Form 10QSB
period 1996-09-30
NEOTHERAPEUTICS INC
filed 1996-11-12
CIK 831547

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to ____________



                      Commission File Number  333-05342-LA
                                             -------------


                            -----------------------


                             NEOTHERAPEUTICS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                COLORADO                                93-0979187
-----------------------------------------          -------------------
      (State or other jurisdiction                 (I.R.S. Employer of
     incorporation or organization)                Identification No.)


    1500 QUAIL STREET, SUITE 550
      NEWPORT BEACH, CALIFORNIA                           92660
----------------------------------------            ------------------
(Address of principal executive offices)               (Zip Code)


   Registrant's telephone number, including area code:  (714) 832-4902
                                                       ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    No   X
                                     ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.


         Class                                Outstanding at October 22, 1996
---------------------------                   -------------------------------
Common Stock, no par value                              5,361,807

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)

                               TABLE OF CONTENTS



         PART I.  FINANCIAL INFORMATION                                              Page No.
                                                                                     --------
         ITEM 1.  FINANCIAL STATEMENTS

                  STATEMENT REGARDING FINANCIAL INFORMATION..........................   3

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                     SEPTEMBER 30, 1996 AND DECEMBER 31, 1995........................   4

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995..........   5

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                     1995 AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987)
                     TO SEPTEMBER 30, 1996...........................................   6

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                     THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                     AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO
                     SEPTEMBER 30, 1996..............................................   7

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............   8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.............................   11

         PART II. OTHER INFORMATION



                                    Page Two

                      NEOTHERAPEUTICS, INC  AND SUBSIDIARY
                        (A Development Stage Enterprise)


                                  FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                    ----------------------------------------

                        PART I.    FINANCIAL INFORMATION

                         ITEM I.  FINANCIAL STATEMENTS



                   STATEMENT REGARDING FINANCIAL INFORMATION
                   -----------------------------------------

The financial statements included herein have been prepared by NeoTherapeutics, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission on September 20, 1996 (Registration No. 333-05342-LA).





                                   Page Three

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                            September 30,       December 31,
                                                                1996                1995
                                                            -------------       ------------
ASSETS                                                       (Unaudited)
CURRENT ASSETS:
  Cash                                                      $     28,574        $        859
  Subscription receivable for sale of units                   17,363,003                --
  Other accounts receivable                                       46,000                --
  Prepaid expenses and refundable deposits                       229,801                 984
                                                            ------------        ------------
     Total current assets                                     17,667,378               1,843
                                                            ------------        ------------

PROPERTY AND EQUIPMENT, at cost:
  Equipment                                                       89,747              59,872
  Accumulated depreciation                                       (55,228)            (51,065)
                                                            ------------        ------------
     Net property and equipment                                   34,519               8,807
                                                            ------------        ------------

                     TOTAL ASSETS                           $ 17,701,897        $     10,650
                                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    788,075        $    249,864
  Accrued payroll and related taxes                              326,175             227,787
  Employee expense reimbursement                                  81,367              84,179
  Accrued interest to related parties                            160,550             121,417
  Notes payable to related parties                                22,500              22,500
                                                            ------------        ------------
     Total current liabilities                                 1,378,667             705,747
LONG TERM LIABILITIES:
  Notes payable to related party                                 558,304             558,304
                                                            ------------        ------------
     TOTAL LIABILITIES                                         1,936,971           1,264,051

STOCKHOLDERS' EQUITY (DEFICIT):
  Revenue participation units, none and 75 units
    outstanding, respectively                                       --               676,000
  Common stock, no par value, 25,000,000 shares
    authorized:
     Issued and outstanding, 2,661,807 and
       2,095,019, respectively                                 4,499,981           3,086,407
     Subscribed, 2,500,000 shares, net of offering
       costs of $551,502                                      16,811,502                --
  Deficit accumulated during the development stage            (5,546,557)         (5,015,808)
                                                            ------------        ------------
     Total stockholders' equity (deficit)                     15,764,926          (1,253,401)
                                                            ------------        ------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                         $ 17,701,897        $     10,650
                                                            ============        ============

      The accompanying notes are an integral part of these balance sheets.
                                    Page Four

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                Three Months        Three Months
                                                   Ended               Ended
                                                September 30,       September 30,
                                                   1996                1995
                                                -------------       -------------
                                                (Unaudited)         (Unaudited)
REVENUES, from grants                            $      --           $    29,318
                                                 -----------         -----------


OPERATING EXPENSES:
  Research and development                           122,261              76,423
  General and administration                         148,143              32,254
                                                 -----------         -----------

                                                     270,404             108,677
                                                 -----------         -----------

LOSS FROM OPERATIONS                                (270,404)            (79,359)
                                                 -----------         -----------

OTHER INCOME (EXPENSE
  Interest expense, net                              (12,125)            (12,948)
  Other income                                        22,482                --
                                                 -----------         -----------

          Total other income (expense)                10,357             (12,948)
                                                 -----------         -----------

          NET LOSS                               $  (260,047)        $   (92,307)
                                                 ===========         ===========


NET LOSS PER SHARE                               $      (.09)        $      (.04)
                                                 ===========         ===========

Weighted Average Shares Outstanding                2,757,459           2,073,023
                                                 ===========         ===========


        The accompanying notes are an integral part of these statements.

                                    Page Five

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                          AND 1995 AND THE PERIOD FROM
                 INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 1996


                                                 Nine Months        Nine Months         Inception
                                                   Ended              Ended              Through
                                                September 30,      September 30,      September 30,
                                                    1996               1995               1996
                                                -------------      -------------      -------------
                                                 (Unaudited)        (Unaudited)        (Unaudited)
REVENUES, from grants                            $      --          $   124,171        $   497,128
                                                 -----------        -----------        -----------

OPERATING EXPENSES:
  Research and development                           204,898            199,811          2,556,225
  General and administration                         308,566             93,765          3,077,777
                                                 -----------        -----------        -----------

                                                    (513,464)          (293,576)        (5,634,002)
                                                 -----------        -----------        -----------

LOSS FROM OPERATIONS                                (513,464)          (169,405)        (5,136,874)
                                                 -----------        -----------        -----------

OTHER INCOME (EXPENSE):
  Interest expense, net                              (38,119)           (33,645)          (458,773)
  Other income (expense)                              20,837               (810)            49,093
                                                 -----------        -----------        -----------

         Total other income (expense)                (17,282)           (34,455)          (409,680)
                                                 -----------        -----------        -----------

        NET LOSS                                 $  (530,746)       $  (203,860)       $(5,546,554)
                                                 ===========        ===========        ===========

NET LOSS PER SHARE                               $      (.22)       $      (.10)
                                                 ===========        ===========

Weighted Average Shares Outstanding                2,430,510          2,073,023
                                                 ===========        ===========


        The accompanying notes are an integral part of these statements.

                                    Page Six

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                         (A Development-Stage Enterpise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                          AND 1995 AND THE PERIOD FROM
                 INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 1996

                                                                                                              Period from
                                                                        Nine Months        Nine Months         Inception
                                                                           Ended              Ended             Through
                                                                       September 30,      September 30,      September 30,
                                                                            1996               1995               1996
                                                                       -------------      -------------      -------------
                                                                        (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net  (loss)                                                           $  (530,746)       $  (203,860)       $(5,546,554)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                           4,163              3,397            180,717
      Issuance of common stock options for services                         103,950               --              208,950
      Amortization of deferred compensation                                    --                 --               93,749
      Gain on sale of assets                                                   --                 --               (5,299)
      Compensation expense for extension of Debt Conversion
        Agreements, net                                                        --                 --              503,147
      Increase in accounts receivable                                       (46,000)              --              (45,754)
      (Increase) decrease in prepaid expenses
         and refundable deposits                                           (228,820)               140           (179,801)
      Increase (decrease) in accounts payable and other
        accrued liabilities                                                 (13,290)            40,818            396,674
      Increase in accrued payroll and payroll taxes                          98,388             85,277            964,869
      Increase (decrease) in employee expense
         reimbursement                                                       (2,812)             4,050             81,367
      Increase in accrued interest to related parties                        39,133             33,646            460,954
                                                                        -----------        -----------        -----------
                       Net cash used in operating activities               (576,034)           (36,532)        (2,886,981)
                                                                        -----------        -----------        -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of equipment                                                     (29,875)            (2,621)          (170,050)
  Payment of organization costs                                                --                 --              (66,093)
  Proceeds from sale of equipment                                              --                 --               29,665
  Issuance of note receivable                                                  --                 --              100,000
                                                                        -----------        -----------        -----------
                        Net cash used in investing activities               (29,875)            (2,621)          (106,478)
                                                                        -----------        -----------        -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from common stock issuance, including Revenue
    Participation Units converted to common stock                           633,624             35,000          2,041,021
  Proceeds from notes payable to related parties, net                          --                 --              780,400
  Cash at acquisition                                                          --                 --              200,612
                                                                        -----------        -----------        -----------
                        Net cash provided by financing activities           633,624             35,000          3,022,033
                                                                        -----------        -----------        -----------

  Net increase (decrease) in cash                                            27,715             (4,153)            28,574
  Cash, beginning of period                                                     859              6,262               --
                                                                        -----------        -----------        -----------
  Cash, end of period                                                   $    28,574        $     2,109        $    28,574
                                                                        ===========        ===========        ===========

        The accompanying notes are an integral part of these statements.

                                   Page Seven

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (Unaudited)


1.       Summary of Significant Accounting Policies
         ------------------------------------------

         a.    Organization and Nature of Business
         -----------------------------------------

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 1996 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the prospectus dated September 26, 1996. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year.

         NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." Its wholly-owned subsidiary, Advanced ImmunoTherapeutics, Inc. ("AIT"), was incorporated in California in June 1987. In July 1989, AIT completed an agreement with the Company, which provided for AIT to become a wholly-owned subsidiary of AFC in a transaction accounted for as a reverse acquisition. All references to the "Company" hereinafter refer to NeoTherapeutics and AIT as a consolidated entity.

         The Company is a development-stage pharmaceutical company committed to the development of new, safe and effective treatments for neurological and immunological diseases such as Alzheimer's disease, acquired immunodeficiency syndrome ("AIDS"), aging, stroke and spinal cord injuries.


         b.    Principles of Consolidation
         ---------------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.



                                   Page Eight

         c.   Net Loss Per Share
         -----------------------

         Net loss per share is calculated using the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidilutive except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and RPU's converted to common stock in July 1996) issued during the period commencing 12 months prior to the initial filing of a proposed public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and warrants at the estimated initial public offering price).

         d.   Research and Development
         -----------------------------

         All costs related to research and development activities are treated as expenses in the period incurred.


4.   Supplemental Schedule of Noncash Financing Activities:
-----------------------------------------------------------

During the period ended September 30, 1996, the Company was in the process of completing a public offering of 2,500,000 "Units", each unit consisting of one share of common stock and one warrant to purchase one share of common stock. The effective date of the offering was September 26, 1996, and the closing was on October 1, 1996. Thus the Company recorded a Subscription Receivable of $17,363,003 at September 30, 1996, for the net proceeds of the offering. Additionally, approximately $552,000 of Accounts Payable and Accrued Expenses at September 30, 1996 are expenses incurred in connection with the above public offering. These expenses will be netted with the gross proceeds of the offering and thus represent noncash items at September 30, 1996.


5.   Stock Options and Warrants:
--------------------------------

On September 24, 1996, the Company issued stock options to purchase 70,000 shares to various members of the Board of Directors, an officer, an employee and a consultant under the 1991 Stock Option Plan. The exercise price of these options is $4.50 per share, which is 80 percent of the estimated fair value of the stock on the date of grant. These options vest at the rate of 25 percent per quarter over a one year period.

In connection with the public offering of units discussed elsewhere in this Form 10-QSB, 2,500,000 warrants were issued which entitle the holder of each warrant to purchase one share of common stock for $11.40 per share. The warrants may be exercised at any time within 5 years from issue date and are redeemable by the Company under certain conditions.

As of September 30, 1996, the following options and warrants to purchase common stock issued outside of the Plans were as follows:




                                   Page Nine

                                                      Common       Option Price
                                                      Shares        per Share
                                                     -------      -------------
    Outstanding at June 30, 1996                     270,173       $0.025-$3.75
            Granted                                   12,000             $0.025
            Exercised, expired                             -                  -
                                                     -------       ------------
    Outstanding at September 30, 1996                282,173       $0.025-$3.75
                                                     =======       ============

In July 1996, the Company issued options to purchase an aggregate of 12,000 shares to two technical consultants for past services. As the exercise price, $0.025, was lower than the fair market value of the stock on the grant date, compensation expense amounting to $29,700 was recorded for the difference between the option price and the estimated fair market value of the stock on the date of grant as determined by recent stock purchases.



                                    Page Ten

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS

Inception to Date:
------------------

From the inception of the Company in 1987 through September 30, 1996, the Company incurred a cumulative net loss of approximately $5.5 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years.

Three Months Ended September 30, 1996 Compared to
Three Months Ended September 30, 1995:
-------------------------------------------------

Total revenues decreased by $29,318 in 1996 from the same period in 1995 as a result of the expiration in July 1995 of a grant from the National Institutes of Health. There were no other sources of revenue during the three months ended September 30, 1996.

Research and development expenses increased approximately $45,800 or 60% from the same period in 1995 due primarily to personnel additions, salary increases, consulting fees, license fees and insurance. The Company expects its research and development expenses to increase as it expands its product development and clinical trial activities.

General and administrative expenses increased approximately $115,900 or 359% from the same period in 1995 due to the addition of personnel, salary increases, insurance, professional and consulting fees, commissions and travel associated with the raising of equity capital and facilities rent in the current period, whereas in the prior period, the Company operated from the Chief Executive Officer's residence on a rent-free basis with a very limited administrative and technical staff. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in both research and development activities as well as sales and marketing activities and as the Company incurs expenses associated with being a public company.





                                  Page Eleven

Other income increased by $22,482 over the same period in 1995, due primarily to income from the compromise of debt with a trade creditor. Net interest expense declined by approximately $800 due to interest income from higher cash balances resulting from the private placement sale of common stock during the second quarter of 1996. The Company expects its interest earnings to increase over the next year due to investments of unallocated proceeds from its recent public offering.

Nine Months Ended September 30, 1996 Compared to
Nine Months Ended September 30, 1995:
------------------------------------------------

There were no revenues for the nine month period ended September 30, 1996 whereas during the same period in 1995 the Company received grant revenues of $124,171.

Research and development expenses for the nine months ended September 30, 1996 increased by approximately $5,100 or 3%. The small increase in expenses was due to an overall reduction in research and development efforts for the first six months of 1996 resulting from the expiration of the Company's grant and reduced working capital during this period.

General and administrative expenses increased approximately $214,800 or $229% for the nine months ended September 30, 1996, over the same period in 1995. Approximately $115,900 of this increase occurred in the three month period ended September 30, 1996, principally due to indirect expenses associated with the raising of equity capital.


LIQUIDITY AND CAPITAL RESOURCES:

From inception through September 1996, the Company financed its operations primarily through sales of equities, borrowings and deferred payment of salaries and other expenses from related parties and grants. On September 26, 1996, the Company effected the public sale of 2,500,000 units of its common stock and attached warrants. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The closing took place on October 1, 1996 and on that date, the Company realized cash proceeds of $17,363,003 from the sale. At September 30, 1996, such amount was reflected by the Company as an account receivable. Expenses directly related to the public offering of units were approximately $552,000 at September 30, 1996, and have been offset against the common stock proceeds of the offering in stockholders' equity.

Subsequently, on October 11, 1996, the underwriter exercised an option to purchase an additional 200,000 units resulting in net proceeds of $1,389,280 to the Company.

The Company is in the development stage devoting substantially all of its efforts to research and development. During its development stage, the Company has incurred cumulative losses of approximately $5.5 million through September 30, 1996, and expects to incur substantial losses over the next several years. In addition to the funds derived from the recently completed public offering, the Company will require substantial additional funds in order to complete the research and development activities currently



                                  Page Twelve
contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. The Company anticipates that its existing capital resources will be adequate to fund its capital needs for at least 12 months.

Without additional funding, the Company may be required to delay, reduce the scope or eliminate one or more of its research and development projects, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on its own. As there can be no assurance that the Company will be able to raise additional funds on acceptable terms, if at all, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Other factors impacting the future success of the Company are the ability to develop products which will be safe and effective in treating neurological and immunological diseases, ability to obtain government approval as well as dependency on key personnel. All of these factors also raise significant doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the future effects that might result from the possible inability of the Company to continue as a going concern.


FACTORS AFFECTING OPERATING RESULTS:

The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-QSB:

The Company has incurred losses in every year of its existence and expects to continue to incur significant operating losses for the next several years. The Company has never generated revenues from product sales and there is no assurance that revenue from product sales will ever be achieved. In addition, there is no assurance that any of the Company's proprietary products will ever be successfully developed, receive and maintain require governmental regulatory approvals, become commercially viable or achieve market acceptance.

The Company has no experience in manufacturing, procuring products in commercial quantities, or marketing and only limited experience in negotiating, setting up or maintaining strategic relationships and conducting clinical trials or other late stage phases of the regulatory approval process and there is no assurance that the Company will successfully engage in any of these activities.



                                 Page Thirteen

The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. Based on the Company's current operating plan, additional funds will be needed in approximately twenty-two months. Moreover, if the Company experiences unanticipated cash requirements during the interim period, the Company could require additional funds much sooner. The source, availability, and terms of such funding have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

The Company faces numerous other risks in the operation of its business, including, but not limited to, protecting its proprietary technology and trade secrets and not infringing those of others; attaining a competitive advantage; entering into agreements with others to source, manufacture, market and sell its products; attracting and retaining key personnel in research and development, manufacturing, marketing, sales and other operational areas; managing growth, of any; and avoiding potential claims by others in such areas as product liability and environmental matters.

The above factors are not intended to be inclusive and there may be numerous other areas subjecting the Company's operating results to risk. Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material averse effect on the Company's business and results of operations.





                                 Page Fourteen

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)      Exhibits - 27 Financial Data Schedule.

          (b)      Reports of Form 8-K

                   Not applicable.





                                  Page Fifteen

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEOTHERAPEUTICS, INC. AND SUBSIDIARY


Date:    November 7, 1996                   By: /s/ ALVIN J. GLASKY
                                            ------------------------------
                                                    Alvin J. Glasky, Ph.D.
                                                    President




Date:    November 7, 1996                   By: /s/ SAMUEL GULKO
                                            ------------------------------
                                                    Samuel Gulko
                                                    Chief Financial Officer




                                  Page Sixteen