Form 10KSB
period 1996-12-31
NEOTHERAPEUTICS INC
filed 1997-03-31
CIK 831547

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the transition period from            to

                         Commission File Number 0-28782
                       __________________________________

                             NEOTHERAPEUTICS, INC.
                 (Name of Small Business Issuer in its charter)

                       COLORADO                                                 93-0979187
                  (State or other jurisdiction                                 (I.R.S. Employer
              of incorporation or organization)                                Identification No.)

         ONE TECHNOLOGY DRIVE, SUITE I-821
                 IRVINE, CALIFORNIA                                                 92618
          (Address of principal executive offices)                                (Zip Code)

                    Issuers telephone number: (714) 788-6700

                       ----------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                           Common Stock, no par value
                         Common Stock Purchase Warrants
                       __________________________________

Check whether the issuer (1) has all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates as of December 31, 1996 was $16,652,307.

As of March 24, 1997, there were 5,361,807 shares of the issuer's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                               TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
PART I

  Item 1         Description of Business  . . . . . . . . . . . . . . . . . . . . . . . .        3

  Item 2.        Description of Property  . . . . . . . . . . . . . . . . . . . . . . . .        22

  Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .        22

  Item 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . .        22

PART II

  Item 5.        Market for Common Equity and Related Stockholder Matters . . . . . . . .        22

  Item 6.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  . . . . . . . . . . . .        24

  Item 7.        Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .        27

  Item 8.        Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure . . . . . . . . . . . . . . . .        46

PART III

  Item 9.        Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . .        46

  Item 10.       Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .        50

  Item 11.       Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . .        53

  Item 12.       Certain Relationships and Related Transactions . . . . . . . . . . . . .        54

  Item 13.       Exhibits, List and Reports on Form 8-K . . . . . . . . . . . . . . . . .        56

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        58

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "ITEM 1 - "Description of Business", including the section therein entitled "Risk Factors," and in "ITEM 6 - Discussion and Analysis of Financial Condition and Results of Operations."


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company was incorporated in Colorado in December 1987. On August 7, 1996, the Company changed its name from Americus Funding Corporation to NeoTherapeutics, Inc. Advanced Immunotherapeutics, Inc. ("AIT"), was incorporated as a California corporation in June 1987. In July 1989, all of the shareholders of AIT exchanged all of their shares of AIT Common Stock for shares of the Company's Common Stock, and AIT became a wholly-owned subsidiary of the Company. Unless the context otherwise requires, all references to the "Company" and "NeoTherapeutics" refer to NeoTherapeutics, Inc., a Colorado corporation, and AIT. The Company's executive offices are located at One Technology Drive, Suite I-821, Irvine, CA 92618, and its telephone number is
(714) 788-6700.

         The Company is a development stage biopharmaceutical company engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions, such as memory deficits associated with Alzheimer's disease and aging, stroke, spinal cord injuries and Parkinson's disease. The Company's initial product candidate, AIT-082, and its other compounds under development are based on the Company's patented technology. This technology uses small synthetic molecules to create non-toxic compounds, intended to be administered orally or by injection, that are capable of passing through the blood-brain barrier to rapidly act upon specific target cells in specific locations in the central nervous system, including the brain. Animal and laboratory tests have shown that the Company's AIT-082 compound appears to selectively increase the production of certain neurotrophins, a type of large protein, in the hippocampus and frontal cortex, which are the areas of the brain implicated in memory. These neurotrophins regulate nerve cell growth and function. The Company's technology has been developed to capitalize on the beneficial effects of these proteins, which have been widely acknowledged to be closely involved in the early formation and differentiation of the central nervous system. The Company believes that AIT-082 could have prophylactic, therapeutic and regenerative effects.

         The Company's developmental activities to date have benefited from a close association with the National Institutes of Health ("NIH"). The NIH's National Institute on Aging ("NIA") has funded a portion of the pre-clinical studies on the Company's AIT-082 compound, including toxicity studies. The NIA has committed to fund and conduct two Phase I clinical trials under the auspices of its Alzheimer's Disease Cooperative Study Unit ("ADCSU"), a consortium of approximately 35 highly regarded clinical centers throughout the United States. The NIH's National Institute for Mental Health ("NIMH") has also supported the Company's development efforts by providing funds, along with the NIA, for the production of sufficient quantities of the AIT-082 compound to complete pre-clinical testing and Phase I human clinical trials.

         An application has been filed with the Canadian Ministry of Health to test AIT-082 in humans, and Dr. D. W. Molloy of the Geriatric Research Group received authorization from that agency on March 6, 1997 to conduct Phase I/II clinical trials in Alzheimer's patients. These clinical trials commenced on March 24, 1997.

INTRODUCTION TO THE CENTRAL NERVOUS SYSTEM

         The human brain contains some 10 billion nerve cells, or neurons, each of which has connections with many other neurons. Sensory, motor and cognitive activities are all governed by this complex network of neurons, each member of which communicates with other neurons across junctions known as "synapses." Communication between neurons involves chemical "messengers" known as neurotransmitters, which are released by the sending neuron, diffuse across a small gap, and bind to corresponding receptors on the receiving neuron. Abnormal neuronal communication has been implicated in a range of psychiatric and neurological disorders, including memory deficits, schizophrenia, depression, anxiety, Parkinson's disease and eating disorders.

         The treatment of most diseases is facilitated by cell regeneration, a natural component of human healing. However, in the highly complex realm of neurological diseases, treatment is more difficult because neurons do not naturally regenerate after maturity. Currently available drugs for the treatment of such significant neurological disorders as Alzheimer's and Parkinson's diseases act by increasing or replacing supplies of critical neurotransmitters, but provide time-limited benefits at best. These benefits are limited because the eventual loss of neuronal cells without regeneration means there is eventually nothing for those neurotransmitters to activate.

         Much of the early neuroscience-oriented biotechnology research centered on the investigation of certain proteins, known as neurotrophins or neurotrophic factors, which are necessary to the early development of neurons as well as their long-term maintenance and survival. These substances are involved in the fundamental formation and shaping of the nervous system. Given their role in the early neuron development and maintenance, it has been hypothesized that these neurotrophic factors could be used in the treatment of neurodegenerative diseases.

         Since neurons do not naturally regenerate following damage or disease, substantial research has been conducted by academic researchers and by the pharmaceutical industry in developing these factors as possible treatments for a variety of neurological disorders. To date, the usefulness of these factors has been limited by their inability to pass the blood-brain barrier, which serves as a "filter" to keep molecules larger than a certain size from leaving the bloodstream and entering the brain and spinal cord. Therefore, neurotrophic factors, which are large molecules, cannot be administered orally or through injection into the bloodstream.

         There are currently three alternative approaches to achieving blood-brain barrier access. One approach is to introduce neurotrophic factors by direct injection into the brain through a catheter inserted into a hole drilled into the skull. While this treatment has achieved some success in alleviating some of the symptoms of Alzheimer's disease, the prospect for infection and the inconvenience and expense of the procedure have limited its practical usefulness to date. The second approach is to temporarily break down the blood-brain barrier, which would allow molecules of all sizes (including therapeutic as well as toxic or infectious agents) to enter into the central nervous system. This approach is in the early stage of development, and its utility has not been established.

         The third approach, the one taken by the Company, is to find small molecules which can pass through the blood-brain barrier, which can be administered orally or through injection into the bloodstream. The small-molecule approach taken by the Company, if successful, could lead to the development of compounds which can either mimic the actions of the larger molecule neurotrophic factors or stimulate the production of such factors within the brain, through administration either orally or through injection. The Company believes that such a development could represent a major advance in the treatment of neurological disorders.

Neurotrophic Factors

         A number of the Company's compounds modify biological processes that involve neurotrophic factors. In the past, research on neurotrophic factors has been greatly hampered by the fact that such factors naturally exist only in small quantities. However, advances in cloning these factors over the past few years have made them more available for research. The neurotrophic factors of greatest research interest to the Company are:

         o NGF (Nerve Growth Factor): NGF has been shown to be essential to the development and maintenance of peripheral sensory and sympathetic system neurons, as well as central cholinergic neurons that are clustered in the hippocampus and cortex areas of the brain. These sites of activity imply possible relevance to Alzheimer's disease degeneration, since it is the loss of cholinergic neurons in those areas which is believed integral to the loss of memory functions characteristic of that disease. Animal studies have shown that NGF can reverse neuronal functional deficits induced by natural aging and by experimental surgical lesions of the brain. Direct administration of NGF into the brain through a catheter inserted into a hole drilled into the skull has led to an improvement in spatial memory in aged rats. Similarly, the direct administration of NGF into the brain of a limited number of Alzheimer's disease patients has been shown to cause an improvement in short-term memory.

         o NT-3 (Neurotrophin-3): like NGF , NT-3 stimulates neurite fiber growth. NT-3 appears potentially useful in the treatment of some sensory neuropathies, which are impairments of an individual's subjective awareness of his or her own muscle motion and body positioning, and are encountered in diabetics and in patients receiving chemotherapy for cancer. Infusion of NT-3 directly into the brain has led to improvement in spatial memory in aged rats.

         o bFGF (Fibroblast Growth Factor, basic): bFGF is neuroprotective and may promote the proliferation of certain immature neurons. While the exact relevance of bFGF to disease is currently being established, it appears to be the only neurotrophin that causes proliferation of neurons. Based on these observations, the long-held belief that new neurons cannot be generated in adults is being reconsidered. The ability to produce new neurons could have implications in a variety of diseases where neurons have been destroyed, such as Alzheimer's disease, spinal cord injuries and stroke.

THE COMPANY'S DRUG DEVELOPMENT STRATEGY

         The Company is engaged in research that has primarily focused on the development of new drugs that act on the nervous system to treat diseases and conditions characterized by a memory impairment, such as Alzheimer's disease, impairment associated with the dementia of aging, stroke, spinal cord injuries, as well as Parkinson's disease.

         The technical strategy employed by the Company is the synthesis of proprietary chemical molecules that modify specific biological processes in the body. The methods by which the molecules are synthesized are proprietary and specific molecules and their methods of use have been patented by the Company. The Company's drug design methods are based upon the use of hypoxanthine, a natural non-toxic purine compound which is contained in the genetic material of all living matter. Hypoxanthine is chemically linked to a variety of other molecules in order to produce the Company's proprietary AIT series of compounds. The various molecules that are linked to hypoxanthine are selected from known drugs that have established therapeutic activity, producing a bi-functional compound. These compounds exhibit certain functional features of both hypoxanthine (including its ability to facilitate passage through the blood-brain barrier) and the linked therapeutic drugs. Chemical and behavioral studies have given the Company reason to believe that this compound synthesis and selection process increases the probability that the new AIT compounds will retain the efficacy exhibited by their "parent" drugs.

         The Company conducts the synthesis and early testing to establish therapeutic potential necessary to obtain patents on new compounds. In that regard, the Company has conducted pre-clinical testing of the safety and efficacy of certain of its compounds and intends to file an Investigational New Drug Application ("IND") for each such compound. With respect to the Company's AIT-082 compound, some Phase I clinical trials will be conducted by the ADCSU, and the Company intends to conduct all other clinical trials necessary to obtain FDA approval. The Company intends to seek out large pharmaceutical companies as partners for the development, manufacture and marketing of certain of its other compounds.

PRODUCTS IN DEVELOPMENT

         The Company has discovered, synthesized and tested a series of new compounds. These compounds have been tested in the Company's own former laboratories, at adjunct laboratories at Olive View/UCLA Medical Center, at U.C. Irvine and other independent universities, at other industry research centers and at the NIH. These compounds are all currently in pre-clinical testing. The Company's lead compound, AIT-082, has also begun Phase I/II clinical studies. The following table summarizes the activity and potential use for some of the compounds currently under development. A number of other compounds have been synthesized and are awaiting further biological evaluation. No assurance can be made that any of the Company's compounds will prove to be effective treatments for the indicated diseases or conditions or for any other purposes, or that any such compounds will receive FDA approval.


COMPOUND                                   POTENTIAL INDICATIONS                 DEVELOPMENT STATUS
--------                                   ---------------------                 ------------------
AIT-082      Alzheimer's disease, spinal cord injury, amyotrophic lateral  Phase I/II clinical studies
             sclerosis, memory impairment of aging, stroke                 began in March 1997;
                                                                           Pre-clinical studies

AIT-097      Parkinson's disease                                           Pre-clinical studies; toxicity
                                                                           studies expected to begin in
                                                                           1997

AIT-034      Alzheimer's disease, severe memory impairment                 Pre-clinical studies; toxicity
                                                                           studies expected to begin in
                                                                           1997

AIT-083      Memory impairment, immune impairment, AIDS dementia           Pre-clinical studies

AIT-084      Anti-anxiety and antispasmodic agent                          Pre-clinical studies

COMPOUND                                   POTENTIAL INDICATIONS                 DEVELOPMENT STATUS
--------                                   ---------------------                 ------------------
AIT-110      Immune system disorders, angina, arrhythmias                  Pre-clinical studies

AIT-111      Hypertension, angina, arrhythmias, altered central nervous    Pre-clinical studies
             system impulse transmission

AIT-082

         The Company's AIT-082 compound is the most extensively studied compound in the AIT series and has been the primary focus of the Company's research efforts. AIT-082 is a small synthetic molecule that incorporates the chemical structural features of hypoxanthine (the only purine which passes the blood-brain barrier) and procainamide, which is a drug marketed for the treatment of cardiac arrhythmias and has been shown to have memory-enhancing activity. AIT-082 has been shown in animal studies to enhance working (or recent) memory, the type of memory which is deficient in patients suffering from Alzheimer's disease. In addition, the Company believes that AIT-082 has potential as a treatment for memory impairments that are seen in children, aged and stroke patients, as well as in patients with nerve damage such as stroke and spinal cord injury.

         Pre-clinical testing involving laboratory animals conducted by the Company and independent research institutions has indicated that AIT-082 exhibits the following properties and/or effects:

           o  Memory:             Shown to reduce, delay and prevent memory
                                  deficits in aged animals; shown to enhance memory function in young and aged animals.

           o  Toxicity:           Shown to be non-toxic at the highest testable
                                  dosage in dogs (1,000 mg/kg) and rats
                                  (3,000 mg/kg).

           o  Dosage:             Effective over a wide range of doses, with
                                  effectiveness observed at doses as low as
                                  0.5 mg/kg and up to 60 mg/kg; a single dose has been observed to have measurable effects for more than seven days.

           o  Administration:     Active both orally and through injection.

           o  Tolerance:          Tolerance to AIT-082 has not developed even
                                  after daily treatment in mice for a period of 11 months.

           o  Side effects:       Has no measured effect in mice on
                                  neurological parameters such as learning rate, motivation, performance or ocomotor activity.

         Until completion of human clinical trials, there can be no assurance that these properties and/or effects can be replicated in humans.

         The Company has shown that when administered to neurons in tissue culture, AIT-082 can induce the same effects as NGF when administered alone. The Company has also shown that AIT-082 causes the production of NGF, NT-3 and bFGF in tissue culture. In addition, the Company has demonstrated that oral administration of AIT-082 increases the levels of NGF, NT-3 and bFGF in the hippocampus and frontal cortex of aged mice. Other researchers have shown that administration of multiple neurotrophins may be more effective as a treatment method than the administration of a single neurotrophin. The Company believes that AIT-082's mechanism of action (after it has passed through the blood-brain barrier) involves activating the genes that lead to the production of a number of different neurotrophins. Neurotrophins themselves are not orally active and do not pass the blood-brain barrier. Therefore, should oral AIT-082 prove to be an effective treatment for neurological disorders, it could have two distinct practical advantages over NGF, NT-3 or bFGF administered alone directly into the brain as a treatment for such disorders: (i) it can be administered orally; and (ii) it induces the production of multiple neuotrophins in those areas of the brain associated with memory.

         The NIA and the NIMH have contracted for production of sufficient quantities of AIT-082 to conduct animal toxicity studies and early human clinical trials and have committed funding for this contract. In addition, the NIA has contracted with an independent laboratory to conduct the toxicology studies required by the FDA for an IND and has committed funding for this contract. The initial production of AIT-082 and the first toxicity studies necessary to prepare and submit an IND have been completed. Additional toxicity studies in animals are expected to commence in the second quarter of 1997. The Company anticipates that the IND for AIT-082 will be submitted to the FDA within the first six months of 1997. There can be no assurance that the Company will be able to file or obtain approval of an IND for AIT-082 during such period, if at all.

         The first phase of human clinical evaluation in the United States will begin shortly after approval of the IND. The Company anticipates that these clinical studies should take approximately three to six months to complete; however, there can be no assurance that these studies will not take longer to complete. Two Phase I human clinical studies will be paid for and conducted in the United States by the ADCSU. The ADCSU is a consortium of approximately 35 United States clinical centers funded by the NIA to conduct human Alzheimer's disease research. The ADCSU has reviewed the Company's pre-clinical test data and has approved conducting such clinical trials with AIT-082 after FDA approval of the Company's IND. The Company expects that it will have to fund two Phase II human clinical studies prior to submitting AIT-082 to the FDA for marketing approval. There can be no assurance, however, that clinical trials of AIT-082 will be successful, that the marketing of AIT-082 will be approved by the FDA, or that AIT-082 can be successfully marketed to its targeted population. See "- Drug Approval Process and Government Regulation."

         An application has been filed with the Canadian Ministry of Health to test AIT-082 in humans, and Dr. D. W. Molloy of the Geriatric Research Group received authorization from that agency on March 6, 1997 to conduct Phase I/II clinical trials in Alzheimer's patients. These clinical trials commenced on March 24, 1997.

Other Compounds in Development

         Due to the historically limited resources available to the Company and the Company's decision to focus those resources on the development of its AIT-082 compound, its other compounds are in an earlier stage of development. These compounds include:

         AIT-097.         AIT-097 is a chemical derivative of hypoxanthine and
dopamine that has been demonstrated in animal studies to improve motor function. The Company believes that AIT-097 has the potential of being developed as a product for the treatment of Parkinson's disease. The Company plans to expand pre-clinical testing and initiate toxicity studies on AIT-097 in 1997.

         AIT-034.         AIT-034 is a chemical analog of AIT-082 that has been
demonstrated in animal studies to enhance memory and to reverse memory deficits in severely impaired animals that do not respond to AIT-082. AIT-034 does not induce the production of NGF, and its mechanism of action is therefore believed to be different than AIT-082. The Company believes that AIT-034 could be a practical complementary product for Alzheimer's disease. The Company expects initial toxicity studies on AIT-034 to commence in 1997.

         AIT-083.         AIT-083 has been demonstrated in animal studies to
enhance memory and is a mild stimulant of the central nervous system. AIT-083 has also been shown to be a stimulant of the T-cells of the immune system, making it a candidate for evaluation in the treatment of the dementia associated with HIV infection.

         AIT-084.         AIT-084 has been shown in animal studies to interact
with the brain receptor for gamma-aminobutyric acid (GABA), which is a neurotransmitter, and may have potential as an anti-anxiety and antispasmodic agent.

         AIT-110.         AIT-110 has been shown to interact with calcium
channel proteins in laboratory tests and the Company believes that it has potential use as a treatment of angina and arrhythmias. AIT-110 has also been shown in laboratory tests to have activity as an immunomodulator for the B-cells of the immune system, and the Company believes it has potential for the treatment of a variety of immune system disorders.

         AIT-111.         AIT-111 has been shown in laboratory tests to
interact with calcium channel proteins and protein kinase C, and the Company believes that it has potential for the treatment of hypertension, angina, arrhythmias and a number of conditions associated with altered central nervous system impulse transmissions.

         Until extensive further development and testing is completed, which will take many years if undertaken at all, the therapeutic and other effects of these compounds cannot be established.

PRIMARY THERAPEUTIC TARGETS

         Alzheimer's Disease.     Alzheimer's disease is a neurodegenerative
brain disorder that leads to progressive memory loss and dementia. Alzheimer's disease generally follows a course of deterioration over eight years or more, with the earliest symptom being impairment of short- term memory. Alzheimer's disease is now recognized as the most common cause of severe intellectual impairment in persons over the age of 65 in the United States, with approximately four million Americans diagnosed as suffering from Alzheimer's disease. The number of Alzheimer's disease patients is expected to reach 14 million by 2050. Alzheimer's disease is the fourth leading cause of death in the United States with approximately 100,000 deaths per year. The National Alzheimer's Association has estimated that the overall care costs for the treatment and care of the estimated four million United States Alzheimer's disease patients is $100 billion per year.

         To date, advanced chronological age appears to be the most significant factor associated with the development of Alzheimer's disease. The incidence of Alzheimer's disease is estimated to be approximately 5-10% in the over-65 age group. Current estimates are that one-third of the entire population in the developed countries will survive to at least 80 years of age, when the risk of contracting Alzheimer's disease increases to approximately 20%. In addition, approximately 50% of the population over 85 years of age has been estimated to be suffering from Alzheimer's disease. The Company is testing two compounds, AIT-082 and AIT-034, which have shown preliminary indications in animals of enhancing or restoring memory, and have potential to be used to treat Alzheimer's disease patients.

         Memory Impairment Associated with Aging.     Because the populations
of developed countries are increasingly becoming older, the costs and social burden of medical care and housing of aged persons suffering from mentally deteriorative diseases is increasing. The availability of a drug to reduce the memory impairments associated with aging would not only have a significant economic impact but would also greatly improve the quality of life for the elderly population. Both AIT-082 and AIT-034 have shown to be effective in ameliorating memory loss associated with aging in mice.

         Stroke.     Among older Americans, stroke ranks as the third leading
cause of death. An estimated 500,000 people in the United States suffer strokes each year. The costs associated with the treatment and care of stroke patients are estimated to be approximately $25 billion per year. Most therapeutic approaches to treating strokes are directed towards correcting the circulatory deficit or to blocking the toxic effects of chemicals released in the brain at the time of the stroke. The Company is focusing its emphasis in the treatment of strokes on protecting the cells from injury or degeneration caused by strokes. Since AIT-082 has the potential to enhance nerve regeneration, the Company believes that AIT-082 may prove useful in the treatment of stroke.

         Spinal Cord Injury.     There are an estimated 200,000 severely
disabled survivors of spinal cord trauma in the United States with approximately 10,000 new injuries each year. The cost of care and services for these individuals is estimated to exceed $10 billion per year. Significant research efforts are currently being focused on the neurotrophic factors that can initiate and support new cell development, guide new or damaged nerves to appropriate targets and maintain neuronal function. Animal studies have shown that all these functional restorations are possible with appropriate neurotrophic factors. A major obstacle to the effective use of these neurotrophic factors is the delivery of the appropriate neurotrophin to the site of damage. AIT-082 has been shown in mice to cause the production of several neurotrophic factors in the brain after oral administration, demonstrating that it can effectively penetrate the blood-brain barrier; therefore, the Company believes that AIT-082 could potentially be used to stimulate the regeneration of nerves damaged by spinal cord injury. The Company has committed $100,000 for the establishment of a NeoTherapeutics Fellowship as part of the Reeve-Irvine-Smith Research Center for spinal cord injury.

MARKETING AND SALES STRATEGY

         The Company has no experience in the marketing of pharmaceutical products and, with the exception of the marketing of AIT-082 in the United States, the Company does not expect to develop the resources to distribute and market any products it might develop. With respect to any products it may develop (other than AIT-082), the Company intends to license to, or enter into strategic alliances with, larger pharmaceutical companies which could market such products through their already developed distribution networks.

         The Company's marketing strategy for AIT-082 differs from its marketing strategy for its other future products because the Company believes the development history (i.e. the technical and financial support provided by the NIA, NIMH and ADCSU) and potential market (i.e. Alzheimer's disease, for which there currently are only limited treatment options) for AIT-082 present certain marketing advantages that its other proposed products do not have at this time. The Company intends to market AIT-082 in the United States by developing its own internal marketing organization. The Company believes this approach for the United States sales is feasible since the Company expects to market AIT-082 to a focused niche market primarily composed of psychiatrists and neurologists at major Alzheimer's disease treatment centers. Furthermore, the Company believes that, should AIT-082 ultimately be approved for marketing by the FDA, the involvement by members of the ADCSU in conducting human clinical trials of AIT-082 could provide the Company with an advantage in marketing AIT-082. The Company believes the technical and financial support provided to the Company by the NIA, NIMH and ADCSU for the development of AIT-082 will also make the marketing of AIT-082 in the United States more feasible for the Company. The Company expects to begin to build a marketing organization in the Unites States after it makes a determination as to whether the clinical results are sufficient to satisfy FDA requirements for marketing approval. If, in the judgment of the Company, such approval is likely, then the Company will begin to implement a marketing plan for AIT-082. The Company may consider granting a co-marketing license to a larger pharmaceutical company in the United States.

         The Company currently intends to conduct its own synthesis and early testing of new compounds to establish therapeutic potential necessary to obtain patents. Thereafter, the Company may decide to enter into strategic alliances or licensing arrangements with larger pharmaceutical companies that could then provide for the continued development of certain of its compounds, including obtaining all necessary FDA approvals for the marketing of drugs derived from these compounds. The Company may decide to enter into strategic alliances at various steps in the drug approval process, depending upon its evaluation of various factors pertaining to the development and marketing of its compounds. These factors may include the expense of obtaining FDA approval of the compound, the size of the target market for drugs derived from a compound, the potential difficulties in marketing drugs derived from a compound and the possibility of obtaining assistance from scientific and government entities in developing a compound.

         As part of the Company's overall marketing strategy, it intends to enter into strategic alliances or licensing arrangements with respect to overseas distribution of all of the products it develops, including AIT-082. The Company believes that the complexities of the various regulatory and marketing procedures in foreign countries make it inadvisable for the Company to undertake any such regulatory or marketing efforts by itself. With respect to AIT-082, the Company may wait until Phase I clinical trials are successfully completed in the United States before licensing AIT-082 in Europe and Japan as well as granting a co-marketing license in the United States.

         If the Company enters into strategic alliances or licensing arrangements with respect to any of its compounds, it may retain the rights to co-market certain of these products in the United States.

DRUG APPROVAL PROCESS AND OTHER GOVERNMENT REGULATION

         The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation. The Federal Food, Drug and Cosmetics Act, as amended, and the regulations promulgated thereunder, as well as other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's proposed products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to regular inspections by the FDA and must comply with Good Manufacturing Practices ("GMP"). To supply products for use in the United States, foreign manufacturing establishments must also comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA. Drug product and drug substance manufacturing establishments located in California also must be licensed by the State of California in compliance with local regulatory requirements.

         New Drug Development and Approval.     The United States system of new
drug approval is one of the most rigorous in the world. According to a February 1993 report by the Congressional Office of Technology Assessment, it costs an average of $359 million and takes an average of 15 years from discovery of a compound to bring a single new pharmaceutical product to market. Approximately one in 1,000 compounds that enter the pre-clinical testing stage eventually makes it to human testing and only one-fifth of those are ultimately approved for commercialization. In recent years, societal and governmental pressures have created the expectation that drug discovery and development costs can be reduced without sacrificing safety, efficacy and innovation. The need to significantly improve or provide alternative strategies for successful pharmaceutical discovery, research and development remains a major health care industry challenge.

         Drug Discovery.     In the initial stages of drug discovery before a
compound reaches the laboratory, typically tens of thousands of potential compounds are randomly screened for activity in an assay assumed to be predictive of a particular disease process. This drug discovery process can take several years. Once a "screening lead" or starting point for drug development is found, isolation and structural determination is initiated. Numerous chemical modifications are made to the screening lead (called "rational synthesis") in an attempt to improve the drug properties of the lead. After a compound emerges from the above process, it is subjected to further studies on the mechanism of action, further in vitro screening against particular disease targets and finally, in vivo animal screening. If the compound passes these evaluation points, animal toxicology is performed to begin to analyze the potential toxic effects of the compound, and if the results indicate acceptable toxicity findings, the compound emerges from the basic research mode and moves into the pre-clinical phase.

         Pre-clinical Testing.     During the pre-clinical testing stage,
laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and that the compound is evaluated for safety. These tests can take up to three years or more to complete.

         Investigational New Drug Application (IND).     After pre-clinical
testing, an IND is submitted to the FDA to begin human testing of the drug.
The IND becomes effective if the FDA does not reject it within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, how the chemical compound is manufactured, the method by which it is believed to work in the human body, and any toxic effects of the compound found in the animal studies. In addition, the IND must be reviewed and approved by an Institutional Review Board comprised of physicians at the hospital or clinic where the proposed studies will be conducted. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.

         Phase I Clinical Trials. After an IND becomes effective, Phase I human clinical trials can begin. These studies, involving usually between 20 and 80 healthy volunteers, can take up to one year or more to complete. The studies determine a drug's safety profile, including the safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, as well as the duration of its action.

         Phase II Clinical Trials.     In Phase II clinical trials, controlled
studies of approximately 100 to 300 volunteer patients with the targeted disease assess the drug's effectiveness. These studies are designed primarily to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects on these patients. These studies can take up to two years or more. In addition, PhaseI/II clinical trials may be conducted that evaluate not only the efficacy but also the safety of the drug on the targeted patient population.

         Phase III Clinical Trials.     This phase typically lasts up to three
years or more and usually involves 1,000 to 3,000 patients with the targeted disease. During the Phase III clinical trials, physicians monitor the patients to determine efficacy and to observe and report any adverse reactions that may result from long-term use of the drug.

         New Drug Application (NDA). After completion of all three clinical trial phases, the data is analyzed and, if the data indicates that the drug is safe and effective, a NDA is filed with the FDA. The NDA must contain all of the information on the drug that has been gathered to date, including data from the clinical trials. NDAs are often over 100,000 pages in length. The average NDA review time for new pharmaceuticals approved in 1995 was 19.2 months.

         Fast Track Review.     In December 1992, the FDA formalized procedures
for accelerating the approval of drugs to be marketed for the treatment of certain serious diseases for which no satisfactory alternative treatment exists, such as Alzheimer's disease and AIDS. If it is demonstrated that the drug has a positive effect on survival or irreversible morbidity during Phase II clinical trials, then the FDA may approve the drug for marketing without completion of Phase III testing. At the present time, the Company believes that AIT-082 may be able to qualify for "fast-track" FDA review; however, no assurance can be made that AIT-082 will ultimately be demonstrated to meet the requirements for such "fast-track" review.

         Approval.     If the FDA approves the NDA, the drug becomes available
for physicians to prescribe. The Company must continue to submit periodic reports to the FDA, including descriptions of any adverse reactions reported. For certain drugs which are administered on a long-term basis, the FDA may request additional clinical studies (Phase IV) after the drug has begun to be marketed to evaluate long-term effects.

         In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. The Company's research and development activities involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company.

         For marketing outside the United States, the Company or its prospective licensees will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company does not currently have any facilities or employees outside of the United States.

MANUFACTURING

         The Company has only limited capability at present to chemically synthesize compounds for its research, testing and development programs for AIT-082 or any of its other compounds. The NIMH and NIA have agreed to fund the production of AIT-082 by an FDA-certified drug manufacturer in quantities sufficient to conduct toxicity testing and early human clinical trials. The Company believes that the quantities of AIT-082 being produced under this funding should be sufficient to conduct these Phase I human clinical trials. The Company will need to ensure the production of additional amounts of AIT-082 if, and when, additional clinical programs for AIT-082 are initiated. Therefore, the Company plans to establish a pilot plant or to establish a contractual relationship with an FDA-certified drug manufacturer for the production of AIT-082 and its other compounds under development.

PATENTS AND PROPRIETARY RIGHTS

         Patents and other proprietary rights are vital to the Company's business. The Company's policy is to seek patent protection for its proprietary compounds and technology, and it intends to protect its technology, inventions and improvements to inventions that are commercially important to the development of its business. The Company also intends to rely on trade secrets, know-how, continuing technology innovations and licensing arrangements to develop and maintain its competitive position.

         On February 25, 1992, Dr. Alvin Glasky was issued a United States patent (No. 5,091,432) which establishes proprietary rights for a series of compounds whose chemistry is based upon a purine, hypoxanthine, and for the use of these compounds in the treatment of neuroimmunologic disorders. This patent expires on March 28, 2010. These compounds are bi-functional drugs that combine the ability of hypoxanthine to be absorbed rapidly into the body with the pharmacological activity of a second molecular component. These second components were selected to provide a wide variety of potential therapeutic applications including the treatment of schizophrenia, Parkinson's disease and memory deficits. On September 5, 1995, Dr. Glasky was issued a second United States patent (No. 5,447,939) which covers the treatment of neurological and neurodegenerative diseases through modification of certain biochemical processes in cells. This patent expires on July 25, 2014. This second patent incorporates certain technology developed under the auspices of, and belonging to, McMaster University in Ontario, Canada.

         Both patents have been assigned to the Company by Dr. Glasky. In connection with these assignments, Dr. Glasky has been granted a royalty of two percent of all revenues derived by the Company from the use and sale by the Company of any products which are covered by either of the aforementioned patents or any subsequent derivative patents, in each case for the life of the patent. However, Dr. Glasky will not receive any royalties with respect to sales of products which utilize patent rights licensed to the Company by McMaster University. In the event the Company terminates Dr. Glasky's employment without cause, the royalty rate shall be increased to five percent, and in the event Dr. Glasky dies, his estate or family shall be entitled to continue to receive royalties at the rate of two percent.

         With respect to the second United States patent, the Company and McMaster University have entered into a license agreement whereby McMaster University has licensed to the Company all patent rights belonging to McMaster University contained in such patent. This agreement calls for minimum payments by the Company of $25,000 per year to McMaster University, with the first payment due in July of 1997, and for the Company to pay to McMaster University a royalty of five percent of the net sales of all products sold by the Company which incorporate the patent rights licensed to the Company by McMaster University.

         The Company also currently has two United States and a number of corresponding foreign patent applications on file. There can be no assurance, however, that the scope of the coverage claimed in the Company's patent applications will not be significantly reduced prior to a patent being issued. Corresponding foreign patent applications with respect to the Company's issued patents have been filed in numerous foreign countries.

         The patent positions of pharmaceutical and drug development companies are generally uncertain and involve complex legal and factual issues. There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against the Company with respect to its products or technology or other matters. There may be third-party patents and other intellectual property relevant to the Company's products and technology which are not known to the Company. Patent litigation is becoming more common in the biopharmaceutical industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets owned by the Company or to determine the scope and validity of proprietary rights of third parties. Although no third party has asserted that the Company is infringing such third party's patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that the Company would prevail in any such litigation or that the Company would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against the Company, whether meritorious or not, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend or prosecute and to resolve. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the outcome were to ultimately be favorable to the Company. The results of such proceedings are highly unpredictable and, as a result of such proceedings, the Company may have to obtain licenses in order to continue to conduct clinical trials, manufacture or market certain of its products. No assurance can be made that the Company will be able to obtain any such licenses on favorable terms, if at all.

         The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect in part, by confidentiality agreements with its employees and consultants and with corporate partners and/or collaborators as such relationships are formed in the future. The agreements provide that all confidential information developed or made known to an individual during the course of the employment or consulting relationship shall be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by the Company shall be the exclusive property of the Company. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

COMPETITION

         The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are engaged in activities similar to that of the Company. The Company's larger competitors include Amgen, Inc., Chiron Corp., Bristol-Myers Squibb Company, Glaxo Wellcome PLC, Regeneron Pharmaceuticals, Inc., Cephalon, Inc., Warner-Lambert Co., Hoechst Marion Roussel Ltd. and Pfizer, Inc., among others. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which will be directly competitive with that of the Company. These companies and institutions also compete with the Company in recruiting highly qualified scientific personnel. Most of the Company's competitors have substantially greater financial, research and development, human and other resources than the Company. Furthermore, large pharmaceutical companies have significantly more experience than the Company in pre-clinical testing, human clinical trials and regulatory approval procedures.

         Although the Company has just begun to conduct clinical trials with respect to AIT-082, the Company has not conducted clinical trials with respect to any of its other compounds under development nor has it sought the approval of the FDA for any product based on such compounds. Furthermore, if the Company is permitted to commence commercial sales of products based on compounds it develops, including AIT-082, and decides to manufacture such products itself, then the Company will also be competing with respect to manufacturing efficiency and marketing capabilities, which are areas in which the Company has no prior experience.

         Any product for which the Company obtains FDA approval must also compete for market acceptance and market share. A number of drugs intended for the treatment of Alzheimer's disease, memory loss associated with aging, stroke and other neurodegenerative diseases and disorders are on the market or in the later stages of clinical testing. Two drugs have been approved the FDA for marketing in the United States as treatments for memory impairment associated with Alzheimer's disease. One is currently being marketed by Warner-Lambert Co. under the name Cognex(R). The other drug, which has recently been approved by the FDA for Alzheimer's disease, is being marketed by Pfizer, Inc. under the name of Aricept(R). Certain technologies under development by other pharmaceutical companies could result in treatments for Alzheimer's disease and other diseases and disorders for which the Company is developing its own treatments. Several other companies are engaged in research and development of compounds which use neurotrophic factors in a manner similar to that of the Company's compounds. In the event that one or more of these programs were successful, the market for the Company's products could be reduced or eliminated.

         The Company expects technological developments in the neuropharmacology field to continue to occur at a rapid rate and expects competition will remain intense as advances continue to be made. Although the Company believes, based on the preliminary pre-clinical test results involving certain of its compounds, that it will be able to continue to compete in the discovery and early clinical development of compounds for neurological disorders, there can be no assurance that the Company will be able to do so, and the Company does not presently have sufficient resources to compete with major pharmaceutical companies in the areas of later-stage clinical testing, manufacturing and marketing.

EMPLOYEES

         As of December 31, 1996, the Company had nine full-time employees of which four hold Ph.D. degrees, one part-time employee, four part- time research assistants and three consultants. There can be no assurance that the Company will be able to attract and retain qualified personnel in sufficient numbers to meet its needs. The Company's employees are not subject to any collective bargaining agreements, and the Company regards its relations with its employees to be good.

RISK FACTORS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

History of Operating Losses:  Future Profitability Uncertain

         The Company is a development stage biopharmaceutical company. From its inception in 1987 through December 31, 1996, the Company incurred losses of approximately $6.1 million, substantially all of which consisted of research and development and general and administrative expenses. The Company has not generated any revenues from product sales to date, and there can by no assurance that revenues from product sales will ever be achieved. Moreover, even if the Company eventually generates revenues from product sales, the Company nevertheless expects to incur significant operating losses over the next several years. The Company's ability to achieve profitable operations in the future will depend in large part on completing development of its products, obtaining regulatory approvals for such products and bringing several of these products to market. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace as well as the burdensome regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

Technological Uncertainty; Early Stage of Product Development; No Assurance of Regulatory Approvals

         The Company's proposed products are in the pre-clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. The Company has no products available for sale and does not expect to have any products resulting from its research efforts commercially available for at least several years. As of March 24, 1997, one of the Company's proposed products, AIT-082, has started clinical studies in Alzheimer's patients in Canada. The Company has not filed an Investigational New Drug Application ("IND") with the United States Food and Drug Administration ("FDA") on any of its products currently under research and development. Although the Company plans to file an IND in the United States with respect to its AIT-082 compound for the treatment of Alzheimer's disease by mid-1997, there can be no assurance that the Company will be successful in achieving the IND filing by this date, if at all. Moreover, the Company's AIT-082 compound is the only product for which the Company expects to file an IND in the foreseeable future. The Company's proposed products are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that some or all of the proposed products could be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances, that the proposed products, although effective, will be uneconomical to manufacture or market, that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them, or that third parties will market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Furthermore, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for a least several year, either directly or through any potential corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective in humans or will receive regulatory approval that are required for commercial sale. The Company's primary area of therapeutic focus, disorders of the central nervous system ("CNS"), is not thoroughly understood and there can be no assurance that the products the Company is seeking to develop will prove to be safe and effective in treating CNS disorders or any other diseases.

Need for Additional Funding; Uncertainty of Access to Capital

         The Company will require substantial funds for further development of its potential products and to commercialize any products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish collaborative arrangements. The Company has no current anticipated sources of additional funding. The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least the next 12 months. The Company anticipates that after the next 12 months, it may require substantial additional capital. Moreover, if the Company experiences unanticipated cash requirements during the next 12 months, the Company could require additional capital to fund its operations, continue research and development programs as well as to continue the pre-clinical and clinical testing of its potential products and to commercialize any products that may be developed. The Company may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. There can be no assurance that additional funds will be available on acceptable terms, if at all. The Company may receive additional funds upon the exercise from time to time of its Common Stock Purchase Warrants (the "Warrants") and other outstanding warrants and stock options, but there can be no assurance that any such warrants or stock options will be exercised or that the amounts received will be sufficient for the Company's purposes. If additional funds are raised by issuing equity securities, further substantial dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs, or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its products or technologies that the Company would not otherwise relinquish.

Dependence on Third Parties for Clinical Testing, Manufacturing and Marketing

         The Company does not have the resources and, except with respect to its AIT-082 compound, does not presently intend to conduct later- stage human clinical trials itself or to manufacture any of its proposed products for commercial sale. The Company therefore presently intends to seek larger pharmaceutical company partners to conduct such activities for most or all of its proposed products. In connection with its efforts to secure corporate partners, the Company will seek to retain certain co-marketing rights to certain of its proposed products, so that it may promote such products to selected medical specialists while its corporate partner promotes these products to the general medical market. There can be no assurance that the Company will be able to enter into any such partnering arrangements on this or any other basis. In addition, there can be no assurance that either the Company or its prospective corporate partners can successfully introduce its proposed products, that they will achieve acceptance by patients, health care providers and insurance companies, or that they can be manufactured and marketed at prices that would permit the Company to operate profitably.

         The National Institute on Aging ("NIA") and the National Institute for Mental Health ("NIMH") have agreed to fund the production of the Company's AIT-082 compound for animal toxicity studies and early human clinical trials, and the Alzheimer's Disease Cooperative Study Unit ("ADCSU"), a consortium of approximately 35 United States clinical centers which receives funding from the NIA, has agreed to fund and conduct two Phase I human clinical trials of AIT-082. Should any of the NIA, NIMH or the ADCSU withdraw such support, the Company would be forced to use a portion of its capital to fund such clinical trials.

Lack of Operating Experience

         To date, the Company has engaged exclusively in the development of pharmaceutical technology and products. Although members of the Company's management have substantial experience in pharmaceutical company operations, the Company has no experience in manufacturing or procuring products in commercial quantities or marketing pharmaceutical products and has only limited experience in negotiating, setting up and maintaining strategic relationships, conducting clinical trials and other later-stage phases of the regulatory approval process. There can be no assurance that the Company will successfully engage in any of these activities with respect to AIT-082 or any other products which it may choose to distribute. In the event the Company decides to establish a commercial-scale manufacturing facility for AIT-082, the Company will require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such a facility. The Company presently intends to establish its own sales and marketing capabilities to market its AIT-082 compound in the United States once it is certain of obtaining FDA approval of AIT-082. There can be no assurance that the Company will be able to develop adequate manufacturing or marketing capabilities either on its own or through third parties.

Need to Comply with Governmental Regulation and to Obtain Product Approvals

         The testing, manufacturing, labeling, distribution, marketing and advertising of products such as the Company's proposed products and its ongoing research and development activities are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time consuming compliance procedures. The Company's proprietary compounds require substantial clinical trials and FDA review as new drugs. The Company cannot predict with certainty when it might submit many of its proprietary products currently under development for regulatory review. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis or at all. A delay in obtaining or failure to obtain such approvals would have a material adverse effect on the Company's business and results of operations. Failure to comply with regulatory requirements could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure. Sales of the Company's products outside the United States will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of the Company's products in those countries.

Dependence on  Key Personnel

         The Company's success is dependent on its key management and scientific personnel, especially Dr. Alvin Glasky, the loss of whose services could significantly delay the achievement of the Company's planned development objectives. Although the Company has obtained key man life insurance on Dr. Glasky in the face amount of $2 million, there can be no assurance that the proceeds of such policy will be sufficient to compensate the Company for any disruptions resulting from the loss of Dr. Glasky's services. Achievement of the Company's business objectives will require substantial additional expertise in such areas as finance, manufacturing and marketing, among others. Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the inability to attract and retain the additional, highly skilled personnel required for the expansion of the Company's activities, could have a material adverse effect on the Company's business and results of operations.

Uncertainty Regarding Patents and Proprietary Rights

         The Company actively pursues a policy of seeking patent protection for its proprietary products and technologies. The Company owns two United States patents and currently has two United States patent applications on file. In addition, corresponding patent applications with respect to the Company's United States patents and pending United States applications have been filed in a number of foreign jurisdictions. However, there can be no assurance that the Company's patents will provide it with significant protection against competitors. Litigation could be necessary to protect the Company's patents, and there can be no assurance that the Company will have the financial or personnel resources necessary to pursue such litigation or otherwise to protect its patent rights. In addition to pursuing patent protection in appropriate cases, the Company also relies on trade secret protection for its unpatented proprietary technology. However, trade secrets are difficult to protect. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. The Company pursues a policy of having its employees and consultants execute proprietary information agreements upon commencement of employment or consulting relationships with the Company, which agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information.

         Furthermore, there can be no assurance that claims against the Company will not be raised in the future based on patents held by others or that, if raised, such claims will not be successful. Such claims, if brought, could seek damages as well as an injunction prohibiting clinical testing, manufacturing and marketing of the affected product. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected product. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available under acceptable terms, if at all. There has been, and the Company believes that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. If the Company becomes involved in any litigation, it could consume a substantial portion of the Company's financial and personnel resources regardless of the outcome of such litigation.

Competition

         Competition in the area of pharmaceutical products is intense. There are many companies, both public and private, including well-known pharmaceutical companies, that are engaged in the development of products for certain of the applications being pursued by the Company. The Company's probable larger competitors include Amgen, Inc., Chiron Corp., Bristol-Myers Squibb Company, Glaxo Wellcome PLC, Regeneron Pharmaceuticals, Inc., Cephalon, Inc., Hoechst Marion Roussel Ltd. and Pfizer, Inc., among others. In addition, Warner-Lambert Co. is currently marketing a drug, tacrine, which has been approved by the FDA for treatment of Alzheimer's disease, under the name Cognex(R). Another drug, which has recently been approved by the FDA for treatment of Alzheimer's disease, is being marketed by Pfizer, Inc. under the name of Aricept(R). Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than the Company and represent substantial long-term competition for the Company. In addition, there are numerous other companies that are also in the process of developing products for the treatment of diseases and disorders for which the Company is developing products. Such companies may succeed in developing pharmaceutical products that are more effective or less costly than any products that may be developed by the Company.

         Factors affecting competition in the pharmaceutical industry vary depending on the extent to which the competitor is able to achieve a competitive advantage based on proprietary technology. If the Company is able to establish and maintain a significant proprietary position with respect to its products, competition will likely depend primarily on the effectiveness of the product and the number, gravity and severity of its unwanted side effects as compared to alternative products.

         The industry in which the Company competes is characterized by extensive research and development efforts and rapid technological progress. Although the Company believes that its proprietary position may give it a competitive advantage with respect to its proposed drugs, new developments are expected to continue and there can be no assurance that discoveries by others will not render the Company's potential products noncompetitive. The Company's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources. There can be no assurance that the Company will be able to successfully attract or retain such personnel.

Risk of Product Liability

         Although the Company currently carries product liability insurance, there can be no assurance that the amounts of such coverage will be sufficient to protect the Company, nor that there can by any assurance that the Company will be able to obtain or maintain additional insurance on acceptable terms for its clinical and commercial activities or that such additional insurance would be sufficient to cover any potential product liability claim or recall.
Failure to maintain sufficient coverage could have a material adverse effect on the Company's business and results of operations.

Use of Hazardous Materials

         The Company's research and development efforts involve the use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the storage, use and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops its own commercial manufacturing facility.

Possible Volatility  of Stock Price

         The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock and/or Warrants. In addition, the market price of the Common Stock and/or Warrants is likely to be highly volatile. Factors such as fluctuations in the Company's results of operations, timing and announcements of technological innovations or new products by the Company or its competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding the Company, the pharmaceutical industry generally and general market conditions each may have a significant adverse effect on the market price of the Common Stock and/or Warrants. In addition, it is likely that during at least some future quarterly periods, the Company's results of operations will fail to meet the expectations of stock market analysts and investors and, in such event, the market price of the Company's Common Stock and/or Warrants could be materially and adversely affected.

Control by Directors and Executive Officers

         The Company's directors and executive officers beneficially own in the aggregate approximately 26.4% of the Company's outstanding Common Stock. These shareholders, if acting together, would be able to control substantially all matters requiring approval by the shareholders of the Company, including the election of directors and the approval of mergers or other business combination transactions. Such concentration of ownership could discourage or prevent a change of control of the Company.

Effect of Certain Charter and Bylaws Provisions

         Certain provisions of the Company's Articles of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. These provisions may make it more difficult for shareholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently maintains its principal administrative offices in Irvine, California which are leased on a month-to-month basis. The monthly rent for this facility is $8,424. The Company's research is conducted at laboratories located at the Olive View/UCLA Medical Center in Sylmar, California and at the University of California at Irvine, California. The Company has entered into a 7-year lease with two 5-year renewal options for a new 34,000 square foot facility which will serve to consolidate the Company's research and development, operations and administrative functions under one roof. This building is expected to be completed in June 1997 and will be leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in any litigation or legal proceedings and is not aware of any litigation or proceeding threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

COMMON STOCK

         As December 31, 1996, there were 5,361,807 shares of Common Stock outstanding held of record by 259 shareholders.

MARKET FOR SECURITIES

         The Company's Common Stock (NEOT) and Warrant (NEOTW) are currently listed on the Nasdaq National Market. For each quarter since trading commenced, on September 26, 1996, the high and low bid quotations of the Company's Common Stock and Warrant, as reported by Nasdaq, were as follows:


                                   Common Stock                            Warrant
                                   ------------                            -------
                                      Bid Price                            Bid Price
                                      ---------                            ---------
Quarter Ended                      High           Low                   High           Low
-------------                      ----           ---                   ----           ---
September 30, 1996                $6-1/4         $5-1/4                $2-1/4         $1-3/4
December 31, 1996                 $6             $3-3/4                $2-3/8         $1

         The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

DIVIDENDS

         The Company has never paid cash dividends on its Common Stock and does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The following is a summary of transactions by the Company during the year ended December 31, 1996 involving sales of the Company's securities that were not registered under the Securities Act of 1933 (the "Securities Act").

         1. In January 1996, the Company sold 4,000 shares of Common Stock to one investor for consideration of $10,000. The Company paid commissions of $500 in conjunction with such sale.

         2. In March 1996, the Company sold 2,000 shares of Common Stock to one investor for consideration of $5,000. The Company paid commissions of $100 in conjunction with such sale.

         3. In April 1996, the Company sold 2,000 shares of Common Stock to one investor for consideration of $5,000. The Company paid commissions of $250 in conjunction with such sale.

         4. In May 1996, the Company sold 178,800 shares of Common Stock to twenty-seven investors for aggregate consideration of $447,000. The Company paid commissions of $22,350 in conjunction with such sale.

         5. In May 1996, the Company granted an option to purchase 30,000 shares of Common Stock, at an exercise price of $0.025 per share, to a financial consultant in exchange for certain investment banking services.

         6. In June 1996, the Company sold 80,000 shares of Common Stock to two investors for consideration of $200,000. The Company paid commissions of $10,000 in conjunction with such sale.

         7. In July 1996, the Company granted options to purchase 95,000 shares of Common Stock, at exercise prices ranging from $3.75 to $4.13 per share, to five employees and one consultant pursuant to its 1991 Stock Incentive Plan.

         8. In July 1996, the Company granted options to purchase a total of 12,000 shares of Common Stock, at an exercise price of $0.025 per share, to two technical consultants in exchange for consulting services.

         9. In July 1996, the Company issued 300,000 shares of Common Stock to seven security holders upon the conversion of 75 Revenue Participation Units ("RPUs").

        10. In September 1996, the Company granted options to purchase 70,000 shares of Common Stock, at an exercise price of $4.50 per share, to four non-employee directors, one employee and two consultants pursuant to its 1991 Stock Incentive Plan.

         In the transactions described in paragraphs 1 through 6, exemption from the registration requirements of the Securities Act was claimed under Rule 504 and/or Rule 506 and/or Section 4(2) of the Securities Act. In the transactions described in paragraphs 7, 8 and 10, exemption from the registration requirements of the Securities Act was claimed under Rule 701 and/or Section 4(2) of the Securities Act. The foregoing transactions did not involve any public offering and the recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. In each of the foregoing transactions, the Company reasonably believed that each of the recipients was "sophisticated" within the meaning of Section 4(2) of the Securities Act.

          In the transaction described in paragraph 9, exemption from the registration requirements of the Securities Act was claimed under Section 3(a)(9) of the Securities Act on the basis that the Company exchanged securities with existing security holders where no commissions were paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1. "Description of Business", including the section therein entitled "Risk Factors", and this Item 6.

RESULTS OF OPERATIONS

Overview

         From the inception of the Company in June 1987 through December 31, 1996, the Company devoted its resources primarily to fund its research and development efforts, and incurred a cumulative net loss of approximately $6.1 million. During this period, the Company had only limited revenues from grants, and had no revenues from the sale of products or other sources. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

Year ended December 31, 1996 compared to Year ended December 31, 1995

         There were no revenues for the twelve month period ended December 31, 1996, whereas during the same period in 1995 the Company received the final portion of its Small Business Innovative Research grant revenues of $125,431 from the National Institute on Aging ("NIA"), an agency of the U.S. Government.

         Research and development expenses for the twelve months ended December 31, 1996 increased by approximately $310,000 or 101% over the previous year. This increase was due primarily to personnel additions, salary increases, consulting fees, license fees and insurance costs as the Company commenced utilization of the proceeds from the recent public sale of Common Stock. Research and development expenses are expected to continue to increase as the Company continues to expand its product development and clinical trial activities.

         General and administrative expenses decreased approximately $7,300 or 1% for the year ended December 31, 1996 over the year ended December 31, 1995. General and administrative expenses for 1996 reflect increased expenses related to additional personnel, salary increases, insurance, professional and consulting fees, commissions, facilities rent, travel, regulatory agency and other fees associated with being a public company which were all either significantly higher in 1996 than in 1995, or were initially incurred in 1996. Although such expenses were lower or did not exist in 1995, general and administrative expenses for 1995 include compensation expense for shares of Common Stock which were forfeited pursuant to an agreement with certain stockholders. These shares were reissued, triggering compensation expense for the difference between the original price per share when such shares were issued and the fair market value of the stock on the date of reissuance. Also, in the 1995 period, the Company operated from the Chief Executive Officer's residence on a rent-free basis with very limited administrative and technical staff. The Company expects general and administrative expenses to continue to increase in future periods in support of the expected increases in both research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through December 1996, the Company financed its operations primarily through grants, sales of securities, borrowings and deferred payment of salaries and other expenses from related parties.

         At December 31, 1996, included in the Company's working capital of approximately $14.7 million, were cash and cash equivalents of approximately $10 million and short-term investments of approximately $5.7 million. In comparison, at December 31, 1995, the Company had a working capital deficiency of approximately $704,000 and a nominal cash balance. The increases resulted from the private placement sale of Common Stock during the first six months of 1996 aggregating approximately $633,700, and the September 26, 1996 public sale of 2,500,000 "Units", with each Unit consisting of one share of the Company's Common Stock and one Common Stock purchase Warrant. The closing took place on October 1, 1996 and, on that date, the Company realized net cash proceeds of approximately $17,363,000 from the sale. On October 11, 1996, the underwriter of the public offering of the Units exercised an option to purchase an additional 200,000 Units resulting in net cash proceeds of $1,389,000 to the Company. Expenses directly related to the public offering of Units were approximately $576,000 at December 31, 1996.

         In January 1997, the Company entered into a long-term operating lease with a major developer, whereby the developer has commenced the construction of the Company's future administrative and research and development facility. The Company expects to occupy the facility in late June 1997 and, in addition to the rental, has committed to pay the developer in March 1997 approximately $1.4 million for construction of tenant improvements, primarily relating to specialized research and development laboratory facilities. The lease runs for seven years and contains two renewal options for five years each at the then fair market value rate. Minimum rental commitments for the seven year period from July 1997 (assuming occupancy occurs as scheduled) through June 2002 are approximately $283,300 (1997), $465,600
(1998), $483,100 (1999), $500,500 (2000 and 2001) $538,100 (2002) $554,200
(2003) and $285,400 (2004).

         The Company has committed an aggregate of $276,000 to several Universities to conduct general sceintific research programs and to provide for a two year Fellowship Grant.

         Since its inception, the Company has been in the development stage and therefore devotes substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $6.1 million through December 31, 1996, and expects to incur substantial losses over the next several years. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least 12 months of operations, the Company also believes that ultimately it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

ITEM 7.  FINANCIAL STATEMENTS.


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . .        28

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .        30

Consolidated Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . . . .        31

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . .        33

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .        35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
   of NeoTherapeutics, Inc.:

         We have audited the accompanying consolidated balance sheets of NeoTherapeutics, Inc. (a Colorado corporation in the development stage) and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996 and the related consolidated statements of operations from inception (June 15, 1987) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoTherapeutics, Inc. and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years ended December 31, 1996 and the related consolidated statements of operations from inception (June 15, 1987) to December 31, 1996 in conformity with generally accepted accounting principles.



                              ARTHUR ANDERSEN LLP



Orange County, California
February 14, 1997

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                            ------------------------------------------

                                                                  1995                   1996
                                                            -----------------      -------------------
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . .       $            859       $         9,995,062
    Marketable securities and short-term investments                       -                 5,702,114
    Other receivables, principally investment interest                     -                   163,988
    Prepaid expenses and refundable deposits  . . . .                    984                   239,171
                                                            ----------------       -------------------
         Total current assets . . . . . . . . . . . .                  1,843                16,100,335
                                                            ----------------       -------------------

PROPERTY AND EQUIPMENT, at cost:
    Equipment   . . . . . . . . . . . . . . . . . . .                 59,872                   158,396
    Property  . . . . . . . . . . . . . . . . . . . .                      -                    33,076
    Accumulated depreciation  . . . . . . . . . . . .               (51,065)                  (58,963)
                                                            ---------------        ------------------
         Property and equipment, net  . . . . . . . .                  8,807                   132,509
                                                            ----------------       -------------------

OTHER ASSETS:
    Marketable securities   . . . . . . . . . . . . .                      -                 1,746,432
                                                            ----------------       -------------------

                                                            $         10,650       $        17,979,276
                                                            ================       ===================


                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses   . . . . .       $        249,864      $            262,604
    Accrued payroll and related taxes   . . . . . . .                227,787                   331,175
    Employee expense reimbursement  . . . . . . . . .                 84,179                    82,717
    Accrued interest to related parties   . . . . . .                121,417                   122,396
    Notes payable to related parties  . . . . . . . .                 22,500                   558,304
                                                            ----------------       -------------------
         Total current liabilities  . . . . . . . . .                705,747                 1,357,196

LONG TERM LIABILITIES:
    Notes payable to related party  . . . . . . . . .                558,304                         -


STOCKHOLDERS' EQUITY (DEFICIT):
    Revenue participation units, 75 and no units
      outstanding, respectively   . . . . . . . . . .                676,000                         -
    Common Stock, no par value, 25,000,000 shares
      authorized:
        Issued and outstanding, 2,095,019 and
          5,361,807 shares, respectively  . . . . . .              3,086,407                23,125,763
    Deficit accumulated during the
      development stage . . . . . . . . . . . . . . .             (5,015,808)               (6,503,683)
                                                            ----------------       -------------------
         Total stockholder's equity (deficit) . . . .             (1,253,401)               16,622,080
                                                            ----------------       -------------------
                                                            $         10,650       $        17,979,276
                                                            ================       ===================

   The accompanying notes are an integral part of these consolidated balance sheets.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                         PERIOD FROM
                                                                                                        JUNE 15, 1987
                                                                                                         (INCEPTION)
                                                            YEARS ENDED DECEMBER 31,                       THROUGH
                                             -----------------------------------------------------       DECEMBER 31,
                                                   1994               1995               1996                1996
                                             ---------------    ---------------    ---------------      -------------
REVENUES, from grants . . . . . . . . . .       $ 235,790          $ 125,431        $        -           $   497,128
                                                ---------          ---------        -----------          -----------
OPERATING EXPENSES:
     Research and development   . . . . .         286,831            305,932            615,485            2,966,812
     General and administrative   . . . .         221,478            667,218            659,895            3,429,106
                                                ---------          ---------        -----------          -----------
                                                  508,309            973,150          1,275,380            6,395,918
                                                ---------          ---------        -----------          -----------
LOSS FROM OPERATIONS  . . . . . . . . . .        (272,519)          (847,719)        (1,275,380)          (5,898,790)
                                                ---------          ---------        -----------          -----------


OTHER INCOME (EXPENSE):
     Interest income  . . . . . . . . . .              78                131            268,231              275,944
     Interest expense   . . . . . . . . .         (39,901)           (46,816)           (51,769)            (480,136)
     Other income (expense)   . . . . . .               -               (974)            20,043               48,299
                                                ---------          ---------        -----------          -----------

     Total other income (expense)   . . .         (39,823)           (47,659)           236,505             (155,893)
                                                ---------          ---------        -----------          -----------
     NET LOSS   . . . . . . . . . . . . .       $(312,342)         $(895,378)       $(1,038,875)         $(6,054,683)
                                                =========          =========        ===========          ===========

NET LOSS PER SHARE  . . . . . . . . . . .          $(0.13)            $(0.36)            $(0.31)
                                                =========          =========        ===========

WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING   . . . . . . . .       2,447,727          2,466,234          3,374,549
                                                =========          =========        ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                             REVENUE           COMMON STOCK            DURING THE
                                          PARTICIPATION  -------------------------     DEVELOPMENT      DEFERRED
                                              UNITS        SHARES         AMOUNT          STAGE       COMPENSATION       TOTAL
                                          -------------  -----------    ----------     -----------    ------------   -----------
BALANCE, Inception (June 15, 1987)  . .    $        -              -    $         -   $          -    $         -    $         -
    Common stock issued   . . . . . . .             -        465,902          2,100              -              -          2,100
    Net loss  . . . . . . . . . . . . .             -              -              -       (31,875)              -        (31,875)
                                           ----------    -----------    -----------   -----------     -----------    -----------
BALANCE, December 31,1987 . . . . . . .             -        465,902          2,100       (31,875)              -        (29,775)
    Common stock issued   . . . . . . .             -        499,173          2,250              -              -          2,250
    Revenue Participation Units issuance      594,000              -              -              -              -        594,000
    Net loss  . . . . . . . . . . . . .             -              -              -      (556,484)              -       (556,484)
                                           ----------    -----------    -----------   -----------     -----------    -----------
BALANCE, December 31, 1988  . . . . . .       594,000        965,075          4,350      (588,359)              -          9,991
    Revenue Participation Units issuance       82,000         -              -                   -              -         82,000
    Net effect of acquisition   . . . .             -        145,000        354,316              -              -        354,316
    Net loss  . . . . . . . . . . . . .             -              -              -      (934,563)              -       (934,563)
                                           ----------    -----------    -----------   -----------     -----------    -----------
BALANCE, December 31, 1989  . . . . . .       676,000      1,110,075        358,666    (1,522,922)              -       (488,256)
    Exercise of warrants  . . . . . . .             -         31,108        136,402              -              -        136,402
    Common stock issued in exchange for
       accrued salaries on June 30
       at $1.25                                     -        402,518        503,144             -               -        503,144
    Net loss  . . . . . . . . . . . . .             -              -              -      (859,172)              -       (859,172)
                                           ----------    -----------    -----------   -----------     -----------    -----------
BALANCE, December 31, 1990  . . . . . .       676,000      1,543,701        998,212    (2,382,094)              -       (707,882)
    Net Loss  . . . . . . . . . . . . .             -              -              -      (764,488)              -       (764,488)
                                           ----------    -----------    -----------   -----------     -----------    -----------
BALANCE, December 31, 1991  . . . . . .       676,000      1,543,701        998,212    (3,146,582)              -     (1,472,370)
    Net loss  . . . . . . . . . . . . .             -              -              -      (423,691)              -       (423,691)
                                           ----------    -----------    -----------   -----------     -----------    -----------
BALANCE, December 31, 1992  . . . . . .       676,000      1,543,701        998,212    (3,570,273)              -     (1,896,061)
    Common stock issued in exchange
      for investment banking services
      on March 18 at $1.35  . . . . . .             -         40,000         54,000              -              -         54,000
    Common stock issued in exchange
      for accrued salaries on
      December 30 at $2.50  . . . . . .             -        255,476        638,694              -              -        638,694
    Common stock issued in exchange
      for note payable to President
      on December 30 at $2.50   . . . .             -        200,000        500,000              -              -        500,000
    Common stock issued in exchange
      for accrued expenses on
      December 30 at $2.50  . . . . . .             -         20,842         52,104              -              -         52,104
    Stock options issued in exchange
      for accrued professional fees
      on December 31 at $1.35   . . . .             -              -        108,000              -              -        108,000
    Stock options issued in exchange
      for future services on
      December 31 at $1.35  . . . . . .             -              -         39,750              -             -          39,750
    Stock options issued for services               -              -              -              -       (93,749)        (93,749)
    Net loss  . . . . . . . . . . . . .             -              -              -      (237,815)              -       (237,815)
                                           ----------    -----------    -----------   -----------     ----------     -----------
BALANCE, December 31, 1993  . . . . . .       676,000      2,060,019      2,390,760    (3,808,088)       (93,749)       (835,077)

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)



                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                             REVENUE            COMMON STOCK           DURING THE
                                          PARTICIPATION  -------------------------     DEVELOPMENT      DEFERRED
                                              UNITS          SHARES       AMOUNT          STAGE       COMPENSATION      TOTAL
                                           ----------    -----------    ----------     -----------    ------------   -----------
Common stock issued for cash at $2.50 .    $        -         13,000    $    32,500    $         -    $         -    $   32,500
    Amortization deferred
      compensation  . . . . . . . . . .             -              -              -              -         93,749        93,749
    Net loss  . . . . . . . . . . . . .             -              -              -      (312,342)              -      (312,342)
                                           ----------    -----------    -----------    ----------     -----------    -----------
BALANCE, December 31, 1994  . . . . . .       676,000      2,073,019      2,423,260    (4,120,430)              -    (1,021,170)
    Common stock issued for cash at
      $2.50   . . . . . . . . . . . . .             -         22,000         55,000              -              -        55,000
    Common stock forfeiture   . . . . .             -       (678,836)    (1,193,943)             -              -    (1,193,943)
    Common stock reissued at $2.50  . .             -        678,836      1,697,090              -              -     1,697,090
    Stock options issued for services
      at $2.50  . . . . . . . . . . . .             -              -        105,000              -             -        105,000
    Net loss  . . . . . . . . . . . . .             -              -              -      (895,378)                     (895,378)
                                           ----------    -----------    -----------   -----------     -----------   -----------
BALANCE, December 31, 1995  . . . . . .       676,000      2,095,019      3,086,407    (5,015,808)              -    (1,253,401)
    Common stock issued for cash
      at $2.50 (net of commission)  . .             -        266,800        633,650             -               -       633,650
    Stock options issued for services
      at $2.50  . . . . . . . . . . . .             -              -        103,950             -               -       103,950
    Cash paid out for fractional
      shares  . . . . . . . . . . . . .             -            (12)           (25)            -               -           (25)
    Conversion of Revenue Participation
      units into common stock   . . . .     (676,000)        300,000      1,125,000      (449,000)              -             -
    Common stock and warrants issued
      for cash at $7.60, less
      commissions and costs of
      public offering   . . . . . . . .             -      2,700,000     18,176,781              -              -     18,176,781
    Net loss  . . . . . . . . . . . . .             -              -              -    (1,038,875)              -     (1,038,875)
                                           ----------    -----------    -----------   -----------     -----------    -----------
BALANCE, December 31, 1996  . . . . . .    $        -      5,361,807    $23,125,763   $(6,503,683)    $         -    $16,622,080
                                           ==========    ===========    ===========   ===========     ===========    ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                          PERIOD FROM
                                                                                                         JUNE 15, 1987
                                                                                                          (INCEPTION)
                                                            YEARS ENDED DECEMBER 31,                        THROUGH
                                             -----------------------------------------------------        DECEMBER 31,
                                                   1994               1995               1996                 1996
                                             ---------------    ---------------    ---------------      ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . .      $(312,342)          $(895,378)        $(1,038,875)         $(6,054,683)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization   . . .          3,387               4,336               7,898              184,452
    Issuance of common stock options
      for services  . . . . . . . . . . .              -             105,000             103,950              208,950
    Amortization of deferred compensation         93,749                   -                   -               93,749
    Compensation expense for extension of
      Debt Conversion Agreements, net   .                            503,147                   -              503,147
    Gain on sale of assets  . . . . . . .              -                   -                   -               (5,299)
    Increase in other receivables   . . .              -                   -            (163,988)            (163,742)
    (Increase) decrease in prepaid
      expenses and refundable deposits  .           (200)                 92            (238,187)            (189,168)
    Increase (decrease) in accounts
      payable and accrued expenses  . . .         26,070              46,679              12,740              422,704
    Increase in accrued payroll
      and related taxes   . . . . . . . .        106,120             121,667             103,388              969,869
    Increase (decrease) in employee
      expense reimbursement   . . . . . .          5,400                (301)             (1,462)              82,717
    Increase in accrued interest to
      related parties   . . . . . . . . .         39,901              46,816                 979              422,800
                                               ---------           ---------         -----------          -----------
         Net cash used in operating
                 activities   . . . . . .        (37,915)            (67,942)         (1,213,557)          (3,524,504)
                                               ---------           ---------         -----------          ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of equipment   . . . . . . . .         (4,380)             (2,461)           (131,600)            (271,775)
  Purchases of marketable securities and
    short-term investments  . . . . . . .                                             (7,448,546)          (7,448,546)
  Payment of organization costs   . . . .              -                   -                   -              (66,093)
  Proceeds from sale of equipment   . . .              -                   -                   -               29,665
  Issuance of note receivable   . . . . .              -                   -                   -              100,000
                                               ---------           ---------         -----------          -----------
         Net cash used in investing
              activities  . . . . . . . .         (4,380)             (2,461)         (7,580,146)          (7,656,749)
                                               ---------          ----------         -----------          -----------

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)


              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)



                                                                                                        PERIOD FROM
                                                                                                       JUNE 15, 1987
                                                                                                        (INCEPTION)
                                                            YEARS ENDED DECEMBER 31,                      THROUGH
                                             -----------------------------------------------------      DECEMBER 31,
                                                   1994               1995               1996               1996
                                             ---------------    ---------------    ---------------    ---------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from notes payable
     to related parties, net  . . . . . .       $ 9,000          $ 10,000           $   (22,500)        $   757,900
  Proceeds from issuance of common stock
     and warrants net of related offering
     costs and expenses   . . . . . . . .        32,500            55,000            18,810,431          19,541,828
  Proceeds from Revenue Participation
    Units   . . . . . . . . . . . . . . .             -                 -                     -             676,000
  Cash paid out for fractional shares   .             -                 -                   (25)                (25)
  Cash at acquisition   . . . . . . . . .             -                 -                     -             200,612
                                                -------          --------           -----------         -----------
       Net cash provided by financing
          activities  . . . . . . . . . .        41,500            65,000            18,787,906          21,176,315
                                                -------          --------           -----------         -----------
Net increase (decrease) in cash . . . . .          (795)           (5,403)            9,994,203           9,995,062
Cash, beginning of period . . . . . . . .         7,057             6,262                   859                   -
                                                -------          --------           -----------         -----------
Cash, end of period . . . . . . . . . . .       $ 6,262          $    859           $ 9,995,062         $ 9,995,062
                                                =======          ========           ===========         ===========

SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of accrued payroll into
    shares of no par value common
    stock   . . . . . . . . . . . . . . .       $     -          $      -           $        -         $ 1,141,838
                                                =======          ========           ==========         ===========
  Conversion of notes payable to related
    parties into shares of no par
    value common stock .  . . . . . . . .       $     -          $      -           $        -         $   500,000
                                                                 ========           ==========         ===========
  Conversion of accrued interest into
     notes payable to related parties . .       $     -          $      -           $        -         $   300,404
                                                =======          ========           ==========         ===========
  Conversion of Revenue Participation
      Units into shares of no par value
      common stock  . . . . . . . . . . .       $     -          $      -           $  676,000         $   676,000
                                                =======          ========           ==========         ===========
  Issuance of stock options for
    services  . . . . . . . . . . . . . .       $     -          $105,000           $  103,950         $   208,950
                                                =======          ========           ==========         ===========

  Conversion of other accrued liabilities
    to shares of no par value common
    stock   . . . . . . . . . . . . . . .       $     -          $      -           $        -         $    52,104
                                                =======          ========           ==========         ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Business

         NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to to NeoTherapeutics, Inc. The Company's wholly-owned subsidiary, Advanced ImmunoTherapeutics, Inc. ("AIT") was incorporated in California in June 1987. In July 1989, AIT completed an agreement with the Company which provided for AIT to become a wholly- owned subsidiary of AFC in a transaction accounted for as a reverse acquisition. All references to the "Company" hereinafter refer to NeoTherapeutics, Inc. and AIT as a consolidated entity.

         The Company is a development stage biopharmaceutical enterprise engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions, such as memory deficits associated with Alzheimer's disease and aging, stroke, spinal cord injuries and Parkinson's disease. The accompanying consolidated financial statements include the results of operations of the subsidiary, AIT, from June 15, 1987 (inception), through July 18, 1989 (date of acquisition of AFC), and the consolidated results of operations of the Company thereafter.

     Development Stage Enterprise

         The Company is in the development stage and, therefore, devotes substantially all of its efforts to research and development activities. Since its inception, the Company has incurred cumulative losses of approximately $6.1 million through December 31, 1996, and expects to incur substantial losses over the next several years. While the Company believes that its existing capital resources, including the net proceeds of its recently completed public offering of Common Stock and Warrants will be adequate to fund its capital needs for at least 12 months of operations, the Company also believes that, ultimately, it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors including, but not limited to, continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control.

     Principles of Consolidation

         The consolidated financial statements include accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Cash and Cash Equivalents

         Cash and cash equivalents consists of cash and highly liquid investments of commercial paper and demand notes with original maturities of less than 90 days.

     Marketable Securities

         The Company accounts for investments in marketable securities under Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires investments in debt and equity securities to be classified among three categories as follows: Held-to-maturity, trading and available-for-sale. As of December 31, 1996, all securities held by the Company were considered held-to-maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on investment securities. A valuation allowance is not established to recognize temporary market value fluctuations as the Company has the intent and ability to hold these investments until maturity. Short-term investments consist of commercial paper and equivalent corporate obligations and are stated at amortized cost.

     Property and Equipment

         Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using principally the straight- line method over the following estimated useful lives:

                       Equipment                               5 to 7 Years
                       Leasehold Improvements                  Term of Lease

     Research and development

         All costs related to research and development activities are treated as expenses in the period incurred.

     Grant Revenue

         Revenue consists of amounts earned from grants which are recognized in accordance with the terms of the related agreements.

     Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement, among other things, requires that income taxes be accounted for using the liability method.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Net Loss Per Share

         Net loss per share is calculated using the weighted average number of shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and RPU's converted to common stock in July 1996) issued during the period commencing 12 months prior to the public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options warrants at the estimated initial public offering price).

     Reclassifications

         Certain amounts in the accompanying 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Pronouncements

         Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that impairment losses for long-lived assets and identifiable intangibles to be held and used be based on the fair market value of the asset. The statement also requires that these assets be reported at the lower of carrying amount or fair market value less cost to sell. The adoption of this statement did not have a material effect on the Company's financial position.

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The statement requires, at a minimum, new disclosures regarding employee and non-employee stock-based compensation plans. The Company has continued using the measurement prescribed by the former standard, and accordingly, this pronouncement did not have a material effect on the Company's financial position or results of operations.

2.   RELATED PARTY TRANSACTIONS

         During 1987 and 1988, the Company's President, who is also a major stockholder of the Company, loaned a total of $270,650 to the Company for working capital purposes, of which $250,000 plus $2,000 of accrued interest was canceled in December 1988 in exchange for the issuance of 28 RPU's which, in turn, were converted into 112,000 shares of common stock (see Note 8). The Company borrowed an additional

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$737,250 from the President during 1989 through 1993. On December 31, 1993, balances on the outstanding notes and accrued interest due to the President were $757,900 and $300,404, respectively. On December 31, 1993, the Company issued 200,000 shares of common stock to the President in exchange for cancellation of $500,000 of loans made to the Company. The remaining $257,900 in principal and accrued interest of $300,404 were converted to a $558,304 secured promissory note currently bearing interest at 9% per annum (increased by amendment from 7% on January 1, 1996). The note is due on December 31, 1997, or, pursuant to a second amendment effective January 1, 1997, at the time the Company enters into a distribution license agreement with another company, whichever occurs first. Under the second amendment, the President has released all collateral held as security (all assets of the Company) on the note and has agreed to subordinate the note to institutional debt, if required.

         In September 1990, the Company issued a warrant to the President to purchase up to 88,173 shares of Common Stock of the Company at any time between September 1, 1990 and August 31, 1995 for $3.75 per share. Effective August 31, 1995, the expiration date of the warrant was extended to August 31, 2000.

                 In June 1990, certain founders and key employees of the Company converted $503,148 of accrued salaries due them to 402,518 shares of common stock at the price of $1.25 per share, the estimated fair market value as determined by the Board of Directors. On December 31, 1993, certain key employees agreed to accept 276,318 shares of common stock, in exchange for cancellation of $690,798 of indebtedness for unpaid compensation and unreimbursed expenses. The exchange, which was at the price of $2.50 per share, was in excess of estimated fair market value on the issuance date as determined by the Board of Directors. All of the aforementioned shares had a risk of forfeiture whereby, if the Company did not generate a minimum of $500,000 in total operating revenues from inception through December 31, 1995, all shares were to be returned to the Company and the holders would forfeit all rights to the shares and any claim to the previously accrued but unpaid compensation and expenses. Effective December 31, 1995, five of the parties, who were present or past employees, entered into agreements with the Company whereby the forfeiture date for the Debt Conversion Agreements of 1990 and 1993 was extended from December 31, 1995 to December 31, 1997, in exchange for increasing the minimum total operating revenues from $500,000 to $1,000,000 to be achieved by December 31, 1997. The compensation expense previously recorded which related to the shares forfeited on December 31, 1995, was reversed in the 1995 statement of operations. Accordingly, a new measurement date exists for new shares issued subject to forfeiture on December 31, 1997. The value used to record compensation expense is the estimated fair market value as determined by the board of directors on December 31, 1995. One party to the Debt Conversion Agreements of 1990 and 1993 has claimed that his 88,848 shares are vested and that there was no need for him to enter into a new agreement, and therefore he has not entered into an agreement under the new terms. Although the Company believes that such shares were forfeited under the terms of the Debt Conversion Agreements of 1990 and 1993, the Company has accounted for the stock as issued and outstanding until such time as the Company can obtain the surrender of these shares.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Assignment of Patents by President

         The President of the Company has assigned two patents to the Company:

     a) On June 6, 1991, the President assigned to the Company all rights to the inventions covered by U.S. Patent No. 5,091,432 (a composition of matter patent covering the "AIT" series of chemical compounds) and any corresponding foreign applications and patents, including all continuations, divisions, reissues and renewals of said applications and any patents issued out of or based upon said applications;

     b) On June 30, 1996, the President assigned to the Company all rights to the inventions covered by U.S. Patent No. 5,447,939, covering certain inventions in carbon monoxide dependent guanylyl cyclase and methods of use.


         Under both patent assignment agreements, which expire concurently with the expiration of the underlying patent and any patents derived therefrom, the Company was obligated to pay the President a royalty of four percent (4%) of all revenues derived by the Company from the use and sale by the Company of any products or methods included in the patents. Further, in the event that the President's employment is terminated, the royalty rate was to be increased to six percent (6%). Finally, in the event of the President's death, the family or estate is entitled to continue to receive royalties at a rate of two percent (2%) for the duration of the respective agreement. The President has the right to terminate the patent assignment upon the filing of a petition of bankruptcy or insolvency with respect to the Company.

         On July 26, 1996, the Company and its President amended both the June 6, 1991 and June 30, 1996 patent assignment agreements. Under these amendments, (i) the royalty rate contained in both agreements has been reduced to two percent (2%), or five percent (5%) in the event the President's employment is terminated by the Company without cause, and (ii) the President no longer has the right to terminate either patent assignment should a petition of bankruptcy or insolvency be filed with respect to the Company.

     McMaster University Agreement

         On July 10, 1996 the Company entered into an "Exclusive License Agreement" with McMaster University (University) which allows the Company use of certain chemical compounds developed by the University covered in a patent filed jointly by the Company and the University. Under the Agreement the Company paid a one time licensing fee of $15,000 and is obligated to pay an annual five percent (5%) royalty on net sales of products containing compounds developed by the University. The agreement calls for minimum annual royalty payments of $25,000 payable beginning July 1997.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Employment Agreement

         Effective July 1, 1996, the Company entered into an employment agreement with the President. The agreement, among other things, provides for the grant of incentive stock options, an annual base salary with annual increases and an annual bonus based on the Company's attainment of certain performance objectives. The agreement terminates on June 30, 1999. The agreement also provides for guaranteed severance payments upon the President's termination of employment without cause, or upon a change of control of the Company. In connection with entering into this Agreement, the President was granted an incentive option to purchase 75,000 shares of Common Stock at 110 percent of fair market value at the date of grant ($4.13 per share). This option vests in three equal increments over the life of the agreement.

3.   COMPENSATION AND EXPENSES DUE TO FOUNDERS AND KEY EMPLOYEES

         At December 31, 1995 and 1996, accrued payroll and related taxes includes $218,000 and $315,000, respectively, of unpaid compensation due to founders and key employees of the Company. At December 31, 1995 and 1996, $84,179 and $82,717, respectively, was due to founders and key employees as expense reimbursements and $121,417 and $122,396, respectively, of accrued interest relating to notes payable was also owed to such related parties. All of the aforementioned amounts owing at December 31, 1996 were paid in January 1997.

4.   MARKETABLE SECURITIES

     The Company accounts for marketable securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1996, the Company classified all of its marketable securities as held-to-maturity.

     A summary of securities held to maturity at December 31, 1996 is as follows:

                                                             Gross         Gross
                                                           Unrealized    Unrealized      Market
        Type of Investment              Cost                 Gains        (Losses)       Value
    ----------------------------      ----------           ----------    ----------    ----------
      Commercial Paper                $1,553,759             $    -       $(10,769)    $1,542,990
      Corporate Bonds                  4,148,355              1,391           (468)     4,149,278
                                      ----------             ------       --------     ----------
                                       5,702,114              1,391        (11,237)     5,692,268
      U.S. Government Agencies         1,746,432              1,468              -      1,747,900
                                      ----------             ------       --------     ----------
         Total Securities Held to
         Maturity                     $7,448,546             $2,859       $(11,237)    $7,440,168
                                      ==========             ======       ========     ==========


     The above securities which have maturities ranging from ninety days to twenty four months are shown in the consolidated balance sheet at December 31, 1996, as follows:

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                           Cost                Market Value
                                                        ----------             ------------
           Due in one year or less                      $5,702,114              $5,692,268
           Due after one year through two years         $1,746,432              $1,747,900

     There were no sales of securities for the year ended December 31, 1996.

5.   REVENUE FROM GRANTS

         In July 1995, the Small Business Innovative Research Grant (the SBIR Grant) from the National Institute of Health was completed and no additional funds were due or collected. The Company has received an aggregate of $497,128 from the SBIR Grant. During 1995, the National Institute on Aging (NIA) and the National Institute for Mental Health (NIMH) issued contracts to an independent subcontractor of theirs to manufacture AIT-082 for animal and human testing programs. The NIA also issued an additional contract to one of its subcontractors to conduct the subchronic animal toxicity studies required by the U.S. Food and Drug Administration as a part of any Investigational New Drug
(IND) application for AIT-082. The entire cost of these two contracts will be paid by the NIA and NIMH directly to the subcontractors.

6.   PROVISION FOR INCOME TAXES

     No provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December, 31, 1996. At December 31, 1996, the Company had approximately $2,100,000 of federal net operating loss carryforwards available to offset future taxable income, if any; and approximately $6,055,000 of net operating loss carryforwards available for financial reporting purposes. Such carryforwards expire from 2009 through 2011. The primary differences between tax and financial reporting is the capitalization of certain start-up expenses for income tax reporting purposes which are expensed for financial reporting purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include but are not limited to, a cumulative ownership change of more than 50 percent over a three year period. At December 31, 1996, the effect of such limitation, if imposed, has not been determined.

7.   COMMITMENTS AND CONTINGENCIES

     Facility leases

         The Company leases its present facilities from a property developer under a non-cancelable operating lease which expires the earlier of August 1997 or upon occupancy of the Company's new primary research and development and administrative facility which is presently under construction by such developer and expected to be completed during late June 1997. The existing lease requires monthly payments of $8,424. The new facility lease (also a non-cancelable operating lease) runs from July 1997 (expected

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

date of occupancy) through June 2004 and contains two five year options to renew at fair value rates in effect at that time. Mininum lease requirements (assuming a July 1, 1997 occupancy date) for each of the next five years and thereafter under the aforementioned leases follows:

                 Years ending December 31:
                          1997                              $   283,300
                          1998                                  465,600
                          1999                                  483,100
                          2000                                  500,500
                          2001                                  500,500
                          2002-2004                           1,377,700
                                                              ---------
                                                   Total     $3,610,700
                                                             ==========

         The Company is obligated to reimburse the lessor-developer for approximately $1.4 million for tenant improvements, primarily to construct the specialized research and development laboratories for the new facility.

     University Research Grants

         The Company has committed an aggregate of $276,000 to several Universities to conduct general scientific research programs and to provide for a two year Fellowship Grant.

8.   STOCKHOLDERS' EQUITY (DEFICIT)

     Revenue Participation Units

         In 1988 and 1989, AIT raised private placement funds via a financial instrument specified as a Revenue Participation Unit ("RPU"). The Company raised an aggregate of $676,000 from the issuance of seventy-five RPU's at prices ranging from $9,000 to $10,000 per RPU. The RPU's entitled holders to cash payments based on stipulated percentages of revenues. Holders of RPUs were entitled to convert to Common Stock at any time and AIT had the option to redeem the RPU's subject to certain conditions by paying cash or in exchange for Common Stock.

         In July 1996, the Company offered, and all RPU holders accepted, an option to convert each RPU unit into 4,000 shares of Common Stock (300,000 shares in the aggregate) in exchange for waiving all rights as an RPU holder.

     Common Stock

         During 1993, the Company issued 40,000 shares of Common Stock at $1.35 per share, the market value on issuance date, for an aggregate amount of, $54,000, to a financial consultant in exchange for investment banking services.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     During 1994, three investors bought 13,000 shares of restricted (restrictions as to transferability) Common Stock at $2.50 per share, for an aggregate amount of, $32,500, through a private placement. During 1995, six investors bought 22,000 shares of restricted Common Stock at $2.50 per share, for an aggregate amount of, $55,000, through a private placement.

     From January 1, 1996 to June 20, 1996, 266,800 shares of restricted (restrictions as to transferability) Common Stock were issued at $2.50 per share, for an aggregate amount of $633,650 (net of commission), through a private placement.

     In June 1996, the Company filed a registration statement with the Securities and Exchange Commission offering to the public 2,500,000 units (the "Units"), each unit consisting of one share of the Company's Common Stock, no par value (the "Common Stock"), and one Warrant to purchase one share of Common Stock (the "Warrants"). The registration statement became effective on September 26, 1996, and on October 1, 1996, the Company realized $17,363,003 in net proceeds from the sale of the 2,500,000 units.

     On October 11, 1996, the principal underwriter of the offering exercised a portion of its overallotment option and purchased 200,000 Units for net cash of $1,389,280. Legal, accounting, printing and other expenses of the offering amounted to $575,502. The Units separated immediately following issuance and the Common Stock and Warrants that made up the Units trade only as separate securities.

     Reverse Stock Split

     In June 1996, the Board of Directors authorized, with shareholder approval, a reverse split of the Company's outstanding Common Stock on the basis of 1 share for each 2.5 shares of the then outstanding Common Stock. The outstanding and authorized Common Stock continues to have no par value. The Board of Directors also authorized, with shareholder approval, an increase in the authorized Common Stock from 10 million to 25 million shares and the creation of a new class of Preferred Stock with the authorization to issue up to 5 million shares of such Preferred Stock. All references to Common Stock amounts and loss per share in the accompanying financial statements give effect to the reverse stock split.

9.   STOCK OPTIONS

     The Company has two stock option plans: the 1987 Stock Incentive Plan (the "1987 Plan") and the 1991 Stock Incentive Plan (the "1991 Plan") (collectively, the "Plans"). The Plans were adopted by the Company's shareholders and Board of Directors in December 1987 and May 1991, respectively, and provide for the granting of incentive and nonqualified stock options as well as other stock-based compensation. The 1987 and 1991 Plans authorized for issuance up to 20,000 and 140,000 shares, respectively, of the Company's Common Stock. On August 7, 1996, the Company's shareholders approved an amendment to the 1991 Plan increasing the number of authorized shares by 60,000, to a total of 293,154 shares as of that date. As of January 1, 1997, the number of shares authorized under the 1991 plan automatically increased by 53,618 (one percent of the total shares outstanding on that date) to a total of 346,772. Options which have been granted under the 1991 Plan contain vesting provisions determined by the Board of Directors which range from one to three years.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Under the Plans, shares of the Company's Common Stock may be granted to directors, officers and employees of the Company, except that incentive stock options may not be granted to non-employee directors.

     The Plans provide for issuance of incentive stock options having exercise prices equal to the fair market values of the stock at the times of grant of the options or, in certain circumstances, at option prices at least equal to 110 percent of the fair market value of the stock at the time the options are granted. An option granted under the Plans is exercisable in such a manner and within such period, not to exceed ten years from the date of the grant, as shall be set forth in a stock option agreement between the employee and the Company.

     Stock options have also been issued outside of the aforementioned plans to various consultants. During the period of December 1993 through December 1996, the Company issued a total of 194,000 options to purchase Common Stock to two technical consultants and a financial consultant in exchange for past and future services. The options are exercisable through December 31, 2001 at an exercise price of $0.025 per share. As the exercise price was lower than the fair market value of the stock on the date the options were granted, compensation expense was recorded for the difference between the option exercise price and the estimated fair market value of the stock as determined by the Board of Directors on the grant date. All options and warrants issued outside of the plan were vested and exercisable upon issuance. In September 1990, the Company issued a warrant to the President of the Company to purchase 88,173 shares of Common Stock at $3.75 per share. The warrant expires August 31, 2000.

     A summary of stock option activities for the years ended December 31, 1994, 1995 and 1996 follows:

                                                1994                      1995                     1996
                                     -----------------------    -----------------------   -----------------------
                                                 Weighted                  Weighted                  Weighted
                                                  Average                   Average                   Average
                                      Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                                     -------   --------------   ------   --------------   ------   --------------
Outstanding at beginning of year     198,173       $0.28       198,173        $0.28       240,173       $0.24

Granted                                    -          -         42,000        0.025       207,000        3.39
Exercised                                  -          -              -           -              -           -
Forfeited                                  -          -              -           -              -           -
Expired                                    -          -              -           -              -           -
Outstanding, at end of year          198,173       $0.28       240,173        $0.24       447,173        $3.15
                                     -------       -----       -------        -----       -------        -----
Exercisable, at end of year          198,173       $0.28       240,173        $0.24       270,173        $0.21
                                     =======       =====       =======        =====       =======        =====

     Of the options outstanding at December 31, 1996, 302,173 of the 447,173 options have exercise prices between $0.025 and $3.75, with a weighted average exercise price of $0.44 and a weighted average remaining contractual life of
3.7 years. At December 31, 1996, 270,173 of these options were exercisable. The remaining 145,000 options have exercise prices between $4.13 and $4.50, with a weighted average exercise price of $4.31 and a weighted average remaining contractual life of 6.7 years. None of these options were exercisable at December 31, 1996. As of December 31, 1996, there were 165,000 options outstanding under the 1991 Plan and no options outstanding under the 1987 Plan.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options, and does not recognize compensation expense when the exercise price

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of the options equals the fair market value of the underlying shares at the date of grant. Directors' stock options are treated in the same manner as employee stock options for accounting purposes. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that statement.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 5.86 and 6.52 percent; zero expected dividend yields; expected lives of 5 years; expected volatility of 50 percent.

     For purposes of the following required pro forma information, the weighted average fair value of stock options granted in 1995 and 1996 was $2.48 and $2.14, respectively. The total estimated fair value is amortized to expense over the vesting period.

                                             1995             1996
                                           --------        ----------
     Pro forma net loss                    $999,593        $1,218,389
     Pro forma net loss per share          $0.41           $0.36

10.      SALARY DEFERRAL PLAN

         The Company established a 401(k) Salary Deferral Plan on January 1, 1990. The Plan allows eligible employees to defer part of their income on a tax-free basis. Contributions by the Company to the Plan are discretionary upon approval by the Board of Directors. To date, the Company has not made any contributions into the Plan.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth certain information with respect to each person who is an executive officer or a director of the Company:

Name                                               Age                     Position
----                                               ---                     --------
Executive Officers and Directors

Alvin J. Glasky, Ph.D.    . . . . . . . . . .       63         Chairman of the Board,
                                                               Chief Executive Officer, President and Director

Mark J. Glasky  . . . . . . . . . . . . . . .       34         Director
Frank M. Meeks  . . . . . . . . . . . . . . .       51         Director
Carol O'Cleireacain, Ph.D.    . . . . . . . .       50         Director
Paul H. Silverman, Ph.D., D.Sc.   . . . . . .       71         Director
Samuel Gulko  . . . . . . . . . . . . . . . .       65         Chief Financial Officer
Rosalie H. Glasky . . . . . . . . . . . . . .       60         Secretary and Treasurer

Key Employees and Consultant

Michelle S. Glasky, Ph.D.   . . . . . . . . .       37         Director of Scientific Affairs
Ronald F. Ritzmann, Ph.D.   . . . . . . . . .       53         Director, Psychopharmacological
                                                               Research
Shelton K. Stern  . . . . . . . . . . . . . .       62         Director, Administrative Services
Michel P. Rathbone, M.D., Ph.D.   . . . . . .       53         Consultant, Medical Director

  Executive Officers and Directors

         Alvin J. Glasky, Ph.D., has been Chief Executive Officer, President and a director of AIT since its inception in June 1987, and has served as the Chairman of the Board, Chief Executive Officer, President and a director of the Company since July 1989, when AIT became a wholly-owned subsidiary of the Company. From March 1986 to January 1987, Dr. Glasky was Executive Director of the American Social Health Association, a non-profit organization. From 1968 until March 1986, Dr. Glasky was the President and Chairman of the Board of Newport Pharmaceuticals International, Inc., a publicly-held pharmaceutical company that developed, manufactured and marketed prescription medicines. From 1966 to 1968, Dr. Glasky served as Director of Research for ICN Pharmaceutical, Inc. and as Director of the ICN-Nucleic Acid Research Institute in

Irvine, California. During that period he was also an assistant professor in the Pharmacology Department of the Chicago Medical School. Dr. Glasky currently holds a research professor position at Olive View/UCLA Medical Center. Dr. Glasky received a B.S. degree in Pharmacy from the University of Illinois College of Pharmacy in 1954 and a Ph.D. degree in Biochemistry from the University of Illinois Graduate School in 1958. Dr. Glasky was also a Post-Doctoral Fellow, National Science Foundation, in Sweden.

         Mark J. Glasky has been a director of the Company since August 1994. Since 1982, Mr. Glasky has been employed by Bank of America NT&SA in various corporate lending positions and currently serves as Vice President-Relationship Manager. Mr. Glasky obtained a B.S. degree in International Finance from the University of Southern California in 1983 and an M.B.A. degree in Corporate Finance from the University of Texas at Austin in 1987.

         Frank M. Meeks has been a director of the Company since July 1989. Since September 1992, Mr. Meeks has been pursuing personal investments in real estate, property management and oil and gas. Mr. Meeks was employed by Environmental Developers, Inc., a real estate development and construction company, from June 1979 until March 1993, first as Vice President and finally as Financial Vice President. Mr. Meeks obtained a B.S. degree in Business Administration from Wittenberg University in 1966, and an M.B.A. degree from Emory University in 1967. Mr. Meeks is a non-practicing certified public accountant and a licensed real estate broker.

         Carol O'Cleireacain, Ph.D., has been a director of the Company since September 1996. Dr. O'Cleireacain has served as an independent economic consultant since 1994, and has been a Visiting Fellow at The Brookings Institution since May 1996. Dr. O'Cleireacain previously served as the Director of the New York City Office of Management and Budget from August 1993 until December 1993. From February 1990 until August 1993 Dr. O'Cleireacain was the Commissioner of the New York City Department of Finance. Dr. O'Cleireacain also serves on the Council of Foreign Relations among her appointments and other professional associations. Dr. O'Cleireacain received a B.A. degree in Economics from the University of Michigan in 1968, an M.A. degree in Economics from the University of Michigan in 1970 and her Ph.D. In Economics from the University of London, London School of Economics in 1977.

         Paul H. Silverman, Ph.D., D.Sc. has been a director of the Company since September 1996. Dr. Silverman has been an Associate Chancellor for the Center for Health Sciences at the University of California, Irvine since January 1994. Since March 1993, Dr. Silverman has also been an Adjunct Professor in the Department of Medicine at the University of California, Irvine and the Director of Corporate and Government Affairs at the Beckman Laser Institute and Medical Clinic in Irvine, California. From August 1992 until January 1994, Dr. Silverman was Director of Scientific Affairs at Beckman Instruments, Inc. From November 1990 until December 1993, Dr. Silverman was the Director of the Systemwide Biotechnology Research and Education Program for the University of California. Prior to 1990, Dr. Silverman served as the Director of the Donner Laboratory at the University of California, Berkeley, as the President of the University of Maine at Orono, as the President of research foundation of the State University of New York, and as the head of the Department of Immunoparasitology at Glaxo, Ltd. Dr. Silverman received his Ph.D. in Parasitology and Epidemiology and his Doctor of Science degree from the University of Liverpool, England.

         Samuel Gulko has served as the Chief Financial Officer of the Company, on a part-time basis, since September 1996. From 1968 until March 1987, Mr. Gulko served as a partner in the audit practice of Ernst & Young, LLP, Certified Public Accountants. From April 1987 to the present, Mr. Gulko has been self-employed as a Certified Public Accountant and business consultant, as well as the part-time Chief Financial Officer of several companies, including a computer peripheral manufacturer (from April 1987 to March 1991) and a chain of medical clinics (from April 1987 to September 1990), and Mr. Gulko has served as the Chief Executive Officer as well as Chief Financial Officer of a small medical management company from October 1990 to the present. Mr. Gulko obtained his B.S. degree in Accounting from the University of Southern California in 1958.

         Rosalie H. Glasky has served as Treasurer and Secretary of the Company since November 1991.

Key Employees and Consultant

         Michelle S. Glasky, Ph.D. joined the Company in July 1996. Prior to joining the Company, Dr. M. Glasky worked at the Department of Pathology, University of Southern California School of Medicine as a Research Associate and Laboratory Administrator from February 1991 until July 1996. Dr. M. Glasky served as a consultant to the Company from August 1990 until July 1996. Dr. M. Glasky received a B.A. degree in Microbiology from the University of California, San Diego in 1981 and a Ph.D. degree in Biomedical Sciences from the University of Texas Health Science Center in 1988. Dr. M. Glasky was also a Post-Doctoral Fellow at the Stanford University School of Medicine.

         Ronald F. Ritzmann, Ph.D. has served as the Company's Director of Psychopharmacological Research since 1989. In addition, Dr. Ritzmann currently holds an Assistant Professorship in Psychiatry at UCLA. Dr. Ritzmann received a B.A. degree in Psychology from Northern Illinois University in 1965, an M.A. degree in Experimental Psychology from Northern Illinois University in 1968 and a Ph.D. degree in Neuroscience from Northern Illinois University in 1973.

         Shelton K. Stern joined the Company in July 1996 as the Director of Administrative Services. Prior to joining the Company, Mr. Stern was Manager, Personnel Planning and Development for the Shiley Division of Pfizer, Inc. from June 1980 to September 1995 (in 1992, the company name was changed to Sorin Biomedical and in 1994 it became Mallinckrodt Medical). Mr. Stern obtained his B.A. degree in Education from the State University of New York in 1955 and an M.S. degree in Administration from Hofstra University in 1959.

         Michel P. Rathbone, M.D., Ph.D. has served as Consultant, Medical Director to the Company since July 1996. Dr. Rathbone has been a professor in the Departments of Medicine (Neurology) and Biomedical Sciences (Neurosciences) at McMaster University in Ontario, Canada since 1976. Dr. Rathbone is also coordinator of the Hamilton, Ontario Regional Neuro-Oncology Program. Dr. Rathbone has been the principal investigator on 22 research grants from 1985 to the present and has numerous scientific publications. Dr. Rathbone's clinical research interests are therapy of brain tumors, spinal cord injury, motor neuropathy and Alzheimer's disease. His basic research interests are in the neurotrophins, purines and nerve regeneration. Dr. Rathbone received degrees of Bachelor of Medicine and Bachelor of Surgery from the University of Liverpool Medical School in 1966. Dr. Rathbone received his Ph.D. in Biochemistry from McMaster University in 1972.

         Mark J. Glasky and Michelle S. Glasky are the adult son and daughter, respectively, of Dr. Alvin Glasky and Rosalie Glasky. Dr. Alvin Glasky and Rosalie Glasky are husband and wife.

         The Board of Directors of the Company currently consists of five directors and there are no vacancies. All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. The Board of Directors currently has two committees. The Compensation Committee, which consists of Mr. Meeks, Dr. O'Cleireacain and Dr. Silverman, has been established to recommend salaries and incentive compensation for executive officers of the Company. The Audit Committee, which consists of Dr. O'Cleireacain, Mr. Glasky and Mr. Meeks, has been established to review the results and scope of the audit and other services provided by the Company's independent public accountants.

SCIENTIFIC ADVISORY BOARD

         The Company has established a Scientific Advisory Board consisting of distinguished scientists whom the Company believes will make a contribution to the development of the Company's business. The Scientific Advisory Board members review the Company's research and development progress, advise the Company of advances in their fields and assist in identifying special product opportunities. Members are compensated on a consulting fee basis for their services and are reimbursed for reasonable travel expenses. Each of Dr. Nelson and Dr. Krassner, in their capacity as members of the Scientific Advisory Board, received options to purchase 6,000 shares of Common Stock for $0.025 per share as compensation for their services during 1996. All of the advisors are employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities, including potential competitors of the Company, that may limit their availability to the Company. Although these advisors may contribute significantly to the affairs of the Company, none are required to devote more than a small portion of his time to the Company in their capacity as members of the Scientific Advisory Board. The members of the Scientific Advisory Board currently are as follows:

         Stuart M. Krassner, Ph.D. has been affiliated with the University of California, Irvine since 1965, currently as Professor of Biological Sciences and formerly in several administrative positions, most recently as Associate Dean of Research and Graduate Studies. Dr. Krassner has conducted research at both the Rockefeller University (New York) and the Swiss Tropical Institute (Basel). Dr. Krassner's research interests included parasitology and immunology and has numerous publications in those fields. Dr. Krassner received his doctorate degree in Parasitology from Johns Hopkins University in 1961.

         Eric L. Nelson, Ph.D. has been a pharmaceutical research consultant since 1986. He was a founder, and served as Chairman until 1986, of Nelson Research and Development Corporation, a publicly held corporation engaged in research and development of drug receptor technology applied to the development of pharmaceutical products and novel drug delivery systems. Prior to 1972, Dr. Nelson spent eleven years at Allergan Pharmaceuticals, Inc., where as Vice President of Research he was responsible for establishing Allergan's entire research organization. Dr. Nelson received his doctorate degree in Microbiology from UCLA in 1951 and has authored numerous publications. He is the inventor on various patents in the areas of microbiology, immunology, molecular biology and pharmacology.

         Michel Rathbone, M.D., Ph.D.  See " - Key Employees and Consultant."

         Paul H. Silverman, Ph.D., D.Sc. See " - Executive Officers and Directors."

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon its review of the copies of reporting forms furnished to the Company, and written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding 10% or more of the Company's Common Stock with respect to the Company's fiscal year ended December 31, 1996, were satisfied, except that the Form 3 Initial Statement of Beneficial Ownership of Securities filed by Mr. Meeks in September 1996 inadvertently omitted 460 shares of Common Stock owned of record by Mr Meeks' wife and which, under Section 16(a) of the Securities Exchange Act of 1934, are deemed to be beneficially owned by Mr. Meeks. Mr. Meeks has disclaimed beneficial ownership of these shares of Common Stock, and a filing with the correct information has been made with the Securities and Exchange Commission.

ITEM 10.         EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         The following table sets forth summary information concerning the compensation of the Company's Chief Executive Officer (the "Named Executive Officer") for services rendered to the Company in all capacities during the fiscal years ended December 31, 1995 and 1996. No other executive officer of the Company received compensation in 1996 in excess of $100,000.

                                                                                       LONG TERM
                                                                                     COMPENSATION
                                                                                         AWARDS
                                                                                     ---------------
                                                        ANNUAL COMPENSATION            SECURITIES
                                                     -----------------------------     UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR           SALARY          BONUS          OPTIONS(#)
---------------------------              ----        ------------    -------------     -----------
Alvin J. Glasky, Ph.D.
Chairman, Chief Executive Officer
  and President                          1996   . .  $165,398(1)          --              75,000
                                         1995   . .   125,400(1)          --                --

--------------------------

(1) Includes an auto allowance of $450 per month. Of the total amounts, $72,998 has been paid and $92,400 has been accrued for 1996, and $20,000 has been paid and $105,400 has been accrued for 1995.
         See "Employment Agreement".

OPTION GRANTS

         The following table sets forth the options granted during the period commencing January 1, 1996 and ending December 31, 1996 to the executive officers named in the Summary Compensation table:

          STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 1996


                                                                   PERCENTAGE OF
                                                                   TOTAL OPTIONS
                                                                    GRANTED TO           EXERCISE
                                                OPTIONS GRANTED    EMPLOYEES IN            PRICE            EXPIRATION
                           NAME                 (NO. OF SHARES)     FISCAL YEAR          ($/SHARE)             DATE
                           ----                  --------------     -----------          ---------             ----
                           Alvin J. Glasky         75,000(1)            85%                $4.13            07/01/2001

-----------------

(1) Option becomes exercisable in three equal annual installments from the date of grant.

OPTIONS EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth the options exercised during the period commencing January 1, 1996 and ending December 31, 1996 by the executive officers named in the Summary Compensation table:


             AGGREGATE STOCK OPTIONS EXERCISED IN FISCAL YEAR ENDED
              DECEMBER 31, 1996 AND FISCAL YEAR-END OPTION VALUES


                                                    NUMBER OF SECURITIES
                                                         UNDERLYING                VALUE OF UNEXERCISED
                           NUMBER OF               UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                            SHARES                    FISCAL YEAR-END               FISCAL YEAR-END(1)
                           ACQUIRED      VALUE     ----------------------        ---------------------
NAME                      ON EXERCISE   REALIZED   EXERCISABLE  UNEXERCISED      EXERCISED UNEXERCISED
----                      -----------   --------   -----------  -----------      --------- -----------
Alvin J. Glasky               -            -           -          75,000             -          -

---------

(1) Based upon the closing price of the Common Stock on December 31, 1996, as reported by the NASDAQ National Market ($4.125 per share).

EMPLOYMENT AGREEMENT

         The Company has an employment agreement with Dr. Alvin J. Glasky, effective as of July 1, 1996. The agreement requires Dr. Glasky to devote all of his productive time, attention, knowledge and skill to the affairs of the Company during the term of the agreement. The agreement provides for an annual base salary of $200,000 with annual increases and an annual bonus based on the Company's attainment of certain performance objectives. The agreement ends on June 30, 1999 and may be terminated by the Company with or without cause as defined in the agreement. The agreement also provides for guaranteed servance payments equal to Dr. Glasky's annual base salary over the remaining life of the agreement upon the termination of employment without cause or upon a change in control of the Company. In connection with entering into this agreement, Dr. Glasky was granted an incentive stock option to purchase 75,000 shares of Common Stock at an exercise price of $4.13 per share, which vests in three equal increments over the life of Dr. Glasky's employment agreement.

COMPENSATION OF DIRECTORS

         Each of the Company's non-employee directors receives $1,000 for each Board of Directors meeting and $500 for each committee meeting attended (with the Chairperson of the Committee receiving $1,000). The directors are also reimbursed for certain expenses in connection with attendance at Board meetings. The Company has granted to each non-employee director an option to purchase 10,000 shares of Common Stock at $4.50 per share.

STOCK OPTION PLANS

         The Company has two stock option plans: the 1987 Incentive Stock Option Plan (the "1987 Plan") and the 1991 Stock Incentive Plan (the "1991 Plan, and together with the 1987 Plan, the "Plans"). The Plans were adopted by the Company's shareholders and Board of Directors in December 1987 and May 1991, respectively, and provide for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1991 Plan also provides for the grant of nonqualified stock options, stock appreciation rights ("SARs") and bonus stock. The 1987 and 1991 Plans authorized for issuance up to 20,000 and 140,000 shares, respectively, of the Company's Common Stock. The number of shares issuable under the 1991 Plan is increased each January 1 by a number equal to one percent of the Company's then total outstanding shares. On August 7, 1996, the Company's shareholders approved an amendment to the 1991 Plan increasing the number of authorized shares by 60,000, to a total of 293,154 shares as of that date. As of January 1, 1997, the number of shares authorized under the 1991 plan automatically increased by 53,618 (one percent of the total shares outstanding on that date) to a total of 346,772. Under The Plans, incentive stock options may be granted to employees, and nonqualified stock options, SARs and bonus stock provided for in the 1991 Plan may be granted to employees of the Company and other persons whose participation in the 1991 Plan is determined to be in the Company's best interests. The Plans are administered by the Board of Directors or a committee appointed by the Board (the "Committee"), which has sole discretion and authority, consistent with the provisions of the Plans, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the Plans. As of January 1, 1997, there were options to purchase 165,000 shares of Common Stock outstanding under the 1991 Plan and no options outstanding under the 1987 Plan.

         In the event of a merger of the Company with or into another corporation or the sale of substantially all of the assets of the Company, all outstanding options and SARs granted under the 1991 Plan shall be assumed or equivalent options and SARs substituted by the successor corporation. In the event a successor corporation refuses to assume or substitute the options and SARs, the exercisability of the options and SARs under the 1991 Plan shall be accelerated.

         The exercise price of incentive stock options must be not less than the fair market value of a share of Common Stock on the date of the option is granted (110% with respect to optionees who own at least 10% of the outstanding Common Stock). Nonqualified options shall have such exercise price as determined by the Committee. The Committee has the authority to determine the time or times at which options granted under the Plans become exercisable, provided that options expire no later than ten years from the date of grant (five years with respect to optionees who own at least 10% of the outstanding Common Stock). Options are nontransferable, other than upon death, by will and the laws of descent and distribution, and incentive stock options may be exercised only by an employee while employed by the Company or within three months after termination of employment (one year for termination resulting from death or disability).

SECTION 401(K) PLAN

         In January 1990, the Company adopted the AIT Cash or Deferred Profit Sharing Plan (the "401(k) Plan") covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under
Section 401(k) of the Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($9,500 in 1996) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 14, 1997 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officer, and (iv) all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or entity, and unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                              SHARES                 PERCENT OF
                                                            BENEFICIALLY               SHARES
NAME AND ADDRESS OF BENEFICIAL OWNERSHIP(1)                   OWNED(1)               OUTSTANDING
-------------------------------------------                  ---------               -----------
Alvin J. Glasky, Ph.D.(2) . . . . . . . . . . . . . . .       1,318,911                  24.2%
  One Technology Drive, Suite I-821
  Irvine, CA 92618

Mark J. Glasky(3)(4)  . . . . . . . . . . . . . . . . .          32,134                     *

Frank M. Meeks(5) . . . . . . . . . . . . . . . . . . .          27,500                     *

Carol O'Cleireacain, Ph.D.(6) . . . . . . . . . . . . .           5,000                     *

Paul H. Silverman, Ph.D., Sc.(6) .  . . . . . . . . . .           5,000                     *

All Executive Officers and Directors
  as a group (seven persons)(9) . . . . . . . . . . . .       1,449,107                  26.4

--------------------------

  * less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 14, 1997, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2) Includes 88,173 shares issuable within 60 days of March 14, 1997 upon exercise of the Glasky Warrant and 4,000 shares owned BY the AIT Cash or Deferred Profit Sharing Plan (401(k)), of which Dr. Glasky is the trustee. Does not include 50,462 shares beneficially owned by Dr. Glasky's wife, Rosalie H. Glasky, and 32,134 shares beneficially owned by Mark J. Glasky, Dr. Glasky's adult son, for which Dr. Glasky disclaims beneficial ownership.

(3)      Mark J. Glasky is the adult son of Dr. Alvin J. Glasky.

(4) Includes 7,500 shares subject to options held by Mr. Glasky which are currently exercisable or exercisable within 60 days of March 14, 1997, and 1,000 shares subject to currently exercisable Warrants.

(5) Includes 7,500 shares subject to options held by Mr. Meeks which are currently exercisable or exercisable within 60 days of March 14, 1997. Does not include 460 shares beneficially owned by Mr. Meeks' wife, for which Mr. Meeks disclaims beneficial ownership.

(6) Includes 5,000 shares subject to options held by each of Drs. O'Cleireacain and Silverman which are currently exercisable or exercisable within 60 days of March 14, 1997.

(7) Includes 88,173 shares issuable upon the exercise of the Glasky Warrant, 34,000 shares subject to options which are currently exercisable or exercisable within 60 days of March 14, 1997, 2,050 shares subject to curently exercisable Warrants.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1990, the Company issued a warrant to Dr. Alvin J. Glasky (the "Glasky Warrant") to purchase up to 88,173 shares of Common Stock of the Company at any time between September 1, 1990 and August 31, 1995 for $3.75 per share. Effective August 31, 1995, the expiration date of the Glasky Warrant was extended to August 31, 2000.

         On June 30, 1990, in exchange for cancellation of $503,148 of indebtedness for unpaid compensation, the Company issued a total of 402,518 shares of Common Stock in the following amounts: Dr. Alvin Glasky 184,000 shares; Sanford Glasky (the brother of Dr. Alvin Glasky), 60,012 shares; JoAnne Law, 24,344 shares; Luana Kruse 19,200 shares; Rosalie Glasky (the wife of Dr. Glasky), 28,066 shares; and John W. Baldridge, 86,906 shares (the "1990 Restricted Stock Exchange"). On December 30, 1993, in exchange for cancellation of $690,795 of indebtedness for unpaid compensation and accrued expenses, the Company issued a total of 276,318 shares of Common Stock in the following amounts: Dr. Alvin Glasky, 169,001 shares; Sanford Glasky, 49,837 shares; JoAnne Law, 16,560 shares; Luana Kruse 19,800 shares; Rosalie Glasky, 19,178 shares; and John W. Baldridge, 1,942 shares (the "1993 Restricted Stock Exchange"). Both the 1990 Restricted Stock Exchange and the 1993 Restricted Stock Exchange involved a risk of forfeiture whereby if the Company did not generate a minimum of $500,000 in total operating revenues from inception through December 31, 1995, all shares would be returned to the Company with the holders forfeiting all rights to the shares and forfeiting any claim to the previously accrued but unpaid compensation. Effective December 31, 1995, five of the parties, all of whom were present or past employees of the Company, entered into agreements with the Company whereby the forfeiture date was extended from December 31, 1995 to December 31, 1997 in exchange of increasing the minimum total operating revenues which the Company would need to achieve in order to avoid forfeiture of the shares from $500,000 to $1,000,000, with such revenues to be achieved by December 31, 1997. If the Company achieves $1,000,000 in total operating revenues by December 31,1997, the holders of the shares subject to forfeiture are entitled to certain registration rights covering those shares. One party to the 1990 and 1993 Restricted Stock Exchanges has claimed that his shares are vested, that there was no need for him to enter into the new agreement extending the forfeiture date and therefore he has not entered into an agreement under the new terms with respect to the 88,848 shares held by him (the "Forfeited Shares"). Although the Company believes that the Forfeited Shares were forfeited under the terms of the Restricted Stock Exchanges 1990 and 1993, the Company has accounted for the Forfeited Shares as outstanding until such time as the Company can obtain the surrender of the Forfeited Shares.

         On June 6, 1991, the Company entered into an agreement (the "1991 Patent Agreement") with Dr. Alvin Glasky whereby Dr. Glasky assigned to the Company all rights to the inventions covered by United States Patent No. 5,091,432 and any corresponding foreign applications and patents, including all continuations, divisions, reissues and renewals of said applications and any patents issued out of or based upon said applications (the "Assigned Rights"). The 1991 Patent Agreement was amended on July 26, 1996. The 1991 Patent Agreement, as amended, calls for the Company to pay Dr. Glasky a two percent royalty on all revenues derived by the Company from the use and sale by the Company of any products covered by these patents and applications or any patents derived from them. In the event that Dr. Glasky's employment is terminated by the Company without cause, the royalty rate shall be increased to five percent and in the event that Dr. Glasky dies during the term of the 1991 Patent Agreement, Dr. Glasky's family or estate shall be entitled to continue to receive royalties at the rate of two percent. The 1991 Patent Agreement terminates on the later of its ten year anniversary or the expiration of the final patent included within the Assigned Rights. On June 30, 1996, the Company and Dr. Glasky entered into an agreement whereby Dr. Glasky assigned to AIT all rights to the inventions covered by United States Patent No. 5,447,938 (the "1996 Patent Agreement"). The scope of the 1996 Patent Agreement as well as its terms and conditions are identical in all material respects to the 1991 Patent Agreement; provided, however, that the aggregate royalty amount with respect to any product shall be two percent (five percent in the event of termination without cause), even if a product is based on both patents. The 1996 Patent Agreement was also amended on July 26, 1996. Dr. Glasky will not receive any royalties with respect to sales of products which utilize patent rights licenses to the Company by McMaster University. See "ITEM 1 - Description of Business - Patents and Proprietary Rights."

         On December 31, 1993, the Company issued 200,000 shares of Common Stock to Dr. Glasky in Exchange for cancellation of $500,000 of indebtedness for loans made by Dr. Glasky to the Company. Dr. Glasky received certain registration rights with respect to these shares. The remaining $257,900 in principal on the loans payable and accrued interest of $300,404 due to Dr. Glasky were converted into a $558,304 Secured Promissory Note due January 1, 1996 bearing interest at 7% per annum (the "1993 Note"). The 1993 Note is secured by all assets of the Company. On January 1, 1996, the due date of the 1993 Note was extended to December 31, 1996 and the interest rate was increased to 9% per annum. In June 1996, the due date of the 1993 Note was extended to December 31, 1997.

         In July 1996, all of the holders of the 75 outstanding Revenue Participation Units ("RPUs") converted their RPUs into an aggregate of 300,000 shares of Common Stock.

As a part of this transaction, Dr. Glasky converted his 28 outstanding RPUs into a total of 112,000 shares of Common Stock. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)     Exhibits


EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------
3.1             Amended and Restated Articles of Incorporation of the Registrant, as filed on August 7, 1996.
                (Filed as Exhibit 3.2 to the Registration Statement on Form SB-2 as amended (No. 333-05342-
                LA), and incorporated herein by reference.)

3.2             Bylaws of the Registrant.  (Filed as Exhibit 3.3 to the Registration Statement on Form SB-2
                as amended (No. 333-05342-LA), and incorporated herein by reference.)

4.1             Form of Registration Rights Agreement dated as of July 23, 1996, entered into between the
                Registrant and certain investors named therein.  (Filed as Exhibit 4.1 to the Registration
                Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

4.2             Form of Registration Rights Agreement dated December 30, 1993, entered into between the
                Registrant and each of Alvin J. Glasky, Sanford J. Glasky, Joanne Law, Luana M. Kruse,
                Rosalie H. Glasky and John W. Baldridge.  (Filed as Exhibit 4.2 to the Registration Statement
                on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

4.3             Form of Representatives' Warrant Agreement dated as of September 25, 1996, entered into in connection with the public offering of the Company's securities on September 26, 1996.
                (Filed as Exhibit 4.3 to the Registration Statement on Form SB-2 as amended (No. 333-05342-
                LA), and incorporated herein by reference.)

4.4             Form of Stock Purchase Agreement dated December 30, 1993, including amendment effective
                December 30, 1995, between the Registrant and each of Alvin J. Glasky, Sanford Glasky, Joanne
                Law, Luana Kruse, Rosalie Glasky and John Baldridge.  (Filed as Exhibit 4.4 to the
                Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

4.5             Form of Stock Purchase Agreement dated June 30, 1990, as amended on May 27, 1992, June 30,
                1993 and December 30, 1993, and amendment thereto effective December 30, 1995, between the
                Registrant and each of Alvin J. Glasky, Sanford Glasky, Joanne Law, Luana Kruse, Rosalie
                Glasky and John Baldridge.  (Filed as Exhibit 4.5 to the Registration Statement on Form SB-2
                as amended (No. 333-05342-LA), and incorporated herein by reference.)

4.6             Warrant Agreement entered into between Neotherapeutics, Inc. and U.S. Stock Transfer
                Corporation dated as of September 25, 1996. (Filed as Exhibit 4.6 to the Registration
                Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.1            Incentive Stock Option Plan dated December 18, 1987.  (Filed as Exhibit 10.1 to the
                Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.2  *         1991 Stock Incentive Plan.  (Filed as Exhibit 10.2 to the Registration Statement on Form SB-2
                as amended (No. 333-05342-LA), and incorporated herein by reference.)

  EXHIBIT NO.                                             DESCRIPTION
  -----------                                             -----------
10.3  *         Employment Agreement between the Registrant and Alvin J. Glasky, Ph.D.  (Filed as Exhibit
                10.3 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.4            Note dated June 21, 1996 between the Registrant and Alvin J. Glasky and related Security
                Agreement dated August 31, 1990.  (Filed as Exhibit 10.4 to the Registration Statement on
                Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.5            Warrant to purchase Common Stock of the Registrant dated August 31, 190 held by Alvin J.
                Glasky.  (Filed as Exhibit 10.6 to the Registration Statement on Form SB-2 as amended (No.
                333-05342-LA), and incorporated herein by reference.)

10.6            Agreement dated as of June 6, 1991, as amended on July 26, 1996, by and between the
                Registrant and Alvin J. Glasky.  (Filed as Exhibit 10.7 to the Registration Statement on Form
                SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.7            Agreement dated as of June 30, 1991, as amended on July 26, 1996, by and between the
                Registrant and Alvin J. Glasky.  (Filed as Exhibit 10.8 to the Registration Statement on Form
                SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.8  *         Form of Indemnification Agreement between the Registrant and each of its officers and directors.  (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2 as amended
                (No. 333-05342-LA), and incorporated herein by reference.)

10.9            Underwriting Agreement dated as of September 25, 1996, among the Company, Paulson  Investment
                Company, Inc. and First Colonial Securities Group, Inc.  (Filed as Exhibit 1.1 to the
                Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.10           Letter Agreement dated March 18, 1993, including addendums dated April 1, 1993, December 31,
                1993, April 6, 1995 and May 3, 1996, and amendment dated July 26, 1996, between the
                Registrant and North American Capital Partners.  (Filed as Exhibit 1.2 to the Registration
                Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.11           Industrial Lease Agreement, dated January 16, 1997, between the Company and the Irvine
                Company.

10.12           Addendum to Note dated June 21, 1996 between the Registrant and Alvin J. Glasky.

21.1            Subsidiaries of Registrant.  (Filed as Exhibit 21.1 to the Registration Statement on Form SB-
                2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

23.1            Consent of Arthur Andersen, L.L.P.
---------------------

* Indicates a management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 NEOTHERAPEUTICS, INC.




         Date:  March 24, 1997                              By:         /s/ ALVIN J. GLASKY
                                                                 ------------------------------------
                                                                        Alvin J. Glasky, Ph.D.
                                                                 President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 SIGNATURE                           TITLE                             DATE
                 ---------                           -----                             ----
      /s/ ALVIN J. GLASKY                    Chairman of the Board,              March 24, 1997
----------------------------------           Chief Executive Officer,
      Alvin J. Glasky, Ph.D.                 President and Director
                                             (Principal Executive Officer)



       /s/ SAMUEL GULKO                      Chief Financial Officer             March 24, 1997
----------------------------------           (Principal Accounting and
           Samuel Gulko                      Financial Officer)



       /s/ MARK J. GLASKY                    Director                            March 24, 1997
----------------------------------
           Mark J. Glasky

       /s/ FRANK M. MEEKS                    Director                            March 24, 1997
----------------------------------
           Frank M. Meeks


     /s/ CAROL O'CLEIREACAIN                 Director                            March 24, 1997
----------------------------------
     Carol O'Cleireacain, Ph.D.


      /s/ PAUL H. SILVERMAN                  Director                            March 24, 1997
----------------------------------
   Paul H. Silverman Ph.D., D.Sc.