Form 10KSB/A
period 1996-12-31
NEOTHERAPEUTICS INC
filed 1997-05-06
CIK 831547

                                FORM 10-KSB/A-1


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

                  For the transition period from            to

                         Commission File Number 0-28782

                             ---------------------

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

                    Issuers telephone number:(714) 788-6700

                             ---------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                           Common Stock, no par value
                         Common Stock Purchase Warrants

                             ---------------------

Check whether the issuer (1) has all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____________
Revenues for the issuer's mostrecent fiscal year were $0.

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

    10.5        Warrant to purchase Common Stock of the Registrant dated August 31, 1990 held by Alvin J.
                Glasky.  (Filed as Exhibit 10.6 to the Registration Statement on Form SB-2 as amended (No.
                333-05342-LA), and incorporated herein by reference).

EXHIBIT                                            DESCRIPTION
-------                                            -----------
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

 10.11(1)      Industrial Lease Agreement, dated January 16, 1997, between the Company and the Irvine
               Company.

 10.12(1)      Addendum to Note dated June 21, 1996 between the Registrant and Alvin J. Glasky.

 21.1          Subsidiaries of Registrant.  (Filed as Exhibit 21.1 to the Registration Statement on Form
               SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)


 27.0          Financial Data Schedule.

-------------------

(1) Previously filed.

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

                                                     NEOTHERAPEUTICS, INC.





Date:  May 5, 1997                         By:         /s/ Samuel Gulko
                                               -------------------------------
                                                           Samuel Gulko
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                             Description
-----------                             -----------
   27.0         Financial Data Schedule