Form 10QSB
period 1997-03-31
NEOTHERAPEUTICS INC
filed 1997-05-15
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-28782

                         --------------------------------

                              NEOTHERAPEUTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       Colorado                                 93-0979187
                (State or other jurisdiction                  (I.R.S. Employer
           of incorporation or organization)                Identification No.)


           One Technology Drive, Suite I-821
                  Irvine, California                               92618
       (Address  of principal executive offices                 (Zip Code)


       Registrant's telephone number, including area code: (714) 788-6700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:


                 Class                           Outstanding at April 29, 1997
                 -----                           -----------------------------
       Common Stock, no par value                          5,361,807

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)

                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Statement regarding financial information..............................................      3

         Condensed Consolidated Balance Sheets as of March 31, 1997 and
              December 31, 1996.................................................................      4

         Condensed Consolidated Statements of Operations for the three months ended
              March 31, 1997 and 1996 and for the period from inception (June 15,
              1987) to March 31, 1997...........................................................      5

         Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 1997 and 1996 and for the period from inception (June 15,
              1987) to March 31, 1997...........................................................      6

         Notes to Condensed Consolidated Financial Statements...................................      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL POSITION.....................................................................     11

PART II. OTHER INFORMATION......................................................................     15

ITEM 2.  CHANGES IN SECURITIES..................................................................     15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................     15

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1997


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    STATEMENT REGARDING FINANCIAL INFORMATION

     The financial statements included herein have been prepared by NeoTherapeutics, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                             March 31, December 31,

                                                                           March 31,            December 31,
                                                                             1997                   1996
                                                                         -------------         -------------
                                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $  3,220,172          $  9,995,062
     Marketable securities and short-term investments                       8,530,601             5,702,114
     Other receivables, principally investment interest                       250,104               163,988
     Prepaid expenses and refundable deposits                                 213,835               239,171
                                                                         ------------          ------------
         Total current assets                                              12,214,712            16,100,335
                                                                         ------------          ------------

PROPERTY AND EQUIPMENT, at cost:
      Construction in progress                                              1,484,962                33,076
      Equipment and furniture                                                 367,780               158,396
      Accumulated depreciation                                                (70,435)              (58,963)
                                                                         ------------          ------------
         Property and equipment, net                                        1,782,307               132,509
                                                                         ------------          ------------

OTHER ASSETS:
     Marketable securities                                                  2,694,091             1,746,432
     Deposits                                                                  50,210                    --
                                                                         ------------          ------------
         Total other assets                                                 2,744,301             1,746,432
                                                                         ------------          ------------
     TOTAL ASSETS                                                        $ 16,741,320          $ 17,979,276
                                                                         ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                               $    284,384          $    262,604
     Accrued payroll and related taxes                                         35,527               331,175
     Employee expense reimbursement                                                --                82,717
     Accrued interest to related parties                                           --               122,396
     Notes payable to related parties                                         558,304               558,304
                                                                         ------------          ------------
         Total current liabilities                                            878,215             1,357,196
                                                                         ------------          ------------
STOCKHOLDERS' EQUITY:
     Common stock, no par value, 25,000,000 shares authorized:
        Issued and outstanding, 5,361,807 shares in both periods           23,185,763            23,125,763
        Deficit accumulated during the development stage                   (7,322,658)           (6,503,683)
                                                                         ------------          ------------
         Total stockholders' equity                                        15,863,105            16,622,080
                                                                         ------------          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 16,741,320          $ 17,979,276
                                                                         ============          ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
         AND THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO MARCH 31, 1997

                                                                                               Period from
                                                     Three Months         Three Months          Inception
                                                        Ended               Ended                Through
                                                      March 31,            March 31,            March 31,
                                                        1997                 1996                  1997
                                                     -----------          -----------          -----------
                                                     (Unaudited)           (Unaudited)          (Unaudited)
REVENUES, from grants                                $        --          $        --          $   497,128
                                                     -----------          -----------          -----------
OPERATING EXPENSES:
         Research and development                        548,815               34,070            3,515,627
         General and administrative                      498,964               25,546            3,928,070
                                                     -----------          -----------          -----------
                  Total operating expenses             1,047,779               59,616            7,443,697
                                                     -----------          -----------          -----------
LOSS FROM OPERATIONS                                  (1,047,779)             (59,616)          (6,946,569)
                                                     -----------          -----------          -----------
OTHER INCOME (EXPENSE):

         Interest income (expense), net                  228,804              (12,997)              24,612
         Other income (expense)                               --                 (800)              48,299
                                                     -----------          -----------          -----------
                Total other income (expense)             228,804              (13,797)              72,911
                                                     -----------          -----------          -----------
     NET LOSS                                        $  (818,975)         $   (73,413)         $(6,873,658)
                                                     ===========          ===========          ===========
NET LOSS PER SHARE                                   $      (.15)         $      (.03)
                                                     ===========          ===========
Weighted Average Shares Outstanding                    5,361,807            2,405,352
                                                     ===========          ===========


              The accompanying notes are an integral part of these
                            consolidated statements.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
         AND THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO MARCH 31, 1997

                                                                                                      Period from
                                                             Three Months        Three Months          Inception
                                                                 Ended               Ended              Through
                                                               March 31,           March 31,            March 31,
                                                                1997                 1996                 1997
                                                            ------------         ------------         ------------
                                                             (Unaudited)          (Unaudited)         (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss)                                               $  (818,975)         $   (73,413)         $(6,873,658)
   Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                              11,472                  902              195,924
      Issuance of common stock for services                      60,000                   --              268,950
      Amortization of deferred compensation                          --                   --               93,749
      Compensation expense for extension of Debt
        Conversion Agreements, net                                   --                   --              503,147
      Gain on sale of assets                                         --                   --               (5,299)
      Increase in other receivables                             (86,116)                  --             (249,858)
      Increase in prepaid expenses and refundable
        deposits                                                (24,874)                (798)            (214,042)
      Increase in accounts payable and accrued
        expenses                                                 21,780                6,316              444,484
      Increase (decrease) in accrued payroll and
        related payroll taxes                                  (295,648)              40,259              674,221
      Increase (decrease) in employee expense
        reimbursement and accrued interest to
        related parties                                        (205,113)              12,347              300,404
                                                            -----------          -----------          -----------
      Net cash used in operating activities                  (1,337,474)             (14,387)          (4,861,978)
                                                            -----------          -----------          -----------

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                               Period from
                                                    Three Months          Three Months          Inception
                                                        Ended                Ended               Through
                                                      March 31,             March 31,            March 31,
                                                        1997                  1996                  1997
                                                    -------------         ------------         -------------
                                                    (Unaudited)           (Unaudited)           (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment              (1,661,270)                   --           (1,933,045)
     Purchases of marketable securities and
        short-term investments                        (3,776,146)                   --          (11,224,692)
     Payment of organization costs                            --                    --              (66,093)
     Proceeds from sale of equipment                          --                    --               29,665
     Issuance of notes receivable                             --                    --              100,000
                                                    ------------          ------------         ------------
     Net cash used in investing activities            (5,437,416)                   --          (13,094,165)
                                                    ------------          ------------         ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance
        including Revenue Participation
        Units converted to common stock                       --                15,000           20,217,803
     Proceeds from notes payable to related
        parties, net                                          --                    --              757,900
     Cash at acquisition                                      --                    --              200,612
                                                    ------------          ------------         ------------
     Net cash provided by financing
        activities                                            --                15,000           21,176,315
                                                    ------------          ------------         ------------
     Net increase (decrease) in cash                  (6,774,890)                  613            3,220,172
     Cash, beginning of period                         9,995,062                   859                   --
                                                    ------------          ------------         ------------
     Cash, end of period                            $  3,220,172          $      1,472         $  3,220,172
                                                    ============          ============         ============


              The accompanying notes are an integral part of these
                            consolidated statements.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (Unaudited)


1.   Summary of Significant Accounting Policies
     -----------------------------------------

a.   Organization and Nature of Business
     -----------------------------------

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 1997 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year.

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

     The Company is a development-stage biopharmaceutical enterprise engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions such as memory deficits associated with Alzheimer's disease and aging, stroke, spinal cord injuries and Parkinson's disease.

b.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

c.   Marketable Securities
     ---------------------

     The Company accounts for investments in marketable securities under Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires investments in debt and equity securities to be classified among three categories as follows: Held-to-maturity, trading and available-for-sale. As of March 31, 1997, all securities held by the Company were considered held-to-maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on investment securities. A valuation allowance is not established to recognize temporary market value fluctuations as the Company has the intent and ability to hold these investments until maturity. Short-term investments consist of commercial paper and equivalent corporate obligations and are stated at amortized cost.

d.   Net Loss Per Share
     ------------------

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

e.   Research and Development
     ------------------------

     All costs related to research and development activities are treated as expenses in the period incurred.

f.   New Pronouncements
     ------------------

     Effective January 1, 1997, the Company adopted SFAS No. 128, "Earnings per Share." The statement requires, at a minimum, new calculations of earnings per share and disclosures. The Company has reviewed the provisions of SFAS No. 128 and has determined that adoption of this pronouncement had no material effect on the Company's reporting of its results of operations.

                      NEOTHERAPEUTICS, INC. AND SUBSIDIARY
                        (A Development-Stage Enterprise)

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Commitments and Contingencies
     -----------------------------

Facility leases:

     The Company leases its present facilities from a property developer under a non-cancelable operating lease which expires the earlier of August 1997 or upon occupancy of the Company's new primary research and development and administrative facility which is presently under construction by such developer and expected to be completed during late June 1997. The existing lease requires monthly payments of $8,424. The new facility lease (also a non-cancelable operating lease) runs from July 1997 (expected date of occupancy) through June 2004 and contains two five year options to renew at fair value rates in effect at that time. Minimum monthly rents under this lease range from $38,800 to $47,600 through its term. The total minimum commitment under the new facility lease aggregates approximately $3.6 million through June 2004.

     The Company is obligated to reimburse the lessor-developer for approximately $1.4 million for tenant improvements, primarily to construct the specialized research and development laboratories for the new facility. This amount was paid during March 1997 and is shown under "Construction in progress" in the accompanying balance sheet.

University Research Grants:

     The Company has committed an aggregate of $276,000 to several universities to conduct general scientific research programs and to provide for a two year Fellowship Grant. During the quarter ended March 31, 1997, the Company paid $56,000 towards the grants, thereby reducing the remaining commitment to $220,000 at March 31, 1997.

3.   Stock Options and Warrants:
     ---------------------------

     Stock option activities for the three month period ended March 31, 1997 were as follows:

                                                               Option Price
                                               Shares           per Share
                                               -------         ------------
Outstanding at December 31, 1996               270,173         $0.025-$3.75
Granted                                        204,500          $3.88-$4.50
Exercised, expired                                   -                    -
                                               -------         ------------
Outstanding at March 31, 1997                  474,673         $0.025-$4.50
                                               =======         ============

     The Company recognized $60,000 of compensation expense for vested consultant options during the quarter pursuant to SFAS 123. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS
-----------------------------------------------------

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS
---------------------

Overview:

     From the inception of the Company in 1987 through March 31, 1997, the Company incurred a cumulative net loss of approximately $6.9 million. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996:
--------------------------------------------------------------------------------

     There were no revenues during the three months ended March 31, 1997 or the three months ended March 31, 1996.

     Research and development expenses increased approximately $514,800 or 1,511% from the same period in 1996. Research and development activities were restricted in the prior period due to the lack of sufficient funds. Current period increases were due primarily to personnel additions, salary increases, consulting fees, research grants made by the Company, facilities rent and costs and expenses associated with the commencement of clinical trials. The Company expects its research and development expenses to continue to increase in absolute dollars as it expands its product development and clinical trial activities.

     General and administrative expenses increased approximately $473,400 or 1,853% from the same period in 1996 due to the addition of personnel, salary increases, insurance, professional and consulting fees, commissions, travel and facilities rent in the current period, whereas in the prior period, the Company operated from the Chief Executive Officer's residence on a rent-free basis with a very limited administrative and technical staff. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in both research and development activities as well as marketing activities and as the Company incurs expenses associated with being a public company. Net interest income increased by approximately $241,800 due to interest income from higher cash balances resulting from the investments of unallocated proceeds from its recent public offering. The Company expects its interest earnings to decrease over the next year due to the use of its funds in current operations.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     From inception through March 31, 1997, the Company financed its operations primarily through sales of equities, borrowings and deferred payment of salaries and other expenses from related parties and grants. On September 26, 1996, the Company effected the public sale of 2,500,000 units of its common stock and attached warrants. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The closing took place on October 1, 1996 and on that date, the Company realized net cash proceeds of approximately $17,363,000 from the sale. On October 11, 1996, the underwriter of the public offering exercised an option to purchase an additional 200,000 units resulting in net proceeds of approximately $1,389,000 to the Company. Expenses directly related to the public offering of units were approximately $576,000, and have been offset against the common stock proceeds of the offering in stockholders' equity.

     At March 31, 1997, working capital amounted to approximately $11.3 million. This amount included cash and cash equivalents of approximately $3.2 million and marketable securities and short-term investments of approximately $8.5 million. In comparison, at December 31, 1996, the Company had working capital of $14.7 million, which included cash and cash equivalents of approximately $10 million and marketable securities and short-term investments of approximately $5.7 million. The $3.4 million decrease in working capital during the quarter is attributable primarily to (1) investments in property and equipment of $1.7 million and transfers of cash to non-current marketable securities of $0.9 million The balance of the working capital decrease, $0.9 million was expended primarily in operations.

     The Company is in the development stage devoting substantially all of its efforts to research and development. During its development stage, the Company has incurred cumulative losses of approximately $6.9 million through March 31, 1997, and expects to incur substantial losses over the next several years. In addition to the funds derived from the recently completed public offering, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least 12 months, the Company also believes that ultimately it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS:
-------------------------------------------

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

     The Company has no experience in manufacturing, procuring products in commercial quantities or marketing, and only limited experience in negotiating, setting up or maintaining strategic relationships and conducting clinical trials or other late stage phases of the regulatory approval process, and there is no assurance that the Company will successfully engage in any of these activities.

     The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least the next twelve months. However, if the Company experiences unanticipated cash requirements during the interim period, the Company could require additional funds sooner. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

     Factors impacting the future success of the Company include, among other things, the ability to develop products which will be safe and effective in treating neurological and immunological diseases and the ability to obtain government approval.

     The Company faces numerous other risks in the operation of its business, including, but not limited to, protecting its proprietary technology and trade secrets and not infringing those of others; attaining a competitive advantage; entering into agreements with others to source, manufacture, market and sell its products; attracting and retaining key personnel in research and development, manufacturing, marketing, sales and other operational areas; managing growth, if any; and avoiding potential claims by others in such areas as product liability and environmental matters.

     The above factors are not intended to be inclusive. A more comprehensive list of factors which could affect the Company's future operating results can be found in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, under the caption "Business-Risk Factors." Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES:

     The following is a summary of transactions by the Company during the quarter ended March 31, 1997 involving sales of the Company's securities that were not registered under the Securities Act of 1933 (the "Securities Act"):

     1. In January 1997, pursuant to its 1991 Stock Option Plan, the Company granted to six employees, incentive options to purchase a total of 19,500 shares of Common Stock at an exercise price of $4.50 per share, and to a consultant in exchange for consulting services, a non-qualified option to purchase 5,000 shares of Common Stock at the exercise price of $4.50 per share.

     2. In January 1997 the Company granted to a consultant an option to purchase 180,000 shares of Common Stock at the price of $3.875 per share, in exchange for consulting services.

     In the transactions described above, exemption from the registration requirements of the Securitites Act was claimed under Section 4(2) of the Securities Act. The foregoing transactions did not involve any public offering and the recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. In each of the foregoing transactions, the Company reasonably believed that each of the recipients was "sophisticated" within the meaning of Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               --------

               27.   Financial Data Schedule

         (b)   Reports on Form 8-K. No reports on Form 8-K were filed during the
               --------------------
               period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NEOTHERAPEUTICS, INC.


Date:  May 13, 1997                            By   /s/ ALVIN J. GLASKY
                                                   ---------------------------
                                                        Alvin J. Glasky, Ph.D.,
                                                        President



Date:  May 13, 1997                            By   /s/ SAMUEL GULKO
                                                   ---------------------------
                                                        Samuel Gulko
                                                        Chief Financial Officer