Form 10QSB
period 1997-06-30
NEOTHERAPEUTICS INC
filed 1997-08-14
CIK 831547

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-28782

                         ------------------------------

                              NEOTHERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                         93-0979187
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

       157 TECHNOLOGY DRIVE
        IRVINE, CALIFORNIA                                      92618
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (714) 788-6700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:


               Class                            Outstanding at July 25, 1997
     -----------------------------              ----------------------------
     Common Stock, $.001 par value                         5,424,407

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)

                                TABLE OF CONTENTS
                                -----------------

PART I.    FINANCIAL INFORMATION                                                                   Page No.
                                                                                                   --------
ITEM 1.  FINANCIAL STATEMENTS
         Statement regarding financial information....................................................3

         Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996..............4

         Condensed Consolidated Statements of Operations for the three months ended
           June 30, 1997 and 1996 ....................................................................5

         Condensed Consolidated Statements of Operations for the six months ended
              June 30, 1997 and 1996 and for the period from inception
              (June 15, 1987) to June 30, 1997........................................................6

         Condensed Consolidated Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996 and for the period from inception
              (June 15, 1987) to June 30, 1997........................................................7

         Notes to Condensed Consolidated Financial Statements.........................................9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION.......12

PART II   OTHER INFORMATION..........................................................................16

ITEM 2.   CHANGES IN SECURITIES......................................................................16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS............................................................................16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................................17

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1997
                       -----------------------------------
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                              June 30,            December 31,
                                                                                1997                  1996
                                                                              --------            ------------
ASSETS                                                                      (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $  3,297,648          $  9,995,062
     Marketable securities and short-term investments                         8,110,157             5,702,114
     Other receivables, principally investment interest                         205,336               163,988
     Prepaid expenses and refundable deposits                                   133,493               239,171
                                                                           ------------          ------------
         Total current assets                                                11,746,634            16,100,335
                                                                           ------------          ------------

PROPERTY AND EQUIPMENT, at cost:
      Equipment and furniture                                                 1,257,073               158,396
      Leasehold improvements                                                  1,559,952                    --
      Construction in progress                                                       --                33,076
      Accumulated depreciation and amortization                                 (89,180)              (58,963)
                                                                           ------------          ------------
         Property and equipment, net                                          2,727,845               132,509
                                                                           ------------          ------------

OTHER ASSETS:
     Marketable securities                                                    1,915,164             1,746,432
     Deposits                                                                    57,693                    --
                                                                           ------------          ------------
         Total other assets                                                   1,972,857             1,746,432
                                                                           ------------          ------------

         TOTAL ASSETS                                                      $ 16,447,336          $ 17,979,276
                                                                           ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                 $  1,175,548          $    262,604
     Accrued payroll and related taxes                                           51,166               331,175
     Employee expense reimbursement                                                  --                82,717
     Accrued interest to related parties                                             --               122,396
     Notes payable to related parties                                           558,304               558,304
                                                                           ------------          ------------
         Total current liabilities                                            1,785,018             1,357,196
                                                                           ------------          ------------
STOCKHOLDERS' EQUITY:
     Common stock, no par value, 25,000,000 shares authorized:
        Issued and outstanding,  5,371,807 and 5,361,807 shares at
           June 30, 1997 and December 31, 1996, respectively                 23,186,013            23,125,763
        Deficit accumulated during the development stage                     (8,534,243)           (6,503,683)
        Unrealized gains on securities held for sale                             10,548                    --
                                                                           ------------          ------------
         Total stockholders' equity                                          14,662,318            16,622,080
                                                                           ------------          ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                              $ 16,447,336          $ 17,979,276
                                                                           ============          ============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                     Three Months          Three Months
                                                        Ended                  Ended
                                                       June 30,               June 30,
                                                         1997                   1996
                                                     ------------          ------------
                                                     (Unaudited)            (Unaudited)

REVENUES                                              $        --          $        --
                                                      -----------          -----------

OPERATING EXPENSES:
    Research and development                              836,206               48,567
    General and administration                            569,357              134,877
                                                      -----------          -----------

                  Total operating expenses              1,405,563              183,444
                                                      -----------          -----------

LOSS FROM OPERATIONS                                   (1,405,563)            (183,444)
                                                      -----------          -----------

OTHER INCOME (EXPENSE):
    Interest, net                                         185,624              (12,997)
    Other income (expense)                                  8,354                 (845)
                                                      -----------          -----------

                  Total other income (expense)            193,978              (13,842)
                                                      -----------          -----------

                  NET LOSS                            $(1,211,585)         $  (197,286)
                                                      ===========          ===========

NET LOSS PER SHARE                                    $     (0.23)         $     (0.07)
                                                      ===========          ===========

Weighted average shares outstanding                     5,364,884            2,767,060
                                                      ===========          ===========


        The accompanying notes are an integral part of these statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
         AND THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO JUNE 30, 1997


                                                                                            Period from
                                                   Six Months           Six Months           Inception
                                                     Ended                Ended               Through
                                                    June 30,             June 30,             June 30,
                                                      1997                 1996                 1997
                                                   -----------          -----------          -----------
                                                   (Unaudited)          (Unaudited)          (Unaudited)

 REVENUES, from grants                             $        --          $        --          $   497,128
                                                   -----------          -----------          -----------

 OPERATING EXPENSES:
     Research and development                        1,385,021               82,637            4,351,833
     General and administrative                      1,068,321              160,423            4,497,427
                                                   -----------          -----------          -----------

              Total operating expenses               2,453,342              243,060            8,849,260
                                                   -----------          -----------          -----------

 LOSS FROM OPERATIONS                               (2,453,342)            (243,060)          (8,352,132)
                                                   -----------          -----------          -----------

 OTHER INCOME (EXPENSE):
     Interest income (expense), net                    414,428              (25,994)             210,236
     Other income (expense)                              8,354               (1,645)              56,653
                                                   -----------          -----------          -----------

              Total other income (expense)             422,782              (27,639)             266,889
                                                   -----------          -----------          -----------

               NET LOSS                            $(2,030,560)         $  (270,699)         $(8,085,243)
                                                   ===========          ===========          ===========


NET LOSS PER SHARE                                 $     (0.38)         $     (0.11)
                                                   ===========          ===========

 Weighted Average Shares Outstanding                 5,363,354            2,521,308
                                                   ===========          ===========







  The accompanying notes are an integral part of these consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
         AND THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO JUNE 30, 1997


                                                                                                           Period from
                                                                 Six Months            Six Months           Inception
                                                                    Ended                Ended               Through
                                                                  June 30,              June 30,             June 30,
                                                                    1997                  1996                 1997
                                                                 (Unaudited)           (Unaudited)          (Unaudited)
                                                                 -----------           -----------          -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss)                                                    $(2,030,560)         $  (270,699)         $(8,085,243)
   Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                   30,217                1,938              214,669
      Issuance of common stock for services                           60,000               74,250              268,950
      Amortization of deferred compensation                               --                   --               93,749
      Compensation expense for extension of Debt
        Conversion Agreements, net                                        --                   --              503,147
      Gain on sale of assets                                              --                   --               (5,299)
      Increase in other receivables                                  (41,348)                  --             (205,090)
      Decrease (increase) in prepaid expenses and
        refundable deposits                                           47,985              (10,332)            (141,183)
      Increase (decrease)in accounts payable and
        accrued expenses                                             830,227              (54,564)           1,335,648
      Increase (decrease) in accrued payroll and
        related payroll taxes                                       (280,009)              67,053              689,860
      Increase (decrease) in employee expense
        reimbursement and  accrued interest to
        related parties                                             (122,396)              31,832              300,404
                                                                 -----------          -----------          -----------
      Net cash used in operating activities                       (1,505,884)            (160,522)          (5,030,388)
                                                                 -----------          -----------          -----------


                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                             Period from
                                                                 Six Months            Six Months             Inception
                                                                    Ended                Ended                 Through
                                                                  June 30,              June 30,              June 30,
                                                                    1997                  1996                  1997
                                                                 -----------           -----------           ----------
                                                                 (Unaudited)           (Unaudited)           (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                          (2,625,553)               (6,515)           (2,897,328)
     Proceeds from sale of equipment                                      --                    --                29,665
     Purchases of marketable securities and
        short-term investments, net                               (2,576,775)                   --           (10,025,321)
     Unrealized gains from investments                                10,548                                      10,548
     Payment of organization costs                                        --                    --               (66,093)
     Issuance of notes receivable                                         --                    --               100,000
                                                                ------------          ------------          ------------

     Net cash used in investing activities                        (5,191,780)               (6,515)          (12,848,529)
                                                                ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance including
        Revenue Participation Units converted to common
        stock                                                            250               553,625            20,218,053
     Proceeds from notes payable to related
        parties, net                                                      --                    --               757,900
     Cash at acquisition                                                  --                    --               200,612
                                                                ------------          ------------          ------------

     Net cash provided by financing activities                           250               553,625            21,176,565
                                                                ------------          ------------          ------------

     Net increase(decrease) in cash                               (6,697,414)              386,588             3,297,648
     Cash, beginning of period                                     9,995,062                   859                    --
                                                                ------------          ------------          ------------

     Cash, end of period                                        $  3,297,648          $    387,447          $  3,297,648
                                                                ============          ============          ============







  The accompanying notes are an integral part of these consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                     --------------------------------------
                        (A Development-Stage Enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  JUNE 30, 1997
                                  -------------
                                   (Unaudited)

1.     Summary of Significant Accounting Policies
       ------------------------------------------

a.     Organization and Nature of Business
       -----------------------------------
         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 1997 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year.

         NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." In June 1997 the stockholders approved the reincorporation of NeoTherapeutics as a Delaware corporation. Its wholly-owned subsidiary, Advanced ImmunoTherapeutics, Inc. ("AIT"), was incorporated in California in June 1987. In July 1989, AIT completed an agreement with the Company, which provided for AIT to become a wholly-owned subsidiary of AFC in a transaction accounted for as a reverse acquisition. In April, 1997, the Company established NeoTherapeutics, GmbH, a wholly-owned subsidiary in Switzerland, for the purpose of conducting future licensing and other related activities in the international market. All references to the "Company" hereinafter refer to NeoTherapeutics and its subsidiaries as a consolidated entity.

         The Company is a development-stage biopharmaceutical enterprise engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions such as memory deficits associated with Alzheimer's disease and aging, stroke, spinal cord injuries and Parkinson's disease.

b.     Principles of Consolidation
       ---------------------------
         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                     --------------------------------------
                        (A Development-Stage Enterprise)

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------

c.     Marketable Securities and Short Term Investments
       ------------------------------------------------
         The Company accounts for investments in marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires investments in debt and equity securities to be classified among three categories as follows: Held-to-maturity, trading and available-for-sale. As of June 30, 1997, securities held by the Company were classified as "held-to-maturity" and "available for sale." Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on investment securities. A valuation allowance is not established to recognize temporary market value fluctuations as the Company has the intent and ability to hold these investments until maturity. Available for sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, if any, reported as a separate component of shareholders' equity. Short-term investments consist of commercial paper and equivalent corporate obligations and are stated at amortized cost with respect to held to maturity investments included therein, and at fair value with respect to investments classified as available for sale securities.

d.     Net Loss Per Share
       ------------------
         Net loss per share is calculated using the weighted average number of shares outstanding for the period. With respect to the periods ended June 30, 1996, common equivalent shares are excluded from the computation as their effect is antidilutive except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants and RPU's converted to common stock in July 1996) issued during the period commencing 12 months prior to the initial filing of a proposed public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and warrants at the estimated initial public offering price).

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                     --------------------------------------
                        (A Development-Stage Enterprise)

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------

2. Commitments and Contingencies
   -----------------------------

Facility leases:
          During June 1997, the Company relocated to a new facility which it leases from a property developer under a non-cancelable operating lease which expires June 2004 and contains two five year options to renew at fair value rates in effect at that time. Minimum monthly rents under this lease range from $38,800 to $47,600 through its term. The total minimum commitment under the new facility lease aggregates approximately $3.6 million through June 2004.

University Research Grants:
            The Company has committed an aggregate of $304,000 to several universities to conduct general scientific research programs and to provide for a two year Fellowship Grant. During the six month period ended June 30, 1997, the Company paid or accrued $160,000 towards the grants, thereby reducing the remaining commitment to $144,000 at June 30, 1997.

Stock Options and Warrants:
---------------------------
         Stock option activities for the six month period ended June 30, 1997 were as follows:


                                                                                      Option Price
                                                               Shares                   per Share
                                                               -------                -------------
Outstanding at December 31, 1996                               270,173                 $0.025-$3.75
Granted                                                        324,000                 $3.88-$12.88
                                                               -------                -------------
                                                               594,173
Exercised                                                       10,000                      $0.025
Expired                                                             --                          --
                                                               -------                -------------
Outstanding at June 30, 1997                                   584,173                $0.025-$12.88
                                                               =======                =============


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

RESULTS OF OPERATIONS
---------------------

Overview:
---------
         From the inception of the Company in 1987 through June 30, 1997, the Company incurred a cumulative net loss of approximately $8.1 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996:
------------------------------------------------------------------------------
         There were no revenues during the three months ended June 30, 1997 or the three months ended June 30, 1996.

         Research and development expenses increased approximately $787,600 or 1,622% from the same period in 1996. Research and development activities were restricted in the prior period due to the lack of sufficient funds. Current period increases were due primarily to personnel additions, salary increases, consulting fees, research grants made by the Company, facilities rent and costs and expenses associated with the commencement of clinical trials. The Company expects its research and development expenses to continue to increase in absolute dollars as it expands its product development and clinical trial activities.

         General and administrative expenses increased approximately $434,500 or 322% from the same period in 1996 due to the addition of personnel, salary increases, insurance, professional and consulting fees, travel and facilities rent in the current period, whereas for substantially all of the prior period, the Company operated from the Chief Executive Officer's residence on a rent-free basis with a very limited administrative and technical staff. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in both research and development activities as well as marketing activities and as the Company incurs expenses associated with being a public company. Net interest income increased by approximately $198,600 due to interest income from higher cash balances resulting from the investments of unallocated proceeds from its public offering. The Company expects its interest earnings to decrease over the next year due to the use of its funds in current operations.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996:
--------------------------------------------------------------------------

         There were no revenues during the six months ended June 30, 1997 or the six months ended June 30, 1996.

         Research and development expenses for the six months ended June 30, 1997 increased by approximately $1,302,400 or 1,576%. Research and development expenses were restricted in the prior period due to lack of sufficient funds. Substantially all categories of research and development increased during the current period including, but not limited to, additional personnel, salary increases, rent as the Company consolidated its laboratories into one location, consulting fees, license fees and expenses associated with the conduct of clinical trials. Research and development expenses are expected to increase in future periods as the Company continues to expand its laboratories in its new facility and increase its product development and clinical trial activities.

         General and administrative expenses for the six months ended June 30, 1997 increased by approximately $907,900 or 566% from the same period in 1996 due to the addition of personnel, salary increases, insurance, professional and consulting fees, commissions, travel and facilities rent in the current period, whereas for substantially the entire prior period, the Company operated from the Chief Executive Officer's residence on a rent-free basis with very limited administrative and technical staff. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in both research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income increased by approximately $440,400 due to interest income from higher cash balances resulting from the investments of unallocated proceeds from its recent public offering. The Company expects its interest earnings to decrease in future periods due to the use of its funds in current operations.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

         From inception through June 30, 1997, the Company financed its operations primarily through grants, sales of equity securities, borrowings and deferred payment of salaries and other expenses from related parties. On September 26, 1996, the Company effected the public sale of 2,500,000 units of its common stock and attached warrants. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The closing took place on October 1, 1996 and on that date, the Company realized net cash proceeds of approximately $17,363,000 from the sale. On October 11, 1996, the underwriter of the public offering exercised an option to purchase an additional 200,000 units resulting in net proceeds of approximately $1,389,000 to the Company. Expenses directly related to the public offering of units were approximately $576,000, and have been offset in stockholders' equity against the common stock proceeds of the offering.

         At June 30, 1997, working capital amounted to approximately $10 million. This amount included cash and cash equivalents of approximately $3.3 million and marketable securities and short-term investments of approximately $8.1. million. In comparison, at December 31, 1996, the Company had working capital of $14.7 million, which included cash and cash equivalents of approximately $10 million and marketable securities and short-term investments of approximately $5.7 million. The $4.7 million decrease in working capital during the six months is attributable primarily to (1) investments in property and equipment of $2.6 million and transfers of cash to non-current marketable securities of $0.2 million with (2) the balance expended to fund the operating loss for the six months ended June 30, 1997.

         The Company is in the development stage devoting substantially all of its efforts to research and development. During its development stage, the Company has incurred cumulative losses of approximately $8.1 million through June 30, 1997, and expects to incur substantial losses over the next several years. In addition to the funds derived from its public offering, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least 12 months, the Company also believes that ultimately it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES:

         The following is a summary of transactions by the Company during the quarter ended June 30, 1997 involving sales of the Company's securities that were not registered under the Securities Act of 1933 (the "Securities Act"):

1. In April 1997 pursuant to its 1991 Stock Option Plan, the Company granted to one employee, an incentive option to purchase 50,000 shares of Common Stock at the exercise price of $7.25 per share, and a non-qualified option to purchase 12,000 shares of Common Stock at the exercise price of $5.13 per share. In May 1997, pursuant to its 1991 Stock Option Plan, the Company granted to four employees incentive options to purchase an aggregate of 17,500 shares of Common Stock at the exercise price of $8.25 per share.

2. In June 1997, pursuant to its 1997 Stock Option Plan, the Company granted to four outside members of the Board of Directors, options to purchase an aggregate of 40,000 shares of Common Stock at the exercise price of $12.88 per share.

         In the transactions described above, exemption from the registration requirements of the Securities Act was claimed under Section 4(2) of the Securities Act. The foregoing transactions did not involve any public offering and the recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. In each of the foregoing transactions, the Company reasonably believed that each of the recipients was "sophisticated" within the meaning of Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were voted upon at the Annual Meeting of Shareholders of the Company held on June 17, 1997:

          1. The following five persons were elected as directors of the Company, to serve until the next Annual Meeting of the Shareholders and until their successors are elected and have qualified:


     Name                                    Number of Votes Cast
     ----                                    --------------------
                                          For           Authority Withheld
                                          ---           ------------------
Alvin J. Glasky, Ph.D                   4,734,680               700

Mark J. Glasky                          4,734,680               700

Frank M. Meeks                          4,734,680               700

Carol O'Cleireacain, Ph.D               4,734,680               700

Paul H. Silverman, Ph.D., D.Sc          4,734,680               700


2. A proposal to approve a change in the Company's state of incorporation from Colorado to Delaware was approved by the following vote:


                  Votes Cast:                      Number of Shares
                  -----------                      ----------------
                  For                                  2,990,225

                  Against                                  3,100

                  Abstain                                  4,380

                  Broker Non-Votes                     1,737,675


3. A proposal to approve the Company's 1997 Stock Incentive Plan was approved by the following vote:


                  Votes Cast:                      Number of Shares
                  -----------                      ----------------
                  For                                  2,970,995

                  Against                                  7,940

                  Abstain                                 18,770

                  Broker Non-Votes                     1,737,675


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit 27   Financial Data Schedule

   (b)   Reports on Form 8-K.

         A report on Form 8-K was filed on June 26, 1997 to report the reincorporation of the Company in the State of Delaware.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEOTHERAPEUTICS, INC.


Date:  August 13, 1997              By    /s/ Alvin J. Glaky
                                          -------------------------------------
                                          Alvin J. Glasky, Ph.D., President


Date:  August 13, 1997              By    /s/ Samuel Gulko
                                          -------------------------------------
                                          Samuel Gulko, Chief Financial Officer