Form 10-Q
period 1997-09-30
NEOTHERAPEUTICS INC
filed 1997-11-14
CIK 831547

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

            157 TECHNOLOGY DRIVE
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
           Yes  [X]                                                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:


                  Class                         Outstanding at October 27, 1997
        -----------------------------           -------------------------------
        Common Stock, $.001 par value                      5,465,807

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                Page No.
                                                                                --------
ITEM 1.  FINANCIAL STATEMENTS
        Statement regarding financial information...................................3

        Condensed Consolidated Balance Sheets as of September 30, 1997 and
             December 31, 1996......................................................4

        Condensed Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996......................................5

        Condensed Consolidated Statements of Operations for the nine months ended
           September 30, 1997 and 1996 and for the period from inception (June
           15, 1987) to September 30, 1997..........................................6

        Condensed Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1997 and 1996 and for the period from inception (June
           15, 1987) to September 30, 1997..........................................7

        Notes to Condensed Consolidated Financial Statements........................9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL POSITION......................................................12

PART II.    OTHER INFORMATION......................................................16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................16

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                          PART I. FINANCIAL INFORMATION

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                     September 30,      December 31,
ASSETS                                                                    1997              1996
                                                                     ------------       ------------
CURRENT ASSETS:                                                      (Unaudited)
    Cash and cash equivalents                                        $    981,932       $  9,995,062
    Marketable securities and short-term investments                    8,462,130          5,702,114
    Other receivables, principally investment interest                    184,434            163,988
    Prepaid expenses and refundable deposits                              131,370            239,171
                                                                     ------------       ------------
        Total current assets                                            9,759,866         16,100,335
                                                                     ------------       ------------

PROPERTY AND EQUIPMENT, at cost:
    Equipment                                                           1,658,361            158,396
    Leasehold improvements                                              1,645,913                  -
    Construction in progress                                                    -             33,076
    Accumulated depreciation and amortization                            (176,813)           (58,963)
                                                                     ------------       ------------
        Property and equipment, net                                     3,127,461            132,509
                                                                     ------------       ------------

OTHER ASSETS:
    Marketable securities                                               1,747,773          1,746,432
    Deferred charges and deposits                                         268,443                  -
                                                                     ------------       ------------
        Total other assets                                              2,016,216          1,746,432
                                                                     ------------       ------------

        TOTAL ASSETS                                                 $ 14,903,543       $ 17,979,276
                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Line of credit note payable to bank                              $    550,000       $          -
    Accounts payable and accrued expenses                                 577,302            262,604
    Accrued payroll and related taxes                                      65,654            331,175
    Employee expense reimbursement                                              -             82,717
    Accrued interest to related parties                                         -            122,396
    Notes payable to related parties                                      558,304            558,304
    Current portion of installment note payable                            93,033                  -
                                                                     ------------       ------------
        Total current liabilities                                       1,844,293          1,357,196

INSTALLMENT NOTE PAYABLE, net
    of current portion                                                    200,930                  -
                                                                     ------------       ------------
                                                                        2,045,223          1,357,196
                                                                     ------------       ------------

STOCKHOLDERS' EQUITY:
    Common stock, no par value, 25,000,000 shares authorized:
    Issued and outstanding, 5,465,807 and 5,361,807 shares
      at September 30, 1997 and December 31, 1996, respectively        23,188,363         23,125,763
    Deficit accumulated during the development stage                  (10,347,372)        (6,503,683)
    Unrealized gains on available-for-sale securities                      17,329                  -
                                                                     ------------       ------------
        Total stockholders' equity                                     12,858,320         16,622,080
                                                                     ------------       ------------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                         $ 14,903,543       $ 17,979,276
                                                                     ============       ============


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                              Three Months     Three Months
                                                  Ended            Ended
                                              September 30,    September 30,
                                                  1997              1996
                                             -----------       -----------
                                              (Unaudited)       (Unaudited)
REVENUES                                     $         -       $         -
                                             -----------       -----------

OPERATING EXPENSES:
   Research and development                    1,372,040           122,261
   General and administration                    604,782           148,143
                                             -----------       -----------

               Total operating expenses        1,976,822           270,404
                                             -----------       -----------

               LOSS FROM OPERATIONS           (1,976,822)         (270,404)
                                             -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income (expense), net                165,291           (12,125)
   Other income (expense), net                    (1,599)           22,482
                                             -----------       -----------

         Total other income                      163,692            10,357
                                             -----------       -----------

         NET LOSS                            $(1,813,130)      $  (260,047)
                                             ===========       ===========

NET LOSS PER SHARE                           $     (0.33)      $     (0.09)
                                             ===========       ===========

Weighted Average Shares Outstanding            5,433,194         2,757,459
                                             ===========       ===========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                          AND 1996 AND THE PERIOD FROM
                 INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 1997


                                                Nine Months        Nine Months      Inception
                                                   Ended             Ended            Through
                                               September 30,      September 30,     September 30,
                                                    1997              1996              1997
                                                 -----------       -----------       ------------
                                                 (Unaudited)       (Unaudited)       (Unaudited)
REVENUES, from grants                            $         -       $         -       $    497,128
                                                 -----------       -----------       ------------


OPERATING EXPENSES:
   Research and development                        2,757,061           204,898          5,723,873
   General and administration                      1,673,103           308,566          5,102,209
                                                 -----------       -----------       ------------

         Total operating expenses                  4,430,164           513,464         10,826,082
                                                 -----------       -----------       ------------

         LOSS FROM OPERATIONS                     (4,430,164)         (513,464)       (10,328,954)
                                                 -----------       -----------       ------------

OTHER INCOME (EXPENSE):
   Interest income (expense), net                    579,720           (38,119)           375,527
   Other income                                        6,755            20,837             55,054
                                                 -----------       -----------       ------------

               Total other income (expense)          586,475           (17,282)           430,581
                                                 -----------       -----------       ------------


         NET LOSS                                $(3,843,689)      $  (530,746)      $ (9,898,373)
                                                 ===========       ===========       ============

NET LOSS PER SHARE                                 $   (0.71)      $     (0.22)
                                                 ===========       ===========

Weighted Average Shares Outstanding                5,397,698         2,430,510
                                                 ===========       ===========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
       AND THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 1997

                                                                                  Period from
                                              Nine Months       Nine Months       Inception
                                                  Ended            Ended           Through
                                              September 30,     September 30,    September 30,
                                                   1997            1996             1997
                                               -----------       ---------       -----------
                                               (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                     $(3,843,689)      $(530,746)      $(9,898,372)
Adjustments to reconcile net loss to net
 cash used in operating activities
   Depreciation and amortization                   117,850           4,163           302,302
   Issuance of common stock for services            60,000         103,950           268,950
   Amortization of deferred compensation                 -               -            93,749
   Compensation expense for extension of
     Debt Conversion Agreements, net                     -               -           503,147
   Gain on sale of assets                                -               -            (5,299)
   Increase in other receivables                   (21,787)        (46,000)         (185,529)
   Increase in prepaid expenses, deferred
     charges and refundable deposits              (160,642)       (228,820)         (349,810)
   Increase (decrease) in accounts
     payable and accrued expenses                  314,698         (13,290)          654,685
   Increase (decrease) in accrued payroll
     and related taxes                            (265,521)         98,388           704,348
   Increase (decrease) in employee
     expense reimbursement and  accrued
     interest to related parties                  (205,113)         36,321           383,121
                                               -----------       ---------       -----------
   Net cash used in operating activities        (4,004,204)       (576,034)       (7,528,708)
                                               -----------       ---------       -----------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                    Period from
                                                  Nine Months       Nine Months     Inception
                                                    Ended             Ended          Through
                                                 September 30,     September 30,   September 30,
                                                     1997             1996              1997
                                                 -----------       ----------       -----------
                                                 (Unaudited)       (Unaudited)      (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment           (3,112,802)        (29,875)        (3,384,577)
    Proceeds from sale of equipment                        -               -             29,665
    Purchases of marketable securities
      and short-term investments, net             (2,742,687)              -        (10,191,233)
    Payment of organization costs                          -               -            (66,093)
    Issuance of notes receivable                           -               -            100,000
                                                 -----------       ---------       ------------

    Net cash used in investing
      activities                                  (5,855,489)        (29,875)       (13,512,238)
                                                 -----------       ---------       ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from common stock issuance
      including Revenue Participation Units
      converted to common stock                        2,600         633,624         20,220,403
    Issuance of Line of Credit note payable
      to bank                                        550,000               -            550,000
    Issuance of installment note payable             293,963               -            293,963
    Proceeds from notes payable to
      related parties, net                                 -               -            757,900
    Cash at acquisition                                    -               -            200,612
                                                 -----------       ---------       ------------


    Net cash provided by financing
      activities                                     846,563         633,624         22,022,878
                                                 -----------       ---------       ------------

    Net increase (decrease) in cash               (9,013,130)         27,715            981,932

    Cash, beginning of period                      9,995,062             859                  -
                                                 -----------       ---------       ------------

    Cash, end of period                          $   981,932       $  28,574       $    981,932
                                                 ===========       =========       ============


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)


1.     Summary of Significant Accounting Policies

a.   Organization and Nature of Business

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 1997 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.
Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

        NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." In June 1997, the stockholders approved the reincorporation of NeoTherapeutics as a Delaware corporation. Its wholly-owned subsidiary, Advanced ImmunoTherapeutics, Inc. ("AIT"), was incorporated in California in June 1987. In July 1989, AIT completed an agreement with the Company, which provided for AIT to become a wholly-owned subsidiary of AFC in a transaction accounted for as a reverse acquisition. In April 1997, the Company established NeoTherapeutics, GmbH, a wholly-owned subsidiary in Switzerland, for the purpose of conducting future licensing and other related activities in the international market. All references to the "Company" hereinafter refer to NeoTherapeutics and its subsidiaries as a consolidated entity.

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c.     Marketable Securities and Short Term Investments

        The Company accounts for investments in marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires investments in debt and equity securities to be classified among three categories as follows: Held-to-maturity, trading and available-for-sale. As of September 30, 1997, securities held by the Company were classified as "held-to-maturity" and "available-for-sale." Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on investment securities. A valuation allowance is not established to recognize temporary market value fluctuations as the Company has the intent and ability to hold these investments until maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, if any, reported as a separate component of shareholders' equity. Short-term investments consist of commercial paper and equivalent corporate obligations and are stated at amortized cost with respect to held-to-maturity investments, and at fair value with respect to investments classified as available-for-sale securities.

d.   Debt

        During August 1997, the Company established a line of credit with its bank. Borrowings under the line of credit are secured by a marketable security instrument having a face value of $1.75 million at maturity in December 1998, at which time the Company is required to replace the collateral or repay any outstanding borrowings. Interest is payable monthly at the bank's prime rate. At September 30, 1997, the Company had borrowed $550,000 under the line of credit.

        In September 1997, the Company funded the premium for a three year insurance policy through the vendor's borrowing affiliate. The loan is payable through August 2000 in monthly installments of $9,475, including principal and 8.2% interest.

e.     Net Loss Per Share

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

      f.     Research and Development

        All costs related to research and development activities are treated as expenses in the period incurred.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      g.      New Pronouncements

        Effective January 1, 1997, the Company adopted SFAS No. 128, "Earnings per Share." The statement requires, at a minimum, new calculations of earnings per share and disclosures. The Company has reviewed the provisions of SFAS No. 128 and has determined that adoption of this pronouncement had no material effect on the Company's reporting of its results of operations.

2. Commitments and Contingencies

Facility leases:

        During June 1997, the Company relocated to a new facility which it leases from a property developer under a non-cancelable operating lease expiring in June 2004. The lease contains two five year options to renew at the fair value rates in effect at that time. Minimum monthly rents under this lease range from $38,800 to $47,600 through its term. The total minimum commitment under the new facility lease aggregates approximately $3.6 million through June 2004.

University Research Grants:

          The Company has committed an aggregate of $425,200 to several universities to conduct general scientific research programs and to provide for a two year Fellowship Grant. During the nine month period ended September 30, 1997, the Company paid or accrued $250,000 towards the grants, thereby reducing the remaining commitment to $175,200 at September 30, 1997.

3. Stock Options and Warrants:

          Stock option activities for the nine month period ended September 30, 1997 were as follows:

                                                       Option Price
                                         Shares          per Share
                                         ------          ---------
Outstanding at December 31, 1996        270,173       $0.025-$3.75
Granted                                 327,000         3.88-12.88
Exercised                              (104,000)             0.025
Expired                                       -                  -
                                       --------       -------------
Outstanding at September 30, 1997       493,173       $0.025-$12.88
                                       ========       =============

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

RESULTS OF OPERATIONS

Overview:

        From the inception of the Company in 1987 through September 30, 1997, the Company incurred a cumulative net loss of approximately $9.9 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996:

        There were no revenues during the three months ended September 30, 1997 or the three months ended September 30, 1996.

        Research and development expenses increased approximately $1,249,800 or 1,022% from the same period in 1996. Research and development activities were restricted in the prior period due to the lack of available funds. Current period increases were due primarily to personnel additions, salary increases, consulting fees, research grants made by the Company, facilities rent and costs and expenses associated with the conduct of clinical trials. The Company expects its research and development expenses to continue to increase in absolute dollars as it expands its laboratories in its new facility and increases its product development and clinical trial activities.

        General and administrative expenses increased approximately $456,600 or 308% from the same period in 1996 due to the addition of personnel, salary increases, insurance, professional and consulting fees, travel and facilities rent in the current period. General and administrative expenses in the prior period were significantly lower due to the lack of funds. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in both research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income increased by approximately $177,400 due to interest income from higher cash balances resulting from the investments of unallocated proceeds from the Company's public offering in September, 1996. The Company expects its interest earnings to decrease over the next year due to the use of its funds in current operations.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996:

        There were no revenues during the nine months ended September 30, 1997 or the nine months ended September 30, 1996.

        Research and development expenses for the nine months ended September 30, 1997 increased by approximately $2,552,200 or 1,246%. Research and development expenses were restricted in the prior period due to lack of available funds. Substantially all categories of research and development increased during the current period including, but not limited to, additional personnel, salary increases, rent as the Company consolidated its laboratories into one location, consulting fees, license fees and expenses associated with the conduct of clinical trials. Research and development expenses are expected to increase in future periods as the Company continues to expand its laboratories in its new facility and increase its product development and clinical trial activities.

        General and administrative expenses for the nine months ended September 30, 1997 increased by approximately $1,364,500 or 442% from the same period in 1996 due to the addition of personnel, salary increases, insurance, professional and consulting fees, commissions, travel and facilities rent in the current period, whereas for a major portion of the prior period, the Company operated from the Chief Executive Officer's residence on a rent-free basis with very limited administrative and technical staff. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in both research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income increased by approximately $617,800 due to interest income from higher cash balances resulting from the investments of unallocated proceeds from its public offering consummated during October, 1996. The Company expects its interest earnings to decrease in future periods due to the use of its funds in current operations.

LIQUIDITY AND CAPITAL RESOURCES:

        From inception through September 30, 1997, the Company financed its operations primarily through grants, sales of equity securities, borrowings and deferred payment of salaries and other expenses from related parties. On September 26, 1996, the Company effected the public sale of 2,500,000 units of its common stock and attached warrants. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The closing took place on October 1, 1996, and on that date, the Company realized net cash proceeds of approximately $17,363,000 from the sale. On October 11, 1996, the underwriter of the public offering exercised an option to purchase an additional 200,000 units resulting in net proceeds of approximately $1,389,000 to the Company. Expenses directly related to the public offering of units were approximately $576,000, and have been offset in stockholders' equity against the common stock proceeds of the offering.

        At September 30, 1997, working capital amounted to approximately $7.9 million. This amount included cash and cash equivalents of approximately $1.0 million and marketable securities and short-term investments of approximately $8.5 million. In comparison, at December 31, 1996, the Company had working capital of $14.7 million, which included cash and cash equivalents of approximately $10 million and marketable securities and short-term investments of approximately $5.7 million. The $6.8 million decrease in working capital during the nine months is attributable primarily to (1) investments in property and equipment of $3.1 million with (2) the balance expended to fund the operating loss for the nine months ended September 30, 1997.

        The Company is in the development stage devoting substantially all of its efforts to research and development. During its development stage, the Company has incurred cumulative losses of approximately $9.9 million through September 30, 1997, and expects to incur substantial losses over the next several years. In addition to the funds derived from its public offering, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least 12 months, the Company also believes that ultimately it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

        Factors impacting the future success of the Company include, among other things, the ability to develop products which will be safe and effective in treating neurological diseases and the ability to obtain government approval.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

        27.  Financial Data Schedule

(b)      Reports on Form 8-K.

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NEOTHERAPEUTICS, INC.



Date:  November 13, 1997               By  /s/ Alvin J. Glasky
                                          ----------------------------------
                                          Alvin J. Glasky, Ph.D., President


Date:  November 13, 1997               By /s/ Samuel Gulko
                                          ----------------------------------
                                          Samuel Gulko, Chief Finanacial Officer

                           Exhibit Index

(a)      Exhibits

        27.  Financial Data Schedule