Form 10QSB/A
period 1997-09-30
NEOTHERAPEUTICS INC
filed 1997-11-26
CIK 831547

                                 FORM 10-QSB/A-1

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

                         Commission File Number 0-28782
            --------------------------------------------------------

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

             Yes       X                            No
                 -------------                          -------------

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

           Class                                 Outstanding at October 27, 1997
           -----                                 -------------------------------
Common Stock, $.001 par value                               5,465,807

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits
----------------

             27. Financial Data Schedule (filed as Exhibit 27, to Form 10-QSB dated November 14, 1997 (No. 000-28782), and incorporated herein by reference).

(b)     Reports on Form 8-K.
----------------------------

             A current report on Form 8-K was filed on August 1, 1997 regarding additional interim results of Phase I/II Canadian clinical trials of the Company's AIT-082 compound for Alzheimer's disease patients.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEOTHERAPEUTICS, INC.

Date:  November 26, 1997                     By /s/ Alvin J. Glasky
                                                -------------------------------
                                                Alvin J. Glasky, PhD., President

Date:  November 26, 1997                     By /s/ Samuel Gulko
                                                -------------------------------
                                                Samuel Gulko,
                                                Chief Financial Officer