Form 10KSB
period 1997-12-31
NEOTHERAPEUTICS INC
filed 1998-03-31
CIK 831547

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to

                         Commission File Number 0-28782

                                   ----------

                              NEOTHERAPEUTICS, INC.
                 (Name of Small Business Issuer in its charter)

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

                                   ----------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants

                                   ----------

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

The aggregate market value of the voting stock held by non-affiliates as of December 31, 1997 was $43,949,199.

As of March 16, 1998, there were 5,474,307 shares of the issuer's common stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I

  Item 1.      Description of Business........................................     3

  Item 2.      Description of Property........................................    17

  Item 3.      Legal Proceedings..............................................    18

  Item 4.      Submission of Matters to a Vote of Security Holders............    18

PART II

  Item 5.      Market for Common Equity and Related Stockholder Matters.......    18

  Item 6.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................    19

  Item 7.      Financial Statements...........................................    21

  Item 8.      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................    39

PART III

  Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act............    39

  Item 10.     Executive Compensation.........................................    41

  Item 11.     Security Ownership of Certain Beneficial Owners
                 and Management...............................................    44

  Item 12.     Certain Relationships and Related Transactions.................    45

  Item 13.     Exhibits, List and Reports on Form 8-K.........................    47

SIGNATURES     ...............................................................    49

        This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "ITEM 1 "Description of Business", including the section therein entitled "Risk Factors Which May Affect Future Performance," and in "ITEM 6 - Discussion and Analysis of Financial Condition and Results of Operations." In this report, wherever an asterisk ("*") appears, the foregoing statement is a forward-looking statement. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Factors Which May Affect Future Performance."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        The Company was incorporated in Colorado in December 1987. On August 7, 1996, the Company changed its name from Americus Funding Corporation to NeoTherapeutics, Inc. In June 1997, the stockholders approved the reincorporation of NeoTherapeutics, Inc. as a Delaware corporation. A wholly owned subsidiary, Advanced Immunotherapeutics, Inc. ("AIT"), was incorporated as a California corporation in June 1987. In July 1989, in a transaction accounted for as a reverse acquisition, all of the shareholders of AIT exchanged all of their shares of AIT common stock for shares of the Company's common stock, and AIT became a wholly-owned subsidiary of the Company. In April 1997, the Company established NeoTherapeutics GmbH ("NEOT GmbH"), a wholly owned subsidiary in Switzerland, for the purpose of conducting future licensing and other related activities in the international market. Unless the context otherwise requires, all references to the "Company" and "NeoTherapeutics" refer to NeoTherapeutics, Inc., a Delaware corporation, AIT and NEOT GmbH, as a consolidated entity. The Company's executive offices are located at 157 Technology Drive, Irvine, CA 92618, and its telephone number is (714) 788-6700. Effective April 18, 1998, the Company's telephone number will be (949) 788-6700.

        The Company is a development stage biopharmaceutical company engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions, such as memory deficits associated with Alzheimer's disease and aging, stroke, spinal cord injuries and Parkinson's disease. The Company's initial product candidate, AIT-082, and its other compounds under development are based on the Company's patented technology. This technology uses small synthetic molecules to create non-toxic compounds, intended to be administered orally or by injection, that are capable of passing through the blood-brain barrier to rapidly act upon specific target cells in selected locations in the central nervous system, including the brain. Animal and laboratory tests have shown that the Company's AIT-082 compound appears to selectively increase the production of certain neurotrophins, a type of large protein, in the brain and spinal cord. These neurotrophins regulate nerve cell growth and function. The Company's technology has been developed to capitalize on the beneficial effects of these proteins, which have been widely acknowledged to be closely involved in the early formation and differentiation of the central nervous system. The Company believes that AIT-082 could have prophylactic, therapeutic and regenerative effects.

        The Company's developmental activities to date have benefited from a close association with the National Institutes of Health ("NIH"). The NIH's National Institute on Aging ("NIA") has funded a portion of the pre-clinical studies on the Company's AIT-082 compound, including toxicity studies. The NIA has committed to fund and conduct two Phase I clinical trials under the auspices of its Alzheimer's Disease Cooperative Study ("ADCS"), a consortium of approximately 35 highly regarded clinical centers throughout the United States. The NIH's National Institute for Mental Health ("NIMH") has also supported the Company's development efforts by providing funds, along with the NIA, for the production of sufficient quantities of the AIT-082 compound to complete pre-clinical toxicity testing and the two Phase I human clinical trials conducted or to be conducted by the ADCS.

        In July 1997, an Investigational New Drug Application ("IND") for AIT-082 was approved by the U.S. FDA and Phase I human clinical testing in the United States for the treatment of Alzheimer's disease began. In addition AIT-082 received a physician's IND in Canada, where two Phase I clinical trials for testing for the treatment of Alzheimer's disease have been completed. The Company believes that AIT-082 is the first orally active drug to enter human clinical trials that is specifically designed to address the issue of nerve regeneration. In pre-clinical trials, AIT-082 has been shown to induce the production of three neurotrophic factors, NGF, NT-3 and bFGF in the brain. These three factors have been reported to induce the multiplication and functional maturation, in the brain, of cholinergic neurons, those neurons known to die in patients who have died from Alzheimer's disease. The Company believes that AIT-082 is the only compound in human clinical trials that has activated, in animals, multiple genes to produce three different neurotrophic factors in the specific areas of the brain associated with memory loss.

        The Company recognizes the need to ensure its operations will not be adversely affected by the "Year 2000" software failures as such problems may affect its or its major vendors' computer systems and software. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. This assessment, which is ongoing, consists, in part, of testing internal computer hardware and software systems, and obtaining assurances from its major vendors that their systems are or are expected to be in compliance with the Year 2000 problem. Based on the work done to date, the Company believes that, with respect to its internal computer hardware and software systems, it is in compliance. The Company also believes that, with respect to the computer systems of its major outside vendors, that should a Year 2000 problem exist whereby a vendor was unable to address the Company's needs, alternative vendors are readily available that could furnish the Company with the same or similar supplies or services that it presently receives from these vendors without undue cost or expense.


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

        The treatment of most diseases is facilitated by cell regeneration, a natural component of human healing. However, in the highly complex realm of neurological diseases, treatment is more difficult because neurons do not naturally regenerate after maturity. Currently available drugs for the treatment of such significant neurological disorders as Alzheimer's and Parkinson's diseases act by increasing or replacing supplies of critical neurotransmitters, but provide time-limited benefits at best. These benefits are limited because the eventual loss of neuronal cells without regeneration means there is eventually few nerve cells for those neurotransmitters to activate.

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

        Since neurons do not naturally regenerate following damage or disease, substantial research has been conducted by academic researchers and by the pharmaceutical industry in developing these factors as possible treatments for a variety of neurological disorders. To date, the usefulness of these factors has been limited by their inability to pass the blood-brain barrier, which serves as a "filter" to keep molecules larger than a certain size from leaving the bloodstream and entering the brain and spinal cord. Therefore, neurotrophic factors, which are large protein molecules, cannot be administered orally or through injection into the bloodstream.

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

        The third approach, the one taken by the Company, is to find small molecules which can pass through the blood-brain barrier and which can be administered orally or through injection into the bloodstream. The small-molecule approach taken by the Company, if successful, could lead to the development of compounds which can either mimic the actions of the larger molecule neurotrophic factors or stimulate the production of such factors within the brain, after administration either orally or through injection. The Company believes that such a development could represent a major advance in the treatment of neurological disorders.

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

     o bFGF (Fibroblast Growth Factor, basic): bFGF is neuroprotective and may promote the proliferation of certain immature nerve cells. While the exact relevance of bFGF to disease is currently being established, it appears to be the only neurotrophin that causes proliferation of nerve cells. Based on these observations, the long-held belief that new neurons cannot be generated in adults is being reconsidered. The ability to produce new neurons could have implications in a variety of diseases where neurons have been destroyed, such as Alzheimer's disease, spinal cord injuries and stroke.

THE COMPANY'S DRUG DEVELOPMENT STRATEGY

        The Company is engaged in research that has primarily focused on the development of new drugs that act on the nervous system to treat diseases and conditions characterized by a memory impairment, such as Alzheimer's disease, memory impairment associated with aging and stroke, as well as spinal cord injuries and Parkinson's disease.

        The technical strategy employed by the Company is the synthesis of proprietary chemical molecules that modify specific biological processes in the body. The methods by which the molecules are synthesized are proprietary and specific molecules and their methods of use have been patented by the Company. The Company's drug design methods are based upon the use of hypoxanthine, a natural non-toxic purine compound which is contained in the genetic material of all living matter. Hypoxanthine is chemically linked to a variety of other molecules in order to produce the Company's proprietary AIT series of compounds. The various molecules that are linked to hypoxanthine are selected from known drugs that have established therapeutic activity, producing a potentially bi-functional compound. These compounds exhibit certain functional features of both hypoxanthine (including its ability to facilitate passage through the blood-brain barrier) and the linked therapeutic drugs. Chemical and behavioral studies have given the Company reason to believe that this compound synthesis and selection process increases the probability that the new AIT compounds will retain the efficacy exhibited by their "parent" drugs.

        The Company conducts the synthesis and early testing to establish therapeutic potential necessary to obtain patents on new compounds. In that regard, the Company has conducted pre-clinical testing of the safety and efficacy of certain of its compounds and intends to file an Investigational New Drug Application ("IND") for each such compound. With respect to the Company's AIT-082 compound, some Phase I clinical trials will be conducted by the ADCS, and the Company intends to conduct all other clinical trials pending.* The Company intends to seek out large pharmaceutical companies as partners for the development, manufacture and marketing of certain of its other compounds.*

PRODUCTS IN DEVELOPMENT

        The table below summarizes the primary indications and development status for some of NeoTherapeutics' current research and development programs.


    PRODUCT            INDICATIONS                      DEVELOPMENT STATUS
-------------------------------------------------------------------------------------------------------
AIT-082          Alzheimer's Disease      Phase I (U.S.):    One clinical trial completed(1)
                                          Phase I (Canada):  Two clinical trials completed(1)
                                          Phase I (U.S.):    One clinical trial in process
                                          Phase I (U.S.):    Clinical  trial planned for Q2-Q3, 1998*
                                          Phase II (U.S.):   Clinical trial planned for early Q3, 1998*
                 Spinal Cord Injury       Pre-IND:           Clinical trial planned for 1998*
                 Stroke                   Pre-IND
-------------------------------------------------------------------------------------------------------
AIT-034          Severe Dementia          Pre-IND:           IND Submission planned Q1, 1999*
-------------------------------------------------------------------------------------------------------
AIT-202          Depression; weight loss  Pre-IND
-------------------------------------------------------------------------------------------------------
AIT-203          Parkinson's Disease      Pre-IND
-------------------------------------------------------------------------------------------------------
AIT-297          Migraine                 Pre-IND
-------------------------------------------------------------------------------------------------------

  (1)  Final clinical report is not yet completed.

        No assurance can be made that any of the Company's compounds will prove to be effective treatments for the indicated diseases or conditions or for any other purposes, or that any such compounds will receive FDA approval.


AIT-082

        The Company's AIT-082 compound is the most extensively studied compound in the AIT series and has been the primary focus of the Company's research efforts. AIT-082 has been shown in animal studies to enhance working (or recent) memory, the type of memory which is deficient in patients suffering from Alzheimer's disease. In addition, the Company believes that AIT-082 has potential as a treatment for memory impairments that are seen in children, aged and stroke patients. AIT-082 also has potential for treatment of patients with nerve damage such as stroke and spinal cord injury.

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

        o Side effects: Has no measured effect in mice on neurological parameters such as learning rate, motivation, performance or locomotor activity.

        Until completion of human clinical trials, there can be no assurance that these properties and/or effects can be replicated in humans.

        The Company has shown that when administered to neurons in tissue culture, AIT-082 can induce the same neurite outgrowth effects as NGF. The Company has also shown that AIT-082 causes the production of NGF, NT-3 and bFGF messenger RNA in tissue culture. In addition, the Company has demonstrated that oral administration of AIT-082 increases the levels of NGF, NT-3 and bFGF messenger RNA in the hippocampus and frontal cortex of aged mice. Other researchers have shown in animals that administration of multiple neurotrophins may be more effective as a treatment method than the administration of a single neurotrophic factor. The Company believes that AIT-082's mechanism of action (after it has passed through the blood-brain barrier) involves activating the genes that lead to the production of a number of different neurotrophins. Neurotrophiic factors themselves are not orally active and do not pass the blood-brain barrier. Therefore, should oral AIT-082 prove to be an effective treatment for neurological disorders, it could have two distinct practical advantages over NGF, NT-3 or bFGF administered alone directly into the brain as a treatment for such disorders: (i) it can be administered orally; and (ii) it induces the production of multiple neuotrophic factors in those areas of the brain associated with memory.

        The NIA and the NIMH have contracted for and completed production of sufficient quantities of AIT-082 to conduct subchronic animal toxicity studies and early human clinical trials and have provided the funding for these contracts. An IND was approved for AIT-082 by the U.S. FDA in June 1997.

        The ADCS has reviewed the Company's pre-clinical test data and has approved conducting such clinical trials with AIT-082 after FDA approval of the Company's IND. A Phase I clinical study of AIT-082 in the United States began in July 1997. This study and one additional study to be initiated in the second quarter of 1998 will be paid for and conducted in the United States by the ADCS. The final clinical report of the first study will be completed in the third quarter of 1998. The ADCS is a consortium of approximately 35 United States clinical centers funded by the NIA to conduct Alzheimer's disease clinical research. In September 1997, the Geriatric Research Group and Memory Clinic, McMaster University, Hamilton, Ontario, completed two Phase I clinical trials on AIT-082. Preliminary results from these clinical trials (conducted on Alzheimer's patients) confirmed that AIT-082 is rapidly absorbed after oral administration and produces no serious side effects at high doses. The Company expects that it will have to fund additional animal and human studies that may include two Phase II and possibly two Phase III human clinical studies prior to submitting AIT-082 to the FDA for marketing approval. There can be no assurance, however, that clinical trials of AIT-082 will be successful, that the marketing of AIT-082 will be approved by the FDA, or that AIT-082 can be successfully marketed to its targeted population. See "- Drug Approval Process and Government Regulation."

Other Compounds in Development

        Due to the historically limited resources available to the Company and the Company's decision to focus those resources on the development of its AIT-082 compound, its other compounds are in earlier stages of development. These compounds include:

        AIT-034: AIT-034 is a distinct chemical analog of AIT-082 that has been demonstrated in animal studies to enhance memory and to reverse memory deficits in severely impaired animals that do not respond to AIT-082. AIT-034 does not induce the production of NGF, and its mechanism of action is therefore believed to be different than AIT-082. The Company believes that AIT-034 could be a complementary product for Alzheimer's disease. The Company expects initial toxicity studies on AIT-034 to commence in 1998.*

        AIT-203: AIT-203 is a chemical derivative of hypoxanthine and dopamine. The Company believes that AIT-203 has the potential of being developed as a product for the treatment of Parkinson's disease. The Company plans to expand pre-clinical testing and initiate toxicity studies on AIT-203 in 1999.*

        AIT-297: AIT-297 is a derivative of hypoxanthine that has shown in preliminary studies activities which indicate its potential use for migraine and hypertension. The Company anticipates expanding pre-clinical testing and initiating toxicity studies on AIT-297 in 1999.*

        Until extensive further development and testing is completed, which will take many years, if undertaken at all, the therapeutic and other effects of these compounds cannot be established.


PRIMARY THERAPEUTIC TARGETS

        Alzheimer's Disease. Alzheimer's disease is a neurodegenerative brain disorder that leads to progressive memory loss and dementia. Alzheimer's disease generally follows a course of deterioration over eight years or more, with the earliest symptom being impairment of short-term memory. Alzheimer's disease is now recognized as the most common cause of severe intellectual impairment in persons over the age of 65 in the United States, with approximately four million Americans diagnosed as suffering from Alzheimer's disease. The number of Alzheimer's disease patients is expected to reach 14 million by 2050. Alzheimer's disease is the fourth leading cause of death in the United States with approximately 100,000 deaths per year. The National Alzheimer's Association has estimated that the overall care costs for the treatment and care of the estimated four million United States Alzheimer's disease patients is $100 billion per year.

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

        Spinal Cord Injury. There are an estimated 200,000 severely disabled survivors of spinal cord trauma in the United States with approximately 10,000 new injuries each year. The cost of care and services for these individuals is estimated to exceed $10 billion per year. Significant research efforts are currently being focused on the neurotrophic factors that can initiate and support new cell development, guide new or damaged nerves to appropriate targets and maintain neuronal function. Animal studies have shown that functional restorations are possible with appropriate neurotrophic factors. A major obstacle to the effective use of these neurotrophic factors is the delivery of the appropriate neurotrophin to the site of damage. AIT-082 has been shown in mice to cause the production of several neurotrophic factors in the spinal cord after oral administration, demonstrating that it can effectively penetrate the blood-brain barrier. The Company believes that AIT-082 could potentially be used to stimulate the regeneration of nerves damaged by spinal cord injury. The Company has paid $50,000 and has committed an additional $50,000 for the establishment of a NeoTherapeutics Fellowship as part of the Reeve-Irvine Research Center for spinal cord injury at the University of California, Irvine.

BUSINESS STRATEGY

Marketing and Sales

        The Company does not currently sell any products and therefore has no marketing, sales, or distribution organization. However, under the terms of any contemplated licensing agreement for developing and commercializing AIT-082 or any of its products, the Company may retain an option to co-market the product in the United States.

        The Company believes the support of the NIA and NIMH, along with the clinical arm of the NIA's research on Alzheimer's disease, the Alzheimer's Disease Cooperative Study (ADCS), contributes significantly to the future marketing and educational efforts directed to physicians who treat Alzheimer's disease patients. The Company believes that this exposure to the leaders in the field of neurodegenerative diseases may reduce the time and marketing costs required to introduce the Company's products when and if they are approved by the FDA.*

Production

        The Company currently has its compounds manufactured in large scale by third party vendors and has no plans to establish its own manufacturing facilities. In connection with any licensing arrangements it may enter into, the Company intends to retain the rights to control the manufacturing and sale of its compounds to its licensees. Preliminary estimates indicate that AIT-082 can be manufactured cost effectively.

Strategic Alliance

        The Company believes that its patented technology platform provides a major commercial opportunity for developing strategic alliances with larger pharmaceutical companies. It is the intent of the Company to complete a series of strategic alliances with multi-national or large regional pharmaceutical companies having substantial financial capacity, marketing capability and clinical development expertise.* Any potential collaborations will enable the Company to focus on its inherent strength; namely, exploitation of the technology platform to develop additional novel therapies.*

        The most common phase in which industry collaborations are completed is the discovery stage, since a license for early stage discoveries generally cost a large pharmaceutical company much less than licensing later stage products. For this reason, the Company chose to postpone the structuring of a corporate sponsored licensing agreement for AIT-082, in favor of an early stage, government assisted development program. By completing strategic alliances later in the development cycle, the Company believes this may create an improved value for its' shareholders that may be reflected in the enhanced terms of any licensing agreement.*

Contemplated Licensing Terms for AIT-082

        In general, the terms of a licensing agreement anticipated by the Company for its lead compound, AIT-082, will include an up front payment, sustaining research and development payments, milestone payments, and royalties on product sales.*

        From time to time, the Company is engaged in licensing discussions with one or more multinational or regional pharmaceutical companies. No assurance can be made that any such discussions will result in a commercial transaction on terms acceptable to the Company.

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

        Drug Discovery. In the initial stages of drug discovery before a compound reaches the laboratory, typically thousands of potential compounds are randomly screened for activity in an assay assumed to be predictive of a particular disease process. This drug discovery process can take several years. Once a "screening lead" or starting point for drug development is found, isolation and structural determination is initiated. Numerous chemical modifications are made to the screening lead (called "rational synthesis") in an attempt to improve the drug properties of the lead. After a compound emerges from the above process, it is subjected to further studies on the mechanism of action, further in vitro screening against particular disease targets and finally, in vivo animal screening. If the compound passes these evaluation points, animal toxicology is performed to begin to analyze the potential toxic effects of the compound, and if the results indicate acceptable toxicity findings, the compound emerges from the basic research mode and moves into the pre-clinical phase.

        Pre-clinical Testing. During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and that the compound is evaluated for safety. These tests can take up to three years or more to complete.

        Investigational New Drug Application (IND). After pre-clinical testing, an IND is submitted to the FDA to begin human testing of the drug. The IND becomes effective if the FDA does not reject it within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, how the chemical compound is manufactured, the method by which it is believed to work in the human body, and any toxic effects of the compound found in the animal studies. In addition, the IND clinical protocol must be reviewed and approved by an Institutional Review Board comprised of physicians and lay people at a hospital or clinic where the proposed studies will be conducted. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.

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

        Phase II Clinical Trials. In Phase II clinical trials, controlled studies of approximately 100 to 300 volunteer patients with the targeted disease assess the drug's effectiveness. These studies are designed primarily to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects on these patients. These studies can take up to two years or more. In addition, Phase I/II clinical trials may be conducted that evaluate not only the efficacy but also the safety of the drug on the targeted patient population.

        Phase III Clinical Trials. This phase can last up to three years or more and usually involves 1,000 to 3,000 patients with the targeted disease. During the Phase III clinical trials, physicians monitor the patients to determine efficacy and to observe and report any adverse reactions that may result from long-term and more widespread use of the drug.

        New Drug Application (NDA). After completion of all three clinical trial phases, the data is analyzed and, if the data indicates that the drug is safe and effective, an NDA is filed with the FDA. The NDA must contain all of the information on the drug that has been gathered to date, including data from the clinical trials. NDAs are often over 100,000 pages in length. After passage of the Prescription Drug User Fee Act, average review times for new medicine applications dropped from nearly 30 months in 1992 to less than 18 months in 1996.

        Fast Track Review. In December 1992, the FDA formalized procedures for accelerating the approval of drugs to be marketed for the treatment of certain serious diseases for which no satisfactory alternative treatment exists, such as Alzheimer's disease and AIDS. If it is demonstrated that the drug has a positive effect on disease course during Phase II clinical trials, then the FDA may approve the drug for marketing prior to completion of Phase III testing. At the present time, the Company believes that AIT-082 may be able to qualify for "fast-track" FDA review; however, no assurance can be made that AIT-082 will ultimately be demonstrated to meet the requirements for such "fast-track" review.

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

        In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. The Company's research and development activities involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company.

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

        On February 25, 1992, Dr. Alvin Glasky was issued a United States patent (No. 5,091,432) which establishes proprietary rights for a series of compounds whose chemistry is based upon a purine, hypoxanthine, and for the use of these compounds in the treatment of neuroimmunologic disorders. This patent expires on March 28, 2010. These compounds are bi-functional drugs that combine the ability of hypoxanthine to be absorbed rapidly into the body with the pharmacological activity of a second molecular component. These second components were selected to provide a wide variety of potential therapeutic applications that act on the central nervous system to treat neurodegenerative diseases or conditions associated with Alzheimer's disease, impairment associated with aging, Parkinson's disease, stroke, spinal cord injuries, migraine and depression. On September 5, 1995, Dr. Glasky was issued a second United States patent (No. 5,447,939) which covers the treatment of neurological and neurodegenerative diseases through modification of certain biochemical processes in cells. This patent expires on July 25, 2014. This second patent incorporates certain technology developed under the auspices of, and belonging to, McMaster University in Ontario, Canada.

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

        In addition to a number of foreign patents which have been granted corresponding to the first United States patent, the Company also currently has two additional United States patent applications and a number of corresponding foreign patent applications on file. There can be no assurance, however, that the scope of the coverage claimed in the Company's patent applications will not be significantly reduced prior to a patent being issued.

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


COMPETITION

        The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are engaged in activities similar to that of the Company. The Company's competitors include Amgen, Inc., Bayer AG, Eli Lilly and Co., Novartis, Bristol-Myers Squibb Company, Glaxo Wellcome PLC, Regeneron Pharmaceuticals, Inc., Vertex Pharmaceuticals, Inc. Guilford Pharmaceuticals, Inc., Cephalon, Inc., Warner-Lambert Co., Hoechst Marion Roussel Ltd. and Pfizer, Inc., among others. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may be directly competitive with that of the Company. These companies and institutions also compete with the Company in recruiting highly qualified scientific personnel. Many of the Company's competitors have substantially greater financial, research and development, human and other resources than the Company. Furthermore, large pharmaceutical companies have significantly more experience than the Company in pre-clinical testing, human clinical trials and regulatory approval procedures.

        Although the Company has begun to conduct clinical trials with respect to AIT-082, the Company has not conducted clinical trials with respect to any of its other compounds under development nor has it sought the approval of the FDA for any product based on such compounds. Furthermore, if the Company is permitted to commence commercial sales of products based on compounds it develops, including AIT-082 and decides to manufacture and sell such products itself, then the Company will also be competing with respect to manufacturing efficiency and marketing capabilities, which are areas in which the Company has no prior experience.

        Any product for which the Company obtains FDA approval must also compete for market acceptance and market share. A number of drugs intended for the treatment of Alzheimer's disease, memory loss associated with aging, stroke and other neurodegenerative diseases and disorders are on the market or in the later stages of clinical testing. Two drugs are currently approved for the treatment of Alzheimer's and both are cholinesterase inhibitors: Cognex(R) (tacrine), formerly marketed by Warner-Lambert Co. and CoCensys, Inc. , and Aricept(R) (donepezil), licensed by Pfizer, Inc. from Eisai Co., Ltd..

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

EMPLOYEES

        As of December 31, 1997, the Company had twenty-seven full-time employees, of which seven hold Ph.D. degrees, and three part-time employees. There can be no assurance that the Company will be able to attract and retain qualified personnel in sufficient numbers to meet its needs. The Company's employees are not subject to any collective bargaining agreements, and the Company regards its relations with its employees to be good.


FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE

        This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. In light of the important factors that can materially affect results, including those set forth below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. Assumptions relating to budgeting, research, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its research, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this Annual Report on Form 10-KSB.

History of Operating Losses:  Future Profitability Uncertain

        The Company is a development stage biopharmaceutical company. From its inception in 1987 through December 31, 1997, the Company incurred losses of approximately $12.2 million , substantially all of which consisted of research and development and general and administrative expenses. The Company has not generated any revenues from product sales to date, and there can by no assurance that revenues from product sales will ever be achieved. Moreover, even if the Company eventually generates revenues from product sales, the Company nevertheless expects to incur significant operating losses over the next several years. The Company's ability to achieve profitable operations in the future will depend in large part on completing development of its products, obtaining regulatory approvals for such products and bringing these products to market. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace as well as the burdensome regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

Technological Uncertainty; Early Stage of Product Development; No Assurance of Regulatory Approvals

        The Company's proposed products are in the early stage of development and will require significant further research, development, clinical testing and regulatory clearances. The Company has no products available for sale and does not expect to have any products resulting from its research efforts commercially available for at least several years. The Company's proposed products are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that some or all of the proposed products could be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances, that the proposed products, although effective, will be uneconomical to manufacture or market, that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them, or that third parties will market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Furthermore, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least several years, either directly or through any potential corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective in humans or will receive regulatory approval that are required for commercial sale. The Company's primary area of therapeutic focus, disorders of the central nervous system (CNS), is not thoroughly understood and there can be no assurance that the products the Company is seeking to develop will prove to be safe and effective in treating CNS disorders or any other diseases.

Need for Additional Funding; Uncertainty of Access to Capital

        The Company will require substantial funds for further development of its potential products and to commercialize any products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments and the ability of the Company to establish collaborative arrangements. The Company believes that its existing capital resources, together with the March 1998 equity transaction for $15 million (see Item 6 - Liquidity and Capital Resources), will be sufficient to satisfy its current and projected funding requirements for the next 12 months. The Company anticipates that after the next 12 months, it may require substantial additional capital. Moreover, if the Company experiences unanticipated cash requirements during the next 12 months, the Company could require additional capital to fund its operations, continue research and development programs as well as to continue the pre-clinical and clinical testing of its potential products and to commercialize any products that may be developed. The Company may seek such additional funding through public or private financing or collaborative or other arrangements with third parties. There can be no assurance that additional funds will be available on acceptable terms, if at all. The Company may receive additional funds upon the exercise from time to time of its common stock Purchase Warrants (the "Warrants") and other outstanding warrants and stock options, but there can be no assurance that any such warrants or stock options will be exercised or that the amounts received will be sufficient for the Company's purposes. If additional funds are raised by issuing equity securities, further substantial dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs, or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its products or technologies that the Company would not otherwise relinquish.

Dependence on Third Parties for Clinical Testing, Manufacturing and Marketing

        The Company does not have the resources and, except with respect to its AIT-082 compound, does not presently intend to conduct later-stage human clinical trials itself or to manufacture any of its proposed products for commercial sale. The Company therefore presently intends to seek larger pharmaceutical company partners to conduct such activities for most or all of its proposed products. In connection with its efforts to secure corporate partners, the Company will seek to retain certain co-marketing rights to certain of its proposed products, so that it may promote such products to selected medical specialists while its corporate partner promotes these products to the general medical market. There can be no assurance that the Company will be able to enter into any such partnering arrangements on this or any other basis. In addition, there can be no assurance that either the Company or its prospective corporate partners can successfully introduce its proposed products, that they will achieve acceptance by patients, health care providers and insurance companies, or that they can be manufactured and marketed at prices that would permit the Company to operate profitably.

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

Need to Comply with Governmental Regulation and to Obtain Product Approvals

        The testing, manufacturing, labeling, distribution, marketing and advertising of products such as the Company's proposed products and its ongoing research and development activities are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. The U.S. FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time consuming compliance procedures. The Company's proprietary compounds require substantial clinical trials and FDA review as new drugs. The Company cannot predict with certainty when it might submit many of its proprietary products currently under development for regulatory review. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis or at all. A delay in obtaining or failure to obtain such approvals would have a material adverse effect on the Company's business and results of operations. Failure to comply with regulatory requirements could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure. Sales of the Company's products outside the United States will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of the Company's products in those countries.

Dependence on  Key Personnel

        The Company's success is dependent on its key management and scientific personnel, the loss of whose services could significantly delay the achievement of the Company's planned development objectives. Although the Company has obtained key man life insurance on Dr. Alvin Glasky in the face amount of $2 million, there can be no assurance that the proceeds of such policy will be sufficient to compensate the Company for any disruptions resulting from the loss of Dr. Glasky's services. Achievement of the Company's business objectives will require substantial additional expertise in such areas as finance, manufacturing and marketing, among others. Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the inability to attract and retain the additional, highly skilled personnel required for the expansion of the Company's activities, could have a material adverse effect on the Company's business and results of operations.

Uncertainty Regarding Patents and Proprietary Rights

        The Company actively pursues a policy of seeking patent protection for its proprietary products and technologies. The Company owns two United States patents and currently has two United States patent applications on file. In addition, numerous foreign patents corresponding to the Company's first patent have been granted and corresponding patent applications with respect to the Company's second United States patent and pending United States patent applications have been filed in a number of foreign jurisdictions. However, there can be no assurance that the Company's patents will provide it with significant protection against competitors. Litigation could be necessary to protect the Company's patents, and there can be no assurance that the Company will have the financial or personnel resources necessary to pursue such litigation or otherwise to protect its patent rights. In addition to pursuing patent protection in appropriate cases, the Company also relies on trade secret protection for its unpatented proprietary technology. However, trade secrets are difficult to protect. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. The Company pursues a policy of having its employees and consultants execute proprietary information agreements upon commencement of employment or consulting relationships with the Company, which agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information.

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

Control by Directors and Executive Officers

        The Company's directors and executive officers beneficially own in the aggregate approximately 26.9% of the Company's outstanding common stock. These shareholders, if acting together, would be able to control substantially all matters requiring approval by the shareholders of the Company, including the election of directors and the approval of mergers or other business combination transactions. Such concentration of ownership could discourage or prevent a change of control of the Company.

Effect of Certain Charter and Bylaws Provisions

        Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of common stock. These provisions may make it more difficult for shareholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company.


ITEM 2. DESCRIPTION OF PROPERTY

        During June 1997, the Company relocated its research and development and corporate administrative offices to a new 34,000 square foot facility constructed for it in Irvine, California. The facility is occupied under a non-cancellable lease for seven years and contains two five year options to renew. The monthly rent for the Irvine facility is $38,800 plus taxes, insurance and common area maintenance and, beginning in July 1999, minimum cost of living increases. The Company also maintains a small administrative office in Zurich, Switzerland on an expense sharing basis.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently involved in any litigation or legal proceedings. With respect to litigation or proceeding threatened against it, the Company is currently involved in a dispute with several former employees. In 1990 and 1993 the Company entered into an Agreement (since amended) with four former and two current employees to exchange an aggregate of 678,836 shares of common stock for indebtedness arising from accrued compensation and unreimbursed expenses. The common stock is subject to forfeiture if the Company failed to attain specified revenue goals. As of December 31, 1997, when the Agreement terminated, the Company did not achieve the revenue goals set forth in the Agreement, as previously amended. Several former employees who are parties to the Agreement have indicated disagreement with the Company's position and, to date, none of the shares have been surrendered for cancellation. The Company's Chief Executive Officer and his wife, the Secretary and Treasurer of the Company, have indicated that they are willing to conditionally surrender their shares, (amounting to an aggregate of 402,245 shares) subject to resolution of the dispute with the aforementioned former employees. Until such time as the Company can obtain the surrender of all of these shares and the matter is fully resolved, the Company is accounting for all of the stock, which it has deemed forfeited, as issued and outstanding.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

        As December 31, 1997, there were 5,465,807 shares of common stock outstanding held of record by 260 shareholders.

MARKET FOR SECURITIES

        The Company's common stock (NEOT) and warrant (NEOTW) are currently listed on the NASDAQ National Market. For each quarter since trading commenced, on September 26, 1996, the high and low bid quotations of the Company's common stock and warrant, as reported by NASDAQ, were as follows:

                                   Common Stock                     Warrant
                                     Bid Price                     Bid Price
                                   -------------                 ------------
                                   High      Low                 High     Low
                                   ----      ---                 ----     ---
Year Ended December 31, 1996:
     Quarter Ended
     -------------
September 30, 1996                $6-1/4   $ 5-1/4              $2-1/4    $1-3/4
December 31, 1996                 $6       $ 3-3/4              $2-3/8    $1

Year Ended December 31, 1997:
     Quarter Ended
     -------------
March 31, 1997                    $6-3/4   $ 3-7/8              $1-15/16  $1
June 30, 1997                     $16-3/8  $ 4-7/8              $7-1/4    $1-1/4
September 30, 1997                $15-7/8  $11-1/2              $6-7/8    $4-3/4
December 31, 1997                 $14-1/2  $ 7                  $5-3/4    $2-5/8

        The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

DIVIDENDS

        The Company has never paid cash dividends on its common stock and does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        The following is a summary of transactions by the Company during the year ended December 31, 1997 involving sales of the Company's securities that were not registered under the Securities Act of 1933 (the "Securities Act").

        In January 1997, the Company granted options to purchase 180,000 shares of Common Stock at an exercise price of $3.88 per share to a financial consultant. 30,000 of the options were vested upon issuance, and the vesting of 150,000 of these options is contingent upon the performance by the consultant of specified future services.

        Exemption from the registration requirements of the Securities Act was claimed under Rule 506 and/or Section 4(2) of the Securities Act. The foregoing transactions did not involve any public offering and the recipient either received adequate information about the Company or had access, through employment or other relationships, to such information. In the foregoing transaction, the Company reasonably believed that the recipient was "sophisticated" within the meaning of Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1. "Description of Business", including the section therein entitled "Factors Which May Affect Future Performance", and this Item 6.

RESULTS OF OPERATIONS

Overview

        From the inception of the Company in June 1987 through December 31, 1997, the Company devoted its resources primarily to fund its research and development efforts, and incurred a cumulative net loss of approximately $12.2 million. During this period, the Company had only limited revenues from grants, and had no revenues from the sale of products or other sources. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking. To enable the Company to maintain its working capital requirements, in March 1998, the Company entered into an equity agreement with a private investor which allows the Company to sell, at its sole discretion, subject to certain restrictions, over a two and one-half year period, up to $15 million of its common stock to the investor. See - Liquidity and Capital Resources.

Year ended December 31, 1997 compared to Year ended December 31, 1996

        There were no revenues for the twelve month periods ended December 31, 1997 or 1996.

        Research and development expenses for the twelve months ended December 31, 1997 increased by approximately $3.9 million, or 632%, over the previous year. This increase was due primarily to the costs and expenses associated with the commencement of clinical trials as well as personnel additions, salary increases, facilities rent, consulting fees, license fees and insurance costs as the Company continued to expand its operations by utilizing the proceeds from the September 1996 public sale of common stock. Research and development expenses are expected to increase as the Company continues to expand its product development and clinical trial activities.

        General and administrative expenses increased approximately $1.7 million or 255% for the year ended December 31, 1997 over the year ended December 31, 1996. General and administrative expenses for 1997 reflect increased expenses related to additional personnel, salary increases, insurance, professional and consulting fees, commissions, facilities rent, travel, regulatory agency and other fees associated with being a public company which were all either significantly higher in 1997 than in 1996, or were initially incurred in 1997. In 1996 the Company operated for a portion of the year on a rent-free basis from the Chief Executive Officer's residence with very limited administrative and technical staff. The Company expects general and administrative expenses to continue to increase in future periods in support of the expected increases in both research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Interest income increased by approximately $477,800 or 178% in 1997 over 1996 as a result of the full year's utilization of invested and unallocated proceeds from the September 1996 public offering. The Company expects its interest earnings to decrease over the next year due to its use of funds in current operations.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through December 1997, the Company financed its operations primarily through grants, sales of securities, borrowings and deferred payment of salaries and other expenses from related parties. On September 26, 1996, the Company effected the public sale of 2,500,000 units of its common stock and attached warrants. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The closing took place on October 1, 1996 and on that date, the Company realized net cash proceeds of approximately $17,363,000 from the sale. On October 11, 1996, the underwriter of the public offering exercised an option to purchase an additional 200,000 units resulting in net proceeds of approximately $1,389,000 to the Company. Expenses directly related to the public offering of units were approximately $576,000, and have been offset in stockholders' equity against the common stock proceeds of the offering.

        At December 31, 1997, included in the Company's working capital of approximately $7 million, were cash and cash equivalents of approximately $7 million (of which approximately $0.9 million was restricted) and short-term investments of approximately $2.1 million. In comparison, at December 31, 1996, the Company had working capital of approximately $14.7 million which included cash and cash equivalents of approximately $10 million, and short-term investments of approximately $5.7 million. The $7.7 million decrease in working capital is attributable primarily to investments in property and equipment of $3.6 million and the funding of the $4.1 million operating loss for the year ended December 31, 1997.

        Effective June 1997, the Company entered into a non-cancelable long-term operating lease with a major developer. The lease runs for seven years and contains two renewal options for five years each at the then fair market value rate. Minimum rental commitments under this lease for the six and one-half year period from January 1998 through June 2002 are approximately $465,600
(1998), $483,100 (1999), $500,500 (2000 and 2001) $538,100 (2002) $554,200
(2003) and $285,400 (2004). In addition to rentals, the Company is obligated under the lease for real property taxes, insurance and maintenance. In March 1997, the Company also paid the developer approximately $1.4 million for construction of tenant improvements, primarily relating to specialized research and development laboratory facilities.

        The Company has committed an aggregate of $320,700 to a number of universities to conduct general scientific research programs and to provide for Fellowship Grants. These amounts are scheduled to be expended throughout 1998.

        Since its inception, the Company has been in the development stage and therefore devotes substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $12.2 million through December 31, 1997, and expects to incur substantial losses over the next several years. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. While the Company believes that its existing capital resources (including expected proceeds from the March 1998 equity financing agreement hereinafter described) will be adequate to fund its capital needs for at least 12 months of operations, the Company also believes that ultimately it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

        On March 27, 1998, the Company executed an Agreement with a private investor which provides for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $15 million of its common stock, subject to a minimum put of $1 million. The Agreement expires thirty months after the effective date of a Registration Statement (which is required to be filed within 45 days of the closing) and, among other things, provides for minimum and maximum puts ranging from $500,000 to $2,000,000 depending on the Company's stock price and trading volume. Puts cannot occur more frequently than every 15 days, and are subject to a discount of 12% from the then current average market price, as determined under the Agreement. In addition, the Company is required to pay sales commissions consisting of cash and shares of common stock and will issue to the investor warrants to purchase 25,000 shares of common stock at 130% of the market price, as defined in the Agreement.

ITEM 7. FINANCIAL STATEMENTS.


                             INDEX TO FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
Report of Independent Public Accountants........................................    22

Consolidated Balance Sheets.....................................................    23

Consolidated Statements of Operations...........................................    24

Consolidated Statements of Stockholders' Equity (Deficit).......................    25

Consolidated Statements of Cash Flows...........................................    27

Notes to Consolidated Financial Statements......................................    29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of NeoTherapeutics, Inc.:


        We have audited the accompanying consolidated balance sheets of NeoTherapeutics, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (June 15, 1987) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoTherapeutics, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (June 15, 1987) to December 31, 1997, in conformity with generally accepted accounting principles.



                                                     ARTHUR ANDERSEN LLP



Orange County, California
March 27, 1998

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                        1996                    1997
                                                   --------------         -------------
                          A S S E T S
CURRENT ASSETS:
    Cash and cash equivalents..................    $    9,995,062      $      6,063,347
    Restricted cash............................                 -               935,000
    Marketable securities and short-term
     investments...............................         5,702,114             2,133,375
    Other receivables, principally investment
     interest..................................           163,988               221,829
    Prepaid expenses and refundable deposits...           239,171               127,259
                                                   --------------         -------------
        Total current assets...................        16,100,335             9,480,810
                                                   --------------         -------------

PROPERTY AND EQUIPMENT, at cost:
    Equipment..................................           158,396             1,952,262
    Leasehold improvements.....................            33,076             1,803,000
    Accumulated depreciation...................           (58,963)             (279,913)
                                                   --------------         -------------
        Property and equipment, net............           132,509             3,475,349
                                                   --------------         -------------

OTHER ASSETS:
    Marketable securities......................         1,746,432                     -
    Deferred expenses and deposits ............                 -               242,314
                                                   --------------         -------------
        Total other assets.....................         1,746,432               242,314
                                                   --------------         -------------

                                                   $   17,979,276         $  13,198,473
                                                   ==============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit.............................    $            -       $       850,000
    Accounts payable and accrued expenses......           262,604               975,339
    Accrued payroll and related taxes..........           331,175                     -
    Employee expense reimbursement.............            82,717                     -
    Accrued interest to related parties........           122,396                     -
    Note payable to related party..............           558,304               558,304
    Current portion of long-term debt..........                 -                94,886
                                                   --------------       ---------------
        Total current liabilities..............         1,357,196             2,478,529
                                                   --------------       ---------------

LONG-TERM DEBT, net of current portion.........                 -               176,549
                                                   --------------       ---------------
        Total liabilities......................         1,357,196             2,655,078
                                                   --------------       ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common Stock, no par value, 25,000,000
      shares authorized:
        Issued and outstanding, 5,361,807 and
           5,465,807 shares, respectively......        23,125,763            23,188,363
    Unrealized gains on available-for-sale
      securities...............................                 -                20,256
    Deficit accumulated during the
       development stage.......................        (6,503,683)          (12,665,224)
                                                   --------------          ------------
        Total stockholders' equity.............        16,622,080            10,543,395
                                                   --------------          ------------
                                                   $   17,979,276          $ 13,198,473
                                                   ==============          ============

The accompanying notes are an integral part of these consolidated balance sheets

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        PERIOD FROM
                                                                                       JUNE 15, 1987
                                                                                        (INCEPTION)
                                                   YEARS ENDED DECEMBER 31,               THROUGH
                                       --------------------------------------------     DECEMBER 31,
                                           1995            1996            1997             1997
                                       ------------    ------------     -----------     -----------
REVENUES, from grants...............  $     125,431   $           -    $          -    $    497,128
                                       ------------    ------------     -----------     -----------

OPERATING EXPENSES:
     Research and development.......        305,932         615,485       4,508,255       7,475,067
     General and administrative.....        667,218         659,895       2,341,276       5,770,382
                                      -------------   -------------    ------------    ------------

                                            973,150       1,275,380       6,849,531      13,245,449
                                      -------------   -------------    ------------    ------------

LOSS FROM OPERATIONS................       (847,719)     (1,275,380)     (6,849,531)    (12,748,321)
                                      -------------   -------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income................            131         268,231         746,008       1,021,952
     Interest expense...............        (46,816)        (51,769)        (56,419)       (536,555)
     Other income (expense).........           (974)         20,043          (1,599)         46,700
                                      -------------   -------------    ------------    ------------

       Total other income (expense).        (47,659)        236,505         687,990         532,097
                                      -------------   -------------    ------------    ------------

       NET LOSS.....................  $    (895,378)  $  (1,038,875)   $ (6,161,541)   $(12,216,224)
                                      =============   =============    ============    ============

BASIC AND DILUTED LOSS PER SHARE....  $       (0.43)  $       (0.32)   $      (1.14)
                                      =============   =============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING...........      2,084,348       3,292,663       5,405,831
                                      =============   =============    ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    DEFICIT       DEFERRED
                                                                                  ACCUMULATED   COMPENSATION
                                          REVENUE          COMMON STOCK           DURING THE         AND
                                       PARTICIPATION  -------------------------   DEVELOPMENT    UNREALIZED
                                           UNITS        SHARES        AMOUNT         STAGE          GAINS          TOTAL
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, Inception (June 15, 1987)...   $         -             -     $       -     $       -      $       -      $       -
    Common stock issued .............             -       465,902         2,100             -              -          2,100
    Net loss ........................             -             -             -       (31,875)             -        (31,875)
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31,1987 ...........             -       465,902         2,100       (31,875)             -        (29,775)
    Common stock issued .............             -       499,173         2,250             -              -          2,250
    Revenue Participation Units
      issuance ......................       594,000             -             -             -              -        594,000
    Net loss ........................             -             -             -      (556,484)             -       (556,484)
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1988 ..........       594,000       965,075         4,350      (588,359)             -          9,991
    Revenue Participation Units
      issuance ......................        82,000             -             -             -              -         82,000
    Net effect of acquisition .......             -       145,000       354,316             -              -        354,316
    Net loss ........................             -             -             -      (934,563)             -       (934,563)
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1989 ..........       676,000     1,110,075       358,666    (1,522,922)             -       (488,256)
    Exercise of warrants ............             -        31,108       136,402             -              -        136,402
    Common stock issued in exchange
      for accrued salaries on
      June 30 at $1.25 ..............             -       402,518       503,144             -              -        503,144
    Net loss ........................             -             -             -      (859,172)             -       (859,172)
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1990 ..........       676,000     1,543,701       998,212    (2,382,094)             -       (707,882)
    Net Loss ........................             -             -             -      (764,488)             -       (764,488)
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1991 ..........       676,000     1,543,701       998,212    (3,146,582)             -     (1,472,370)
    Net loss ........................             -             -             -      (423,691)             -       (423,691)
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1992 ..........       676,000     1,543,701       998,212    (3,570,273)             -     (1,896,061)
    Common stock issued in exchange
      for investment banking
      services on March 18 at $1.35 .             -        40,000        54,000             -              -         54,000
    Common stock issued in exchange
      for accrued salaries on
      December 30 at $2.50 ..........             -       255,476       638,694             -              -        638,694
    Common stock issued in exchange
      for note payable to President
      on December 30 at $2.50 .......             -       200,000       500,000             -              -        500,000
    Common stock issued in exchange
      for accrued expenses
      on December 30 at $2.50 .......             -        20,842        52,104             -              -         52,104
    Stock options issued in exchange
      for accrued professional fees
      on December 31 at $1.35 .......             -             -       108,000             -              -        108,000
    Stock options issued in exchange
      for future services on
      December 31 at $1.35 ..........             -             -        39,750             -              -         39,750
    Stock options issued for
      services ......................             -             -             -             -        (93,749)       (93,749)
    Net loss ........................             -             -             -      (237,815)             -       (237,815)
                                        -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1993 ..........       676,000     2,060,019     2,390,760    (3,808,088)       (93,749)      (835,077)

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

                                                                                        DEFICIT         DEFERRED
                                                                                      ACCUMULATED     COMPENSATION
                                        REVENUE             COMMON STOCK              DURING THE          AND
                                     PARTICIPATION    ----------------------------    DEVELOPMENT       UNREALIZED
                                         UNITS           SHARES          AMOUNT          STAGE            GAINS           TOTAL
                                      ------------    ------------    ------------    ------------    ------------    -----------
    Common stock issued for cash
      at $2.50.......................    $       -          13,000    $     32,500    $          -       $       -    $    32,500
    Amortization of deferred
      compensation ..................            -               -               -               -          93,749         93,749
    Net loss ........................            -               -               -        (312,342)              -       (312,342)
                                      ------------    ------------    ------------    ------------    ------------    -----------
BALANCE, December 31, 1994 ..........      676,000       2,073,019       2,423,260      (4,120,430)              -     (1,021,170)
    Common stock issued for cash at
      $2.50..........................            -          22,000          55,000               -               -         55,000
    Common stock forfeiture .........            -        (678,836)     (1,193,943)              -               -     (1,193,943)
    Common stock reissued at $2.50  .            -         678,836       1,697,090               -               -      1,697,090
    Stock options issued for
      services at $2.50 .............            -               -         105,000               -               -        105,000
    Net loss ........................            -               -               -        (895,378)                      (895,378)
                                      ------------    ------------    ------------    ------------    ------------    -----------
BALANCE, December 31, 1995 ..........      676,000       2,095,019       3,086,407      (5,015,808)              -     (1,253,401)
    Common stock issued for cash
      at $2.50 (net of commission)  .            -         266,800         633,650               -               -        633,650
    Stock options issued for
      services at $2.50 .............            -               -         103,950               -               -        103,950
    Cash paid out for fractional
      shares ........................            -             (12)            (25)              -               -            (25)
    Conversion of Revenue
      Participation units into
      common stock ..................     (676,000)        300,000       1,125,000        (449,000)              -              -
    Common stock and warrants
      issued for cash at $7.60,
      less commissions and costs of
      public offering ...............            -       2,700,000      18,176,781               -               -     18,176,781
    Net loss ........................            -               -               -      (1,038,875)              -     (1,038,875)
                                      ------------    ------------    ------------    ------------    ------------    -----------
BALANCE, December 31, 1996 ..........            -       5,361,807      23,125,763      (6,503,683)              -     16,622,080
    Stock options exercised .........            -         104,000           2,600               -               -          2,600
    Stock options issued for
      services at $2.00 .............            -               -          60,000               -               -         60,000
    Unrealized gains on
      available-for-sale
      securities ....................            -               -               -               -          20,256         20,256
    Net loss ........................            -               -               -      (6,161,541)              -     (6,161,541)
                                      ------------    ------------    ------------    ------------    ------------    -----------
BALANCE, December 31, 1997 ..........    $       -       5,465,807    $ 23,188,363    $(12,665,224)   $     20,256    $10,543,395
                                      ============    ============    ============    ============    ============    ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             PERIOD FROM
                                                                                            JUNE 15, 1987
                                                                                             (INCEPTION)
                                                        YEARS ENDED DECEMBER 31,               THROUGH
                                                 ----------------------------------------    DECEMBER 31,
                                                   1995          1996            1997            1997
                                                 --------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................  $(895,378)   $ (1,038,875)   $ (6,161,541)   $(12,216,224)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization ............      4,336           7,898         220,950         405,402
    Issuance of common stock options
       for services ..........................    105,000         103,950          60,000         268,950
    Amortization of deferred compensation ....          -               -               -          93,749
    Compensation expense for extension of
       Debt Conversion Agreements, net .......    503,147               -               -         503,147
    Gain on sale of assets ...................          -               -               -          (5,299)
    Increase in other receivables ............          -        (163,988)        (57,841)       (221,583)
    (Increase) decrease in prepaid expenses
      and deposits ...........................         92        (238,187)       (130,402)       (319,570)
    Increase in accounts
       payable and accrued expenses ..........     46,378          11,278         630,018       1,135,439
    Increase (decrease) in accrued payroll
       and related taxes .....................    121,667         103,388        (331,175)        638,694
    Increase (decrease) in accrued interest to
       related parties .......................     46,816             979        (122,396)        300,404
                                                 --------    ------------    ------------    ------------

        Net cash used in operating
            activities .......................    (67,942)     (1,213,557)     (5,892,387)     (9,416,891)
                                                 --------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and equipment .........     (2,461)       (131,600)     (3,563,790)     (3,835,565)
  Redemptions (purchases) of marketable
     securities and short-term investments ...          -      (7,448,546)      5,315,171      (2,133,375)
  Unrealized gain on available-for-sale
     securities ..............................          -               -          20,256          20,256
  Payment of organization costs ..............          -               -               -         (66,093)
  Proceeds from sale of equipment ............          -               -               -          29,665
  Issuance of note receivable ................          -               -               -         100,000
                                                 --------    ------------    ------------    ------------
         Net cash provided by (used in)
         investing activities ................     (2,461)     (7,580,146)      1,771,637      (5,885,112)
                                                 --------    ------------    ------------    ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)


               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                                                         PERIOD FROM
                                                                                        JUNE 15, 1987
                                                                                         (INCEPTION)
                                                   YEARS ENDED DECEMBER 31,                THROUGH
                                            -----------------------------------------    DECEMBER 31,
                                              1995           1996            1997            1997
                                            ---------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable
     to related parties, net ............   $  10,000       $ (22,500)      $       -       $ 757,900
  Proceeds from bank line of credit .....           -               -         850,000         850,000
  Increase in restricted cash ...........                                    (935,000)       (935,000)
  Proceeds from long-term debt...........           -               -         326,625         326,625
  Reduction of long-term debt............           -               -         (55,190)        (55,190)
  Proceeds from issuance of common stock
     and warrants net of related offering
     costs and expenses .................      55,000      18,810,431               -      19,541,828
  Proceeds from exercise of stock options           -               -           2,600
                                                                                                2,600
  Proceeds from Revenue Participation
     Units ..............................           -               -               -         676,000
  Cash paid out for fractional shares ...           -             (25)              -             (25)
  Cash at acquisition ...................           -               -               -         200,612
                                            ---------    ------------    ------------    ------------
       Net cash provided by financing
          activities ....................      65,000      18,787,906         189,035      21,365,350
                                            ---------    ------------    ------------    ------------
Net increase (decrease) in cash .........      (5,403)      9,994,203      (3,931,715)      6,063,347
Cash, beginning of period ...............       6,262             859       9,995,062               -
                                            ---------    ------------    ------------    ------------
Cash, end of period .....................   $     859    $  9,995,062    $  6,063,347    $  6,063,347
                                            =========    ============    ============    ============

SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of accrued payroll into
     shares of no par value
     common stock .......................   $       -   $           -    $          -    $  1,141,838
                                            =========    ============    ============    ============
  Conversion of notes payable to
     related parties into shares
     of no par value common stock .......   $       -   $           -    $          -    $    500,000
                                            =========    ============    ============    ============
  Conversion of accrued interest into
     notes payable to related parties ...   $       -   $           -    $          -    $    300,404
                                            =========    ============    ============    ============
  Conversion of Revenue Participation
     Units into shares of no par value
     common stock .......................   $       -    $    676,000    $          -    $    676,000
                                            =========    ============    ============    ============
  Issuance of stock options for services    $ 105,000    $    103,950    $     60,000    $    268,950
                                            =========    ============    ============    ============

  Conversion of other accrued
     liabilities to shares of no par
     value common stock .................   $       -    $          -    $          -    $     52,104
                                            =========    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1.      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Nature of Business

        NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to NeoTherapeutics, Inc. and in June 1997, the Company was reincorporated in the state of Delaware. At December 31, 1997, the Company had two wholly owned subsidiaries, Advanced ImmunoTherapeutics, Inc. ("AIT"), incorporated in California in June 1987, and NeoTherapeutics GmbH ("NEOT GmbH"), incorporated in Switzerland in April 1997. AIT became a wholly owned subsidiary of AFC in July 1989 in a transaction accounted for as a reverse acquisition. All references to the "Company" hereinafter refer to the Company, AIT and NEOT GmbH as a consolidated entity.

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

        Development Stage Enterprise

        The Company is in the development stage and, therefore, devotes substantially all of its efforts to research and development activities. Since its inception, the Company has incurred cumulative losses of approximately $12.2 million through December 31, 1997, and expects to incur substantial losses over the next several years. While the Company believes that its existing capital resources (including the proceeds from its March 1998 private equity financing -- see Note 12) will be adequate to fund its capital needs for at least 12 months of operations, the Company also believes that, ultimately, it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors including, but not limited to, continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. Without additional funding, the Company may be required to delay, reduce the scope or eliminate one or more of its research and development projects, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on its own. Other factors impacting the future success of the Company are the ability to develop products which will be safe and effective in treating neurological and immunological diseases, and the ability to obtain government approval as well as dependency on key personnel.

        Principles of Consolidation

        The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents

        Cash and cash equivalents consists of cash and highly liquid investments of commercial paper and demand notes with original maturities of 90 days or less. At December 31, 1997, cash equivalents of $935,000 was pledged as collateral on a bank line of credit and was classified as restricted cash on the balance sheet.

        Marketable Securities

        The Company accounts for investments in marketable securities under Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires investments in debt and equity securities to be classified among three categories as follows: held-to-maturity, trading and available-for-sale. As of December 31, 1997, securities held by the Company were considered as held-to-maturity and available-for-sale. Securities held-to-maturity

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on investment securities. A valuation allowance is not established to recognize temporary market value fluctuations as the Company has the intent and ability to hold these investments until maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Quoted market prices have been used in determining the fair value of these investments. Short-term investments consist of commercial paper and equivalent corporate obligations and are stated at amortized cost, with respect to held-to-maturity investments, and at fair value with respect to investments classified as available-for-sale securities.

        Property and Equipment

        Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using principally the straight-line method over the following estimated useful lives:

                 Equipment                         5 to 7 Years
                 Leasehold Improvements            Term of Lease

        Research and Development

        All costs related to research and development activities are expensed in the period incurred.

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

        Stock Based Compensation

        The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. SFAS 123 encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected as permitted by the standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.

        Net Loss Per Share

        Net loss per share is calculated using the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted earnings per share (EPS) as previously required. The new standard requires additional information disclosures, and also makes certain modifications to the EPS calculations defined in APB No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and require restatement of EPS for all prior periods reported. The differences between EPS reported in prior years and restated EPS amounted to an increased loss of $0.07 and $0.01 per share in 1995 and 1996, respectively.

New Pronouncements

        Comprehensive Income

        Effective for fiscal years beginning after December 15, 1997, SFAS No. 130 "Reporting Comprehensive Income" requires that comprehensive income and its components as defined in the statement, be reported in a financial statement. Current accounting standards require that certain items such as (1) foreign currency translation adjustments, (2) unrealized gains and losses on certain investments in debt and equity securities, and (3) unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity without having been recognized in the determination of net income. Effective for fiscal years beginning after December 15, 1997, comprehensive income must be reported "in a financial statement that is displayed with the same prominence as other financial statements." The Company will adopt the provisions of SFAS No. 130 for the 1998 fiscal year. The Company does not expect SFAS No. 130 to have a material effect on the Company's financial statements.

        Segment Reporting

        SFAS No. 131 ("Disclosure About Segments of an Enterprise and Related Information") is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 replaces SFAS No. 14 (Financial Reporting for Segments of a Business Enterprise) and several other pronouncements that amended FAS-14. SFAS No. 131 requires the disclosure of extensive information about an entity's operating segments. In addition to disclosure of information about multiple reporting segments, an enterprise is required to report certain disaggregated information, even if it functions as a single operating unit.
The Company will adopt SFAS No. 131 for the 1998 fiscal year.

        Reclassifications

        Certain amounts in the accompanying 1995 financial statements have been reclassified to conform with the 1996 and 1997 presentation.

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.      RELATED PARTY TRANSACTIONS

        During 1987 and 1988, the Company's Chief Executive Officer, who is also a major stockholder of the Company, loaned a total of $270,650 to the Company for working capital purposes, of which $250,000 plus $2,000 of accrued interest was canceled in December 1988 in exchange for the issuance of 28 RPU's. The RPU's, in turn, were converted into 112,000 shares of common stock (see Note 8).

        From 1989 through 1993 the Company borrowed an additional $757,900 from the Chief Executive Officer which, together with accrued interest of $300,404, aggregated $1,058,304 on December 31, 1993, at which time the Company issued 200,000 shares of common stock to the Chief Executive Officer in exchange for cancellation of $500,000 of loans made to the Company. The remaining $257,900 in principal and accrued interest of $300,404 were converted to a $558,304 promissory note which, as amended from time to time, is currently unsecured, bears interest at 9% per annum, and is payable upon demand.

        In September 1990, the Company issued a warrant to the Chief Executive Officer to purchase up to 88,173 shares of common stock of the Company at any time between September 1, 1990 and August 31, 1995 for $3.75 per share. Effective August 31, 1995, the expiration date of the warrant was extended to August 31, 2000.

        In June 1990, certain founders and key employees of the Company converted $503,144 of accrued salaries due them to 402,518 shares of common stock at the price of $1.25 per share, the estimated fair market value as determined by the Board of Directors. On December 31, 1993, certain key employees agreed to accept 276,318 shares of common stock, in exchange for cancellation of $690,798 of indebtedness for unpaid compensation and unreimbursed expenses. The exchange, which was at the price of $2.50 per share, was in excess of estimated fair market value on the issuance date as determined by the Board of Directors. All of the aforementioned shares, aggregating 678,836 shares, had a risk of forfeiture whereby, if the Company did not generate a minimum of $500,000 in total operating revenues from inception through December 31, 1995, all shares were to be returned to the Company and the holders would forfeit all rights to the shares and any claim to the previously accrued but unpaid compensation and expenses. Effective December 31, 1995, five of the parties, including the Chief Executive Officer, who were present or past employees, entered into agreements with the Company, whereby the forfeiture date for the Debt Conversion Agreements of 1990 and 1993 was extended from December 31, 1995 to December 31, 1997, in exchange for increasing the minimum total operating revenues from $500,000 to $1,000,000 to be achieved by December 31, 1997. The compensation expense previously recorded which related to the shares forfeited on December 31, 1995, was reversed in the 1995 statement of operations. Accordingly, a new measurement date exists for new shares issued subject to forfeiture on December 31, 1997. The value used to record compensation expense is the estimated fair market value as determined by the Board of Directors on December 31, 1995. One party claimed that his 88,848 shares are vested and that there was no need for him to enter into a new Agreement, and therefore had not entered into an Agreement under the new terms. As of December 31, 1997, when the Agreement terminated, the Company did not achieve the revenue goals set forth in the Agreement, as previously amended. Several former employees who are parties to the Agreement have indicated disagreement with the Company's position and, to date, none of the shares have been surrendered for cancellation. The Company's Chief Executive Officer and his wife, the Secretary and Treasurer of the Company, have indicated that they are willing to conditionally surrender their shares, (amounting to an aggregate of 402,245 shares) subject to resolution of the dispute with the aforementioned former employees. Until such time as the Company can obtain the surrender of all of these shares and the matter is fully resolved, the Company is accounting for all of the stock, which it has deemed forfeited, as issued and outstanding.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Assignment of Patents by Chief Executive Officer

        The Chief Executive Officer of the Company has assigned two patents to the Company:

        a) On June 6, 1991, the Chief Executive Officer assigned to the Company all rights to the inventions covered by U.S. Patent No. 5,091,432 (a composition of matter patent covering the "AIT" series of chemical compounds) and any corresponding foreign applications and patents, including all continuations, divisions, reissues and renewals of said applications and any patents issued out of or based upon said applications;
        b) On June 30, 1996, the Chief Executive Officer assigned to the Company all rights to the inventions covered by U.S. Patent No. 5,447,939, covering certain inventions in carbon monoxide dependent guanylyl cyclase and methods of use.

        Both patent assignment agreements, which were amended on July 26, 1996, expire concurrently with the expiration of the underlying patent and any patents derived therefrom. Under each of the Agreements, as amended, the Company is obligated to pay the Chief Executive Officer a royalty of two percent (2%) of all revenues derived by the Company from the use and sale by the Company of any products or methods included in the patents. Further, in the event that the Chief Executive Officer's employment is terminated by the Company without cause, the royalty rate under each Agreement was to be increased to five percent (5%). Finally, in the event of the Chief Executive Officer's death, the family or estate is entitled to continue to receive under each Agreement royalties at a rate of two percent (2%) for the duration of the respective agreement.

        McMaster University Agreement

        On July 10, 1996 the Company entered into a license agreement with McMaster University (the "University") which allows the Company use of certain chemical compounds developed by the University covered in a patent filed jointly by the Company and the University. Under the agreement the Company paid a one time licensing fee of $15,000 and is obligated to pay an annual royalty of five percent (5%) on net sales of products containing compounds developed by the University. The Company commenced payment of minimum annual royalties of $25,000 beginning July 1997.

        Employment Agreement

        Effective July 1, 1996, the Company entered into an employment agreement with the Chief Executive Officer. The agreement, among other things, provides for the grant of incentive stock options, an annual base salary with annual increases and an annual bonus based on the Company's attainment of certain performance objectives. The agreement terminates on June 30, 1999. The agreement also provides for guaranteed severance payments upon the Chief Executive Officer's termination of employment without cause, or upon a change of control of the Company. In connection with entering into this Agreement, the Chief Executive Officer was granted an incentive option to purchase 75,000 shares of common stock at 110 percent of fair market value at the date of grant ($4.13 per share). This option vests in three equal increments over the life of the agreement.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.      MARKETABLE SECURITIES

        A summary of marketable securities at December 31, 1996 and 1997 are as follows:

                                                             Gross          Gross
                                                          Unrealized      Unrealized       Market
    Type of Investment                          Cost         Gains         (Losses)         Value
    ------------------                          ----         -----         --------         -----
December 31, 1996:
    Held-to-Maturity:
      Commercial Paper                       $ 1,553,759   $        --    $   (10,769)   $ 1,542,990
      Corporate Bonds                          4,148,355         1,391           (468)     4,149,278
                                             -----------   -----------    -----------    -----------
                                               5,702,114         1,391        (11,237)     5,692,268
      U.S. Government Agencies                 1,746,432         1,468             --      1,747,900
                                             -----------   -----------    -----------    -----------
         Total Securities Held to Maturity   $ 7,448,546   $     2,859    $   (11,237)   $ 7,440,168
                                             ===========   ===========    ===========    ===========

December 31, 1997:
    Held-to-Maturity:
      Corporate Bonds                        $   168,992   $     1,008    $        --    $   170,000
                                             -----------   -----------    -----------    -----------
    Available-for-Sale:
      U.S. Government Treasury
        Notes and Bonds                        1,292,951        10,218           (388)     1,302,781
      U.S. Government guaranteed
        securities                               447,900         8,770             --        456,670
      Corporate Bonds                            203,276         1,656             --        204,932
                                             -----------   -----------    -----------    -----------
         Total securities available            1,944,127        20,644           (388)     1,964,383
                                             -----------   -----------    -----------    -----------

         Total Investments                   $ 2,113,119   $    21,652    $      (388)   $ 2,134,383
                                             ===========   ===========    ===========    ===========

     The above securities are shown in the accompanying balance sheet at December 31, 1997, as follows:

         Marketable securities and short-term investments:
                Held-to-Maturity                                  $    168,992
                Available-for-Sale                                   1,964,383
                                                                  ------------
                                                                  $  2,133,375
                                                                  ============

     There were no sales of securities for the year ended December 31, 1997.


4.      DEBT

        During August 1997, the Company established a Line of Credit Agreement with its bank which expires August 30, 1998. Borrowings under the Agreement (maximum $1,600,000) were originally secured by a marketable security having a face amount of $1,750,000. During December 1997, the security was redeemed by the issuer at face amount. Pursuant to the Agreement, current borrowings are secured by cash equivalents equal to approximately 111% of the outstanding loan amount. At December 31, 1997, the Company was indebted to the bank for $850,000 under the Agreement. Such debt was collateralized by restricted cash equivalents in the amount of $935,000. The interest rate on these borrowings was approximately 8% at December 31, 1997. At February 28, 1998, the Company had no borrowings under the Agreement.

        In September 1997, the Company financed the premium for a three year insurance policy through a borrowing from the insurer. The loan is payable through August 2000 in monthly installments of $9,475, including principal and 8.25% interest. Future installments of principal are as follows:

               Year                         Amount
               ----                         ------
               1998                        $ 94,886
               1999                         102,975
               2000                          73,574
                                           --------
                                           $271,435
                                           ========

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.      REVENUE FROM GRANTS

        In July 1995, a Small Business Innovative Research Grant (the SBIR Grant) from the National Institute of Health was completed and no additional funds were due or collected. The Company has received an aggregate of $497,128 from the SBIR Grant.

6.      PROVISION FOR INCOME TAXES

        No provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December, 31, 1997. At December 31, 1997, the Company had approximately $8 million of federal net operating loss carryforwards available to offset future United States taxable income, if any; and approximately $12 million of net operating loss carryforwards available for financial reporting purposes. Such carryforwards expire from 2009 through 2012. The primary differences between tax and financial reporting is the capitalization of certain start-up expenses for income tax reporting purposes which are expensed for financial reporting purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include but are not limited to, a cumulative ownership change of more than 50 percent over a three year period. At December 31, 1997, the effect of such limitation, if imposed, has not been determined. The Company's foreign subsidiary has a loss carryforward of approximately $1.7 million at December 31, 1997. The Company's foreign subsidiary has a loss carryforward of approximately $1.7 million at December 31, 1997, resulting principally from the transfer of licensing rights by the Parent to the foreign subsidiary and from the Parent Company's allocation of research and development costs to the foreign subsidiary during the period April through December 1997.

7.      COMMITMENTS AND CONTINGENCIES

        Facility Leases

        During late June 1997, the Company relocated to a new facility, which it leases from a property developer under a non-cancelable operating lease expiring in June 2004. The lease requires monthly rent payments (subject to increases in cost of living adjustments) ranging from $38,800 to $47,600 over its term, plus property taxes, insurance and maintenance reimbursements. The lease contains two five year options to renew at fair value rates in effect at the time of renewal. In addition, the Company leases certain office and telephone equipment under non-cancelable operating leases expiring in 2002. Minimum lease requirements for each of the next five years and thereafter under the aforementioned property and equipment leases follows:

               Years ending December 31:
                      1998                                             $  484,100
                      1999                                                501,600
                      2000                                                517,800
                      2001                                                513,400
                      2002                                                542,100
                      2003-2004                                           839,600
                                                                       ----------
                                                   Total               $3,398,600
                                                                       ==========

        Rent expense for the years ended December 31, 1997 and 1996 aggregated approximately $372,000 and $26,800 respectively.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        University Research Grants

        At December 31, 1997, the Company has committed to pay an aggregate of $320,700 to a number of universities, including $50,000 to the Reeve-Irvine Research Center at the University of California, Irvine, to conduct general scientific research programs and to provide for a Fellowship Grant. The Company anticipates paying all of these grants in 1998.

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

        Re-incorporation

        During June 1997, the stockholders of the Company approved the re-incorporation of the Company as a Delaware corporation. In connection therewith, a par value of $.001 per share was assigned to the common stock of the Company. The total number of authorized and issued shares remained unchanged.

        Common Stock

        During 1993, the Company issued to a financial consultant in exchange for investment banking services, 40,000 shares of common stock at $1.35 per share, the market value on issuance date, for an aggregate amount of $54,000.

        During 1994, three investors bought 13,000 shares of restricted (restrictions as to transferability) common stock at $2.50 per share, for an aggregate amount of $32,500, through a private placement. During 1995, six investors bought 22,000 shares of restricted common stock at $2.50 per share, for an aggregate amount of $55,000, through a private placement.

        From January 1, 1996 to June 20, 1996, 266,800 shares of restricted (restrictions as to transferability) common stock were issued at $2.50 per share, for an aggregate amount of $633,650 (net of commission), through a private placement.

        In June 1996, the Company filed a registration statement with the Securities and Exchange Commission offering to the public 2,500,000 units (the "Units"), each Unit consisting of one share of the Company's common stock (the "common stock"), and one warrant to purchase one share of common stock (the "warrants"). The registration statement became effective on September 26, 1996, and on October 1, 1996, the Company realized $17,363,003 in net proceeds from the sale of the 2,500,000 Units.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        On October 11, 1996, the principal underwriter of the offering exercised a portion of its overallotment option and purchased 200,000 Units for net cash of $1,389,280. The Units separated immediately following issuance and the common stock and Warrants that made up the Units trade only as separate securities.

9.      STOCK OPTIONS

        The Company has two stock option plans: the 1991 Stock Incentive Plan (the "1991 Plan") and the 1997 Stock Incentive Plan (collectively, the "Plans"). The Plans were adopted by the Company's shareholders and Board of Directors in May 1991 and June 1997, respectively, and provide for the granting of incentive and nonqualified stock options as well as other stock-based compensation. The 1991 Plan authorizes for issuance up to 140,000 shares of the Company's common stock and the number of shares issuable increases automatically each January 1 by a number equal to 1% of the then total outstanding shares. On August 7, 1996, the Company's shareholders approved an amendment to the 1991 Plan increasing the number of authorized shares by 60,000, to a total of 293,154 shares as of that date. As of January 1, 1998, the number of shares authorized under the 1991 Plan automatically increased by 54,658 (one percent of the total shares outstanding on that date) to a total of 347,812. Options which have been granted under the 1991 Plan contain vesting provisions determined by the Board of Directors which range from one to four years. The 1997 Plan authorizes for issuance up to 500,000 shares of the Company's common stock. Under the Plans, shares of the Company's common stock may be granted to directors, officers and employees of the Company, except that incentive stock options may not be granted to non-employee directors.

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

        Stock options have also been issued outside of the aforementioned plans to various consultants. During the period of December 1993 through December 1996, the Company issued a total of 194,000 options to purchase common stock to two technical consultants and a financial consultant in exchange for past and future services. The options are exercisable through December 31, 2001 at an exercise price of $0.025 per share. As the exercise price was lower than the fair market value of the stock on the date the options were granted, compensation expense was recorded for the difference between the option exercise price and the estimated fair market value of the stock as determined by the Board of Directors on the grant date. All options and warrants issued outside of the plan were vested and exercisable upon issuance. In September 1990, the Company issued a Warrant to the Chief Executive Officer of the Company to purchase 88,173 shares of common stock at $3.75 per share. The Warrant expires August 31, 2000.

        In January 1997, the Company issued stock options for 180,000 shares to a financial consultant at the exercise price of $3.875 per share. A portion (30,000) of the options, were vested immediately. The remaining 150,000 options will vest upon the occurrence of certain events as specified in the related agreements. The Company recognized $60,000 of compensation expense for these options pursuant to SFAS No. 123.

        The Company's 1987 Stock Incentive Plan expired in 1997. No options had been issued under that Plan.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        A summary of stock option activities are as follows:

                                              1995                         1996                      1997
                                    ------------------------     -----------------------  ------------------------
                                                 Weighted                    Weighted                  Weighted
                                                 Average                     Average                   Average
                                    Shares    Exercise Price     Shares   Exercise Price  Shares    Exercise Price
                                    ------    --------------     ------   --------------  ------    --------------

Outstanding at beginning of year    198,173       $0.28          240,173      $0.24       447,173        $3.15
Granted                              42,000        0.025         207,000       3.39       329,000         5.37
Exercised                                -            -                -          -      (104,000)        0.025
Forfeited                                -            -                -          -       (14,000)        4.29
Expired                                  -            -                -          -            -             -
                                    -------       -----          -------      -----       -------        -----
Outstanding, at end of year         240,173       $0.24          447,173      $3.15       658,173        $4.66
                                    =======       =====          =======      =====       =======        =====
Exercisable, at end of year         240,173       $0.24          270,173      $0.21       363,923        $1.18
                                    =======       =====          =======      =====       =======        =====

        The following table summarizes information about stock options outstanding at December 31, 1997:

                              Weighted    Weighted                 Weighted
  Range of        Number       Average    Average      Number      Average
  Exercise      Outstanding   Remaining   Exercise   Exercisable   Exercise
   Prices       at 12/31/97     Life       Price      12/31/97      Price
  --------      -----------   ---------   --------   -----------   --------
 .025 to 3.74       90,000       2.00         .025       90,000        .025
3.75 to 4.50      443,673       7.60        4.01       241,923       4.06
4.51 to 12.88     124,500       9.53        9.19        32,000       9.97

        As of December 31, 1997, there were 45,000 options outstanding under the 1997 plan, 254,000 options outstanding under the 1991 Plan and the remaining 359,173 outstanding options were granted outside of option plans.

        The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options, and does not recognize compensation expense when the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Directors' stock options are treated in the same manner as employee stock options for accounting purposes. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that statement.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: risk-free interest rates of 5.86%, 6.52% and 6.37%; zero expected dividend yields; expected lives of 5 years; expected volatility of 50 percent.

        For purposes of the following required pro forma information, the weighted average fair value of stock options granted in 1995, 1996 and 1997 was $2.48, $2.14 and $3.06, respectively. The total estimated fair value is amortized to expense over the vesting period.

                                      1995         1996           1997
                                   ---------   ------------    -----------
Pro forma net loss                 $(999,593)  $(1,218,389)    $(6,551,287)
Pro forma basic and diluted
  loss per share                   $   (0.48)  $     (0.37)    $     (1.21)

10.     SALARY DEFERRAL PLAN

        The Company established a 401(k) Salary Deferral Plan on January 1, 1990. The Plan allows eligible employees to defer part of their income on a tax-free basis. Contributions by the Company to the Plan are discretionary upon approval by the Board of Directors. To date, the Company has not made any contributions into the Plan.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.     RESEARCH ACTIVITIES

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

12.     EVENTS SUBSEQUENT TO DECEMBER 31, 1997

        On March 27, 1998, the Company executed an Agreement with a private investor which provides for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $15 million of its common stock, subject to a minimum put of $1 million. The Agreement expires thirty months after the effective date of a Registration Statement (which is required to be filed within 45 days of the closing) and, among other things, provides for minimum and maximum puts ranging from $500,000 to $2,000,000 depending on the Company's stock price and trading volume. Puts cannot occur more frequently than every 15 days, and are subject to a discount of 12% from the then current average market price, as determined under the Agreement. In addition, the Company is required to pay sales commissions consisting of cash and shares of common stock and will issue to the investor warrants to purchase 25,000 shares of common stock at 130% of the market price, as defined in the Agreement.

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



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth certain information with respect to each person who is an executive officer or a director of the Company:

Name                                        Age                 Position
----                                        ---                 --------
Executive Officers and Directors

Alvin J. Glasky, Ph.D.  .................    64       Chairman of the Board,
                                                      Chief Executive Officer,
                                                      President and Director

Samuel Gulko.............................    66       Chief Financial Officer
Stephen  Runnels.........................    48       Executive Vice President
Michelle S. Glasky, Ph.D.  ..............    38       Vice President Scientific Affairs
Mark J. Glasky...........................    35       Director
Frank M. Meeks...........................    52       Director
Carol O'Cleireacain, Ph.D.  .............    51       Director
Paul H. Silverman, Ph.D., D.Sc.  ........    72       Director
Rosalie H. Glasky........................    61       Secretary and Treasurer

Executive Officers and Directors

        Alvin J. Glasky, Ph.D., has been Chief Executive Officer, President and a director of AIT since its inception in June 1987, and has served as the Chairman of the Board, Chief Executive Officer, President and a director of the Company since July 1989, when AIT became a wholly-owned subsidiary of the Company. From March 1986 to January 1987, Dr. Glasky was Executive Director of the American Social Health Association, a non-profit organization. From 1968 until March 1986, Dr. Glasky was the President and Chairman of the Board of Newport Pharmaceuticals International, Inc., a publicly-held pharmaceutical company that developed, manufactured and marketed prescription medicines. From 1966 to 1968, Dr. Glasky served as Director of Research for ICN Pharmaceutical, Inc. and as Director of the ICN-Nucleic Acid Research Institute in Irvine, California. During that period he was also an assistant professor in the Pharmacology Department of the Chicago Medical School. Dr. Glasky currently is a Regent's Professor at the University of California, Irvine. Dr. Glasky received a B.S. degree in Pharmacy from the University of Illinois College of Pharmacy in 1954 and a Ph.D. degree in Biochemistry from the University of Illinois Graduate School in 1958. Dr. Glasky was also a Post-Doctoral Fellow, National Science Foundation, in Sweden.

        Mark J. Glasky has been a director of the Company since August 1994. Since 1982, Mr. Glasky has been employed by Bank of America NT&SA in various corporate lending positions and currently serves as Vice President Commercial Banking Manager. Mr. Glasky obtained a B.S. degree in International Finance from the University of Southern California in 1983 and an M.B.A. degree in Corporate Finance from the University of Texas at Austin in 1987.

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

        Carol O'Cleireacain, Ph.D., has been a director of the Company since September 1996. Dr. O'Cleireacain has served as an independent economic and management consultant in New York City since 1994. Since 1997 through 1998, Dr. O'Cleireacain has been an adjunct Associate Professor at the Wagner Graduate School of Public Service, New York University and at Barnard College, Columbia University and is serving on a Presidential Commission examining the possibility of a capital budget for the United States. Since May 1996, Dr. O'Cleireacain has served as a director of Franklin Research and Development Corp., an employee-owned investment company in Boston. From March 1996 until June 1997 Dr. O'Cleireacain was a Visiting Fellow, Economic Studies, at The Brookings Institution in Washington D.C., where she authored The Orphaned Capital:
Adopting the Right Revenues for the District of Columbia. From April 1994 through April 1996, Dr. O'Cleireacain served as the first nominee of the United Steelworkers of America and the first woman director of ACME Metals Inc. Dr. O'Cleireacain served as the Director of the New York City Office of Management and Budget from August 1993 until December 1993. From February 1990 until August 1993, Dr. O'Cleireacain was the Commissioner of the New York City Department of Finance. Dr. O'Cleireacain received a B.A. degree, with honors, in Economics from the University of Michigan in 1968, an M.A. degree in Economics from the University of Michigan in 1970 and a Ph.D. in Economics from the London School of Economics in 1977. Dr. O'Cleireacain is a member of the Council of Foreign Relations.

        Paul H. Silverman, Ph.D., D.Sc., has been a director of the Company since September 1996. Dr. Silverman has served as a Director for the Western Center of the American Academy of Arts and Sciences located on the University of California, Irvine campus since March 1997. Since March 1993, Dr. Silverman has also been an Adjunct Professor in the Department of Medicine at the University of California, Irvine. From January 1994 until July 1996 Dr. Silverman has served as an Associate Chancellor for the Center for Health Sciences at the University of California, Irvine. From August 1992 until January 1994, Dr. Silverman served as the Director of Corporate and Government Affairs at the Beckman Laser Institute and Medical Clinic in Irvine, California. From November 1990 until December 1993, Dr. Silverman served as Director of Scientific Affairs at Beckman Instruments, Inc. Prior to 1990, Dr. Silverman served as the Director of the Systemwide Biotechnology Research and Education Program for the University of California; the Director of the Donner Laboratory and an Associate Director of the Lawrence Berkeley Laboratory at the University of California, Berkeley; as the President of the University of Maine at Orono; as the President of The Research Foundation of the State University of New York, and as the head of the Department of Immunoparasitology at Glaxo, Ltd. Dr. Silverman received his Ph.D. in Parasitology and Epidemiology and his Doctor of Science degree from the University of Liverpool, England.

        Samuel Gulko has served as the Chief Financial Officer of the Company, on a part-time basis, since September 1996. From 1968 until March 1987, Mr. Gulko served as a partner in the audit practice of Ernst & Young, LLP, Certified Public Accountants. From April 1987 to the present, Mr. Gulko has been self-employed as a Certified Public Accountant and business consultant, as well as the part-time Chief Financial Officer of several companies, including a computer peripheral manufacturer (from April 1987 to March 1991) and a chain of medical clinics (from April 1987 to September 1990). Mr. Gulko obtained his B.S. degree in Accounting from the University of Southern California in 1958.

        Stephen Runnels joined the Company as Executive Vice President in April, 1997. Prior to joining the Company, Mr. Runnels held the position of Vice President, Marketing and Business Development for Sigma-Aldrich, Inc., a Fortune 500 manufacturer of biochemicals, pharmaceuticals, and biotechnology products. Mr. Runnels has also held positions as Vice President - Sales and Marketing for Irvine Scientific, and Vice President, International Operations for Gamma Biologicals. Mr. Runnels is certified by the American Society of Clinical Pathologists as a specialist in Immunohematology, and was an instructor of Clinical Immunology at Arizona State University. Mr. Runnels obtained a B.S. in Cell Biology from the University of Arizona.

        Michelle S. Glasky, Ph.D. joined the Company as Director of Scientific Affairs in July 1996 and was promoted to Vice President, Scientific Affairs in June 1997. Prior to joining the Company, Dr. M. Glasky worked at the Department of Pathology, University of Southern California School of Medicine, as a Research Associate and Laboratory Administrator from February 1991 until July 1996. Dr. M. Glasky served as a consultant to the Company from August 1990 to July 1996. Dr. M. Glasky holds a research professor position at the University of California, Irvine. Dr. M. Glasky received a B.A. degree in Microbiology from the University of California, San Diego in 1981, and a Ph.D. degree in Biomedical Sciences from the University of Texas Health Science Center in 1988. Dr. M. Glasky completed a post-doctoral fellowship at Stanford University School of Medicine.

        Rosalie H. Glasky has served as Treasurer and Secretary of the Company since November 1991.

        Mark J. Glasky and Dr. Michelle S. Glasky are the adult son and daughter, respectively, of Dr. Alvin Glasky and Rosalie Glasky. Dr. Alvin Glasky and Rosalie Glasky are husband and wife.

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

        Paul H. Silverman, Ph.D., D.Sc. See "Executive Officers and Directors."

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Based solely upon its review of the copies of reporting forms furnished to the Company, and written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding 10% or more of the Company's common stock with respect to the Company's fiscal year ended December 31, 1997, were satisfied, except that Rosalie Glasky inadvertently failed to file a Form 4 Statement of Changes in Beneficial Ownership on a timely basis in connection with the sale by her husband, Dr. Alvin J. Glasky, of shares of the Company's common stock. However, Dr. Alvin J. Glasky did timely file a Form 4 with respect to such sale. Mrs. Glasky has disclaimed beneficial ownership of these shares of common stock, and a filing with the correct information has been made with the Securities and Exchange Commission.


ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

        The following table sets forth summary information concerning the compensation of the Company's Chief Executive Officer (the "Named Executive Officer") and its Executive Vice President for services rendered to the Company in all capacities during the fiscal years ended December 31, 1996 and 1997. No other executive officer of the Company received compensation in 1997 in excess of $100,000.

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                                                      ------------
                                                 ANNUAL COMPENSATION                   SECURITIES
                                   ---------------------------------------------       UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR        SALARY        BONUS        OTHER          OPTIONS
---------------------------        ----        ------        -----        -----          -------
Alvin J. Glasky, Ph.D.
Chairman, Chief Executive Officer
  and President                    1997....  $ 199,992(1)   $   --      $   --          $   --
                                   1996....    165,398(2)       --          --            75,000
Stephen Runnels
Executive Vice President           1997....    108,513          --      $ 25,107(3)       62,000

----------
(1) Excludes prior years accrued salaries of $265,328 and auto allowances and expense account reimbursements previously accrued aggregating $84,516, all of which were paid in 1997.

(2) Includes an auto allowance of $450 per month. See "Employment Agreement". Of the total amounts, $72,998 has been paid and $92,400 has been accrued for 1996.

(3)     Represents a one-time relocation allowance.

OPTION GRANTS

        The following table sets forth the options granted during the period commencing January 1, 1997 and ending December 31, 1997 to the executive officers named in the Summary Compensation table:

              STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 1997


                                          PERCENTAGE OF
                                          TOTAL OPTIONS
                                            GRANTED TO    EXERCISE
                      OPTIONS GRANTED      EMPLOYEES IN     PRICE          EXPIRATION
      NAME            (NO. OF SHARES)       FISCAL YEAR   ($/SHARE)           DATE
      ----            ---------------       -----------   ---------           ----
      Stephen Runnels     50,000(1)             48%         $7.25        April 7, 2007

             "            12,000(2)             12%         $5.13        April 29, 2007

----------
(1) Option becomes exercisable in 25% increments, commencing twelve months from the date of grant and each year thereafter.
(2) Option becomes exercisable in 25% increments, commencing three months from the date of grant and each three months thereafter.

OPTIONS EXERCISES AND FISCAL YEAR-END VALUES

        The following table sets forth the options exercised during the period commencing January 1, 1997 and ending December 31, 1997 by the executive officers named in the Summary Compensation table:

    AGGREGATE STOCK OPTIONS EXERCISED IN FISCAL YEAR ENDED DECEMBER 31, 1997
                       AND FISCAL YEAR-END OPTION VALUES

                                               NUMBER OF SECURITIES
                                                   UNDERLYING               VALUE OF UNEXERCISED
                       NUMBER OF              UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                        SHARES                   FISCAL YEAR-END             FISCAL YEAR-END(1)
                       ACQUIRED     VALUE    ------------------------    -------------------------
NAME                  ON EXERCISE  REALIZED  EXERCISABLE  UNEXERCISED    EXERCISED     UNEXERCISED
----                  -----------  --------  -----------  -----------    ---------     -----------
Alvin J. Glasky, Ph.D.       -          -      25,000       75,000           -          $787,500
Stephen Runnels              -          -      12,000       62,000           -          $651,000

----------
(1) Based upon the closing price of the common stock on December 31, 1997, as reported by the NASDAQ National Market ($10.50 per share).

EMPLOYMENT AGREEMENT

        The Company has an employment agreement with Dr. Alvin J. Glasky, effective as of July 1, 1996. The agreement requires Dr. Glasky to devote all of his productive time, attention, knowledge and skill to the affairs of the Company during the term of the agreement. The agreement provides for an annual base salary of $200,000 with annual increases and an annual bonus based on the Company's attainment of certain performance objectives. The agreement ends on June 30, 1999 and may be terminated by the Company with or without cause as defined in the agreement. The agreement also provides for guaranteed severance payments equal to Dr. Glasky's annual base salary over the remaining life of the agreement upon the termination of employment without cause or upon a change in control of the Company. In connection with entering into this agreement, Dr. Glasky was granted an incentive stock option to purchase 75,000 shares of common stock at an exercise price of $4.13 per share, which vests in three equal increments over the life of Dr. Glasky's employment agreement.

COMPENSATION OF DIRECTORS

        Each of the Company's non-employee directors receives $1,000 for each Board of Directors meeting and $500 for each committee meeting attended (with the Chairperson of the Committee receiving $1,000). The directors are also reimbursed for certain expenses in connection with attendance at Board meetings. In June 1997, the Company granted to each non-employee director an option to purchase 10,000 shares of common stock at $12.88 per share.

STOCK OPTION PLANS

        The Company has two stock option plans: the 1991 Stock Incentive Plan (the "1991 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan") (the "Plans"). The Plans were adopted by the Company's shareholders and Board of Directors in May 1991 and June 17, 1997, respectively. The Company's 1987 Stock Incentive Plan, under which no options were issued, expired in 1997.

The 1991 Incentive Stock Option Plan

        The 1991 Plan provides for grants of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("the Code"), nonqualified stock options, SARs and bonus stock. The 1991 Plan authorized for issuance up to 140,000 shares of the Company's common stock. The number of shares issuable under the 1991 Plan is increased each January 1 by a number equal to one percent of the Company's then total outstanding shares. On August 7, 1996, the Company's shareholders approved an amendment to the 1991 Plan increasing the number of authorized shares by 60,000, to a total of 293,154 shares as of that date. As of January 1, 1997, the number of shares authorized under the 1991 Plan automatically increased by 53,618 (one percent of the total shares outstanding on that date) to a total of 346,772. Under the 1991 Plan, incentive stock options may be granted to employees, and nonqualified stock options, SARs and bonus stock may be granted to employees of the Company and other persons whose participation in the 1991 Plan is determined to be in the Company's best interest. As of January 1, 1998, there were options to purchase 91,772 shares of common stock outstanding under the 1991 Plan.

The 1997 Incentive Stock Option Plan

        The 1997 Plan provides for grants of "incentive stock options" within the meaning of the Code, nonqualified stock options and rights to purchase shares of common stock ("Purchase Rights"). The 1997 Plan authorized for issuance up to 500,000 shares of the Company's common stock, subject to adjustment in the number and kind of shares subject to the 1997 Plan and to outstanding shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Under the 1997 Plan, incentive stock options, nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates. Nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates, non-employee directors and officers, consultants and other service providers. As of January 1, 1998, there were options to purchase 455,000 shares of common stock outstanding under the 1997 Plan.

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

SECTION 401(k) PLAN

        In January 1990, the Company adopted the AIT Cash or Deferred Profit Sharing Plan (the "401(k) Plan") covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under
Section 401(k) of the Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,000 in 1998) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. The Company has not made any contributions to the 401(k) Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 16, 1998 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially 5% or more of the common stock, (ii) each of the Company's directors, (iii) the Named Executive Officer, and (iv) all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or entity, and unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                      SHARES              PERCENT OF
                                                   BENEFICIALLY           SHARES
NAME AND ADDRESS OF BENEFICIAL OWNERSHIP (1)        OWNED (1)           OUTSTANDING
-------------------------------------------         ---------           -----------
Alvin J. Glasky, Ph.D.(2).......................   1,314,161               23.5%
  157 Technology Drive
  Irvine, CA 92618

Mark J. Glasky (3)(4)...........................      28,479                  *

Michelle S. Glasky, Ph.D.(5)(6).................      19,480                  *

Frank M. Meeks(7)...............................      40,460                  *

Carol O'Cleireacain, Ph.D.(8)...................      20,000                  *

Paul H. Silverman, Ph.D., Sc.(8) ...............      20,000                  *
All Executive Officers and Directors
  as a group (nine persons)(9)..................   1,543,142               26.9%

----------
 *      less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 16, 1998, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2) Includes 88,173 shares issuable within 60 days of March 16, 1998 upon exercise of the Glasky Warrant and 4,000 shares owned by the AIT Cash or Deferred Profit Sharing Plan (401(k)), of which Dr. Glasky is the trustee. Does not include 55,962 shares beneficially owned by Dr. Glasky's wife, Rosalie H. Glasky, 28,479 shares beneficially owned by Mark J. Glasky and 19,480 shares beneficially owned by Dr. Michelle S. Glasky, Dr. Glasky's adult children, for which Dr. Glasky disclaims beneficial ownership.

(3)     Mark J. Glasky is the adult son of Dr. Alvin J. Glasky.

(4) Includes 20,000 shares subject to options held by Mr. Glasky which are currently exercisable or exercisable within 60 days of March 16, 1998, and 1,000 shares subject to currently exercisable Warrants.

(5)     Michelle S. Glasky, Ph.D., is the adult daughter of Dr. Alvin J. Glasky.

(6) Includes 12,000 shares subject to options held by Dr. Michelle S. Glasky which are currently exercisable or exercisable within 60 days of March 16, 1998, and 500 shares subject to currently exercisable Warrants.

(7) Includes 20,000 shares subject to options held by Mr. Meeks which are currently exercisable or exercisable within 60 days of March 16, 1998. Does not include 460 shares beneficially owned by Mr. Meeks' wife, for which Mr. Meeks disclaims beneficial ownership.

(8) Includes 20,000 shares subject to options held by each of Drs. O'Cleireacain and Silverman which are currently exercisable or exercisable within 60 days of March 16, 1998.

(9) Includes 88,173 shares issuable upon the exercise of the Glasky Warrant, 172,250 shares subject to options which are currently exercisable or exercisable within 60 days of March 16, 1998, 2,050 shares subject to currently exercisable Warrants.


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

        On June 30, 1990, in exchange for cancellation of $503,148 of indebtedness for unpaid compensation, the Company issued a total of 402,518 shares of common stock in the following amounts: Dr. Alvin Glasky, 184,000 shares; Sanford Glasky (the brother of Dr. Alvin Glasky), 60,012 shares; JoAnne Law, 24,344 shares; Luana Kruse, 19,200 shares; Rosalie Glasky (the wife of Dr. Glasky), 28,066 shares; and John W. Baldridge, 86,906 shares (the "1990 Restricted Stock Exchange"). On December 30, 1993, in exchange for cancellation of $690,795 of indebtedness for unpaid compensation and accrued expenses, the Company issued a total of 276,318 shares of common stock in the following amounts: Dr. Alvin Glasky, 169,001 shares; Sanford Glasky, 49,837 shares; JoAnne Law, 16,560 shares; Luana Kruse, 19,800 shares; Rosalie Glasky, 19,178 shares; and John W. Baldridge, 1,942 shares (the "1993 Restricted Stock Exchange"). Both the 1990 Restricted Stock Exchange and the 1993 Restricted Stock Exchange involved a risk of forfeiture whereby if the Company did not generate a minimum of $500,000 in total operating revenues from inception through December 31, 1995, all shares would be returned to the Company with the holders forfeiting all rights to the shares and forfeiting any claim to the previously accrued but unpaid compensation. Effective December 31, 1995, five of the parties, all of whom were present or past employees of the Company, entered into agreements with the Company whereby the forfeiture date was extended from December 31, 1995 to

December 31, 1997 in exchange of increasing the minimum total operating revenues which the Company would need to achieve in order to avoid forfeiture of the shares from $500,000 to $1,000,000, with such revenues to be achieved by December 31, 1997. The compensation expense previously recorded which related to the shares forfeited on December 31, 1995, was reversed in the 1995 statement of operations. Accordingly, a new measurement date exists for new shares issued subject to forfeiture on December 31, 1997. The value used to record compensation expense is the estimated fair market value as determined by the Board of Directors on December 31, 1995. One party claimed that his 88,848 shares are vested and that there was no need for him to enter into a new Agreement, and therefore had not entered into an Agreement under the new terms. As of December 31, 1997, when the Agreement terminated, the Company did not achieve the revenue goals set forth in the Agreement, as previously amended. Several former employees who are parties to the Agreement have indicated disagreement with the Company's position and, to date, none of the shares have been surrendered for cancellation. The Company's Chief Executive Officer and his wife, the Secretary and Treasurer of the Company, have indicated that they are willing to conditionally surrender their shares, (amounting to an aggregate of 402,245 shares) subject to resolution of the dispute with the aforementioned former employees. Until such time as the Company can obtain the surrender of all of these shares and the matter is fully resolved, the Company is accounting for all of the stock, which it has deemed forfeited, as issued and outstanding.

        On June 6, 1991, the Company entered into an agreement (the "1991 Patent Agreement") with Dr. Alvin Glasky whereby Dr. Glasky assigned to the Company all rights to the inventions covered by United States Patent No. 5,091,432 and any corresponding foreign applications and patents, including all continuations, divisions, reissues and renewals of said applications and any patents issued out of or based upon said applications (the "Assigned Rights"). The 1991 Patent Agreement was amended on July 26, 1996. The 1991 Patent Agreement, as amended, calls for the Company to pay Dr. Glasky a two percent royalty on all revenues derived by the Company from the use and sale by the Company of any products covered by these patents and applications or any patents derived from them. In the event that Dr. Glasky's employment is terminated by the Company without cause, the royalty rate shall be increased to five percent and in the event that Dr. Glasky dies during the term of the 1991 Patent Agreement, Dr. Glasky's family or estate shall be entitled to continue to receive royalties at the rate of two percent. The 1991 Patent Agreement terminates on the later of its ten year anniversary or the expiration of the final patent included within the Assigned Rights. On June 30, 1996, the Company and Dr. Glasky entered into an agreement whereby Dr. Glasky assigned to AIT all rights to the inventions covered by United States Patent No. 5,447,938 (the "1996 Patent Agreement"). The scope of the 1996 Patent Agreement as well as its terms and conditions are identical in all material respects to the 1991 Patent Agreement; provided, however, that the aggregate royalty amount with respect to any product shall be two percent (five percent in the event of termination without cause), even if a product is based on both patents. The 1996 Patent Agreement was also amended on July 26, 1996. Dr. Glasky will not receive any royalties with respect to sales of products which utilize patent rights licenses to the Company by McMaster University. See "ITEM 1 - Description of Business Patents and Proprietary Rights."

        On December 31, 1993, the Company issued 200,000 shares of common stock to Dr. Glasky in Exchange for cancellation of $500,000 of indebtedness for loans made by Dr. Glasky to the Company. Dr. Glasky received certain registration rights with respect to these shares. The remaining $257,900 in principal on the loans payable and accrued interest of $300,404 due to Dr. Glasky were converted into a $558,304 promissory note which, as amended from time to time, is currently unsecured, bears interest at 9% per annum, and is payable upon demand.

        In July 1996, all of the holders of the 75 outstanding Revenue Participation Units ("RPUs") converted their RPUs into an aggregate of 300,000 shares of common stock. As a part of this transaction, Dr. Glasky converted his 28 outstanding RPUs into a total of 112,000 shares of common stock. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

        a)      Exhibits

 EXHIBIT NO.                           DESCRIPTION
-------------- -----------------------------------------------------------------
      3.1      Certificate of Incorporation of the Registrant, as filed on
               May 7, 1997. (Filed as Exhibit B to the Definitive Proxy
               Statement dated May 8, 1997, for the Annual Meeting of
               Shareholders of NeoTherapeutics Colorado, the predecessor to
               Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

      3.2      Bylaws of the Registrant. (Filed as Exhibit C to the Definitive
               Proxy Statement dated May 8, 1997, for the Annual Meeting of
               Shareholders of NeoTherapeutics Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

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

     10.1      Intentionally omitted.

     10.2*     1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the
               Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

     10.3*     Employment Agreement between the Registrant and Alvin J. Glasky,
               Ph.D. (Filed as Exhibit 10.3 to the Registration Statement on
               Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

     10.4      Note dated June 21, 1996 between the Registrant and Alvin J.
               Glasky and related Security Agreement dated August 31, 1990.
               (Filed as Exhibit 10.4 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

 EXHIBIT NO.                           DESCRIPTION
-------------- -----------------------------------------------------------------
     10.5      Warrant to purchase common stock of the Registrant dated August
               31, 1990 held by Alvin J. Glasky. (Filed as Exhibit 10.6 to the
               Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

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

     10.8* Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

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

     10.11     Industrial Lease Agreement, dated January 16, 1997, between the
               Company and the Irvine Company. (Filed as Exhibit 10.11 to the
               Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997 and incorporated herein by reference.)

     10.12     Addendum to Note dated June 21, 1996 between the Registrant and
               Alvin J. Glasky. (Filed as Exhibit 10.12 to the Form 10-KSB for fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997 and incorporated herein by reference.)

     10.13     1997 Stock Incentive Plan. (Filed as Exhibit D to the Definitive
               Proxy Statement dated May 8, 1997, for the Annual Meeting of
               Shareholders of NeoTherapeutics Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

     10.14     Line of Credit Agreement dated as of August 20, 1997, between the
               Company and Sanwa Bank California.

     21.1      Subsidiaries of Registrant.

     27        Financial Data Schedule.

--------
* Indicates a management contract or compensatory plan or arrangement.

        (b)....Reports on Form 8-K. The Company did not file any reports on Form
8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NEOTHERAPEUTICS, INC.




Date:  March 30, 1998                 By:         /s/ Alvin J. Glasky
                                           -------------------------------------
                                                  Alvin J. Glasky, Ph.D.
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURE                         TITLE                        DATE
           ---------                         -----                        ----


      /s/ Alvin J. Glasky             Chairman of the Board,         March 30, 1998
-----------------------------         Chief Executive Officer,
      Alvin J. Glasky, Ph.D.          President and Director
                                      (Principal Executive Officer)


       /s/ Samuel Gulko               Chief Financial Officer        March 30, 1998
-----------------------------         (Principal Accounting and
         Samuel Gulko                 Financial Officer)


       /s/ Mark J. Glasky             Director                       March 30, 1998
-----------------------------
         Mark J. Glasky


       /s/ Frank M. Meeks             Director                       March 30, 1998
-----------------------------
         Frank M. Meeks


     /s/ Carol O'Cleireacain          Director                       March 30, 1998
     Carol O'Cleireacain, Ph.D.


      /s/ Paul H. Silverman           Director                       March 30, 1998
-----------------------------
   Paul H. Silverman Ph.D., D.Sc.

 EXHIBIT NO.                           DESCRIPTION
-------------- -----------------------------------------------------------------
      3.1      Amended and Restated Articles of Incorporation of the Registrant,
               as filed on August 7, 1996. (Filed as Exhibit 3.2 to the
               Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

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

     10.1      Intentionally omitted.

     10.2*     1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the
               Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

     10.3*     Employment Agreement between the Registrant and Alvin J. Glasky,
               Ph.D. (Filed as Exhibit 10.3 to the Registration Statement on
               Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

     10.4      Note dated June 21, 1996 between the Registrant and Alvin J.
               Glasky and related Security Agreement dated August 31, 1990.
               (Filed as Exhibit 10.4 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

 EXHIBIT NO.                           DESCRIPTION
-------------- -----------------------------------------------------------------
     10.5      Warrant to purchase common stock of the Registrant dated August
               31, 1990 held by Alvin J. Glasky. (Filed as Exhibit 10.6 to the
               Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

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

     10.8* Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

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

     10.11     Industrial Lease Agreement, dated January 16, 1997, between the
               Company and the Irvine Company. (Filed as Exhibit 10.11 to the
               Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997 and incorporated herein by reference.)

     10.12     Addendum to Note dated June 21, 1996 between the Registrant and
               Alvin J. Glasky. (Filed as Exhibit 10.12 to the Form 10-KSB for fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997 and incorporated herein by reference.)

     10.13     1997 Stock Incentive Plan. (Filed as Exhibit D to the Definitive
               Proxy Statement dated May 8, 1997, for the Annual Meeting of
               Shareholders of NeoTherapeutics Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

     10.14     Line of Credit Agreement dated as of August 20, 1997, between the
               Company and Sanwa Bank California.

     21.1      Subsidiaries of Registrant.

     27        Financial Data Schedule.

--------
* Indicates a management contract or compensatory plan or arrangement.

        (b)....Reports on Form 8-K. The Company did not file any reports on Form
8-K during the quarter ended December 31, 1996.