Form 10KSB/A
period 1997-12-31
NEOTHERAPEUTICS INC
filed 1998-05-15
CIK 831547

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

               For the transition period from ________ to ________

                         Commission File Number 0-28782

                            ------------------------

                              NEOTHERAPEUTICS, INC.
                 (Name of Small Business Issuer in its charter)

                DELAWARE                               93-0979187
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

          157 TECHNOLOGY DRIVE
           IRVINE, CALIFORNIA                             92618
 (Address of principal executive offices)              (Zip Code)

        Issuers telephone number:                     (949)788-6700

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants

                            ------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

        The following tables present summary information regarding the compensation paid and stock options granted to each of the Company's Chief Executive Officer and its Executive Vice President (the "Named Executive Officers") for services rendered to the Company in all capacities during the fiscal years ended December 31, 1996 and 1997. No other executive officer of the Company received compensation in 1997 in excess of $100,000.

                                     TABLE I
                           SUMMARY COMPENSATION TABLE

                                                                                                             LONG TERM
                                                                                                            COMPENSATION
                                                                                                               AWARDS
                                                                                                            ------------
                                                           ANNUAL COMPENSATION                               SECURITIES
                                                       --------------------------                            UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR           SALARY             BONUS            OTHER             OPTIONS
---------------------------------         ----         ----------          -------        -----------       ------------
Alvin J. Glasky, Ph.D
Chairman, Chief Executive Officer
  and President                           1997 .....   $199,992(1)         $   --         $     --                  --
                                          1996 .....   $165,398(2)             --               --              75,000
Stephen Runnels
Executive Vice President                  1997 .....   $108,513            $   --         $ 25,107(3)           62,000

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

                                    TABLE II
                    STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

                                       PERCENTAGE OF
                                       TOTAL OPTIONS
                        OPTIONS          GRANTED TO       EXERCISE
                        GRANTED         EMPLOYEES IN        PRICE          EXPIRATION
      NAME          (NO. OF SHARES)      FISCAL YEAR      ($/SHARE)           DATE
---------------     --------------     --------------     --------       --------------
Stephen Runnels         50,000(1)           48%             $7.25        April 29, 2007

       "                12,000(2)           12%             $5.13        April 7, 2007

----------

(1) Option becomes exercisable in 20% increments, commencing twelve months from the date of grant and each year thereafter.

(2)     Option becomes exercisable and vested 45 days from the date of grant.

STOCK OPTION EXERCISES AND FISCAL YEAR-END VALUES

        The following table presents certain information regarding the exercise of options to purchase shares of the Company's Common Stock by the Named Executive Officers during the period commencing January 1, 1997 and ending December 31, 1997:

                                        TABLE III
                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES
                                                             UNDERLYING                 VALUE OF UNEXERCISED
                          NUMBER OF                    UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                           SHARES                          FISCAL YEAR-END                FISCAL YEAR-END(1)
                          ACQUIRED       VALUE       -----------------------------   -----------------------------
NAME                     ON EXERCISE    REALIZED     EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
----                     -----------    --------     -----------     -------------   -----------     -------------
Alvin J. Glasky, Ph.D.        --           --           25,000         50,000          $159,250        $318,500
Stephen Runnels               --           --           12,000         50,000          $ 64,440        $162,500

----------

(1) Based upon the closing price of the Common Stock on December 31, 1997, as reported by the NASDAQ National Market ($10.50 per share).

EMPLOYMENT AGREEMENT

        The Company entered into an employment agreement with Dr. Alvin J. Glasky, effective as of July 1, 1996. The agreement requires Dr. Glasky to devote all of his productive time, attention, knowledge and skill to the affairs of the Company during the term of the agreement. The agreement provides for an annual base salary of $200,000 with annual increases and an annual bonus based on the Company's attainment of certain performance objectives. The agreement ends on June 30, 1999 and may be terminated by the Company with or without "cause" (as defined in the agreement). The agreement also provides for guaranteed severance payments equal to Dr. Glasky's annual base salary over the remaining life of the agreement upon the termination of employment without cause or upon a change in control of the Company. In connection with entering into this agreement, Dr. Glasky was granted an incentive stock option to purchase 75,000 shares of Common Stock at an exercise price of $4.13 per share, which vests in three equal increments over the life of Dr. Glasky's employment agreement.

COMPENSATION OF DIRECTORS

        Each of the Company's non-employee directors receives $1,000 for each Board of Directors meeting and $500 for each committee meeting attended (with the Chairman of the committee receiving $1,000). The directors are also reimbursed for certain expenses in connection with attendance at Board meetings. During the year ended December 31, 1997, the Company also granted to each director, other than the Chairman of the Board, an option to purchase 10,000 shares of Common Stock at $12.875 per share.

STOCK OPTION PLANS

        The Company has two stock option plans: the 1991 Stock Incentive Plan (the "1991 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan") (the "Plans"). The Plans were adopted by the Company's stockholders and Board of Directors in May 1991 and June 17, 1997, respectively. The Company's 1987 Stock Incentive Plan, under which no options were issued, expired in 1997.

The 1991 Incentive Stock Option Plan

        The 1991 Plan provides for grants of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options, stock appreciation rights ("SARs") and bonus stock. The 1991 Plan authorized for issuance up to 140,000 shares of the Company's Common Stock. The number of shares issuable under the 1991 Plan is increased each January 1 by a number equal to one percent of the Company's then total outstanding shares. On August 7, 1996, the Company's stockholders approved an amendment to the 1991 Plan increasing the number of authorized shares by 60,000, to a total of 293,154 shares as of that date. As of January 1, 1998, the number of shares authorized under the 1991 Plan automatically increased by 54,658 (one percent of the total shares outstanding on that date) to a total of 401,430. Under the 1991 Plan, incentive stock options may be granted to employees, and nonqualified stock options, SARs and bonus stock may be granted to employees of the Company and other persons whose participation in the 1991 Plan is determined to be in the Company's best interest. As of January 1, 1998, there were options to purchase 255,000 shares of Common Stock outstanding under the 1991 Plan.

The 1997 Incentive Stock Option Plan

        The 1997 Plan provides for grants of "incentive stock options" within the meaning of the Code, nonqualified stock options and rights to purchase shares of Common Stock ("Purchase Rights"). The 1997 Plan authorized for issuance up to 500,000 shares of the Company's Common Stock, subject to adjustment in the number and kind of shares subject to the 1997 Plan and to outstanding shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Under the 1997 Plan, incentive stock options, nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates. Nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates, non-employee directors and officers, consultants and other service providers. As of January 1, 1998, there were options to purchase 45,000 shares of Common Stock outstanding under the 1997 Plan.

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

        The exercise price of incentive stock options must be not less than the fair market value of a share of Common Stock on the date that the option is granted (110% with respect to optionees who own at least 10% of the outstanding Common Stock). Nonqualified options shall have such exercise price as determined by the Committee. The Committee has the authority to determine the time or times at which options granted under the Plans become exercisable, provided that options expire no later than ten years from the date of grant (five years with respect to optionees who own at least 10% of the outstanding Common Stock). Options are nontransferable, other than upon death, by will and the laws of descent and distribution, and incentive stock options may be exercised only by an employee while employed by the Company or within three months after termination of employment (one year for termination resulting from death or disability).

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

        On June 30, 1990, in exchange for cancellation of $503,144 of indebtedness for unpaid compensation, the Company issued a total of 402,517 shares of Common Stock in the following amounts: Dr. Alvin J. Glasky, 184,000 shares; Sanford Glasky (the brother of Dr. Alvin J. Glasky), 60,013 shares; JoAnne Law, 24,333 shares; Luana Kruse, 19,200 shares; Rosalie Glasky (the wife of Dr. Alvin J. Glasky), 28,065 shares; and John W. Baldridge, 86,906 shares (the "1990 Restricted Stock Exchange"). On December 30, 1993, in exchange for cancellation of $690,798 of indebtedness for unpaid compensation and accrued expenses, the Company issued a total of 276,317 shares of Common Stock in the following amounts: Dr. Alvin J. Glasky, 169,001 shares; Sanford Glasky, 49,837 shares; JoAnne Law, 16,559 shares; Luana Kruse, 19,800 shares; Rosalie Glasky, 19,178 shares; and John W. Baldridge, 1,942 shares (the "1993 Restricted Stock Exchange"). Both the 1990 Restricted Stock Exchange and the 1993 Restricted Stock Exchange involved a risk of forfeiture whereby if the Company did not generate a minimum of $500,000 in total operating revenues from inception through December 31, 1995, all shares would be returned to the Company with the holders forfeiting all rights to the shares and forfeiting any claim to the previously accrued but unpaid compensation. Effective December 31, 1995, five of the parties, all of whom were present or past employees of the Company, entered into agreements with the Company whereby the forfeiture date was extended from December 31, 1995 to December 31, 1997 in exchange for increasing the minimum total operating revenues which the Company would need to achieve in order to avoid forfeiture of the shares from $500,000 to $1,000,000, with such revenues to be achieved by December 31, 1997. One party claimed that his 88,848 shares are vested and that there was no need for him to enter into a new Agreement, and therefore had not entered into an Agreement under the new terms. As of December 31, 1997, the Company had not achieved the revenue goals set forth in the Agreements, as previously amended. Several former employees who are parties to the Agreements have indicated disagreement with the Company's position and, to date, none of the shares have been surrendered for cancellation. The Company's Chief Executive Officer and his wife, the Secretary and Treasurer of the Company, have indicated that they are willing to conditionally surrender their shares, (amounting to an aggregate of 400,244 shares) subject to resolution of the dispute with the aforementioned former employees. Until such time as the Company can obtain the surrender of all of these shares and the matter is fully resolved, the Company is accounting for all of the stock, which it has deemed forfeited, as issued and outstanding.

        On June 6, 1991, the Company entered into an agreement (the "1991 Patent Agreement") with Dr. Alvin J. Glasky whereby Dr. Glasky assigned to the Company all rights to the inventions covered by United States Patent No. 5,091,432 and any corresponding foreign applications and patents, including all continuations, divisions, reissues and renewals of said applications and any patents issued out of or based upon said applications (the "Assigned Rights"). The 1991 Patent Agreement was amended on July 26, 1996. The 1991 Patent Agreement, as amended, calls for the Company to pay Dr. Glasky a two percent royalty on all revenues derived by the Company from the use and sale by the Company of any products covered by these patents and applications or any patents derived from them. In the event that Dr. Glasky's employment is terminated by the Company without cause, the royalty rate shall be increased to five percent and in the event that Dr. Glasky dies during the term of the 1991 Patent Agreement, Dr. Glasky's family or estate shall be entitled to continue to receive royalties at the rate of two percent. The 1991 Patent Agreement terminates on the later of its ten year anniversary or the expiration of the final patent included within the Assigned Rights. On June 30, 1996, the Company and Dr. Glasky entered into an agreement whereby Dr. Glasky assigned to AIT all rights to the inventions covered by United States Patent No. 5,447,938 (the "1996 Patent Agreement"). The scope of the 1996 Patent Agreement as well as its terms and conditions are identical in all material respects to the 1991 Patent Agreement; provided, however, that the aggregate royalty amount with respect to any product shall be two percent (five percent in the event of termination without cause), even if a product is based on both patents. The 1996 Patent Agreement was also amended on July 26, 1996. Dr. Glasky will not receive any royalties with respect to sales of products which utilize patent rights licenses to the Company by McMaster University. See "ITEM 1 - Description of Business - Patents and Proprietary Rights."

        On December 31, 1993, the Company issued 200,000 shares of Common Stock to Dr. Alvin J. Glasky in Exchange for cancellation of $500,000 of indebtedness for loans made by Dr. Glasky to the Company. Dr. Glasky received certain registration rights with respect to these shares. The remaining $257,900 in principal on the loans payable and accrued interest of $300,404 due to Dr. Glasky were converted into a $558,304 promissory note which, as amended from time to time, is currently unsecured, bears interest at 9% per annum, and is payable upon demand.

        In July 1996, all of the holders of the 75 outstanding Revenue Participation Units ("RPUs") converted their RPUs into an aggregate of 300,000 shares of Common Stock. As a part of this transaction, Dr. Alvin J. Glasky converted his 28 outstanding RPUs into a total of 112,000 shares of Common Stock. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

        a)      Exhibits

  EXHIBIT NO.                             DESCRIPTION
  -----------                             -----------
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

      4.6      Warrant Agreement entered into between Neotherapeutics, Inc. and
               U.S. Stock Transfer Corporation dated as of September 25, 1996.
               (Filed as Exhibit 4.6 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

     10.1      Intentionally omitted.

  EXHIBIT NO.                             DESCRIPTION
  -----------                             -----------
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

     10.11     Industrial Lease Agreement, dated January 16, 1997, between the
               Company and the Irvine Company. (Filed as Exhibit 10.11 to the
               Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference).

     10.12     Addendum to Note dated June 21, 1996 between the Registrant and
               Alvin J. Glasky. (Filed as Exhibit 10.12 to the Form 10-KSB for fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference).

     10.13     1997 Stock Incentive Plan. (Filed as Exhibit D to the Definitive
               Proxy Statement dated May 8, 1997, for the Annual Meeting of
               Shareholders of NeoTherapeutics Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference).

  EXHIBIT NO.                             DESCRIPTION
  -----------                             -----------
     10.14(1)  Line of Credit Agreement dated as of August 20, 1997, between the
               Company and Sanwa Bank California.

     21.1(1)   Subsidiaries of Registrant.

     23        Consent of Arthur Andersen LLP.

     27(1)     Financial Data Schedule.

--------

*   Indicates a management contract or compensatory plan or arrangement.

(1) Previously filed.

    (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NEOTHERAPEUTICS, INC.

Date:  May 14, 1998                    By:         /s/ Samuel Gulko
                                         ---------------------------------------
                                                       Samuel Gulko
                                                  Chief Financial Officer
                                                (Principal Accounting and
                                                     Financial Officer)

                                  EXHIBIT INDEX

        EXHIBITS                     DESCRIPTION
        --------                     -----------
          23               Consent of Arthur Andersen LLP.