Form 10QSB
period 1998-03-31
NEOTHERAPEUTICS INC
filed 1998-05-15
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to

                         Commission File Number 0-28782
                                                -------

                              NEOTHERAPEUTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                       93-0979187
      (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

            157 TECHNOLOGY DRIVE
             IRVINE, CALIFORNIA                                     92618
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code:            (949) 788-6700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes       X                                       No
                    ---                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date:

             Class                                 Outstanding at May 4, 1998
   ---------------------------                     --------------------------
  Common Stock, $.001 par value                             5,474,307

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)


                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                                     Page No.
                                                                                       --------
ITEM 1.      FINANCIAL STATEMENTS
             Statement regarding financial information...............................      3

             Condensed Consolidated Balance Sheets as of March 31, 1998 and
                 December 31, 1997...................................................      4

             Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 and for the period from
                 inception (June 15, 1987) to March 31, 1998.........................      5

             Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 and for the period from
                 inception (June 15, 1987) to March 31, 1998.........................      6

             Notes to Condensed Consolidated Financial Statements....................      8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
             POSITION................................................................     13

PART II.     OTHER INFORMATION.......................................................     16

ITEM 2.      Changes in Securities and Use of Proceeds...............................     16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K........................................     19

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998
                      ------------------------------------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

STATEMENT REGARDING FINANCIAL INFORMATION
-----------------------------------------

        The financial statements included herein have been prepared by NeoTherapeutics, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                       March 31,          December 31,
ASSETS                                                                    1998                1997
                                                                      ------------        ------------
CURRENT ASSETS:                                                       (Unaudited)
    Cash and cash equivalents                                         $  3,669,957        $  6,063,347
    Restricted cash                                                             --             935,000
    Marketable securities and short-term investments                     2,192,366           2,133,375
    Other receivables, principally investment interest                      91,351             221,829
    Prepaid expenses and refundable deposits                               241,682             127,259
                                                                      ------------        ------------
        Total current assets                                             6,195,356           9,480,810
                                                                      ------------        ------------

PROPERTY AND EQUIPMENT, at cost:
    Equipment                                                            2,040,605           1,952,262
    Leasehold improvements                                               1,776,391           1,803,000
    Accumulated depreciation and amortization                             (386,648)           (279,913)
                                                                      ------------        ------------
        Property and equipment, net                                      3,430,348           3,475,349
                                                                      ------------        ------------

DEFERRED CHARGES AND DEPOSITS                                              214,739             242,314
                                                                      ------------        ------------

        TOTAL ASSETS                                                  $  9,840,443        $ 13,198,473
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Line of credit                                                    $         --        $    850,000
    Accounts payable and accrued expenses                                  724,032             975,339
    Accrued payroll and related taxes                                       79,677                  --
    Notes payable to related party                                         558,304             558,304
    Current portion of long-term debt                                       89,085              94,886
                                                                      ------------        ------------
        Total current liabilities                                        1,451,098           2,478,529

LONG-TERM DEBT, net
    of current portion                                                     151,584             176,549

DEFERRED RENT                                                               11,576                  --
                                                                      ------------        ------------
        Total liabilities                                                1,614,258           2,655,078
                                                                      ------------        ------------

STOCKHOLDERS' EQUITY:
    Common stock, no par value, 25,000,000 shares
     authorized:
      Issued and outstanding, 5,474,307 and 5,465,807
       shares at March 31, 1998 and December 31, 1997,
       respectively                                                     23,378,034          23,188,363
    Unrealized gains on available-for-sale securities                       21,666              20,256
    Deficit accumulated during the development stage                   (15,173,515)        (12,665,224)
                                                                      ------------        ------------
        Total stockholders' equity                                       8,226,185          10,543,395
                                                                      ------------        ------------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                          $  9,840,443        $ 13,198,473
                                                                      ============        ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                          AND 1997 AND THE PERIOD FROM
                   INCEPTION (JUNE 15, 1987) TO MARCH 31, 1998

                                             Three Months          Three Months          Inception
                                                Ended                  Ended              Through
                                              March 31,               March 31,           March 31,
                                                 1998                   1997                1998
                                            --------------         --------------       -------------
                                              (Unaudited)           (Unaudited)          (Unaudited)
REVENUES, from grants                       $            -         $            -       $     497,128
                                            --------------         --------------       -------------

OPERATING EXPENSES:
   Research and development                      1,787,962                548,815           9,263,029
   General and administrative                      740,289                498,964           6,510,671
                                            --------------         --------------       -------------

         Total operating expenses                2,528,251              1,047,779          15,773,700
                                            --------------         --------------       -------------

         LOSS FROM OPERATIONS                   (2,528,251)           (1,047,779)         (15,276,572)
                                            --------------         -------------        -------------

OTHER INCOME (EXPENSE):
   Interest income, net                             28,771                228,804             514,168
   Other income (expense)                           (8,811)                     -              37,889
                                            --------------         --------------       -------------

               Total other income                   19,960                228,804             552,057
                                            --------------         --------------       -------------

         NET LOSS                           $   (2,508,291)        $    (818,975)       $ (14,724,515)
                                            ==============         =============        =============

BASIC AND DILUTED LOSS
   PER SHARE                                $        (0.46)        $       (0.15)
                                            ==============         =============

Basic and Diluted Weighted Average
   Shares Outstanding                            5,467,206              5,361,807
                                            ==============         ==============

The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
         AND THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO MARCH 31, 1998

                                                                                              Period from
                                                      Three Months       Three Months          Inception
                                                         Ended              Ended               Through
                                                       March 31,           March 31,           March 31,
                                                          1998               1997                 1998
                                                      ------------        ------------        ------------
                                                       (Unaudited)         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          $ (2,508,291)       $   (818,975)       $(14,724,515)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and amortization                         106,735              11,472             512,137
       Compensation expense arising from
       stock options issued for services                   134,442              60,000             403,391
     Amortization of deferred compensation                      --                  --              93,749
     Increase in deferred rent                              11,576                  --              11,577
     Compensation expense for extension of
       Debt Conversion Agreements, net                          --                  --             503,147
     Gain on sale of assets                                     --                  --              (5,299)
     Decrease (increase) in other receivables              130,478             (86,116)            (91,105)
     (Increase) in prepaid expenses,
       deferred charges and refundable deposits            (86,848)            (24,874)           (406,418)
     (Decrease) increase in accounts
       payable and accrued expenses                       (251,308)             21,780             884,131
     Increase (decrease) in accrued payroll
       and related taxes                                    79,677            (295,648)            718,371
     Decrease (increase) in employee
       expense reimbursement and accrued
       interest to related parties                              --            (205,113)            300,404
                                                      ------------        ------------        ------------

     Net cash used in operating activities              (2,383,539)         (1,337,474)        (11,800,430)
                                                      ------------        ------------        ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                          Period from
                                                   Three Months       Three Months         Inception
                                                       Ended              Ended             Through
                                                     March 31,           March 31,          March 31,
                                                        1998               1997                1998
                                                   ------------        ------------        ------------
                                                     (Unaudited)       (Unaudited)      (Unaudited)
     CASH FLOWS FROM INVESTING
       ACTIVITIES:
         Purchases of property and
           equipment                                    (61,734)         (1,661,270)         (3,897,299)
         Purchases of marketable
           securities and short-term
           investments, net                             (58,991)         (3,776,146)         (2,192,366)
         Unrealized gain on
           available-for-sale
           securities                                     1,410                  --              21,666
         Payment of organization costs                       --                  --             (66,093)
         Proceeds from sale of equipment                     --                  --              29,665
         Issuance of notes receivable                        --                  --             100,000
                                                   ------------        ------------        ------------
         Net cash used in investing activities         (119,315)         (5,437,416)         (6,004,427)
                                                   ------------        ------------        ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from common stock issuance
           including Revenue Participation
           Units converted to common stock               55,230                  --          20,275,634
         Repayment of bank line of credit              (850,000)                 --                  --
         Decrease in restricted cash                    935,000                  --                  --
         (Repayment) issuance of installment
            note payable                                (30,766)                 --             240,668
         Proceeds from notes payable to
           related parties, net                              --                  --             757,900
         Cash at acquisition                                 --                  --             200,612
                                                   ------------        ------------        ------------

         Net cash provided by financing
           activities                                   109,464                  --          21,474,814
                                                   ------------        ------------        ------------

         Net increase (decrease) in cash             (2,393,390)         (6,774,890)          3,669,957

         Cash, beginning of period                    6,063,347           9,995,062                  --
                                                   ------------        ------------        ------------

         Cash, end of period                       $  3,669,957        $  3,220,172        $  3,669,957
                                                   ============        ============        ============

The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                     --------------------------------------
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 31, 1998
                                 --------------
                                   (Unaudited)
                                   -----------


1.      Summary of Significant Accounting Policies

        a.    Organization and Nature of Business
              In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 1998 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

              NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." and in June 1997, the Company was reincorporated in the state of Delaware. The Company has two wholly-owned subsidiaries, Advanced ImmunoTherapeutics, Inc. ("AIT"), incorporated in California in June 1987, and NeoTherapeutics, GmbH, incorporated in Switzerland in April 1997. All references to the "Company" hereinafter refer to NeoTherapeutics and its subsidiaries as a consolidated entity.

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

        c.    Research and Development
              All costs related to research and development activities are treated as expenses in the period incurred.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        d.    Marketable Securities and Short Term Investments
              The Company accounts for investments in marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires investments in debt and equity securities to be classified among three categories as follows: held-to-maturity, trading and available-for-sale. As of March 31, 1998, securities held by the Company were classified as "held-to-maturity" and "available-for-sale." Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on investment securities. A valuation allowance is not established to recognize temporary market value fluctuations as the Company has the intent and ability to hold these investments until maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Quoted market prices have been used in determining the fair value of these investments. Short-term investments consist of commercial paper and equivalent corporate obligations, corporate bonds and U.S. Government obligations and are stated at amortized cost with respect to held-to-maturity investments, and at fair value with respect to investments classified as available-for-sale securities.

        e.    Stock Based Compensation
              The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. SFAS 123 encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected as permitted by the standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.

        f.    Net Loss Per Share
              Net loss per share is calculated using the weighted average number of shares outstanding for the period. Common equivalent shares are excluded from the computation as their effect is antidilutive. In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted earnings per share (EPS) as previously required. The new standard requires additional information disclosures and also makes certain modifications to the EPS calculations defined in APB No. 15. There were no differences between loss per share as previously reported under APB No. 15 for the three month period ended March 31, 1997 and basic and diluted loss per share for this period as reported under SFAS No. 128.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        g.    New Pronouncements
              Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is a broad concept of an enterprise's financial performance, in that it includes all changes in equity during a period from transactions and events from nonowner sources. For the three months ended March 31, 1998, comprehensive income (loss) was not materially different from net income (loss).

              SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that adoption of this standard will materially affect the financial statements.

        h.    Use of Estimates
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.      Debt

        Line of Credit:
        The Company has available through August 30, 1998, a line of credit agreement with its bank, whereby it may borrow up to $1,600,000. Borrowings are collateralized by cash or marketable securities acceptable to the bank, equal to approximately 111% of the outstanding loan amount. Interest on any borrowings is payable at the lower of the bank's prime rate or another similar index as specified in the Agreement. At March 31, 1998, the Company had no borrowings under this line of credit.

        Long-Term Debt:
        The Company has financed the premium for a three year insurance policy. The loan is payable through August 2000 in monthly installments of $9,475, including 8.25% interest.

3.      Commitments and Contingencies

        Facility Leases:
        During June 1997, the Company relocated to a new facility which it occupies under a non-cancelable operating lease expiring in June 2004. The lease contains two five year options to renew at the fair value rates in effect at the time of renewal. Minimum monthly rents under this lease range from $38,800 to $47,600 through its term. The total minimum commitment under the new facility lease aggregates approximately $3.3 million through June 2004.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Research and Fellowship Grants:
        The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of March 31, 1998, the Company had committed to pay, through October 1998, approximately $382,000 for such grants and fellowships. Grant expense for the three-month periods ended March 31, 1998, and 1997 amounted to $71,000 and $99,500, respectively.

4.      Common Stock

        Line of Equity Agreement:
        On March 27, 1998, the Company executed an Agreement with a private investor for a $15 million equity line. The Agreement runs for a thirty month period commencing on the effective date of a Registration Statement that was filed on May 11, 1998 with the Securities and Exchange Commission. The Agreement provides for the Company, at its sole discretion, and subject to certain restrictions, to periodically sell ("put") shares of its common stock to the investor. Puts can be made every 15 days in amounts ranging from $250,000 to $2,000,000, depending on the trading volume and the market price of the stock at the time of each put, subject to aggregate minimum puts of $1 million over the life of the Agreement. At the time of each put, the investor receives a discount of 12% from the then current average market price, as determined under the Agreement, and the Company is required to pay sales commissions consisting of cash and shares of common stock to a financial advisor who acted as a finder in this transaction. The Agreement also required the Company to issue to the investor warrants to purchase 25,000 shares of common stock at $11.62 per share.

        Common Stock Subject to Forfeiture:
        In 1990 and 1993, certain founders and former key employees of the Company entered into Agreements to convert accrued salaries and unreimbursed expenses to an aggregate of 678,834 shares of common stock, of which 400,244 shares are owned by the Company's Chief Executive Officer and his wife, the Secretary-Treasurer of the Company. Under the Agreements, as amended, all of the shares issued are subject to forfeiture (and cancellation) if the Company failed to meet certain revenue goals over a period that expired December 31, 1997. Such revenue goals were not met. However, certain of the former employees are disputing, among other things, whether the revenue goals were met and, consequently, have not surrendered their stock for cancellation. The Company's Chief Executive Officer and the Secretary-Treasurer have indicated that they are willing to conditionally surrender their shares, subject to the ultimate resolution of the dispute with the aforementioned former employees. Until the ultimate resolution of this matter and the surrender and cancellation of these shares, the Company is accounting for all of such common stock, which it has deemed forfeited, as issued and outstanding.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.      Stock Options:
        Stock option activities for the three month period ended March 31, 1998 were as follows:

                                                       Option Price
                                        Shares           per Share
                                        ------           ---------
Outstanding at December 31, 1997        658,173        $0.025-$12.88
Granted                                 123,300            8.38-8.88
Exercised                                (4,500)           3.75-4.50
Expired                                      --                   --
                                       --------        -------------
Outstanding at March 31, 1998           776,973        $0.025-$12.88
                                       ========        =============

        During the three month periods ended March 31, 1998 and 1997, the Company recognized compensation expense for vested consultant options pursuant to SFAS 123 of $134,442 and $60,000, respectfully. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

        Overview:
        From the inception of the Company in 1987 through March 31, 1998, the Company incurred a cumulative net loss of approximately $14.7 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

        Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997:
        There were no revenues during the three months ended March 31, 1998 or the three months ended March 31, 1997.

        Research and development expenses for the three months ended March 31, 1998 increased approximately $1,239,000 or 226% over the same period in 1997. Current period increases were due primarily to costs and expenses associated with the conduct of clinical trials, rent of the Company's new facility, personnel additions, salary increases, consulting fees, research grants made by the Company, and depreciation. In the same period in 1997, the Company had not yet occupied its new facility and was conducting most of its research at offsite facilities with fewer personnel and had begun its first clinical trial late in the period. The Company expects its research and development expenses to continue to increase as it expands its laboratories in its new facility and increases its product development and clinical trial activities.

        General and administrative expenses increased approximately $241,300 or 48% from the same period in 1997 due to facilities rent, the addition of personnel, salary increases, insurance, professional and consulting fees, and travel. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income decreased by approximately $200,000 due to the reduction of invested funds remaining from the Company's public offering in September, 1996 and increased interest expense on borrowings. The Company expects its interest earnings to continue to decrease over the next year due to the use of its funds in current operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        From inception through March 31, 1998, the Company financed its operations primarily through grants, sales of equity securities, borrowings and deferred payment of salaries and other expenses from related parties. During September and October 1996, the Company effected the public sale of a total of 2,700,000 units of its common stock and attached warrants to the public. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The aggregate net proceeds of this offering amounted to approximately $18,176,000

        At March 31, 1998, working capital amounted to approximately $4.7 million. This amount included cash and cash equivalents of approximately $3.7 million and marketable securities and short-term investments of approximately $2.2 million. In comparison, at December 31, 1997, the Company had working capital of approximately $7 million, which included cash and cash equivalents of approximately $7 million (of which approximately $0.9 million was restricted) and marketable securities and short-term investments of approximately $2.1 million. The $2.3 million decrease in working capital during the three months is attributable primarily to the operating loss for the period.

        The Company is in the development stage devoting substantially all of its efforts to research and development. During its development stage, the Company has incurred cumulative losses of approximately $14.7 million through March 31, 1998, and expects to incur substantial losses over the next several years. In addition to the funds derived from its public offering, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least 12 months, the Company also believes that ultimately it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS
------------------------------------------

        The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-QSB:

        The Company has incurred losses in every year of its existence and expects to continue to incur significant operating losses for the next several years. The Company has never generated revenues from product sales and there is no assurance that revenue from product sales will ever be achieved. In addition, there is no assurance that any of the Company's proprietary products will ever be successfully developed, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance.

       The Company has no experience in manufacturing, procuring products in commercial quantities or marketing, and only limited experience in negotiating, setting up or maintaining strategic relationships and conducting clinical trials or other late stage phases of the regulatory approval process, and there is no assurance that the Company will successfully engage in any of these activities.

       The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least the next twelve months. However, if the Company experiences unanticipated cash requirements during the interim period or fails to obtain sufficient funding under its recent $15 million line of equity agreement, the Company could require additional funds sooner. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

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

        The above factors are not intended to be inclusive. A more comprehensive list of factors which could affect the Company's future operating results can be found in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, in "Item 1. Description of Business" under the caption "Factors Which May Affect Future Performance." Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

                                     PART II
                                OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

            On March 27, 1998, the Company entered into a Private Equity Line of Credit Agreement (the "Agreement") with a private investor, pursuant to which the Company may issue and sell, from time to time, shares of its Common Stock for cash consideration up to an aggregate of $15 million. Pursuant to the requirements of the Agreement, the Company has filed a Registration Statement on Form S-3 (the "Registration Statement") under the Securities Act of 1933 in order to permit the investor to resell to the public any shares that it acquires pursuant to the Agreement. Commencing as of the date the Registration Statement is declared effective by the Securities and Exchange Commission and continuing for a period of 30 months thereafter, the Company may from time to time at its sole discretion, and subject to certain restrictions set forth in the Agreement, sell ("put") shares of its Common Stock to the investor at a price equal to 88 percent of the then current average market price of the Company's Common Stock, as determined under the Agreement. Puts can be made every 15 days in amounts ranging from a minimum of $250,000 to a maximum of $2,000,000, depending on the trading volume and the market price of the Common Stock at the time of each put. The Company is required to put at least $1,000,000 of its Common Stock to the investor over the life of the Agreement. To date, no shares of Common Stock have been issued under the Agreement.

            In conjunction with the Agreement, on March 27, 1998, the Company issued to the investor a warrant (the "Warrant") which entitles the holder to purchase 25,000 shares of Common Stock of the Company at a price of $11.61875 per share. The Warrant is exercisable at any time beginning on September 24, 1998 and ending on September 24, 2001. The Warrant contains provisions that protect against dilution by adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events, such as a merger, stock split or reverse stock split, stock dividend or recapitalization. The exercise price of the Warrant is payable either (i) in cash or (ii) by a "cashless exercise", in which that number of shares of Common Stock underlying the Warrant having a fair market value at the time of exercise equal to the aggregate exercise price are cancelled as payment of the exercise price.

            Trinity Capital Advisors, Inc. ("Trinity") acted as a finder with respect to the negotiation and execution of the Agreement. The Company has issued 5,000 shares of its Common Stock to Trinity as consideration for the services provided by Trinity in connection with the Agreement. In addition, the Company is required to pay sales commissions to Trinity at the time of each put pursuant to the Agreement in an amount equal to 5% of the amount of the purchase price received by the Company in connection with each put. The commission is payable to Trinity in cash and shares of the Company's Common Stock.

            The securities issued and to be issued by the Company pursuant to the transactions described above have been and will be issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The foregoing transactions did not involve any public offering, the investors either received or had access to adequate information about the Company in order to make an informed investment decision, and the Company reasonably believed that each of the investors was "sophisticated" within the meaning of Section 4(2) of the Securities Act.

USE OF PROCEEDS FROM REGISTERED SECURITIES

            The following information is provided pursuant to Rule 463 of the Securities Act and Item 701(f) of Regulation S-B in connection with the Company's Registration Statement on Form SB-2 filed under the Securities Act:

(1)         Effective date of Registration Statement:                  September 26, 1996
            Commission file number:                                    333-05342-LA

(2)         Date offering commenced:                                   September 26, 1996

(3)         Offering terminated before securities sold:                Not applicable

(4)         Disclosures:

            (i)         Has offering terminated:                       No
            (ii)        Managing underwriter(s):                       Paulson Investment Company, Inc.
                                                                       First Colonial Securities Group, Inc.
            (iii)       Title of each class of securities registered:  Common stock
                                                                       Common stock purchase Warrants*

        *Each common stock purchase warrant entitles the holder to purchase one share of common stock at an exercise price of $11.40 per share. The common stock purchase warrants expire 5 years from September 26, 1996. Outstanding common stock purchase warrants may be redeemed by the Company, in whole or in part, at any time upon at least 30 days prior written notice to the registered holders thereof, at a price of $0.25 per warrant, provided that the closing bid price of the common stock has been at least $22.80 for the 20 consecutive trading days immediately preceding the date of the notice of redemption.

            (iv) Information regarding each class of securities:


                                                                   Common Stock
                                                   Common            Purchase
                                                    Stock            Warrants
                                                 -----------       -----------
               Amount registered                   2,875,000         2,875,000
               Aggregate offering price of
                  amount registered              $21,850,000       $         0
               Amount sold                         2,700,000         2,700,000
               Aggregate offering price of
                  amount sold                    $20,520,000       $         0

            (v)         Expenses of offering:                                A*               B*
                                                                        ----------       ----------
                              Underwriting discounts
                                and commissions                         $        0      $ 1,436,400
                              Finders fees                              $        0      $    50,000
                              Expenses paid to or for underwriter       $        0      $   331,317
                              Other expenses                            $        0      $   525,502
                                                                                        -----------
                              Total expenses                                            $ 2,343,219
                                                                                        ===========
            (vi)        Net offering proceeds                                           $18,176,781
                                                                                        ===========
            (vii)       Use of Net Proceeds through March 31, 1998:

                                                                                   A*              B*
                                                                               ----------      -----------
                         Construction of plant, building and facilities                        $ 1,776,391
                         Purchase and installation of machinery and
                           equipment                                                           $ 1,950,858
                         Repayment of indebtedness                             $  533,613            9,000
                         Working capital                                                       $ 8,122,180

                         TEMPORARY INVESTMENT
                         Money market and short-term investments                               $ 5,784,739

                         *A: Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

                         *B:     Direct or indirect payments to others.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

              4.1 Private Equity Line of Credit Agreement between Registrant and Kingsbridge Capital Limited dated as of March 27, 1998. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-52331), and incorporated herein by reference.)

              4.2 Registration Rights Agreement between Registrant and Kingsbridge Capital Limited dated as of March 27, 1998. (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-52331), and incorporated herein by reference.)

              4.3 Warrant to Purchase up to 25,000 shares of Common Stock of Registrant, issued to Kingsbridge Capital Limited as of March 27, 1998. (Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-52331), and incorporated herein by reference.)

              27.        Financial Data Schedule

(b)         Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEOTHERAPEUTICS, INC.


Date:  May 15, 1998                         By: /s/ Alvin J. Glasky
                                               ---------------------------------
                                                    Alvin J. Glasky, Ph.D.,
                                                    President


Date:  May 15, 1998                         By: /s/ Samuel Gulko
                                               ---------------------------------
                                                    Samuel Gulko,
                                                    Chief Financial Officer
                                                    (Principal Acounting and
                                                    Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                               Description
------                               -----------

  4.1 Private Equity Line of Credit Agreement between Registrant and Kingsbridge Capital Limited dated as of March 27, 1998. (Filed as
             Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-52331), and incorporated herein by reference.)

  4.2 Registration Rights Agreement between Registrant and Kingsbridge Capital Limited dated as of March 27, 1998. (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-52331), and incorporated herein by reference.)

  4.3 Warrant to Purchase up to 25,000 shares of Common Stock of Registrant, issued to Kingsbridge Capital Limited as of March 27, 1998. (Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-52331), and incorporated herein by reference.)

  27         Financial Data Schedule