Form 10QSB
period 1998-06-30
NEOTHERAPEUTICS INC
filed 1998-08-14
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

                         Commission File Number 0-28782
                                               ---------
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

                                Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

             Class                               Outstanding at July 24, 1998
  -----------------------------                  ----------------------------
  Common Stock, $.001 par value                           5,523,806

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                 Page No.
                                                                                --------
ITEM 1.   FINANCIAL STATEMENTS
        Statement regarding financial information...................................3

        Condensed Consolidated Balance Sheets as of June 30, 1998 and
             December 31, 1997......................................................4

        Condensed Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997...........................................5

        Condensed Consolidated Statements of Operations for the six months ended
             June 30, 1998 and 1997 and for the period from inception
             (June 15, 1987) to June 30, 1998.......................................6

        Condensed Consolidated Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997 and for the period from inception
             (June 15, 1987) to June 30, 1998.......................................7

        Notes to Condensed Consolidated Financial Statements........................9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL POSITION..............................11

PART II   OTHER INFORMATION........................................................15

ITEM 2.   CHANGES IN SECURITIES....................................................15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS..........................................................16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................17

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998
                          PART I FINANCIAL INFORMATION

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        June 30,         December 31,
                                                                          1998               1997
                                                                      ------------       ------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $  1,913,326       $  6,063,347
    Restricted cash                                                             --            935,000
    Marketable securities and short-term investments                     2,265,521          2,133,375
    Other receivables, principally investment interest                      46,965            221,829
    Prepaid expenses and refundable deposits                               199,907            127,259
                                                                      ------------       ------------
        Total current assets                                             4,425,719          9,480,810
                                                                      ------------       ------------
PROPERTY AND EQUIPMENT, at cost:
    Equipment                                                            2,107,238          1,952,262
    Leasehold improvements                                               1,783,586          1,803,000
    Accumulated depreciation and amortization                             (504,543)          (279,913)
                                                                      ------------       ------------
        Property and equipment, net                                      3,386,281          3,475,349
                                                                      ------------       ------------

DEFERRED CHARGES AND DEPOSITS                                              180,841            242,314
                                                                      ------------       ------------
        TOTAL ASSETS                                                  $  7,992,841       $ 13,198,473
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Line of credit                                                    $         --       $    850,000
    Accounts payable and accrued expenses                                1,048,210            975,339
    Accrued payroll and related taxes                                       77,796                 --
    Notes payable to related party                                         558,304            558,304
    Current portion of long-term debt                                       98,867             94,886
                                                                      ------------       ------------
        Total current liabilities                                        1,783,177          2,478,529

LONG-TERM DEBT, net of current portion                                     126,100            176,549
DEFERRED RENT                                                               23,154                 --
                                                                      ------------       ------------
        Total liabilities                                                1,932,431          2,655,078
                                                                      ------------       ------------

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 25,000,000 shares authorized:
        Issued and outstanding, 5,523,806 and 5,465,807 shares
          at June 30, 1998 and December 31, 1997, respectively          23,799,165         23,188,363
    Unrealized gains on available-for-sale securities                       16,247             20,256
    Deficit accumulated during the development stage                   (17,755,002)       (12,665,224)
                                                                      ------------       ------------
        Total stockholders' equity                                       6,060,410         10,543,395
                                                                      ------------       ------------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                          $  7,992,841       $ 13,198,473
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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months       Three Months
                                                     Ended              Ended
                                                    June 30,           June 30,
                                                      1998               1997
                                                  -----------       -----------
                                                  (Unaudited)       (Unaudited)
REVENUES                                          $        --       $        --
                                                  -----------       -----------

OPERATING EXPENSES:
   Research and development                         1,886,253           836,206
   General and administration                         757,222           569,357
                                                  -----------       -----------

           Total operating expenses                 2,643,475         1,405,563
                                                  -----------       -----------

LOSS FROM OPERATIONS                               (2,643,475)       (1,405,563)
                                                  -----------       -----------


OTHER INCOME (EXPENSE):
   Interest, net                                       66,591           185,624
   Other income (expense)                              (4,603)            8,354
                                                  -----------       -----------

           Total other income (expense)                61,988           193,978
                                                  -----------       -----------


         NET LOSS                                 $(2,581,487)      $(1,211,585)
                                                  ===========       ===========

BASIC AND DILUTED LOSS PER
   COMMON SHARE                                   $     (0.47)      $     (0.23)
                                                  ===========       ===========

Basic and Diluted Weighted Average
   Common Shares Outstanding                        5,493,280         5,364,884
                                                  ===========       ===========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Period from
                                                                                     Inception
                                              Six Months         Six Months       (June 15, 1987)
                                                Ended              Ended              Through
                                               June 30,           June 30,            June 30,
                                                 1998               1997                1998
                                             ------------       ------------       ------------
                                              (Unaudited)        (Unaudited)        (Unaudited)
 REVENUES, from grants                       $         --       $         --       $    497,128
                                             ------------       ------------       ------------

 OPERATING EXPENSES:
    Research and development                    3,674,215          1,385,021         11,149,282
    General and administrative                  1,497,511          1,068,321          7,267,893
                                             ------------       ------------       ------------

           Total operating expenses             5,171,726          2,453,342         18,417,175
                                             ------------       ------------       ------------

 LOSS FROM OPERATIONS                          (5,171,726)        (2,453,342)       (17,920,047)
                                             ------------       ------------       ------------

 OTHER INCOME (EXPENSE):
    Interest income (expense), net                 95,362            414,428            580,759
    Other income (expense)                        (13,414)             8,354             33,286
                                             ------------       ------------       ------------

           Total other income (expense)            81,948            422,782            614,045
                                             ------------       ------------       ------------

           NET LOSS                          $ (5,089,778)      $ (2,030,560)      $(17,306,002)
                                             ============       ============       ============


BASIC AND DILUTED LOSS PER
    COMMON SHARE                             $      (0.93)      $      (0.38)
                                             ============       ============

 Basic and Diluted Weighted Average
    Common Shares Outstanding                   5,482,487          5,363,354
                                             ============       ============


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Period from
                                                                                         Inception
                                                  Six Months         Six Months       (June 15, 1987)
                                                     Ended              Ended             Through
                                                    June 30,           June 30,           June 30,
                                                      1998               1997              1998
                                                 ------------       ------------       ------------
                                                   (Unaudited)       (Unaudited)         (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss)                                     $ (5,089,778)      $ (2,030,560)      $(17,306,002)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and amortization                    224,630             30,217            630,032
     Issuance of common stock for services            184,382             60,000            453,331
     Amortization of deferred compensation                 --                 --             93,749
     Increase in deferred rent                         23,154                 --             23,154
     Compensation expense for extension of
       Debt Conversion Agreements, net                     --                 --            503,147
     Gain on sale of assets                                --                 --             (5,299)
     Decrease (increase) in other
       receivables                                    174,864            (41,348)           (46,719)
     Decrease (increase) in prepaid
       expenses and refundable deposits               (11,175)            47,985           (330,745)
     Increase (decrease)in accounts payable
       and accrued expenses                            72,871            830,227          1,208,310
     Increase (decrease) in accrued payroll
       and related payroll taxes                       77,796           (280,009)           716,490
     Increase (decrease) in employee
       expense reimbursement and  accrued
       interest to related parties                         --           (122,396)           300,404
                                                 ------------       ------------       ------------

     Net cash used in operating activities         (4,343,256)        (1,505,884)       (13,760,148)
                                                 ------------       ------------       ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                        Period from
                                                                                         Inception
                                                  Six Months         Six Months       (June 15, 1987)
                                                     Ended              Ended             Through
                                                    June 30,           June 30,           June 30,
                                                      1998               1997              1998
                                                 ------------       ------------       ------------
                                                   (Unaudited)       (Unaudited)         (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment             (135,562)       (2,625,553)       (3,971,127)
    Proceeds from sale of equipment                       --                --            29,665
    Purchases of marketable securities
      and short-term investments, net               (132,146)       (2,576,775)       (2,265,521)
    Unrealized gains from investments                 (4,009)           10,548            16,247
    Payment of organization costs                         --                --           (66,093)
    Issuance of notes receivable                          --                --           100,000
                                                 -----------       -----------       -----------
    Net cash used in investing
      activities                                    (271,717)       (5,191,780)       (6,156,829)
                                                 -----------       -----------       -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from common stock issuance
      including Revenue Participation Units
      converted to common stock                      426,420               250        20,646,824
    (Repayment) of bank line of credit, net         (850,000)               --                --
    (Repayment) issuance of installment
      note payable                                   (46,468)               --           224,967
    Decrease in restricted cash                      935,000                --                --
    Proceeds from notes payable to
      related parties, net                                --                --           757,900
    Cash at acquisition                                   --                --           200,612
                                                 -----------       -----------       -----------
    Net cash provided by financing
      activities                                     464,952               250        21,830,303
                                                 -----------       -----------       -----------
    Net increase (decrease) in cash and
      cash equivalents                            (4,150,021)       (6,697,414)        1,913,326
    Cash and cash equivalents,
      beginning of period                          6,063,347         9,995,062                --
                                                 -----------       -----------       -----------
    Cash and cash equivalents, end of period     $ 1,913,326       $ 3,297,648       $ 1,913,326
                                                 ===========       ===========       ===========


              The accompanying notes are an integral part of these
                        condensed consolidated statements

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


1.      Summary of Significant Accounting Policies

        a.    Organization and Nature of Business
              In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 1998 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

              NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." and in June 1997, the Company was reincorporated in the state of Delaware. The Company has two wholly-owned subsidiaries, Advanced ImmunoTherapeutics, Inc. ("AIT"), incorporated in California in June 1987, and NeoTherapeutics, GmbH, incorporated in Switzerland in April 1997. All references to the "Company" hereinafter refer to NeoTherapeutics, Inc. and its subsidiaries as a consolidated entity.

              The Company is a development-stage biopharmaceutical enterprise engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions such as memory deficits associated with Alzheimer's disease and aging, stroke, spinal cord injuries and Parkinson's disease.

2.      Debt

        Line of Credit:
        The Company has available through August 30, 1998, a line of credit agreement with its bank, whereby it may borrow up to $1,600,000. Borrowings are collateralized by cash or marketable securities acceptable to the bank, equal to approximately 111% of the outstanding loan amount. Interest on any borrowings is payable at the lower of the bank's prime rate or another similar index as specified in the Agreement. At June 30, 1998, the Company had no borrowings under this line of credit.

        Long-Term Debt:
        The Company has financed the premium for a three year insurance policy. The loan is payable through August 2000 in monthly installments of $9,475, including 8.25% interest.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.      Commitments and Contingencies

        Research and Fellowship Grants:
        The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of June 30, 1998, the Company had committed to pay, through November 1998, approximately $105,000 for such grants and fellowships. Grant expense for the six-month periods ended June 30, 1998, and 1997 amounted to $248,000 and $160,000, respectively.

4.      Common Stock

        Line of Equity Agreement:
        On March 27, 1998, the Company executed an Agreement with a private investor for a $15 million equity line. The Agreement runs for a thirty month period commencing on the effective date of a Registration Statement that was filed on May 11, 1998 with the Securities and Exchange Commission. The Registration Statement was declared effective by the Securities and Exchange Commission on August 13, 1998. The Agreement provides for the Company, at its sole discretion, and subject to certain restrictions, to periodically sell ("put") shares of its common stock to the investor. Puts can be made every 15 days in amounts ranging from $250,000 to $2,000,000, depending on the trading volume and the market price of the stock at the time of each put, subject to aggregate minimum puts of $1 million over the life of the Agreement. At the time of each put, the investor receives a discount of 12% from the then current average market price, as determined under the Agreement. Pursuant to the Agreement, the Company also issued to the investor warrants to purchase 25,000 shares of common stock at $11.62 per share.

5.      Stock Options:
        Stock option activities for the six month period ended June 30, 1998 were as follows:

                                                           Option Price
                                            Shares          per Share
                                            -------       -------------
Outstanding at December 31, 1997            658,173       $0.025-$12.88
Granted                                     123,300           8.38-8.88
Exercised                                   (12,000)          3.75-4.50
Expired/forfeited                              (300)               8.88
                                            -------       -------------
Outstanding at June 30, 1998                769,173       $0.025-$12.88
                                            =======       =============

        During the six month periods ended June 30, 1998 and 1997, the Company recognized compensation expense for vested consultant options pursuant to SFAS 123 of $184,382 and $60,000, respectfully. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

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

RESULTS OF OPERATIONS

        Overview:
        From the inception of the Company in 1987 through June 30, 1998, the Company incurred a cumulative net loss of approximately $17.3 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

        Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997:
        There were no revenues during the three months ended June 30, 1998 or the three months ended June 30, 1997.

        Research and development expenses for the three months ended June 30, 1998 increased approximately $1,050,000 or 126% over the same period in 1997. Current period increases were due primarily to costs and expenses associated with the conduct of clinical trials and preclinical testing, rent and operating costs of the Company's new facility, personnel additions and salary increases, research grants made by the Company and depreciation. Partially offsetting these costs and expense increases was a reduction in consulting and professional fees during the current period. In the same period in 1997, the Company did not occupy its new facility until the last month of the quarter and had conducted most of its research at offsite facilities with fewer personnel. The Company expects its research and development expenses to continue to increase as it expands its laboratories in its new facility and increases its product development and clinical trial activities.

        General and administrative expenses increased approximately $187,900 or 33% from the same period in 1997 due to facilities rent, the addition of personnel, salary increases and professional and consulting fees. These cost and expense increases were partially offset by a reduction in travel expense during the current period. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income decreased by approximately $119,000 due to the reduction of invested funds remaining from the Company's public offering in September 1996 and increased interest expense on borrowings. The Company expects its interest earnings to continue to decrease over the next year due to the use of its funds in current operations.

        Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
        1997:
        There were no revenues during the six months ended June 30, 1998 or the six months ended June 30, 1997.

        Research and development expenses for the six months ended June 30, 1998 increased approximately $2,289,000 or 165% over the same period in 1997. Current period increases were due primarily to costs and expenses associated with the conduct of clinical trials, rent and operating costs of the Company's new facility, personnel additions and salary increases. In the same period in 1997, the Company did not occupy its new facility until the last month of the period and was conducting most of its research at offsite facilities with fewer personnel. The Company expects its research and development expenses to continue to increase as it expands its laboratories in its new facility and increases its product development and clinical trial activities.

        General and administrative expenses increased approximately $429,000 or 40% from the same period in 1997 due to increases in rent and operating costs of the Company's new facility, the addition of personnel, salary increases and professional and consulting fees. These cost increases were partially offset by a reduction in travel expense during the current period. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income decreased by approximately $319,000 due to the reduction of invested funds remaining from the Company's public offering in September 1996 and increased interest expense on borrowings. The Company expects its interest earnings to continue to decrease over the next year due to the use of its funds in current operations.


LIQUIDITY AND CAPITAL RESOURCES

        From inception through June 30, 1998, the Company financed its operations primarily through grants, sales of equity securities, borrowings and deferred payment of salaries and other expenses from related parties. During September and October 1996, the Company effected the public sale of a total of 2,700,000 units of its common stock and attached warrants to the public. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The aggregate net proceeds of this offering amounted to approximately $18,176,000.

        At June 30, 1998, working capital amounted to approximately $2.6 million. This amount included cash and cash equivalents of approximately $1.9 million and marketable securities and short-term investments of approximately $2.3 million. In comparison, at December 31, 1997, the Company had working capital of approximately $7 million, which included cash and cash equivalents of approximately $7 million (of which approximately $0.9 million was restricted) and marketable securities and short-term investments of approximately $2.1 million. The $4.4 million decrease in working capital during the six months is attributable primarily to the operating loss for the period.

        The Company is in the development stage devoting substantially all of its efforts to research and development. During its development stage, the Company has incurred cumulative losses of approximately $17.3 million through June 30, 1998, and expects to incur substantial losses over the next several years. In addition to the funds derived from its public offering, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least 12 months, the Company also believes that ultimately it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

        (iv) Information regarding each class of securities:

                                                               Common Stock
                                                 Common          Purchase
                                                 Stock           Warrants
                                              -----------      -----------
             Amount registered                  2,875,000        2,875,000
             Aggregate offering price of
               amount registered              $21,850,000      $         0
             Amount sold                        2,700,000        2,700,000
             Aggregate offering price of
               amount sold                    $20,520,000      $         0

        (v)    Expenses of offering:                                    A*               B*
                                                                   -----------      -----------
                  Underwriting discounts
                    and commissions                                $         0      $ 1,436,400
                  Finders fees                                     $         0      $    50,000
                  Expenses paid to or for underwriter              $         0      $   331,317
                  Other expenses                                   $         0      $   525,502
                                                                                    ===========
                  Total expenses                                                    $ 2,343,219
                                                                                    ===========

        (vi)   Net offering proceeds                                                $18,176,781
                                                                                    ===========

        (vii)  Use of Net Proceeds through June 30, 1998:
                                                                        A*               B*
                                                                   -----------      -----------
               Construction of plant, building and facilities                       $ 1,783,586
               Purchase and installation of machinery and
                 equipment                                                          $ 2,017,491
               Repayment of indebtedness                           $   533,613            9,000
               Working capital                                                      $ 9,636,507

               TEMPORARY INVESTMENT
               Money market and short-term investments                              $ 4,196,584

               *A: Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

               *B:  Direct or indirect payments to others.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on June 16, 1998:

         1. Five of the following persons were elected as Class I directors to serve for a two-year term expiring at the Annual Meeting of Stockholders to be held in 2000, and Dr. Joseph Rubinfeld was elected as a Class II director to serve for the remainder of the current two-year term expiring at the Annual Meeting of the Stockholders to be held in 1999 or until their successors are elected and qualified:

                                                               Number of Votes Cast
                  Name                                 For      Authority Withheld
                  ----                              ---------  --------------------
               Samuel Gulko                         4,791,488         50,700
               Frank M. Meeks                       4,827,713         14,475
               Eric L. Nelson, Ph.D                 4,837,413          4,775
               Stephen Runnels                      4,791,788         50,400
               Joseph Rubinfeld, Ph.D               4,837,713          4,475
               Paul H. Silverman, Ph.D., D.Sc       4,837,413          4,775

2. A proposal to consider and act upon the ratification of the selection of Arthur Andersen LLP as independent public accountants of the Company was approved by the following vote:

               Votes Cast                            Number of Shares
               ----------                            ----------------
               For                                      4,830,813

               Against                                      1,405

               Abstain                                      9,970


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        27.   Financial Data Schedule

(b) Reports on Form 8-K.

        A report on Form 8-K was filed on April 2, 1998 to report two press releases of the Company, each dated April 1, 1998, and a transcript of the Company's web site page dated April 1, 1998.

        A report on Form 8-K was filed on April 23, 1998 to report a press release of the Company dated April 16, 1998.

        A report on Form 8-K was filed on May 12, 1998 to report a press release of the Company dated May 11, 1998.

        A report on Form 8-K was filed on May 22, 1998 to report three press releases of the Company, each dated May 21, 1998.

        A report on Form 8-K was filed on June 1, 1998 to report a transcript of the Company's web site page dated June 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEOTHERAPEUTICS, INC.


Date:  August 14, 1998             By  /s/ Alvin J. Glasky, Ph.D.
                                     ------------------------------------------
                                           Alvin J. Glasky, Ph.D., President



Date:  August 14, 1998             By  /s/ Samuel Gulko
                                     ------------------------------------------
                                           Samuel Gulko, Chief Financial Officer
                                           Secretary and Treasurer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX




(a) Exhibits

        27.   Financial Data Schedule