Form 10QSB
period 1998-09-30
NEOTHERAPEUTICS INC
filed 1998-11-09
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from              to
                                   -------------   --------------


                        Commission File Number 000-28782
                                               ---------


                              NEOTHERAPEUTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  DELAWARE                                   93-0979187
       (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                  Identification No.)


            157 TECHNOLOGY DRIVE
             IRVINE, CALIFORNIA                                92618
  (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (949) 788-6700
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X        No
                           ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

          Class                                 Outstanding at October 30, 1998
---------------------------                     -------------------------------
Common Stock, $.001 par value                             5,848,275


                               Page 1 of 19 Pages
                            Exhibit Index on Page 20

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                                TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           Statement regarding financial information...............................    3

           Condensed Consolidated Balance Sheets as of September 30, 1998 and
           December 31, 1997.......................................................    4

           Condensed Consolidated Statements of Operations for the three months
           ended September 30, 1998 and 1997.......................................    5

           Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997 and for the period from inception
           (June 15, 1987) to September 30, 1998...................................    6

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 and for the period from inception
           (June 15, 1987) to September 30, 1998...................................    7

           Notes to Condensed Consolidated Financial Statements....................    9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL POSITION..................................................   12

PART II    OTHER INFORMATION.......................................................   16

ITEM 2.    CHANGES IN SECURITIES...................................................   16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................   18

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                          PART I FINANCIAL INFORMATION

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30,    December 31,
                                                              1998            1997
                                                          -------------    ------------
                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                             $    903,631    $  6,063,347
    Restricted cash                                                 --         935,000
    Marketable securities and short-term investments         2,096,453       2,133,375
    Notes and accounts receivable                              102,651         221,829
    Prepaid expenses and refundable deposits                   177,454         127,259
                                                          ------------    ------------
        Total current assets                                 3,280,189       9,480,810
                                                          ------------    ------------

PROPERTY AND EQUIPMENT, at cost:
    Equipment                                                2,150,169       1,952,262
    Leasehold improvements                                   1,785,695       1,803,000
    Accumulated depreciation and amortization                 (621,051)       (279,913)
                                                          ------------    ------------
        Property and equipment, net                          3,314,813       3,475,349
                                                          ------------    ------------
DEFERRED CHARGES AND DEPOSITS                                  157,328         242,314
                                                          ------------    ------------
        TOTAL ASSETS                                      $  6,752,330    $ 13,198,473
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                        $         --    $    850,000
    Accounts payable and accrued expenses                    1,100,932         975,339
    Accrued payroll and related taxes                           80,469              --
    Notes payable to related party                             558,304         558,304
    Current portion of long-term debt                          432,867          94,886
                                                          ------------    ------------
        Total current liabilities                            2,172,572       2,478,529

LONG-TERM DEBT, net of current portion                       1,242,272         176,549

DEFERRED RENT                                                   34,732              --
                                                          ------------    ------------
        Total liabilities                                    3,449,576       2,655,078
                                                          ------------    ------------
STOCKHOLDERS' EQUITY:
      Common Stock, $.001 par value, 25,000,000 shares
        authorized:
      Issued and outstanding, 5,682,203 and 5,465,807
        shares at September 30, 1998 and December 31,
        1997, respectively                                  24,016,165      23,188,363
    Unrealized gains on available-for-sale securities           41,713          20,256
    Deficit accumulated during the development stage       (20,755,124)    (12,665,224)
                                                          ------------    ------------
        Total stockholders' equity                           3,302,754      10,543,395
                                                          ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 6,752 ,330    $ 13,198,473
                                                          ============    ============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                           Three Months     Three Months
                                               Ended            Ended
                                           September 30,    September 30,
                                               1998              1997
                                           -------------    -------------
REVENUES                                    $        --      $        --
                                            -----------      -----------
OPERATING EXPENSES:
   Research and development                   2,264,926        1,372,040
   General and administration                   718,792          604,782
                                            -----------      -----------
           Total operating expenses           2,983,718        1,976,822
                                            -----------      -----------
LOSS FROM OPERATIONS                         (2,983,718)      (1,976,822)
                                            -----------      -----------
OTHER INCOME (EXPENSE):
   Interest, net                                (10,552)         165,291
   Other expense                                 (5,851)          (1,599)
                                            -----------      -----------
           Total other income (expense)         (16,403)         163,692
                                            -----------      -----------
         NET LOSS                           $(3,000,121)     $(1,813,130)
                                            ===========      ===========
NET LOSS PER SHARE                          $     (0.54)     $     (0.33)
                                            ===========      ===========
Weighted average shares outstanding           5,569,768        5,433,194
                                            ===========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                         Period from
                                                                          Inception
                                          Nine Months     Nine Months  (June 15, 1987)
                                             Ended          Ended          Through
                                         September 30,   September 30,   September 30,
                                             1998            1997            1998
                                         ------------    ------------    ------------
 REVENUES, from grants                   $         --    $         --    $    497,128
                                         ------------    ------------    ------------
 OPERATING EXPENSES:
    Research and development                5,939,141       2,757,061      13,414,208
    General and administrative              2,216,303       1,673,103       7,986,685
                                         ------------    ------------    ------------
           Total operating expenses         8,155,444       4,430,164      21,400,893
                                         ------------    ------------    ------------
 LOSS FROM OPERATIONS                      (8,155,444)     (4,430,164)    (20,903,765)
                                         ------------    ------------    ------------
 OTHER INCOME (EXPENSE):
    Interest income, net                       84,810         579,720         570,207
    Other income (expense)                    (19,265)          6,755          27,435
                                         ------------    ------------    ------------
           Total other income                  65,545         586,475         597,642
                                         ------------    ------------    ------------
           NET LOSS                      $ (8,089,899)   $ (3,843,689)   $(20,306,123)
                                         ============    ============    ============
NET LOSS PER SHARE                       $      (1.47)   $      (0.71)
                                         ============    ============
Weighted Average Shares Outstanding        5,511,130       5,397,698
                                         ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                Period from
                                                                                 Inception
                                                  Nine Months    Nine Months   (June 15, 1987)
                                                     Ended          Ended          Through
                                                 September 30,  September 30,   September 30,
                                                     1998            1997            1998
                                                -------------   -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                      $ (8,089,899)   $ (3,843,689)   $(20,306,123)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and amortization                   341,138         117,850         746,540
     Issuance of Common Stock for services           234,323          60,000         503,273
     Amortization of deferred compensation                --              --          93,749
     Increase in deferred rent                        34,731              --          34,731
     Compensation expense for extension of
       Debt Conversion Agreements, net                    --              --         503,147
     Gain on sale of assets                               --              --          (5,299)
     Decrease (increase) in other receivables        119,178         (21,787)       (102,405)
     Decrease (increase) in prepaid
       expenses deferred charges and
       refundable deposits                            34,790        (160,642)       (284,780)
     Increase in accounts payable and
       accrued expenses                              125,593         314,698       1,261,032
     Increase (decrease) in accrued payroll
       and related payroll taxes                      80,468        (265,521)        719,162
     Increase (decrease) in employee
       expense reimbursement and accrued
       interest to related parties                        --        (205,113)        300,404
                                                ------------    ------------    ------------

     Net cash used in operating activities        (7,119,678)     (4,004,204)    (16,536,569)
                                                ------------    ------------    ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)

                                                                                 Period from
                                                                                  Inception
                                                 Nine Months     Nine Months   (June 15, 1987)
                                                    Ended           Ended          Through
                                                September 30,   September 30,   September 30,
                                                    1998            1997            1998
                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment         $   (180,602)   $ (3,112,802)   $ (4,016,167)
    Proceeds from sale of equipment                       --              --          29,665
    Purchases of marketable securities
      and short-term investments, net                 36,922      (2,742,687)     (2,096,453)
    Unrealized gains from investments                 21,457              --          41,713
    Payment of organization costs                         --              --         (66,093)
    Issuance of notes receivable                          --              --         100,000
                                                ------------    ------------    ------------
    Net cash used in investing
      activities                                    (122,223)     (5,855,489)     (6,007,335)
                                                ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Common Stock issuance
      including Revenue Participation Units
      converted to Common Stock                      593,481           2,600      20,813,884
    (Repayment) issuance of bank line of
      credit                                        (850,000)        550,000              --
    Issuance of installment notes payable          1,500,000         326,625       1,826,625
    Repayment of installment notes payable           (96,296)        (32,662)       (151,486)
    Decrease in restricted cash                      935,000              --              --
    Proceeds from notes payable to related
      parties, net                                        --              --         757,900
    Cash at acquisition                                   --              --         200,612
                                                ------------    ------------    ------------
    Net cash provided by financing
      activities                                   2,082,185         846,563      23,447,535
                                                ------------    ------------    ------------
    Net increase (decrease) in cash and
       cash equivalents                           (5,159,716)     (9,013,130)        903,631
    Cash and cash equivalents, beginning
       of period                                   6,063,347       9,995,062              --
                                                ------------    ------------    ------------
    Cash and cash equivalents, end of
      period                                    $    903,631    $    981,932    $    903,631
                                                ============    ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


1.  Summary of Significant Accounting Policies

    Organization and Nature of Business

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 1998, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the accompanying financial statements and notes should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be expected for a full year.

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

2.  Debt

    Long-Term Debt:

        Effective September 1998, the Company entered into a $2 Million Master Note and Security Agreement with a finance company affiliated with its bank. Through September 30, 1998, the Company received $1,500,000 to finance prior equipment and computer software purchases and has an additional $500,000 available over the next year for similar purchases. The Company has pledged substantially all of its assets, exclusive of its patents and other intellectual properties, to the bank and the aforementioned finance company as collateral for this borrowing. Borrowings are to be repaid over a 42 month period and bear interest at approximately 12%. Monthly principal and interest payments at September 30, 1998 aggregate $41,277 and are payable through February 2002, with a final installment of $150,000 payable in March 2002. The Company has also granted to the finance company a warrant to purchase up to 13,459 shares of its Common Stock at $7.43 a share.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The Company has financed the premium for a three year insurance policy. The loan is payable through August 2000 in monthly installments of $9,475, bearing 8.25% annual interest.

3.  Commitments and Contingencies

    Research and Fellowship Grants:

        The Company periodically makes non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of September 30, 1998, the Company had committed to pay, through September 1999, approximately $426,000 for such grants and fellowships. Grant expense for the nine-month periods ended September 30, 1998, and 1997 amounted to approximately $373,000 and $250,000, respectively.

4.  Common Stock

    Line of Equity Agreement:

        On March 27, 1998, the Company executed a $15 million Private Equity Line of Credit Agreement (the "Agreement") with a private investor expiring in February 2001. The Agreement provides for the Company, at its sole discretion, and subject to certain restrictions, to periodically sell ("put") shares of its Common Stock to the investor. Puts can be made every 15 days in amounts ranging from $250,000 to $2,000,000, depending on the trading volume and the market price of the stock at the time of each put, subject to aggregate minimum puts of $1 million over the life of the Agreement. At the time of each put, the investor receives a discount of 12% from the then current average market price, as determined under the Agreement. Pursuant to the Agreement, the Company also issued to the investor warrants to purchase 25,000 shares of Common Stock at $11.62 per share. As of September 30, 1998, the Company had put a total of 41,398 shares of its Common Stock to the investor pursuant to the Agreement for a total price of $250,000.

    Notes Receivable From Stock Sales:

        On August 31, 1998, certain officers and directors of the Company exercised non-qualified stock options for 62,000 shares of Common Stock. The exercise price of the stock options was at $4.50 per share for 50,000 shares and $5.13 per share for 12,000 shares for an aggregate purchase price of $286,560, represented by notes issued by the purchasers. The notes are full recourse promissory notes bearing interest at 7% and are collateralized by the stock issued upon the exercise of the stock options. Interest and principal are payable two years after the issue dates. The notes have been offset against the underlying Common Stock in the accompanying financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Stock Options:

        Stock option activities for the nine month period ended September 30, 1998 were as follows:

                                                                 Option Price
                                               Shares              per Share
                                              --------          --------------
Outstanding at December 31, 1997               658,173          $0.025-$12.875
Granted                                        183,300           5.625-  8.875
Exercised                                     (134,000)          0.025-  5.13
Expired/forfeited                               (1,300)                  8.875
                                              --------          --------------
Outstanding at September 30, 1998              706,173          $0.025-$12.875
                                              ========          ==============

        During the nine month periods ended September 30, 1998 and 1997, the Company recognized compensation expense for vested consultant options pursuant to SFAS 123 of $234,323 and $60,000, respectfully. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

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

RESULTS OF OPERATIONS

        Overview:

        From the inception of the Company in 1987 through September 30, 1998, the Company incurred a cumulative net loss of approximately $20.3 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

        Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997:

        There were no revenues during the three months ended September 30, 1998 or the three months ended September 30, 1997.

        Research and development expenses for the three months ended September 30, 1998 increased approximately $893,000 or 65% over the same period in 1997. Current period increases were due primarily to costs and expenses associated with the conduct of clinical trials and preclinical testing, personnel additions, research grants made by the Company and increased depreciation due to additions of equipment and leasehold improvements. The Company expects its research and development expenses to continue to increase as it expands its laboratories in its new facility and increases its product development and clinical trial activities.

        General and administrative expenses increased approximately $114,000 or 19% from the same period in 1997 due to the addition of personnel, increases in investor relation activities, travel and professional and consulting fees. These cost and expense increases were partially offset by a reduction in employee relocation expense during the current period. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income decreased by approximately $176,000 due to the reduction of invested funds remaining from the Company's public offering in September 1996 and increased interest expense on borrowings. The Company expects its interest earnings to continue to decrease over the next year due to the use of its funds in current operations.

        Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997:

        There were no revenues during the nine months ended September 30, 1998 or the nine months ended September 30, 1997.

        Research and development expenses for the nine months ended September 30, 1998 increased approximately $3,182,000 or 115% over the same period in 1997. Current period increases were due primarily to costs and expenses associated with the conduct of clinical trials, rent and operating costs of the Company's new facility, depreciation and personnel additions. In the same period in 1997, the Company did not occupy its new facility until late June 1997 and was conducting most of its research at offsite facilities with fewer personnel. The Company expects its research and development expenses to continue to increase as it expands its laboratories in its new facility and increases its product development and clinical trial activities.

        General and administrative expenses increased approximately $543,000 or 32% from the same period in 1997 due to increases in rent and operating costs of the Company's new facility, the addition of personnel, depreciation, and professional and consulting fees. These cost increases were partially offset by a reduction in travel expense during the current period. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income decreased by approximately $495,000 due to the reduction of invested funds remaining from the Company's public offering in September 1996 and increased interest expense on borrowings. The Company expects its interest earnings to continue to decrease over the next year due to the use of its funds in current operations.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through September 30, 1998, the Company financed its operations primarily through grants, sales of equity securities, borrowings and deferred payment of salaries and other expenses from related parties. During September and October 1996, the Company effected the public sale of a total of 2,700,000 units of its Common Stock and attached warrants to the public. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock. The aggregate net proceeds of this offering amounted to approximately $18,176,000

        At September 30, 1998, working capital amounted to approximately $1.1 million. This amount included cash and cash equivalents of approximately $0.9 million and marketable securities and short-term investments of approximately $2.1 million. In comparison, at December 31, 1997, the Company had working capital of approximately $7 million, which included cash and cash equivalents of approximately $7 million (of which approximately $0.9 million was restricted) and marketable securities and short-term investments of approximately $2.1 million. The $5.9 million decrease in working capital during the nine months is attributable primarily to the operating loss for the period of approximately $8.1 million, offset, among other things, by long-term debt financing of $1.5 million and proceeds of approximately $0.6 million from sales of Common Stock.

        The Company is in the development stage devoting substantially all of its efforts to research and development. During its development stage, the Company has incurred cumulative losses of approximately $20.3 million through September 30, 1998, and expects to incur substantial losses over the next several years. In addition to the funds derived from its public offering, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. While the Company believes that its existing capital resources including the recently obtained $2 million Master Note and Security Agreement and the $15 million Private Line of Equity Agreement will be adequate to fund its capital needs for at least 12 months, the Company also believes that ultimately it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

        The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources including the recently obtained $2 million Master Note and Security Agreement and the $15 million Private Line of Equity Agreement will be sufficient to satisfy its current and projected funding requirements for at least the next twelve months. However, if the Company experiences unanticipated cash requirements during the interim period or fails to obtain sufficient funding under its Private Equity Line of Credit Agreement, the Company could require additional funds sooner. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire Common Stock of the Company, there is no assurance any such funding will occur.

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

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

        The following is a summary of transactions by the Company during the quarter ended September 30, 1998 involving sales of the Company's securities that were not registered under the Securities Act of 1933 (the "Securities Act"):

             1. Effective September 10, 1998, in connection with the finalization of the Company's equipment financing with Leasing Technologies International, Inc. ("LTI"), the Company issued a warrant to LTI to purchase a maximum of 13,459 shares of the Company's Common Stock at an exercise price of $7.43 per share. The Warrant is exercisable at any time or from time to time up to and including September 9, 2003.

             2. On September 11, 1998, the Company issued and sold 41,398 shares of the Company's Common Stock to Kingsbridge Capital Limited for a total purchase price of $250,000. The shares were sold pursuant to the Private Equity Line of Credit Agreement entered into between the Company and Kingsbridge Capital Limited on March 27, 1998 described in Note 4 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

        In the transactions described above, exemption from the registration requirements of the Securities Act was claimed under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. The foregoing transactions did not involve any public offering and the investors either received or had access to adequate information about the Company in order to make an informed investment decision. In the foregoing transactions, the Company reasonably believed that the investors were "sophisticated" within the meaning of Section 4(2) of the Securities Act.

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

(4) Disclosures:

    (i)    Has offering terminated:             No

    (ii)   Managing underwriter(s):             Paulson Investment Company, Inc.
                                                First Colonial Securities
                                                Group, Inc.

    (iii)  Title of each class of securities
           registered:                          Common Stock
                                                Common Stock purchase Warrants*

* Each Common Stock purchase warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.40 per share. The Common Stock purchase warrants expire 5 years from September 26, 1996. Outstanding Common Stock purchase warrants may be redeemed by the Company, in whole or in part, at any time upon at least 30 days prior written notice to the registered holders thereof, at a price of $0.25 per warrant, provided that the closing bid price of the Common Stock has been at least $22.80 for the 20 consecutive trading days immediately preceding the date of the notice of redemption.

    (iv)  Information regarding each class of securities:

                                                                        Common Stock
                                                            Common        Purchase
                                                            Stock         Warrants
                                                         -----------    ------------
           Amount registered                               2,875,000       2,875,000
           Aggregate offering price of
             amount registered                           $21,850,000     $         0
           Amount sold                                     2,700,000       2,700,000
           Aggregate offering price of amount sold       $20,520,000     $         0

    (v)    Expenses of offering:                             A*               B*
                                                         -----------     -----------
             Underwriting discounts and commissions      $         0     $ 1,436,400
             Finders fees                                $         0     $    50,000
             Expenses paid to or for underwriter         $         0     $   331,317
             Other expenses                              $         0     $   525,502
                                                                         -----------
             Total expenses                                              $ 2,343,219
                                                                         ===========
    (vi)     Net offering proceeds                                       $18,176,781
                                                                         ===========
    (vii)    Use of Net Proceeds through
             September 30, 1998:
                                                              A*              B*
                                                         -----------     -----------
             Construction of plant, building and
               facilities                                $ 1,785,695
             Purchase and installation of machinery
               and equipment                                             $ 2,150,169
             Repayment of indebtedness                   $   533,613           9,000
             Working capital                                             $13,698,304

             TEMPORARY INVESTMENT
             Money market and short-term investments                     $ 3,000,084

-------------------

* A: Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

* B: Direct or indirect payments to others.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         4. Master Note and Security Agreement between the Company and Leasing Technologies International, Inc. dated as of July 10, 1998.

        27.  Financial Data Schedule

(b)     Reports on Form 8-K.

        A report on Form 8-K was filed on July 28, 1998 to report a press release of the Company dated July 27, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEOTHERAPEUTICS, INC.


Date: November 6, 1998                  By /s/ Alvin J. Glasky, Ph.D.
                                           -------------------------------------
                                           Alvin J. Glasky, Ph.D., President



Date: November 6, 1998                  By /s/ Samuel Gulko
                                           -------------------------------------
                                           Samuel Gulko, Chief Financial Officer
                                           Secretary and Treasurer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

(a) Exhibits

      4. Master Note and Security Agreement between the Company and Leasing Technologies International, Inc. dated as of July 10, 1998

     27.     Financial Data Schedule