Form 10QSB/A
period 1998-09-30
NEOTHERAPEUTICS INC
filed 1999-02-22
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                 FORM 10-QSB/A-1

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

              Yes       X                       No
                       ---                         ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

           Class                          Outstanding at October 30, 1998
-----------------------------             -------------------------------
Common Stock, $.001 par value                        5,848,275


                                Page 1 of 3 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

YEAR 2000 READINESS DISCLOSURE

All statements contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act.

        The Year 2000 issue (the "Year 2000 Issue") in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read the date "00", the computer may default to the year "1900" rather than the correct "2000". This could result in incorrect calculations, faulty data and computer shutdowns, which would cause disruptions of operations. In addition, the Year 2000 is a leap year and systems need to recognize it as such.

        The Company has developed a multi-phase program for Year 2000 Issues that consists of the following: (i) assessment of the corporate systems and operations of the Company that could be affected by the Year 2000 Issue, (ii) remediation of non-compliant systems and components, if any, and (iii) testing of systems and components following remediation. The Company has focused its Year 2000 compliance assessment program on four principal areas:
(a) the Company's internal information technology system applications, including voice and data systems ("IT Systems"), (b) the Company's internal non-IT facilities systems, including embedded software in environmental controls, security systems, fire protection systems, elevators and public utility connections for gas, electric and telephone systems ("Facilities Systems"), (c) embedded and external software contained in laboratory and other equipment ("Equipment"), and (d) Year 2000 compliance by third parties with which the Company has a material relationship, such as significant vendors, financial institutions and insurers.

        The Company has completed an inventory and risk assessment of its own internal IT Systems, Facilities Systems, and Equipment that it believes could be adversely affected by the Year 2000 Issue, and believes that its own internal systems are, at the present time, substantially compliant based upon internal systems tests, currently available information and reasonable assurance by its equipment and software vendors. The cost to remediate the Year 2000 Issues with regard to the Company's IT and Facility Systems and Equipment is not material.

        In June of 1998, the Company began sending questionnaires to and/or contacting its outside vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. The Company has completed its risk assessment of its outside vendors and is currently reviewing their compliance. It is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors are dependent, will accomplish adequate remediation of their Year 2000 Issues. Except for the Company's public utility service vendors, who have indicated that they expect to be in compliance by mid-1999, the Company believes that, with respect to the computer systems of its major outside vendors, should a Year 2000 Issue exist whereby a vendor was unable to address the Company's needs, alternative vendors have been identified and are readily available that could furnish the Company with the same or similar supplies or services that it presently receives from these vendors without undue cost or expense.

        Based on currently available information, the Company believes that the impact of the Year 2000 Issue, as it relates to its IT Systems, Facilities Systems, Equipment and third parties will not be material. In the event the Company were to fail to successfully implement the Year 2000 Issues with respect to its internal systems in a timely manner, the Company believes that while such events would be disruptive to the Company's operations in the short term, such circumstances would not have a material adverse effect on the business, financial condition and results of operations of the Company over the long term. However, failure of the major third parties, in particular the financial institutions with which the Company has significant banking and investment management relationships and the Company's third party manufacturers, to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations or business prospects.

        Readers are cautioned that most of the statements contained in the "Year 2000 Readiness Disclosure" paragraphs are forward-looking and should be read in conjunction with the Company's disclosures under the heading "PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS" set forth above.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEOTHERAPEUTICS, INC.



Date:  February 19, 1999            By:      /s/Samuel Gulko
                                        -------------------------------------
                                        Samuel Gulko, Chief Financial Officer