Form 10-K
period 1998-12-31
NEOTHERAPEUTICS INC
filed 1999-03-31
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

                        Commission File Number 000-28782

                              --------------------

                              NEOTHERAPEUTICS, INC.
                (Name of Registrant as Specified in its Charter)

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

                              --------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 16, 1999, was $43,383,538.

As of March 16, 1999, there were 6,225,709 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I

  Item 1.      Business.......................................................     3

  Item 2.      Properties.....................................................    18

  Item 3.      Legal Proceedings..............................................    19

  Item 4.      Submission of Matters to a Vote of Security Holders............    19

PART II

  Item 5.      Market for Registrant's Common Equity and Related Stockholder
                 Matters .....................................................    20

  Item 6.      Selected Financial Data........................................    22

  Item 7.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................    22

  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....    26

  Item 8.      Financial Statements and Supplementary Data....................    27

  Item 9.      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................    46

PART III

  Item 10.     Directors and Executive Officers of the Registrant.............    46

  Item 11.     Executive Compensation.........................................    49

  Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management...............................................    52

  Item 13.     Certain Relationships and Related Transactions.................    54

PART IV

  Item 14.     Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K ....................................................    55

SIGNATURES     ...............................................................    58

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 1 - BUSINESS," INCLUDING THE SECTION THEREIN ENTITLED "RISK FACTORS," AND IN "ITEM 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "MAY," "WILL," "EXPECTS," "INTENDS," "ESTIMATES," "ANTICIPATES," "PLANS," "SEEKS," OR "CONTINUES," OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        NeoTherapeutics, Inc. is a development stage biopharmaceutical company engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions, such as memory deficits associated with Alzheimer's disease and aging, stroke, spinal cord injuries, Parkinson's disease, migraine, depression and obesity. The Company's initial product candidate, NEOTROFIN(TM) (AIT-082, leteprinim potassium) and other compounds under development are based on the Company's patented technology. This technology uses small synthetic molecules to create non-toxic compounds, intended to be administered orally or by injection, that are capable of passing through the blood-brain barrier to rapidly act upon specific target cells in specific locations in the central nervous system, including the brain. Animal and laboratory tests have shown that the Company's AIT-082 compound appears to selectively increase the production of certain neurotrophic factors, a type of large protein, in the areas of the brain implicated in memory and in the spinal cord. These neurotrophic factors regulate nerve cell growth and function. The Company's technology has been developed to capitalize on the beneficial effects of these proteins, which have been widely acknowledged to be closely involved in the early formation and differentiation of the central nervous system. The Company believes that AIT-082 could have therapeutic and regenerative effects.

        The Company's developmental activities to date have benefited from a close association with the National Institutes of Health ("NIH"). The NIH's National Institute on Aging ("NIA") has contracted for and funded a portion of the pre-clinical studies on the Company's AIT-082 compound, including toxicity studies. The NIA has committed to fund and conduct two Phase 1 clinical trials under the auspices of its Alzheimer's Disease Cooperative Study ("ADCS"), a consortium of approximately 35 highly regarded clinical centers throughout the United States. The NIH's National Institute for Mental Health ("NIMH") also supported the Company's development efforts by contracting for and providing funds, along with the NIA, for the production of sufficient quantities of the AIT-082 compound to conduct some pre-clinical toxicity testing and the two Phase 1 human clinical trials conducted by the ADCS.

        In June 1997, an Investigational New Drug Application ("IND") for AIT-082 was approved by the U.S. Food and Drug Administration ("FDA") and Phase I human clinical testing in the United States for the treatment of Alzheimer's disease began. In addition, AIT-082 received a physician's IND in Canada in March 1997, where a Phase 1 clinical trial for the treatment of Alzheimer's disease was completed. The Company believes that AIT-082 is the first orally active drug to enter human clinical trials that is specifically designed to address the issue of nerve regeneration. In pre-clinical trials, AIT-082 has been shown to induce the production of multiple neurotrophic factors in the brain. These factors have been reported to induce the multiplication and functional maturation, in the brain, of cholinergic neurons, those neurons known to die in patients with Alzheimer's disease. The Company believes that AIT-082 is the only compound in human clinical trials that has activated, in animals, multiple genes to produce multiple neurotrophic factors in the specific areas of the brain associated with memory loss or other deficits.

        The Company was incorporated in Colorado in December 1987. On August 7, 1996, the Company changed its name from Americus Funding Corporation to NeoTherapeutics, Inc. In June 1997, the stockholders approved the reincorporation of NeoTherapeutics, Inc. as a Delaware corporation. A wholly owned subsidiary, Advanced ImmunoTherapeutics, Inc. ("AIT"), was incorporated as a California corporation in June 1987. In July 1989, in a transaction accounted for as a reverse acquisition, all of the shareholders of AIT exchanged all of their shares of AIT common stock for shares of the Company's common stock, and AIT became a wholly owned subsidiary of the Company. In April 1997, the Company established NeoTherapeutics GmbH ("NEOT GmbH"), a wholly owned subsidiary in Switzerland, for the purpose of conducting future licensing and other related activities in the international market. Unless the context otherwise requires, all references to the "Company" and "NeoTherapeutics" refer to NeoTherapeutics, Inc., a Delaware corporation, AIT and NEOT GmbH as a consolidated entity.

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

        The treatment of most diseases is facilitated by cell regeneration, a natural component of human healing. However, in the highly complex realm of neurological diseases, treatment is more difficult because neurons do not naturally regenerate efficiently after maturity. Currently available drugs for the treatment of such significant neurological disorders as Alzheimer's and Parkinson's diseases act by increasing or replacing supplies of critical neurotransmitters, but provide time-limited benefits at best. These benefits are limited because the eventual loss of neuronal cells without regeneration means there are eventually few nerve cells for those neurotransmitters to activate.

        Much of the early neuroscience-oriented biotechnology research centered on the investigation of certain proteins, known as neurotrophic factors, which are necessary to the early development of neurons as well as their long-term maintenance and survival. These substances are involved in the fundamental formation and shaping of the nervous system. Given their role in the early neuron development and maintenance, it has been hypothesized that these neurotrophic factors could be used in the treatment of neurodegenerative diseases.

        Since neurons do not naturally regenerate completely following damage or disease, substantial research has been conducted by academic researchers and by the pharmaceutical industry in developing these factors as possible treatments for a variety of neurological disorders. To date, the usefulness of these factors has been limited by their inability to pass the blood-brain barrier, which serves as a "filter" to keep molecules larger than a certain size from leaving the bloodstream and entering the brain and spinal cord. Therefore, neurotrophic factors, which are large protein molecules, cannot be administered orally or through injection into the bloodstream.

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

THE COMPANY'S DRUG DEVELOPMENT STRATEGY

        The Company is engaged in research that has primarily focused on the development of new drugs that act on the nervous system to treat neurodegenerative diseases and conditions, such as memory deficits associated with Alzheimer's disease and aging, stroke, spinal cord injuries and Parkinson's disease, migraine, depression and obesity.

        The technical strategy employed by the Company is the synthesis of proprietary chemical molecules that modify specific biological processes in the body. The methods by which the molecules are synthesized are proprietary and specific molecules and their methods of use have been patented by the Company. The Company's drug design methods are based upon the use of hypoxanthine, a natural non-toxic purine compound which is contained in the genetic material of all living matter. Hypoxanthine is chemically linked to a variety of other molecules in order to produce the Company's proprietary AIT series of compounds. The various molecules that are linked to hypoxanthine are selected from known drugs that have established therapeutic activity, producing a potentially bi-functional compound. These compounds exhibit certain functional features of both hypoxanthine (including its ability to possibly facilitate passage through the blood-brain barrier) and the linked therapeutic drugs. Chemical and behavioral studies have given the Company reason to believe that this compound synthesis and selection process increases the probability that the new AIT compounds will retain the actions exhibited by their "parent" drugs.

        The Company conducts the synthesis and early testing to establish therapeutic potential necessary to obtain patents on new compounds. In that regard, the Company has conducted pre-clinical testing of the safety and efficacy of certain of its compounds and intends to file an IND for each such compound which shows therapeutic potential. With respect to the Company's AIT-082 compound, some Phase I clinical trials will be conducted by the ADCS with the support of the NIH, and the Company intends to conduct all other clinical trials pending. The Company intends to seek out large pharmaceutical companies as partners for the development, manufacture and marketing of certain of its other compounds.

PRODUCTS IN DEVELOPMENT

        The table below summarizes the primary or possible indications and development status for some of NeoTherapeutics' current research and development programs.

----------------- --------------------- ---------------------------------------------------
 PRODUCT          POSSIBLE INDICATIONS                   DEVELOPMENT STATUS
----------------- --------------------- ---------------------------------------------------
NEOTROFIN(TM)     Alzheimer's Disease   Phase 1:  Three clinical trials completed, one in
(AIT-082)                                         progress and additional Phase 1 studies
                                                  to be conducted in 1999
                                        Phase 2:  One clinical trial completed, one in
                                                  progress
                  Spinal Cord Injury    Pre-IND:  Clinical trial planned for 1999
                  Stroke                Pre-IND
----------------- --------------------- ---------------------------------------------------
AIT-034           Severe Dementia       Pre-IND:  IND Submission planned Q4, 1999
----------------- --------------------- ---------------------------------------------------
AIT-202           Depression; obesity   Pre-IND
----------------- --------------------- ---------------------------------------------------
AIT-203           Parkinson's Disease   Pre-IND
----------------- --------------------- ---------------------------------------------------
AIT-297           Migraine              Pre-IND
----------------- --------------------- ---------------------------------------------------

        No assurance can be made that any of the Company's compounds will prove to be effective treatments for the indicated diseases or conditions or for any other purposes, or that any such compounds will receive FDA approval.

NEOTROFIN(TM) (AIT-082)

        The Company's AIT-082 compound is the most extensively studied compound in the AIT series and has been the primary focus of the Company's research efforts. AIT-082 has been shown in animal studies to enhance working (or recent) memory, the type of memory which is deficient in patients suffering from Alzheimer's disease. In addition, the Company believes that AIT-082 has potential as a treatment for memory impairments that are seen in the aged and stroke patients. AIT-082 also has potential for treatment of patients with nerve damage such as stroke and spinal cord injury.

        Pre-clinical testing involving laboratory animals conducted by the Company and independent research institutions has indicated that AIT-082 exhibits the following properties and/or effects:

      o MEMORY: Shown to reduce, delay and prevent memory deficits in aged animals; shown to enhance memory function in young and aged animals.

      o TOXICITY: Shown to be non-toxic at the highest testable oral dosage in dogs (1,000 mg/kg) and rats (3,000 mg/kg) after at least 90 days of administration.

      o DOSAGE: Effective over a wide range of doses in animals, with effectiveness observed at doses as low as 0.5 mg/kg and up to 60 mg/kg; a single dose has been observed to have measurable effects for more than seven days in mice.

      o ADMINISTRATION: Active both orally and through injection.

      o SIDE EFFECTS: Has no measured effect in mice on neurological parameters such as learning rate, motivation, performance or locomotor activity.

        Until completion of human clinical trials, there can be no assurance that these properties and/or effects can be replicated in humans.

        The Company has shown that when administered to neurons in tissue culture, AIT-082 can induce the same neurite outgrowth effects as nerve growth factor ("NGF"). The Company has also shown that AIT-082 causes the production of messenger RNA for multiple neurotrophic factors in tissue culture. In addition, the Company has demonstrated that oral administration of AIT-082 increases the levels of messenger RNA for multiple neurotrophic factors and proteins in the central nervous systems of rats and mice. Other researchers have shown, in animals, that administration of multiple neurotrophic factors may be more effective as a treatment method than the administration of a single factor. The Company believes that AIT-082's mechanism of action (after it has passed through the blood-brain barrier) involves activating the genes that lead to the production of a number of different neurotrophic factors. Neurotrophic factors themselves are not orally active and do not pass the blood-brain barrier. Therefore, should oral AIT-082 prove to be an effective treatment for neurological disorders, it could have two distinct practical advantages over neurotrophic factors administered alone directly into the brain as a treatment for such disorders: (i) it can be administered orally; and (ii) it induces the production of multiple neurotrophic factors in those areas of the brain associated with memory.

        The NIA and the NIMH have contracted for and completed production of sufficient quantities of AIT-082 to conduct subchronic animal toxicity studies and early human clinical trials and have provided the funding for these contracts. An IND was approved for AIT-082 by the U.S. FDA in June 1997.

        The ADCS reviewed the Company's pre-clinical test data and approved conducting such clinical trials with AIT-082 after FDA approval of the Company's IND. A Phase 1 clinical study of AIT-082 in the United States began in July 1997. This study and one additional study, initiated in October 1998, will be paid for and conducted in the United States by the ADCS. In September 1997, the Geriatric Research Group and Memory Clinic, McMaster University, Hamilton, Ontario, completed two Phase 1 clinical trials on AIT-082. The composite results from the Phase 1 clinical trials completed to date confirm that AIT-082 is rapidly absorbed after oral administration and produces no serious side effects at high doses. In 1998 the Company completed an additional Phase 1 study (repeat dosing) and initiated the first Phase 2 study of AIT-082 for 28 days of treatment. In the first quarter of 1999, the Company completed one Phase 2 clinical trial (28 days of dosing) and initiated a larger, Phase 2 clinical trial (90 days of dosing) in Canada, Australia and the Republic of South Africa. The Company expects that it will have to fund additional animal and human studies that may include an additional Phase 2 and possibly two Phase 3 human clinical studies prior to submitting AIT-082 to the FDA for marketing approval. There can be no assurance, however, that clinical trials of AIT-082 will be successful, that the marketing of AIT-082 will be approved by the FDA, or that AIT-082 can be successfully marketed to its targeted population. See "Drug Approval Process and Government Regulation."

OTHER COMPOUNDS IN DEVELOPMENT

        Due to the historically limited resources available to the Company and the Company's decision to focus those resources on the development of its AIT-082 compound, its other compounds are in earlier stages of development. These compounds include:

        AIT-034: AIT-034 is a distinct chemical analog of hypoxanthine and pyrollidone that has been demonstrated in animal studies to enhance memory and to reverse memory deficits in severely impaired animals that do not respond to AIT-082. AIT-034 does not induce the production of NGF, and its mechanism of action is therefore believed to be different than AIT-082. The Company believes that AIT-034 could be a complementary product for Alzheimer's disease. The Company expects initial toxicity studies on AIT-034 to commence in 1999.

        AIT-203: AIT-203 is a chemical derivative of hypoxanthine and dopamine. The Company believes that AIT-203 has the potential of being developed as a product for the treatment of Parkinson's disease. The Company plans to expand pre-clinical testing and initiate toxicity studies on AIT-203 in 1999.

        AIT-297: AIT-297 is a derivative of hypoxanthine that has shown in preliminary studies activities which indicate its potential use for migraine and hypertension. The Company anticipates expanding pre-clinical testing and initiating toxicity studies on AIT-297 in 1999.

        Until extensive further development and testing is completed, which will take many years, if undertaken at all, the therapeutic and other effects of these compounds cannot be established.

PRIMARY THERAPEUTIC TARGETS

        ALZHEIMER'S DISEASE. Alzheimer's disease is a neurodegenerative brain disorder that leads to progressive memory loss and dementia. Alzheimer's disease generally follows a course of deterioration over eight years or more, with the earliest symptom being impairment of short-term memory. Alzheimer's disease is now recognized as the most common cause of severe intellectual impairment in persons over the age of 65 in the United States, with approximately four million Americans diagnosed as suffering from Alzheimer's disease. The number of patients with Alzheimer's disease is expected to reach 14 million by 2050. Alzheimer's disease is the fourth leading cause of death in the United States with approximately 100,000 deaths per year. The National Alzheimer's Association has estimated that the overall care costs required for the treatment and care of the estimated four million United States Alzheimer's disease patients is $100 billion per year.

        The Company is testing two compounds, AIT-082 and AIT-034, which have shown preliminary indications in animals of enhancing or restoring memory, and have potential to be used to treat Alzheimer's disease patients.

        MEMORY IMPAIRMENT ASSOCIATED WITH AGING. Because the populations of developed countries are increasingly becoming older, the costs and social burden of medical care and housing of aged persons suffering from mentally deteriorative diseases are increasing. The availability of a drug to reduce the memory impairments associated with aging would not only have a significant economic impact but would also greatly improve the quality of life for the elderly population. Both AIT-082 and AIT-034 have shown to be effective in ameliorating memory loss associated with aging in mice.

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

        SPINAL CORD INJURY. There are an estimated 200,000 severely disabled survivors of spinal cord trauma in the United States with approximately 10,000 new injuries each year. The cost of care and services for these individuals is estimated to exceed $10 billion per year. Significant research efforts are currently being focused on the neurotrophic factors that can initiate and support new cell development, guide new or damaged nerves to appropriate targets and maintain neuronal function. Animal studies have shown that functional restorations are possible with appropriate neurotrophic factors. A major obstacle to the effective use of these neurotrophic factors is the delivery of the appropriate neurotrophic factors to the site of damage AIT-082 has been shown in mice to cause the production of several neurotrophic factors in the spinal cord after oral administration, demonstrating that it can effectively penetrate the blood-brain barrier. The Company believes that AIT-082 could potentially be used to stimulate the regeneration of nerves damaged by spinal cord injury. The Company has paid $50,000 and has committed an additional $50,000 for the establishment of a NeoTherapeutics Fellowship as part of the Reeve-Irvine Research Center for spinal cord injury at the University of California, Irvine.

BUSINESS STRATEGY

MARKETING AND SALES

        The Company does not currently sell any products and therefore has no marketing, sales, or distribution organization. However, under the terms of any contemplated licensing agreement for developing and commercializing AIT-082 or any of its products, the Company may retain an option to co-market the product in the United States.

        The Company believes the support of the NIA and NIMH, along with ADCS, the clinical arm of the NIA's research on Alzheimer's disease, contributes significantly to the future marketing and educational efforts directed to physicians who treat Alzheimer's disease patients. The Company believes that this exposure to the leaders in the field of neurodegenerative diseases may reduce the time and marketing costs required to introduce the Company's products when and if they are approved by the FDA.

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

STRATEGIC ALLIANCE

        The Company believes that its patented technology platform provides a major commercial opportunity for developing strategic alliances with larger pharmaceutical companies. It is the intent of the Company to complete a series of strategic alliances with multi-national or large regional pharmaceutical companies having substantial financial capacity, marketing capability and clinical development expertise. Any potential collaborations will enable the Company to focus on its inherent strength; namely, exploitation of the technology platform to develop additional novel therapies.

        The most common phase in which industry collaborations are completed is the discovery stage, since a license for early stage discoveries generally cost a large pharmaceutical company much less than licensing later stage products. The Company chose to postpone the structuring of a corporate sponsored licensing agreement for AIT-082, in favor of an early stage, government-assisted development program. By completing strategic alliances later in the development cycle, the Company believes this may create an improved value for its shareholders that may be reflected in the enhanced terms of any licensing agreement.

RESEARCH OUTSOURCING

        The Company currently has several proprietary compounds in various stages of preclinical development. From time to time, the Company evaluates these compounds for efficacy in specialized assays or models. In these instances the Company has chosen to locate academic researchers who are experts in performing the desired tests and has provided the researchers, through their respective academic institutions, with grants to perform the designated tests while the Company maintains proprietary rights to the compounds and these studies are performed to the highest standards.

CONTEMPLATED LICENSING TERMS FOR AIT-082

        In general, the terms of a licensing agreement anticipated by the Company for its lead compound, AIT-082, will include an up front payment, milestone payments, and royalties on product sales.

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

        DRUG DISCOVERY. In the initial stages of drug discovery before a compound reaches the laboratory, typically thousands of potential compounds are randomly screened for activity in an assay assumed to be predictive of a particular disease process. This drug discovery process can take several years. Once a "screening lead" or starting point for drug development is found, isolation and structural determination is initiated. Numerous chemical modifications are made to the screening lead in an attempt to improve the drug properties of the lead. After a compound emerges from the above process, it is subjected to further studies on the mechanism of action, further IN VITRO screening against particular disease targets and finally, IN VIVO animal screening. If the compound passes these evaluation points, animal toxicology is performed to begin to analyze the potential toxic effects of the compound, and if the results indicate acceptable toxicity findings, the compound emerges from the basic research mode and moves into the pre-clinical phase.

        PRE-CLINICAL TESTING. During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests can take up to three years or more to complete.

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

        PHASE 1 CLINICAL TRIALS. After an IND becomes effective, Phase 1 human clinical trials can begin. These studies, involving usually between 20 and 80 healthy volunteers, can take up to one year or more to complete. The studies determine a drug's safety profile, including the safe dosage range. The Phase 1 clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, as well as the duration of its action.

        PHASE 2 CLINICAL TRIALS. In Phase 2 clinical trials, controlled studies of approximately 100 to 300 volunteer patients with the targeted disease assess the drug's effectiveness. These studies are designed primarily to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects on these patients. These studies can take up to two years or more.

        PHASE 3 CLINICAL TRIALS. This phase can last up to three years or more and usually involves 1,000 to 3,000 patients with the targeted disease. During the Phase 3 clinical trials, physicians monitor the patients to determine efficacy and to observe and report any adverse reactions that may result from long-term and more widespread use of the drug.

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

        FAST TRACK REVIEW. In September 1998, the FDA clarified procedures for accelerating the approval of drugs to be marketed for serious diseases for which the manufacturer can demonstrate the potential to address unmet medical needs. Drugs designated as "fast track" must meet both these qualifications. It is unclear at this time if AIT-082 will fulfill this requirement as there are currently approved drugs available for the treatment of Alzheimer's disease. It may be possible that AIT-082 would qualify for fast track classification in a different disease indication. At this time the Company has not requested fast track designation for AIT-082.

        The FDA has also made provisions for priority review of drugs. A drug will qualify for priority review if it provides a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease regardless if the indication is serious or life-threatening. The Company believes that AIT-082 will qualify for priority review.

        APPROVAL. If the FDA approves the NDA, the drug becomes available for physicians to prescribe. The Company must continue to submit periodic reports to the FDA, including descriptions of any adverse reactions reported. For certain drugs which are administered on a long-term basis, the FDA may request additional clinical studies (Phase 4) after the drug has begun to be marketed to evaluate long-term effects.

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

RESEARCH AND DEVELOPMENT

        Since its inception, the Company has devoted substantially all of its efforts to research and development. Research and development expenditures were $615,485 in 1996, $4,508,255 in 1997 and $8,542,034 in 1998.

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

        On February 25, 1992, Dr. Alvin Glasky was issued a United States patent (No. 5,091,432) which establishes proprietary rights for a series of compounds whose chemistry is based upon a purine, hypoxanthine, and for the use of these compounds in the treatment of neuroimmunologic disorders. This patent expires on February 25, 2009. These compounds are bi-functional drugs that combine the ability of hypoxanthine to be absorbed rapidly into the body with the pharmacological activity of a second molecular component. These second components were selected to provide a wide variety of potential therapeutic applications that act on the central nervous system to treat neurodegenerative diseases or conditions associated with Alzheimer's disease, impairment associated with aging, Parkinson's disease, stroke, spinal cord injuries, migraine and depression. On September 5, 1995, Dr. Glasky was issued a second United States patent (No. 5,447,939) which covers the treatment of neurological and neurodegenerative diseases through modification of certain biochemical processes in cells. This patent expires on July 25, 2014. This second patent incorporates certain technology developed under the auspices of, and belonging to, McMaster University in Ontario, Canada. On September 1, 1998, Dr. Glasky was issued a third United States patent (No. 5,801,184) which relates to the control of neural activity and the treatment of neurological disorders by controllably inducing the in vivo genetic expression of naturally occurring protein molecules including neurotrophic factors. This patent expires on September 1, 2015. This third patent incorporates certain technology developed under the auspices of, and belonging to, McMaster University in Ontario, Canada.

        All three patents have been assigned to the Company by Dr. Glasky. In connection with these assignments, Dr. Glasky has been granted a royalty of two percent of all revenues derived by the Company from the use and sale by the Company of any products which are covered by any of the aforementioned patents or any subsequent derivative patents, in each case for the life of the patent. However, Dr. Glasky will not receive any royalties with respect to sales of products which utilize patent rights licensed to the Company by McMaster University. In the event the Company terminates Dr. Glasky's employment without cause, the royalty rate shall be increased to five percent, and in the event Dr. Glasky dies, his estate or family shall be entitled to continue to receive royalties at the rate of two percent.

        With respect to the second United States patent, the Company and McMaster University have entered into a license agreement whereby McMaster University has licensed to the Company all patent rights belonging to McMaster University contained in such patent. This agreement calls for minimum payments by the Company of $25,000 per year to McMaster University, with the first payment due in July of 1997, and for the Company to pay to McMaster University a royalty of five percent of the net sales of all products sold by the Company which incorporate the patent rights licensed to the Company by McMaster University. The third U.S. patent is covered under this agreement.

        In addition to a number of foreign patents which have been granted corresponding to the first and third United States patents, the Company also currently has five additional United States patent applications and a number of corresponding foreign patent applications on file. There can be no assurance, however, that the scope of the coverage claimed in the Company's patent applications will not be significantly reduced prior to a patent being issued.

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

 COMPETITION

        The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are engaged in activities similar to that of the Company. The Company's competitors include Amgen, Inc., Bayer AG, Eli Lilly and Co., Novartis, Bristol-Myers Squibb Company, Glaxo Wellcome PLC, Regeneron Pharmaceuticals, Inc., Vertex Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Warner-Lambert Co., Hoechst Marion Roussel Ltd. and Pfizer, Inc., among others. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may be directly competitive with that of the Company. These companies and institutions also compete with the Company in recruiting highly qualified scientific personnel. Many of the Company's competitors have substantially greater financial, research and development, human and other resources than the Company. Furthermore, large pharmaceutical companies have significantly more experience than the Company in pre-clinical testing, human clinical trials and regulatory approval procedures.

        Although the Company has begun to conduct clinical trials with respect to AIT-082, the Company has not conducted clinical trials with respect to any of its other compounds under development nor has it sought the approval of the FDA for any product based on such compounds. Furthermore, if the Company is permitted to commence commercial sales of products based on compounds it develops, including AIT-082, and decides to manufacture and sell such products itself, then the Company will also be competing with respect to manufacturing efficiency and marketing capabilities, which are areas in which the Company has no prior experience.

        Any product for which the Company obtains FDA approval must also compete for market acceptance and market share. A number of drugs intended for the treatment of Alzheimer's disease, memory loss associated with aging, stroke and other neurodegenerative diseases and disorders are on the market or in the later stages of clinical testing. Two drugs are currently approved for the treatment of Alzheimer's disease in the United States and both are cholinesterase inhibitors: Cognex(R) (tacrine), formerly marketed by Warner-Lambert Co. and CoCensys, Inc. , and Aricept(R) (donepezil), licensed by Pfizer, Inc. from Eisai Co., Ltd.

        Certain technologies under development by other pharmaceutical companies could result in treatments for Alzheimer's disease and other diseases and disorders for which the Company is developing its own treatments. Several other companies are engaged in research and development of compounds which use neurotrophic factors in a manner similar to that of the Company's compounds. In the event that one or more of these programs are successful, the market for the Company's products could be reduced or eliminated.

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

EMPLOYEES

        As of December 31, 1998, the Company had thirty-three full-time employees, of which seven hold Ph.D. degrees, and one part-time employee. There can be no assurance that the Company will be able to attract and retain qualified personnel in sufficient numbers to meet its needs. The Company's employees are not subject to any collective bargaining agreements, and the Company regards its relations with its employees to be good.

                                  RISK FACTORS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. In light of the important factors that can materially affect results, including those set forth below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. Assumptions relating to budgeting, research, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its research, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this Annual Report on Form 10-K.

HISTORICAL OPERATING LOSSES; EXPECTED CONTINUED LOSSES

        We are considered to be a development stage company because we have not generated revenues from sales. Moreover, even if we eventually generate revenues from sales, we nevertheless expect to incur significant operating losses over the next several years. From our inception in 1987 through December 31, 1998, we have incurred cumulative losses of approximately $23.8 million, almost all of which consisted of research and development and general and administrative expenses. Our ability to become profitable will depend on (1) our development of our proposed products, (2) our obtaining regulatory approvals for such products and (3) our success in bringing these products to market. Many factors have a bearing on our likelihood of long-term success. These include the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the burdensome regulatory environment in which we operate. It is possible that we may never achieve significant revenues or become profitable.

EARLY STAGE OF PRODUCT DEVELOPMENT; RISK OF FAILURE

        Our proposed products are in an early stage of development. They will require additional research and development, clinical testing and regulatory clearances. We do not currently sell any products and do not expect to have any products commercially available for at least several years. Our proposed products are subject to the risks of failure inherent in the development of pharmaceutical products based on innovative technologies. Some of these risks are that a proposed product (1) could be found to be ineffective or toxic,

(2) may fail to receive necessary regulatory clearances, (3) will be uneconomical to manufacture or market, (4) may not be sold because of patent or other rights of third parties or (5) becomes unmarketable because a third party introduces a superior or equivalent product. As a result, we are unable to predict whether our research and development activities will result in any commercially viable products or applications. Our primary area of therapeutic focus, disorders of the central nervous system, is not thoroughly understood and we cannot be certain that our proposed products will prove to be safe or effective in treating such disorders or any other diseases.

NEED FOR ADDITIONAL FUNDING; UNCERTAIN ACCESS TO CAPITAL

        We will require substantial additional capital to further develop our proposed products and to commercialize any products that may be developed. Our capital requirements will depend on many factors, including (1) the progress of our research and development programs, (2) the progress of pre-clinical and clinical testing, (3) the time and cost involved in obtaining regulatory approvals, (4) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, (5) competing technological and market developments and (6) our ability to establish collaborative and other arrangements with third parties, such as licensing and manufacturing agreements.

        On March 27, 1998, we entered into a Private Equity Line of Credit Agreement with a private investor (the "Equity Line Agreement"). Under the Equity Line Agreement we may, at our option, sell shares of our common stock to the investor at a price equal to 88% of the market price of the common stock at the time of such sales, subject to certain limitations contained in the Equity Line Agreement. At December 31, 1998, we had the remaining availability of approximately $11.5 million under the Equity Line Agreement. On January 29, 1999, we entered into an Agreement with two private investors to sell up to $6.0 million of preferred stock with conversion rights into common stock. The initial tranche of $4.0 million was received on January 29, 1999. At our option, under certain circumstances, we may sell to the investors an additional $2.0 million after approximately 6 months.

        We believe that our existing capital resources, including the proceeds from any future sales of our equities under the Equity Line and Preferred Stock Agreements, will be sufficient to satisfy our current and projected funding requirements for the next 12 months. Thereafter, we may require substantial additional capital. Moreover, if we experience unanticipated cash requirements during the next 12 months, we could require additional capital sooner. We may seek such additional funding through public or private financing or collaborative or other arrangements with third parties. We cannot be certain that additional funds will be available on acceptable terms, if at all. From time to time, we may receive additional funds from the exercise of our outstanding warrants and stock options, but we cannot be certain that these will be exercised or that the amounts we receive will be sufficient for our purposes. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution. We may be able to obtain additional funds through sales of our common stock under our Equity Line Agreement, but we may not be able to do so under certain circumstances. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our development programs. Alternatively, we may obtain funds by entering into arrangements with third parties. These arrangements may require us to relinquish rights to certain of our products or technologies that we would not otherwise relinquish.

DEPENDENCE ON THIRD PARTIES FOR CLINICAL TESTING, MANUFACTURING AND MARKETING

        Except with respect to our NEOTROFIN(TM) (AIT-082) compound, we may not conduct later-stage human clinical trials ourselves or to manufacture any of our proposed products for commercial sale nor do we have the resources necessary to do so. We intend to seek larger pharmaceutical companies as partners to conduct such activities. In connection with our efforts to secure corporate partners, we will seek to retain certain co-marketing rights to certain of our proposed products, so that we may promote such products to selected medical specialists while our corporate partner promotes these products to the medical market generally. We cannot be certain that we will be able to enter into any such partnering arrangements on this or any other basis. In addition, we cannot be certain that we or our potential corporate partners can successfully introduce our proposed products or that such proposed products will achieve acceptance by patients, health care providers and insurance companies. Further, it is possible that we may not be able to manufacture and market our proposed products at prices that would permit us to make a profit.

LACK OF OPERATING EXPERIENCE

        To date, we have engaged exclusively in the development of pharmaceutical technology and products. Our management has substantial experience in pharmaceutical company operations, but NeoTherapeutics itself has no experience in manufacturing or procuring products in commercial quantities or in marketing pharmaceutical products and has only limited experience in negotiating, setting up and maintaining strategic relationships, conducting clinical trials and other later-stage phases of the regulatory approval process. We cannot be certain that we will be able to successfully engage in any of these activities with respect to any of our proposed products which we may attempt to commercialize. If we decide to establish a commercial-scale manufacturing facility for NEOTROFIN(TM) (AIT-082), we will require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such a facility. We cannot be certain that we will be able to successfully develop manufacturing or marketing capabilities either on our own or through third parties.

NEED TO COMPLY WITH GOVERNMENTAL REGULATION AND TO OBTAIN PRODUCT APPROVALS

        Various regulatory agencies in the United States and abroad regulate the testing, manufacturing, labeling, distribution, marketing and advertising of our proposed products and our ongoing research and development activities. The U.S. FDA and comparable agencies in foreign countries impose many requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time consuming compliance procedures. Our proprietary compounds will require substantial clinical trials and FDA review as new drugs. We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review. Once we submit a proposed product for review, there can be no assurance that FDA or other regulatory approvals for any of our proposed products will be granted on a timely basis, if at all. If we are delayed or fail to obtain such approvals, our business and results of operations would be damaged. If we fail to comply with regulatory requirements we could be subject to regulatory or judicial enforcement actions. These actions could result in product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure. If we sell our products outside the United States, we will be subject to regulatory requirements governing such sales. These requirements vary widely from country to country and could delay introduction of our proposed products in those countries.

DEPENDENCE ON KEY PERSONNEL

        Our success will depend largely upon the contributions of our key management and scientific personnel. If we lose the services of any such personnel we could be delayed in or precluded from achieving our business objectives. Although we currently have key-man life insurance on Dr. Alvin Glasky in the face amount of $2 million, the loss of Dr. Glasky's services could substantially damage our business. We will need substantial additional expertise in such areas as research, finance and marketing, among others in order to achieve our business objective. Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the inability to attract and retain the additional skilled personnel required for the expansion of our business, could damage our business.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

        We actively pursue a policy of seeking patent protection for our proprietary products and technologies. We hold three United States patents and currently have five United States patent applications pending. In addition, we have numerous foreign patents corresponding to our first patent and have corresponding patent applications with respect to our second United States patent and pending United States patent applications which have been filed in various foreign jurisdictions. We cannot be certain that our patents will protect us against our competitors. We could be required to file suit to protect our patents, and we cannot be certain that we will have the resources necessary to pursue such litigation or otherwise to protect our patent rights.

        We also rely on trade secret protection for our unpatented proprietary technology. However, trade secrets are difficult to protect. It is possible that others will independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that such trade secrets will be disclosed. We have a policy requiring that our employees and consultants execute proprietary information agreements upon commencement of employment or consulting relationships. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. However, these agreements may not successfully protect our trade secrets or other proprietary information.

        We cannot be certain that others will not assert claims against us based on patents held by others. Such claims, if brought, could seek damages as well as an injunction prohibiting clinical testing, manufacturing and marketing of the product at issue. Such claims may or may not be successful. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the product at issue. It is possible that any license required under any such patent would not be made available on acceptable terms, if at all. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in any litigation, a substantial portion of our financial and personnel resources could be consumed, regardless of the outcome of such litigation.

COMPETITION

        Competition in the pharmaceuticals market is intense. Many companies, both public and private, including well-known pharmaceutical companies, are engaged in the development of products for certain of the applications we are pursuing. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent significant long-term competition. In addition, numerous other companies are in the process of developing products for the treatment of diseases and disorders for which we are developing products. Such companies may develop pharmaceutical products that are more effective or less costly than any products which we may develop.

        Factors affecting competition in the pharmaceutical industry vary depending on the extent to which the competitor is able to achieve a competitive advantage based on proprietary technology. If we are able to establish and maintain a significant proprietary position with respect to our proposed products, competition will likely depend primarily on the effectiveness of the particular product and the number, gravity and severity of its unwanted side effects as compared to alternative products or treatments.

        We compete in an industry which is characterized by extensive research and development efforts and rapid technological progress. Although we believe that our proprietary position may give us a competitive advantage with respect to our proposed products, new developments are expected to continue and it is possible that discoveries by others will render our potential products noncompetitive. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources. We cannot be certain that we will be able to do so.

DILUTIVE EFFECT OF CONVERSION OF SERIES A PREFERRED STOCK

        As of March 16, 1999, there were outstanding a total of 400 shares of Series A Preferred Stock. These shares presently are convertible, at any time at the option of their holders, into an aggregate of 306,278 shares of our common stock. After April 27, 1999, the conversion price of the Series A Preferred Stock may decrease. After such date the conversion price of the Series A Preferred Stock will be equal to the lesser of $13.06 per share of common stock or 101% of the average of the ten lowest closing bid prices of the common stock occurring in the 30 trading days preceding the particular conversion. However, in no event can all 400 outstanding shares of Series A Preferred Stock convert into more than 1,450,000 shares of our common stock. In the event the conversion prices decreases, the number of shares of our common stock to be issued upon conversion will increase proportionately. The conversion of the Series A Preferred Stock into an increasing number of shares of common stock could cause the market price of our common stock to drop.

SHARES ELIGIBLE FOR FUTURE SALE

        As of March 16, 1999, security holders held options and warrants which, if exercised, would obligate us to issue 4,206,332 shares of common stock. Substantially all of such shares, when issued upon exercise, will be available for immediate resale in the public market. In addition, at March 16, 1999, our Equity Line Agreement provides that we may issue common stock in exchange for up to an additional $10.75 million. The shares of common stock which the Company may sell under our Equity Line Agreement will be available for immediate resale in the public market. The market price of our common stock could drop because of such resales.

DILUTIVE AND OTHER EFFECTS OF FUTURE EQUITY ISSUANCES

        If we issue equity securities, such issuances may have a dilutive impact on our other stockholders. Additionally, such issuances would cause our net income (loss) per share to decrease (increase) in future periods. As a result, the market price of our common stock could drop. In addition, if we issue common stock under our Equity Line Agreement, it will be issued at a discount to its then-prevailing market price. These discounted sales could cause the market price of our common stock to drop.

RISK OF PRODUCT LIABILITY

        Although we currently carry product liability insurance, it is possible that the amounts of such coverage will be insufficient to protect us from future claims. Further, we cannot be certain that we will be able to obtain or maintain additional insurance on acceptable terms for our clinical and commercial activities or that such additional insurance would be sufficient to cover any potential product liability claim or recall. Failure to maintain sufficient insurance coverage could have a material adverse effect on our business and results of operations.

USE OF HAZARDOUS MATERIALS

        Our research and development efforts involve the use of hazardous materials. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of such materials and certain waste products. We believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there was an accident, we could be held liable for any damages that result. Such liability could exceed our resources. We may incur substantially increased costs to comply with environmental regulations if we develop our own commercial manufacturing facility.

VOLATILITY OF STOCK PRICE

        The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In addition, the market price of our common stock is highly volatile. Factors that may cause the market price of our common stock to drop include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those or our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price of our common stock may drop if our results of operations fail to meet the expectations of stock market analysts and investors.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS

        Our directors and executive officers beneficially own in the aggregate approximately 26.8% of our outstanding common stock. These stockholders, if they acted together, would be able to exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

EFFECT OF CERTAIN CHARTER AND BYLAWS PROVISIONS

        Certain provisions of our Certificate of Incorporation and Bylaws may make it more difficult for someone to acquire control of us. These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business. These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.

THE YEAR 2000 ISSUE

        The Year 2000 issue (the "Year 2000 Issue") in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read the date "00," the computer may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, which would cause disruptions of operations. In addition, the year 2000 is a leap year and systems need to recognize it as such.

        We have completed an inventory and risk assessment of our internal information technology ("IT") system applications (including voice and data systems), our internal non-IT facilities systems (including embedded software in environmental controls, security systems, fire protection systems, elevators and public utility connections for gas, electric and telephone systems), and embedded and external software contained in laboratory and other equipment that we believe could be adversely affected by the Year 2000 Issue. We believe that our internal systems are, at the present time, substantially compliant based upon internal systems tests, currently available information and reasonable assurance by our equipment and software vendors. Any costs to remediate Year 2000 Issues with regard to these systems are not anticipated to be material.

        In June of 1998, we began sending questionnaires to and/or contacting our outside vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. We have completed our risk assessment of our outside vendors and are currently reviewing their compliance. We cannot be certain that our vendors will adequately address their Year 2000 Issues. Furthermore, we cannot determine that third parties upon which our vendors depend will accomplish adequate remediation of their Year 2000 Issues. Except for our public utility service vendors, who have indicated that they expect to be in compliance by mid-1999, we believe that, with respect to the computer systems of our major outside vendors, should a Year 2000 Issue exist whereby a vendor was unable to address our needs, alternative vendors have been identified and are readily available that could furnish us with the same or similar supplies or services that we presently receive from these vendors without undue cost or expense.

        Based on currently available information, we believe that the impact of the Year 2000 Issue, as it relates to our internal operations, information systems and software applications will not be material. In the event we fail to successfully resolve our Year 2000 Issues with respect to our internal systems in a timely manner, we believe that, while such events would be disruptive to our operations in the short term, such circumstances would not have a material adverse effect on our business, financial condition and results of operations over the long term. However, failure of the major third parties, in particular the financial institutions with which we have significant banking and investment management relationships and our third party manufacturers, to be Year 2000 compliant could have a material adverse effect on our business, financial condition and results of operations or business prospects.


ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

        On December 10, 1998, the Company was served with a lawsuit initiated by four former employees of the Company. The lawsuit, which was filed in the Superior Court of Orange County, California, also names Dr. Alvin J. Glasky, the Company's founder and Chief Executive Officer, as a defendant. The lawsuit arises from a dispute concerning the termination, as of December 31, 1997, of agreements entered into as of June 1990 and December 1993 between the Company and each of the former employees, pursuant to which the employees agreed to accept an aggregate of 278,589 shares of the Company's common stock, subject to forfeiture provisions, in exchange for the cancellation of indebtedness owed to them by the Company arising from unpaid compensation and expenses in the total amount of $458,411. Pursuant to the agreements, the employees were not entitled to keep the shares unless the Company achieved certain revenue goals by a specified date, as determined by the Company's independent auditors in accordance with generally accepted accounting principles. Under the agreements, as amended, the Company was required to achieve total operating revenues from the date of each agreement through December 31, 1995, in a cumulative amount of at least $500,000. When the Company failed to achieve this goal, the agreements were amended to extend the deadline until December 31, 1997 and increase the revenue goal to a cumulative amount of at least $1,000,000. The agreements provide that, if the revenue goals are not achieved by the stated deadline, the shares will be forfeited and the employees will be required to return the shares to the Company. The Company did not achieve the required revenue goals either by December 31 1995, or by December 31, 1997. The Company's total revenues from inception through December 31, 1995 were only $497,128. The Company did not have any revenues in 1996 or 1997, and the total revenues from inception through December 31, 1997 remained at $497,128. In the lawsuit the plaintiffs allege, among other things, that the cumulative revenues of the Company were or should have been in excess of $500,000 as of December 31, 1995, and that the defendants fraudulently induced the plaintiffs into entering into the agreements and the subsequent amendments to the agreements. The lawsuit asks for damages in excess of $4,000,000 or, in the alternative, that the forfeiture restrictions be removed and the plaintiffs be allowed to keep their shares of common stock. The plaintiffs are also seeking punitive damages and reimbursement of attorneys' fees and costs. In March 1999, the Company filed a cross-complaint against the plaintiffs to seek a determination that the plaintiffs' shares have in fact been forfeited, and to obtain a court order requiring the plaintiffs to return their shares to the Company for cancellation. The lawsuit is in the early stages of discovery and no trial date has been set. Management of the Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. The Company intends to vigorously defend the lawsuit and to pursue the cross-complaint for the return and cancellation of all of the disputed shares. At the same time that the plaintiffs entered into their agreement with the Company in 1990 and 1993, Dr. Alvin J. Glasky and his wife, who was then and is now an employee of the Company, also entered into agreements with the Company that were identical to those entered into by the plaintiffs, pursuant to which Dr. and Mrs. Glasky received an aggregate of 400,244 shares of common stock subject to identical forfeiture provisions, in exchange for the cancellation of indebtedness owed to them by the Company arising from unpaid compensation and expenses in the total amount of $755,531. Dr. and Mrs. Glasky entered into an agreement with the Company on December 21, 1998, pursuant to which they have agreed to surrender for cancellation the same proportion of their restricted shares as the plaintiffs are required to surrender based on the final resolution of the lawsuit. Until such time as the lawsuit is finally resolved, the Company is accounting for all of these shares, which it deems to be forfeited, as issued and outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

        As of March 16, 1999, there were 6,225,709 shares of common stock outstanding held of record by 256 stockholders.

MARKET FOR SECURITIES

        The Company's common stock is currently listed on the NASDAQ National Market and trades under the symbol "NEOT." For each of the calendar quarters indicated, the high and low bid quotations of the Company's common stock, as reported by NASDAQ, were as follows:


                                                High             Low
                                                ----             ---
Year Ended December 31, 1997:
        Quarter Ended
        -------------
        March 31, 1997                         $6-3/4          $3-7/8
        June 30, 1997                          $16-3/8         $4-7/8
        September 30, 1997                     $15-7/8         $11-1/2
        December 31, 1997                      $14-1/2         $7

Year Ended December 31, 1998:
-----------------------------
        Quarter Ended
        -------------
        March 31, 1998                         $10-1/2         $8-1/8
        June 30, 1998                          $21             $6-7/8
        September 30, 1998                     $14-1/2         $5-5/8
        December 31, 1998                      $14-1/4         $4-11/16

        The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

DIVIDENDS

        The Company has never paid cash dividends on its common stock and does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        The following is a summary of transactions by the Company during the quarter ended December 31, 1998, involving sales of the Company's securities that were not registered under the Securities Act of 1933 (the "Securities Act.")

        In November 1998, the Company granted to a financial consultant options to purchase 25,000 shares of common stock at an exercise price of $8.5625 per share, which were vested upon issuance and expire in five years.

        During the fourth quarter of fiscal 1998, the Company sold shares of its common stock to Kingsbridge Capital Limited ("Kingsbridge") in six separate transactions pursuant to a Private Equity Line of Credit Agreement entered into between the Company and Kingsbridge on March 27, 1998. The six separate transactions were as follows: (i) on October 8, 1998, the Company sold 99,030 shares at $5.049 per share for a total of $500,000; (ii) on October 29, 1998, the Company sold 67,042 shares at $7.458 per share for a total of $500,000;
(iii) on November 17, 1998, the Company sold 86,197 shares at $8.701 per share for a total of $750,000; (iv) on November 30, 1998, the Company sold 64,383 shares at $7.766 per share for a total of $500,000; (v) on December 8, 1998, the Company sold 102,994 shares at $7.282 per share for a total of $750,000; and
(vi) on December 21, 1998, the Company sold 45,005 shares at $6.666 per share for a total of $300,000. The six transactions totaled 464,651 shares of Company common stock for an aggregate of $3,300,000.

        Exemption from the registration requirements of the Securities Act was claimed under Rule 506 and/or Section 4(2) of the Securities Act. The foregoing transactions did not involve any public offering and the recipient either received adequate information about the Company or had access, through employment or other relationships, to such information. In the foregoing transactions, the Company reasonably believed that each of the recipients was "sophisticated" within the meaning of Section 4(2) of the Securities Act.

USE OF PROCEEDS FROM REGISTERED SECURITIES

        The following information is provided pursuant to Rule 463 of the Securities Act and Item 701(f) of Regulation S-K in connection with the Company's Registration Statement on Form SB-2 filed under the Securities Act:

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

               (iv) Information regarding each class of securities:

                                                                          Common Stock
                                                             Common         Purchase
                                                              Stock         Warrants
                                                           -----------    ------------
                        Amount registered                    2,875,000       2,875,000
                        Aggregate offering price of
                          amount registered                $21,850,000    $          0
                        Amount sold                          2,700,000       2,700,000
                        Aggregate offering price of
                          amount sold                      $20,520,000    $          0
                (v)     Expenses of offering:                       A*              B*
                                                           -----------    ------------
                             Underwriting discounts
                                and commissions            $         0    $  1,436,400
                             Finders fees                  $         0    $     50,000
                             Expenses paid to or for
                                underwriters               $         0    $    331,317
                             Other expenses                $         0    $    525,502
                                                                          ------------
                             Total expenses                               $  2,343,219
                                                                          ------------

                (vi)    Net offering proceeds                             $ 18,176,781
                                                                          ============

               (vii) Use of net proceeds through December 31, 1998:

                                                                A*              B*
                                                             --------      -----------
                        Construction of plant, building
                           and facilities                    $             $ 1,794,794
                        Purchase and installation of
                           machinery and equipment                           2,197,253
                           and equipment
                        Repayment of indebtedness             533,613            9,000
                        Working capital                                     13,642,121
                                                             --------      -----------
                        Total Net Proceeds Used              $533,613      $17,643,168
                                                             ========      ===========

        As of December 31, 1998, all of the net proceeds from the sale of securities covered by the foregoing registration statement (other than proceeds, if any, which may be received from exercise of the common stock purchase warrants) have been applied.

ITEM 6. SELECTED FINANCIAL DATA

               The following table presents selected financial data of the Company. Certain of this financial data has been derived from the Company's audited financial statements included in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                                      Years Ended December 31,
                                    ------------------------------------------------------------
                                      1998         1997         1996         1995         1994
                                    --------     --------     --------     --------     --------
                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Revenues, from grants            $     --     $     --     $     --     $    125     $    236
   Operating expenses:
      Research and development         8,542        4,508          615          306          287
      General and administrative       3,123        2,341          660          667          221
                                    --------     --------     --------     --------     --------
   Loss from operations               11,665        6,850        1,275          848          272
   Other income (expense)                 60          688          237          (48)         (40)
                                    --------     --------     --------     --------     --------
   Net loss                         $(11,605)    $ (6,162)    $ (1,039)    $   (895)    $   (312)
                                    ========     ========     ========     ========     ========
   Basic and diluted loss
     per share                      $  (2.07)    $  (1.14)    $  (0.32)    $  (0.36)    $  (0.13)
                                    ========     ========     ========     ========     ========

BALANCE SHEET DATA AT DECEMBER 31:
   Cash and equivalents and
      marketable securities           $ 2,867     $ 9,132     $17,444      $     1      $     6
   Property and equipment, net          3,252       3,475         133            9           10
   Total assets                         6,826      13,198      17,979           11           18
   Long-term debt                       1,126         177          --          558          558
   Total stockholders' equity
     (deficit)                          3,290      10,543      16,622       (1,253)      (1,021)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

        From the Company's inception in June 1987 through December 31, 1998, the Company devoted its resources primarily to fund research and development, and incurred a cumulative net loss of approximately $23.8 million. During this period, the Company had only limited revenues from grants, and had no revenues from the sale of products or other sources. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company currently is seeking. To obtain working capital, the Company entered into an equity agreement with a private investor in March 1998 which allows the Company to sell to the investor over a two and one-half year period, at the Company's sole discretion but subject to certain restrictions, up to $15 million of its common stock. At March 16, 1999, the Company had $10.75 million remaining on the Line of Equity. In January 1999, the Company sold $4 million of Preferred Stock to private investors. See - Liquidity and Capital Resources.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

        The Company had no revenues for the twelve month periods ended December 31, 1998 or 1997.

        Research and development expenses for the twelve months ended December 31, 1998, increased by approximately $4.0 million, or 90% over the previous year. This increase was due primarily to the costs and expenses associated with the conduct of clinical and preclinical trials as the Company accelerated its program to commercialize its lead compound, NEOTROFIN(TM) (AIT-082). These costs and expenses were primarily in the categories of salaries due to additional personnel, rent, contract manufacturing and formulation of drug compounds, outside preclinical testing and the increased number and length of clinical trials.

        General and administrative expenses increased approximately $0.8 million, or 33%, for the year ended December 31, 1998, over the year ended December 31, 1997. General and administrative expenses for 1998 reflect increased expenses related to additional personnel, insurance, professional and consulting fees, commissions, facilities rent and travel. The Company expects general and administrative expenses to continue to increase in future periods due to expected increases in both research and development and sales and marketing activities associated with attempting to bring one or more of its products to market.

        Interest income decreased by approximately $0.5 million, or 68%, in 1998 over 1997 due to increased use of cash to fund current operations. The Company expects its interest earnings to decrease over the next year as it continues to use its cash to fund current operations.

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

        The Company had no revenues for the twelve month periods ended December 31, 1997 or 1996.

        Research and development expenses for the twelve months ended December 31, 1997, increased by approximately $3.9 million, or 632%, over 1996. This increase was due primarily to the costs and expenses associated with the commencement of clinical trials as well as personnel additions, salary increases, facilities rent, consulting fees, license fees and insurance costs as the Company expanded its operations and used the proceeds from the September 1996 initial public offering of common stock.

        General and administrative expenses increased approximately $1.7 million or 255% for the year ended December 31, 1997, over the year ended December 31, 1996. General and administrative expenses for 1997 reflect increased expenses related to additional personnel, salary increases, insurance, professional and consulting fees, commissions, facilities rent, travel, regulatory agency and other fees associated with being a public company which were all either significantly higher in 1997 than in 1996 or were initially incurred in 1997. In 1996, the Company operated for a portion of the year on a rent-free basis from the Chief Executive Officer's residence with very limited administrative and technical staff.

        Interest income increased by approximately $0.5 million or 178% in 1997 over 1996 as a result of the full year's utilization of invested and unallocated proceeds from the September 1996 initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through December 1998, the Company financed its operations primarily through grants, sales of securities, borrowings and deferred payment of salaries and other expenses from related parties. During September and October 1996, the Company effected the sale of a total of 2,700,000 units of its common stock and attached warrants to the public. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The Company realized net cash proceeds of approximately $18.2 million from the sale.

        On March 27, 1998, the Company executed an agreement with a private investor (the "Equity Line Agreement") which provides for the Company, at its sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $15 million of its common stock. The Equity Line Agreement expires in August 2001 and, among other things, provides for minimum and maximum puts ranging from $250,000 to $2.0 million, depending on the Company's stock price and trading volume. Puts cannot occur more frequently than every 15 days, and are subject to a discount of 12% from the then current average market price of the Company's common stock, as determined under the Equity Line Agreement. In addition, the Company issued to the investor 5-year warrants to purchase 25,000 shares of common stock at $11.62 per share. Through December 31, 1998, the Company had received proceeds of approximately $3.5 million from sales of common stock under the Equity Line Agreement. The Company received an additional $0.7 million in January 1999, and as of March 16, 1999, an additional $10.75 million remains available under the Equity Line Agreement.

        To supplement the Equity Line Agreement for the purpose of funding the Company's planned larger clinical trials, on January 29, 1999, the Company entered into a financing transaction to sell to two private investors up to $6 million of preferred stock in two tranches. The first tranche of $4.0 million was sold on January 29, 1999, and for an initial period of 120 days is convertible into common stock at a fixed price of $13.06 per share. Thereafter, the preferred stock is convertible at the lesser of the fixed price or at a variable rate of 101% of the average market price for the ten lowest of the thirty days immediately preceding the conversion date. In no event can the first tranche be converted into more than 1,450,000 shares. The second tranche of $2.0 million, which is at the Company's option, can be sold during the period of July 28, 1999 through September 16, 1999, subject to the satisfaction by the Company of certain conditions. The preferred stock in the second tranche will contain terms and conditions for conversion similar to the first tranche, except that the fixed conversion price will be set at 125% of the average market price of the common stock at the time of the second closing. Dividends on the preferred stock are payable in cash or in common stock, at the option of the Company, at the annual rate of 5%. Additional features of the preferred stock issue include, among other things, a redemption feature at the Company's option if the common stock trades below a floor of $5 per share or above a ceiling of $20 per share.

        At December 31, 1998, the Company had working capital of approximately $1.0 million which included cash and equivalents of approximately $1.1 million and short-term investments of approximately $1.8 million. In comparison, at December 31, 1997, the Company had working capital of approximately $7.0 million which included cash and cash equivalents of approximately $7.0 million (of which approximately $0.9 million was restricted) and short-term investments of approximately $2.1 million. The $6.0 million decrease in working capital is attributable primarily to the funding of the $11.6 million operating loss for the year ended December 31, 1998, offset in part by a borrowing collateralized by equipment ($1.5 million) and equity transactions, principally utilization of the Equity Line Agreement, of approximately $4.0 million.

        Through December 31, 1998, the Company spent (principally in 1997) approximately $4.0 million for capital equipment and leasehold improvements of which $1.5 million was borrowed from a finance company pursuant to a $2 million equipment line of credit agreement. In 1999, the Company intends to spend approximately $1 million for additional equipment as it further expands its research and development laboratories, and to partially finance these capital equipment acquisitions by utilizing the $500,000 remaining under its existing equipment line of credit agreement. The Company has pledged substantially all of its tangible assets as collateral for this borrowing. The Company has also granted to the finance company a warrant to purchase up to 13,459 shares of its common stock at $7.43 a share.

        Effective June 1997 the Company entered into a non-cancelable long-term operating lease with a major developer. The initial lease term is seven years with two renewal options for five years each at the then fair market value rate. Minimum rental commitments under this lease for the five and one-half year period from January 1999 through June 2002 are approximately $483,100 (1999), $500,500 (2000 and 2001), $538,100 (2002), $554,200 (2003) and $285,400 (2004).
In addition to rentals, the Company is obligated under the lease for real property taxes, insurance and maintenance.

        In October 1998 the Company entered into an agreement with a contract research organization to conduct a clinical trial in three countries involving approximately 400 patients. The agreement, which is cancelable by either party upon thirty days notice, is expected to result in aggregate expenditures ranging from $4 to $5 million over the course of one year. Through December 31, 1998, the Company had expended approximately $360,000 in connection with this clinical trial, of which approximately $265,000 was reflected as an advance at December 31, 1998, for services to be rendered in 1999.

        The Company has committed to spend approximately $442,000 in 1999 and $178,000 in 2000 to a number of universities to conduct general scientific research programs and to provide for Fellowship Grants.

        Since its inception, the Company has been in the development stage and therefore devotes substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $23.8 million through December 31, 1998, and expects to incur substantial losses over the next several years. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least 12 months of operations, the Company also believes that ultimately it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. If the Company is successful in obtaining additional funding, the Company's existing stockholders could experience substantial dilution to their shares of stock.

        Without additional funding, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development projects, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on its own, and which could be on terms unfavorable to the Company.

YEAR 2000 READINESS DISCLOSURE

All statements contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act.

           The Year 2000 issue (the "Year 2000 Issue") in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read the date "00," the computer may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, which would cause disruptions of operations. In addition, the year 2000 is a leap year and systems need to recognize it as such.

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

           Based on currently available information, the Company believes that the impact of the Year 2000 Issue, as it relates to its IT Systems, Facilities Systems, Equipment and third parties will not be material. In the event the Company were to fail to successfully implement its solutions to the Year 2000 Issues with respect to its internal systems in a timely manner, the Company believes that while such events would be disruptive to the Company's operations in the short term, such circumstances would not have a material adverse effect on the business, financial condition and results of operations of the Company over the long term. However, failure of the major third parties, in particular the financial institutions with which the Company has significant banking and investment management relationships and the Company's third party manufacturers, to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations or business prospects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

        The Company is exposed to certain market risks associated with interest rate fluctuations on its marketable securities and borrowing arrangements. All investments in marketable securities and borrowing arrangements are entered into for purposes other than trading. The Company is not subject to risks from currency rate fluctuations. In addition, the Company does not utilize hedging contracts or similar instruments.

        The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company's financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of these investments, however, because these financial instruments are considered "available for sale," all such changes are reflected in the financial statements in the period affected.

        The Company's borrowings bear interest at fixed annual rates. Changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows. Because of the relatively short-term nature of the Company's borrowings, fluctuations in fair value are not deemed to be material.

QUALITATIVE DISCLOSURES

        The Company's primary exposures relate to (1) interest rate risk on its borrowings, (2) the Company's ability to pay or refinance its borrowings at maturity at market rates, (3) interest rate risk on the value of the Company's investment portfolio and rate of return, (4) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future cash requirements. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. The Company manages interest rate risk on its outstanding borrowings by using fixed rate debt. While the Company cannot predict or manage its ability to refinance existing borrowings and investment portfolio, management evaluates the Company's financial position on an ongoing basis.

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Independent Public Accountants.............................    28

Consolidated Balance Sheets..........................................    29

Consolidated Statements of Operations................................    30

Consolidated Statements of Stockholders' Equity (Deficit)............    31

Consolidated Statements of Cash Flows................................    33

Notes to Consolidated Financial Statements...........................    35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of NeoTherapeutics, Inc.:


        We have audited the accompanying consolidated balance sheets of NeoTherapeutics, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (June 15, 1987) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoTherapeutics, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception to December 31, 1998, in conformity with generally accepted accounting principles.


                                               /s/ ARTHUR ANDERSEN LLP


Orange County, California
February 26, 1999

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                    --------------------------------
                                                                         1997               1998
                                                                    --------------      ------------
CURRENT ASSETS:
    Cash and equivalents ......................................      $  6,063,347       $  1,097,341
    Restricted cash ...........................................           935,000                 --
    Marketable securities and short-term
      investments .............................................         2,133,375          1,769,348
    Other receivables, principally investment
      interest ................................................           221,829            112,552
    Advance deposit to clinical trial vendor ..................                --            265,727
    Prepaid expenses and refundable deposits ..................           127,259            157,495
                                                                     ------------       ------------
        Total current assets ..................................         9,480,810          3,402,463
                                                                     ------------       ------------

PROPERTY AND EQUIPMENT, at cost:
    Equipment .................................................         1,952,262          2,197,253
    Leasehold improvements ....................................         1,803,000          1,794,794
    Accumulated depreciation and amortization .................          (279,913)          (740,413)
                                                                     ------------       ------------
        Property and equipment, net ...........................         3,475,349          3,251,634
                                                                     ------------       ------------
OTHER ASSETS - Prepaid expenses and deposits ..................           242,314            172,066
                                                                     ------------       ------------
                                                                     $ 13,198,473       $  6,826,163
                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Line of credit ............................................      $    850,000       $         --
    Accounts payable and accrued expenses .....................           975,339          1,278,954
    Accrued payroll and related taxes .........................                --             81,370
    Note payable to related party .............................           558,304            558,304
    Current portion of long-term debt .........................            94,886            445,297
                                                                     ------------       ------------
        Total current liabilities .............................         2,478,529          2,363,925
                                                                     ------------       ------------
LONG TERM DEBT, net of current portion ........................           176,549          1,126,174

DEFERRED RENT .................................................                --             46,308
                                                                     ------------       ------------
        Total liabilities .....................................         2,655,078          3,536,407
                                                                     ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common Stock, par value $0.001 per share,
      25,000,000 shares authorized:
        Issued and outstanding, 5,465,807 and
           6,146,854 shares, respectively .....................        23,188,363         27,535,329
    Unrealized gains on available-for-sale
      securities ..............................................            20,256             24,207
    Deficit accumulated during the
       development stage ......................................       (12,665,224)       (24,269,780)
                                                                     ------------       ------------
        Total stockholders' equity ............................        10,543,395          3,289,756
                                                                     ------------       ------------
                                                                     $ 13,198,473       $  6,826,163
                                                                     ============       ============

The accompanying notes are an integral part of these consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      PERIOD FROM
                                                                                     JUNE 15, 1987
                                                                                      (INCEPTION)
                                              YEARS ENDED DECEMBER 31,                  THROUGH
                                   ----------------------------------------------     DECEMBER 31,
                                       1996             1997            1998             1998
                                   ------------     ------------     ------------     ------------
REVENUES, from grants ...........  $         --     $         --     $         --     $    497,128
                                   ------------     ------------     ------------     ------------
OPERATING EXPENSES:
     Research and development ...       615,485        4,508,255        8,542,034       16,017,101
     General and administrative..       659,895        2,341,276        3,122,506        8,892,888
                                   ------------     ------------     ------------     ------------
                                      1,275,380        6,849,531       11,664,540       24,909,989
                                   ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS ............    (1,275,380)      (6,849,531)     (11,664,540)     (24,412,861)
                                   ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
     Interest income ............       268,231          746,008          235,265        1,257,217
     Interest expense ...........       (51,769)         (56,419)        (156,016)        (692,571)
     Other income (expense) .....        20,043           (1,599)         (19,265)          27,435
                                   ------------     ------------     ------------     ------------
       Total other income .......       236,505          687,990           59,984          592,081
                                   ------------     ------------     ------------     ------------
       NET LOSS .................  $ (1,038,875)    $ (6,161,541)    $(11,604,556)    $(23,820,780)
                                   ============     ============     ============     ============
BASIC AND DILUTED LOSS
  PER SHARE .....................  $      (0.32)    $      (1.14)    $      (2.07)
                                   ============     ============     ============
BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES
  OUTSTANDING ...................     3,292,663        5,405,831        5,615,449
                                   ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                        DEFICIT       DEFERRED
                                                                                       ACCUMULATED  COMPENSATION
                                              REVENUE           COMMON STOCK           DURING THE        AND
                                            PARTICIPATION -------------------------    DEVELOPMENT   UNREALIZED
                                               UNITS         SHARES        AMOUNT         STAGE         GAINS          TOTAL
                                            -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, Inception (June 15, 1987)  .....   $        --            --   $        --   $        --    $        --    $        --
    Common stock issued .................            --       465,902         2,100            --             --          2,100
    Net loss ............................            --            --            --       (31,875)            --        (31,875)
                                            -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1987 ..............            --       465,902         2,100       (31,875)            --        (29,775)
    Common stock issued .................            --       499,173         2,250            --             --          2,250
    Revenue Participation Units
      issuance ..........................       594,000            --            --            --             --        594,000
    Net loss ............................            --            --            --      (556,484)            --       (556,484)
                                            -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1988 ..............       594,000       965,075         4,350      (588,359)            --          9,991
    Revenue Participation Units
      issuance ..........................        82,000            --            --            --             --         82,000
    Net effect of acquisition ...........            --       145,000       354,316            --             --        354,316
    Net loss ............................            --            --            --      (934,563)            --       (934,563)
                                            -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1989 ..............       676,000     1,110,075       358,666    (1,522,922)            --       (488,256)
    Exercise of warrants ................            --        31,108       136,402            --             --        136,402
    Common stock issued in exchange
      for accrued salaries on
      June 30 at $1.25 ..................            --       402,518       503,144            --             --        503,144
    Net loss ............................            --            --            --      (859,172)            --       (859,172)
                                            -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1990 ..............       676,000     1,543,701       998,212    (2,382,094)            --       (707,882)
    Net Loss ............................            --            --            --      (764,488)            --       (764,488)
                                            -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1991 ..............       676,000     1,543,701       998,212    (3,146,582)            --     (1,472,370)
    Net loss ............................            --            --            --      (423,691)            --       (423,691)
                                            -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1992 ..............       676,000     1,543,701       998,212    (3,570,273)            --     (1,896,061)
    Common stock issued in exchange
      for investment banking services on
      March 18 at $1.35 .................            --        40,000        54,000            --             --         54,000
    Common stock issued in exchange
      for accrued salaries on
      December 30 at $2.50 ..............            --       255,476       638,694            --             --        638,694
    Common stock issued in exchange
      for note payable to President
      on December 30 at $2.50 ...........            --       200,000       500,000            --             --        500,000
    Common stock issued in exchange
      for accrued expenses on
      December 30 at $2.50 ..............            --        20,842        52,104            --             --         52,104
    Stock options issued in exchange
      for accrued professional fees
      on December 31 at $1.35 ...........            --            --       108,000            --             --        108,000
    Stock options issued in exchange
      for future services on
      December 31 at $1.35 ..............            --            --        39,750            --             --         39,750
    Stock options issued for services ...            --            --            --            --        (93,749)       (93,749)
    Net loss ............................            --            --            --      (237,815)            --       (237,815)
                                            -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1993 ..............       676,000     2,060,019     2,390,760    (3,808,088)       (93,749)      (835,077)
    Common stock issued for cash
      at $2.50 ..........................            --        13,000        32,500            --             --         32,500
    Amortization of deferred compensation            --            --            --            --         93,749         93,749
    Net loss ............................            --            --            --      (312,342)            --       (312,342)
                                            -----------   -----------   -----------   -----------    -----------    -----------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

                                                                                          DEFICIT          DEFERRED
                                                                                         ACCUMULATED     COMPENSATION
                                           REVENUE            COMMON STOCK               DURING THE           AND
                                         PARTICIPATION   --------------------------      DEVELOPMENT      UNREALIZED
                                            UNITS           SHARES         AMOUNT            STAGE            GAINS         TOTAL
                                         -----------     -----------   -------------    -------------     -----------   -----------
BALANCE, December 31, 1994 ..........    $   676,000       2,073,019   $   2,423,260    $ (4,120,430)     $       --    $(1,021,170)
    Common stock issued for cash
      at $2.50......................              --          22,000          55,000              --              --         55,000
    Common stock forfeiture .........             --        (678,836)     (1,193,943)             --              --     (1,193,943)
    Common stock reissued at $2.50 ..             --         678,836       1,697,090              --              --      1,697,090
    Stock options issued for
      services at $2.50 .............             --              --         105,000              --              --        105,000
    Net loss ........................             --              --              --        (895,378)             --       (895,378)
                                        ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 1995 ..........        676,000       2,095,019       3,086,407      (5,015,808)             --     (1,253,401)
    Common stock issued for cash
      at $2.50 (net of commission)  .             --         266,800         633,650              --              --        633,650
    Stock options issued for
      services at $2.50 .............             --              --         103,950              --              --        103,950
    Cash paid out for fractional
      shares ........................             --             (12)            (25)             --              --            (25)
    Conversion of Revenue
      Participation
      Units into common stock .......       (676,000)        300,000       1,125,000        (449,000)             --             --
    Common stock and warrants issued
      for cash at $7.60, less
      commissions and costs of
      public offering ...............             --       2,700,000      18,176,781              --              --     18,176,781
    Net loss ........................             --              --              --      (1,038,875)             --     (1,038,875)
                                        ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 1996 ..........             --       5,361,807      23,125,763      (6,503,683)             --     16,622,080
    Stock options exercised .........             --         104,000           2,600              --              --          2,600
    Stock options issued for
      services at $2.00 .............             --              --          60,000              --              --         60,000
    Unrealized gains on
      available-for-sale
      securities ....................             --              --              --              --          20,256         20,256
    Net loss ........................             --              --              --      (6,161,541)             --     (6,161,541)
                                       ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 1997 ..........             --       5,465,807      23,188,363     (12,665,224)         20,256     10,543,395
    Common stock and warrants
      issued for cash under Line
      of Equity Agreement, net of
      issue costs ...................             --         506,049       3,451,782              --              --      3,451,782
    Stock options exercised by
     employees, directors,
     and consultants ................             --         134,000         340,560              --              --        340,560
    Exercise of underwriters'
      warrants ......................             --          41,000         373,920              --              --        373,920
    Notes receivable for
     exercise of stock options ......                                       (286,560)             --              --       (286,560)
    Stock options issued for services             --              --         422,264              --              --        422,264
    Warrant to purchase common
      stock issued in connection
      with equipment financing ......             --              --          45,000              --              --         45,000
    Fractional shares adjustment upon
      conversion of pre-split shares              --              (2)             --              --              --             --
    Unrealized gains on
      available-for-sale
      Securities ....................             --              --              --              --           3,951          3,951
    Net loss ........................             --              --              --     (11,604,556)             --   (11 ,604,556
                                        ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 1998 ..........   $         --       6,146,854    $ 27,535,329    $(24,269,780)   $     24,207   $  3,289,756
                                        ============    ============    ============    ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      PERIOD FROM
                                                                                                     JUNE 15, 1987
                                                                                                      (INCEPTION)
                                                             YEARS ENDED DECEMBER 31,                  THROUGH
                                                  ----------------------------------------------      DECEMBER 31,
                                                      1996             1997             1998             1998
                                                  -------------    ------------     ------------     ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss ...................................    $ (1,038,875)    $ (6,161,541)    $(11,604,556)    $(23,820,780)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization ............           7,898          220,950          460,500          865,902
    Issuance of common stock options
       for services ..........................         103,950           60,000          422,264          691,214
    Amortization of deferred compensation ....              --               --               --           93,749
    Compensation expense for extension of
       Debt Conversion Agreements, net .......              --               --               --          503,147
    Gain on sale of assets ...................              --               --               --           (5,299)
    (Increase) decrease in other receivables .        (163,988)         (57,841)         109,277         (112,306)
    Increase in prepaid expenses and
       refundable deposits ...................        (238,187)        (130,402)        (180,715)        (500,285)
    Increase in accounts payable
       and accrued expenses ..................          11,278          630,018          303,615        1,439,054
    Increase (decrease) in accrued payroll
       and related taxes .....................         103,388         (331,175)          81,370          720,064
    Increase in deferred rent ................              --               --           46,308           46,308
    Increase (decrease) in accrued interest to
       related parties .......................             979         (122,396)              --          300,404
                                                  ------------     ------------     ------------     ------------

        Net cash used in operating
            activities .......................      (1,213,557)      (5,892,387)     (10,361,937)     (19,778,828)
                                                  ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment ........        (131,600)      (3,563,790)        (236,785)      (4,072,350)
  Redemptions (purchases) of marketable
     securities and short-term investments ...      (7,448,546)       5,315,171          364,027       (1,769,348)
  Unrealized gain on available-for-sale
     securities ..............................              --           20,256            3,951           24,207
  Payment of organization costs ..............              --               --               --          (66,093)
  Proceeds from sale of equipment ............              --               --               --           29,665
  Issuance of notes receivable ...............              --               --               --          100,000
                                                  ------------     ------------     ------------     ------------
         Net cash provided by (used in)
           investing activities...............      (7,580,146)       1,771,637          131,193       (5,753,919)
                                                  ------------     ------------     ------------     ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                                      PERIOD FROM
                                                                                                     JUNE 15, 1987
                                                                                                      (INCEPTION)
                                                             YEARS ENDED DECEMBER 31,                  THROUGH
                                                  ----------------------------------------------      DECEMBER 31,
                                                      1996             1997             1998             1998
                                                  -------------    ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment) of notes payable to/
     borrowings from related parties, net ...    $    (22,500)    $         --     $         --     $    757,900
  Proceeds from (repayment of)
     bank line of credit ....................              --          850,000         (850,000)              --
  (Increase) decrease in restricted cash ....              --         (935,000)         935,000               --
  Proceeds from long-term debt ..............              --          326,625        1,500,000        1,826,625
  Repayment of long-term debt ...............              --          (55,190)        (199,964)        (255,154)
  Proceeds from issuance of common stock
     and warrants, net of related offering
     costs and expenses .....................      18,810,431               --        3,451,782       22,993,610
  Proceeds from exercise of stock options ...              --            2,600          714,480          717,080
  Issuance of notes to officers and directors
     for exercise of stock options ..........                                          (286,560)        (286,560)
  Proceeds from Revenue Participation
     Units ..................................              --               --               --          676,000
  Cash paid out for fractional shares .......             (25)              --               --              (25)
  Cash at acquisition .......................              --               --               --          200,612
                                                 ------------     ------------     ------------     ------------
       Net cash provided by financing
          activities ........................      18,787,906          189,035        5,264,738       26,630,088

Net increase (decrease) in cash and
  equivalents ...............................       9,994,203       (3,931,715)      (4,966,006)       1,097,341
Cash and equivalents, beginning of period ...             859        9,995,062        6,063,347               --
                                                 ------------     ------------     ------------     ------------
Cash and equivalents, end of period .........    $  9,995,062     $  6,063,347     $  1,097,341     $  1,097,341
                                                 ============     ============     ============     ============

SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of accrued payroll into shares
     of common stock ........................    $         --     $         --     $         --     $  1,141,838
                                                 ============     ============     ============     ============
  Conversion of notes payable to related
     parties into shares of common stock ....    $         --     $         --     $         --     $    500,000
                                                 ============     ============     ============     ============
  Conversion of accrued interest into notes
     payable to related parties .............    $         --     $         --     $         --     $    300,404
                                                 ============     ============     ============     ============
  Conversion of Revenue Participation
     Units into shares of common stock ......    $    676,000     $         --     $         --     $    676,000
                                                 ============     ============     ============     ============
  Issuance of stock options for services ....    $    103,950     $     60,000     $    422,264     $    691,214
                                                 ============     ============     ============     ============
  Issuance of warrant in connection with
     equipment financing ....................    $         --     $         --     $     45,000     $     45,000
                                                 ============     ============     ============     ============
  Conversion of other accrued liabilities to
     shares of no par value common stock ....    $         --     $         --     $         --     $     52,104
                                                 ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND NATURE OF BUSINESS

        NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to NeoTherapeutics, Inc. and in June 1997, the Company was reincorporated in the state of Delaware. At December 31, 1998, the Company had two wholly owned subsidiaries, Advanced ImmunoTherapeutics, Inc. ("AIT"), incorporated in California in June 1987, and NeoTherapeutics GmbH ("NEOT GmbH"), incorporated in Switzerland in April 1997. AIT became a wholly owned subsidiary of AFC in July 1989 in a transaction accounted for as a reverse acquisition. All references to the "Company" hereinafter refer to the Company, AIT and NEOT GmbH as a consolidated entity.

        The Company is a development stage biopharmaceutical enterprise engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions, such as memory deficits associated with Alzheimer's disease, aging, stroke, spinal cord injuries and Parkinson's disease. The accompanying consolidated financial statements include the results of the Company and its wholly-owned subsidiaries.

        DEVELOPMENT STAGE ENTERPRISE

        The Company is in the development stage and, therefore, devotes substantially all of its efforts to research and development activities. Since its inception, the Company has incurred cumulative losses of approximately $23.8 million through December 31, 1998, and expects to incur substantial losses over the next several years. While the Company believes that its existing capital resources (including the proceeds from its line of equity financing and the private placement of preferred stock completed in January 1999 - see Note 13) will be adequate to fund its capital needs for at least 12 months of operations, the Company also believes that, ultimately, it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors including, but not limited to, continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. Without additional funding, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development projects, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on its own. Other factors impacting the future success of the Company are the ability to develop products which will be safe and effective in treating neurological diseases, and the ability to obtain government approval as well as dependency on key personnel.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        CASH AND EQUIVALENTS

        Cash and equivalents consist of cash and highly liquid investments of commercial paper and demand notes with original maturities of 90 days or less. At December 31, 1997, cash equivalents of $935,000 were pledged as collateral on a bank line of credit and were classified as restricted cash on the balance sheet. The note was repaid and the restricted cash was released during February 1998.

        PREPAID EXPENSES AND ADVANCE DEPOSITS

        Prepaid expenses and advance deposits are capitalized and amortized over the period benefitted, or as the related services are rendered (as applicable).

        MARKETABLE SECURITIES

        The Company accounts for investments in marketable securities under Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires investments in debt and equity securities to be classified among three categories as follows: held-to-maturity, trading and available-for-sale. As of December 31, 1998, all securities held by the Company were considered as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Quoted market prices have been used in determining the fair value of these investments. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on investment securities. A valuation allowance is not established to recognize temporary market value fluctuations as the Company has the intent and ability to hold these investments until maturity. Short-term investments consist of commercial paper and equivalent corporate obligations and are stated at amortized cost, with respect to held-to-maturity investments, and at fair value with respect to investments classified as available-for-sale securities.

        PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost, less accumulated depreciation and amortization. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Depreciation and amortization are computed using principally the straight-line method over the following estimated useful lives:

        Equipment                       5 to 7 Years
        Leasehold Improvements          The shorter of useful life or lease term

        RESEARCH AND DEVELOPMENT

        All costs related to research and development activities are expensed in the period incurred.

        GRANT REVENUE

        Revenue consists of amounts earned from grants which are recognized in accordance with the terms of the related agreements.

        INCOME TAXES

        The Company follows Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for the Company's net deferred tax asset.

        STOCK BASED COMPENSATION

        The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. SFAS 123 encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for stock options issued to employees consistent with Accounting Principles Board (APB)

Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.

        NET LOSS PER SHARE

        Net loss per share is calculated using the weighted average number of shares outstanding for the period. Common stock options and warrants are excluded from the computation as their effect would be antidilutive. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share, instead of the primary and fully diluted earnings per share
(EPS) as previously required. The new standard was adopted by the Company in 1997. In 1996 the difference between previously reported EPS and restated EPS in accordance with SFAS No. 128 amounted to an increased loss of $0.01 per share.

        NEW PRONOUNCEMENTS

        COMPREHENSIVE INCOME. Effective for fiscal years beginning after December 15, 1997, SFAS No. 130 "Reporting Comprehensive Income" requires that comprehensive income and its components, as defined in the statement, be reported in a financial statement. Current accounting standards require that certain items such as (1) foreign currency translation adjustments, (2) unrealized gains and losses on certain investments in debt and equity securities, and (3) unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity, without having been recognized in the determination of net income. Effective for fiscal years beginning after December 15, 1997, comprehensive income must be reported "in a financial statement that is displayed with the same prominence as other financial statements." While the Company adopted the provisions of SFAS No. 130 for the 1998 fiscal year, the adoption of this standard did not have a material effect on the presentation of the Company's financial statements.

        SEGMENT REPORTING. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 replaces SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and several other pronouncements that amended SFAS No. 14. SFAS No. 131 requires the disclosure of extensive information about an entity's operating segments. In addition to disclosure of information about multiple reporting segments, an enterprise is required to report certain disaggregated information, even if it functions as a single operating unit. Management believes that the Company currently operates under a single segment. Adoption of SFAS No. 131 in 1998 did not materially impact the Company's financial statement disclosures.

        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999, although earlier implementation is allowed. Management plans to adopt the Standard in fiscal 2000 and believes that its adoption will not have a material impact on the Company.

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

2.      RELATED PARTY TRANSACTIONS

        During 1987 and 1988, the Company's Chief Executive Officer, who is also a major stockholder of the Company, loaned a total of $270,650 to the Company for working capital purposes, of which $250,000 plus $2,000 of accrued interest was canceled in December 1988 in exchange for the issuance of 28 Revenue Participation Units ("RPU's"). The RPU's, in turn, were converted into 112,000 shares of common stock (see Note 8).

        From 1989 through 1993 the Company borrowed an additional $757,900 from the Chief Executive Officer which, together with accrued interest of $300,404, aggregated $1,058,304 on December 31, 1993, at which time the Company issued 200,000 shares of common stock to the Chief Executive Officer in exchange for cancellation of $500,000 of loans made to the Company. The remaining $257,900 in principal and accrued interest of $300,404 were converted to a $558,304 promissory note which, as amended from time to time, is currently unsecured, and is payable upon demand. Interest is payable monthly at the annual rate of 9%.

        In September 1990, the Company issued a warrant to the Chief Executive Officer to purchase up to 88,173 shares of common stock of the Company at any time between September 1, 1990 and August 31, 1995, for $3.75 per share. Effective August 31, 1995, the expiration date of the warrant was extended to August 31, 2000.

        ASSIGNMENT OF PATENTS BY CHIEF EXECUTIVE OFFICER

        The Chief Executive Officer of the Company has assigned all of his rights in the following three patents to the Company:

        1.  U.S. Patent No. 5,091,432 issued on February 25, 1992;
        2.  U.S. Patent No. 5,447,939 issued on September 5, 1995; and
        3.  U.S. Patent No. 5,801,184 issued on September 1, 1998.

        In connection with the assignment of these patents to the Company, the Chief Executive Officer and the Company entered into royalty agreements, which expire concurrently with the expiration of the underlying patents and any patents derived therefrom. Under each of the Agreements, as amended, the Company is obligated to pay the Chief Executive Officer a royalty of two percent (2%) of all revenues derived by the Company from the use and sale by the Company of any products or methods included in the patents. Further, in the event that the Chief Executive Officer's employment is terminated by the Company without cause, the royalty rate under each Agreement was to be increased to five percent (5%). Finally, in the event of the Chief Executive Officer's death, the family or estate is entitled to continue to receive under each Agreement royalties at a rate of two percent (2%) for the duration of the respective Agreement.

        MCMASTER UNIVERSITY AGREEMENT

        On July 10, 1996, the Company entered into a license agreement with McMaster University (the "University") which allows the Company use of certain chemical compounds developed by the University covered in the patents filed jointly by the Company and the University. Under the agreement, the Company paid a one time licensing fee of $15,000 and is obligated to pay an annual royalty of five percent (5%) on net sales of products containing compounds developed by the University. The Company commenced payment of minimum annual royalties of $25,000 beginning July 1997. A second payment of $25,000 was made in July 1998. The third patent noted above was also jointly filed by the Company and the University and is subject to the same royalty agreement.

        EMPLOYMENT AGREEMENT

        Effective July 1, 1996, the Company entered into an employment agreement with the Chief Executive Officer. The agreement, among other things, provides for the grant of incentive stock options, an annual base salary with annual increases and an annual bonus based on the Company's attainment of certain performance objectives. The agreement, which was originally scheduled to terminate on June 30, 1999, was extended to December 31, 1999. The agreement also provides for guaranteed severance payments upon the Chief Executive Officer's termination of employment without cause, or upon a change of control of the Company. In connection with entering into this agreement, the Chief Executive Officer was granted an incentive option to purchase 75,000 shares of common stock at 110 percent of fair market value at the date of grant ($4.13 per share). This option vests in three equal increments over the life of the original agreement.

3 .     MARKETABLE SECURITIES

        A summary of marketable securities at December 31, 1997 and 1998 are as follows:

                                                          Gross         Gross
                                                       Unrealized     Unrealized        Market
   Type of Investment                      Cost           Gains        (Losses)         Value
   ------------------                   ----------     ----------     ----------      ----------
December 31, 1997:
    Held-to-Maturity:
      Corporate Bonds                   $  168,992     $       --     $       --      $  168,992
                                        ----------     ----------     ----------      ----------
    Available-for-Sale:
      U.S. Government Treasury
        Notes and Bonds                  1,292,951         10,218           (388)      1,302,781
      U.S. Government guaranteed
        securities                         447,900          8,770             --         456,670
      Corporate Bonds                      203,276          1,656             --         204,932
                                        ----------     ----------     ----------      ----------
         Total securities available      1,944,127         20,644           (388)      1,964,383
                                        ----------     ----------     ----------      ----------
         Total Investments              $2,113,119     $   20,644     $     (388)     $2,133,375
                                        ==========     ==========     ==========      ==========

December 31, 1998:
    Available-for-Sale:
      U.S. Government Treasury
        Notes and Bonds                 $  894,516     $   13,076     $       --      $  907,592
      U.S. Government guaranteed
        securities                         156,112          4,971             --         161,083
      Corporate Bonds                      694,513          6,160             --         700,673
                                        ----------     ----------     ----------      ----------
         Total Investments              $1,745,141     $   24,207     $       --      $1,769,348
                                        ==========     ==========     ==========      ==========

        The above securities are shown in the accompanying balance sheet at December 31, 1997 and 1998, as follows:

         December 31, 1997:
             Marketable securities and short-term investments:
                Held-to-Maturity                                    $   168,992
                Available-for-Sale                                    1,964,383
                                                                    -----------
                                                                    $ 2,133,375
                                                                    ===========
         December 31, 1998:
             Marketable securities and short-term investments:
                Available for Sale                                  $ 1,769,348
                                                                    ===========

        There were no sales of securities for the year ended December 31, 1997. For the year ended December 31, 1998, sales of securities aggregated $1,169,156, realizing net gains of $15,310 therefrom.

4.      DEBT

        During August 1997, the Company established a Line of Credit Agreement with its bank which expired August 30, 1998. At December 31, 1997, the Company was indebted to the bank for $850,000 under the Agreement. The interest rate was approximately 8% at December 31, 1997. Such debt was collateralized by restricted cash equivalents in the amount of $935,000. During February 1998 the related note was repaid and the restricted cash was released.

        In September 1997, the Company financed the premium for a three year insurance policy through a borrowing from the insurer. The loan is payable through August 2000 in monthly installments of $9,475, including principal and 8.25% interest.

        In September 1998, the Company entered into a $2 million Master Note and Security Agreement (the "Note") with a finance company affiliated with its bank. Through December 31, 1998, the Company borrowed $1,500,000 under the Note for equipment and computer software purchases and has an additional $500,000 available over the next year for similar purchases. Borrowings are collateralized by substantially all of the Company's assets, exclusive of its patents and other intellectual properties. The note requires monthly repayments of $41,277, bears interest at approximately 12% and is due March 2002, at which time a final principal installment of $150,000 is due. The Company has also granted to the finance company a warrant to purchase up to 13,459 shares of its common stock at $7.43 a share which was valued at $45,000 using the Black-Scholes option-pricing model with the following assumptions: Risk-free interest rate of 5.02 percent; expected life of three years; expected volatility of 75.3 percent. The warrant was recorded as a prepaid expense and is being amortized with the effective interest method over the life of the note.

        Future installments of debt principal are as follows:

             Year Ending
             December 31                                   Amount
             -----------                                 ----------
                1999                                     $  445,297
                2000                                        460,476
                2001                                        437,433
                2002                                        228,265
                                                         ----------
                                                         $1,571,471
                                                         ==========

5.      REVENUE FROM GRANTS

        In July 1995, a Small Business Innovative Research Grant (the SBIR Grant) from the National Institutes of Health was completed and no additional funds were due or collected. The Company has received an aggregate of $497,128 from the SBIR Grant.

6.      PROVISION FOR INCOME TAXES

        No provision for federal and state income taxes has been recorded, as the Company has incurred net operating losses through December 31, 1998. At December 31, 1998, the Company and its domestic subsidiary had approximately $14.7 million of federal net operating loss carryforwards available to offset future United States taxable income, if any. Such carryforwards expire on various dates beginning 2009 through 2018. The primary differences between the tax and financial reporting basis of assets and liabilities is the capitalization of certain start-up expenses for income tax reporting purposes which are expensed for financial reporting purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include but are not limited to, a cumulative ownership change of more than 50 percent over a three year period. At December 31, 1998, the effect of such limitation, if imposed, has not been determined. The Company's foreign subsidiary has a loss carryforward of approximately $5.0 million at December 31, 1998, resulting principally from the transfer of licensing rights by the Parent to the foreign subsidiary and from the Parent Company's allocation of research and development costs to the foreign subsidiary during the period April 1997 through December 1998. The Company has recognized a valuation allowance for the full amount of the deferred tax benefit arising from these net operating losses due to the uncertainty of its realization.

7.      COMMITMENTS AND CONTINGENCIES

        FACILITY LEASES

        During late June 1997, the Company relocated to a new facility, which it leases from a property developer under a non-cancelable operating lease expiring in June 2004. The lease requires monthly rent payments ranging from $38,800 to $47,600, plus cost of living adjustments (as defined, including certain minimum increases) over its term, property taxes, insurance and maintenance reimbursements. The lease contains two five year options to renew at fair value rates in effect at the time of renewal. In addition, the Company leases certain office and telephone equipment under non-cancelable operating leases expiring in 2002. Minimum lease requirements for each of the next five years and thereafter under the aforementioned property and equipment leases follows:

               Years ending December 31:
                       1999                                   $  501,600
                       2000                                      517,800
                       2001                                      513,400
                       2002                                      542,100
                       2003                                      554,200
                       2004                                      285,400
                                                              ----------
                                                              $2,914,500
                                                              ==========

        Rent expense for the years ended December 31, 1996 and 1997 and 1998 aggregated approximately $26,800, $372,000 and $572,400 and respectively.

        RESEARCH AND FELLOWSHIP GRANTS

        At December 31, 1998, the Company has committed to pay approximately $570,000 to a number of universities to conduct general scientific research programs and $50,000 to the Reeve-Irvine Research Center at The University of California Irvine, to provide for a Fellowship Grant. Payment of these grants and the fellowship is anticipated to amount to approximately $442,000 and $178,000 in 1999 and 2000, respectively. Grant expense for 1996, 1997 and 1998 amounted to approximately $60,500, $335,000 and $465,900, respectively.

        MAJOR CLINICAL TRIAL

        In October 1998 the Company entered into an agreement with a contract research organization to conduct a clinical trial in three countries involving approximately 400 patients. The agreement, which is cancelable by either party upon thirty days notice, is expected to result in aggregate expenditures ranging from $4 to $5 million over the course of one year. Through December 31, 1998, the Company had expended approximately $360,000 in connection with this clinical trial, of which approximately $265,000 was reflected as an advance at December 31, 1998, for services to be rendered in 1999.

        LITIGATION

        On December 10, 1998, the Company was served with a lawsuit initiated by four former employees of the Company. The lawsuit, which was filed in the Superior Court of Orange County, California, also names Dr. Alvin J. Glasky, the Company's founder and Chief Executive Officer, as a defendant. The lawsuit arises from a dispute concerning the termination, as of December 31, 1997, of agreements entered into as of June 1990 and December 1993 between the Company and each of the former employees, pursuant to which the employees agreed to accept an aggregate of 278,589 shares of the Company's common stock, subject to forfeiture provisions, in exchange for the cancellation of indebtedness owed to them by the Company arising from unpaid compensation and expenses in the total amount of $458,411. Pursuant to the agreements, the employees were not entitled to keep the shares unless the Company achieved certain revenue goals by a specified date, as determined by the Company's independent auditors in accordance with generally accepted accounting principles. Under the agreements, as amended, the Company was required to achieve total operating revenues from the date of each agreement through December 31, 1995, in a cumulative amount of at least $500,000. When the Company failed to achieve this goal, the agreements were amended to extend the deadline until December 31, 1997 and increase the revenue goal to a cumulative amount of at least $1,000,000. The agreements provide that, if the revenue goals are not achieved by the stated deadline, the shares will be forfeited and the employees will be required to return the shares to the Company. The Company did not achieve the required revenue goals either by December 31,1995, or by December 31, 1997. The Company's total revenues from inception through December 31, 1995, were only $497,128. The Company did not have any revenues in 1996 or 1997, and the total revenues from inception through December 31, 1997 remained at $497,128. In the lawsuit the plaintiffs allege, among other things, that the cumulative revenues of the Company were or should have been in excess of $500,000 as of December 31, 1995, and that the defendants fraudulently induced the plaintiffs into entering into the agreements and the subsequent amendments to the agreements. The lawsuit asks for damages in excess of $4,000,000 or, in the alternative, that the forfeiture restrictions be removed and the plaintiffs be allowed to keep their shares of common stock. The plaintiffs are also seeking punitive damages and reimbursement of attorneys' fees and costs. In March 1999, the Company filed a cross-complaint against the plaintiffs to seek a determination that the plaintiffs' shares have in fact been forfeited, and to obtain a court order requiring the plaintiffs to return their shares to the Company for cancellation. The lawsuit is in the early stages of discovery and no trial date has been set. Management of the Company believes that the plaintiffs' claims are without merit and that the resolution of this matter will not have a material adverse effect on the financial condition or operations of the Company. The Company intends to vigorously defend the lawsuit and to pursue the cross-complaint for the return and cancellation of all of the disputed shares. At the same time that the plaintiffs entered into their agreement with the Company in 1990 and 1993, Dr. Alvin J. Glasky and his wife, who was then and is now an employee of the Company, also entered into agreements with the Company that were identical to those entered into by the plaintiffs, pursuant to which Dr. and Mrs. Glasky received an aggregate of 400,244 shares of common stock subject to identical forfeiture provisions, in exchange for the cancellation of indebtedness owed to them by the Company arising from unpaid compensation and expenses in the total amount of $755,531. Dr. and Mrs. Glasky entered into an agreement with the Company on December 21, 1998, pursuant to which they have agreed to surrender for cancellation the same proportion of their restricted shares as the plaintiffs are required to surrender based on the final resolution of the lawsuit. Because the suit is in its early stages, counsel for the Company is unable to opine on the merits of the suit. However, management intends to defend the action, which it believes is without merit, and to vigorously pursue the return and cancellation of all of the disputed shares. Until such time as the matter is finally resolved, the Company is continuing to account for all of the shares, which it has deemed forfeited, as issued and outstanding.

8.      STOCKHOLDERS' EQUITY

        REVENUE PARTICIPATION UNITS

        In 1988 and 1989, AIT raised private placement funds via a financial instrument specified as a Revenue Participation Unit ("RPU"). The Company raised an aggregate of $676,000 from the issuance of seventy-five RPU's at prices ranging from $9,000 to $10,000 per RPU. The RPU's entitled holders to cash payments based on stipulated percentages of revenues. Holders of RPU's were entitled to convert to common stock at any time and AIT had the option to redeem the RPU's subject to certain conditions by paying cash or in exchange for common stock.

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

        RE-INCORPORATION

        During June 1997, the stockholders of the Company approved the re-incorporation of the Company as a Delaware corporation. In connection therewith, a par value of $0.001 per share was assigned to the common stock of the Company. The total number of authorized and issued shares remained unchanged.

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

        From January 1, 1996, to June 20, 1996, 266,800 shares of restricted (restrictions as to transferability) common stock were issued at $2.50 per share, for an aggregate amount of $633,650 (net of commission), through a private placement.

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

        On March 27, 1998, the Company executed a $15 million Private Equity Line of Credit Agreement (the "Agreement") with a private investor. The Agreement provides for the Company, at its sole discretion, and subject to certain restrictions, to periodically sell ("put") shares of its common stock to the investor. Puts can be made every 15 days in amounts ranging from $250,000 to $2,000,000, depending on the trading volume and the market price of the stock at the time of each put, subject to aggregate minimum puts of $1 million over the life of the Agreement. At the time of each put, the investor receives a discount of 12% from the then current average market price, as determined under the Agreement. Pursuant to the Agreement, the Company also issued to the investor warrants to purchase 25,000 shares of common stock at $11.62 per share. As of December 31, 1998, the Company had put a total of 506,049 shares of its common stock to the investor pursuant to the Agreement resulting in net proceeds of approximately $3,452,000.

        On August 31, 1998, certain officers and directors of the Company exercised non-qualified stock options and purchased 62,000 shares of common stock. The exercise price of the stock options was at $4.50 per share for 50,000 shares and $5.13 per share for 12,000 shares for an aggregate purchase price of $286,560, represented by notes issued by the purchasers. The notes are full recourse promissory notes bearing interest at 7% and are collateralized by the stock issued upon the exercise of the stock options. Interest and principal are payable two years after the issue dates. The notes have been offset against the underlying common stock in the accompanying financial statements.

9.      STOCK OPTIONS

        The Company has two stock option plans: the 1991 Stock Incentive Plan (the "1991 Plan") and the 1997 Stock Incentive Plan (collectively, the "Plans"). The Plans were adopted by the Company's shareholders and Board of Directors in May 1991 and June 1997, respectively, and provide for the granting of incentive and nonqualified stock options as well as other stock-based compensation. The 1991 Plan, as amended, authorizes for issuance up to 401,430 shares of the Company's common stock. Options which have been granted under the 1991 Plan contain vesting provisions determined by the Board of Directors which range from one to four years. The 1997 Plan authorizes for issuance up to 500,000 shares of the Company's common stock. Under the Plans, shares of the Company's common stock may be granted to directors, officers and employees of the Company, except that incentive stock options may not be granted to non-employee directors.

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

        Stock options have also been issued outside of the aforementioned plans to various consultants. During the period of December 1993 through December 1996, the Company issued a total of 194,000 options to purchase common stock to two technical consultants and a financial consultant in exchange for past and future services. The options are exercisable through December 31, 2001, at an exercise price of $0.025 per share. As the exercise price was lower than the fair market value of the stock on the date the options were granted, compensation expense was recorded for the difference between the option exercise price and the estimated fair market value of the stock as determined by the Board of Directors on the grant date. All options and warrants issued outside of the Plan were vested and exercisable upon issuance. In September 1990, the Company issued a warrant to the Chief Executive Officer of the Company to purchase 88,173 shares of common stock at $3.75 per share. The warrant expires August 31, 2000.

        In January 1997, the Company issued to a financial consultant, 10-year options to purchase 180,000 shares of the Company's common stock at an exercise price of $3.875 per share, of which 30,000 options vested immediately. In November 1998, the Company issued to the same financial consultant additional 10-year options to purchase 25,000 shares of the Company's common stock at an exercise price of $8.5625 per share, all of which vested immediately. The Company recognized $103,950, $60,000 and $422,264 of compensation expense for these options in 1996, 1997 and 1998, respectively. Compensation expense was determined in accordance with SFAS No. 123, with the fair values determined using the Black-Scholes option-pricing model at the original grant dates. Management believes that the fair value results using calculations over the respective vesting periods of these options would not have been materially different.

        A summary of stock option activities are as follows:

                                                 1996                        1997                       1998
                                        -----------------------     ------------------------    -------------------------
                                                    Weighted                     Weighted                    Weighted
                                                     Average                      Average                     Average
                                        Shares   Exercise Price     Shares    Exercise Price    Shares     Exercise Price
                                        ------   --------------     ------    --------------    ------     --------------
Outstanding at beginning of year        240,173       $0.24         447,173        $3.15        658,173        $4.66
Granted                                 207,000        3.39         329,000         5.37        331,300         8.03
Exercised                                    --          --        (104,000)        0.025      (134,000)        2.54
Forfeited                                    --          --         (14,000)        4.29         (1,600)        8.88
                                       --------       -----        --------        ------      --------        -----
Outstanding, at end of year             447,173       $3.15         658,173        $4.66        853,873        $5.78
                                       ========       =====        ========        ======      ========        =====
Exercisable, at end of year             270,173       $0.21         363,923        $1.18        391,048        $1.95
                                       ========       =====        ========        ======      ========        =====

        The following table summarizes information about stock options outstanding at December 31, 1998:

                                            Weighted    Weighted                   Weighted
                 Range of        Number      Average     Average     Number         Average
                 Exercise     Outstanding   Remaining   Exercise   Exercisable     Exercise
                 Prices       at 12/31/98      Life       Price     12/31/98         Price
             ---------------  -----------   ---------   --------   -----------     --------
                 $ 0.025         30,000        2.00       $0.025      30,000        $0.025
              3.75 to 5.625     441,673        6.89        4.16      198,673          3.93
             5.626 to 12.88     382,200        8.89        8.53      162,375          9.16

        As of December 31, 1998, there were 349,700 options outstanding under the 1997 Plan and 181,000 options outstanding under the 1991 Plan. The remaining 323,173 outstanding options were granted outside of option plans.

        The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees, and does not recognize compensation expense when the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Directors' stock options are treated in the same manner as employee stock options for accounting purposes. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that statement.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998, respectively: risk-free interest rates of 6.52% (1996), 6.37% (1997) and 4.96% (1998); zero expected dividend yields; expected lives of 5 years; expected volatility of 50 percent in 1996 and 1997, and 75.26 percent in 1998.

        For purposes of the following required pro forma information, the weighted average fair value of stock options granted in 1996, 1997 and 1998 was $2.14, $3.06 and $4.96, respectively. The total estimated fair value is amortized to expense over the vesting period.

                                          1996              1997                1998
                                      ------------      ------------       -------------
     Pro forma net loss               $(1,218,389)      $(6,551,287)       $(12,395,411)
     Pro forma basic and diluted
        loss per share                $     (0.37)      $     (1.21)       $      (2.21)

10.     SALARY DEFERRAL PLAN

        The Company established a 401(k) Salary Deferral Plan on January 1, 1990. The Plan allows eligible employees to defer part of their income on a tax-free basis. Contributions by the Company to the Plan are discretionary upon approval by the Board of Directors. To date, the Company has not made any contributions into the Plan.

11.     RESEARCH ACTIVITIES

        During 1995, the National Institute on Aging (NIA) and the National Institute for Mental Health (NIMH) issued contracts to an independent subcontractor of theirs to manufacture AIT-082 for animal and human testing programs. The NIA also issued an additional contract to one of its subcontractors to conduct the subchronic animal toxicity studies required by the U.S. Food and Drug Administration as a part of an Investigational New Drug (IND) application for AIT-082. The entire cost of these two contracts was funded by the NIA and NIMH directly to the subcontractors.

12.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

        The following is a summary of the unaudited quarterly results of operations for fiscal 1998, 1997 and 1996 (in thousands except per share data):


                                        March 31        June 30       September 30     December 31
                                        --------        -------       ------------     -----------
Fiscal 1998
        Revenues                        $    --         $    --         $    --         $    --
        Total operating expenses          2,528           2,643           2,984           3,509
        Net loss                        $(2,508)        $(2,581)        $(3,000)        $(3,515)
Basic and diluted loss per share        $ (0.46)        $ (0.47)        $ (0.54)        $ (0.60)
Shares used in calculation                5,467           5,493           5,570           5,918


                                        March 31        June 30       September 30     December 31
                                        --------        -------       ------------     -----------
Fiscal 1997
        Revenues                        $    --         $    --         $    --         $    --
        Total operating expenses          1,048           1,406           1,977           2,419
        Net loss                        $  (819)        $(1,212)        $(1,813)        $(2,318)
Basic and diluted loss per share        $ (0.15)        $ (0.23)        $ (0.33)        $ (0.42)
Shares used in calculation                5,362           5,365           5,433           5,466


                                        March 31        June 30       September 30     December 31
                                        --------        -------       ------------     -----------
Fiscal 1996
        Revenues                        $    --         $    --         $    --         $    --
        Total operating expenses             60             183             270             762
        Net loss                        $   (73)        $  (197)        $  (260)        $  (508)
Basic and diluted loss per share        $ (0.03)        $ (0.07)        $ (0.09)        $ (0.13)
Shares used in calculation                2,405           2,767           2,757           3,914

13.     EVENTS SUBSEQUENT TO DECEMBER 31, 1998

        On January 29, 1999, the Company entered into an agreement with two private investors to sell up to $6 million of 5% preferred stock, with rights of conversion into common stock. The financing consists of two tranches of preferred stock. The first tranche of $4.0 million was sold on January 29, 1999, and for an initial period of 120 days is convertible into common stock at a fixed price of $13.06 per share. Thereafter, the preferred stock is convertible at the lesser of the fixed price or a variable rate of 101% of the average of the ten lowest closing bid prices of the common stock during the thirty days immediately preceding the conversion date. In no event can the first tranche be converted into more than 1,450,000 shares. The second tranche of $2.0 million, which is at the Company's option, can be sold approximately 6 months after the effective date of the Preferred Stock Agreement, subject to the satisfaction by the Company of certain conditions. The preferred stock in the second tranche will contain terms and conditions for conversion similar to the first tranche, except that the fixed conversion price will be set at 125% of the average market price of the common stock at the time of the second closing. Dividends on the preferred stock are payable in cash or in common stock, at the option of the Company, at the annual rate of 5%. Additional features of the preferred stock issue include, among other things, a redemption feature at the Company's option if the common stock trades below a floor of $5 per share or above a ceiling of $20 per share. The investors also received warrants to purchase for a period of 5 years, 75,000 shares of the Company's common stock at $12.98 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of March 16, 1999, with respect to each person who is an executive officer or a director of the
Company:

Name                                        Age                 Position
----                                        ---                 --------
Alvin J. Glasky, Ph.D.  .................    65       Chairman of the Board,
                                                      Chief Executive Officer,
                                                      President and Director

Samuel Gulko.............................    67       Chief Financial Officer,
                                                      Secretary and
                                                      Treasurer and Director

Stephen Runnels..........................    49       Executive Vice President
                                                      and Director

Michelle S. Glasky, Ph.D.  ..............    39       Vice President Scientific Affairs

Mark J. Glasky...........................    37       Director

Frank M. Meeks...........................    54       Director

Eric L. Nelson, Ph.D.  ..................    74       Director

Carol O'Cleireacain, Ph.D.  .............    52       Director

Joseph Rubinfeld, Ph.D.  ................    66       Director

Paul H. Silverman, Ph.D., D.Sc.  ........    74       Director

EXECUTIVE OFFICERS AND DIRECTORS

        ALVIN J. GLASKY, PH.D., has been Chief Executive Officer, President and a director of AIT since its inception in June 1987, and has served as the Chairman of the Board, Chief Executive Officer, President and a director of the Company since July 1989, when AIT became a wholly owned subsidiary of the Company. From March 1986 to January 1987, Dr. Glasky was Executive Director of the American Social Health Association, a non-profit organization. From 1968 until March 1986, Dr. Glasky was the President and Chairman of the Board of Newport Pharmaceuticals International, Inc., a publicly-held pharmaceutical company that developed, manufactured and marketed prescription medicines. From 1966 to 1968, Dr. Glasky served as Director of Research for ICN Pharmaceutical, Inc. and as Director of the ICN-Nucleic Acid Research Institute in Irvine, California. During that period he was also an assistant professor in the Pharmacology Department of the Chicago Medical School. Dr. Glasky currently is a Regent's Professor at the University of California, Irvine. Dr. Glasky received a B.S. degree in Pharmacy from the University of Illinois College of Pharmacy in 1954 and a Ph.D. degree in Biochemistry from the University of Illinois Graduate School in 1958. Dr. Glasky was also a Post-Doctoral Fellow, National Science Foundation, in Sweden.

        SAMUEL GULKO has served as the Chief Financial Officer of the Company since September 1996 and as Secretary, Treasurer and a director since June, 1998. From 1968 until March 1987, Mr. Gulko served as a partner in the audit practice of Ernst & Young, LLP, Certified Public Accountants. From April 1987 to the present, Mr. Gulko has been self-employed as a Certified Public Accountant and business consultant, as well as the part-time Chief Financial Officer of several companies. Mr. Gulko obtained his B.S. degree in Accounting from the University of Southern California in 1958.

        STEPHEN RUNNELS joined the Company as Executive Vice President in April, 1997, and has been a director of the Company since June 1998. Prior to joining the Company, Mr. Runnels held the position of Vice President, Marketing and Business Development for Sigma-Aldrich, Inc., a Fortune 500 manufacturer of biochemicals, pharmaceuticals, and biotechnology products since January 1992. Mr. Runnels has also held positions as Vice President - Sales and Marketing for Irvine Scientific, and Vice President, International Operations for Gamma Biologicals. Mr. Runnels is certified by the American Society of Clinical Pathologists as a specialist in Immunohematology, and was an instructor of Clinical Immunology at Arizona State University. Mr. Runnels obtained a B.S. in Cell Biology from the University of Arizona.

        MICHELLE S. GLASKY, PH.D. joined the Company as Director of Scientific Affairs in July 1996 and was promoted to Vice President, Scientific Affairs in June 1997. Prior to joining the Company, Dr. M. Glasky worked at the Department of Pathology, University of Southern California School of Medicine, as a Research Associate and Laboratory Administrator from February 1991 until July 1996. Dr. M. Glasky served as a consultant to the Company from August 1990 to July 1996. Dr. M. Glasky holds a non-salaried research associate position at the University of California, Irvine. Dr. M. Glasky received a B.A. degree in Microbiology from the University of California, San Diego in 1981, and a Ph.D. degree in Biomedical Sciences from the University of Texas Health Science Center in 1988. Dr. M. Glasky completed a post-doctoral fellowship at Stanford University School of Medicine.

        MARK J. GLASKY has been a director of the Company since August 1994. Since 1982, Mr. Glasky has been employed by Bank of America NT&SA in various corporate lending positions and currently serves as Credit Products Executive for Southern California Commercial Banking. Mr. Glasky obtained a B.S. degree in International Finance from the University of Southern California in 1983 and an M.B.A. degree in Corporate Finance from the University of Texas at Austin in 1987.

        Mark J. Glasky and Dr. Michelle S. Glasky are the adult son and daughter, respectively, of Dr. Alvin Glasky.

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

        ERIC L. NELSON, PH.D. has been a director of the Company since June 1998 and a member of the Company's Scientific Advisory Board since 1987. Dr. Nelson has been a pharmaceutical research consultant since 1986. He was a founder, and served as Chairman from 1972 until 1986, of Nelson Research and Development Corporation, a publicly held corporation engaged in research and development of drug receptor technology applied to the development of pharmaceutical products and novel drug delivery systems. Prior to 1972, Dr. Nelson spent eleven years at Allergan Pharmaceuticals, Inc., a developer of eye care products, where as Vice President of Research he was responsible for establishing Allergan's entire research organization. Dr. Nelson received his doctorate degree in Microbiology from UCLA in 1951 and has authored numerous publications. He is the inventor on various patents in the areas of microbiology, immunology, molecular biology and pharmacology.

        CAROL O'CLEIREACAIN, PH.D., has been a director of the Company since September 1996. Dr. O'Cleireacain has served as an independent economic and management consultant in New York City since 1994. Since 1998, Dr. O'Cleireacain has served as Senior Fellow (non-resident) at the Brookings Institution in Washington D.C., where previously, from March 1996 until June 1997, as a Visiting Fellow, Economic Studies, she authored THE ORPHANED CAPITAL: ADOPTING THE RIGHT REVENUES FOR THE DISTRICT OF COLUMBIA. Since 1998, Dr. O'Cleireacain has also served as an adjunct Professor of Urban Studies at Barnard College, Columbia University. During 1998, Dr. O'Cleireacain served as a member of the President's Commission to Study Capital Budgeting, and during 1997, Dr. O'Cleireacain served as a member of the National Civil Aviation Review Commission. Since May 1996, Dr. O'Cleireacain has served as a director and member of the Executive Committee of Trilliumn Asset Management (formerly known as Franklin Research and Development Corp.), an employee-owned investment company in Boston. From April 1994 through April 1996, Dr. O'Cleireacain served as the first nominee of the United Steelworkers of America and the first woman director of ACME Metals Inc. Dr. O'Cleireacain served as the Director of the Mayor's Office of Management and Budget of the City of New York from August 1993 until December 1993. From February 1990 until August 1993, Dr. O'Cleireacain was the Commissioner of the New York City Department of Finance. Dr. O'Cleireacain received a B.A., with distinction, in Economics from the University of Michigan in 1968, an M.A. in Economics from the University of Michigan in 1970 and a Ph.D. in Economics from the London School of Economics in 1977.

        JOSEPH RUBINFELD, PH.D., has been a director of the Company since June 1998. Dr. Rubinfeld is the co-founder of publicly held SuperGen, Inc., a pharmaceutical company focused on drugs for life-threatening diseases, particularly cancer, and has served as the Chief Executive Officer, President and a director since its inception in March 1991 and was Chief Scientific Officer from inception until September 1997. Since May 1996, Dr. Rubinfeld has served as a Director of Antivirals, Inc., a biopharmaceutical company. Dr. Rubinfeld was one of the four initial founders of Amgen, Inc., a biotechnology company, in 1980 and served as Vice President and Chief of Operations until 1983. From 1987 to 1990, Dr. Rubinfeld was a Senior Director at Cetus Corporation, a former biotechnology company. From 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Company International Division ("Bristol-Myers") in a variety of positions, most recently as Vice President and Director of Research and Development. While at Bristol-Myers, Dr. Rubinfeld was instrumental in licensing the original anticancer line of products for Bristol-Myers, including Mitomycin and Blemycin. Prior to that time, Dr. Rubinfeld was a research scientist with several pharmaceutical and consumer product companies including Schering-Plough Corporate and Colgate-Palmolive Co.

        PAUL H. SILVERMAN, PH.D., D.SC., has been a director of the Company since September 1996. Dr. Silverman has served as a Director for the Western Center of the American Academy of Arts and Sciences located on the University of California, Irvine campus since March 1997. Since March 1993, Dr. Silverman has also been an Adjunct Professor in the Department of Medicine at the University of California, Irvine. From January 1994 until July 1996 Dr. Silverman served as an Associate Chancellor for the Center for Health Sciences at the University of California, Irvine. From August 1992 until January 1994, Dr. Silverman served as the Director of Corporate and Government Affairs at the Beckman Laser Institute and Medical Clinic in Irvine, California. From November 1990 until December 1993, Dr. Silverman served as Director of Scientific Affairs at Beckman Instruments, Inc. Prior to 1990, Dr. Silverman served as the Director of the Systemwide Biotechnology Research and Education Program for the University of California; the Director of the Donner Laboratory and an Associate Director of the Lawrence Berkeley Laboratory at the University of California, Berkeley; as the President of the University of Maine at Orono; as the President of The Research Foundation of the State University of New York, and as the head of the Department of Immunoparasitology at Glaxo, Ltd. Dr. Silverman received his Ph.D. in Parasitology and Epidemiology and his Doctor of Science degree from the University of Liverpool, England.

        The Board of Directors of the Company is divided into two classes consisting of five Class I directors and four Class II directors. Each Class is elected in alternate years and serves a term of two years. The Class I directors, whose term expires in 2000, include Mr. Gulko, Mr. Meeks, Dr. Nelson, Mr. Runnels and Dr. Silverman. The Class II directors, whose term expires in 1999, include Dr. A. Glasky, Mr. M. Glasky, Dr. O'Cleireacain and Dr. Rubinfeld. Officers are elected by, and serve at the discretion of, the Board of Directors. The Board of Directors currently has two committees. The Compensation Committee, which consists of Mr. Meeks, Dr. O'Cleireacain and Dr. Silverman, has been established to recommend salaries and incentive compensation for executive officers of the Company. The Audit Committee, which consists of Dr. O'Cleireacain, Mr. Glasky and Mr. Meeks, has been established to review the results and scope of the audit and other services provided by the Company's independent public accountants.

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

All of the advisors are employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities, including potential competitors of the Company, that may limit their availability to the Company. Although these advisors may contribute significantly to the affairs of the Company, none is required to devote more than a small portion of his time to the Company in his capacity as a member of the Scientific Advisory Board. The members of the Scientific Advisory Board currently are as follows:

        STUART M. KRASSNER, PH.D. has been affiliated with the University of California, Irvine since 1965, currently as Professor of Biological Sciences and formerly in several administrative positions, most recently as Associate Dean of Research and Graduate Studies. Dr. Krassner has conducted research at both the Rockefeller University (New York) and the Swiss Tropical Institute (Basel). Dr. Krassner's research interests included parasitology and immunology and he has numerous publications in those fields. Dr. Krassner received his doctorate degree in Parasitology from Johns Hopkins University in 1961.

        ERIC L. NELSON, PH.D. See "Executive Officers and Directors."

        PAUL H. SILVERMAN, PH.D., D.SC. See "Executive Officers and Directors."

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Based solely upon its review of the copies of reporting forms furnished to the Company, and written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding 10% or more of the Company's common stock with respect to the Company's fiscal year ended December 31, 1998, were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

        The following table sets forth summary information concerning the compensation of the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose total salary and bonuses for services rendered to the Company in all capacities during the fiscal year ended December 31, 1998 exceeded $100,000 (the "Named Executive Officers"). No other executive officer of the Company received compensation in 1998 in excess of $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                 ------------
                                          ANNUAL COMPENSATION                     SECURITIES
                               ------------------------------------------         UNDERLYING
NAME AND PRINCIPAL POSITION    YEAR       SALARY         BONUS      OTHER          OPTIONS
---------------------------    ----       ------         -----      -----          -------
Alvin J. Glasky, Ph.D          1998      199,998         $ --      $    --          65,000
Chairman, Chief Executive      1997      199,992(1)        --           --              --
Officer and President          1996      165,398(2)        --           --          75,000

Stephen Runnels(4)             1998      165,940           --           --          25,000
Executive Vice President       1997      108,513           --      $25,107(3)       62,000

Samuel Gulko                   1998      109,250           --           --          25,000
Chief Financial Officer,       1997       78,000           --           --           6,000
Secretary and Treasurer        1996       30,000(5)        --           --          14,000

-----------------
(1) Excludes prior years accrued salaries of $265,328 and auto allowances and expense account reimbursements previously accrued aggregating $84,516, all of which were paid in 1997.

(2) Includes an auto allowance of $400 per month. Of the total amounts, $72,998 and $92,400 has been accrued for 1996.

(3)  Represents a one-time relocation allowance.

(4)  Commenced employment in April 1997.

(5)  Employment commenced July 1996 on a part-time basis.

OPTION GRANTS

        The following table sets forth information concerning stock options granted during the fiscal year ended December 31, 1998, to the Named Executive
Officers:

                    STOCK OPTIONS GRANTED IN LAST FISCAL YEAR


                                                                                POTENTIAL REALIZABLE
                                                                                  VALUE AT ASSUMED
                                  PERCENTAGE OF                                ANNUAL DATES OF STOCK
                       OPTIONS    TOTAL OPTIONS                                PRICE APPRECIATION FOR
                      GRANTED(1)   GRANTED TO    EXERCISE                       OPTION       TERM(2)
                       (NO. OF    EMPLOYEES IN    PRICE        EXPIRATION      ----------------------
        NAME           SHARES)    FISCAL YEAR   ($/SHARE)         DATE             5%           10%
        ----          ----------  -----------   ---------    -------------     --------      --------
   Alvin J. Glasky      25,000        8%          $7.25      Feb. 11, 2008     $113,987      $288,866
                        40,000       13%          $7.625     Dec. 17, 2008     $191,813      $486,091

   Stephen Runnels      10,000        3%          $7.25      Feb. 11, 2008     $ 45,595      $115,546
                        15,000        5%          $7.625     Dec. 17, 2008     $ 71,930      $182,284

    Samuel Gulko        10,000        3%          $7.25      Feb. 11, 2008     $ 45,595      $115,546
                        15,000        5%          $7.625     Dec. 17, 2008     $ 71,930      $182,284

------------------
(1) The above options become exercisable in 25% increments, commencing three months from the date of grant and each three months thereafter.

(2) The potential realizable value is calculated from the exercise price per share, assuming the market price of the Company's common stock appreciates in value at the stated percentage rate from the date of grant to the expiration date. Actual gains, if any, are dependent on the future market price of the common stock.

OPTIONS EXERCISED AND FISCAL YEAR-END VALUES

        The following table sets forth information concerning stock options exercised during the fiscal year ended December 31, 1998, by the Named Executive Officers and the value of such officers' unexercised options at December 31, 1998:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES
                                                            UNDERLYING                VALUE OF UNEXERCISED
                         NUMBER OF                     UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                          SHARES                          FISCAL YEAR-END               FISCAL YEAR-END(1)
                         ACQUIRED       VALUE      -----------------------------   ------------------------------
NAME                    ON EXERCISE    REALIZED    EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
----                    -----------    --------    -----------     -------------   -----------     -------------
Alvin J. Glasky, Ph.D.         --         --         156,923           71,250        $953,512        $287,531
Stephen Runnels            12,000         --          17,500           57,500          48,438         178,438
Samuel Gulko               10,000         --          13,000           22,000          46,313          58,563

----------
(1) Based upon the closing price of the common stock on December 31, 1998, as reported by the NASDAQ National Market ($10.50 per share).

EMPLOYMENT AGREEMENT

        The Company has an employment agreement with Dr. Alvin J. Glasky, effective as of July 1, 1996. The agreement requires Dr. Glasky to devote all of his productive time, attention, knowledge and skill to the affairs of the Company during the term of the agreement. The agreement provides for an annual base salary of $200,000 with annual increases and an annual bonus based on the Company's attainment of certain performance objectives. The agreement, as amended, ends on December 31, 1999, and may be terminated by the Company with or without cause as defined in the agreement. The agreement also provides for guaranteed severance payments equal to Dr. Glasky's annual base salary over the remaining life of the agreement upon the termination of employment without cause or upon a change in control of the Company. In connection with entering into this agreement, Dr. Glasky was granted an incentive stock option to purchase 75,000 shares of common stock at an exercise price of $4.13 per share, which vests in three equal annual increments.

COMPENSATION OF DIRECTORS

        Each of the Company's non-employee directors receives $1,000 for each Board of Directors meeting and $500 for each committee meeting attended (with the Chairperson of the Committee receiving $1,000). The directors are also reimbursed for certain expenses in connection with attendance at Board meetings. In February 1998, the Company granted to each non-employee director an option to purchase 10,000 shares of common stock at $8.375 per share. In August 1998, the Company granted to each non-employee director an option to purchase 10,000 shares of common stock at $5.625 per share.

STOCK OPTION PLANS

        The Company has two stock option plans: the 1991 Stock Incentive Plan (the "1991 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan") (the "Plans"). The Plans were adopted by the Company's shareholders and Board of Directors in May 1991 and June 17, 1997, respectively.

THE 1991 INCENTIVE STOCK OPTION PLAN

        The 1991 Plan, as amended, provides for grants of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options, stock appreciation rights ("SARs") and bonus stock. The 1991 Plan, as amended, authorizes for issuance up to 401,430 shares of the Company's common stock. Under the 1991 Plan, incentive stock options may be granted to employees, and nonqualified stock options, SARs and bonus stock may be granted to employees of the Company and other persons whose participation in the 1991 Plan is determined to be in the Company's best interest. As of December 31, 1998, there were options to purchase 181,000 shares of common stock outstanding under the 1991 Plan.

THE 1997 INCENTIVE STOCK OPTION PLAN

        The 1997 Plan provides for grants of "incentive stock options" within the meaning of the Code, nonqualified stock options and rights to purchase shares of common stock ("Purchase Rights"). The 1997 Plan authorized for issuance up to 500,000 shares of the Company's common stock, subject to adjustment in the number and kind of shares subject to the 1997 Plan and to outstanding shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Under the 1997 Plan, incentive stock options, nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates. Nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates, non-employee directors and officers, consultants and other service providers. As of December 31, 1998, there were options to purchase 349,700 shares of common stock outstanding under the 1997 Plan.

        The Plans are administered by a Compensation Committee appointed by the Board of Directors (the "Committee"), which has sole discretion and authority, consistent with the provisions of the Plans, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the Plans.

        In the event of a merger of the Company with or into another corporation or the sale of substantially all of the assets of the Company, all outstanding options and SARs granted under the Plans shall be assumed or equivalent options and SARs substituted by the successor corporation. In the event a successor corporation does not assume or substitute the options and SARs, the exercisability of the options and SARs under the 1991 Plan shall be accelerated. The exercisability of options outstanding under the 1997 Plan will accelerate upon a change in control of the Company, regardless of whether the options are assumed or new options are issued by the successor corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 16, 1999, by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially 5% or more of the common stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or entity, and unless otherwise indicated, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                      SHARES       PERCENT OF
                                                   BENEFICIALLY     SHARES
NAME AND ADDRESS OF BENEFICIAL OWNERSHIP(1)          OWNED(1)     OUTSTANDING
-------------------------------------------         ---------     -----------
Alvin J. Glasky, Ph.D.(2)........................   1,432,622         22.4%
  157 Technology Drive
  Irvine, CA 92618

Samuel Gulko.....................................      34,150            *

Stephen Runnels..................................      45,750            *

Michelle S. Glasky, Ph.D.(3)(4) .................      32,230            *

Mark J. Glasky(5)(6).............................      43,479            *

Frank M. Meeks(7)................................      55,460            *

Eric L. Nelson, Ph.D.............................      51,500            *

Carol O'Cleireacain, Ph.D.(8)....................      35,000            *

Joseph Rubinfeld, Ph.D...........................       5,000            *

Paul H. Silverman, Ph.D., D.Sc.(8)...............      35,000            *

All Executive Officers and Directors
  as a group (10 persons)(9).....................   1,770,191         26.8%

-------------
 *      less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 16, 1999, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2) Includes 85,000 shares subject to options held by Dr. Alvin J. Glasky which are currently exercisable or exercisable within 60 days of March 16, 1999, and 88,173 shares issuable within 60 days of March 16, 1999, upon exercise of the Glasky warrant. Also includes 4,000 shares owned by the NeoTherapeutics, Inc. 401(k) Plan, and 62,493 shares beneficially owned by Dr. Glasky's wife, Rosalie H. Glasky. Does not include 43,479 shares beneficially owned by Mark J. Glasky and 32,230 shares beneficially owned by Dr. Michelle S. Glasky, Dr. Glasky's adult children, for which Dr. Glasky disclaims beneficial ownership.

(3)     Michelle S. Glasky, Ph.D., is the adult daughter of Dr. Alvin J. Glasky.

(4) Includes 24,750 shares subject to options held by Dr. Michelle S. Glasky which are currently exercisable or exercisable within 60 days of March 16, 1999, and 500 shares subject to currently exercisable warrants.

(5)     Mark J. Glasky is the adult son of Dr. Alvin J. Glasky.

(6) Includes 25,000 shares subject to options held by Mr. Glasky which are currently exercisable or exercisable within 60 days of March 16, 1999, and 1,000 shares subject to currently exercisable warrants.

(7) Includes 25,000 shares subject to options held by Mr. Meeks which are currently exercisable or exercisable within 60 days of March 16, 1999. Does not include 460 shares beneficially owned by Mr. Meeks' wife, for which Mr. Meeks disclaims beneficial ownership.

(8) Includes 25,000 shares subject to options held by each of Drs. O'Cleireacain and Silverman which are currently exercisable or exercisable within 60 days of March 16, 1998.

(9) Includes 88,173 shares issuable upon the exercise of the Glasky warrant, 289,500 shares subject to options which are currently exercisable or exercisable within 60 days of March 16, 1998, and 2,550 shares subject to currently exercisable warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In September 1990, the Company issued a warrant to Dr. Alvin J. Glasky (the "Glasky warrant") to purchase up to 88,173 shares of common stock of the Company at any time between September 1, 1990, and August 31, 1995, for $3.75 per share. Effective August 31, 1995, the expiration date of the Glasky warrant was extended to August 31, 2000.

        On June 30, 1990, in exchange for cancellation of $503,144 of indebtedness for unpaid compensation, the Company issued a total of 402,517 shares of common stock in the following amounts: Dr. Alvin Glasky, 184,000 shares; Sanford Glasky (the brother of Dr. Alvin Glasky), 60,013 shares; JoAnne Law, 24,333 shares; Luana Kruse, 19,200 shares; Rosalie Glasky (the wife of Dr. Glasky), 28,065 shares; and John W. Baldridge, 86,906 shares (the "1990 Restricted Stock Exchange"). On December 30, 1993, in exchange for cancellation of $690,798 of indebtedness for unpaid compensation and accrued expenses, the Company issued a total of 276,317 shares of common stock in the following amounts: Dr. Alvin Glasky, 169,001 shares; Sanford Glasky, 49,837 shares; JoAnne Law, 16,559 shares; Luana Kruse, 19,800 shares; Rosalie Glasky, 19,178 shares; and John W. Baldridge, 1,942 shares (the "1993 Restricted Stock Exchange"). Both the 1990 Restricted Stock Exchange and the 1993 Restricted Stock Exchange involved a risk of forfeiture whereby if the Company did not generate a minimum of $500,000 in total operating revenues from inception through December 31, 1995, all shares would be returned to the Company with the holders forfeiting all rights to the shares and forfeiting any claim to the previously accrued but unpaid compensation. Effective December 31, 1995, five of the parties, all of whom were present or past employees of the Company, entered into agreements with the Company whereby the forfeiture date was extended from December 31, 1995 to December 31, 1997 in exchange for increasing the minimum total operating revenues which the Company would need to achieve in order to avoid forfeiture of the shares from $500,000 to $1,000,000, with such revenues to be achieved by December 31, 1997. As of December 31, 1997, when the Agreements terminated, the Company did not achieve the revenue goals set forth in the Agreements, as previously amended. The four former employees who are parties to the Agreements have indicated disagreement with the Company's position and have filed a lawsuit against the Company seeking a determination that they are entitled to keep their shares. The Company has filed a cross-complaint against the four former employees seeking the return and cancellation of the shares. The Company's Chief Executive Officer and his wife have agreed to surrender to the Company for cancellation the same proportion of their shares (a total of 400,244) as the four former employees are required to surrender based on the final resolution of the lawsuit. Until such time as the Company can obtain the surrender of all of these shares and the matter is fully resolved, the Company is accounting for all of the stock, which it has deemed forfeited, as issued and outstanding.

        On June 6, 1991, the Company entered into an agreement (the "1991 Patent Agreement") with Dr. Alvin Glasky whereby Dr. Glasky assigned to the Company all rights to the inventions covered by United States Patent No. 5,091,432 and any corresponding foreign applications and patents, including all continuations, divisions, reissues and renewals of said applications and any patents issued out of or based upon said applications (the "Assigned Rights"). The 1991 Patent Agreement was amended on July 26, 1996. The 1991 Patent Agreement, as amended, calls for the Company to pay Dr. Glasky a two percent royalty on all revenues derived by the Company from the use and sale by the Company of any products covered by these patents and applications or any patents derived from them. In the event that Dr. Glasky's employment is terminated by the Company without cause, the royalty rate shall be increased to five percent and in the event that Dr. Glasky dies during the term of the 1991 Patent Agreement, Dr. Glasky's family or estate shall be entitled to continue to receive royalties at the rate of two percent. The 1991 Patent Agreement terminates on the later of its ten year anniversary or the expiration of the final patent included within the Assigned Rights. On June 30, 1996, the Company and Dr. Glasky entered into an agreement whereby Dr. Glasky assigned to AIT all rights to the inventions covered by United States Patent No. 5,447,939 (the "1996 Patent Agreement"). The scope of the 1996 Patent Agreement as well as its terms and conditions are identical in all material respects to the 1991 Patent Agreement; provided, however, that the aggregate royalty amount with respect to any product shall be two percent (five percent in the event of termination without cause), even if a product is based on both patents. The 1996 Patent Agreement was also amended on July 26, 1996. Dr. Glasky will not receive any royalties with respect to sales of products which utilize patent rights licenses to the Company by McMaster University. A third patent, which was issued September 1, 1998, is also subject to the royalty provisions of the 1996 Patent Agreement. See "ITEM 1 - Business - Patents and Proprietary Rights."

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Exhibits

 EXHIBIT NO.                        DESCRIPTION
------------   -----------------------------------------------------------------
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

    3.2        Bylaws of the Registrant.

    3.3        Certificate of Amendment of Bylaws adopted April 21, 1998.

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


 EXHIBIT NO.                        DESCRIPTION
------------   -----------------------------------------------------------------
    4.5        Form of Stock Purchase Agreement dated June 30, 1990, as amended on May 27, 1992, June 30, 1993, and December 30, 1993, and
               amendment thereto effective December 30, 1995, between the
               Registrant and each of Alvin J. Glasky, Sanford Glasky, Joanne
               Law, Luana Kruse, Rosalie Glasky and John Baldridge. (Filed as
               Exhibit 4.5 to the Registration Statement on Form SB-2 as amended
               (No. 333-05342-LA), and incorporated herein by reference.)

    4.6        Warrant Agreement entered into between NeoTherapeutics, Inc. and
               U.S. Stock Transfer Corporation dated as of September 25, 1996.
               (Filed as Exhibit 4.6 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    4.7        Private Equity Line of Credit Agreement between Registrant and
               Kingsbridge Capital Limited dated as of March 27, 1998. (Filed as
               Exhibit 4.1 to the Registrant's Registration Statement on form
               S-3 (No. 333-52331), and incorporated herein by reference.)

    4.8        Registration Rights Agreement between Registrant and Kingsbridge
               Capital Limited dated as of March 27, 1998. (Filed as Exhibit 4.2 to the Registrant's Registration Statement on form S-3 (No.
               333-52331), and incorporated herein by reference.)

    4.9 Warrant to Purchase up to 25,000 shares of common stock of Registrant, issued to Kingsbridge Capital Limited as of March 27,
               1998. (Filed as Exhibit 4.3 to the Registrant's Registration
               Statement on Form S-3 (No. 333-52331), and incorporated herein by reference.)

    4.10       Certificate of Designation of 5% Series A Preferred Stock with
               Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

    4.11 Preferred Stock Purchase Agreement dated as of January 29, 1999, by and among Registrant, Westover Investments L.P. and Montrose
               Investments L.P. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

    4.12 Registration Rights Agreement dated as of January 29, 1999, by and among Registrant, Westover Investments L.P. and Montrose
               Investments L.P. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference).

    4.13       Form of warrant issued by Registrant to Westover Investments L.P.
               and Montrose Investments L.P. dated as of January 29, 1999.
               (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

    10.1*      1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the
               Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

    10.2*      Employment Agreement between the Registrant and Alvin J.
               Glasky, Ph.D. (Filed as Exhibit 10.3 to the Registration
               Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    10.3       Note dated June 21, 1996, between the Registrant and Alvin J.
               Glasky and related Security Agreement dated August 31, 1990.
               (Filed as Exhibit 10.4 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    10.4       Warrant to purchase common stock of the Registrant dated August
               31, 1990, held by Alvin J. Glasky. (Filed as Exhibit 10.6 to the
               Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)


 EXHIBIT NO.                        DESCRIPTION
------------   -----------------------------------------------------------------
    10.5       Agreement dated as of June 6, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as
               Exhibit 10.7 to the Registration Statement on Form SB-2 as
               amended (No. 333-05342-LA), and incorporated herein by
               reference.)

    10.6 Agreement dated as of June 30, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.8 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    10.7* Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

    10.8       Underwriting Agreement dated as of September 25, 1996, among the
               Company, Paulson Investment Company, Inc. and First Colonial
               Securities Group, Inc. (Filed as Exhibit 1.1 to the Registration
               Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    10.9       Industrial Lease Agreement, dated January 16, 1997, between the
               Company and the Irvine Company. (Filed as Exhibit 10.11 to the
               Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference).

    10.10      Addendum to Note dated June 21, 1996, between the Registrant and
               Alvin J. Glasky. (Filed as Exhibit 10.12 to the Form 10-KSB for fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference).

    10.11*     1997 Stock Incentive Plan. (Filed as Exhibit D to the Definitive
               Proxy Statement dated May 8, 1997, for the Annual Meeting of
               Shareholders of NeoTherapeutics Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference).

    10.12      Master Note and Security Agreement between the Registrant and
               Leasing Technologies, Inc. dated as of July 10, 1998. (Filed as
               Exhibit 4 to Form 10-QSB for the quarter ended September 30,
               1998, as filed with the Securities and Exchange Commission on November 9, 1998, and incorporated herein by reference.)

    21         Subsidiaries of Registrant.

    23         Consent of Arthur Andersen LLP.

    27         Financial Data Schedule.

---------------
 *  Indicates a management contract or compensatory plan or arrangement.

        (b) Reports on Form 8-K. The Company filed a Report on Form 8-K on November 12, 1998, to report press releases issued to the public on November 10, November 11 and November 12, 1998.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEOTHERAPEUTICS, INC.


Date: March 29, 1999                   By: /s/ Alvin J. Glasky
                                           -------------------------------------
                                                Alvin J. Glasky, Ph.D.
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


               SIGNATURE                     TITLE                           DATE
               ---------                     -----                            ----
      /s/ Alvin J. Glasky             Chairman of the Board,             March 29, 1999
---------------------------------     Chief Executive Officer,
      Alvin J. Glasky, Ph.D.          President and Director
                                      (Principal Executive Officer)


       /s/ Samuel Gulko               Chief Financial Officer,           March 29, 1999
---------------------------------     Secretary, Treasurer and
       Samuel Gulko                   Director (Principal Accounting
                                      and Financial Officer)


       /s/ Mark J. Glasky             Director                           March 29, 1999
---------------------------------
         Mark J. Glasky


       /s/ Frank M. Meeks             Director                           March 29, 1999
---------------------------------
         Frank M. Meeks


     /s/ Carol O'Cleireacain          Director                           March 29, 1999
---------------------------------
    Carol O'Cleireacain, Ph.D.


      /s/ Paul H. Silverman           Director                           March 29, 1999
---------------------------------
   Paul H. Silverman Ph.D., D.Sc.


       /s/ Stephen Runnels            Executive Vice President           March 29, 1999
---------------------------------     and Director
         Stephen Runnels


   /s/ Eric L. Nelson, Ph.D.         Director                           March 29, 1999
---------------------------------
     Eric Nelson, Ph.D.


    /s/ Joseph Rubinfeld             Director                           March 29, 1999
---------------------------------
   Joseph Rubinfeld, Ph.D.

                                  EXHIBIT INDEX


 EXHIBIT NO.                        DESCRIPTION
------------   -----------------------------------------------------------------
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

    3.2        Bylaws of the Registrant.

    3.3        Certificate of Amendment of Bylaws adopted April 21, 1998.

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

    4.4 Form of Stock Purchase Agreement dated December 30, 1993, including amendment effective December 30, 1995, between the Registrant and each of Alvin J. Glasky, Sanford Glasky, Joanne
               Law, Luana Kruse, Rosalie Glasky and John Baldridge. (Filed as
               Exhibit 4.4 to the Registration Statement on Form SB-2 as amended
               (No. 333-05342-LA), and incorporated herein by reference.)

    4.5 Form of Stock Purchase Agreement dated June 30, 1990, as amended on May 27, 1992, June 30, 1993, and December 30, 1993, and
               amendment thereto effective December 30, 1995, between the Registrant and each of Alvin J. Glasky, Sanford Glasky, Joanne
               Law, Luana Kruse, Rosalie Glasky and John Baldridge. (Filed as
               Exhibit 4.5 to the Registration Statement on Form SB-2 as amended
               (No. 333-05342-LA), and incorporated herein by reference.)

    4.6        Warrant Agreement entered into between NeoTherapeutics, Inc. and
               U.S. Stock Transfer Corporation dated as of September 25, 1996.
               (Filed as Exhibit 4.6 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    4.7        Private Equity Line of Credit Agreement between Registrant and
               Kingsbridge Capital Limited dated as of March 27, 1998. (Filed as
               Exhibit 4.1 to the Registrant's Registration Statement on form
               S-3 (No. 333-52331), and incorporated herein by reference.)

    4.8        Registration Rights Agreement between Registrant and Kingsbridge
               Capital Limited dated as of March 27, 1998. (Filed as Exhibit 4.2 to the Registrant's Registration Statement on form S-3 (No.
               333-52331), and incorporated herein by reference.)


 EXHIBIT NO.                        DESCRIPTION
------------   -----------------------------------------------------------------

    4.9 Warrant to Purchase up to 25,000 shares of common stock of Registrant, issued to Kingsbridge Capital Limited as of March 27,
               1998. (Filed as Exhibit 4.3 to the Registrant's Registration
               Statement on Form S-3 (No. 333-52331), and incorporated herein by reference.)

    4.10       Certificate of Designation of 5% Series A Preferred Stock with
               Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

    4.11 Preferred Stock Purchase Agreement dated as of January 29, 1999, by and among Registrant, Westover Investments L.P. and Montrose
               Investments L.P. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

    4.12 Registration Rights Agreement dated as of January 29, 1999, by and among Registrant, Westover Investments L.P. and Montrose
               Investments L.P. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference).

    4.13       Form of warrant issued by Registrant to Westover Investments L.P.
               and Montrose Investments L.P. dated as of January 29, 1999.
               (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

    10.1*      1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the
               Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

    10.2*      Employment Agreement between the Registrant and Alvin J.
               Glasky, Ph.D. (Filed as Exhibit 10.3 to the Registration
               Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    10.3       Note dated June 21, 1996, between the Registrant and Alvin J.
               Glasky and related Security Agreement dated August 31, 1990.
               (Filed as Exhibit 10.4 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    10.4       Warrant to purchase common stock of the Registrant dated August
               31, 1990, held by Alvin J. Glasky. (Filed as Exhibit 10.6 to the
               Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

    10.5 Agreement dated as of June 6, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.7 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    10.6 Agreement dated as of June 30, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.8 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)


 EXHIBIT NO.                           DESCRIPTION
 -----------                           -----------
    10.7*      Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2 as amended (No.
               333-05342-LA), and incorporated herein by reference.)

    10.8       Underwriting Agreement dated as of September 25, 1996, among the
               Company, Paulson Investment Company, Inc. and First Colonial
               Securities Group, Inc. (Filed as Exhibit 1.1 to the Registration
               Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

    10.9       Industrial Lease Agreement, dated January 16, 1997, between the
               Company and the Irvine Company. (Filed as Exhibit 10.11 to the
               Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference).

    10.10      Addendum to Note dated June 21, 1996, between the Registrant and
               Alvin J. Glasky. (Filed as Exhibit 10.12 to the Form 10-KSB for fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference).

    10.11*     1997 Stock Incentive Plan. (Filed as Exhibit D to the Definitive
               Proxy Statement dated May 8, 1997, for the Annual Meeting of
               Shareholders of NeoTherapeutics Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference).

    10.12      Master Note and Security Agreement between the Registrant and
               Leasing Technologies, Inc. dated as of July 10, 1998. (Filed as
               Exhibit 4 to Form 10-QSB for the quarter ended September 30,
               1998, as filed with the Securities and Exchange Commission on November 9, 1998, and incorporated herein by reference.)

    21         Subsidiaries of Registrant.

    23         Consent of Arthur Andersen LLP.

    27         Financial Data Schedule.

--------
 *  Indicates a management contract or compensatory plan or arrangement.