Form 10-Q
period 1999-03-31
NEOTHERAPEUTICS INC
filed 1999-05-13
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                        Commission File Number 000-28782


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

Indicate by check mark whether the Registrant (1) has filed all reports requ ired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                                               No
              ---                                                 ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

              Class                                Outstanding at May 4, 1999
   -----------------------------                   --------------------------
   Common Stock, $.001 par value                           6,256,673


                               Page 1 of 22 pages
                            Exhibit Index on page 22

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)


                                TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Statement regarding financial information...............................     3

         Condensed Consolidated Balance Sheets as of March 31, 1999 and
             December 31, 1998...................................................     4

         Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and for the period from
             inception (June 15, 1987) to March 31, 1999.........................     5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 and for the period from
             inception (June 15, 1987) to March 31, 1999........................      6

         Notes to Condensed Consolidated Financial Statements...................      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL POSITION.....................................................     12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK...........................................................      16

PART II. OTHER INFORMATION......................................................     18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................     18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................     20

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STATEMENT REGARDING FINANCIAL INFORMATION

     The financial statements included herein have been prepared by NeoTherapeutics, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                                             March 31,          December 31,
                                                               1999                1998
                                                           -----------          -----------
                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $    398,400          $ 1,097,341
    Marketable securities and short-term investments         3,091,483            1,769,348
    Other receivables, principally investment interest         154,162              112,552
    Advance deposit to clinical trial vendor                        --              265,727
    Prepaid expenses and refundable deposits                   242,474              157,495
                                                          ------------          -----------
        Total current assets                                 3,886,519            3,402,463
                                                          ------------          -----------
PROPERTY AND EQUIPMENT, at cost:
    Equipment                                                2,403,609            2,197,253
    Leasehold improvements                                   1,799,270            1,794,794
    Accumulated depreciation and amortization                 (862,838)            (740,413)
                                                          ------------          -----------
        Property and equipment, net                          3,340,041            3,251,634
                                                          ------------          -----------

PREPAID EXPENSES AND DEPOSITS                                   64,420              172,066
                                                          ------------          -----------
                                                          $  7,290,980          $ 6,826,163
                                                          ============          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                 $  1,521,820          $ 1,278,954
    Accrued payroll and related taxes                           88,110               81,370
    Note payable to related party                              558,304              558,304
    Current portion of long-term debt                          486,841              445,297
                                                          ------------          -----------
        Total current liabilities                            2,655,075            2,363,925

LONG-TERM DEBT, net of current portion                         973,559            1,126,174
DEFERRED RENT                                                   53,511               46,308
                                                          ------------          -----------
        Total liabilities                                    3,682,145            3,536,407
                                                          ------------          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.001 per share,
         5,000,000 shares authorized:
         Issued and outstanding, 400 shares 5%
         Series A Preferred with Conversion
         Features at March 31, 1999, none at
         December 31, 1998, liquidation
         preference $4.0 million                             3,288,611                   --
    Common stock, par value $0.001 per share,
         25,000,000 shares authorized:
         Issued and outstanding, 6,256,673 and
         6,146,854 shares at  March 31, 1999
         and December 31, 1998, respectively                29,036,684           27,535,329
    Unrealized gains on available-for-sale
         securities                                              5,343               24,207
    Deficit accumulated during the development
         stage                                             (28,721,803)         (24,269,780)
                                                          ------------          -----------
         Total stockholders' equity                          3,608,835            3,289,756
                                                          ------------          -----------
                                                          $  7,290,980          $ 6,826,163
                                                          ============          ===========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                        AND 1998 AND FOR THE PERIOD FROM
                   INCEPTION (JUNE 15, 1987) TO MARCH 31, 1999

                                             Three Months          Three Months          Inception
                                                Ended                 Ended               Through
                                               March 31,             March 31,            March 31,
                                                 1999                  1998                 1999
                                             ------------          ------------        -------------
                                              (Unaudited)           (Unaudited)          (Unaudited)
REVENUES, from grants                         $        --          $        --         $    497,128
                                             ------------         ------------         ------------

OPERATING EXPENSES:
   Research and development                     3,307,432            1,787,962           19,324,533
   General and administrative                   1,096,435              740,289            9,989,323
                                             ------------         ------------         ------------

                                                4,403,867            2,528,251           29,313,856
                                             ------------         ------------         ------------

         LOSS FROM OPERATIONS                  (4,403,867)          (2,528,251)         (28,816,728)
                                             ------------         ------------         ------------
OTHER INCOME (EXPENSE):
   Interest income (expense), net                 (14,731)              28,771              549,915
   Other income (expense)                              --               (8,811)              27,435
                                             ------------         ------------         ------------

         Total other income (expense)             (14,731)              19,960              577,350
                                             ------------         ------------         ------------

         NET LOSS                            $ (4,418,598)        $ (2,508,291)        $(28,239,378)
                                             ============         ============         ============

BASIC AND DILUTED LOSS
   PER SHARE                                 $      (0.71)        $      (0.46)
                                             ============         ============

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                                  6,204,149            5,467,206
                                             ============         ============


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
       AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO MARCH 31, 1999


                                             Three Months          Three Months          Inception
                                                Ended                 Ended               Through
                                               March 31,             March 31,            March 31,
                                                 1999                  1998                 1999
                                             ------------          ------------        -------------
                                              (Unaudited)           (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                $ (4,418,598)        $ (2,508,291)        $(28,239,378)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities
      Depreciation and amortization               122,425              106,735              988,327
      Compensation expense arising
        from the grant of warrants
        and stock options                         207,358              134,442              898,572
      Amortization of deferred
        compensation                                   --                   --               93,749
      Increase in deferred rent                     7,203               11,576               53,511
      Compensation expense for
        extension of Debt Conversion
        Agreements, net                                --                   --              503,147
      Gain on sale of assets                           --                   --               (5,299)
      (Increase) decrease in other
        receivables                               (41,610)             130,478             (153,916)
      Decrease (increase) in
        prepaid expenses, deferred
        charges and refundable
        deposits                                  288,394              (86,848)            (211,891)
      Increase (decrease) in
        accounts payable and
        accrued expenses                          209,441             (251,308)           1,648,495
      Increase in accrued payroll
        and related taxes                           6,740               79,677              726,804
      Decrease in employee expense
        reimbursement and accrued
        interest to related parties                    --                   --              300,404
                                             ------------         ------------         ------------
      Net cash used in operating
        activities                             (3,618,647)          (2,383,539)         (23,397,475)
                                             ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment           (210,832)             (61,734)          (4,283,182)
   Purchases of marketable securities
     and short-term investments, net           (1,322,135)             (58,991)          (3,091,483)
   Unrealized (loss) gain on available-
     for-sale securities                          (18,864)               1,410                5,343
   Payment of organization costs                       --                   --              (66,093)
   Proceeds from sale of equipment                     --                   --               29,665
   Issuance of notes receivable                        --                   --              100,000
                                             ------------         ------------         ------------
   Net cash used in investing activities       (1,551,831)            (119,315)          (7,305,750)
                                             ============         ============         ============

                        NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                           (A Development-Stage Enterprise)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                             Three Months          Three Months          Inception
                                                Ended                 Ended               Through
                                               March 31,             March 31,            March 31,
                                                 1999                  1998                 1999
                                             ------------          ------------        -------------
                                              (Unaudited)           (Unaudited)          (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance
    including Revenue Participation Units
    converted to common stock                     949,387               55,230           24,618,972
  Proceeds from preferred stock issuance,
    net of offering costs                       3,633,221                   --            3,633,221
     Repayment of bank line of credit                  --             (850,000)                  --
     Decrease in restricted cash                       --              935,000                   --
     Proceeds from long-term debt                  33,786                   --            1,860,411
     Repayment of long-term debt                 (144,857)             (30,766)            (400,011)
     Proceeds from exercise of stock
       options                                         --                   --              717,080
     Receipt of notes from officers and
       directors for exercise of stock
       options                                         --                   --             (286,560)
     Proceeds from notes payable to
       related parties, net                            --                   --              757,900
     Cash at acquisition                               --                   --              200,612
                                             ------------         ------------         ------------
     Net cash provided by
       financing activities                     4,471,537              109,464           31,101,625
                                             ------------         ------------         ------------
     Net (decrease) increase in
       cash and cash equivalents                 (698,941)          (2,393,390)             398,400
     Cash and cash equivalents,
       beginning of period                      1,097,341            6,063,347                   --
                                             ------------         ------------         ------------
     Cash and cash equivalents,
       end of period                         $    398,400         $  3,669,957         $    398,400

SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of accrued payroll into
    shares of common stock                   $         --         $         --         $  1,141,838
                                             ============         ============         ============
  Conversion of notes payable to related
    parties into shares of common stock      $         --         $         --         $    500,000
                                             ============         ============         ============
  Conversion of accrued interest into
    notes payable to related parties         $         --         $         --         $    300,404
                                             ============         ============         ============
  Conversion of Revenue Participation
    Units into shares of common stock        $         --         $         --         $    676,000
                                             ============         ============         ============
  Issuance of stock options and warrants
    for services                             $    207,358         $    134,442         $    898,572
                                             ============         ============         ============
  Issuance of warrants in connection with
    equity and debt financings               $    344,610         $         --         $    389,610
                                             ============         ============         ============
  Conversion of other accrued liabilities
    to shares of  common stock               $         --         $         --         $     52,104
                                             ============         ============         ============
  Dividends on preferred stock payable in
    shares of common stock                   $     33,425         $         --         $     33,425
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

                                 MARCH 31, 1999
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 1999, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

     NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." and in June 1997, the Company was reincorporated in the state of Delaware. The Company has two wholly-owned subsidiaries, Advanced ImmunoTherapeutics, Inc., incorporated in California in June 1987, and NeoTherapeutics, GmbH, incorporated in Switzerland in April 1997. All references to the "Company" hereinafter refer to NeoTherapeutics, Inc. and its subsidiaries as a consolidated entity.

     The Company is a development-stage biopharmaceutical enterprise engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions such as memory deficits associated with Alzheimer's disease and dementia, stroke, spinal cord injuries, Parkinson's disease, migraine, depression and obesity. The accompanying condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries.

2.   LONG-TERM DEBT

     In March 1999, the Company financed through its insurance broker, the premium ($36,333) for a nineteen month insurance policy. The loan is payable through May 2000 in monthly installments of $2,547, including principal and 8.71% interest.

     The Company has $500,000 remaining under a line of credit from a finance company affiliated with its bank to finance equipment and computer software purchases. Borrowings under the line are repayable over 42 months and bear interest at approximately 12%.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   COMMITMENTS AND CONTINGENCIES

     Research and Fellowship Grants:

     The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of March 31, 1999, the Company had committed to pay, through December 2000, approximately $650,000 for such grants and fellowships. Grant expense for the three-month periods ended March 31, 1999 and 1998, amounted to $83,000 and $71,000, respectively.

4.   STOCKHOLDERS' EQUITY

     Preferred Stock

     On January 29, 1999, the Company entered into an agreement with two private investors to sell up to $6 million of 5% preferred stock, with rights of conversion into common stock. The financing consists of two tranches of preferred stock. The first tranche of $4.0 million was sold on January 29, 1999, and for an initial period of 120 days is convertible into common stock at a fixed price of $13.06 per share. Thereafter, the preferred stock is convertible at the lesser of the fixed price or a variable rate of 101% of the average of the ten lowest closing bid prices of the common stock during the thirty trading days immediately preceding the conversion date. In no event can the first tranche be converted into more than 1,450,000 shares. The second tranche of $2.0 million can be sold, at the Company's option, approximately 6 months after the effective date of the Preferred Stock Agreement, subject to the satisfaction by the Company of certain conditions. The preferred stock in the second tranche will contain terms and conditions for conversion similar to the first tranche, except that the fixed conversion price will be set at 125% of the average market price of the common stock at the time of the second closing. Dividends on the preferred stock are payable in cash or in common stock, at the option of the Company, at the annual rate of 5%. At March 31, 1999, the Company accrued dividends payable of $33,425, which are payable in cash or common stock upon conversion of the preferred shares into common stock. The preferred stock has a liquidation preference over the common stock equal to the stated value of $4.0 million plus any accrued dividends. Additional features of the preferred stock issue include, among other things, a redemption feature at the Company's option if the common stock trades below a floor of $5 per share or above a ceiling of $20 per share.

     The Company paid cash offering expenses of approximately $367,000 for finder's fees and legal services, which were offset against the proceeds of the offering in the accompanying financial statements. In connection with the financing, the Company also granted warrants to purchase an aggregate of 155,000 shares of its common stock to the preferred stock investors and others. The warrants are exercisable for periods ranging from 3 to 5 years at prices ranging from $11.00 to $12.98 per share. The valuation of these warrants was determined using the Black-Scholes Option-Pricing Model with the following assumptions:

                Expected life                         3 to 5 years
                Volatility                               75.26%
                Risk-free interest rate              4.62% to 4.66%
                Dividend yield                             0%

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The warrants to purchase 155,000 shares of common stock referred to above include the following: The Company granted to an investment advisor a warrant to purchase 40,000 shares of common stock as consideration for its waiver of a preexisting right of first refusal. Using the valuation model described above, this warrant had a fair value of $204,280, which was charged to current operations. The Company also granted to the finder in the preferred stock financing, a warrant to purchase 15,000 shares of common stock having a fair value of $92,130, which was offset against the offering proceeds. Warrants to purchase 75,000 shares of common stock were granted to the preferred stock investors as a part of the offering. As such, $252,480 of the net offering proceeds was allocated to the investors' warrants based upon their relative fair value. The remaining warrant to purchase 25,000 shares of common stock was granted to the Company's existing Equity Line investor as consideration for the waiver of certain pre-existing anti-dilution rights that might have been triggered by the preferred stock financing. Because common stock and common stock equivalents are presented in the same manner, the grant of this warrant had no impact on the presentation in the accompanying financial statements.

     Common Stock

     During the quarter ended March 31, 1999, the Company sold to a private investor, pursuant to its existing Equity Line Agreement, an aggregate of 109,819 shares of common stock for cash proceeds of $950,000.

     A summary of the changes in stockholders' equity as a result of the valuation of the related warrants and costs of the offering as well as other changes during the quarter follows:

                                                                                                  Deficit
                                                                                Unrealized      Accumulated
                                                        Common Stock           Gains(Losses)    During the
                                     Preferred     ------------------------        from         Development
                                       Stock        Shares        Amount        Securities         Stage            Total
                                     ----------    ---------    -----------     -----------    -------------     -----------
Balances, December 31, 1998          $       --    6,146,854    $27,535,329     $    24,207    $ (24,269,780)    $ 3,289,756
Sale of 400 shares of 5% Series A
   Preferred Stock, net of
   offering costs                     3,633,221           --             --              --               --       3,633,221
Allocation of warrants to purchase
   common stock granted to
   investment advisor                   (92,130)          --         92,130              --               --              --
Sales of common stock to Private
   Equity Line investor, net of
   costs of issuance                         --      109,819        949,387              --               --         949,387
Allocation of net proceeds of
   preferred stock offering to
   common stock warrants issued
   to investors                        (252,480)          --        252,480              --               --              --
Fair value of warrants issued as
   compensation to investment
   advisor                                   --           --        204,280              --               --         204,280
Stock options issued for services            --           --          3,078              --               --           3,078
Unrealized losses on available
   for sale securities                       --           --             --         (18,864)              --         (18,864)
Accrued preferred stock dividend             --           --             --              --          (33,425)        (33,425)
Net loss                                     --           --             --              --       (4,418,598)     (4,418,598)
                                     ----------    ---------    -----------     -----------    -------------     -----------
   Balance, March 31, 1999           $3,288,611    6,256,673    $29,036,684     $     5,343    $ (28,721,803)    $ 3,608,835
                                     ==========    =========    ===========     ===========    =============     ===========

5.   STOCK OPTIONS

     During the three month period ended March 31, 1999, there were no new stock options granted, and none were exercised or forfeited. Stock options to purchase 853,873 shares of common stock remained outstanding for the period at exercise prices ranging from $0.025 to $12.88 per share.

     During the three month periods ended March 31, 1999 and 1998, the Company recognized compensation expense for vested consultants options pursuant to SFAS 123 aggregating $3,078 and $134,442, respectively. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

6.   EQUITY TRANSACTION SUBSEQUENT TO MARCH 31, 1999

     On May 11, 1999, the Company completed a private placement of 400,000 shares of common stock and warrants to purchase 80,000 shares of common stock to a group of private investors for a total purchase price of $4.0 million. Each warrant entitles the investor to purchase one share of common stock at an exercise price of $15.00 per share. The warrants expire May 10, 2004, and may be called by the Company if the closing price of the common stock remains at $30.00 per share or above for any 20 out of any 30 consecutive trading days. The shares of common stock sold to the investors, and the shares issuable upon exercise of the warrants, may be resold in compliance with the provisions of Rule 144 under the Securities Act of 1933, including the one year holding period requirement of said Rule.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS

     Overview:

     From the inception of the Company in 1987 through March 31, 1999, the Company incurred a cumulative net loss of approximately $28.2 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998:

     There were no revenues during the three months ended March 31, 1999 or the three months ended March 31, 1998.

     Research and development expenses for the three months ended March 31, 1999 increased approximately $1,519,000 or 85% over the same period in 1998. Current period increases were due primarily to costs and expenses associated with the conduct of clinical and preclinical trials as the Company continued the acceleration of its program to commercialize its lead compound, NEOTROFIN(TM). These costs and expenses were attributable primarily to increases in the number and duration of outside clinical and preclinical trials, as well as the costs of manufacturing and formulation by the Company's contract manufacturer of NEOTROFIN(TM) and other compounds used in the Company's research and testing programs. In the same period in 1998, the Company had not yet commenced its Phase 2 clinical trials or any of its major long-term preclinical trials. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities.

     General and administrative expenses increased approximately $356,000 or 48% from the same period in 1998 due primarily to a non-cash compensation charge of approximately $204,000 attributed to the raising of equity capital, professional fees and investor and public relations fees. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest expense increased by approximately $44,000 due to the use of invested funds in operations and increased interest expense on borrowings. The Company expects its net interest expense to continue to increase due to the use of its funds in current operations and borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through March 31, 1999, the Company financed its operations primarily through government grants, sales of equity securities, borrowings and deferred payment of salaries and other expenses due to related parties. During September and October 1996, the Company effected the public sale of a total of 2,700,000 units of its common stock and attached warrants to the public. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The aggregate net proceeds of this offering amounted to approximately $18.2 million.

     In March 1998 the Company entered into an Equity Line Agreement with a private investor which allows the Company, in its sole discretion and subject to certain restrictions, to sell ("put") to the investor, through February 2001, up to $15 million of its common stock. Through March 31, 1999, the Company has put to the investor 615,868 shares of its common stock and realized gross proceeds of $4.5 million. As of March 31, 1999, $10.5 million remains available under the Equity Line Agreement. In April 1999, the Company's registration statement permitting the investor resale rights expired and the Company is in the process of renewing the registration statement for an additional 1,000,000 shares.

     On January 29, 1999, the Company sold to two private investors $4.0 million of 5% Series A preferred stock, with rights of conversion. A second tranche of $2.0 million remains available, subject to the satisfaction by the Company of certain conditions, to sell to the investors during the period of July 28, 1999 through September 16, 1999. The initial tranche of $4.0 million may be converted into common stock at a fixed price of $13.06 per share through May 29, 1999. Thereafter, it is convertible at the lesser of the fixed price or at a variable rate of 101% of the average market price for the ten lowest of the thirty trading days immediately preceding the conversion date. Dividends on the preferred stock are payable in cash or in common stock, at the option of the Company, at the annual rate of 5%. The Company has elected to pay the initial dividend due March 31, 1999, in common stock and, accordingly, has accrued a dividend payable of $33,425. Additional features of the preferred stock issue include, among other things, a redemption feature at the Company's option if the common stock trades below or above a specified price per share.

     On May 11, 1999, the Company completed a private placement of units consisting of 400,000 shares of common stock and five-year warrants to purchase 80,000 shares of common stock at an exercise price of $15.00 per share to a group of private investors for a total purchase price of $4.0 million. The shares of common stock sold to the investors, and the shares issuable upon exercise of the warrants, may be resold in compliance with the provisions of Rule 144 under the Securities Act of 1933, including the one year holding period requirement of said Rule.

     At March 31, 1999, working capital amounted to approximately $1.2 million. This amount included cash and cash equivalents of approximately $0.4 million and marketable securities and short-term investments of approximately $3.1 million. In comparison, at December 31, 1998, the Company had working capital of approximately $1.0 million, which included cash and cash equivalents of approximately $1.1 million and short-term investments of approximately $1.8 million. The $0.2 million increase in working capital during the three months is attributable primarily to the sale of $4.0 million of preferred stock and the sale of $950,000 of common stock to the Line of Equity investor, offset by (i) the operating loss for the period, (ii) laboratory equipment purchases and (iii) long-term debt repayment.

     The Company is funding a major clinical trial, which is being conducted by an independent contract research organization, in three foreign countries involving approximately 400 patients. The agreement with the contract research organization, which is cancelable by either party on thirty days notice, is expected to be completed by December 1999. This clinical trial is expected to cost the

Company between $4.0 and $5.0 million, of which approximately $1.3 million has been expended through March 31, 1999.

     As of March 31, 1999, the Company had committed, on a non-binding basis, to provide approximately $650,000, through December 2000, for scientific research grants and fellowships to various Universities and not-for-profit research organizations.

     The Company is in the development stage devoting substantially all of its efforts to research and development. During its development stage, the Company has incurred cumulative losses of approximately $28.2 million through March 31, 1999, and expects to incur substantial losses over the next several years. In addition to the funds derived from its initial public offering and subsequent private placement equity offerings, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least 12 months, the Company also believes that it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

     Without additional funding, the Company may be required to delay, reduce the scope of, eliminate one or more of its research and development projects, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on its own, and which could be on terms unfavorable to the Company.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q:

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

     The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least the next twelve months. However, if the Company experiences unanticipated cash requirements during the interim period or fails to obtain sufficient funding under its line of equity agreement, the Company could require additional funds sooner. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

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

     The above factors are not intended to be inclusive. A more comprehensive list of factors which could affect the Company's future operating results can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, in "Item 1. Description of Business" under the caption "Risk Factors." Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     1. On January 29, 1999 the Company entered into an agreement with two private investors to sell up to $6.0 million of 5% preferred stock (600 shares at stated value of $10,000 per share) with rights of conversion into common stock. The financing consists of two tranches of preferred stock. The first tranche of $4.0 million (400 shares of 5% Series A Preferred Stock with Conversion Features) was sold on January 29, 1999, and until May 29, 1999, is convertible into common stock at a fixed price of $13.06 per share. Thereafter, the preferred stock is convertible at the lesser of the fixed price or a variable rate of 101% of the average of the ten lowest closing bid prices of the common stock during the thirty trading days immediately preceding the conversion date. In no event can the first tranche be converted into more than 1,450,000 shares. The second tranche of $2.0 million can be sold by the Company, at its option, during the period commencing July 28, 1999 and ending September 16, 1999, subject to the satisfaction by the Company of certain conditions. The preferred stock in the second tranche will contain terms and conditions for conversion similar to the first tranche, except that the fixed conversion price will be set at 125% of the average market price of the common stock at the time of the second closing. Dividends on the preferred stock are payable in cash or in common stock, at the option of the Company, at the annual rate of 5%. Additional features of the preferred stock include, among other things, a redemption feature at the Company's option if the common stock trades below a floor of $5 per share or above a ceiling of $20 per share. The investors also received warrants to purchase for a period of 5 years, 75,000 shares of the Company's common stock at $12.98 per share.

     2. Brighton Capital, Ltd, ("Brighton") acted as a finder with respect to the negotiation and execution of the preferred stock agreement described above. As consideration for the services provided by Brighton in connection with the Agreement, the Company paid Brighton a cash commission of 6% of the gross sale proceeds realized from sale of the preferred stock, plus warrants to purchase 15,000 shares of common stock at $12.98 per share. The warrants are exercisable over a 5 year period and may be called by the Company if the market value of the common stock equals or exceeds $25.96 for any 10 consecutive days during the exercise period.

     3. On January 25, 1999, the Company issued to Trinity Capital Advisors, Inc. ("Trinity") a warrant to purchase 40,000 shares of common stock at an exercise price of $11.00 per share at any time until January 24, 2002. The warrant was issued in consideration for Trinity waiving certain rights of first refusal it had with respect to the sale by the Company of the 5% Series A Preferred Stock with Conversion Features described above.

     4. On January 25, 1999, the Company issued to Kingsbridge Capital Limited ("Kingsbridge") a warrant to purchase 25,000 shares of common stock at an exercise price of $11.00 per share at any time until January 24, 2002. The warrant was issued in consideration for Kingsbridge waiving certain antidilution provisions under an existing warrant held by Kingsbridge that might have been triggered as a result of the issuance of the preferred stock and warrants described in paragraph 1 above.

     5. During the quarter ended March 31, 1999, the Company made two sales of common stock to Kingsbridge Capital Limited pursuant to the Equity Line Agreement entered into between the Company and Kingsbridge on March 27, 1998. The sales occurred on January 25, 1999, and March 30, 1999, whereby the Company issued to Kingsbridge 78,855 shares and 30,964 shares and realized proceeds of $700,000 and $250,000, respectively.

     The securities issued by the Company pursuant to the transactions described above have been issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The foregoing transactions did not involve any public offering, the investors either received or had access to adequate information about the Company in order to make an informed investment decision, and the Company reasonably believed that each of the investors was "sophisticated" within the meaning of Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999:

     1. Form 8-K dated January 28, 1999, to report a press release issued to the public on January 27, 1999.

     2. Form 8-K dated February 8, 1999, to report under Item 5 the private placement of 5% Series A Preferred Stock with Conversion Features.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEOTHERAPEUTICS, INC.



Date: May 12, 1999                       By: /s/ Alvin J. Glasky
                                             -----------------------------------
                                             Alvin J. Glasky, Ph.D., Chief
                                             Executive Officer and President



Date: May 12, 1999                       By: /s/ Samuel Gulko
                                             -----------------------------------
                                             Samuel Gulko, Chief Financial
                                             Officer, Secretary and Treasurer
                                             (Principal Accounting and
                                             Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------
   27               Financial Data Schedule