Form 10-Q
period 1999-06-30
NEOTHERAPEUTICS INC
filed 1999-08-06
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 --------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

                              Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

              Class                              Outstanding at August  2, 1999
---------------------------------                -------------------------------
   Common Stock, $.001 par value                           7,952,748

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                      Page No.
                                                                                                     --------
ITEM 1.   FINANCIAL STATEMENTS

          Statement regarding financial information..............................................        3

          Condensed Consolidated Balance Sheets as of June 30, 1999 and
              December 31, 1998..................................................................        4

          Condensed Consolidated Statements of Operations for the three months
              ended June 30, 1999 and 1998.......................................................        5

          Condensed Consolidated Statements of Operations for the six months ended June 30,
              1999 and 1998 and for the period from inception (June 15, 1987) to June 30,
              1999...............................................................................        6

          Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
              1999 and 1998 and for the period from inception (June 15, 1987) to June 30,
              1999...............................................................................        7

          Notes to Condensed Consolidated Financial Statements...................................        9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION...       12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................       18

PART II.  OTHER INFORMATION......................................................................       20

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................       20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..................................       20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................................................       23

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                      June 30,      December 31,
                                                                        1999            1998
                                                                    ------------    ------------
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $  1,452,130    $  1,097,341
     Marketable securities and short-term investments                  2,020,392       1,769,348
     Other receivables, principally investment interest                  122,637         112,552
     Advance deposit to clinical trial vendor                                 --         265,727
     Prepaid expenses and refundable deposits                            522,026         157,495
                                                                    ------------    ------------
         Total current assets                                          4,117,185       3,402,463
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, at cost:
     Equipment                                                         2,503,609       2,197,253
     Leasehold improvements                                            1,802,264       1,794,794
     Accumulated depreciation and amortization                          (992,468)       (740,413)
                                                                    ------------    ------------
         Property and equipment, net                                   3,313,405       3,251,634
                                                                    ------------    ------------

PREPAID EXPENSES AND DEPOSITS                                             53,841         172,066
                                                                    ------------    ------------

                                                                    $  7,484,431    $  6,826,163
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $  1,715,820    $  1,278,954
     Accrued payroll and related taxes                                    95,783          81,370
     Note payable to related party                                       558,304         558,304
     Current portion of long-term debt                                   498,096         445,297
                                                                    ------------    ------------
         Total current liabilities                                     2,868,003       2,363,925

LONG-TERM DEBT, net of current portion                                   848,922       1,126,174
DEFERRED RENT                                                             60,714          46,308
                                                                    ------------    ------------
         Total liabilities                                             3,777,639       3,536,407
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.001 per share, 5,000,000
      shares authorized:
         Issued and outstanding, 320 shares 5% Series A Preferred
           with Conversion Features at June 30, 1999, none at
           December 31, 1998, liquidation preference $3.2 million      2,546,994              --
     Common stock, par value $0.001 per share, 25,000,000 shares authorized:
         Issued and outstanding, 6,748,207 and 6,146,854 shares
           at June 30, 1999 and December 31, 1998, respectively       33,960,256      27,535,329
     Unrealized gains on available-for-sale securities                    26,704          24,207
     Deficit accumulated during the development stage                (32,827,162)    (24,269,780)
                                                                    ------------    ------------
         Total stockholders' equity                                    3,706,792       3,289,756
                                                                    ------------    ------------
                                                                    $  7,484,431    $  6,826,163
                                                                    ============    ============


                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                             Three Months      Three Months
                                                Ended             Ended
                                               June 30,          June 30,
                                                 1999              1998
                                             -----------       -----------
                                             (Unaudited)       (Unaudited)
REVENUES, from grants                        $        --       $        --
                                             -----------       -----------

OPERATING EXPENSES:
    Research and development                   3,257,756         1,886,253
    General and administrative                   748,208           757,222
                                             -----------       -----------

                                               4,005,964         2,643,475
                                             -----------       -----------

           LOSS FROM OPERATIONS               (4,005,964)       (2,643,475)
                                             -----------       -----------

OTHER INCOME (EXPENSE):
    Interest income (expense), net               (50,509)           66,591
    Other income (expense)                            --            (4,603)
                                             -----------       -----------

           Total other income (expense)          (50,509)           61,988
                                             -----------       -----------

           NET LOSS                          $(4,056,473)      $(2,581,487)
                                             ===========       ===========

BASIC AND DILUTED LOSS
   PER SHARE                                 $     (0.63)      $     (0.47)
                                             ===========       ===========

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                                 6,444,026         5,493,280
                                             ===========       ===========



                   The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                        AND 1998 AND FOR THE PERIOD FROM
                   INCEPTION (JUNE 15, 1987) TO JUNE 30, 1999

                                              Six Months        Six Months         Inception
                                                Ended             Ended             Through
                                               June 30,          June 30,          June 30,
                                                1999               1998               1999
                                             -----------       ------------       ------------
                                             (Unaudited)       (Unaudited)        (Unaudited)
REVENUES, from grants                        $        --       $         --       $    497,128
                                             -----------       ------------       ------------

OPERATING EXPENSES:
    Research and development                   6,565,188          3,674,215         22,582,289
    General and administrative                 1,844,643          1,497,511         10,737,531
                                             -----------       ------------       ------------

                                               8,409,831          5,171,726         33,319,820
                                             -----------       ------------       ------------

           LOSS FROM OPERATIONS               (8,409,831)        (5,171,726)       (32,822,692)
                                             -----------       ------------       ------------

OTHER INCOME (EXPENSE):
    Interest income (expense), net               (65,240)            95,362            499,406
    Other income (expense)                            --            (13,414)            27,435
                                             -----------       ------------       ------------

           Total other income (expense)          (65,240)            81,948            526,841
                                             -----------       ------------       ------------

           NET LOSS                          $(8,475,071)      $ (5,089,778)      $(32,295,851)
                                             ===========       ============       ============

BASIC AND DILUTED LOSS
   PER SHARE                                 $     (1.40)      $      (0.93)
                                             ===========       ============
BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                                 6,036,187          5,482,487
                                             ===========       ============


                   The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
       AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO JUNE 30, 1999

                                                            Six Months       Six Months        Inception
                                                              Ended            Ended            Through
                                                             June 30,         June 30,          June 30,
                                                              1999              1998             1999
                                                            -----------      -----------      ------------
                                                            (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                               $(8,475,071)     $(5,089,778)     $(32,295,851)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                             252,055          224,630         1,117,957
      Issuance of common stock, options
        and warrants for services                               332,143          184,382         1,023,357
      Amortization of deferred
        compensation                                                 --               --            93,749
      Increase in deferred rent                                  14,406           23,154            60,714
      Compensation expense for extension of
        Debt Conversion Agreements, net                              --               --           503,147
      Gain on sale of assets                                         --               --            (5,299)
      (Increase) decrease in other
        receivables                                             (10,085)         174,864          (122,391)
      Decrease (increase) in prepaid
        expenses, deferred charges and
        refundable deposits                                      19,421          (11,175)         (480,864)
      Increase in accounts payable and
        accrued expenses                                        436,866           72,871         1,875,920
      Increase in accrued payroll and
        related taxes                                            14,413           77,796           734,477
      Increase in employee expense
        reimbursement and accrued
        interest to related parties                                  --               --           300,404
                                                            -----------      -----------      ------------
      Net cash used in operating
        activities                                           (7,415,852)      (4,343,256)      (27,194,680)
                                                            -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                      (313,825)        (135,562)       (4,386,175)
      Purchases of marketable securities and short-term
         investments, net                                      (251,044)        (132,146)       (2,020,392)
      Unrealized gain (loss) on available-for-sale
         securities                                               2,497           (4,009)           26,704
      Payment of organization costs                                  --               --           (66,093)
      Proceeds from sale of equipment                                --               --            29,665
      Issuance of notes receivable                                   --               --           100,000
                                                            -----------      -----------      ------------
      Net cash used in investing activities                    (562,372)        (271,717)       (6,316,291)
                                                            -----------      -----------      ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                Six Months         Six Months        Inception
                                                                   Ended             Ended            Through
                                                                  June 30,          June 30,          June 30,
                                                                   1999               1998              1999
                                                                -----------      --------------     ------------
                                                                (Unaudited)       (Unaudited)        (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from common stock issuance including Revenue
         Participation Units converted to common stock            4,933,369             426,420       28,602,954
      Proceeds from preferred stock issuance, net
         of offering costs                                        3,614,504                  --        3,614,504
      Dividends on preferred stock                                  (82,312)                 --          (82,312)
      Repayment of bank line of credit                                   --            (850,000)              --
      Decrease in restricted cash                                        --             935,000               --
      Proceeds from long-term debt                                   33,786                  --        1,860,411
      Repayment of long-term debt                                  (258,239)            (46,468)        (513,393)
      Proceeds from exercise of stock options                        91,905                  --          808,985
      Receipt of notes from officers and directors
         for exercise of stock options                                   --                  --         (286,560)
      Proceeds from notes payable to related parties, net                --                  --          757,900
      Cash at acquisition                                                --                  --          200,612
                                                                -----------      --------------     ------------
      Net cash provided by financing activities                   8,333,013             464,952       34,963,101
                                                                -----------      --------------     ------------
      Net increase (decrease) in cash and cash
         equivalents                                                354,789          (4,150,021)       1,452,130
      Cash and cash equivalents, beginning of period              1,097,341           6,063,347               --
                                                                -----------      --------------     ------------
      Cash and cash equivalents, end of period                  $ 1,452,130      $    1,913,326     $  1,452,130
                                                                ===========      ==============     ============

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Conversion of accrued payroll into shares
        of common stock                                         $        --      $           --     $  1,141,838
                                                                ===========      ==============     ============
      Conversion of notes payable to related
        parties into shares of common stock                     $        --      $           --     $    500,000
                                                                ===========      ==============     ============
      Conversion of accrued interest into notes
        payable to related parties                              $        --      $           --     $    300,404
                                                                ===========      ==============     ============
      Conversion of Revenue Participation
        Units into shares of common stock                       $        --      $           --     $    676,000
                                                                ===========      ==============     ============
      Conversion of preferred stock into shares
        of common stock                                         $   722,900      $           --     $    722,900
                                                                ===========      ==============     ============
      Issuance of stock options and warrants
          for services                                          $   332,143      $      134,442     $  1,023,357
                                                                ===========      ==============     ============
      Issuance of warrants in connection with
        equity and debt financings                              $   344,610      $           --     $    389,610
                                                                ===========      ==============     ============
      Conversion of other accrued liabilities to
        shares of  common stock                                 $        --      $           --     $     52,104
                                                                ===========      ==============     ============
      Dividends on preferred stock payable in
        shares of common stock                                  $    82,312      $           --     $     82,312
                                                                ===========      ==============     ============


                   The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 1999, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

         The Company believes that its existing capital resources, including the $9.5 million proceeds (before payment of offering expenses) realized from the sale of 1,150,000 shares of common stock on July 30, 1999, will be adequate to fund its capital needs for at least 12 months. The Company also believes that it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. In order for the Company to continue to operate through the end of the year 2000, it will need to raise additional funds. While the Company intends to pursue the raising of such funds, there can be no assurance that the Company will be successful in these efforts.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       COMMITMENTS AND CONTINGENCIES

         Research and Fellowship Grants

         The Company periodically makes non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of June 30, 1999, the Company has committed to pay, through December 2000, approximately $570,000 for such grants and fellowships. Grant expense for the six-month periods ended June 30, 1999 and 1998, amounted to $308,500 and $248,000, respectively.

3.       STOCKHOLDERS' EQUITY

         Common Stock

         On May 11, 1999, the Company completed a private placement of 400,000 shares of common stock, and warrants to purchase 80,000 shares of common stock to a group of private investors for a total purchase price of $4.0 million. Each warrant entitles the investor to purchase one share of common stock at an exercise price of $15.00 per share. The shares of common stock sold to the investors, and the shares issuable upon exercise of the warrants, may be resold in compliance with the provisions of Rule 144 under the Securities Act of 1933, including the one year holding period requirement of said Rule.

         During May 1999, the Company issued 12,500 shares of common stock to its legal counsel, in consideration for legal services rendered in the amount of $70,000, and a warrant to purchase 25,000 shares of common stock at an exercise price of $11.40 per share in consideration for a discount of 15% on fees for legal services rendered during the months of March through December 1999. The warrant expires May 17, 2004, and may be called by the Company if the closing price of the common stock remains at $22.80 per share or above for any 10 consecutive trading days. The fair value of the warrant is equal to the aforementioned discount, which is recorded as invoices are presented from the legal counsel. For the six months ended June 30, 1999, the total value of the aforementioned legal services rendered in exchange for these shares and the warrant was $121,704. The shares of common stock issued for the aforementioned services and the shares issuable upon exercise of the warrants, may be resold in compliance with the provisions of Rule 144 under the Securities Act of 1933, including the one year holding period requirement of said Rule.

         Preferred Stock

         On June 18, 1999, the holders of the Company's preferred stock exercised their conversion privilege and exchanged 80 shares of preferred stock for 68,434 shares of common stock at the conversion price of $11.69 per share.

4.       STOCK OPTIONS

         Stock option activity during the six month period ended June 30, 1999 are as follows:

                                                                   Option
                                                   Shares           Price
                                                 ---------      -------------
        Outstanding at January 1, 1999             853,873      $0.025-$12.875
        Granted                                    320,000       10.25-13.00
        Exercised                                   (1,600)       4.50-8.875
        Forfeited                                       --                --
                                                 ---------      --------------
        Outstanding at June 30, 1999             1,172,273      $0.025-$13.00
                                                 =========      ==============

         During the six month periods ended June 30, 1999 and 1998, the Company recognized compensation expense for vested consultants options pursuant to SFAS 123 aggregating $332,143 and $184,382, respectively. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

5.       EQUITY TRANSACTION SUBSEQUENT TO JUNE 30, 1999

         On July 13, 1999, the holders of the Company's preferred stock exercised their conversion privilege and exchanged 70 shares of preferred stock for 54,390 shares of common stock at the conversion price of $12.875 per share.

         On July 30, 1999, pursuant to a registration statement filed with the Securities and Exchange Commission on June 3, 1999, as amended, the Company sold 1,150,000 shares of common stock to the public, including the underwriters'15% overallotment, at a price of $9.375 per share, before deducting underwriters' discounts and commissions. The Company realized proceeds of approximately $9,545,000 from this offering, before deducting certain expenses of the offering estimated to aggregate approximately $700,000 of which approximately $307,100 had been incurred through June 30, 1999, and is shown in the accompanying financial statements as a prepaid expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Factors Affecting Future Operating Results," as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under Item 1, "Description of Business - Risk Factors," and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 3, 1999, as amended, under "Risk Factors."

RESULTS OF OPERATIONS

Overview:

         From the inception of the Company in 1987 through June 30, 1999, the Company incurred a cumulative net loss of approximately $32.3 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is seeking currently.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998:

         There were no revenues during the three months ended June 30, 1999 or the three months ended June 30, 1998.

         Research and development expenses for the three months ended June 30, 1999 increased approximately $1,372,000 or 41% over the same period in 1998. Current period increases were due primarily to costs and expenses associated with the conduct of clinical and preclinical trials as the Company continued the acceleration of its program to commercialize its lead compound, NEOTROFIN(TM). These costs and expenses were attributable primarily to increases in the number and duration of outside clinical and preclinical trials, as well as the costs of manufacturing and formulation by the Company's contract manufacturer of NEOTROFIN(TM) and other compounds used in the Company's research and testing programs. In the same period in 1998, the Company had not yet commenced its Phase 2 clinical trials or any of its major long-term preclinical trials. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities.

         General and administrative expenses decreased approximately $9,000 or 1% from the same period in 1998. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest expense increased by approximately $112,000 due to the use of invested funds in operations and increased interest expense on higher levels of borrowings. The

Company expects its net interest expense to decrease in the next quarter due to the reduction of its debt and increase in invested funds from its July 1999 equity financing.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:

         There were no revenues during the six months ended June 30, 1999 or the six months ended June 30, 1998.

         Research and development expenses for the six months ended June 30, 1999 increased approximately $2,891,000 or 79% over the same period in 1998. Current period increases were due primarily to costs and expenses associated with the conduct of clinical and preclinical trials as the Company continued the acceleration of its program to commercialize its lead compound, NEOTROFIN(TM). These costs and expenses were attributable primarily to increases in the number and duration of outside clinical and preclinical trials, as well as the costs of manufacturing and formulation by the Company's contract manufacturer of NEOTROFIN(TM) and other compounds used in the Company's research and testing programs. In the same period in 1998, the Company had not yet commenced its Phase 2 clinical trials or any of its major long-term preclinical trials. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities.

         General and administrative expenses increased approximately $347,000 or 23% from the same period in 1998 due primarily to professional fees, investor and public relations fees, travel and printing costs. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest expense increased by approximately $160,000 due to the use of invested funds in operations and increased interest expense on higher levels of borrowings. The Company expects its net interest expense to decline over the next quarter due to the equity financing obtained in July 1999 and the reduction of debt levels due to principal repayments on its outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through June 30, 1999, the Company financed its operations primarily through government grants, sales of equity securities, borrowings and deferred payment of salaries and other expenses due to related parties. During September and October 1996, the Company effected the public sale of a total of 2,700,000 units of its common stock and attached warrants to the public. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The aggregate net proceeds of this offering amounted to approximately $18.2 million.

         In March 1998, the Company entered into an Equity Line Agreement with a private investor which allows the Company, in its sole discretion and subject to certain restrictions, to sell ("put") to the investor, through February 2001, up to $15 million of the Company's common stock. Through June 30, 1999, the Company has put to the investor 615,868 shares of its common stock and realized gross proceeds of $4.5 million. As of June 30, 1999, $10.5 million remains available under the Equity Line Agreement. In April 1999, the Company's registration statement permitting the investor resale rights expired and the Company is in the process of renewing the registration statement for an additional 900,000 shares.

         On January 29, 1999, the Company sold to two private investors $4.0 million of 5% Series A preferred stock with Conversion Features. A second tranche of $2.0 million remains available, subject to the satisfaction by the Company of certain conditions, to sell to the investors during the period of July 28, 1999 through September 16, 1999. The initial tranche of $4.0 million is convertible into common stock at the lesser of the fixed price or at a variable rate of 101% of the average market price for the ten lowest of the thirty trading days immediately preceding the conversion date. On June 18, 1999, the holders of the preferred shares exercised their conversion right and exchanged 80 preferred shares for 68,434 shares of common stock. On July 13, 1999, 70 preferred shares were converted into 54,390 shares of common stock. Dividends on the preferred stock are payable in cash or in common stock, at the option of the Company, at the annual rate of 5%, except that dividends accrued on shares converted into common stock are payable in cash at the time of conversion. At June 30, 1999, accrued dividends amounted to $66,868. Additional features of the preferred stock issue include, among other things, a redemption feature at the Company's option if the common stock trades below or above a specified price per share.

         On May 11, 1999, the Company completed a private placement of units consisting of 400,000 shares of common stock, and five-year warrants to purchase 80,000 shares of common stock at an exercise price of $15.00 per share, to a group of private investors for a total purchase price of $4.0 million. The shares of common stock sold to the investors, and the shares issuable upon exercise of the warrants, may be resold in compliance with the provisions of Rule 144 under the Securities Act of 1933, including the one year holding period requirement of said Rule.

         At June 30, 1999, working capital amounted to approximately $1.2 million. This amount included cash and cash equivalents of approximately $1.5 million and marketable securities and short-term investments of approximately $2.0 million. In comparison, at December 31, 1998, the Company had working capital of approximately $1.0 million, which included cash and cash equivalents of approximately $1.1 million and short-term investments of approximately $1.8 million. The $0.2 million increase in working capital during the six months is attributable primarily to the sale of $4.0 million of preferred stock, the sale of $4.0 million of common stock in a private placement and the sale of $950,000 of common stock to a private investor under the Company's Line of Equity Agreement. These increases were offset by (i) the operating loss for the period,
(ii) laboratory equipment purchases and (iii) long-term debt repayment.

         On July 30, 1999, pursuant to a registration statement filed with the Securities and Exchange Commission on June 3, 1999, as amended, the Company sold 1,150,000 shares of common stock to the public, including the underwriters'15% overallotment, at a price of $9.375 per share, before deducting underwriters' discounts and commissions. The Company realized proceeds of approximately $9,545,000 from this offering, before deducting certain expenses of the offering estimated to aggregate approximately $700,000 of which approximately $307,100 had been incurred through June 30, 1999, and is shown in the accompanying financial statements as a prepaid expense.

         The Company is funding a major clinical trial involving approximately 400 patients which is being conducted by an independent contract research organization in three foreign countries. The agreement with the contract research organization, which is cancelable by either party on thirty days notice, is expected to be completed by December 1999. The Company expects to spend between $4.0 and $5.0 million on this clinical trial, of which approximately $2.5 had been expended through June 30, 1999. During June 1999, the Company committed, on a non-binding basis, to fund an additional clinical trial to take place in the United States using the same independent research organization. Preliminary work on this additional trial commenced in June 1999. This additional clinical trial, which also involves the testing of approximately 400 patients, is expected to cost the Company between $7.0 and $8.0 million, of which approximately $0.2 million has been expended through June 30, 1999.

         As of June 30, 1999, the Company committed, on a non-binding basis, to provide approximately $570,000 through December 2000 for scientific research grants and fellowships to various universities and not-for-profit research organizations.

         The Company is in the development stage, devoting substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $32.3 million through June 30, 1999, and expects to incur substantial losses over the next several years. In addition to the funds derived from its initial public offering and subsequent private and public equity offerings, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within the Company's control. While the Company believes that its existing capital resources, including the $9.5 million proceeds (before payment of offering expenses) realized from the sale of 1,150,000 shares of common stock on July 30, 1999, will be adequate to fund its capital needs for at least 12 months, the Company also believes that it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. In order for the Company to continue to operate through the end of the year 2000, it will need to raise additional funds. While the Company intends to pursue the raising of such funds, there can be no assurance that the Company will be successful in these efforts.

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

         In June of 1998, the Company began sending questionnaires to and/or contacting its outside vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. The Company has completed its risk assessment of its outside vendors and is currently reviewing their compliance. It is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such vendors. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's vendors are dependent, will accomplish adequate remediation of their Year 2000 Issues. Except for the Company's public utility service vendors, who have indicated that they are now in compliance, the Company believes that, with respect to the computer systems of its major outside vendors, should a Year 2000 Issue exist whereby a vendor was unable to address the Company's needs, alternative vendors have been identified and are readily available that could furnish the Company with the same or similar supplies or services that it presently receives from these vendors without undue cost or expense.

          Based on currently available information, the Company believes that the impact of the Year 2000 Issue, as it relates to its IT Systems, Facilities Systems, Equipment and third parties, will not be material. In the event the Company were to fail to implement successfully the Year 2000 Issues with respect to its internal systems in a timely manner, the Company believes that while such events would be disruptive to the Company's operations in the short term, such circumstances would not have a material adverse effect on the business, financial condition and results of operations of the Company over the long term. However, failure of the major third parties, in particular the financial institutions with which the Company has significant banking and investment management relationships and the Company's third party manufacturers, to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations or business prospects.

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

         The Company has incurred losses in every year of its existence and expects to continue to incur significant operating losses for the next several years. The Company has never generated revenues from product sales and there is no assurance that revenue from product sales will ever be achieved. In addition, there is no assurance that any of the Company's proprietary products will ever be developed successfully, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance.

        The Company has no experience in manufacturing, procuring products in commercial quantities or marketing, and only limited experience in negotiating, setting up or maintaining strategic relationships and conducting clinical trials or other late stage phases of the regulatory approval process, and there is no assurance that the Company will engage in any of these activities successfully.

         The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least the next twelve months. However, if the Company experiences unanticipated cash requirements during the interim period or fails to obtain sufficient funding under its Equity Line Agreement, the Company could require additional funds sooner. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

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

         The above factors are not intended to be inclusive. A more comprehensive list of factors which could affect the Company's future operating results can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, in Item 1, "Description of Business - Risk Factors," and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 3, 1999, as amended, under "Risk Factors." Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On May 11, 1999, the Company completed a private placement of 400,000 shares of common stock, and warrants to purchase 80,000 shares of common stock at an exercise price of $15.00 per share, to a group of private investors for a total purchase price of $4.0 million. The warrants expire May 10, 2004, and may be called by the Company if the closing price of the common stock remains at $30.00 per share or above for any 20 out of any 30 consecutive trading days. The shares of common stock sold to the investors, and the shares issuable upon exercise of the warrants, may be resold in compliance with the provisions of Rule 144 under the Securities Act of 1933, including the one year holding period requirement of said Rule.

         During May 1999, the Company issued 12,500 shares of common stock to its legal counsel, in consideration for legal services rendered in the amount of $70,000, and a warrant to purchase 25,000 shares of common stock at an exercise price of $11.40 per share in consideration for a discount of 15% on fees for legal services rendered during the months of March through December, 1999. The warrant expires May 17, 2004, and may be called by the Company if the closing price of the common stock remains at $22.80 per share or above for any 10 consecutive trading days. The shares of common stock issued for the aforementioned services and the shares issuable upon exercise of the warrants, may be resold in compliance with the provisions of Rule 144 under the Securities Act of 1933, including the one year holding period requirement of said Rule.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on June 14, 1999:

1. The following persons were elected as Class II directors to serve for a two-year term expiring at the Annual Meeting of Stockholders to be held in 2001 or until their successors are elected and qualified:

                  Name                                Number of Votes Cast
                  ----                         -----------------------------------
                                                  For           Authority Withheld
                                               ---------        ------------------
                  Alvin J. Glasky, Ph.D.       5,588,967               291,640
                  Mark J. Glasky               5,588,967               291,640
                  Carol O'Cleireacain, Ph.D.   5,588,967               291,640
                  Joseph Rubinfeld, Ph.D.      5,588,967               291,640

2. A proposal to approve the issuance of common stock pursuant to conversion rights under a preferred stock financing transaction was approved by the following vote:

                  Votes Cast                      Number of Shares
                  ----------                      ----------------
                  For                                 3,064,889
                  Against                               229,723
                  Abstain                               121,238
                  Broker Non-Votes                    2,464,757

3. A proposal to approve the issuance of common stock pursuant to a private equity line of credit agreement was approved by the following vote:

                  Votes Cast                      Number of Shares
                  ----------                      ----------------
                  For                                 3,122,445
                  Against                               319,011
                  Abstain                                33,137
                  Broker Non-Votes                    2,406,014

4. A proposal to approve an increase in the number of shares of common stock issuable under the Company's 1997 Stock Incentive Plan by 750,000 was approved by the following vote:

                  Votes Cast                      Number of Shares
                  ----------                      ----------------
                  For                                 3,021,284
                  Against                               277,718
                  Abstain                               116,848
                  Broker Non-Votes                    2,464,757

5. A proposal to consider and act upon the ratification of the selection of Arthur Anderson LLP as independent public accountants of the Company for the current fiscal year was approved by the following vote:

                  Votes Cast                      Number of Shares
                  ----------                      ----------------
                  For                                5,680,415
                  Against                              193,292
                  Abstain                                6,900

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.   Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEOTHERAPEUTICS, INC.

Date:  August 6, 1999                 By: /s/ ALVIN J. GLASKY
                                          --------------------------------------
                                          Alvin J. Glasky, Ph.D., President


Date:  August 6, 1999                 By: /s/ SAMUEL GULKO
                                          --------------------------------------
                                          Samuel Gulko, Chief Financial Officer
                                          (Principal Accounting and Financial
                                           Officer)

                                  EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------
 27          Financial Data Schedule