Form 10-Q
period 1999-09-30
NEOTHERAPEUTICS INC
filed 1999-11-15
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                        Commission File Number 000-28782

                              NEOTHERAPEUTICS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                            93-0979187
   ---------------------------------                         -------------------
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

           157 TECHNOLOGY DRIVE
            IRVINE, CALIFORNIA                                      92618
 ----------------------------------------                        ----------
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
                                Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

              Class                          Outstanding at November 9, 1999
---------------------------------            --------------------------------
   Common Stock, $.001 par value                       7,952,898

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                               Page No.
                                                                              --------
ITEM 1.   FINANCIAL STATEMENTS
          Statement Regarding Financial Information............................. 3

          Condensed Consolidated Balance Sheets as of September 30, 1999 and
              December 31, 1998................................................. 4

          Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998................................. 5

          Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998 and for the period from inception (June 15, 1987) to September 30,
              1999.............................................................. 6

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 and for the period from inception (June 15, 1987) to September 30, 1999 ............. 7

          Notes to Condensed Consolidated Financial Statements.................. 9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL POSITION....................................................12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK...........................................................18

PART II.  OTHER INFORMATION.....................................................20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................20

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                               September 30,      December 31,
                                                                   1999               1998
                                                               ------------       ------------
                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $  4,091,880       $  1,097,341
     Marketable securities and short-term investments             2,826,616          1,769,348
     Other receivables, principally investment interest             140,332            112,552
     Advance deposit to clinical trial vendor                     1,000,000            265,727
     Prepaid expenses                                               185,373            157,495
                                                               ------------       ------------
         Total current assets                                     8,244,201          3,402,463
                                                               ------------       ------------

PROPERTY AND EQUIPMENT, at cost:
     Equipment                                                    2,530,170          2,197,253
     Leasehold improvements                                       1,811,345          1,794,794
     Accumulated depreciation and amortization                   (1,125,482)          (740,413)
                                                               ------------       ------------
         Property and equipment, net                              3,216,033          3,251,634
                                                               ------------       ------------

PREPAID EXPENSES AND DEPOSITS                                        53,742            172,066
                                                               ------------       ------------

                                                               $ 11,513,976       $  6,826,163
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $  2,555,817       $  1,278,954
     Accrued payroll and related taxes                               95,857             81,370
     Note payable to related party                                  558,304            558,304
     Current portion of long-term debt                              495,071            445,297
                                                               ------------       ------------
         Total current liabilities                                3,705,049          2,363,925

LONG-TERM DEBT, net of current portion                              735,262          1,126,174
DEFERRED RENT                                                        67,917             46,308
                                                               ------------       ------------
         Total liabilities                                        4,508,228          3,536,407
                                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.001 per share,
      5,000,000 shares authorized:
         Issued and outstanding, 250 shares 5%
            Series A Preferred with Conversion
            Features at September 30, 1999,
            liquidation preference $2.5 million,
            none at December 31, 1998                             1,896,752                 --
     Common stock, par value $0.001 per share, 25,000,000
      shares authorized:
         Issued and outstanding, 7,952,898 and
            6,146,854 shares at September 30, 1999
            and December 31, 1998, respectively                  43,319,756         27,535,329
     Unrealized (losses) gains on available-for-sale
      securities                                                    (22,147)            24,207
     Deficit accumulated during the development stage           (38,188,613)       (24,269,780)
                                                               ------------       ------------
         Total stockholders' equity                               7,005,748          3,289,756
                                                               ------------       ------------

                                                               $ 11,513,976       $  6,826,163
                                                               ============       ============


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                            Three Months      Three Months
                                               Ended              Ended
                                            September 30,     September 30,
                                                1999               1998
                                            -------------     -------------
                                             (Unaudited)       (Unaudited)
REVENUES                                     $        --       $        --
                                             -----------       -----------

OPERATING EXPENSES:
    Research and development                   4,817,637         2,264,926
    General and administrative                   607,609           718,792
                                             -----------       -----------

                                               5,425,246         2,983,718
                                             -----------       -----------

           LOSS FROM OPERATIONS               (5,425,246)       (2,983,718)
                                             -----------       -----------

OTHER INCOME (EXPENSE):
    Interest income (expense), net                96,505           (10,552)
    Other income (expense)                            --            (5,851)
                                             -----------       -----------

           Total other income (expense)           96,505           (16,403)
                                             -----------       -----------

           NET LOSS                          $(5,328,741)      $(3,000,121)
                                             ===========       ===========

BASIC AND DILUTED LOSS
   PER SHARE                                 $      (.70)      $     (0.54)
                                             ===========       ===========

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                                 7,583,225         5,569,768
                                             ===========       ===========


                   The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                        AND 1998 AND FOR THE PERIOD FROM
                 INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 1999

                                              Nine Months        Nine Months         Inception
                                                Ended              Ended              Through
                                             September 30,      September 30,      September 30,
                                                 1999               1998               1999
                                             -------------      -------------      -------------
                                              (Unaudited)        (Unaudited)        (Unaudited)
REVENUES, from grants                        $         --       $         --       $    497,128
                                             ------------       ------------       ------------

OPERATING EXPENSES:
    Research and development                   11,382,825          5,939,141         27,399,926
    General and administrative                  2,452,252          2,216,303         11,345,140
                                             ------------       ------------       ------------

                                               13,835,077          8,155,444         38,745,066
                                             ------------       ------------       ------------

           LOSS FROM OPERATIONS               (13,835,077)        (8,155,444)       (38,247,938)
                                             ------------       ------------       ------------

OTHER INCOME (EXPENSE):
    Interest income (expense), net                 31,264             84,810            595,910
    Other income (expense)                             --            (19,265)            27,435
                                             ------------       ------------       ------------

           Total other income (expense)            31,264             65,545            623,345
                                             ------------       ------------       ------------

           NET LOSS                          $(13,803,813)      $ (8,089,899)      $(37,624,593)
                                             ============       ============       ============

BASIC AND DILUTED LOSS
   PER SHARE                                 $      (2.11)      $      (1.47)
                                             ============       ============

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                                  6,540,301          5,511,130
                                             ============       ============


                   The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
     AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 1999

                                                                   Nine Months        Nine Months        Inception
                                                                      Ended             Ended             Through
                                                                   September 30,     September 30,      September 30,
                                                                       1999              1998               1999
                                                                   ------------       -----------       ------------
                                                                   (Unaudited)        (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                      $(13,803,813)      $(8,089,899)      $(37,624,593)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     385,069           341,138          1,250,971
      Issuance of common stock, options and
        warrants for services                                           362,690           234,323          1,053,904
      Increase in deferred rent                                          21,609            34,731             67,917
      (Increase) decrease in other receivables                          (27,780)          119,178           (140,086)
      Decrease (increase) in prepaid expenses,
        deferred charges and refundable deposits                       (643,827)           34,790         (1,144,112)
      Increase in accounts payable and accrued expenses               1,276,863           125,593          2,715,917
      Increase in accrued payroll and related taxes                      14,487            80,468            734,551
      Compensation expense for extension of Debt
        Conversion Agreements, net                                           --                --            503,147
      Gain on sale of assets                                                 --                --             (5,299)
      Amortization of deferred compensation                                  --                --             93,749
      Increase in employee expense reimbursement
        and accrued interest to related parties                              --                --            300,404
                                                                   ------------       -----------       ------------

      Net cash used in operating activities                         (12,414,702)       (7,119,678)       (32,193,530)
                                                                   ------------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                              (349,468)         (180,602)        (4,421,818)
      (Purchases) sales of marketable securities and
         short-term investments, net                                 (1,057,268)           36,922         (2,826,616)
      Unrealized gain (loss) on available-for-sale securities           (46,354)           21,457            (22,147)
      Payment of organization costs                                          --                --            (66,093)
      Proceeds from sale of equipment                                        --                --             29,665
      Issuance of notes receivable                                           --                --            100,000
                                                                   ------------       -----------       ------------

      Net cash used in investing activities                          (1,453,090)         (122,223)        (7,207,009)
                                                                   ------------       -----------       ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  Nine Months        Nine Months         Inception
                                                                     Ended             Ended              Through
                                                                 September 30,      September 30,      September 30,
                                                                     1999               1998                1999
                                                                  ------------       -----------       ------------
                                                                  (Unaudited)        (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from common stock issuances including Revenue
         Participation Units converted to common stock              13,614,523           593,481         37,284,108
      Proceeds from preferred stock issuance, net
         of offering costs                                           3,609,399                --          3,609,399
      Dividends on preferred stock                                    (115,020)               --           (115,020)
      Repayment of bank line of credit                                      --          (850,000)                --
      Decrease in restricted cash                                           --           935,000                 --
      Proceeds from long-term debt                                      33,786         1,500,000          1,860,411
      Repayment of long-term debt                                     (374,925)          (96,296)          (630,079)
      Proceeds from exercise of stock options                           94,568                --            811,648
      Receipt of notes from officers and directors
         for exercise of stock options                                      --                --           (286,560)
      Proceeds from notes payable to related parties, net                   --                --            757,900
      Cash at acquisition                                                   --                --            200,612
                                                                  ------------       -----------       ------------
      Net cash provided by financing activities                     16,862,331         2,082,185         43,492,419
                                                                  ------------       -----------       ------------
Net increase (decrease) in cash and cash
         equivalents                                                 2,994,539        (5,159,716)         4,091,880

      Cash and cash equivalents, beginning of period                 1,097,341         6,063,347                 --
                                                                  ------------       -----------       ------------

      Cash and cash equivalents, end of period                    $  4,091,880       $   903,631       $  4,091,880
                                                                  ============       ===========       ============

SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
      Conversion of preferred stock into shares
        of common stock                                           $  1,368,037       $        --       $  1,368,037
                                                                  ============       ===========       ============
      Issuance of stock options and warrants
          for services                                            $    362,690       $   234,323       $  1,053,904
                                                                  ============       ===========       ============
      Issuance of warrants in connection with
        equity and debt financings                                $    344,610       $        --       $    389,610
                                                                  ============       ===========       ============
      Dividends on preferred stock payable in
        shares of common stock                                    $    115,020       $        --       $    115,020
                                                                  ============       ===========       ============
      Conversion of other accrued liabilities to
        shares of  common stock                                   $         --       $        --       $     52,104
                                                                  ============       ===========       ============
      Conversion of accrued payroll into shares
        of common stock                                           $         --       $        --       $  1,141,838
                                                                  ============       ===========       ============
      Conversion of notes payable to related
        parties into shares of common stock                       $         --       $        --       $    500,000
                                                                  ============       ===========       ============
      Conversion of accrued interest into notes
        payable to related parties                                $         --       $        --       $    300,404
                                                                  ============       ===========       ============
      Conversion of Revenue Participation
        Units into shares of common stock                         $         --       $        --       $    676,000
                                                                  ============       ===========       ============


                   The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)

1.       ORGANIZATION AND NATURE OF BUSINESS

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 1999, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

         NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." and in June 1997, the Company was reincorporated in the state of Delaware. The Company has two wholly-owned subsidiaries, Advanced ImmunoTherapeutics, Inc., incorporated in California in June 1987, and NeoTherapeutics, GmbH, incorporated in Switzerland in April 1997. On October 1, 1999, the Company created a third majority-owned subsidiary corporation, NeoGene Technologies, Inc., which was established to provide administrative and financial support for a joint venture with The University of California, Irvine. All references to the "Company" hereinafter refer to NeoTherapeutics, Inc. and its wholly and majority-owned subsidiaries as a consolidated entity.

         The Company is a development-stage biopharmaceutical enterprise engaged in the discovery and development of novel therapeutic drugs intended to treat neurodegenerative diseases and conditions such as memory deficits associated with Alzheimer's disease and dementia, stroke, spinal cord injuries, Parkinson's disease, migraine, depression and obesity. The accompanying condensed consolidated financial statements include the results of the Company and its wholly and majority-owned subsidiaries.

         The Company believes that its existing capital resources will be adequate to fund its capital needs for at least 8 months. The Company also believes that it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. In order for the Company to continue to operate through the end of the year 2000, it will need to raise additional funds. While the Company intends to pursue the raising of such funds, there can be no assurance that the Company will be successful in these efforts.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       COMMITMENTS AND CONTINGENCIES

         Research and Fellowship Grants

         The Company periodically makes non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of September 30, 1999, the Company has future commitments through 2000 of approximately $533,000 for such grants and fellowships. Grant expense for the nine-month periods ended September 30, 1999 and 1998, amounted to approximately $445,000 and $373,000, respectively.

         Joint Venture Agreement with The University of California, Irvine

         On September 12, 1999, the Company entered into a joint venture agreement with The University of California, Irvine. The joint venture involves the research and administrative support and commercialization (if applicable) of functional genomics technology developed by science personnel associated with the University. The Company has committed under the agreement to pay the University $2 million over a three-year period. However, the agreement is cancellable by either party after ninety days notice. A new 90% owned subsidiary, NeoGene Technologies, Inc., was formed on October 1, 1999 to implement this joint venture.

3.       STOCKHOLDERS' EQUITY

         Common Stock

         On July 30, 1999, pursuant to a registration statement filed with the Securities and Exchange Commission on June 3, 1999, as amended, the Company sold 1,150,000 shares of common stock to the public, including the underwriters'15% overallotment, at a price of $9.375 per share, before deducting underwriters' discounts and commissions. The Company realized proceeds of approximately $9,545,000 from this offering, before deducting certain expenses of the offering aggregating approximately $858,000.

         Preferred Stock

         On June 18, 1999, holders of the Company's preferred stock exercised their conversion privilege and exchanged 80 shares of preferred stock for 68,434 shares of common stock at the conversion price of $11.69 per share. On July 13, 1999, holders of the Company's preferred stock exercised their conversion privilege and exchanged 70 shares of preferred stock for 54,390 shares of common stock at the conversion price of $12.875 per share.

4.       STOCK OPTIONS

        Stock option activity during the nine month period ended September 30, 1999 are as follows:

                                                                  Option
                                                 Shares            Price
                                                ---------      --------------
        Outstanding at January 1, 1999            853,873      $0.025-$12.875
        Granted                                   320,000       10.25-13.00
        Exercised                                  (1,900)       4.50-8.875
        Forfeited                                  (5,800)      7.625-8.875
                                                ---------
        Outstanding at September 30, 1999       1,166,173      $0.025-$13.00
                                                =========      ==============

         During the nine month periods ended September 30, 1999 and 1998, the Company recognized compensation expense for vested consultants options pursuant to SFAS 123 aggregating $362,690 and $234,323, respectively. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

5.       EQUITY TRANSACTIONS SUBSEQUENT TO SEPTEMBER 30, 1999

         On October 15, 1999, the Company filed a Registration Statement on Form S-1 to register 925,000 shares of its common stock under the $15 million Equity Line of Credit Agreement entered into with a private investor in 1998. The Registration Statement was declared effective by the Securities and Exchange Commission on November 10, 1999. To date, the Company has drawn $4.5 million and has issued 615,868 shares of stock under the Agreement. The additional shares are being registered to enable the Company, at its sole option, to draw up to $10.5 million through February 2001, the expiration date of the Agreement. The terms and conditions of the original Agreement remain unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Factors Affecting Future Operating Results," as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under Item 1, "Description of Business - Risk Factors," and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 15, 1999, as amended, under "Risk Factors."

RESULTS OF OPERATIONS

Overview:

         From the inception of the Company in 1987 through September 30, 1999, the Company incurred a cumulative net loss of approximately $37.6 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations, unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is seeking currently.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998:

         There were no revenues during the three months ended September 30, 1999 or the three months ended September 30, 1998.

         Research and development expenses for the three months ended September 30, 1999 increased approximately $2,553,000 or 113% over the same period in 1998. Current period increases were due primarily to costs and expenses associated with the conduct of clinical and preclinical trials as the Company continued the acceleration of its program to commercialize its lead compound, NEOTROFIN(TM). These costs and expenses were attributable primarily to increases in the number and duration of outside clinical and preclinical trials, as well as the costs of manufacturing and formulation by the Company's contract manufacturer of NEOTROFIN(TM) and other compounds used in the Company's research and testing programs. In the same period in 1998, the Company had not yet commenced any of its major long-term clinical and preclinical trials. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities.

         General and administrative expenses decreased approximately $111,000 or 15% from the same period in 1998. The reduction is due primarily to consulting fees and stock based compensation and relocation costs in the previous period which were not incurred in the current period. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income increased by approximately $113,000 due to the increase of invested funds from the July 1999 equity financing and decreased interest expense on borrowings. The Company expects its net interest income to decrease in the next quarter due to use of its invested funds in operations.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998:

         There were no revenues during the nine months ended September 30, 1999 or the nine months ended September 30, 1998.

         Research and development expenses for the nine months ended September 30, 1999 increased approximately $5,444,000 or 92% over the same period in 1998. Current period increases were due primarily to costs and expenses associated with the conduct of clinical and preclinical trials as the Company continued the acceleration of its program to commercialize its lead compound, NEOTROFIN(TM). These costs and expenses were attributable primarily to increases in the number and duration of outside clinical and preclinical trials, as well as the costs of manufacturing and formulation by the Company's contract manufacturer of NEOTROFIN(TM) and other compounds used in the Company's research and testing programs. In the same period in 1998, the Company had not yet commenced any of its major long-term clinical and preclinical trials. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities.

         General and administrative expenses increased approximately $236,000 or 11% from the same period in 1998 due primarily to professional fees, investor and public relations fees, travel and printing costs. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income decreased by approximately $54,000 due to the use of invested funds in operations and increased interest expense on higher levels of borrowings for the periods. The Company expects its net interest income to decrease over the next quarter due to the use of its invested financing in operations partially offset by lower interest expense as a result of the reduction of debt levels due to principal repayments on its outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through September 30, 1999, the Company financed its operations primarily through government grants, sales of equity securities, borrowings and deferred payment of salaries and other expenses due to related parties. During September and October 1996, the Company effected the public sale of a total of 2,700,000 units of its common stock and attached warrants to the public. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The aggregate net proceeds of this offering amounted to approximately $18.2 million.

         In March 1998, the Company entered into an Equity Line Agreement with a private investor which allows the Company, in its sole discretion and subject to certain restrictions, to sell ("put") to the investor, through February 2001, up to $15 million of the Company's common stock. Through September 30, 1999, the Company has put to the investor 615,868 shares of its common stock and realized gross proceeds of $4.5 million. As of September 30, 1999, $10.5 million remains available under the Equity Line Agreement.

         On January 29, 1999, the Company sold a total of $4.0 million of 5% Series A preferred stock with Conversion Features to two private investors. A second tranche of $2.0 million, which was available to the Company at its option, expired on September 16, 1999. The initial tranche of $4.0 million is convertible into common stock at the lesser of the fixed price of $13.06 per share or at a variable rate of 101% of the average market price for the ten lowest of the thirty trading days immediately preceding the conversion date. On June 18, 1999, the holders of the preferred shares exercised their conversion rights and exchanged 80 preferred shares for 68,434 shares of common stock. On July 13, 1999, 70 preferred shares were converted into 54,390 shares of common stock. Dividends on the preferred stock are payable in cash or in common stock, at the option of the Company, at the annual rate of 5%, except that dividends accrued on shares converted into common stock are payable in cash at the time of conversion. At September 30, 1999, accrued dividends amounted to $83,634. Additional features of the preferred stock issue include, among other things, a redemption feature at the Company's option if the common stock trades below or above a specified price per share.

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

         On July 30, 1999, pursuant to a registration statement filed with the Securities and Exchange Commission on June 3, 1999, as amended, the Company sold 1,150,000 shares of common stock to the public, including the underwriters'15% overallotment, at a price of $9.375 per share, before deducting underwriters' discounts and commissions. The Company realized proceeds of approximately $9,545,000 from this offering, before deducting certain expenses of the offering aggregating approximately $858,000.

         At September 30, 1999, working capital amounted to approximately $4.5 million. This amount included cash and cash equivalents of approximately $4.1 million, marketable securities and short-term investments of approximately $2.8 million and an advance deposit to a clinical trial vendor of $1.0 million. In comparison, at December 31, 1998, the Company had working capital of approximately $1.0 million, which included cash and cash equivalents of approximately $1.1 million and short-term investments of approximately $1.8 million. The $3.5 million increase in working capital during the nine months is attributable primarily to the sale of $4.0 million of preferred stock, the sale of $4.0 million of common stock in a private placement, the sale of $1.0 million of common stock to a private investor under the Company's Line of Equity Agreement and the sale of $9.5 million of common stock in a secondary public offering. These increases were offset by (i) the operating loss for the period,
(ii) laboratory equipment purchases, (iii) advance deposit to clinical trial vendor, and (iv) long-term debt repayment.

         The Company is funding a major clinical trial involving approximately 400 patients which is being conducted by an independent contract research organization in three foreign countries. The agreement with the contract research organization, which is cancelable by either party on thirty days notice, is expected to be completed by December 1999. The Company expects to spend between $4.0 and $5.0 million on this clinical trial, of which approximately $3.7 had been expended through September 30, 1999. The Company is also funding an additional clinical trial to take place in the United States using the same independent research organization. This additional trial which commenced in September 1999, and also involves the testing of approximately 400 patients, is expected to cost the Company approximately $8.0 million, of which approximately $1.8 million has been expended through September 30, 1999. This clinical trial is expected to be completed in the second quarter of 2000.

         The Company is considering the initiation of a third major clinical trial for the purpose of enabling the Company to obtain European market approval and has advanced $1.0 million through September 30, 1999 to the clinical trial vendor who will conduct this trial. This trial, should it commence, is expected to cost the Company approximately $11.5 million.

         As of September 30, 1999, the Company had committed, on a non-binding basis, to provide approximately $533,000 through December 2000 for scientific research grants and fellowships to various universities and not-for-profit research organizations and $2 million over three years to The University of California, Irvine, pursuant to its joint venture agreement with the University.

         The Company is in the development stage, devoting substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $37.6 million through September 30, 1999, and expects to incur substantial losses over the next several years. In addition to the funds derived from its initial public offering and subsequent private and public equity offerings, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least 8 months, the Company will require substantial additional funds in order to complete the research and development activities currently in process or contemplated and to commercialize its proposed products. In order for the Company to continue to operate through the end of the year 2000, it will need to raise additional funds. While the Company intends to pursue the raising of such funds, there can be no assurance that the Company will be successful in these efforts.

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

          Based on currently available information, the Company believes that the impact of the Year 2000 Issue, as it relates to its IT Systems, Facilities Systems, Equipment and third parties, will not be material. In the event the Company were to fail to implement successfully the Year 2000 Issues with respect to its internal systems in a timely manner, the Company believes that while such events would be disruptive to the Company's operations in the short term, such circumstances would not have a material adverse effect on the business, financial condition and results of operations of the Company over the long term. However, failure of the major third parties, in particular the financial institutions with which the Company has significant banking and investment management relationships, the Company's third party manufacturers or its utility suppliers, to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations or business prospects.

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

         The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least the next eight months. However, if the Company experiences unanticipated cash requirements during the interim period or fails to obtain sufficient funding under its Equity Line Agreement, the Company could require additional funds sooner. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

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

         The above factors are not intended to be inclusive. A more comprehensive list of factors which could affect the Company's future operating results can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, in Item 1, "Description of Business - Risk Factors," and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 15, 1999, as amended, under "Risk Factors." Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

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

                                       NEOTHERAPEUTICS, INC.



Date:  November 15, 1999               By: /s/ Samuel Gulko
                                           -------------------------------------
                                           Samuel Gulko, Chief Financial Officer
                                           (Principal Accounting and Financial
                                            Officer)

                                  EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------
  27              Financial Data Schedule