Form 10-Q
period 2000-03-31
NEOTHERAPEUTICS INC
filed 2000-05-15
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:


                   Class                   Outstanding at May 8, 2000
         ---------------------------       --------------------------
        Common Stock, $.001 par value              10,065,653

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)


                                TABLE OF CONTENTS


                                                                                                Page No.
                                                                                                --------
PART 1.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
             Statement regarding financial information.........................................    3

             Condensed Consolidated Balance Sheets as of March 31, 2000 and
                 December 31, 1999.............................................................    4

             Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 and for the period from
                 inception (June 15, 1987) to March 31, 2000...................................    5

             Condensed Consolidated Statements of Cash Flows for the three months ended
                 March 31, 2000 and 1999 and for the period from inception (June 15,
                 1987) to March 31, 2000.......................................................    6

             Notes to Condensed Consolidated Financial Statements..............................    8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL POSITION ...........................................................   11

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.......................................................................   14

PART II.     OTHER INFORMATION.................................................................   15

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................   15

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..................................................   16

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

STATEMENT REGARDING FINANCIAL INFORMATION

        The financial statements included herein have been prepared by NeoTherapeutics, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that you read the financial statements included herein in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999


                                                              March 31,     December 31,
                                                                2000            1999
                                                            ------------    ------------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                               $  6,893,842    $  6,726,220
    Marketable securities and short-term investments           3,061,176       2,955,212
    Other receivables, principally investment interest           144,939         148,034
    Prepaid expenses and refundable deposits                     123,049         130,202
                                                            ------------    ------------
        Total current assets                                  10,223,006       9,959,668
                                                            ------------    ------------

PROPERTY AND EQUIPMENT, at cost:
    Equipment                                                  2,707,556       2,607,741
    Leasehold improvements                                     1,814,167       1,814,167
    Accumulated depreciation and amortization                 (1,400,508)     (1,261,220)
                                                            ------------    ------------
        Property and equipment, net                            3,121,215       3,160,688
                                                            ------------    ------------

PREPAID EXPENSES AND DEPOSITS                                     53,542          53,641
                                                            ------------    ------------

                                                            $ 13,397,763    $ 13,173,997
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                   $  3,727,513    $  3,613,680
    Accrued payroll and related taxes                            114,573         111,822
    Note payable to related party                                558,304         558,304
    Current portion of long-term debt                            450,459         472,938
                                                            ------------    ------------
        Total current liabilities                              4,850,849       4,756,744

LONG-TERM DEBT, net of current portion                           536,203         637,308
DEFERRED RENT                                                     77,973          75,121
                                                            ------------    ------------
        Total liabilities                                      5,465,025       5,469,173
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.001 per share,
      5,000,000 shares authorized:
        Issued and outstanding, none at March 31, 2000
          and December 31, 1999                                        -               -
    Common stock, par value $0.001 per share,
      25,000,000 shares authorized:
        Issued and outstanding, 9,535,653 and
          8,778,370 shares at March 31, 2000 and
          December 31, 1999, respectively                     67,704,476      58,139,327
    Unrealized (losses) on available-for-sale securities         (44,213)        (38,572)
    Deficit accumulated during the development stage         (59,727,525)    (50,395,931)
                                                            ------------    ------------
        Total stockholders' equity                             7,932,738       7,704,824
                                                            ------------    ------------
                                                            $ 13,397,763    $ 13,173,997
                                                            ============    ============


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                        AND 1999 AND FOR THE PERIOD FROM
                   INCEPTION (JUNE 15, 1987) TO MARCH 31, 2000


                                        Three Months     Three Months    Inception
                                            Ended           Ended          Through
                                          March 31,       March 31,       March 31,
                                            2000            1999            2000
                                        ------------    ------------    ------------
                                        (Unaudited)      (Unaudited)    (Unaudited)
REVENUES, from grants                   $          -    $          -    $    497,128
                                        ------------    ------------    ------------

OPERATING EXPENSES:
   Research and development                8,500,203       3,307,432      44,574,991
   General and administrative                955,002       1,096,435      13,313,333
   Settlement of litigation                        -               -       2,458,359
                                        ------------    ------------    ------------

                                           9,455,205       4,403,867      60,346,683
                                        ------------    ------------    ------------

         LOSS FROM OPERATIONS             (9,455,205)     (4,403,867)    (59,849,555)
                                        ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income (expense), net            123,120         (14,731)        643,623
   Other income                                  491               -          63,653
                                        ------------    ------------    ------------

         Total other income (expense)        123,611         (14,731)        707,276
                                        ------------    ------------    ------------

         NET LOSS                       $ (9,331,594)   $ (4,418,598)   $(59,142,279)
                                        ============    ============    ============

BASIC AND DILUTED LOSS
   PER SHARE                            $      (1.02)   $      (0.71)
                                        ============    ============

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                             9,135,488       6,204,149
                                        ============    ============


  The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
       AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO MARCH 31, 2000


                                                            Three Months       Three Months        Inception
                                                               Ended              Ended             Through
                                                              March 31,          March 31,          March 31,
                                                                2000               1999               2000
                                                            ------------       ------------       ------------
                                                             (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                $ (9,331,594)      $ (4,418,598)      $(59,142,279)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and amortization                               139,388            122,425          1,525,165
     Compensation expense arising from
       the grant of warrants and stock
       options                                                    25,279            207,358          1,110,244
     Issuance of common stock in
       settlement of litigation                                        -                  -          2,458,359
     Amortization of deferred
       compensation                                                    -                  -             93,749
     Increase in deferred rent                                     2,853              7,203             77,973
     Compensation expense for extension of
       Debt Conversion Agreements, net                                 -                  -            503,147
     Gain on sale of assets                                            -                  -             (5,299)
     Decrease (increase) in other
       receivables                                                 3,095            (41,610)          (144,693)
     Decrease (increase) in prepaid
       expenses, deferred charges and
       refundable deposits                                         7,153            288,394            (80,756)
     Increase in accounts payable and
       accrued expenses                                          113,833            209,441          3,887,613
     Increase in accrued payroll and
       related taxes                                               2,749              6,740            753,265
     Decrease in employee expense
       reimbursement and accrued interest
       to related parties                                              -                  -            300,404
                                                            ------------       ------------       ------------

     Net cash used in operating
       activities                                             (9,037,244)        (3,618,647)       (48,663,108)
                                                            ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (99,815)          (210,832)        (4,602,026)
     Purchases of marketable securities and short-term
        investments, net                                        (105,964)        (1,322,135)        (3,061,176)
     Unrealized loss on available-for-sale securities             (5,641)           (18,864)           (44,213)
     Payment of organization costs                                     -                  -            (66,093)
     Proceeds from sale of equipment                                   -                  -             29,665
     Issuance of notes receivable                                      -                  -            100,000
                                                            ------------       ------------       ------------

     Net cash used in investing
          activities                                            (211,420)        (1,551,831)        (7,643,843)
                                                            ------------       ------------       ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                 Three Months        Three Months        Inception
                                                                     Ended              Ended             Through
                                                                    March 31,          March 31,          March 31,
                                                                      2000               1999               2000
                                                                  ------------       ------------       ------------
                                                                   (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance including Revenue
        Participation Units converted to common stock                9,426,171            949,387         57,144,288
     Proceeds from preferred stock issuance, net
        of offering costs                                                    -          3,633,221          3,608,788
     Proceeds from exercise of stock options
       and warrants                                                     52,139                  -            863,788
     Proceeds from long-term debt                                            -             33,786          1,862,958
     Repayment of long-term debt                                      (123,584)          (144,857)          (876,295)
     Repayment (issuance) of notes from
        officers and directors for exercise of stock options            61,560                  -           (225,000)
     Dividends paid to preferred stockholders                                -                  -           (136,246)
     Proceeds from notes payable to related
        parties, net                                                         -                  -            757,900
     Cash at acquisition                                                     -                  -            200,612
                                                                  ------------       ------------       ------------

     Net cash provided by financing
        activities                                                   9,416,286          4,471,537         63,200,793
                                                                  ------------       ------------       ------------
     Net (decrease) increase in cash and
        cash equivalents                                               167,622           (698,941)         6,893,842

     Cash and cash equivalents,
        beginning of period                                          6,726,220          1,097,341                  -
                                                                  ------------       ------------       ------------

     Cash and cash equivalents, end of period                     $  6,893,842       $    398,400       $  6,893,842
                                                                  ============       ============       ============

SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Conversion of accrued payroll into shares
       of common stock                                            $          -       $          -       $  1,141,838
                                                                  ============       ============       ============
     Conversion of notes payable to related
       parties into shares of common stock                        $          -       $          -       $    500,000
                                                                  ============       ============       ============
     Conversion of accrued interest into notes
       payable to related parties                                 $          -       $          -       $    300,404
                                                                  ============       ============       ============
     Conversion of preferred stock into shares
       of common stock                                            $          -       $          -       $  3,608,788
                                                                  ============       ============       ============
     Conversion of Revenue Participation
       Units into shares of common stock                          $          -       $          -       $    676,000
                                                                  ============       ============       ============
     Issuance of stock options and warrants
       for services                                               $     12,183       $    207,358       $  1,097,148
                                                                  ============       ============       ============
     Issuance of common stock and warrants
       in connection with settlement of litigation                $          -       $          -       $  2,458,359
                                                                  ============       ============       ============
     Issuance of warrants in connection with
       equity and debt financings                                 $          -       $    344,610       $    389,610
                                                                  ============       ============       ============
     Conversion of other accrued liabilities to
       shares of common stock                                     $          -       $          -       $     52,104
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

                                 MARCH 31, 2000
                                   (Unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 2000, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

        NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." and in June 1997, the Company was reincorporated in the state of Delaware. The Company has three subsidiaries, Advanced ImmunoTherapeutics, Inc., incorporated in California in June 1987, NeoTherapeutics, GmbH, incorporated in Switzerland in April 1997 and NeoGene Technologies, Inc., incorporated in California in October 1999. All references to the "Company" hereinafter refer to NeoTherapeutics, Inc. and its subsidiaries as a consolidated entity.

        The Company is a development-stage biopharmaceutical company engaged in the discovery and development of novel therapeutic drugs intended to treat neurological and psychiatric diseases and conditions such as memory deficits associated with Alzheimer's disease, aging, stroke, spinal cord injuries, Parkinson's disease, migraine, depression and obesity. The accompanying condensed consolidated financial statements include the results of the Company and its subsidiaries.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.      COMMITMENTS AND CONTINGENCIES

        Research and Fellowship Grants:

        The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of March 31, 2000, the Company had committed to pay, through April 2002, approximately $1,096,600 for such grants and fellowships. Grant expense for the three-month periods ended March 31, 2000 and 1999, amounted to $260,300 and $83,000, respectively.

        Major Clinical Trials:

        The Company has entered into agreements with a contract research organization and a University to conduct multiple clinical trials in a number of countries involving approximately 2,500 patients. The agreements, all of which are cancelable by either party upon thirty days notice, are expected to result in aggregate future expenditures ranging from $29 to $35 million through June 2001. The costs of these clinical trials which were incurred and charged to operations for the three months ended March 31, 2000 and 1999 were approximately $6.7 million and $1.5 million, respectively.

3.      STOCKHOLDERS' EQUITY

        Common Stock:

        During the quarter ended March 31, 2000, the Company sold to a private investor, pursuant to its existing Equity Line Agreement, an aggregate of 186,961 shares of common stock for cash proceeds of $2.0 million. At March 31 and May 8, 2000, $7.5 million remains available under the agreement.

        On February 25, 2000 the Company sold to two private investors 520,324 shares of common stock for $8.0 million. The investors also received five-year warrants to purchase 104,000 shares of common stock at an exercise price of $21.00 per share.

        On March 2, 2000 the Company issued to the two private investors who financed a $10 million sale of stock in November 1999, an aggregate of 43,383 additional shares of common stock pursuant to a reset provision in a warrant issued at the November 1999 closing. Since the reset option was included in the November 1999 sale of securities, the issuance of shares pursuant to the reset option for no additional consideration had no net impact on common stock during the quarter. The investors waived a second reset as consideration for entering into a new financing which closed on April 6, 2000.

        During the quarter ended March 31, 2000, the Company issued (i) 4,490 shares of its common stock pursuant to the exercise of a like amount of public warrants at $11.40 per share, for aggregate consideration of $51,186; and (ii) 2,000 shares of common stock to two consultants in exchange for their services.

4.      STOCK OPTIONS

        During the three month period ended March 31, 2000, there were no new stock options granted. Options were exercised for 125 shares of common stock at $7.625 per share and none were forfeited. Stock options to purchase 1,389,248 shares of common stock remained outstanding at March 31, 2000 at exercise prices ranging from $0.025 to $13.00 per share.

5.      EQUITY TRANSACTIONS SUBSEQUENT TO MARCH 31, 2000

        On April 6, 2000, the Company entered into a financing transaction with two private investors who have invested previously in the Company. The transaction consists of (a) $10 million in 5% subordinated convertible debentures due April 6, 2005, (b) redeemable warrants to purchase up to 4 million shares of common stock over a two-year period (the "B" warrants) and (c) five-year warrants to purchase from 115,000 up to 265,000 shares of the Company's common stock at an exercise price of $19.672 per share. The "B" warrants can be redeemed in part by the Company as frequently as several times per week and when called for redemption can be exercised by the investors at 97% of the per share closing market price (i.e., a discount of 3%), and are exercisable at the sole option of the investors at the price of $33.75 per share. The number of "B" warrants that are exercisable at each redemption are subject to average daily volume restrictions. To the extent the "B" warrants have not been exercised, the investors have agreed to fund two additional tranches of $10 million each of 5% subordinated convertible debentures, subject to certain restrictions, including the following:

        - The investors will limit their investment to 10% of the Company's market capitalization at the time of each tranche, such investment not to exceed $10 million;

        - The shares underlying the April 6, 2000 transaction and the additional tranches must be successfully registered with the SEC; and

        - The Company must maintain the continued listing requirements of the Nasdaq Stock Market.

        In the event any of these conditions cannot be met and the additional tranches (or other financing alternatives) are not available, the Company may be required to scale-back or cancel certain of its clinical development activities.

        The debentures are convertible into common stock at $20.25 per share for the first 90 days after the closing. Thereafter, they are convertible at the lesser of $20.25 per share or 101% of the market price of the common stock as determined under the agreement. The two additional tranches of convertible debentures of up to $10 million each, 5 and 10 months after the closing, are at the option of either the Company or the investor. If the Company exercises the option, the two tranches are under similar terms and conditions as the initial tranche. If the investor exercises the option, the convertible debentures in each of the two tranches will be issued at the fixed conversion price of $20 per share. The amount available under the two additional tranches will be reduced pro-rata to the extent that the investors have exercised or the Company has redeemed the "B" warrants to purchase common stock.

        On May 1, 2000 the Company completed a private placement of 500,000 shares of common stock for $7.0 million cash. The investor, a major Canadian financial institution, also received five-year warrants to purchase 125,000 shares of common stock at $17.50 per share.

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

RESULTS OF OPERATIONS

Overview:

        From the inception of the Company in 1987 through March 31, 2000, the Company incurred a cumulative net loss of approximately $59.1 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999:

        There were no revenues during the three months ended March 31, 2000 or the three months ended March 31, 1999.

        Research and development expenses for the three months ended March 31, 2000 increased approximately $5,193,000 or 157% over the same period in 1999. Current period increases were due primarily to costs and expenses associated with the conduct of clinical and preclinical trials as the Company continued the acceleration of its program to commercialize its lead compound, NEOTROFIN(TM). These costs and expenses, all of which were conducted by outside organizations, were attributable primarily to increases in the number and duration of outside clinical and preclinical trials, and were partially offset by lower quantity requirements for manufacturing and formulation by the Company's contract manufacturer of NEOTROFIN(TM) and other compounds used in the Company's research and testing programs. Internally, research and development expenses increased in the categories of salaries, due to additional personnel and salary increases, research grants and seminars. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities.

        General and administrative expenses decreased approximately $141,000 or 13% from the same period in 1999 due primarily to the reduction of investor relations, legal and other professional fees which were partially offset by increases in salaries due to increases in personnel and salary increases. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market. Net interest income increased by approximately $138,000 due to interest earnings from higher cash balances resulting from the investments of unallocated proceeds from recent equity financings. The Company expects its interest income to decrease in future periods due to the use of its funds in current operations, unless offset by revenues or additional equity financings.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through March 31, 2000, the Company financed its operations primarily through sales of equity securities. The Company has also financed its operations through government grants, borrowings and deferred payment of salaries and other expenses due to related parties.

        In March 1998, the Company entered into an Equity Line Agreement with a private investor which allows the Company, in its sole discretion and subject to certain restrictions, to sell ("put") to the investor, through February 2001, up to $15 million of its common stock. Through March 31, 2000, the Company has put to the investor 904,403 shares of its common stock and realized gross proceeds of $7.5 million. As of March 31, 2000, $7.5 million remains available under the Equity Line Agreement.

        On February 25, 2000, the Company sold to two private investors 520,324 shares of common stock for $8.0 million. The investors also received five-year warrants to purchase 104,000 shares of common stock at an exercise price of $21.00 per share.

        At March 31, 2000, working capital amounted to approximately $5.4 million. This amount included cash and cash equivalents of approximately $6.9 million and marketable securities and short-term investments of approximately $3.1 million. In comparison, at December 31, 1999, the Company had working capital of approximately $5.2 million, which included cash and cash equivalents of approximately $6.7 million and short-term investments of approximately $3.0 million. The $200,000 increase in working capital during the three months is attributable primarily to the sale of $9.4 million of common stock to private investors plus proceeds from exercise of stock options, offset by (i) the operating loss for the period, (ii) purchases of property and equipment and
(iii) long-term debt repayment.

        The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of March 31, 2000, the Company had committed to pay, through April 2002, approximately $1.1 million for such grants and fellowships.

        The Company has entered into agreements with a contract research organization and a University to conduct multiple clinical trials in a number of countries involving approximately 2,500 patients. The agreements, all of which are cancelable by either party upon thirty days notice, are expected to result in aggregate future expenditures ranging from $29 million to $35 million through June 2001.

        On April 6, 2000, the Company entered into a financing transaction with two private investors and received on that date $10 million cash from the sale of convertible debentures and warrants, representing the initial segment of the transaction. Subject to certain conditions, other elements of this transaction will provide a minimum of an additional $20 million cash over a ten-month period,. On May 1, 2000, the Company completed a private placement of 500,000 shares of common stock for $7 million cash.

        The Company is in the development stage and devotes substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $59.1 million through March 31, 2000, and expects to incur substantial losses over the next several years. In addition to the funds derived from its initial public offering and subsequent private placement equity offerings, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within the Company's control. While the Company believes that its existing capital resources, including the financings subsequent to March 31, 2000, will be adequate to fund its capital needs for at least 12 months, the Company also believes that it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

        The Company faces numerous other risks in the operation of its business, including, but not limited to, protecting its proprietary technology and trade secrets and not infringing on those of others; attaining a competitive advantage; entering into agreements with others to source, manufacture, market and sell its products; attracting and retaining key personnel in research and development, manufacturing, marketing, sales and other operational areas; managing growth, if any; and avoiding potential claims by others in such areas as product liability and environmental matters.

        The above factors are not intended to be inclusive. A more comprehensive list of factors which could affect the Company's future operating results can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, in "Item 1. Description of Business" under the caption "Risk Factors." Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

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

        2. Brighton Capital, Ltd, ("Brighton") acted as a finder with respect to the negotiation and execution of the agreement described above. As consideration for the services provided by Brighton in connection with the Agreement, the Company paid Brighton a cash commission of $400,000, representing 5% of the gross sale proceeds realized from sale of the preferred stock, plus warrants to purchase 40,000 shares of common stock at $15.00 per share. The warrants are exercisable over a five-year period and may be called by the Company if the market value of the common stock equals or exceeds $30.00 for any 10 consecutive days during the exercise period.

        3. During the quarter ended March 31, 2000, the Company made two sales of common stock to Kingsbridge Capital Limited pursuant to the Equity Line Agreement entered into between the Company and Kingsbridge on March 27, 1998. The sales occurred on January 10, 2000, and February 3, 2000, whereby the Company issued to Kingsbridge 93,721 shares and 93,240 shares and realized proceeds of $1.0 million from each of the sales.

Equity Transactions Subsequent to March 31, 2000:

        The Company entered into two financing transactions subsequent to March 31, 2000. On April 6, 2000, the Company entered into a convertible debenture and warrant financing transaction with two investors and received an initial amount of $10 million cash. On May 1, 2000, the Company completed a private placement of 500,000 shares of common stock for $7 million cash plus warrants. See Note 5 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q, incorporated herein by reference.

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

                                 NEOTHERAPEUTICS, INC.



Date:  May 15, 2000              By:         /s/Samuel Gulko
                                    --------------------------------------------
                                      Samuel Gulko, Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                              Description
------                              -----------
   27      Financial Data Schedule