Form 10-Q
period 2000-06-30
NEOTHERAPEUTICS INC
filed 2000-08-14
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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
                             Yes  X    No
                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                     Class                     Outstanding at August 8, 2000
          -----------------------------        -----------------------------
          Common Stock, $.001 par value                  10,236,053

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)


                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS
                Statement Regarding Financial Information..............................................       3

                Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
                    December 31, 1999 .................................................................       4

                Condensed Consolidated Statements of Operations for the three months ended June 30,
                    2000 and 1999 (unaudited)..........................................................       5

                Condensed Consolidated Statements of Operations for the six months ended June 30,
                    2000 and 1999 and for the period from inception (June 15, 1987) to June 30, 2000
                    (unaudited).......................................................................        6

                Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
                    2000 and 1999 and for the period from inception (June 15, 1987) to June 30,
                    2000 (unaudited)...................................................................       7

                Notes to Condensed Consolidated Financial Statements...................................       9

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION...      12

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK............................................................................      16

PART II.        OTHER INFORMATION......................................................................      17

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................      17

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................      17

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.......................................................      19

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                          June 30,          December 31,
ASSETS                                                                      2000                1999
                                                                         ------------       ------------
CURRENT ASSETS:                                                         (Unaudited)
     Cash and cash equivalents                                           $ 11,971,927       $  6,726,220
     Marketable securities and short-term investments                       2,930,328          2,955,212
     Other receivables, principally investment interest                       324,893            148,034
     Prepaid expenses and refundable deposits                                  65,403            130,202
                                                                         ------------       ------------
         Total current assets                                              15,292,551          9,959,668
                                                                         ------------       ------------

PROPERTY AND EQUIPMENT, at cost:
     Equipment                                                              2,778,849          2,607,741
     Leasehold improvements                                                 1,842,537          1,814,167
     Accumulated depreciation and amortization                             (1,542,799)        (1,261,220)
                                                                         ------------       ------------
         Property and equipment, net                                        3,078,587          3,160,688
                                                                         ------------       ------------

OTHER ASSETS:
     Debt issuance costs, net                                                 582,863                 --
     Prepaid expenses and Deposits                                             53,442             53,641
                                                                         ------------       ------------
                                                                              636,305             53,641
                                                                         ------------       ------------

                                                                         $ 19,007,443       $ 13,173,997
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                               $  3,936,750       $  3,613,680
     Accrued payroll and related taxes                                        115,758            111,822
     Note payable to related party                                            431,381            558,304
     Current portion of long-term debt                                        430,177            472,938
                                                                         ------------       ------------
         Total current liabilities                                          4,914,066          4,756,744

OTHER LIABILITIES:
     Long-term debt, net of current portion                                   558,771            637,308
     Subordinated convertible debentures, net of
        original issue discount of $8,986,972                               1,013,028                 --
     Deferred rent                                                             80,826             75,121
                                                                         ------------       ------------
         Total liabilities                                                  6,566,691          5,469,173
                                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.001 per share,
        5,000,000 shares authorized, none issued and
        outstanding at June 30, 2000 and December 31, 1999                         --                 --
     Common stock, par value $0.001 per share,
        25,000,000 shares authorized:
         Issued and outstanding, 10,109,053 and 8,778,370 shares
               at June 30, 2000 and December 31, 1999, respectively        84,580,094         58,139,327
     Unrealized (losses) on available-for-sale securities                     (65,816)           (38,572)
     Deficit accumulated during the development stage                     (72,073,526)       (50,395,931)
                                                                         ------------       ------------
         Total stockholders' equity                                        12,440,752          7,704,824
                                                                         ------------       ------------

                                                                         $ 19,007,443       $ 13,173,997
                                                                         ============       ============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                             Three Months       Three Months
                                                Ended              Ended
                                               June 30,           June 30,
                                                 2000               1999
                                             ------------       ------------
                                             (Unaudited)        (Unaudited)
REVENUES                                     $         --       $        --
                                             ------------       -----------

OPERATING EXPENSES:
    Research and development                   10,206,868         3,257,756
    General and administrative                  1,180,291           748,208
                                             ------------       -----------

                                               11,387,159         4,005,964
                                             ------------       -----------

           LOSS FROM OPERATIONS               (11,387,159)       (4,005,964)
                                             ------------       -----------

OTHER INCOME (EXPENSE):
    Interest (expense), net                      (958,840)          (50,509)
                                             ------------       -----------

           Total other income (expense)          (958,840)          (50,509)
                                             ------------       -----------

           NET LOSS                          $(12,345,999)      $(4,056,473)
                                             ============       ===========

BASIC AND DILUTED LOSS
   PER SHARE                                 $      (1.29)      $     (0.63)
                                             ============       ===========

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                                  9,535,653         6,444,026
                                             ============       ===========


                   The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                        AND 1999 AND FOR THE PERIOD FROM
                   INCEPTION (JUNE 15, 1987) TO JUNE 30, 2000

                                              Six Months         Six Months         Inception
                                                Ended              Ended             Through
                                               June 30,           June 30,           June 30,
                                                 2000               1999               2000
                                             ------------       ------------       ------------
                                             (Unaudited)        (Unaudited)        (Unaudited)
REVENUES, from grants                        $         --       $         --       $    497,128
                                             ------------       ------------       ------------

OPERATING EXPENSES:
    Research and development                   18,707,071          6,565,188         54,781,859
    General and administrative                  2,135,293          1,844,643         14,493,624
    Settlement of litigation                           --                 --          2,458,359
                                             ------------       ------------       ------------

                                               20,842,364          8,409,831         71,733,842
                                             ------------       ------------       ------------

           LOSS FROM OPERATIONS               (20,842,364)        (8,409,831)       (71,236,714)
                                             ------------       ------------       ------------

OTHER INCOME (EXPENSE):
    Interest (expense), net                      (835,746)           (65,240)          (315,243)
    Other income                                      517                 --             63,679
                                             ------------       ------------       ------------

           Total other income (expense)          (835,229)           (65,240)          (251,564)
                                             ------------       ------------       ------------

           NET LOSS                          $(21,677,593)      $ (8,475,071)      $(71,488,278)
                                             ============       ============       ============

BASIC AND DILUTED LOSS
   PER SHARE                                 $      (2.50)      $      (1.40)
                                             ============       ============

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                                  8,656,752          6,036,187
                                             ============       ============


                   The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
       AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO JUNE 30, 2000

                                                           Six Months         Six Months        Inception
                                                              Ended             Ended            Through
                                                            June 30,           June 30,          June 30,
                                                              2000               1999              2000
                                                          ------------       -----------       ------------
                                                          (Unaudited)        (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                             $(21,677,593)      $(8,475,071)      $(71,488,279)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                            281,779           252,055          1,667,556
      Amortization of discount on convertible
        debentures and beneficial
        conversion feature                                   1,013,028                --          1,013,028
      Compensation expense arising from
        the grant of warrants and stock
        options                                                 25,279           332,143          1,110,244
      Issuance of common stock in
        settlement of litigation                                    --                --          2,458,359
      Amortization of deferred
        compensation                                                --                --             93,749
      Increase in deferred rent                                  5,706            14,406             80,826
      Compensation expense for extension of
        debt conversion agreements, net                             --                --            503,147
      Gain on sale of assets                                        --                --             (5,299)
      Increase in other receivables                           (176,858)          (10,085)          (324,646)
      Decrease (increase) in prepaid
        expenses, deferred charges and
        refundable deposits                                     64,799            19,421            (23,110)
      Increase in accounts payable and
        accrued expenses                                       323,070           436,866          4,096,850
      Increase in accrued payroll and
        related taxes                                            3,932            14,413            754,448
      Decrease in employee expense
        reimbursement and accrued
        interest to related parties                                 --                --            300,404
                                                          ------------       -----------       ------------

      Net cash used in operating
        activities                                         (20,136,858)       (7,415,852)       (59,762,723)
                                                          ------------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                     (199,478)         (313,825)        (4,701,689)
      Sales (purchases) of marketable securities and
        short-term investments, net                             24,884          (251,044)        (2,930,328)
      Unrealized (loss) gain on available-for-sale
        securities                                             (27,244)            2,497            (65,816)
      Payment of organization costs                                 --                --            (66,093)
      Proceeds from sale of equipment                               --                --             29,665
      Issuance of notes receivable                                  --                --            100,000
                                                          ------------       -----------       ------------

      Net cash used in investing
        activities                                            (201,838)         (562,372)        (7,634,261)
                                                          ------------       -----------       ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                    Six Months         Six Months        Inception
                                                                      Ended              Ended            Through
                                                                     June 30,           June 30,          June 30,
                                                                       2000               1999              2000
                                                                   ------------       -----------       ------------
                                                                   (Unaudited)        (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from common stock issuance including revenue
         participation units converted to common stock               16,301,038         4,933,369         64,019,155
      Proceeds from preferred stock issuance, net
         of offering costs                                                   --         3,614,504          3,608,788
      Proceeds from exercise of stock options
         and warrants                                                    52,889            91,905            864,538
      Proceeds from sale of convertible
         debentures, net of issuance costs                            9,417,138                --          9,417,138
      Proceeds from long-term debt                                           --            33,786          1,862,958
      Repayment of long-term debt                                      (121,299)         (258,239)          (874,009)
      Repayment (issuance) of notes from
         officers and directors for exercise of stock options            61,560                --           (225,000)
      Dividends paid to preferred stockholders                               --           (82,312)          (136,246)
      (Repayment) proceeds from notes payable to
         related parties, net                                          (126,923)               --            630,977
      Cash at acquisition                                                    --                --            200,612
                                                                   ------------       -----------       ------------

      Net cash provided by financing
         activities                                                  25,584,403         8,333,013         79,368,911
                                                                   ------------       -----------       ------------
      Net increase in cash and cash
         equivalents                                                  5,245,707           354,789         11,971,927

      Cash and cash equivalents,
         beginning of period                                          6,726,220         1,097,341                 --
                                                                   ------------       -----------       ------------

      Cash and cash equivalents, end of
         period                                                    $ 11,971,927       $ 1,452,130       $ 11,971,927
                                                                   ============       ===========       ============

SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
      Issuance of warrants in connection with
         equity and debt financings                                $  1,013,028       $   344,610       $  1,402,638
                                                                   ============       ===========       ============
      Conversion of accrued payroll into shares
         of common stock                                           $         --       $        --       $  1,141,838
                                                                   ============       ===========       ============
      Conversion of notes payable to related
         parties into shares of common stock                       $         --       $        --       $    500,000
                                                                   ============       ===========       ============
      Conversion of accrued interest into notes
         payable to related parties                                $         --       $        --       $    300,404
                                                                   ============       ===========       ============
      Conversion of preferred stock into shares
         of common stock                                           $         --       $   722,900       $  3,608,788
                                                                   ============       ===========       ============
      Conversion of revenue participation
         Units into shares of common stock                         $         --       $        --       $    676,000
                                                                   ============       ===========       ============
      Issuance of stock options and warrants
         for services                                              $     25,279       $   332,143       $  1,110,244
                                                                   ============       ===========       ============
      Issuance of common stock and warrants
         in connection with settlement of litigation               $         --       $        --       $  2,458,359
                                                                   ============       ===========       ============
      Conversion of other accrued liabilities to
        shares of  common stock                                    $         --       $        --       $     52,104
                                                                   ============       ===========       ============
      Dividends on preferred stock payable in shares
         of common stock                                           $         --       $    82,312       $     82,312
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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                     --------------------------------------
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business:

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 2000, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

         The Company is a development-stage biopharmaceutical company engaged in the discovery and development of novel therapeutic drugs intended to treat neurological and psychiatric diseases and conditions such as memory deficits associated with Alzheimer's disease, aging, neuropathy, stroke, spinal cord injuries, Parkinson's disease, migraine, depression and obesity. The accompanying condensed consolidated financial statements include the results of the Company and its subsidiaries.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                     --------------------------------------
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       COMMITMENTS AND CONTINGENCIES

         Research and Fellowship Grants:

         The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of June 30, 2000, the Company had committed to pay, through April 2002, approximately $1,180,000 for such grants and fellowships. Grant expense for the six month periods ended June 30, 2000 and 1999, amounted to $541,600 and $308,500, respectively.

         Major Clinical Trials:

         The Company has entered into agreements with a contract research organization and a University to conduct multiple clinical trials and open-label studies following completion of treatment involving more than 2,000 patients worldwide. The agreements, all of which are cancelable by either party upon thirty days notice, are expected to result in aggregate future expenditures ranging from $30 to $35 million through June 2001. The costs of these clinical trials that were charged to operations for the six months ended June 30, 2000 and 1999 were approximately $15.6 million and $3.0 million, respectively.

3.       SUBORDINATED CONVERTIBLE DEBENTURES

On April 6, 2000, the Company entered into a financing transaction with two private investors who have invested previously in the Company. The transaction consisted of (a) $10 million in 5% subordinated convertible debentures due April 6, 2005, (b) redeemable warrants to purchase up to 4 million shares of common stock over a two-year period (the "B" warrants) and (c) five-year warrants to purchase from 115,000 up to 265,000 shares of the Company's common stock at an exercise price of $19.672 per share. The "B" warrants can be redeemed in part by the Company as frequently as several times per week and when called for redemption can be exercised by the investors at 97% of the per share closing market price (i.e., a discount of 3%), and are exercisable at the sole option of the investors at the price of $33.75 per share. The number of "B" warrants that are exercisable at each redemption are subject to average daily volume restrictions. To the extent the "B" warrants have not been exercised, the investors have agreed to fund two additional tranches of $10 million each of 5% subordinated convertible debentures, subject to certain restrictions, including the following:

         o The investors will limit their investment to 10% of the Company's market capitalization at the time of each tranche, such investment not to exceed $10 million;

         o The additional tranches must be successfully registered with the SEC; and

         o The Company must maintain the continued listing requirements of the Nasdaq Stock Market.

         In the event any of these conditions cannot be met and the additional tranches (or other financing alternatives) are not available, the Company may be required to scale-back or cancel certain of its clinical development activities.

         The debentures are convertible at the lesser of $20.25 per share or 101% of the market price of the common stock as determined under the agreement. The two additional tranches of convertible debentures of up to $10 million each, 5 and 10 months after the closing, are at the option of either the Company or the investor. If the Company exercises the option, the two tranches are under similar terms and conditions as the initial tranche. If the investor exercises the option, the convertible debentures in each of the two tranches will be issued at the fixed conversion price of $20 per share. The amount available under the two additional tranches will be reduced pro-rata to the extent that the investors have exercised or the Company has redeemed the "B" warrants to purchase common stock.

         Based upon an allocation of the proceeds of the offering between the debentures and warrants using certain assumptions about market interest rates and the corresponding fair value of the debentures and (using the Black-Sholes option-pricing model to value the warrants using appropriate assumptions), the Company assigned a value of approximately $9.5 million to the warrants. This has been reflected as original issue discount to the debentures and is being amortized over the term of the debentures using the effective interest method. The beneficial conversion feature was assigned a value of $0.5 million and was fully amortized in the second quarter when the notes first became convertible.

4.       STOCKHOLDERS' EQUITY

         Common Stock:

         On May 1, 2000 the Company completed a private placement of 500,000 shares of common stock for $7.0 million cash. The investor, a major Canadian financial institution, also received five-year warrants to purchase 125,000 shares of common stock at $17.50 per share.

         During the quarter ended June 30, 2000, the Company had no sales under its existing Equity Line Agreement with a private investor. At June 30, 2000 and at August 8, 2000, $7.5 million remains available under the agreement.

         During the quarter ended June 30, 2000, the Company called and the investors exercised 43,400 of the aforementioned "B" Warrants, resulting in the issuance to the investor 43,400 shares of common stock in exchange for $463,078 cash.

5.       STOCK OPTIONS

        Stock option activity during the six month period ended June 30, 2000 are as follows:

                                                               Option
                                            Shares              Price
                                          ----------       ---------------
      Outstanding at January 1, 2000       1,389,373       $ 0.025-$12.875
      Granted                                383,900        10.25 - 12.375
      Exercised                              (30,125)        0.025-  7.625
      Forfeited                                   --                    --
                                          ----------       ---------------
      Outstanding at June 30, 2000         1,743,148       $ 3.75 -$13.00
                                          ==========       ===============

         During the six month periods ended June 30, 2000 and 1999, the Company recognized compensation expense for vested consultants options pursuant to SFAS 123 aggregating $25,279 and $332,143, respectively. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

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

RESULTS OF OPERATIONS

Overview:

         From the inception of the Company in 1987 through June 30, 2000, the Company incurred a cumulative net loss of approximately $71.5 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999:

         There were no revenues during the three months ended June 30, 2000 or the three months ended June 30, 1999.

         Research and development expenses for the three months ended June 30, 2000 increased approximately $6,949,000 or 213% over the same period in 1999. Current period increases were due primarily to costs and expenses associated with the conduct of clinical and preclinical trials as the Company continued the acceleration of its program to commercialize its lead compound, NEOTROFIN(TM). These costs and expenses, all of which were conducted by outside organizations, were attributable primarily to increases in the number and duration of outside clinical trials. In addition, increases in quantity requirements for manufacturing and formulation by the Company's contract manufacturer of NEOTROFIN(TM) and other compounds used in the Company's research and testing programs contributed to the increased costs and expenses during the quarter and were partially offset by lower preclinical study costs and legal fees related to patent and trademark activities. Internally, research and development expenses increased in the categories of salaries, due to additional personnel and salary increases. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities.

         General and administrative expenses increased approximately $432,000 or 58% from the same period in 1999 due primarily to increases in salaries and related benefits due to increases in personnel, salary increases, recruiting expenses and increases in consulting and legal fees, which were partially offset by the reduction of investor relations fees. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities, as well as sales and marketing activities should the Company successfully bring one or more of its products to market.

         Net interest expense increased by approximately $908,400 due to a non-cash charge of $1,013,000 resulting from the amortization of original issue discount and beneficial conversion feature related to the subordinated convertible debentures issued on April 6, 2000. Interest earnings from higher cash balances resulting from the investments of unallocated proceeds from recent equity and debt financings partially offset this non-cash charge. The Company expects its interest income to decrease in future periods due to the use of its funds in current operations, unless offset by revenues or additional equity financings.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999:

         There were no revenues during the six months ended June 30, 2000 or the six months ended June 30, 1999.

         Research and development expenses for the six months ended June 30, 2000 increased approximately $12,142,000 or 185% over the same period in 1999. Current period increases were due primarily to costs and expenses associated with the conduct of clinical trials as the Company continued the acceleration of its program to commercialize its lead compound, NEOTROFIN(TM). These costs and expenses, all of which were conducted by outside organizations, were attributable primarily to increases in the number and duration of outside clinical trials, and were partially offset by lower quantity requirements for manufacturing and formulation by the Company's contract manufacturer of NEOTROFIN(TM) and other compounds used in the Company's research and testing programs as well as legal fees related to patent and trademark activities. Internally, research and development expenses increased in the categories of salaries, due to additional personnel and salary increases, seminars and consulting. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities.

         General and administrative expenses increased approximately $291,000 or 16% from the same period in 1999 due primarily to increases in salaries and related benefits due to increases in personnel, salary increases, recruiting expenses and increases in legal fees which were partially offset by the reduction of investor relations fees. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market.

         Net interest expense increased by approximately $771,000 due to a non-cash charge of $1,013,000 resulting from the amortization of original issue discount and beneficial conversion feature related to the subordinated convertible debentures issued on April 6, 2000. Interest earnings from higher cash balances resulting from the investments of unallocated proceeds from recent equity and debt financings partially offset this non-cash charge. Interest earnings from higher cash balances resulting from the investments of unallocated proceeds from recent equity financings partially offset this non-cash charge. The Company expects its interest income to decrease in future periods due to the use of its funds in current operations, unless offset by revenues or additional equity financings.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through June 30, 2000, the Company financed its operations primarily through sales of equity securities. The Company has also financed its operations through government grants, borrowings and deferred payment of salaries and other expenses due to related parties.

         In March 1998, the Company entered into an Equity Line Agreement with a private investor which allows the Company, in its sole discretion and subject to certain restrictions, to sell ("put") to the investor, through February 2001, up to $15 million of its common stock. Through June 30, 2000, the Company has put to the investor 904,403 shares of its common stock and realized gross proceeds of $7.5 million. As of June 30, 2000, $7.5 million remains available under the Equity Line Agreement.

         On February 25, 2000, the Company sold to two private investors 520,324 shares of common stock for $8.0 million. The investors also received five-year warrants to purchase 104,000 shares of common stock at an exercise price of $21.00 per share.

         On April 6, 2000, the Company entered into a financing transaction with two private investors and received on that date $10 million cash from the sale of convertible debentures and warrants, representing the initial segment of the transaction. Subject to certain conditions, other elements of this transaction is expected to provide an additional $20 million cash over a ten-month period.

         On May 1, 2000, the Company completed a private placement of 500,000 shares of common stock for $7.0 million cash.

         At June 30, 2000, working capital amounted to approximately $10.4 million. This amount included cash and cash equivalents of approximately $12.0 million and marketable securities and short-term investments of approximately $2.9 million. In comparison, at December 31, 1999, the Company had working capital of approximately $5.2 million, which included cash and cash equivalents of approximately $6.7 million and short-term investments of approximately $3.0 million. The $5.2 million increase in working capital during the six months is attributable primarily to the sale of approximately $25.8 million of common stock and convertible debentures to private investors plus proceeds from exercise of stock options, offset by (i) the operating loss for the period, (ii) purchases of property and equipment and (iii) long-term debt repayment.

         The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of June 30, 2000, the Company had committed to pay, through April 2002, approximately $1.2 million for such grants and fellowships.

         The Company has entered into agreements with a contract research organization and a University to conduct multiple clinical trials, including "open-label" extensions of such clinical trials, in a number of countries involving more than 2,000 patients. The agreements, all of which are cancelable by either party upon thirty days notice, are expected to result in aggregate future expenditures ranging from $30 million to $35 million through June 2001.

         The Company is in the development stage and devotes substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $71.5 million through June 30, 2000, and expects to incur substantial losses over the next several years. In addition to the funds derived from its initial public offering and subsequent private placement equity offerings, the

Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within the Company's control. While the Company believes that its existing capital resources, will be adequate to fund its capital needs for at least eight months, the Company also believes that it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

         The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources will be sufficient to satisfy its current and projected funding requirements for at least the next eight months. However, if the Company experiences unanticipated cash requirements during the interim period or fails to obtain sufficient funding under its existing financing agreements, the Company could require additional funds sooner. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

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

PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         1. On June 26, 2000 and June 28, 2000 the Company sold to two private investors 43,400 shares of common stock for cash proceeds of $463,078 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into on April 6, 2000.

         2. Brighton Capital, Ltd, ("Brighton") acted as a finder with respect to the negotiation and execution of the agreement described above. As consideration for the services provided by Brighton in connection with the agreement, the Company paid Brighton a cash commission of $16,208, representing 3 1/2% of the gross sale proceeds realized from sale of the common stock plus 5 year warrants to purchase 2,782 shares of common stock at $15.00 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on June 12, 2000:

1. The following persons were elected as Class I directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in 2003, or until their successors are elected and qualified:

                                                  Number of Votes Cast
                                            ---------------------------------
                  Name                          For        Authority Withheld
                  ----                      ------------   ------------------
         Samuel Gulko                       8,475,310           38,805
         Eric L. Nelson, Ph.D.              8,475,310           38,805
         Paul H. Silverman, Ph.D., D.Sc.    8,475,310           38,805

2. The following persons were elected as Class III directors to serve for the remaining two years of a three-year term expiring at the Annual Meeting of Stockholders to be held in 2002, or until their successors are elected and qualified:

                                                  Number of Votes Cast
                                            ---------------------------------
                  Name                          For        Authority Withheld
                  ----                      ------------   ------------------
         Alvin J. Glasky, Ph.D.             8,475,210           38,905
         Ann C. Kessler, Ph.D.              8,475,210           38,905
         Armin Kessler                      8,475,210           38,905

3. A proposal to approve the issuance of common stock and warrants pursuant to a financing transaction completed on February 25, 2000, was approved by the following vote:

         Votes Cast                           Number of Shares
         ----------                           ----------------
         For                                     4,248,441
         Against                                    35,712
         Abstain                                    50,455
         Broker Non-Votes                        4,179,507

4. A proposal to approve the issuance of common stock pursuant to conversion rights under a convertible debenture and warrant financing transaction completed on April 6, 2000, was approved by the following vote:

         Votes Cast                           Number of Shares
         ----------                           ----------------
         For                                     4,231,644
         Against                                    39,209
         Abstain                                    63,755
         Broker Non-Votes                        4,179,507

5. A proposal to approve an increase in the number of shares of common stock issuable under the 1997 Stock Incentive Plan by 750,000, was approved by the following vote:

         Votes Cast                           Number of Shares
         ----------                           ----------------
         For                                     4,191,338
         Against                                    77,560
         Abstain                                    65,710
         Broker Non-Votes                        4,179,507

6. A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the Company, was approved by the following vote:

         Votes Cast                           Number of Shares
         ----------                           ----------------
         For                                     8,448,396
         Against                                    25,015
         Abstain                                    40,704
         Broker Non-Votes                              -0-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              27.    Financial Data Schedule

(b)      Reports on Form 8-K

         1. On April 3, 2000, the Company filed a report on Form 8-K announcing an $8 million sale of common stock to private investors.

         2. On April 21, 2000, the Company filed a report on Form 8-K announcing the sale of $10 million of Subordinated Convertible Debentures and Warrants.


         3. On May 25, 2000, the Company filed a report on Form 8-K announcing the sale to a private institutional investor of $7,000,000 of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEOTHERAPEUTICS, INC.



Date:  August 14, 2000                 By: /s/ Samuel Gulko
                                           -------------------------------------
                                           Samuel Gulko, Chief Financial Officer
                                            (Principal Accounting and Financial
                                                          Officer)

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

  27       Financial Data Schedule