Form 10-Q
period 2000-09-30
NEOTHERAPEUTICS INC
filed 2000-11-14
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------


                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

                  Yes [X]                             No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

              Class                              Outstanding at November 6, 2000
---------------------------------                -------------------------------
   Common Stock, $.001 par value                           13,266,927

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                      PAGE NO.
                                                                                                    --------
ITEM 1.  FINANCIAL STATEMENTS
         Statement Regarding Financial Information..............................................        3

         Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
               December 31, 1999................................................................        4

         Condensed Consolidated Statements of Operations for the three months
             ended September 30, 2000 and 1999 (unaudited)......................................        5

         Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999 and for the period
             from inception (June 15, 1987) to September 30, 2000 (unaudited)...................        6

         Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999 and for the period from inception (June 15, 1987)
             to September 30, 2000 (unaudited)..................................................        7

         Notes to Condensed Consolidated Financial Statements...................................        9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION...       13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................       19

PART II  OTHER INFORMATION......................................................................       20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................       20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................       22

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STATEMENT REGARDING FINANCIAL INFORMATION

     The financial statements included herein have been prepared by NeoTherapeutics, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that you read the financial statements included herein in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                          September 30,       December 31,
ASSETS                                                                        2000               1999
                                                                          ------------       -------------
CURRENT ASSETS:                                                             (Unaudited)
     Cash and cash equivalents                                            $  9,102,919       $  6,726,220
     Marketable securities and short-term investments                        3,166,773          2,955,212
     Common stock subscription receivable                                    8,000,000                 --
     Other receivables, principally investment interest                        225,074            148,034
     Prepaid expenses                                                          441,554            130,202
                                                                          ------------       ------------
         Total current assets                                               20,936,320          9,959,668
                                                                          ------------       ------------

PROPERTY AND EQUIPMENT, at cost:
     Equipment                                                               3,134,293          2,607,741
     Leasehold improvements                                                  1,848,282          1,814,167
     Accumulated depreciation and amortization                              (1,694,390)        (1,261,220)
                                                                          ------------       ------------
         Property and equipment, net                                         3,288,185          3,160,688
                                                                          ------------       ------------
OTHER ASSETS:
     Debt issuance costs, net of $60,492 amortization                          552,186                 --
     Refundable deposits and other                                              53,342             53,641
                                                                          ------------       ------------
                                                                               605,528             53,641
                                                                          ------------       ------------
                                                                          $ 24,830,033       $ 13,173,997
                                                                          ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                $  5,431,296       $  3,613,680
     Accrued payroll and related taxes                                         152,254            111,822
     Note payable to related party                                             285,574            558,304
     Current portion of long-term debt                                         718,117            472,938
                                                                          ------------       ------------
         Total current liabilities                                           6,587,241          4,756,744

OTHER LIABILITIES:
     Long-term debt, net of current portion                                    324,141            637,308
     Subordinated convertible debentures, net of
        original issue discount of $5,319,819                                1,230,181                 --
     Deferred rent                                                              83,679             75,121
                                                                          ------------       ------------
         Total liabilities                                                   8,225,242          5,469,173
                                                                          ============       ============
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                 4,257,349                 --

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.001 per share, 5,000,000
        shares authorized, none issued or outstanding                               --                 --
     Common stock, par value $0.001 per share,
        25,000,000 shares authorized:
          Issued and outstanding, 12,090,181 and 8,778,370 shares
           at September 30, 2000 and December 31, 1999, respectively        97,670,870         58,139,327
           unrealized (losses) on available-for-sale securities                (26,949)           (38,572)
     Deficit accumulated during the development stage                      (85,296,479)       (50,395,931)
                                                                          ------------       ------------
         Total stockholders' equity                                         12,347,442          7,704,824
                                                                          ------------       ------------
                                                                          $ 24,830,033       $ 13,173,997
                                                                          ============       ============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                              Three Months      Three Months
                                                 Ended             Ended
                                              September 30,     September 30,
                                                  2000               1999
                                               ------------      -----------
                                               (Unaudited)       (Unaudited)
REVENUES                                       $         --      $        --
                                               ------------      -----------

OPERATING EXPENSES:
    Research and development                     10,499,016        4,817,637
    General and administrative                    1,279,271          607,609
                                               ------------      -----------

                                                 11,778,287        5,425,246
                                               ------------      -----------

        LOSS FROM OPERATIONS                    (11,778,287)      (5,425,246)

OTHER INCOME (EXPENSE), principally
    interest income(expense), net                  (353,356)          96,505
                                               ------------      -----------
        NET LOSS BEFORE MINORITY INTEREST
            IN CONSOLIDATED SUBSIDIARY          (12,131,643)      (5,328,741)

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY NET LOSS                          (1,091,312)              --
                                               ------------      -----------

        NET LOSS                               $(13,222,955)     $(5,328,741)
                                               ============      ===========
BASIC AND DILUTED LOSS
   PER SHARE                                   $      (1.27)     $     (0.70)
                                               ============      ===========
BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                                   10,382,731        7,583,225
                                               ============      ===========


The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                        AND 1999 AND FOR THE PERIOD FROM
                 INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 2000


                                           Nine Months        Nine Months         Inception
                                             Ended              Ended              Through
                                          September 30,      September 30,      September 30,
                                               2000              1999               2000
                                          ------------       ------------       -------------
                                           (Unaudited)        (Unaudited)        (Unaudited)
REVENUES, from grants                     $         --       $         --       $     497,128
                                          ------------       ------------       -------------

OPERATING EXPENSES:
    Research and development                29,206,087         11,382,825         65,280,875
    General and administrative               3,414,564          2,452,252         15,772,895
    Settlement of litigation                        --                 --          2,458,359
                                          ------------       ------------       -------------
                                            32,620,651         13,835,077         83,512,129
                                          ------------       ------------       ------------

          LOSS FROM OPERATIONS             (32,620,651)       (13,835,077)       (83,015,001)

OTHER INCOME (EXPENSE), principally
    interest income(expense), net           (1,188,585)            31,264           (604,920)
                                          ------------       ------------       ------------

          NET LOSS BEFORE MINORITY
           INTEREST IN CONSOLIDATED
           SUBSIDIARY                      (33,809,236)       (13,803,813)       (83,619,921)

MINORITY INTEREST IN
    CONSOLIDATED SUBSIDIARY
    NET LOSS                                (1,091,312)                --         (1,091,312)
                                          ------------       ------------       -------------
            NET LOSS                      $(34,900,548)      $(13,803,813)      $ (84,711,233)
                                          ============       ============       =============

BASIC AND DILUTED LOSS
   PER SHARE                              $      (3.69)      $      (2.11)
                                          ============       ============

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                               9,450,489          6,540,301
                                          ============       ============


The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
     AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 2000


                                                           Nine Months        Nine Months        Inception
                                                             Ended              Ended             Through
                                                          September 30,      September 30,      September 30,
                                                              2000               1999               2000
                                                          ------------       ------------       ------------
                                                           (Unaudited)       (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                             $(34,900,548)      $(13,803,813)      $(84,711,233)

   Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                            433,170            385,069          1,819,247
      Amortization of discount on convertible
        debentures and beneficial conversion feature         1,488,393                 --          1,488,393
      Compensation expense arising from
        the grant of warrants and stock options                561,034            362,690          1,645,999
      Issuance of common stock in
        settlement of litigation                                    --                 --          2,458,359
      Amortization of deferred compensation                         --                 --             93,749
      Increase in deferred rent                                  8,559             21,609             83,679
      Compensation expense for extension of
        debt conversion agreements, net                             --                 --            503,147
      Gain on sale of assets                                        --                 --             (5,299)
      Increase in other receivables                         (8,077,040)           (27,780)        (8,224,828)
      Increase in prepaid expenses, deferred charges
         and refundable deposits                              (311,052)          (643,827)          (399,261)
      Increase in accounts payable and
        accrued expenses                                     1,817,617          1,276,863          5,591,397
      Increase in accrued payroll and related taxes             40,430             14,487            790,946
      Decrease in employee expense reimbursement and
        accrued interest to related parties                         --                 --            300,404
                                                          ------------       ------------       ------------

      Net cash used in operating activities                (38,939,437)       (12,414,702)       (78,565,301)
                                                          ============       ============       ============

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                     (560,667)          (349,468)        (5,062,878)
      Purchases of marketable securities and
         short-term investments, net                          (211,561)        (1,057,268)        (3,166,773)
      Unrealized  gain(loss) on available-for-sale
         securities                                             11,623            (46,354)           (26,949)
      Payment of organization costs                                 --                 --            (66,093)
      Proceeds from sale of equipment                               --                 --             29,665
      Issuance of notes receivable                                  --                 --            100,000
                                                          ------------       ------------       ------------

      Net cash used in investing activities                   (760,605)        (1,453,090)        (8,193,028)
                                                          ============       ============       ============

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  Nine Months        Nine Months        Inception
                                                                    Ended               Ended            Through
                                                                 September 30,      September 30,      September 30,
                                                                     2000               1999               2000
                                                                 ------------       ------------       ------------
                                                                  (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from common stock issuance including revenue
         participation units converted to common stock             28,578,957         13,614,523         76,297,074
      Proceeds from preferred stock issuance, net
         of offering costs                                                 --          3,609,399          3,608,788
      Proceeds from sale of preferred stock of
         subsidiary                                                 4,257,349                 --          4,257,349
      Proceeds from exercise of stock options and
         warrants                                                      52,889             94,568            864,538
      Proceeds from sale of convertible debentures,
         net of issuance costs                                      9,466,704                 --          9,466,704
      Proceeds from long-term debt                                         --             33,786          1,862,958
      Repayment of long-term debt                                     (67,988)          (374,925)          (820,699)
      Repayment (issuance) of notes from officers and
         directors for exercise of stock options                       61,560                 --           (225,000)
      Dividends paid to preferred stockholders                             --           (115,020)          (136,246)
      (Repayment) proceeds from notes payable to related
         parties, net                                                (272,730)                --            485,170
      Cash at acquisition                                                  --                 --            200,612
                                                                 ------------       ------------       ------------

      Net cash provided by financing activities                    42,076,741         16,862,331         95,861,248
                                                                 ------------       ------------       ------------
      Net increase in cash and cash equivalents                     2,376,699          2,994,539          9,102,919

      Cash and cash equivalents, beginning of period                6,726,220          1,097,341                 --
                                                                 ------------       ------------       ------------

      Cash and cash equivalents, end of period                   $  9,102,919       $  4,091,880       $  9,102,919
                                                                 ============       ============       ============

SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:
      Issuance of warrants in connection with
        equity and debt financings                               $  1,488,393       $    344,610       $  1,878,003
                                                                 ============       ============       ============
      Conversion of accrued payroll into shares
        of common stock                                          $         --       $         --       $  1,141,838
                                                                 ============       ============       ============
      Conversion of notes payable to related
        parties into shares of common stock                      $         --       $         --       $    500,000
                                                                 ============       ============       ============
      Conversion of accrued interest into notes
        payable to related parties                               $         --       $         --       $    300,404
                                                                 ============       ============       ============
      Conversion of preferred stock and convertible
         debentures into shares of common stock                  $  3,450,000       $  1,368,037       $  7,058,788
                                                                 ============       ============       ============
      Conversion of revenue participation
        Units into shares of common stock                        $         --       $         --       $    676,000
                                                                 ============       ============       ============
      Issuance of stock options and warrants
         for services                                            $    561,035       $    362,690       $  1,646,000
                                                                 ============       ============       ============
      Issuance of common stock and warrants
         in connection with settlement of litigation             $         --       $         --       $  2,458,359
                                                                 ============       ============       ============
      Conversion of other accrued liabilities to
        shares of common stock                                   $     80,444       $         --       $    132,548
                                                                 ============       ============       ============
      Dividends on preferred stock payable in shares
         of common stock                                         $         --       $     82,312       $     82,312
                                                                 ============       ============       ============


The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business:

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 2000, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

     The Company is a development-stage biopharmaceutical company. The Company's most advanced drug candidate, Neotrofin(TM), is currently being developed for Alzheimer's disease as its first indication and is being tested in controlled clinical studies. The Company's research and development program is focused on designing and developing small molecules capable of treating neurological diseases and conditions such as peripheral neuropathy, spinal cord injury, stroke and Parkinson's disease. The Company's product development program addresses other health issues such as migraine, depression and obesity. A subsidiary, NeoGene Technologies, Inc, is a functional genomics company engaged in the development of a broad platform of enabling technology and receptor-targeted drug design. NeoGene Technologies is using this technology to search for natural and synthetic compounds that may potentially be developed as drugs for treating various diseases. The accompanying condensed consolidated financial statements include the results of the Company and its subsidiaries.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   COMMITMENTS AND CONTINGENCIES

     Research and Fellowship Grants:

     The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of September 30, 2000, the Company had committed to pay, through April 2002, approximately $925,700 for such grants and fellowships. Grant expense for the nine month periods ended September 30, 2000 and 1999, amounted to $988,314 and $445,000, respectively.

     Major Clinical Trials:

     On November 6, 2000, the Company announced that it will exercise its right to terminate its agreements with a contract research organization that has been conducting multiple clinical trials and studies involving more than 2,000 patients worldwide. The agreements are cancelable by either party with 30 day notice. The costs of these clinical trials that were charged to operations for the nine months ended September 30, 2000 and 1999 were approximately $23.0 million and $3.2 million, respectively. Certain termination costs will be incurred as a result of discontinuing the clinical trials, however, the Company has not yet determined the amount or timing of these costs, which is expected to occur in the fourth quarter of 2000.

     Concurrently, the Company announced its intention to initiate new trials administering higher doses of the Company's lead product candidate, Neotrofin(TM), for longer periods and clinical studies of Neotrofin(TM) for other diseases. The cost of these trials and studies, which are expected to commence during the first quarter of the year 2001, are estimated at $12 to $15 million over approximately an eighteen month period.

3.   EQUIPMENT FINANCING

     On September 22, 2000 the Company signed an agreement to receive up to $2.5 million in equipment funding from a major equipment leasing and remarketing company. Under the terms of the lease the Company is required to make quarterly payments over three years on the used portion of funds. The initial funding of $205,800 under this agreement occurred subsequent to September 30, 2000.

4.   SUBORDINATED CONVERTIBLE DEBENTURES

     On April 6, 2000, the Company, as part of a financing transaction, issued 5% subordinated convertible debentures to two private investors, in exchange for cash of $10 million. Through September 30, 2000, the investors converted $3,450,000 of the principal of such debentures and $80,444 of accrued interest into an aggregate of 537,431 shares of common stock. From October 1, 2000 through October 26, 2000, the investors converted the remaining debentures consisting of $6,550,000 principal plus $168,180 of accrued interest into an aggregate of 1,056,746 shares of common stock.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   MINORITY INTEREST IN A SUBSIDIARY COMPANY

     On September 21, 2000, the Company's subsidiary, NeoGene Technologies, Inc ("NeoGene"), sold 111,110 shares of Series A preferred stock for $5 million in cash. The preferred stock is initially convertible into an equal number of shares of common stock, representing approximately 10% ownership of NeoGene. The investors also received 5 year warrants to purchase up to (i) 80,000 shares of NeoTherapeutics common stock at an exercise price of $10.47 per share and (ii) 22,676 shares of NeoGene common stock at an exercise price of $45.00 per share. 5% dividends on the preferred stock are payable in common stock or cash at the option of the Company. The preferred stock is automatically convertible into NeoGene common stock upon the closing of a public offering meeting certain criteria. Starting four months after the closing date, the investors have the right to exchange their NeoGene preferred shares for similar securities of the Company, which would be ultimately convertible into common stock of the Company, within five years of September 21, 2000, at a rate based on 101% of the market price of the common stock of the Company at the time of conversion. The investors have a similar exchange right if the closing bid price of the Company's common stock is less than $5.00 per share for five consecutive trading days.

     The Minority Interest in Consolidated Subsidiary shown in the accompanying balance sheet represents the aforementioned investment and the interests of other minority stockholders, aggregating a 20% ownership interest in the subsidiary on a fully diluted basis. The minority interest in consolidated subsidiary net loss in the accompanying statements of operations consists primarily of the amortization of beneficial conversion feature attributable to the convertible preferred stock issued by NeoGene. This amount has been determined by the Company in accordance with the consensus reached in Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

6.   STOCKHOLDERS' EQUITY

     Common Stock:

     During the quarter ended September 30, 2000, the Company called and the investors exercised 383,000 of the Company's Class B Warrants issued on April 6, 2000, together with the previously mentioned 5% subordinated convertible debentures, resulting in the issuance to the investor of 383,000 shares of common stock in exchange for approximately $3,315,000 cash.

     On September 29, 2000 the Company entered into an agreement to sell 968,524 shares of its common stock to two private investors for $8 million cash. The investors also received five year warrants to purchase 193,706 shares of common stock at $10.13 per share. The agreement contains a reset formula which provides for the investor to obtain at a nominal cost, additional shares of common stock based on the market price of the common stock determined thirty and sixty days after the effective date of the registration statement to be filed for this transaction. The proceeds of this sale were received by the Company on October 3, 2000, and a common stock subscription receivable was recorded at September 30, 2000 related to this offering.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   STOCK OPTIONS

     Stock option activity during the nine-month period ended September 30, 2000 is as follows:

                                                                Option
                                               Shares            Price
                                             ---------       --------------
     Outstanding at January 1, 2000          1,389,373       $0.025-$12.875
     Granted                                   634,900       6.0625-12.375
     Exercised                                (122,298)      0.0250- 7.625
     Forfeited                                 (48,000)      5.6250-13.000
                                             ---------       -------------
     Outstanding at September 30, 2000       1,853,975       $0.025-$13.00
                                             =========       =============


     During the nine-month periods ended September 30, 2000 and 1999, the Company recognized compensation expense for employees/directors and vested consultants options pursuant to SFAS 123 aggregating $561,034 and $362,690, respectively. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

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

RESULTS OF OPERATIONS

Overview:

     From the inception of the Company in 1987 through September 30, 2000, the Company incurred a cumulative net loss of approximately $84.7 million. The Company expects its operating expenses to increase over the next several years as it continues to expand its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies which the Company is currently seeking.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999:

     There were no revenues during the three months ended September 30, 2000 or the three months ended September 30, 1999.

     Research and development expenses for the three months ended September 30, 2000 increased $5,681,379 or 118% over the same period in 1999. Current period increases were due primarily to costs and expenses associated with the conduct of clinical and preclinical trials as the Company continued its program to commercialize its lead compound, Neotrofin(TM). These costs and expenses, all of which were conducted by outside organizations, were attributable primarily to increases in the number and duration of outside clinical trials. In addition, increases in quantity requirements for manufacturing and formulation by the Company's contract manufacturer of Neotrofin(TM) and other compounds used in the Company's research and testing programs contributed to the increased costs and expenses during the quarter and were partially offset by lower preclinical study costs and legal fees related to patent and trademark activities. Internally, research and development expenses increased in the category of salaries, due to additional personnel and salary increases. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities. On November 6, 2000, the Company announced that it will exercise its right to terminate its agreements with a contract research organization that has been conducting multiple clinical trials of the Company lead candidate, Neotrofin(TM), involving more than 2,000 patients worldwide due to preliminary results which showed that Neotrofin(TM) did not have the desired efficacy at the low doses examined in these trials, and which suggested greater efficacy at higher doses. Certain termination costs will be incurred as a result of discontinuing the clinical trials, however, the Company has not yet determined the amount or timing of these costs, which is expected to occur in the fourth quarter of 2000.

     Concurrently, the Company announced its intention to initiate new trials administering higher doses of Neotrofin(TM) for longer periods and clinical studies of Neotrofin(TM) in other diseases. The cost of these trials and studies, which are expected to commence during the first quarter of the year 2001, are estimated at $12 to $15 million over approximately an eighteen month period.

     General and administrative expenses increased $671,662 or 111% from the same period in 1999 due primarily to increases in salaries and related benefits due to increases in personnel, salary increases, recruiting expenses and increases in consulting, legal and investor relations fees. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities, as well as sales and marketing activities should the Company successfully bring one or more of its products to market.

     Net interest expense increased by $449,861 due to a non-cash charge of $413,810 resulting from the amortization of original issue discount and beneficial conversion feature related to the subordinated convertible debentures issued on April 6, 2000. Interest earnings from higher cash balances resulting from the investments of unallocated proceeds from recent equity and debt financings partially offset this non-cash charge. The Company expects its interest income to decrease in future periods due to the use of its funds in current operations, unless offset by revenues or additional equity financings.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999:

     There were no revenues during the nine months ended September 30, 2000 or the nine months ended September 30, 1999.

     Research and development expenses for the nine months ended September 30, 2000 increased $17,823,262 or 157% over the same period in 1999. Current period increases were due primarily to costs and expenses associated with the conduct of clinical trials as the Company continued its program to commercialize its lead compound, Neotrofin(TM). These costs and expenses, all of which were conducted by outside organizations, were attributable primarily to increases in the number and duration of outside clinical trials, and were partially offset by lower quantity requirements for manufacturing and formulation by the Company's contract manufacturer of Neotrofin(TM) and other compounds used in the Company's research and testing programs as well as legal fees related to patent and trademark activities. Internally, research and development expenses increased in the categories of salaries, due to additional personnel and salary increases, seminars and consulting. The Company expects its research and development expenses to continue to increase as it expands its laboratories and increases its internal product development and external preclinical and clinical trial activities. On November 6, 2000, the Company announced that it will exercise its right to terminate its agreements with a contract research organization that has been conducting multiple clinical trials of the Company's lead product candidate, Neotrofin(TM), involving more than 2,000 patients worldwide due to preliminary results which showed that Neotrofin(TM) did not have the desired efficacy at the low doses examined in these trials, and which suggested greater efficacy at higher doses. Certain termination costs will be incurred as a result of discontinuing the clinical trials, however, the Company has not yet determined the amount or timing of these costs, which is expected to occur in the fourth quarter of 2000.

     Concurrently, the Company announced its intention to initiate new trials administering higher doses of Neotrofin(TM), for longer periods and clinical studies of Neotrofin(TM) in other diseases. The cost of these trials and studies, which are expected to commence during the first quarter of the year 2001, are estimated at $12 to $15 million over approximately an eighteen month period.

     General and administrative expenses increased $962,312 or 39% from the same period in 1999 due primarily to increases in salaries and related benefits due to increases in personnel, salary increases, recruiting expenses and increases in legal fees which were partially offset by the reduction of investor relations fees. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities as well as sales and marketing activities should the Company successfully bring one or more of its products to market.

     Net interest expense increased by $1,157,321 due to a non-cash charge of $1,424,901 resulting from the amortization of original issue discount and beneficial conversion feature related to the subordinated convertible debentures issued on April 6, 2000. Interest earnings from higher cash balances resulting from the investment of unallocated proceeds from recent equity and debt financings partially offset this non-cash charge. The Company expects its interest income to decrease in future periods due to the use of its funds in current operations, unless offset by revenues or additional equity financings.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 2000, the Company financed its operations primarily through sales of equity securities. The Company has also financed its operations through government grants, borrowings and deferred payment of salaries and other expenses due to related parties.

     In March 1998, the Company entered into an Equity Line Agreement with a private investor which allows the Company, in its sole discretion and subject to certain restrictions, to sell ("put") to the investor, through February 2001, up to $15 million of its common stock. For the nine months ended the Company has put to the investor 186,961 shares of its common stock and realized gross proceeds of $2.0 million. As of September 30, 2000, $7.5 million remains available under the Equity Line Agreement.

     On February 25, 2000, the Company sold to two private investors 520,324 shares of common stock for $8.0 million. The investors also received five-year warrants to purchase 104,000 shares of common stock at an exercise price of $21.00 per share.

     On April 6, 2000, the Company entered into a financing transaction with two private investors and received on that date $10 million cash from the sale of convertible debentures and warrants, representing the initial segment of the transaction. Subject to certain conditions, other elements of this transaction are expected to provide up to a minimum of $10 million cash over the next four-months.

     On May 1, 2000, the Company completed a private placement of 500,000 shares of common stock for $7.0 million cash.

     On September 21, 2000, the Company's subsidiary, NeoGene Technologies, Inc ("NeoGene"), sold 111,110 shares of Series A preferred stock for $5 million in cash. The preferred stock is initially convertible into an equal number of shares of common stock, representing approximately 10% ownership of NeoGene. The investors also received five year warrants to purchase up to (i) 80,000 shares of NeoTherapeutics common stock at an exercise price of $10.47 per share and
(ii) 22,676 shares of NeoGene common stock at an exercise price of $45.00 per share. 5% dividends on the preferred stock are payable in common stock or cash at the option of the Company. The preferred stock is automatically convertible into NeoGene common stock upon the closing of a public offering meeting certain criteria. Starting four months after the closing date, the investors have the right to exchange their NeoGene preferred shares for similar securities of the Company, which would be convertible into common stock of the Company, within five years of September 21, 2000, at a rate based on 101% of the market price of the common stock of the Company at the time of conversion The investors have a similar exchange right if the closing bid price of the Company's common stock is less than $5.00 per share for five consecutive trading days.

     On September 29, 2000 the Company entered into an agreement to sell 968,524 shares of its common stock to two private investors for $8 million cash. The investors also received five year warrants to purchase 193,706 shares of common stock at $10.13 per share. The agreement contains a reset formula which provides for the investor to obtain at nominal cost, additional shares of common stock based on the market price of the common stock determined thirty and sixty days after the effective date of the registration statement to be filed for this transaction.

     At various times from July 7, 2000 through September 18, 2000 the Company sold to two private investors 383,000 shares of common stock for cash proceeds of approximately $3,315,000 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into as part of the April 6, 2000 subordinated convertible debenture financing.

     At September 30, 2000, working capital amounted to approximately $14.3 million. This amount included cash and cash equivalents of approximately $9.1 million and marketable securities and short-term investments of approximately $3.2 million and common stock subscription receivable of $8.0 million. In comparison, at December 31, 1999, the Company had working capital of approximately $5.2 million, which included cash and cash equivalents of approximately $6.7 million and short-term investments of approximately $3.0 million. The $ 9.1 million increase in working capital during the nine months is attributable primarily to the sale of approximately $43.3 million of common and preferred stock and convertible debentures to private investors plus proceeds from exercise of stock options, offset principally by (i) the operating loss for the period, (ii) purchases of property and equipment and (iii) long-term debt repayment.

     The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of September 30, 2000, the Company had committed to pay, through April 2002, approximately $925,700 for such grants and fellowships.

     On November 6, 2000 the Company announced that it will exercise its right to terminate its agreements with a contract research organization that has been conducting multiple clinical trials of the Company's lead product candidate, Neotrofin(TM), involving more than 2,000 patients worldwide due to preliminary results which showed that Neotrofin(TM) did not have the desired efficacy at the low doses examined in these trials, and which suggested greater efficacy at higher doses. Certain termination costs will be incurred as a result of discontinuing the clinical trials, however, the Company has not yet determined the amount or timing of these costs, which is expected to occur in the fourth quarter of 2000.

     Concurrently, the Company announced its intention to initiate new trials administering higher doses of Neotrofin(TM) for longer periods and clinical studies of Neotrofin(TM) in other diseases. The cost of these trials and studies, which are expected to commence during the first quarter of the year 2001, are estimated at $12 to $15 million over approximately an eighteen month period.

     The Company is in the development stage and devotes substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $84.7 million through September 30, 2000, and expects to incur substantial losses over the next several years. In addition to the funds derived from its public offerings and subsequent private placement equity offerings, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within the Company's control. While the Company believes that its existing capital resources will be adequate to fund its capital needs for at least twelve months, the Company also believes that it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

     Without additional funding, the Company may be required to delay, reduce the scope of, or eliminate, one or more of its research and development projects, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on its own, and which could be on terms unfavorable to the Company.

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

PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     1. On July 07, 2000 and July 11, 2000 the Company sold to two private investors 56,000 shares of common stock for cash proceeds of approximately $583,940 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into on April 6, 2000. On July 14, 2000 and July 18, 2000 the Company sold to two private investors 67,000 shares of common stock for cash proceeds of approximately $619,224 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into on April 6, 2000. On September 1, 2000 and September 5, 2000 the Company sold to two private investors 80,000 shares of common stock for cash proceeds of approximately $567,450 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into on April 6, 2000. On September 11, 2000 and September 12, 2000 the Company sold to two private investors 80,000 shares of common stock for cash proceeds of approximately $690,519 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into on April 6, 2000. On September 13, 2000 and September 14, 2000 the Company sold to two private investors 60,000 shares of common stock for cash proceeds of approximately $536,531 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into on April 6, 2000. On September 18, 2000 the Company sold to two private investors 40,000 share of common stock for cash proceeds of approximately $317,675 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into on April 6, 2000.

     2. Brighton Capital, Ltd, ("Brighton") acted as a finder with respect to the negotiation and execution of the agreement described above. As consideration for the services provided by Brighton in connection with the agreement, the Company paid Brighton a cash commission of $73,926, representing 3 1/2% of the gross sale proceeds realized from sale of the common stock plus 5 year warrants to purchase 22,670 shares of common stock at $15.00 per share.

     3. On September 21, 2000, the Company's subsidiary NeoGene Technologies, Inc ("NeoGene") sold 111,110 shares Series A preferred stock for $5 million in cash. The preferred stock is convertible into an equal number of shares of common stock, representing approximately 10% ownership of NeoGene. The investors also received 5 year warrants to purchase up to 22,676 shares of NeoGene common stock at $45.00 per share and five-year warrants to purchase 80,000 shares of NeoTherapeutics common stock at an exercise price of $10.47 per share.

     4. Brighton acted as a finder with respect to the negotiation and execution of the agreement described in (3.), above. As consideration for the services provided by Brighton in connection with the agreement, the Company paid Brighton a cash commission of $300,000, representing 6% of the $5 million proceeds plus 5 year warrants to purchase 11,110 shares of NeoGene at $45.00 per share.

     5. On September 29, 2000 the Company sold 968,524 shares of its common stock to two private investors for $8 million cash. The investors also received five year warrants to purchase 193,706 shares of common stock at $10.13 per share. The agreement contains a reset formula which provides for the investor to obtain at nominal cost, additional shares of common stock based on the market price of the common stock determined thirty and sixty days after the effective date of the registration statement to be filed for this transaction.

     6. Brighton acted as a finder with respect to the negotiation and execution of the agreement described in (5.),above. As consideration for the services provided by Brighton in connection with the agreement, the Company paid to Brighton a cash commission of $400,000, representing 5% of the $8 million proceeds plus 5 year warrants to purchase 40,000 shares of common stock at $15.00 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEOTHERAPEUTICS, INC.



Date: November 14, 2000               By: /s/Samuel Gulko
                                          ------------------------------------
                                      Samuel Gulko, Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
  27       Financial Data Schedule