Form 10-K
period 2000-12-31
NEOTHERAPEUTICS INC
filed 2001-04-17
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the transition period from ____________ to ______________

                        Commission File Number 000-28782


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 30, 2001 was $78,389,809.

As of March 30, 2001, there were 17,255,319 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----
PART I

  Item 1.      Business.......................................................     3

  Item 2.      Properties.....................................................    19

  Item 3.      Legal Proceedings..............................................    19

  Item 4.      Submission of Matters to a Vote of Security Holders............    19

PART II

  Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters .........................................    20

  Item 6.      Selected Financial Data........................................    21

  Item 7.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................    21

  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....    26

  Item 8.      Financial Statements...........................................    28

  Item 9.      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................    49

PART III

  Item 10.     Directors and Executive Officers of the Registrant.............    50

  Item 11.     Executive Compensation.........................................    50

  Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management...............................................    50

  Item 13.     Certain Relationships and Related Transactions.................    50

PART IV

  Item 14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K ................................................     50

SIGNATURES     ...............................................................    58

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


                                     PART I

ITEM 1. BUSINESS

GENERAL

        NeoTherapeutics, Inc. is a development stage biopharmaceutical company engaged in the discovery and development of novel therapeutic drugs intended to treat neurological diseases such as memory deficits associated with Alzheimer's disease and aging, spinal cord injuries, Parkinson's disease, and other neurodegenerative and psychiatric diseases. We have also recently become engaged in research involving functional genomics and the development of oncology drugs. Our lead product candidate, Neotrofin(TM) (AIT-082, leteprinim potassium), and other compounds under development, are based on our patented technology. This technology uses small synthetic molecules to create non-toxic compounds, intended to be administered orally or by injection, that are capable of passing through the blood-brain barrier to rapidly act upon specific target cells in specific locations in the central nervous system, including the brain. Animal and laboratory tests have shown that Neotrofin(TM) appears to selectively increase the production of certain neurotrophic factors, a type of large protein, in selected areas of the brain and in the spinal cord. These neurotrophic factors regulate nerve cell growth and function. Our technology has been developed to capitalize on the beneficial effects of these proteins, which have been widely acknowledged to be closely involved in the early formation and differentiation of the central nervous system. We believe that Neotrofin(TM) could have therapeutic and regenerative effects.

        Our developmental activities to date have benefited from a close association with the National Institutes of Health ("NIH"). The NIH's National Institute on Aging ("NIA") contracted for, and funded a portion of, the pre-clinical studies on our Neotrofin(TM) compound, including toxicity studies. The NIA also funded and conducted two Phase 1 clinical trials under the auspices of its Alzheimer's Disease Cooperative Study ("ADCS"), a consortium of approximately 35 highly regarded clinical centers throughout the United States. The NIH's National Institute for Mental Health ("NIMH") also supported our development efforts by contracting and providing funds, along with the NIA, for the production of sufficient quantities of the Neotrofin(TM) compound to conduct some pre-clinical toxicity testing and the two Phase 1 human clinical trials conducted by the ADCS.

        In June 1997, an Investigational New Drug Application ("IND") for Neotrofin(TM) was approved by the U.S. Food and Drug Administration ("FDA") and Phase 1 human clinical testing in the United States for the treatment of Alzheimer's disease began. We have since received regulatory approval to conduct human clinical trials in additional countries. We believe that Neotrofin(TM) is the first orally active drug to enter human clinical trials that is specifically designed to address the issue of nerve regeneration. In pre-clinical studies in animals, Neotrofin(TM) has been shown to induce the production of multiple neurotrophic factors in the brain and spinal cord. These factors have been reported to induce the multiplication and functional maturation, in the brain, of cholinergic neurons, those neurons known to die in patients with Alzheimer's disease. We believe that Neotrofin(TM) was the first compound in human clinical trials that has activated, in animals, multiple genes to produce multiple neurotrophic factors in the specific areas of the brain associated with memory loss or other deficits.

        In September 1999, we entered into a collaborative research agreement with the University of California, Irvine. This agreement grants us the exclusive right to all technology developed by Dr. Olivier Civelli through his research into functional genomics and orphan receptors, in exchange for royalty payments for the use of such technology. Dr. Civelli's research and technology complement our own research and development efforts and may enable us to offer a greater number of drugs that more effectively address a broad array of neurological diseases and conditions.

        In November 2000, we formed a subsidiary, NeoOncoRx, Inc., under the direction of a leader in oncology drug development, Luigi Lenaz, M.D., for the purpose of in-licensing late-stage oncology products. We intend to use Dr. Lenaz's experience to complete development and to commercialize these products.

        We were incorporated in Colorado in December 1987. On August 7, 1996, we changed our name from Americus

Funding Corporation to NeoTherapeutics, Inc. In June 1997, our stockholders approved the reincorporation of NeoTherapeutics, Inc. as a Delaware corporation. Our wholly-owned subsidiary, Advanced ImmunoTherapeutics, Inc. ("AIT"), was incorporated as a California corporation in June 1987. In July 1989, in a transaction accounted for as a reverse acquisition, all of the stockholders of AIT exchanged all of their shares of AIT common stock for shares of our common stock, and AIT became our wholly-owned subsidiary. In April 1997, we established NeoTherapeutics GmbH ("NEOT GmbH"), as our wholly-owned subsidiary in Switzerland, for the purpose of conducting future licensing and other related activities in the international market. Our third subsidiary, NeoGene Technologies, Inc. ("NeoGene") was incorporated in California in October, 1999, for the purpose of commercializing functional genomics technologies being developed with the University of California, Irvine. Our fourth subsidiary, NeoOncoRx, Inc. ("NeoOncoRx") was incorporated in California in November, 2000 for the purpose of commercializing drugs for the treatment of cancer. At March 30, 2001, NeoGene and NeoOncoRx were 76% and 90% owned by NeoTherapeutics, Inc., respectively. Unless the context otherwise requires, all references to the "Company", "We", "Our", "Us" and "NeoTherapeutics" refer to NeoTherapeutics, Inc., a Delaware corporation, AIT, NEOT GmbH, NeoGene, and NeoOncoRx as a consolidated entity.

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

        Much of neuroscience-oriented biotechnology research centers on the investigation of certain proteins, known as neurotrophic factors, which are necessary to the early development of neurons, as well as their long-term maintenance and survival. These substances are involved in the fundamental formation and shaping of the nervous system. Given their role in the early neuron development and maintenance, it has been hypothesized that these neurotrophic factors could be used in the treatment of neurodegenerative diseases.

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

        The approach NeoTherapeutics has taken is to find small molecules which can pass through the blood-brain barrier and which can be administered orally or through injection. Our small-molecule approach, if successful, could lead to the development of compounds which can either mimic the actions of the larger molecule neurotrophic factors or stimulate the production of such factors within the brain, after administration either orally or through injection. We believe that such a development could represent a major advance in the treatment of neurological disorders.

OUR DRUG DEVELOPMENT STRATEGY

        We are engaged in research that has primarily focused on the development of new drugs that act on the nervous system to treat neurological and psychiatric diseases and conditions, such as memory deficits associated with Alzheimer's disease and aging, spinal cord injuries and Parkinson's disease, and other neurodegenerative and psychiatric conditions.

        Our scientific strategy is the synthesis of proprietary chemical molecules that modify specific biological processes in the body. The methods by which the molecules are synthesized are proprietary and we have patented specific molecules and their methods of use. Our first drug discovery platform was based upon the use of hypoxanthine, a natural non-toxic purine compound which is contained in the genetic material of all living matter. Hypoxanthine is chemically linked to a variety of other molecules in order to produce our proprietary series of compounds. The various molecules that are linked to hypoxanthine are selected from known drugs or naturally-occurring molecules that have established therapeutic activity, producing a potentially bi-functional compound. These compounds exhibit certain functional features of both hypoxanthine and the linked therapeutic compounds. Chemical and behavioral studies have given us reason to believe that this compound synthesis and selection process increases the probability that our new compounds will retain the actions exhibited by their "parent" molecules. We have also initiated additional platforms of new drugs based on other purine compounds.

        We synthesize new compounds and conduct the early testing to establish therapeutic potential necessary to obtain patents on new compounds. We have conducted pre-clinical testing of the safety and efficacy of certain of our compounds and intend to file an IND for each such compound which shows therapeutic potential. With respect to our Neotrofin compound, some clinical trials have been completed, others are in progress, and we intend to conduct additional clinical trials. We intend to seek out established pharmaceutical companies as partners for the development, manufacture and marketing of certain of our compounds.

PRODUCTS IN DEVELOPMENT

        The table below summarizes the primary or possible indications and development status for some of our current research and development programs.

====================================================================================================
PRODUCT           POSSIBLE INDICATIONS                       DEVELOPMENT STATUS
----------------- --------------------- ------------------------------------------------------------
Neotrofin(TM)     Alzheimer's Disease   Phase 1:      Nine clinical trials completed and additional
(AIT-082)                                             Phase 1 studies to be conducted in 2001

                                        Phase 2:      Four Phase 2 clinical trials completed
                                                      and one in progress

                  Spinal Cord Injury    Phase 2:      Phase 2 study initiated March 2001

                  Parkinson's disease   Phase 2:      Phase 2 study initiated March 2001

                  Peripheral
                  Neuropathy            Pre-clinical

                  Other
                  neurodegenerative
                  diseases              Pre-clinical
----------------- --------------------- ------------------------------------------------------------
AIT-034           Dementia              Pre-clinical: IND to be filed in 2001
----------------- --------------------- ------------------------------------------------------------
Neoquin(TM)       Bladder cancer        Phase 2:      Clinical trial to be conducted in 2001
                                                      pending completion of license agreement
----------------- --------------------- ------------------------------------------------------------

We cannot guarantee that any of our compounds will effectively treat the indicated diseases or conditions, or that any such compounds will receive FDA approval.

Neotrofin(TM)

        Neotrofin is our most extensively studied compound and has been the primary focus of our research efforts. Neotrofin has been shown in animal studies to enhance working (or recent) memory, the type of memory which is deficient in patients suffering from Alzheimer's disease. In addition, we believe that Neotrofin may help treat memory impairments in the aged, in stroke patients and in patients with traumatic brain injuries. Neotrofin may also help treat patients with nerve damage such as stroke, spinal cord injury and peripheral neuropathy and in neurodegenerative diseases such as Parkinson's disease and Huntington's disease.

        Pre-clinical testing involving laboratory animals has indicated that Neotrofin exhibits the following properties and/or effects:

        - Shown to reduce, delay and prevent memory deficits in aged animals; shown to enhance memory function in young and aged animals.

        -       Shown to protect brain cells against neurotoxic injury.

        -       Induces production of numerous neurotrophic growth factors.

        -       Induces sprouting of nerve cells in culture and in animals.

        -       Induces proliferation of neural stem cells.

        - Reduces the level of the toxic protein beta-amyloid in cell culture.

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

        We have shown that when administered to neurons in tissue culture, Neotrofin can induce the same neurite outgrowth effects as NGF (nerve growth factor). We have also shown that Neotrofin causes the production of mRNA (messenger ribonucleic acid) for multiple neurotrophic factors in tissue culture. In addition, we have demonstrated that oral administration of Neotrofin increases the levels of mRNA and protein for multiple neurotrophic factors in the central nervous systems of rats and mice. Other researchers have shown, in animals, that administration of multiple neurotrophic factors may be more effective as a treatment method for neurodegenerative diseases than the administration of a single factor. We believe that Neotrofin's mechanism of action involves activating the genes that lead to the production of a number of different neurotrophic factors. Neurotrophic factors themselves are not orally active and do not pass the blood-brain barrier. Therefore, should Neotrofin prove to be an effective treatment for neurological disorders, it could have two distinct practical advantages over neurotrophic factors administered alone directly into the brain as a treatment for such disorders: (i) it can be administered orally; and (ii) it induces the production of multiple neurotrophic factors in those areas of the brain associated with a variety of deficits.

        An IND was allowed for Neotrofin by the U.S. FDA in June 1997. The first clinical trial of Neotrofin(TM) in the United States began in July 1997 and was completed in 1998. Additional Phase 1 clinical trials evaluating safety and pharmacokinetic parameters have been conducted with Neotrofin. The results from the Phase 1 clinical trials indicate that Neotrofin is rapidly absorbed after oral administration and produces no serious side effects at high doses.

        The first Phase 2 clinical trial of Neotrofin (28 days of dosing) was initiated in July 1998 and completed in the first quarter of 1999. The results from this study confirmed the observations seen in the Phase 1 trials and also indicated improved memory performance. In the first quarter of 1999, we initiated a larger Phase 2 clinical trial (90 days of dosing) in Canada, Australia and the Republic of South Africa. The results from this study indicated that, at the highest tested dose of Neotrofin(TM), 500 mg/day, statistically significant improvements in the behavioral aspects of Alzheimer's disease were seen and there was a trend toward improvement in cognitive improvement in the ADAS-cog test, a standardized test that measures cognitive function. These effects were more pronounced in patients with more moderate Alzheimer's disease. Another Phase 2 clinical trial was initiated in the United States in the third quarter of 1999 to study the effects of oral Neotrofin in the brain using PET (Positron Emission Tomography) imaging technology. The results of this study indicated that higher doses of Neotrofin(TM) (500 and 1000 mg/day) demonstrated positive effects on cognition in psychometric tests and positive effects on PET and EEG (electroencephalogram) parameters. In the third quarter of 1999 we initiated a Phase 2 clinical trial in the United States to study the effects of a single dose level of Neotrofin compared to placebo when administered for 90 days. This study did not demonstrate any statistically significant effects of 150 mg of Neotrofin(TM) versus placebo. We also initiated, in the first quarter of 2000 and discontinued in the fourth quarter of 2000, a large multinational (excluding the United States) low dose-ranging Phase 2/3 study of Neotrofin. We initiated additional studies of Neotrofin(TM), for Alzheimer's disease, spinal cord injury and Parkinson's disease, in the first half of 2001.

        We expect that we will have to conduct and fund additional animal and human studies that may possibly include Phase 3 human clinical studies prior to submitting Neotrofin to the FDA, or regulatory agencies in other countries, for marketing approval. We cannot guarantee, however, that ongoing or future clinical trials of Neotrofin will be successful, that the marketing of Neotrofin will be approved by regulatory agencies, or that Neotrofin can be marketed successfully to its targeted population. See "Drug Approval Process and Government Regulation."

Other Compounds in Development

        Due to the historically limited resources available to us and our decision to focus those resources on the development of Neotrofin, our other compounds are in earlier stages of development. These compounds include:

        AIT-034: AIT-034 is a distinct chemical analog of hypoxanthine and pyrollidone that has been demonstrated in animal studies to enhance memory and to reverse memory deficits in severely impaired animals that do not respond to Neotrofin. AIT-034 does not induce the production of NGF, and its mechanism of action is therefore believed to be different than Neotrofin. We believe that AIT-034 could complement Neotrofin as a treatment for Alzheimer's disease and dementia.

        NeoTherapeutics drug discovery program has accelerated its process of synthesizing and testing new compounds. Currently all compounds from this program are still in the discovery phase and have not yet become development candidates. We anticipate that several compounds from this endeavor may become development candidates during 2001.

        Until extensive further development and testing is completed, which will take many years, if undertaken at all, the therapeutic and other effects of these compounds cannot be established.

PRIMARY THERAPEUTIC TARGETS

        Alzheimer's Disease. Alzheimer's disease is a neurodegenerative brain disorder that leads to progressive memory loss and dementia. Alzheimer's disease generally follows a course of deterioration over eight years or more, with the earliest symptom being impairment of short-term memory. Alzheimer's disease is now recognized as the most common cause of severe intellectual impairment in persons over the age of 65 in the United States, with approximately four million Americans diagnosed as suffering from Alzheimer's disease. The number of patients with Alzheimer's disease is expected to reach 14 million by 2050. Alzheimer's disease is the fourth leading cause of death in the United States with approximately 100,000 deaths per year. The Alzheimer's Association has estimated that the overall care costs required for the treatment and care of the estimated four million U.S. patients with Alzheimer's disease are $100 billion per year. There are currently four drugs approved for the treatment of Alzheimer's disease in the United States: Cognex(R) (Warner Lambert), Aricept(R) (Pfizer and Eisai), Exelon(R) (Novartis) and Reminyl(R) (Janssen and Shire). Cognex(R) is no longer actively marketed in the United States and Reminyl(R) was just approved in the first quarter of 2001 and therefore there are no sales from these two drugs at this time. We have two compounds in development, Neotrofin and AIT-034, which have shown potential to treat Alzheimer's disease.

        Dementia and Memory Impairment Associated with Aging. Because the populations of developed countries are aging, the costs and social burden of medical care and housing of aged persons suffering from mentally deteriorative diseases are increasing. The availability of a drug to reduce the memory impairments associated with aging would not only have a significant economic impact but would also greatly improve the quality of life for the elderly population. Both Neotrofin and AIT-034 have shown to be effective in improving memory loss associated with aging in mice. Clinical trials indicate that Neotrofin also improves memory performance in patients with Alzheimer's disease.

        Spinal Cord Injury. There are an estimated 200,000 severely disabled survivors of spinal cord trauma in the United States with approximately 10,000 new injuries each year. The cost of care and services for these individuals is estimated to exceed $10 billion per year. Significant research efforts are currently being focused on the neurotrophic factors that can initiate and support new cell development, guide new or damaged nerves to appropriate targets and maintain neuronal function. Animal studies have shown that functional restorations are possible with appropriate neurotrophic factors. A major obstacle to the effective use of these neurotrophic factors is the delivery of the appropriate neurotrophic factors to the site of damage. Neotrofin has been shown in mice to cause the production of several neurotrophic factors in the spinal cord after oral administration, demonstrating that it can effectively penetrate the blood-brain barrier. We believe that Neotrofin potentially could be used to stimulate the regeneration of nerves damaged by spinal cord injury. We have paid $50,000 and have committed an additional $50,000 to establish a NeoTherapeutics Fellowship as part of the Reeve-Irvine Research Center for spinal cord injury at the University of California, Irvine. We initiated a clinical trial in March 2001 to study the effects of Neotrofin(TM) on spinal cord injury.

        Parkinson's disease. An estimated 1-1.5 million Americans suffer from Parkinson's disease. Parkinson's disease is a neurodegenerative disease that results as a consequence of the death of dopaminergic neurons in the substantia nigra of the brain. These cells are responsible for producing and responding to the neurotransmitter dopamine which is deficient in patients with Parkinson's disease. This dopamine deficiency leads to a variety of movement disorders including rigidity, tremor, slowness of movement, poor balance and walking problems. Dementia is also common in the later stages of the disease. Current therapy consists primarily of dopamine analogs to increase dopamine levels and drugs to alleviate the various movement symptoms. We initiated a clinical trial in March 2001 to study the effects of Neotrofin(TM) on this disease.

        Peripheral Neuropathy. An estimated 60% of the 13 million diabetic patients in the United States suffer from some damage to their peripheral nerves leading to numbness and tingling of fingers, hands, toes and feet; weakness in hands and feet; and pain and/or burning sensation in the hands and feet. Peripheral neuropathy is also a major problem in patients undergoing cancer chemotherapy. Many chemotherapeutic agents are neurotoxic leading to the same symptoms described for peripheral diabetic neuropathy. The current market for drugs for the diabetic peripheral neuropathy alone is more than $16 billion per year.

        Stroke. Among older Americans, stroke ranks as the third leading cause of death. An estimated 500,000 people in the United States suffer strokes each year. The costs associated with the treatment and care of stroke patients are estimated to be approximately $25 billion per year. Most therapeutic approaches to treating strokes are directed towards correcting the circulatory deficit or to blocking the toxic effects of chemicals released in the brain at the time of the stroke. Since Neotrofin has the potential to be neuroprotective in addition to enhancing nerve regeneration, we believe that it may prove useful in treating stroke.

        Functional Genomics. In 2000, under the auspices of the Human Genome Project of the National Institutes of Health, the entire sequence of the human genetic blueprint was deciphered. Knowledge of the sequence of a gene does not tell what the function and purpose of that gene is in the body. Understanding the function and purpose of each of the human genes in the body is a process called "functional genomics." Of the approximately 35,000 human genes which control all of the body's functionality, approximately 1,000 are in a class called G-protein-coupled receptors ("GPCRs"), which regulate key cell functions. The purpose and function of approximately 140 GPCRs remains unknown today. They are called the "orphan receptor" genes.

        Using genetic engineering techniques, it has been possible to deduce the function of certain orphan receptor genes, but the process is difficult, labor intensive and expensive. Of the 20 orphan receptor genes whose functions have been established, six have been discovered as a result of research conducted by Dr. Olivier Civelli, the most discovered by a single group. Among them is the MCH receptor, which is associated with obesity control, and Urotensin II, a potent controller of blood pressure.

        In September 1999, we entered into a collaborative research agreement with the University of California, Irvine which grants us the exclusive right to all technology and products developed by Dr. Civelli and his colleagues in exchange for research funding support in the amount of $2.0 million over three years. While it may be several years before therapeutic product candidates are identified, this technology platform complements our current technology base and product pipeline and should provide us with the next generation of potential products.

        Oncology. In 1999, an estimated 552,200 Americans were expected to die of cancer, more than 1,500 people a day. Cancer is the second leading cause of death in the U.S., exceeded only by heart disease. In the U.S., 1 of 4 deaths is from cancer. In 2000, approximately 1,220,100 new cancer cases were expected to be diagnosed. The cost of treating and caring for patients with cancer in 1999 was estimated at $107 billion; $37 billion for direct medical costs (total of all health expenditures), $11 billion for indirect morbidity costs (cost of lost productivity due to illness), and $59 billion for indirect mortality costs (cost of lost productivity due to premature death).

        In early 2000, we signed a Letter of Intent with the Netherlands-based NDDO Research Foundation to in-license Neoquin(TM) ("EO9") and 80 related anti-cancer compounds. Pending completion of a licensing agreement, Neoquin(TM) will enter Phase 2 clinical trials in bladder cancer.

BUSINESS STRATEGY

Marketing and Sales

        We do not currently sell any products and therefore have no marketing, sales, or distribution organization. We intend to complete a series of strategic alliances with multinational or large regional pharmaceutical companies having substantial financial capacity, marketing capability and clinical development expertise, who can assist us in the development, marketing and sale of Neotrofin and our potential other products. However, we may seek to retain rights to co-market our products in the United States.

        We believe the support of the NIA and the NIMH, along with the Alzheimer's Disease Cooperative Study, the clinical arm of the NIA's research on Alzheimer's disease, could contribute significantly to the future marketing and educational efforts directed to physicians who treat Alzheimer's disease patients. We believe that this exposure to the leaders in the field of neurodegenerative diseases may reduce the time and marketing costs required to introduce our potential products when and if they are approved by the FDA.

Strategic Alliances

        We believe that our patented technology platforms provide a major commercial opportunity for developing strategic alliances with larger pharmaceutical companies. We believe that any such alliance would enable us to focus on our inherent strength; namely exploitation of the technology platform to develop additional novel therapies.

        The most common phase in which industry collaborations are completed is the discovery stage, since a license for early stage discoveries generally cost a large pharmaceutical company much less than licensing later stage products. We chose to postpone the structuring of a corporate sponsored licensing agreement for Neotrofin in favor of an early stage, government-assisted development program. By completing strategic alliances later in the development cycle, we hope to increase value for our stockholders that may be reflected in the enhanced terms of any licensing agreement.

        From time to time we engage in licensing discussions with one or more multinational or regional pharmaceutical companies. We anticipate that the terms of any strategic alliance that we enter into for our lead compound, Neotrofin, will include an up-front payment, milestone payments, royalties on product sales, and agreements requiring the licensee to purchase drug compounds from us. We cannot guarantee that any such discussions will result in a commercial transaction on favorable terms.

        In March 2001, NeoGene entered into a licensing agreement with Pfizer, Inc. Under the terms of the agreement, NeoGene has received an initial payment of $100,000 and can receive milestone payments on potential products arising from research on one of NeoGene's proprietary orphan G-protein-coupled receptors. The initial payment and milestone payments have a potential to reach $12.0 million. However, there can be no assurance that the development project will be successful and result in our receiving any further milestone payments.

Research Collaborations

        We currently have several proprietary compounds in various stages of pre-clinical development. From time to time, we evaluate these compounds for efficacy in specialized assays or test models. We locate expert academic researchers to perform the desired tests and provide them, through their respective academic institutions, with grants and/or contracts to perform the designated tests while we maintain proprietary rights to the compounds. We monitor these studies to ensure that these studies are performed to the highest research standards.

Production

        We currently have our compounds manufactured in large scale by third party vendors and have no plans to establish our own manufacturing facilities. In connection with any licensing arrangements we may enter into, we intend to retain the rights to control the manufacturing and sale of our compounds to our licensees. Preliminary estimates indicate that Neotrofin can be manufactured cost effectively.

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

New Drug Development and Approval

        The United States system of new drug approval is one of the most rigorous in the world. According to a June 2000 report by the Pharmaceutical Research and Manufacturers of America, it costs an average of $500 million and takes an average of 12 to 15 years from discovery of a compound to bring a single new pharmaceutical product to market. Approximately one in 1,000 compounds that enter the pre-clinical testing stage eventually makes it to human testing and only one-fifth of those are ultimately approved for commercialization. In recent years, societal and governmental pressures have created the expectation that drug discovery and development costs can be reduced without sacrificing safety, efficacy and innovation. The need to significantly improve or provide alternative strategies for successful pharmaceutical discovery, research and development remains a major health care industry challenge.

Drug Discovery

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

Pre-clinical Testing

        During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests can take up to three years or more to complete.

Investigational New Drug Application (IND)

        After pre-clinical testing, an IND is submitted to the FDA to begin human testing of the drug. The IND becomes effective if the FDA does not reject it within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the studies were conducted, how the chemical compound is manufactured, the method by which it is believed to work in the human body, and any toxic effects of the compound found in the animal studies. In addition, the IND clinical protocol must be reviewed and approved by an Institutional Review Board comprised of physicians and lay people at the hospital or clinic where the proposed studies will be conducted. Progress reports detailing the results of both animal studies and human clinical trials must be submitted at least annually to the FDA.

Phase 1 Clinical Trials

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

Phase 2 Clinical Trials

        In Phase 2 clinical trials, controlled studies of volunteer patients with the targeted disease assess the drug's effectiveness. These studies are designed primarily to determine the appropriate dose levels and to evaluate the effectiveness of the drug on the volunteer patients, as well as to determine if there are any side effects on these patients. These studies can take up to two years or more.

Phase 3 Clinical Trials

        This phase can last up to three years or more and usually involves large numbers of patients with the targeted disease. During the Phase 3 clinical trials, physicians monitor the patients to determine efficacy and to observe and report any adverse reactions that may result from long-term and more widespread use of the drug.

New Drug Application (NDA)

        After completion of all three clinical trial phases, the data is analyzed and, if the data indicates that the drug is safe and effective, an NDA is filed with the FDA. The NDA must contain all of the information on the drug that has been gathered to date, including data from the clinical trials. NDAs are often over 100,000 pages in length. After passage of the Prescription Drug User Fee Act, average review times for new medicine applications dropped from nearly 30 months in 1992 to less than 12 months at this time.

Fast Track Review

        In September 1998, the FDA clarified procedures for accelerating the approval of drugs to be marketed for serious diseases for which the manufacturer can demonstrate the potential to address unmet medical needs. We do not know whether Neotrofin will fulfill this requirement for the treatment of Alzheimer's disease as there are drugs currently approved and available for such treatment. However, Neotrofin might qualify for "fast track" classification in a different disease indication. At this time, we have not requested fast track designation for Neotrofin.

        The FDA has also made provisions for priority review of drugs. A drug will qualify for priority review if it provides a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease regardless if the indication is serious or life-threatening. We believe that Neotrofin may qualify for priority review.

Approval

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

RESEARCH AND DEVELOPMENT

        Since our inception, we have devoted substantially all of our efforts to research and development. Research and development expenditures were $8,542,034 in 1998, $20,057,687 in 1999 and $38,766,884 in 2000.

PATENTS AND PROPRIETARY RIGHTS

        Patents and other proprietary rights are vital to our business. Our policy is to seek patent protection for our proprietary compounds and technology, and we intend to protect our technology, inventions and improvements to inventions that are commercially important to the development of our business. We also intend to rely on trade secrets, know-how, continuing technology innovations and licensing arrangements to develop and maintain our competitive position. In addition, we have applied for registration of several trademarks, including the name of the Company, NeoTherapeutics, and our potential products.

        We are the assignee of the following four patents issued to Alvin J. Glasky, our Chairman, Chief Executive Officer and Chief Scientific Officer.

        (1) On February 25, 1992, Dr. Alvin Glasky, our Chairman, Chief Executive Office and Chief Scientific Officer, was issued a United States patent (No. 5,091,432) which establishes proprietary rights for a series of compounds whose chemistry is based upon a purine, hypoxanthine, and for the use of these compounds in the treatment of neuroimmunologic disorders. This patent expires on February 25, 2009. These compounds are bi-functional drugs that combine the ability of hypoxanthine to be absorbed rapidly into the body with the pharmacological activity of a second molecular component. These second components were selected to provide a wide variety of potential therapeutic applications that act on the central nervous system to treat neurological or psychiatric diseases or conditions associated with Alzheimer's disease, impairment associated with aging, Parkinson's disease, stroke, spinal cord injuries, migraine and depression.

        (2) On September 5, 1995, a second United States patent (No. 5,447,939) was issued to Dr. Glasky which covers the treatment of neurological and neurodegenerative diseases through modification of certain biochemical processes in cells. This patent expires on July 25, 2014. This second patent also incorporates certain technology developed under the auspices of, and belonging to, McMaster University in Ontario, Canada.

        (3) On September 1, 1998, Dr. Glasky was issued a third United States patent (No. 5,801,184) which relates to the control of neural activity and the treatment of neurological disorders by controllably inducing the in vivo genetic expression of naturally occurring protein molecules including neurotrophic factors. This patent expires on September 1, 2015. This third patent also incorporates certain technology developed under the auspices of, and belonging to, McMaster University in Ontario, Canada.

        (4) On February 22, 2000, a fourth United States patent (No. 6,027,936) was issued to Dr. Glasky which covers the use of certain purine-containing compounds to induce the production of naturally occurring neural growth factors for the purpose of stimulating neuritogenesis, or sprouting of nerve cells. This patent expires on July 25, 2014.

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

        With respect to the second United States patent described above, we have entered into a license agreement whereby McMaster University has licensed to NeoTherapeutics all patent rights belonging to McMaster University contained in such patent. This agreement calls for annual minimum royalty payments of $25,000 per year to McMaster University, with the first payment due in July of 1997 until expiration of the related patent rights, and for us to pay to McMaster University a royalty of five percent of the net sales of all products sold by NeoTherapeutics which incorporate the patent rights licensed to us by McMaster University. The third and fourth U.S. patents are covered under this agreement.

        On February 16, 2001, a United States patent application issued to Dr. Glasky which covers the use of certain compounds containing both purine and serotonin moieties for treatment of anxiety, has been allowed. Dr. Glasky has assigned his rights in this patent to the Company.

        In addition to a number of foreign patents, which have been granted corresponding to the first and third United States patents described above, we also currently have thirteen additional United States patent applications and a number of corresponding foreign patent applications on file. There can be no assurance, however, that the scope of the coverage claimed in our patent applications will not be significantly reduced prior to a patent being issued.

        NeoGene also maintains a patent portfolio with five applications currently on file in the United States and corresponding applications in foreign countries. The same issues pertaining to NeoTherapeutics patent portfolio also apply to the NeoGene portfolio.

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

COMPETITION

        The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are engaged in activities similar to that of NeoTherapeutics. Our competitors that have a product on the market within our clinical focus include Amgen, Inc., Bayer AG, Eli Lilly and Co., Novartis, Bristol-Myers Squibb Company, Glaxo SmithKline, Regeneron Pharmaceuticals, Inc., Vertex Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Aventis, Elan Corporation, Pfizer, Inc. and Janssen and Shire, among others. Competitors that have a similar strategic and clinical focus as us include Axonyx, Cortex, Curis, Diacrin, Genset, Interneuron, Neurobiological Technologies, Neurocrine Biosciences, Neurogen, NPS Pharmaceuticals Inc., StemCells, Inc., Synaptic and Titan Pharmaceuticals. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies. These companies and institutions also compete with us in recruiting highly qualified scientific personnel. Many of our competitors have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures.

        Although we have begun to conduct clinical trials with respect to Neotrofin, we have not conducted clinical trials with respect to any of our other compounds under development nor have we sought the approval of the FDA for any product based on such compounds. Furthermore, if we are permitted to commence commercial sales of products based on compounds we develop, including Neotrofin, and decide to manufacture and sell such products ourselves, then we will also be competing with respect to manufacturing efficiency and marketing capabilities, which are areas in which we have no prior experience.

        Any product for which we obtain FDA approval must also compete for market acceptance and market share. A number of drugs intended for the treatment of Alzheimer's disease, memory loss associated with aging, stroke and other neurodegenerative diseases and disorders are on the market or in the later stages of clinical testing. Four drugs are currently approved for the treatment of Alzheimer's disease in the United States and both are cholinesterase inhibitors: Cognex(R) (tacrine), formerly marketed by Warner-Lambert Co., Aricept(R) (donepezil), marketed by Pfizer, Inc. and Eisai Co., Ltd., Exelon(R) (rivastigmine), marketed by Novartis, and Reminyl(R) (galantamine), marketed by Janssen and Shire.

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

        We expect technological developments in the field of neuropsychopharmacology to continue to occur at a rapid rate and expect competition will remain intense as advances continue to be made. Although we believe, based on the preliminary pre-clinical test results involving certain of our compounds, that we will be able to continue to compete in the discovery and early clinical development of compounds for neurological and psychiatric disorders, we cannot guarantee that we will be able to do so. At present, we do not have sufficient resources to compete with major pharmaceutical companies in the areas of later-stage clinical testing, manufacturing and marketing.

EMPLOYEES

        As of December 31, 2000, we had fifty-three full-time employees, of which ten hold Ph.D. degrees, four hold M.D. degrees and eight part-time employees. There can be no assurance that we will be able to attract and retain qualified personnel in sufficient numbers to meet its needs. Our employees are not subject to any collective bargaining agreements, and we regard our relations with our employees to be good.


                                  RISK FACTORS


        Your investment in our common stock involves a high degree of risk. You should consider the risks described below and the other information contained in this prospectus carefully before deciding to invest in our common stock. If any of the following risks actually occur, our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment.

OUR LOSSES WILL CONTINUE TO INCREASE AS WE EXPAND OUR DEVELOPMENT EFFORTS, AND OUR EFFORTS MAY NEVER RESULT IN PROFITABILITY.

        Our cumulative losses during the period from our inception in 1987 through December 31, 2000 were approximately $96.2 million, almost all of which consisted of research and development and general and administrative expenses. We lost approximately $11.6 million in 1998, $26.0 million in 1999 and approximately $46.4 million in 2000. We expect our losses to decrease in the year 2001, but to increase in the future as we expand our clinical trials and increase our research and development activities. We currently do not sell any products and we may never achieve significant revenues or become profitable. Even if we eventually generate revenues from sales, we nevertheless expect to incur significant operating losses over the next several years.

OUR POTENTIAL DRUG PRODUCTS ARE IN AN EARLY STAGE OF CLINICAL AND PRECLINICAL DEVELOPMENT AND MAY NOT PROVE SAFE OR EFFECTIVE ENOUGH TO OBTAIN REGULATORY APPROVAL TO SELL ANY OF THEM.

        We currently are testing our first potential drug product in human clinical trials. Our other proposed products are in preclinical development. We cannot be certain that any of our potential or proposed products will prove to be safe or effective in treating disorders of the central nervous system or any other diseases. All of our potential drugs will require additional research and development, testing and regulatory clearance before we can sell them. We cannot be certain that we will receive regulatory approval to sell any of our potential drugs. We do not expect to have any products commercially available for at least two years, if at all.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FUNDING ON ACCEPTABLE TERMS, WE MAY HAVE TO DELAY OR ELIMINATE ONE OR MORE OF OUR DEVELOPMENT PROGRAMS.

        We currently are spending cash at a rate in excess of approximately $2.3 million per month, and we expect this rate of spending to continue for at least the following 12 months. We believe that, together with periodic sales of common stock such as the $3.5 million and the $5.0 million sales in February and March 2001, respectively, the ability to draw down a $25 million credit line entered into with a major investment bank in April 2001, and, assuming that the holders of our Class B Warrants continue to exercise our Class B Warrants in response to our call notices, our existing cash and capital resources will satisfy our current funding requirements for at least the next twelve months. Should we not be able to continue periodic sales of our common stock or to utilize our credit line, and if the market price of our common stock is less than $5.00 per share, we may not be able to use our Class B Warrants as a financing source, and we may have to seek additional funding. We may not be able to obtain additional funds on acceptable terms or at all. If adequate funds are not available, we will have to delay or eliminate one or more of our development programs.

        We expect that we will need substantial additional funds to complete development and clinical trials of Neotrofin(TM), our lead drug candidate, before we will be able to submit it to the FDA for approval for commercial sale, and to support the continued development of Neoquin(TM), our lead anti-cancer drug candidate. Our capital requirements will depend on many factors, including:

        -       continued scientific progress in research and development;

        -       the progress of preclinical and clinical testing;

        - the cost involved in filing, prosecuting and enforcing patent claims;

        -       the effect of competing technological developments;

        -       the cost of manufacturing scale-up;

        -       the cost of commercialization activities;

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

COMPETITION FOR PATIENTS IN CONDUCTING CLINICAL TRIALS AND EXTENSIVE REGULATIONS GOVERNING THE CONDUCT OF CLINICAL TRIALS MAY PREVENT OR DELAY APPROVAL OF A DRUG CANDIDATE AND STRAIN OUR LIMITED FINANCIAL RESOURCES.

        Many pharmaceutical companies are conducting clinical trials in patients with Alzheimer's disease. As a result, we must compete with them for clinical sites, physicians and the limited number of patients with Alzheimer's disease who fulfill the stringent requirements for participation in clinical trials. This competition may increase costs of our clinical trials and delay the introduction of our potential products.

ANY FAILURE TO COMPLY WITH EXTENSIVE GOVERNMENTAL REGULATION COULD PREVENT OR DELAY PRODUCT APPROVAL OR CAUSE GOVERNMENTAL AUTHORITIES TO DISALLOW OUR PRODUCTS AFTER APPROVAL AND SUBJECT US TO CRIMINAL OR CIVIL LIABILITIES.

        The U.S. Food and Drug Administration, or FDA, and comparable agencies in foreign countries impose many requirements on the introduction of new drugs through lengthy and detailed clinical testing procedures, and other costly and time consuming compliance procedures. These requirements make it difficult to estimate when Neotrofin(TM) or any other potential product will be available commercially, if at all.

        Our proprietary compounds will require substantial clinical trials and FDA review as new drugs. Even if we successfully enroll patients in our clinical trials, patients may not respond to our potential drug products. We think it is prudent to expect setbacks. Failure to comply with the regulations applicable to such testing may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, or any comparable regulatory agency in another country, may suspend clinical trials at any time if it concludes that the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies or the data derived therefrom may be unsuitable for submission to the FDA or other regulatory agencies.

        We cannot predict with certainty when we might submit any of our proposed products currently under development for regulatory review. Once we submit a proposed product for review, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain such approvals, our business may be damaged. If we fail to comply with regulatory requirements, either prior to approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in:

        -       product recalls or seizures;

        -       injunctions;

        -       civil penalties;

        -       criminal prosecution;

        - refusals to approve new products and withdrawal of existing approvals; and

        -       enhanced exposure to product liabilities.

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

        We also will need substantial additional expertise in finance and marketing and other areas in order to achieve our business objectives. Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the inability to attract and retain the additional skilled personnel required for the expansion of our business, could damage our business.

IF WE CANNOT PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY, THE VALUE OF OUR RESEARCH COULD DECLINE AS OUR COMPETITORS APPROPRIATE PORTIONS OF OUR RESEARCH.

        We actively pursue patent protection for our proprietary products and technologies. We hold four U.S. patents and currently have thirteen U.S. patent applications pending. In addition, we have numerous foreign patents issued and patent applications pending corresponding to our U.S. patents. However, our patents may not protect us against our competitors. We may have to file suit to protect our patents or to defend our use of our patents against infringement claims brought by others. Because we have limited cash resources, we may not be able to afford to pursue or defend against litigation in order to protect our patent rights.

        We also rely on trade secret protection for our unpatented proprietary technology. However, trade secrets are difficult to protect. While we enter into proprietary information agreements with our employees and consultants, these agreements may not successfully protect our trade secrets or other proprietary information.

WE ARE A SMALL COMPANY RELATIVE TO OUR PRINCIPAL COMPETITORS AND OUR LIMITED FINANCIAL AND RESEARCH RESOURCES MAY LIMIT OUR ABILITY TO DEVELOP AND MARKET NEW PRODUCTS.

        Many companies, both public and private, including well-known pharmaceutical companies, are developing products to treat Alzheimer's disease and certain of the other applications we are pursuing. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. As a result, our competitors may develop additional drugs that are more effective or less costly than any drug which we may develop.

OUR LACK OF EXPERIENCE AT CONDUCTING CLINICAL TRIALS OURSELVES MAY DELAY THE TRIALS AND INCREASE OUR COSTS

        We intend to conduct some future clinical trials ourselves rather than hiring outside contractors. We believe this conversion may reduce the costs associated with the trials and give us more control over the trials. However, while some of our management has had experience at conducting clinical trials, we have never done so as a company. Our lack of experience may delay the trials and increase our costs. We think it is prudent to expect setbacks as we make this transition.

OUR MANAGEMENT HAS LIMITED MANUFACTURING AND MARKETING EXPERIENCE AND MAY BE UNABLE TO MANAGE OUR GROWTH OR MANUFACTURE AND MARKET OUR PRODUCTS SUCCESSFULLY.

        To date, we have engaged exclusively in the development of pharmaceutical technology and products. Our management has substantial experience in pharmaceutical company operations, but has limited experience in manufacturing or procuring products in commercial quantities or in marketing pharmaceutical products. Our management has only limited experience in negotiating, establishing and maintaining strategic relationships, conducting clinical trials and other later-stage phases of the regulatory approval process.

        If we receive FDA approval of any of our potential products, we may decide to establish a commercial-scale manufacturing facility for our products. The establishment of such a facility will require substantial additional funds and personnel, and we will need to comply with extensive regulations applicable to such a facility. These requirements and the associated growth would strain our existing management and operations. Our ability to manage such growth depends upon the ability of our officers and key employees to:

        -       broaden our management team;

        - develop additional expertise among existing management personnel;

        -       attract, hire and retain skilled employees; and

        - implement and improve our operational, management information and financial control systems.


FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT FROM GOVERNMENT HEALTH ADMINISTRATION AUTHORITIES, PRIVATE HEALTH INSURERS AND OTHER ORGANIZATIONS COULD MATERIALLY ADVERSELY AFFECT OUR FUTURE BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        Our ability to market and sell our products will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third party payers are increasingly challenging the price of medical products and services.

        Significant uncertainty exists as to the reimbursement statements of newly approved health care products. We cannot be certain that any products approved for marketing will be considered cost effective or that reimbursement will be available or that allowed reimbursement will be adequate. In addition, payers' reimbursement policies could adversely affect our ability to sell our products on a profitable basis.

HOLDERS OF OUR CONVERTIBLE PREFERRED STOCK AND WARRANTS COULD ENGAGE IN SHORT SELLING TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OR EXERCISE OF THE SECURITIES AND DECREASE THE EXERCISE PRICE OF THE WARRANTS. IF THIS OCCURS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE.

        The holders of shares of preferred stock issued by our subsidiary, NeoGene Technologies, Inc., have rights to exchange those shares for shares of our convertible preferred stock or for NeoGene's Series A Preferred Stock. If we hold less than $5 million in cash and cash equivalents at the time of the exchanges, the holders have the right to exchange those shares into our convertible debentures. If those exchange rights are exercised, the number of shares of common stock issuable upon conversion of the convertible preferred stock or debentures will vary with the market price of our common stock. The shares of our convertible preferred stock or debentures will generally be convertible into common stock at a conversion price equal to 101% or 100% of the average of either the lowest ten or the lowest seven, respectively, closing bid prices of our common stock in the previous 30 trading days, and subject to caps of either 120% or 150% of the market price of our common stock at the time of the exchange, in each case depending upon the series of NeoGene preferred stock exchanged. Consequently, the number of shares of common stock issuable upon conversion of the convertible preferred stock or debentures will vary with the market price of our stock. A greater number of shares of our common stock are issuable the lower the price of our common stock. Increased sales volume of our common stock could put downward pressure on the market price of the shares. This fact could encourage holders of the securities to sell short our common stock prior to conversion of the securities, thereby potentially causing the market price to decline and a greater number of shares to become issuable upon conversion of the preferred stock or debentures. The holders of the securities could then convert their securities and use the shares of common stock received upon conversion to cover their short positions. The holders of the securities could thereby profit by the decline in the market price of the common stock caused by their short selling.

        Similarly, the exercise price of our outstanding Class B Warrants, if we deliver a redemption notice, is equal to the lesser of $33.75 per share (subject to adjustment for stock splits, reverse splits and combinations) and 97% of the closing bid price of our common stock on the trading day after the redemption notice is delivered. This fact could give the holders of our Class B Warrants incentive to sell short our common stock after receipt of a redemption notice, which could cause the market price to decline. The holders of the Class B Warrants could then exercise their Class B Warrants and use the shares of common stock received upon exercise to cover their short positions and thereby profit by the decline in the market price of the common stock caused by their short selling.

        Additionally, it is important to note that a significant amount of the NeoGene preferred stock and our warrants are owned by three investors. This fact gives these investors greater influence over the market price of our stock.

THE TRADING PRICE OF OUR COMMON STOCK AND THE TERMS OF OUR CONVERTIBLE SECURITIES AND WARRANTS MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ NATIONAL MARKET OR WE COULD BE DELISTED AND THE LIQUIDITY OF OUR COMMON STOCK WOULD DECLINE.

        Our common stock is listed on the Nasdaq National Market. To remain listed on this market, we must meet Nasdaq's listing maintenance standards and abide by Nasdaq's rules governing listed companies. If the price of our common stock falls below $1.00 per share for an extended period, or if we fail to meet other Nasdaq standards or violate Nasdaq rules, our common stock could be delisted from the Nasdaq National Market.

        Nasdaq has established certain rules regarding the issuance of "future priced securities." These rules may apply to the preferred stock or debentures we may issue in exchange for NeoGene preferred stock because the number of shares of our common stock issuable upon conversion of these securities is based upon a future price of our common stock. Nasdaq's concerns regarding these securities include the following:

        Stockholders must approve significant issuances of listed securities at a discount to market or book value. Nasdaq rules prohibit an issuer of listed securities from issuing 20% or more of its outstanding capital stock at less than the greater of book value or then current market value without obtaining prior stockholder consent. We did not obtain stockholder consent prior to issuing the NeoGene preferred stock and granting the exchange right to the holders of the NeoGene preferred stock. We anticipate, but are not assured of, obtaining this approval at our Annual Meeting of Stockholders to be held on June 11, 2001. Should the stockholders not approve this financing, we would be required to refund the sale proceeds and pay significant penalties.

        Public interest concerns. Nasdaq may terminate the listing of a security if necessary to prevent fraudulent and manipulative acts and practices or to protect investors and the public interest. With respect to future priced securities, Nasdaq has indicated that it may delist a security if the returns with respect to the future priced security become excessive compared to the returns being earned by public investors in the issuer's securities.

        Furthermore, certain requirements for continued listing, such as the $1.00 minimum bid price requirement, are outside of our control. Accordingly, there is a risk that Nasdaq may delist our common stock.

        If our common stock is delisted, we likely would seek to list our common stock on the Nasdaq SmallCap Market or for quotation on the American Stock Exchange or a regional stock exchange. However, listing or quotation on such market or exchange could reduce the market liquidity for our common stock. If our common stock were not listed or quoted on another market or exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. In addition, delisting from the Nasdaq National Market and failure to obtain listing or quotation on such other market or exchange would subject our common stock to so-called "penny stock" rules. These rules impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, if our common stock is delisted from the Nasdaq National Market and we fail to obtain listing or quotation on another market or exchange, broker-dealers may be less willing or able to sell and/or make a market in our common stock and purchasers of our common stock may have more difficulty selling such common stock in the secondary market. In either case, the market liquidity of our common stock would decline.

THERE ARE A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE IN THE PUBLIC MARKET. THE SALE OF THESE SHARES COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

        There were 17,255,319 shares of our common stock outstanding as of March 30, 2001. In addition, security holders held options and warrants as of March 30, 2001 which, if exercised, would obligate us to issue up to an additional 11,905,617 shares of common stock. A substantial number of those shares, when we issue them upon exercise, will be available for immediate resale in the public market. In addition, we have the ability to sell up to approximately $41 million of our common stock pursuant to a shelf registration that will be eligible for immediate resale in the market. Furthermore, these numbers do not include the number of shares of common stock that may become issuable upon conversion of the securities that we may be required to issue in exchange for shares of NeoGene preferred stock. While this number of shares cannot be accurately determined at this time, assuming an average conversion price of $5.00 per share, 1,790,000 shares would be issuable and available for resale upon conversion of these securities. The market price of our common stock could fall as a result of such resales.

ANY FUTURE EQUITY ISSUANCES BY US MAY HAVE DILUTIVE AND OTHER EFFECTS ON OUR EXISTING STOCKHOLDERS.

        We have financed our operations, and we expect to continue to finance our operations, by issuing and selling equity securities. Any issuances by us of equity securities may have a dilutive impact on our other stockholders. Additionally, such issuances would cause our net income or loss per share to decrease in future periods. As a result, the market price of our common stock could drop. In addition, if we issue common stock upon the exercise or conversion of our warrants and other convertible securities, it may be issued at a discount to its then-prevailing market price. These discounted sales could cause the market price of our common stock to drop.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS, AND MAY NOT HAVE SUFFICIENT PRODUCT LIABILITY INSURANCE.

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

THE USE OF HAZARDOUS MATERIALS IN OUR RESEARCH AND DEVELOPMENT EFFORTS IMPOSES CERTAIN COMPLIANCE COSTS ON US AND MAY SUBJECT US TO LIABILITY FOR CLAIMS ARISING FROM THE USE OR MISUSE OF THESE MATERIALS.

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

THE MARKET PRICE AND VOLUME OF OUR COMMON STOCK FLUCTUATE SIGNIFICANTLY AND COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL INVESTORS.

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

        Our directors and executive officers beneficially own approximately 12.6% of our outstanding common stock as of March 30, 2001. In addition, several of our stockholders, including Montrose Investments Ltd. and Strong River Investments, Inc. and Societe Generale have agreed that they will vote any and all shares of our common stock that they own as recommended by our board of directors in any meeting of our stockholders. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

EFFECT OF CERTAIN CHARTER AND BYLAWS PROVISIONS AND STOCKHOLDER RIGHTS PLAN.

        Certain provisions of our Certificate of Incorporation and Bylaws may make it more difficult for someone to acquire control of us. These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or discourage prevent someone from acquiring our business. These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.

        On December 13, 2000, we adopted a Stockholder Rights Plan pursuant to which we have distributed rights to purchase units of our capital Series B Junior Participating Preferred Stock. The rights become exercisable upon the earlier of ten days after a person or group of affiliated or associated persons has acquired 20% or more of the outstanding shares of our common stock or ten days after a tender offer has commenced that would result in a person or group beneficially owning 20% or more of our outstanding common stock. These rights could delay or discourage someone from acquiring our business.



ITEM 2. PROPERTIES

        During June 1997, we relocated our research and development and corporate administrative offices to a new 34,000 square foot facility constructed for us in Irvine, California. The facility is suitable and adequate to undertake our current research effort. However, we anticipate leasing additional space for our clinical and administrative support staff in 2001. The facility is occupied under a non-cancelable lease for seven years and contains two five-year options to renew.

The base monthly rent for the Irvine facility is currently $41,710 which amount is subject to minimum cost of living increases each July, plus taxes, insurance and common area maintenance. We also maintain a small administrative office in Zurich, Switzerland on an expense-sharing basis. We recently entered into a five-year sub-lease with the University of California, Irvine for a 10,000 square foot laboratory and administrative facility for our genomics subsidiary, NeoGene Technologies, Inc. Under its terms, sublease payments are at the rate of 50% of the basic rent charge, subject to certain conditions, and will commence upon completion of the facility which is expected during June 2001. The lease requires a basic monthly rate of $13,032 during the initial year, plus taxes, insurance, common area maintenance and scheduled rent increases for succeeding years over the five year term of the sublease.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

        As of March 30, 2001, there were 17,255,319 shares of common stock outstanding held of record by 320 stockholders.

MARKET FOR SECURITIES

        Our common stock is currently listed on the Nasdaq National Market and trades under the symbol "NEOT." For each of the calendar quarters indicated, the high and low trades of our common stock, as reported by NASDAQ, were as follows:

Year Ended December 31, 1999:
Quarter Ended                         High              Low
-------------                        -------          -------
March 31, 1999                       $13-3/4          $ 7-3/8
June 30, 1999                        $14-1/2          $     8
September 30, 1999                   $16-1/4          $ 9-1/8
December 31, 1999                    $14-1/2          $10-3/8

Year Ended December 31, 2000:
Quarter Ended
-------------
March 31, 2000                     $17-12/16        $16-13/16
June 30, 2000                      $10-14/16        $10-11/16
September 29, 2000                  $8-13/16          $7-6/16
December 29, 2000                    $4-7/16         $3-14/16

        The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

DIVIDENDS

        We have never paid cash dividends on our common stock and we do not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        The following is a summary of transactions between December 31, 2000, and March 30, 2001, involving sales of our securities that were not registered under the Securities Act of 1933 (the "Securities Act"). Exemption from registration was relied upon under Section 4(2) of the Securities Act for all transactions listed.

        1. On October 27, 2000 and October 31, 2000 we sold to two private investors 80,000 shares of common stock for cash proceeds of approximately $636,562 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into on April 6, 2000. On November 1, 2000 and November 2, 2000 the Company sold to two private investors 80,000 shares of common stock for cash proceeds of approximately $705,675 as a result of the exercise of an equal number of warrants by the investors under a callable warrant agreement entered into on April 6, 2000.

        2. Brighton Capital, Ltd, ("Brighton") acted as a finder with respect to the negotiation and execution of the agreement described above. As consideration for the services provided by Brighton in connection with the agreement, we paid Brighton a cash commission of $46,978, representing 3 1/2% of the gross sale proceeds realized from sale of the common stock plus five year warrants to purchase 8,053 shares of common stock at $15.00 per share.

        3. On December 18, 2000, our subsidiary NeoGene sold 44,445 shares Series B preferred stock for $2 million in cash. The preferred stock is convertible into an equal number of shares of common stock, representing approximately 4% ownership of NeoGene, and is also convertible into our convertible preferred stock. The investors also received five year warrants to purchase up to 9,387 shares of NeoGene common stock at

$45.00 per share and five-year warrants to purchase 30,000 shares of NeoTherapeutics common stock at an exercise price of $6.10 per share.

        4. Brighton Capital, Ltd. ("Brighton") acted as a finder with respect to the negotiation and execution of the agreement described in number 3. above. As consideration for services provided by Brighton in connection with the agreement, we paid Brighton a cash commission of $105,000 representing 5.25% of the principal plus five year warrants to purchase 10,000 shares of NeoGene at $45.00 per share.

        5. On January 30, 2001, we issued to two investors 1,070,336 shares of common stock under the reset agreement pursuant to the September 29, 2000, sale of $8.0 million common stock. The second and final reset expired March 14, 2001, and we are obligated to issue an additional 840,974 shares of common stock to the two investors. We received no consideration as a result of issuing shares pursuant to these reset provisions.

ITEM 6. SELECTED FINANCIAL DATA

        The following table presents our selected financial data. Certain of this financial data has been derived from our audited financial statements included in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                                                   Years Ended December 31,
                                             --------------------------------------------------------------------
                                               2000           1999           1998           1997           1996
                                             --------       --------       --------       --------       --------
                                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Revenues, from grants                     $     --       $     --       $     --       $     --       $     --
   Operating expenses:
      Research and development                 38,767         20,058          8,542          4,508            615
      General and administrative                5,107          3,465          3,123          2,342            660
      Settlement of litigation                     --          2,458             --             --             --
                                             --------       --------       --------       --------       --------
   Loss from operations                       (43,874)       (25,981)       (11,665)        (6,850)        (1,275)
   Other income (expense)                      (1,090)            (9)            60            688            236
   Minority interest in consolidated
      subsidiaries' net loss                   (1,463)            --             --             --             --
                                             --------       --------       --------       --------       --------
   Net loss                                  $(46,427)      $(25,990)      $(11,605)      $ (6,162)      $ (1,039)
                                             ========       ========       ========       ========       ========
   Basic and diluted loss per share          $  (4.37)      $  (3.68)      $  (2.07)      $  (1.14)      $  (0.32)
                                             ========       ========       ========       ========       ========

BALANCE SHEET DATA AT DECEMBER 31:
   Cash, cash equivalents and
      marketable securities                  $ 11,470       $  9,681       $  2,867       $  9,132       $ 17,444
   Property and equipment, net                  3,416          3,161          3,252          3,475            133
   Total assets                                15,781         13,174          6,826         13,198         17,979
   Current liabilities                          5,110          4,757          2,364          2,478          1,357
   Long-term debt, less current portion           474            637          1,126            177             --
   Minority interest in consolidated            7,280             --             --             --             --
     subsidiaries
   Total stockholders' equity                   2,830          7,705          3,290         10,543         16,622

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to financial statements included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

        From our inception in June 1987 through December 31, 2000, we have devoted our resources primarily to fund research and development, and incurred a cumulative net loss of approximately $96.2 million. During this period, we had only limited revenues from grants, and had no revenues from the sale of products or other sources. We expect our operating expenses to decrease in the immediate future, but to increase over the next several years as we expand our research and development and commercialization activities and operations. We expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies, which we are currently seeking. Through December 31, 2000, the operations of our NeoGene and NeoOncoRx subsidiary corporations were not material and, accordingly, no segment information is presented herein.

Year ended December 31, 2000 compared to Year ended December 31, 1999

        We had no revenues for the twelve-month periods ended December 31, 2000 or 1999.

        Research and development expenses for the twelve months ended December 31, 2000 increased by approximately $18.7 million or 93% over the previous year. This increase was due primarily to the costs and the expenses associated with the conduct of clinical and preclinical trials as we accelerated our program to commercialize our lead product candidate, Neotrofin TM. These costs and expenses were due primarily to the increased number and length of our clinical trials and manufacturing and formulation of drug compound, all of which were conducted by outside organizations. Internally, research and development expenses increased in the categories of salaries due to additional personnel, salary increases and related benefits. In November 2000, we terminated our contract with an outside clinical research organization and cancelled a major international clinical trial for Alzheimer's disease involving over 1,500 patients. The decision to cancel this trial was based on indeterminate efficacy at the same and lower doses in patients who participated in several other trials which were completed during 2000, and the positive results shown in a higher dose trial with a limited group of Alzheimer's patients. In March and April 2001, we began new Phase 2 clinical trials of Neotrofin(TM) in Alzheimer's disease and other indications at higher dose levels than administered in the previous trials. These new trials will be managed internally and we have increased the number of our employees and consultants for that purpose. In the immediate future we expect our research and development costs to decrease due to the net savings expected from internally managing our clinical trial program, as compared to the higher cost of using an outside clinical research organization. Thereafter, we expect that such expenses will again increase as we expand our clinical trials on Neotrofin(TM) and other drug candidates, as well as our research activities at our NeoGene subsidiary. Depending on the results of our planned clinical trials for Neotrofin(TM) and the outcome of the regulatory approval process, we will expand our manufacturing capabilities as we approach commercialization of our lead product, Neotrofin(TM).

        General and administrative expenses increased approximately $1.6 million, or 47% over the previous year. This increase is due primarily to increases in personnel, salary increases and related benefits, recruiting, relocation, travel, and depreciation and amortization.

        Interest income increased by $0.6 million, or 290% in 2000 over 1999 as a result of the full year utilization of invested funds. We expect interest earnings to decrease over the next year due to our use of the funds in current operations. Interest expense increased by $1.6 million, or 663% in 2000 over 1999, due principally to a non-cash interest charge related to amortization of discount and debt issuance costs of our convertible debentures. These securities were issued and converted into common stock during 2000.

        We expect the above-mentioned general and administrative expenses to increase in the immediate future due to expected increases in administrative support and sales and marketing activities associated with our change in strategy and continued focus on bringing one or more of our products to market.

Year ended December 31, 1999 compared to Year ended December 31, 1998

        We had no revenues for the twelve-month periods ended December 31, 1999 or 1998.

        Research and development expenses for the twelve months ended December 31, 1999 increased by approximately $11.5 million, or 135% over the previous year. This increase was due primarily to the costs and expenses associated with the conduct of clinical and preclinical trials as we accelerated our program to commercialize our lead compound, Neotrofin(TM). These costs and expenses were due primarily to the increased number and length of our clinical trials and manufacturing and formulation of drug compound, all of which were conducted by outside organizations. Internally, research and development expenses increased in the categories of salaries due to additional personnel and salary increases, research grants, professional fees due to increased patent activity, rent (due principally to the re-allocation from general and administrative expense as a result of research and development utilizing a higher proportion of our facility) and depreciation of property and equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

        From inception through December 31, 2000, we financed our operations primarily through sales of securities, borrowings, grants and deferred payment of salaries and other expenses from related parties. During September and October 1996, we sold a total of 2,700,000 units of our common stock and attached warrants to the public. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. We realized net cash proceeds of approximately $18.2 million from the sale. On March 27, 1998, we executed an agreement with a private investor (the "Equity Line Agreement") which provides for us, at our sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $15 million of our common stock. In addition, we issued to the investor five-year warrants to purchase 25,000 shares of common stock at $11.62 per share. Under the Equity Line Agreement, we received proceeds of approximately $3.55 million from sales of 506,049 shares of common stock in 1998, $1.95 million from sales of 211,393 shares of common stock in 1999 and an additional $2.0 million in January 2000 from the sale of 186,961 shares of common stock. On February 13, 2001, the Equity Line Agreement expired. On May 31, 1999 we sold to a group of private investors 400,000 shares of common stock for approximately $4.0 million. The investors also received five year warrants to purchase 80,000 shares of common stock at an exercise price of $15 per share. On July 29, 1999 we completed a secondary public offering and sold 1,150,000 shares of common stock, realizing approximately $8.7 million in net cash proceeds from the sale. On November 19, 1999 we sold to two private investors 845,594 shares of common stock for approximately $10.0 million and five year warrants to purchase 126,839 shares of common stock at $14.24 per share. On March 22, 2000 we issued to the investors an additional 43,383 shares of common stock for no further consideration, pursuant to a reset formula contained in the agreement.

        We also entered into the following financing transactions from January 1, 2000 through April 17, 2001.

        (1) On February 25, 2000 we sold to two private investors 520,324 shares of common stock for $8.0 million. The investors also received five-year warrants to purchase 104,000 shares of common stock at an exercise price of $21.00 per share.

        (2) On April 6, 2000, we entered into a financing transaction with two private investor groups. The transaction consists of (a) $10 million in 5% subordinated convertible debentures due April 6, 2005, (b) redeemable warrants to purchase up to 4 million shares of common stock over a two-year period (the "B" warrants) and
                (c) five-year warrants to purchase from 115,000 shares up to 265,000 shares of our common stock (the "A" warrants) at an exercise price of $19.67 per share. The B warrants can be redeemed in part by us as frequently as several times per week and when called for redemption can be exercised by the investors at 97% of the per share closing market price (i.e. a discount of 3%) and are exercisable at the sole option of the investors at the price of $33.75 per share. The number of B warrants that are exercisable at each redemption are subject to average daily volume restrictions and are callable only if the market price of our common stock is above $5.00 per share. At various times during 2000 we called and the investors exercised

                586,400 of our class B Warrants, resulting in the issuance of 586,400 shares of common stock for net proceeds of $5,120,654.

                The debentures were convertible into common stock at the lesser of $20.25 per share or 101% of the market price of the common stock as determined under the agreement. At various times through December 31, 2000, all $10,000,000 of the debentures plus $248,625 of accrued interest were converted into an aggregate of 1,594,177 shares of common stock.

        (3) On May 1, 2000, we completed a private placement of 500,000 shares of common stock for $7.0 million cash with an institutional investor. The investor also received five year warrants to purchase 125,000 shares of common stock at $17.50 per share.

        (4) On September 21, 2000, our subsidiary, NeoGene, sold 111,110 shares of Series A preferred stock for $5 million in cash to two private investors. The preferred stock is initially convertible into an equal number of shares of common stock, representing approximately 10% ownership of NeoGene. The investors also received five year warrants to purchase up to (i) 80,000 shares of NeoTherapeutics common stock at an exercise price of $10.47 per share and (ii) 22,676 shares of NeoGene common stock at an exercise price of $45.00 per share. 5% dividends on the preferred stock are cumulative and payable in NeoGene common stock or cash at our option. The preferred stock is automatically convertible into NeoGene common stock upon the closing of an initial public offering meeting certain criteria. As a result of our common stock price per share recently being less than $5.00 for five consecutive days, the investors have the right to exchange their NeoGene preferred shares for our similar securities, which are convertible into our common stock, within five years at a conversion price equal to the lesser of
                (i) 120% of the average closing bid price of our common stock for the five trading days immediately preceding the first date of issuance of our shares of preferred stock and (ii) 101% of the average of the lowest ten closing bid prices of our common stock, during the thirty trading days immediately preceding the conversion.

        (5) On September 29, 2000, we sold 968,524 shares of common stock to two private investors for $8 million cash. The investors also received five year warrants to purchase 193,706 shares of common stock at $10.13 per share. The agreement contained a reset formula which provided for the investor to obtain at nominal cost, additional shares of common stock based on the market price of the common stock determined thirty and sixty days after the effective date of the registration statement to be filed for this transaction. On January 30, 2001, the first vested period ended which resulted under the reset formula in the issuance of 1,070,336 shares of our common stock to the investors. On March 14, 2001, an additional 840,974 shares of our common stock was owed to the investors under the second and final reset under the agreement. We received no consideration as a result of issuing shares pursuant to these reset provisions.

        (6) On December 18, 2000, our subsidiary, NeoGene, entered into an agreement with an institutional investor for the issuance and sale of preferred stock and warrants for aggregate consideration of $2.0 million. Under the provisions of the agreement, NeoGene issued and sold to the investor a total of 44,445 shares of its Series B Convertible Preferred Stock, at a purchase price of $45 per share, and issued a five-year warrant to purchase a total of 9,387 shares of NeoGene common stock, at an exercise price of $45 per share. The Series B Preferred is convertible into shares of NeoGene common stock on a one-to-one basis, subject to certain antidilution adjustments, and automatically converts upon the earlier to occur of December 18, 2005 or the closing of an initial public offering of NeoGene common stock meeting certain criteria. The investor also received a five year warrant to purchase an aggregate of 30,000 shares of our common stock, at an exercise price of $6.10 per share. We also granted an exchange right to the investor which will allow the investor to exchange its shares of NeoGene Series B Preferred for our convertible preferred stock. The exchange right grants the investor the right, at its option, at any time and from time to time after June 18, 2001, to exchange all or a portion of the Series B Preferred shares then held by the investor for a number of shares of our designated convertible preferred stock, equal to (i) the aggregate liquidation preference of the Series B Preferred shares surrendered for exchange plus any accrued but unpaid dividends thereon, divided by (ii) the stated value per share of our preferred stock. Our preferred stock will be convertible into shares of common stock at a conversion price equal to the lesser of (i) 150% of the average of the closing bid prices of our common stock for the five trading days immediately preceding the first date of issuance of any shares of our preferred stock and (ii) 100% of the average of the lowest seven closing bid prices of the common stock during the thirty trading days immediately preceding the conversion.

        (7) On February 2, 2001, we sold 1,627,756 shares of common stock to a private investor for $3.5 million in cash.

        (8) On March 8, 2001, we sold 1,250,000 shares of common stock to a private investor for $5.0 million in cash.

                The investor also received five year warrants to purchase up to 125,000 shares of common stock at the exercise price of $5.00 purchase price per share.

        (9) On April 17, 2001, we entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,000 shares of our common stock for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 and $8 million within approximately 30 days and seven months, of the initial closing, respectively, and (c) five year warrants exercisable at 125% of the market price on the date of the respective closing for 20% of the gross proceeds of each of the aforementioned common stock and debenture issuances.

        At December 31, 2000, we had working capital of approximately $7.2 million which included cash and equivalents of approximately $6.2 million and short-term investments of approximately $5.3 million. In comparison, at December 31, 1999, we had working capital of approximately $5.2 million which included cash and cash equivalents of approximately $6.7 million and short-term investments of approximately $3.0 million. The $2.0 million increase in working capital is attributable primarily to the net proceeds of equity transactions entered into during 2000, aggregating approximately $47.1 million, less the funding of the $43.9 million operating loss for the year ended December 31, 2000, equipment purchases of $0.8 million and repayment of debt principal of $0.6 million. In 2001, we intend to spend approximately $2.5 million for additional equipment, including equipment for our new genomics-based subsidiary, as we further expand our research and development laboratories. We expect to partially finance these capital equipment acquisitions by utilizing our existing capital lease.

        During March 2001 we entered into a number of agreements, which are cancelable at any time with written notice, with approximately 50 different clinical sites in the United States to conduct a 500 patient Alzheimer's clinical trial which began in April 2001. We expect to spend approximately $8.2 million towards this clinical trial over the course of approximately one year. In addition, in March 2001, we began smaller scale clinical trials in spinal cord injury and Parkinson's disease. The cost of these trials will aggregate approximately $1.5 million over a one year period from their commencement date. The above trials will be managed internally and are estimated to cost an aggregate of approximately $9.7 million over an eighteen-month period.

        Since our inception, we have been in the development stage and therefore devote substantially all of our efforts to research and development. We have incurred cumulative losses of approximately $96.2 million through December 31, 2000, and expect to incur substantial losses over the next several years. We received $8.5 million in new funding in February and March 2001. In April 2001, we entered into an agreement with two private investor groups to provide equity and financing, aggregating approximately $24.0 million over approximately a one year period. Our future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within our control. Assuming that the aforementioned additional funding is available, we believe that our existing capital resources will be adequate to fund our capital needs for at least 12 months of operations. We also believe that, if these funds are not available, we may be required to scale-back or possibly cancel certain clinical trial activities or obtain additional financing elsewhere. Ultimately, we will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize our proposed products. If we are successful in obtaining additional equity funding, our existing stockholders could experience substantial dilution to their shares of stock.

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

        Our principal research and administrative facilities are located in the State of California which is currently experiencing an energy crisis. The continuation of this crisis could seriously disrupt or impair our ability to operate due to shortages of heat and power and/or the escalation of our operating costs.


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

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
Report of Independent Public Accountants........................................    29

Consolidated Balance Sheets.....................................................    30

Consolidated Statements of Operations...........................................    31

Consolidated Statements of Stockholders' Equity (Deficit).......................    32

Consolidated Statements of Cash Flows...........................................    36

Notes to Consolidated Financial Statements......................................    38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


        To the Board of Directors and Stockholders of NeoTherapeutics, Inc.:


        We have audited the accompanying consolidated balance sheets of NeoTherapeutics, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (June 15, 1987) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoTherapeutics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (June 15, 1987) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.


        / S / ARTHUR ANDERSEN LLP


        Orange County, California
        April 17, 2001

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                  ---------------------------------
ASSETS                                                                1999                2000
                                                                  -------------       -------------
CURRENT ASSETS:
    Cash and equivalents ...................................      $   6,726,220       $   6,158,375
    Marketable securities and short-term investments .......          2,955,212           5,311,215
    Other receivables ......................................            148,034             424,059
    Prepaid expenses and refundable deposits ...............            130,202             418,010
                                                                  -------------       -------------
        Total current assets ...............................          9,959,668          12,311,659
                                                                  -------------       -------------

PROPERTY AND EQUIPMENT, at cost:
    Equipment ..............................................          2,607,741           3,412,932
    Leasehold improvements .................................          1,814,167           1,853,227
    Accumulated depreciation and amortization ..............         (1,261,220)         (1,850,076)
                                                                  -------------       -------------
        Property and equipment, net ........................          3,160,688           3,416,083
                                                                  -------------       -------------

OTHER ASSETS - Prepaid expenses and deposits ...............             53,641              53,242
                                                                  -------------       -------------

        Total assets .......................................      $  13,173,997       $  15,780,984
                                                                  =============       =============

LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses ..................      $   3,613,680       $   3,708,244
    Accrued payroll and related taxes ......................            111,822             265,383
    Note payable to related party ..........................            558,304             285,574
    Current portion of long-term debt ......................            472,938             850,871
                                                                  -------------       -------------
        Total current liabilities ..........................          4,756,744           5,110,072

LONG-TERM DEBT, net of current portion .....................            637,308             474,004

DEFERRED RENT ..............................................             75,121              86,532
                                                                  -------------       -------------

        Total liabilities ..................................          5,469,173           5,670,608
                                                                  -------------       -------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .............                 --           7,280,111
                                                                  -------------       -------------
STOCKHOLDERS' EQUITY:
    Preferred Stock, par value $0.001 per share,
      5,000,000 shares authorized:
        Issued and outstanding, none at
           December 31, 1999 and 2000 ......................                 --                  --
    Common Stock, par value $0.001 per share,
       25,000,000 shares authorized:
        Issued and outstanding, 8,778,370 and
           13,307,227 shares, respectively .................         58,139,327         100,612,570
    Deferred compensation expense ..........................                 --            (959,850)
    Unrealized (losses) gains on available-for-sale
       securities ..........................................            (38,572)                763
    Deficit accumulated during the development stage .......        (50,395,931)        (96,823,218)
                                                                  -------------       -------------
        Total stockholders' equity .........................          7,704,824           2,830,265
                                                                  -------------       -------------
        Total liabilities, minority interest and
        stockholders' equity ...............................      $  13,173,997       $  15,780,984
                                                                  =============       =============

   The accompanying notes are an integral part of these consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          PERIOD FROM
                                                                                                         JUNE 15, 1987
                                                                                                          (INCEPTION)
                                                              YEARS ENDED DECEMBER 31,                      THROUGH
                                                 -------------------------------------------------         DECEMBER 31,
                                                     1998               1999               2000               2000
                                                 ------------       ------------       ------------       ------------
REVENUES, from grants .....................      $         --       $         --       $         --       $    497,128
                                                 ------------       ------------       ------------       ------------

OPERATING EXPENSES:
     Research and development .............         8,542,034         20,057,687         38,766,884         74,841,672
     General and administrative ...........         3,122,506          3,465,443          5,106,812         17,465,143
     Settlement of litigation .............                --          2,458,359                 --          2,458,359
                                                 ------------       ------------       ------------       ------------
                                                   11,664,540         25,981,489         43,873,696         94,765,174
                                                 ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS ......................       (11,664,540)       (25,981,489)       (43,873,696)       (94,268,046)
                                                 ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
     Interest income ......................           235,265            199,267            776,348          2,232,832
     Interest expense .....................          (156,016)          (243,410)        (1,857,640)        (2,793,621)
     Other income (expense) ...............           (19,265)            35,727             (8,702)            54,460
                                                 ------------       ------------       ------------       ------------
       Total other income (expense)  ......            59,984             (8,416)        (1,089,994)          (506,329)
                                                 ------------       ------------       ------------       ------------

NET LOSS BEFORE MINORITY
   INTEREST IN CONSOLIDATED
   SUBSIDIARIES ...........................       (11,604,556)       (25,989,905)       (44,963,690)       (94,774,375)

MINORITY INTEREST IN
  CONSOLIDATED SUBSIDIARIES'
  NET LOSS ................................                --                 --         (1,463,597)        (1,463,597)
                                                 ------------       ------------       ------------       ------------

       NET LOSS ...........................      $(11,604,556)      $(25,989,905)      $(46,427,287)      $(96,237,972)
                                                 ============       ============       ============       ============

BASIC AND DILUTED LOSS
  PER SHARE ...............................      $      (2.07)      $      (3.68)      $      (4.37)
                                                 ============       ============       ============

BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES
  OUTSTANDING .............................         5,615,449          7,105,041         10,629,408
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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                         UNREALIZED     DEFICIT
                                                                            REVENUE        GAINS       ACCUMULATED
                                                   COMMON STOCK          PARTICIPATION    (LOSSES)     DURING THE
                                            --------------------------     UNITS AND        FROM       DEVELOPMENT
                                              SHARES         AMOUNT          OTHER       SECURITIES       STAGE           TOTAL
                                            -----------    -----------   -------------   ----------    -----------     -----------
BALANCE, Inception (June 15, 1987) .....             --    $        --    $        --     $      --    $        --     $        --

    Common stock issued ................        465,902          2,100             --            --             --           2,100
    Net loss ...........................             --             --             --            --        (31,875)        (31,875)
                                            -----------    -----------    -----------     ---------    -----------     -----------
BALANCE, December 31, 1987 .............        465,902          2,100             --            --        (31,875)        (29,775)
    Common stock issued ................        499,173          2,250             --            --             --           2,250
    Revenue Participation Units issuance             --             --        594,000            --             --         594,000
    Net loss ...........................             --             --             --            --       (556,484)       (556,484)
                                            -----------    -----------    -----------     ---------    -----------     -----------
BALANCE, December 31, 1988 .............        965,075          4,350        594,000            --       (588,359)          9,991
    Revenue Participation Units issuance             --             --         82,000            --             --          82,000
    Net effect of acquisition ..........        145,000        354,316             --            --             --         354,316
    Net loss ...........................             --             --             --            --       (934,563)       (934,563)
                                            -----------    -----------    -----------     ---------    -----------     -----------
BALANCE, December 31, 1989 .............      1,110,075        358,666        676,000            --     (1,522,922)       (488,256)
    Exercise of warrants ...............         31,108        136,402             --            --             --         136,402
    Common stock issued in exchange for
       accrued salaries ................        402,518        503,144             --            --             --         503,144
    Net loss ...........................             --             --             --            --       (859,172)       (859,172)
                                            -----------    -----------    -----------     ---------    -----------     -----------
BALANCE, December 31, 1990 .............      1,543,701        998,212        676,000            --     (2,382,094)       (707,882)
    Net Loss ...........................             --             --             --            --       (764,488)       (764,488)
                                            -----------    -----------    -----------     ---------    -----------     -----------
BALANCE, December 31, 1991 .............      1,543,701        998,212        676,000            --     (3,146,582)     (1,472,370)
    Net loss ...........................             --             --             --            --       (423,691)       (423,691)
                                            -----------    -----------    -----------     ---------    -----------     -----------
BALANCE, December 31, 1992 .............      1,543,701        998,212        676,000            --     (3,570,273)     (1,896,061)
    Common stock issued in exchange for
      investment banking services ......         40,000         54,000             --            --             --          54,000
    Common stock issued in exchange for
      accrued salaries .................        255,476        638,694             --            --             --         638,694
    Common stock issued in exchange for
      note payable to President ........        200,000        500,000             --            --             --         500,000
    Common stock issued in exchange for
      accrued expenses .................         20,842         52,104             --            --             --          52,104
    Stock options issued in exchange for
      accrued professional fees ........             --        108,000             --            --             --         108,000
    Stock options issued in exchange for
      future services ..................             --         39,750             --            --             --          39,750
    Stock options issued for services ..             --             --        (93,749)                          --              --
                                                                                                                           (93,749)
    Net loss ...........................             --             --             --            --       (237,815)       (237,815)
                                            -----------    -----------    -----------     ---------    -----------     -----------
BALANCE, December 31, 1993 .............      2,060,019      2,390,760        582,251            --     (3,808,088)       (835,077)
    Common stock issued for cash .......         13,000         32,500             --            --             --          32,500
    Amortization of deferred
      compensation .....................             --             --         93,749            --             --          93,749
    Net loss ...........................             --             --             --            --       (312,342)       (312,342)
                                            -----------    -----------    -----------     ---------    -----------     -----------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

                                                                                         UNREALIZED     DEFICIT
                                                                          REVENUE          GAINS       ACCUMULATED
                                             COMMON STOCK             PARTICIPATION      (LOSSES)     DURING THE
                                     -----------------------------      UNITS AND          FROM       DEVELOPMENT
                                        SHARES           AMOUNT           OTHER         SECURITIES       STAGE             TOTAL
                                     ------------     ------------     ------------    ------------   ------------     ------------

BALANCE, December 31, 1994 .......      2,073,019     $  2,423,260     $    676,000    $         --   $ (4,120,430)    $ (1,021,170)

    Common stock issued for cash .         22,000           55,000               --              --             --           55,000
    Common stock forfeiture ......       (678,836)      (1,193,943)              --              --             --       (1,193,943)
    Common stock reissued ........        678,836        1,697,090               --              --             --        1,697,090
    Stock options issued for
      services ...................             --          105,000               --              --             --          105,000

    Net loss .....................             --               --               --              --       (895,378)        (895,378)
                                     ------------     ------------     ------------    ------------   ------------     ------------
BALANCE, December 31, 1995 .......      2,095,019        3,086,407          676,000              --     (5,015,808)      (1,253,401)
    Common stock issued for cash .        266,800          633,650               --              --             --          633,650
    Stock options issued for
      services ...................             --          103,950               --              --             --          103,950

    Cash paid out for fractional
      shares .....................            (12)             (25)              --              --             --              (25)

    Conversion of revenue
      participation units into
      common stock ...............        300,000        1,125,000         (676,000)             --       (449,000)              --
    Common stock and warrants
      issued for cash, net of
      costs of public offering ...      2,700,000       18,176,781               --              --             --       18,176,781

    Net loss .....................             --               --               --              --     (1,038,875)      (1,038,875)
                                     ------------     ------------     ------------    ------------   ------------     ------------
BALANCE, December 31, 1996 .......      5,361,807       23,125,763               --              --     (6,503,683)      16,622,080
    Stock options exercise .......        104,000            2,600               --              --             --            2,600
    Stock options issued for
    services .....................             --           60,000               --              --             --           60,000

    Unrealized gains on
     available-for-sale
      securities .................             --               --               --          20,256             --           20,256
    Net loss .....................             --               --               --              --     (6,161,541)      (6,161,541)
                                     ------------     ------------     ------------    ------------   ------------     ------------
BALANCE, December 31, 1997 .......      5,465,807       23,188,363               --          20,256    (12,665,224)      10,543,395

    Common stock and warrants
      issued for cash under
      Line of Equity Agreement,
      net of issuance costs ......        506,049        3,451,782               --              --             --        3,451,782

    Stock options exercised by
      employees, directors and
      consultants ................        134,000          340,560               --              --             --          340,560
Exercise of underwriters' warrant          41,000          373,920               --              --             --          373,920

    Notes receivable for exercise
      of stock options ...........             --         (286,560)              --              --             --         (286,560)

    Stock options issued for
      services ...................             --          422,264               --              --             --          422,264

    Warrant to purchase common
      stock issued in connection
      with equipment financing ...             --           45,000               --              --             --           45,000

    Fractional shares adjustment
      upon conversion of pre-split
      shares .....................             (2)              --               --              --             --               --

    Unrealized gains on
      available-for-sale
           securities ............             --               --               --           3,951             --            3,951

    Net loss .....................             --               --               --              --    (11,604,556)     (11,604,556)
                                     ------------     ------------     ------------    ------------   ------------     ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)


                                                                                        UNREALIZED         DEFICIT
                                                                                          REVENUE           GAINS
                                                                COMMON STOCK           PARTICIPATION       (LOSSES)
                                                          --------------------------     UNITS AND           FROM
                                                           SHARES          AMOUNT          OTHER           SECURITIES
                                                          ---------     ------------   -------------      ------------
BALANCE, December 31, 1998 ........................       6,146,854     $ 27,535,329     $         --     $     24,207

    Sale of common stock to Private Equity Line
      investor, net of costs of issuance ..........         211,393        1,918,152               --               --

    Sale of shares of 5% Series A Preferred
      Stock, net of offering costs and allocated
      warrants ....................................              --               --        3,608,788               --
    Conversion of preferred stock into common
       stock ......................................         347,334        3,608,788       (3,608,788)              --
    Common stock and warrants issued for cash
       under an exempt private sale agreement,
       net of offering costs ......................         400,000        3,982,716               --               --
    Sale of common stock pursuant to a secondary
       public offering,  net of offering costs ....       1,150,000        8,706,660               --               --

    Common stock issued to legal counsel for
       services ...................................          12,500           70,000               --               --
    Fair value of warrants issued as compensation
       to investment advisor ......................              --          204,280               --               --
    Exercise of underwriters' warrants ............           9,000           82,080               --               --

    Stock options exercised by employees ..........           1,900           12,489               --               --

    Stock options and warrants issued for legal and
       consulting services ........................              --          119,471               --               --
    Sale of common stock to private investors .....         845,594        9,441,003               --               --

    Common stock forfeiture in settlement of
       litigation .................................        (678,836)      (1,697,090)              --               --

    Common stock and warrants issued in
       settlement of litigation ...................         332,630        4,155,449               --               --

    Fractional share adjustment upon conversion of
       pre-split shares ...........................               1               --               --               --
    Unrealized losses on available-for-sale
       securities .................................              --               --               --          (62,779)
    Dividends paid on preferred stock .............              --               --               --               --

    Net loss ......................................              --               --               --               --
                                                          ---------     ------------   -------------      ------------

                                                            ACCUMULATED
                                                            DURING THE
                                                            DEVELOPMENT
                                                               STAGE             TOTAL
                                                            ------------     ------------
BALANCE, December 31, 1998 ........................         $(24,269,780)    $  3,289,756

    Sale of common stock to Private Equity Line
      investor, net of costs of issuance ..........                   --        1,918,152

    Sale of shares of 5% Series A Preferred
      Stock, net of offering costs and allocated
      warrants ....................................                   --        3,608,788
    Conversion of preferred stock into common
       stock ......................................                   --               --
    Common stock and warrants issued for cash
       under an exempt private sale agreement,
       net of offering costs ......................                   --        3,982,716
    Sale of common stock pursuant to a secondary
       public offering,  net of offering costs ....                   --        8,706,660

    Common stock issued to legal counsel for
       services ...................................                   --           70,000
    Fair value of warrants issued as compensation
       to investment advisor ......................                   --          204,280
    Exercise of underwriters' warrants ............                   --           82,080

    Stock options exercised by employees ..........                   --           12,489

    Stock options and warrants issued for legal and
       consulting services ........................                   --          119,471
    Sale of common stock to private investors .....                   --        9,441,003

    Common stock forfeiture in settlement of
       litigation .................................                   --       (1,697,090)

    Common stock and warrants issued in
       settlement of litigation ...................                   --        4,155,449

    Fractional share adjustment upon conversion of
       pre-split shares ...........................                   --               --
    Unrealized losses on available-for-sale
       securities .................................                   --          (62,779)
    Dividends paid on preferred stock .............             (136,246)        (136,246)

    Net loss ......................................          (25,989,905)     (25,989,905)
                                                            ------------     ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

                                                                                                         UNREALIZED
                                                                                          REVENUE          GAINS
                                                               COMMON STOCK            PARTICIPATION      (LOSSES)
                                                         --------------------------      UNITS AND          FROM
                                                           SHARES         AMOUNT           OTHER         SECURITIES
                                                         ----------    ------------    ------------     ------------
BALANCE, December 31, 1999 ........................       8,778,370    $ 58,139,327    $         --     $    (38,572)

    Sale of common stock to Private Equity Line
       investor, net of costs of issuance .........       2,805,592      29,025,377              --               --
    Sale of common stock and warrants sold with
       5% convertible debentures ..................       1,594,177       9,387,321              --               --
    Allocation of discounts on convertible
       securities including beneficial conversion
       feature ....................................              --       1,675,463              --               --
    Fair value of warrants sold in subsidiary
       offerings ..................................              --         512,740              --               --
    Common stock to be issued to vendor
       for services ...............................              --         105,000              --               --
    Fair value of warrants to be issued to vendor
       for services ...............................              --         131,250              --               --
    Common stock issued to consultants for
       services ...................................           2,000          23,500              --               --

    Public warrant exercise .......................           4,490          51,186              --               --

    Stock options exercised by employees ..........          92,598         539,246              --               --

    Stock options exercised by consultants ........          30,000             750              --               --

    Equity increase from compensation arising
       from employee stock options ................              --         959,850              --               --
    Deferred compensation from employee stock
       options ....................................              --              --        (959,850)              --
    Repayment of notes to officers and directors
       for exercise of stock options ..............              --          61,560              --               --
    Unrealized gains on available-for-sale
       securities .................................              --              --              --           39,335
    Net loss ......................................              --              --              --               --
                                                         ----------    ------------    ------------     ------------
BALANCE, December 31, 2000 ........................      13,307,227    $100,612,570    $   (959,850)    $        763
                                                         ==========    ============    ============     ============

                                                           DEFICIT
                                                         ACCUMULATED
                                                         DURING THE
                                                         DEVELOPMENT
                                                            STAGE             TOTAL
                                                         ------------     ------------
BALANCE, December 31, 1999 ........................      $(50,395,931)    $  7,704,824

    Sale of common stock to Private Equity Line
       investor, net of costs of issuance .........                --       29,025,377
    Sale of common stock and warrants sold with
       5% convertible debentures ..................                --        9,387,321
    Allocation of discounts on convertible
       securities including beneficial conversion
       feature ....................................                --        1,675,463
    Fair value of warrants sold in subsidiary
       offerings ..................................                --          512,740
    Common stock to be issued to vendor
       for services ...............................                --          105,000
    Fair value of warrants to be issued to vendor
       for services ...............................                --          131,250
    Common stock issued to consultants for
       services ...................................                --           23,500

    Public warrant exercise .......................                --           51,186

    Stock options exercised by employees ..........                --          539,246

    Stock options exercised by consultants ........                --              750

    Equity increase from compensation arising
       from employee stock options ................                --          959,850
    Deferred compensation from employee stock
       options ....................................                --         (959,850)
    Repayment of notes to officers and directors for
       exercise of stock options ..................                --           61,560
    Unrealized gains on available-for-sale
       securities .................................                --           39,335
    Net loss ......................................       (46,427,287)     (46,427,287)
                                                         ------------     ------------
BALANCE, December 31, 2000 ........................      $(96,823,218)    $  2,830,265
                                                         ============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             PERIOD FROM
                                                                                                            JUNE 15, 1987
                                                                                                             (INCEPTION)
                                                                 YEARS ENDED DECEMBER 31,                      THROUGH
                                                    --------------------------------------------------       DECEMBER 31,
                                                        1998               1999               2000               2000
                                                    ------------       ------------       ------------      -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss ...................................      $(11,604,556)      $(25,989,905)      $(46,427,287)      $(96,237,972)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization ............           460,500            519,875            588,856          1,974,633
    Issuance of common stock options
       and warrants for compensation .........           422,264            393,751            775,496          1,860,461
    Issuance of common stock in settlement
       of litigation .........................                --          2,458,359                 --          2,458,359
    Amortization of deferred compensation ....                --                 --                 --             93,749

    Amortization of discount on convertible
      debentures including beneficial
      conversion feature .....................                --                 --            539,277            539,277
    Compensation expense for extension of
       Debt Conversion Agreements, net .......                --                 --                 --            503,147

    Gain on sale of assets ...................                --                 --                 --             (5,299)
    Minority interest in consolidated
       subsidiaries' beneficial conversion
       feature and net loss ..................                --                 --          1,463,597          1,463,597
  Changes in assets and liabilities:
    (Increase) decrease in other receivables .           109,277            (35,482)          (276,025)          (423,813)

    (Increase) decrease in prepaid expenses
       and refundable deposits ...............          (180,715)           412,376           (287,808)          (375,717)
    Increase in accounts payable
       and accrued expenses ..................           303,615          2,334,726             94,564          3,868,344
    Increase in accrued payroll
       and related taxes .....................            81,370             30,452            153,561            904,077
    Increase in deferred rent ................            46,308             28,812             11,411             86,531
    Increase in accrued interest to
      related parties ........................                --                 --                 --            300,404
                                                    ------------       ------------       ------------       ------------

        Net cash used in operating
           activities ........................       (10,361,937)       (19,847,036)       (43,364,358)       (82,990,222)
                                                    ------------       ------------       ------------       ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment ........          (236,785)          (429,861)          (844,251)        (5,346,462)
  Redemptions (purchases) of marketable
     securities and short-term investments ...           364,027         (1,185,864)        (2,356,003)        (5,311,215)

  Unrealized gain (loss) on available-for-sale
     securities ..............................             3,951            (62,779)            39,335                763
  Payment of organization costs ..............                --                 --                 --            (66,093)
  Proceeds from sale of equipment ............                --                 --                 --             29,665
  Issuance of notes receivable ...............                --                 --                 --            100,000
                                                    ------------       ------------       ------------       ------------

        Net cash provided by (used in)
         investing activities ................           131,193         (1,678,504)        (3,160,919)       (10,593,342)
                                                    ------------       ------------       ------------       ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                                               PERIOD FROM
                                                                                                              JUNE 15, 1987
                                                                                                               (INCEPTION)
                                                                   YEARS ENDED DECEMBER 31,                      THROUGH
                                                      --------------------------------------------------       DECEMBER 31,
                                                          1998               1999               2000               2000
                                                      ------------       ------------       ------------      -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from long-term debt .................         1,500,000             36,333            797,490          2,660,448
  Repayment of long-term debt ..................          (114,964)          (497,557)          (582,861)        (1,335,571)
  Proceeds from preferred stock issuance, net
     of offering costs .........................                --          3,608,788                 --          3,608,788
  Proceeds from issuance of common stock
     and warrants, net of related offering
     costs and expenses ........................         3,451,782         24,048,532         30,002,724         77,720,841
  Proceeds from sale of convertible debentures,
     net of issuance cost ......................                --                 --          9,387,321          9,387,321
  Proceeds from sales of preferred stock of
     consolidated subsidiary net of issuance
     costs .....................................                --                 --          6,488,493          6,488,493
  Proceeds from exercise of stock options and
     warrants ..................................           714,480             94,569             75,436            887,085
  Proceeds from (issuance of) notes receivables
     from officers and directors for exercise of
     stock options .............................          (286,560)                --             61,560           (225,000)
  (Repayment of) proceeds from notes payable to
     related parties, net ......................                --                 --           (272,731)           485,168
  Dividends paid to preferred stockholders .....                --           (136,246)                --           (136,246)
  Cash at acquisition ..........................                --                 --                 --            200,612
                                                      ------------       ------------       ------------       ------------
       Net cash provided by financing
              activities .......................         5,264,738         27,154,419         45,957,432         99,741,939
                                                      ------------       ------------       ------------       ------------
Net (decrease) increase in cash and
  equivalents ..................................        (4,966,006)         5,628,879           (567,845)         6,158,375
Cash and equivalents, beginning of period ......         6,063,347          1,097,341          6,726,220                 --
                                                      ------------       ------------       ------------       ------------
Cash and equivalents, end of period ............      $  1,097,341       $  6,726,220       $  6,158,375       $  6,158,375
                                                      ============       ============       ============       ============

SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of accrued payroll into shares
     of common stock ...........................      $         --       $         --       $         --       $  1,141,838
                                                      ============       ============       ============       ============
  Conversion of notes payable to related
     parties into shares of common stock .......      $         --       $         --       $         --       $    500,000
                                                      ============       ============       ============       ============
  Conversion of accrued interest into notes
     payable to related parties ................      $         --       $         --       $         --       $    300,404
                                                      ============       ============       ============       ============
  Conversion of preferred stock and convertible
     debentures into shares of common stock ....      $         --       $  3,608,788       $  1,675,463       $  5,532,876
                                                      ============       ============       ============       ============
  Conversion of Revenue Participation
     Units into shares of common stock .........      $         --       $         --       $         --       $    676,000
                                                      ============       ============       ============       ============
  Issuance of stock options and warrants
      for services .............................      $    422,264       $    393,751       $    775,496       $  1,860,461
                                                      ============       ============       ============       ============
  Issuance of common stock and warrants
     in connection with settlement of litigation      $         --       $  2,458,359       $         --       $  2,458,359
                                                      ============       ============       ============       ============
  Issuance of warrants in connection with
     equity and debt financings ................      $     45,000       $    344,610       $    512,740       $  2,330,251
                                                      ============       ============       ============       ============
  Conversion of other accrued liabilities to
     shares of no par value common stock .......      $         --       $         --       $         --       $    300,729
                                                      ============       ============       ============       ============
  Dividends on preferred stock payable in
        shares of common stock .................      $         --       $     82,312       $         --       $     82,312
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

                                DECEMBER 31, 2000

1.      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

        NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to NeoTherapeutics, Inc. and in June 1997, the Company was reincorporated in the state of Delaware. At December 31, 2000, the Company had four controlled subsidiaries, Advanced ImmunoTherapeutics, Inc. ("AIT"), incorporated in California in June 1987, NeoTherapeutics GmbH ("NEOT GmbH"), incorporated in Switzerland in April 1997, NeoGene Technologies, Inc. ("NeoGene"), incorporated in California in October 1999 and NeoOncoRx ("NeoOncoRx") Inc., incorporated in California in November 2000. AIT became a wholly owned subsidiary of AFC in July 1989 in a transaction accounted for as a reverse acquisition. All references to the "Company" hereinafter refer to the Company, AIT, NEOT GmbH, NeoGene and NeoOncoRx as a consolidated entity.

        The Company is a development stage biopharmaceutical enterprise principally engaged in the discovery and development of novel therapeutic drugs intended to treat neurological and psychiatric diseases and conditions, such as memory deficits associated with Alzheimer's disease, aging, stroke, spinal cord injuries, Parkinson's disease, migraine, depression and obesity. The Company has recently expanded its clinical development program to include anti-cancer drugs. The Company is also engaged in research involving functional genomics. The accompanying consolidated financial statements include the results of the Company and its subsidiaries.

Development Stage Enterprise

        The Company is in the development stage and, therefore, devotes substantially all of its efforts to research and development activities. Since its inception, the Company has incurred cumulative losses of approximately $96.2 million through December 31, 2000, and expects to incur substantial losses over the next several years. The Company believes that its existing capital resources, including the total of $8.5 million raised from sales of common stock in February and March 2001, and the $25 million of committed funds from a major investment bank pursuant to several agreements entered into during April 2001, will be adequate to fund its capital needs for at least 12 months of operations.

        The Company also believes that, ultimately, it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors including, but not limited to, continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within the Company's control. Without additional funding, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development projects, or obtain funds through arrangements with collaborative partners or others which may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on its own. Other factors impacting the future success of the Company are the ability to develop products which will be safe and effective in treating targeted diseases, the ability to obtain government approval and to retain key personnel.

Principles of Consolidation

        The consolidated financial statements include accounts of the Company and its subsidiaries. The Company accounts separately for the minority interest in net loss of subsidiaries that are not wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Cash and Equivalents

        Cash and equivalents consist of cash and highly liquid investments of commercial paper and demand notes with original maturities of 90 days or less.

Marketable Securities and Short-Term Investments

        Investments in debt and equity securities are classified among three categories as follows: held-to-maturity, trading and available-for-sale. As of December 31, 2000, all securities held by the Company were considered as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Quoted market prices have been used in determining the fair value of these investments.

Prepaid Expenses and Refundable Deposits

        Prepaid expenses and refundable deposits are capitalized and amortized over the period benefited, or as the related services are rendered.

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

Stock-Based Compensation

        The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. SFAS 123 encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. The Company has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for stock options issued to employees consistent with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date over the exercise price.

Basic and Diluted Net Loss Per Share

        Basic and diluted net loss per share is calculated using the weighted average number of common shares outstanding for the period. Net loss used in the calculation of net loss per share includes preferred stock dividends. Common stock options and warrants are excluded from the computation as their effect would be antidilutive.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000 as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company did not have any derivative instruments as of December 31, 1999 and 2000 and believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. SAB 101, as amended by SAB 101A and SAB101B, is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company did not have any revenue as of December 31, 1999 and 2000 and believes that the adoption of SAB 101 will have no material impact on its financial position or the results of operations.

        In March 2000, the FASB issued interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion NO. 25." The Interpretation clarifies the application of APB Opinion No.

25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by the effective date, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final Interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this new Interpretation had no impact on the Company's consolidated financial statements, based on its current structure and operations.

2.      RELATED PARTY TRANSACTIONS

        During 1987 and 1988, the Company's Chief Executive Officer, who is also a major stockholder of the Company, loaned a total of $270,650 to the Company for working capital purposes, of which $250,000 plus $2,000 of accrued interest was canceled in December 1988 in exchange for the issuance of 28 Revenue Participation Units ("RPU's"). The RPU's, in turn, were converted into 112,000 shares of common stock.

        From 1989 through 1993, the Company borrowed an additional $757,900 from the Chief Executive Officer which, together with accrued interest of $300,404, aggregated $1,058,304 on December 31, 1993, at which time the Company issued 200,000 shares of common stock to the Chief Executive Officer in exchange for cancellation of $500,000 of loans made to the Company. The remaining $257,900 in principal and accrued interest of $300,404 were converted to a $558,304 promissory note which, as amended from time to time, is currently unsecured, and is payable upon demand. Interest is payable monthly at the annual rate of 9%. The note was partially repaid in 2000 when the Company advanced, on his behalf, payroll taxes arising from the officer's exercise in August 2000, of a warrant for 88,173 shares of common stock at $3.75 per share. The note balance at December 31, 2000 was $285,574.

        In October 2000, the Company's President and Chief Operating Officer borrowed $90,000 from the Company. The note is collateralized by 10,000 shares of the Company's common stock and is personally guaranteed by him. The principal note is due October 2002 together with accrued interest of 9%.

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

McMaster University Agreement

        On July 10, 1996, the Company entered into a license agreement with McMaster University (the "University") which allows the Company use of certain chemical compounds developed by the University covered in the patents filed jointly by the Company and the University. Under the agreement, the Company paid a one time licensing fee of $15,000 and is obligated to pay an annual royalty of five percent (5%) on net sales of products containing compounds developed by the University. The Company commenced payment of annual minimum royalties of $25,000 beginning July 1997 and has continued such annual payments through 2000. The third and fourth patent noted above were also jointly filed by the Company and the University and are subject to the same royalty agreement.


3.      MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

        A summary of marketable securities and short-investments at December 31, 1999 and 2000 are as follows:

                                                            Gross             Gross
                                                         Unrealized         Unrealized          Market
Type of Investment                         Cost             Gains            (Losses)            Value
------------------                      ----------        ----------        ----------         ----------
December 31, 1999:
    Available-for-Sale:
      U.S. Government Treasury
        Notes and Bonds                 $  403,357        $       --        $  (11,433)        $  391,924
      U.S. Government guaranteed
        securities                         295,060             1,996              (503)           296,553
      Corporate Bonds                    2,295,367                --           (28,632)         2,266,735
                                        ----------        ----------        ----------         ----------
         Total Investments              $2,993,784        $    1,996        $  (40,568)        $2,955,212
                                        ==========        ==========        ==========         ==========
December 31, 2000:
    Available-for-Sale:
      U.S. Government Treasury
        Notes and Bonds                  1,643,758             2,421                --          1,646,179
      U.S. Government guaranteed
        securities                         246,493             4,185                --            250,678
      Corporate Bonds                    3,420,201             4,822           (10,665)         3,414,358
                                        ----------        ----------        ----------         ----------
         Total Investments              $5,310,452        $   11,428        $  (10,665)        $5,311,215
                                        ==========        ==========        ==========         ==========

        For the years ended December 31, 1999 and 2000, sales of securities aggregated $2,230,139 and $848,202, and the Company realized a net gain of $35,727 and a net loss of $9,669, respectively.

4.      DEBT

        In September 1998, the Company entered into a $2 million Master Note and Security Agreement (the "Note") with a finance company affiliated with its bank. Through December 31, 1999, the Company borrowed $1.5 million under the Note for equipment and computer software purchases. Borrowings are collateralized by substantially all of the Company's assets, exclusive of its patents and other intellectual properties. The note requires monthly repayments of $41,277, bears interest at approximately 12% and is due March 2002, at which time a final principal installment of $150,000 is due. The Company has also granted to the finance company a warrant to purchase up to 13,459 shares of its common stock at $7.43 a share which was valued at $45,000 using the Black-Scholes option-pricing model with the following assumptions: Risk-free interest rate of 5.02 percent; expected life of three years; expected volatility of 75.3 percent. The warrant was recorded as a prepaid expense and is being amortized using the effective interest method over the life of the note.

        In September 2000, the Company financed the premium amounting to $322,000 for a three-year insurance policy through a borrowing from the insurer. The loan is payable through August 2001 in monthly installments of $30,556 including principal and 8.57% interest per annum.

        On September 22, 2000 the Company signed an agreement to lease up to $2.5 million in equipment financing from a major equipment leasing and remarketing company ("lessor"). Under the terms of the agreement, the Company is required to make quarterly payments over three years on cumulative advances drawn by the Company. The Company has drawn $324,091 as of December 31, 2000 under the lease agreement. The lease is collateralized by the underlying equipment. At the conclusion of the lease term the equipment may be purchased for fair value, re-marketed by the lessor, or re-leased by the Company.

        In October 2000, the Company financed $151,249 of laboratory equipment through an equipment vendor under a capital lease agreement. Under the terms of the agreement, the Company is required to make monthly payments of $4,839 over three years, including effective interest at approximately 9% per annum.

        Future installments of debt principal are as follows:

Year Ending
December 31:               Amount
-----------              ----------
2001                     $  850,871
2002                        356,446
2003                        117,558
                         ----------
                         $1,324,875
                         ==========

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

6.      PROVISION FOR INCOME TAXES

        No provision for federal or state income taxes has been recorded, as the Company has incurred cumulative net operating losses through December 31, 2000. At December 31, 2000, the Company and its domestic subsidiaries had approximately $62.1 million of federal net operating loss carryforwards available to offset future United States taxable income, if any. Such carryforwards expire on various dates beginning 2009 through 2019. In addition, the Company has available to offset future federal income tax liabilities, if any, research credits of approximately $1.5 million. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three year period. At December 31, 2000, the effect of such limitation, if imposed, has not been determined. The Company's foreign subsidiary has a loss carryforward of approximately $28.3 million at December 31, 2000, resulting principally from the transfer of licensing rights by the Parent to the foreign subsidiary and from the Parent Company's allocation of research and development costs to the foreign subsidiary during the period from April 1997 through December 2000. The Company has recognized a valuation allowance for the full amount of the Company's net deferred tax asset due to the uncertainty of its realization.

7.      COMMITMENTS AND CONTINGENCIES

Facility Leases

        The Company leases certain facilities for its research and development, administrative functions and its subsidiaries. Certain leases also require scheduled annual fixed rent increases, payments of property taxes, insurance and maintenance. In addition, the Company leases certain office and telephone equipment under non-cancelable operating leases expiring in 2002.

        Minimum lease requirements for each of the next five years and thereafter under the aforementioned property and equipment leases assuming a commencement date of June 2001, for the aforementioned NeoGene laboratories are as follows:

              Year ending December 31:                          Amount
              ------------------------                        ----------
                       2001                                   $  614,900
                       2002                                      718,300
                       2003                                      740,400
                       2004                                      481,600
                       2005                                      206,200
                       Thereafter                                 85,600
                                                              ----------
                                                              $2,847,000
                                                              ==========

        Rent expense for the years ended December 31, 1998, 1999 and 2000 aggregated approximately, $572,400, $601,100, $637,003 respectively.

Research and Fellowship Grants

        At December 31, 2000, the Company has committed to pay, principally in the year 2001, approximately $700,000 to a number of universities to conduct general scientific research programs. Grant expense for 1998, 1999 and 2000 amounted to approximately $465,900, $617,000, and $1,309,000 respectively, and is included in research and development.

Joint Venture

        In September 1999, the Company entered into a three-year joint venture agreement with University of California, Irvine ("UCI") to assist in the marketing and commercialization of discoveries made by certain members of its functional genomics science department. The Company is obligated under the agreement to fund the joint venture for three years with minimum payments of $2.0 million over the life of the agreement. The agreement is cancelable by either party upon giving thirty days notice. The Company has the right of first refusal to acquire the licensing rights to any new discoveries and UCI retains ownership rights to all discoveries under the agreement.

Major Clinical Trials

        In 1998 and 1999, the Company entered into agreements with a contract research organization to conduct multiple clinical trials in a number of countries involving approximately 2,500 patients. The agreements were cancelable by either party upon thirty days notice. On November 6, 2000 the Company terminated the above stated clinical trials. The Company has accrued the total cost of termination in the year 2000. Commencing April 2001, the Company is starting a 500 patient trial for Alzheimer's disease and two smaller trials for spinal cord injury and Parkinson's disease. The trials will be managed internally and are estimated to cost an aggregate of approximately $9.7 million over an eighteen-month period.

Employment Agreements

        On December 1, 2000, the Company entered into an employment agreement with the Chief Executive Officer. The agreement provides for an annual base salary of $300,000, with annual increases and periodic bonuses as determined by the Board of Directors. The agreement ends on December 31, 2003, and may be terminated by the Company, with or without cause as defined in the agreement. The agreement also provides for guaranteed severance payments equal to the officer's annual base salary upon the termination of employment without cause or upon a change in control for the greater of two years or the remaining life of the agreement.

        On December 1, 2000, the Company entered into an employment agreement with the Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. The agreement provides for an annual base salary of $200,000, with annual increases and periodic bonuses and stock options as determined by the Board of Directors. The agreement ends on December 31, 2002 and may be terminated by the Company, with or without cause as defined in the agreement. The agreement also provides for guaranteed severance payments equal to two years of annual base salary paid out monthly or in one lump sum payment upon the termination of employment without cause or upon a change in control.

Litigation

        The Company is involved in several matters of litigation and threatened litigation considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably determinable. Management believes that the outcome of these matters will not materially impact the Company's financial position.

        In December 1998, the Company was served with a lawsuit initiated by four of its former employees. The lawsuit also named Dr. Alvin J. Glasky, the Company's founder and Chief Executive Officer, as a defendant. The lawsuit arises from a dispute concerning the termination, as of December 31, 1997, of agreements entered into as of June 1990 and December 1993 between the Company and each of the former employees, pursuant to which the employees agreed to accept an aggregate of 278,590 shares of our common stock, subject to forfeiture provisions, in exchange for the cancellation of indebtedness owed to them by the Company arising from unpaid compensation and expenses in the total amount of $458,411. Pursuant to these agreements, the employees were not entitled to keep the shares unless the Company achieved certain revenue goals by a specified date, as determined by its independent auditors in accordance with generally accepted accounting principles. The revenue goals were not met and the Company demanded that the forfeited shares be returned pursuant to the terms of the agreements. In the lawsuit the plaintiffs alleged, among other things, that the Company's cumulative revenues were met and that the defendants fraudulently induced the plaintiffs into entering into the agreements and the subsequent amendments to the agreements.

        On December 15, 1999, the Company entered into a settlement agreement with the plaintiffs. The agreement provided that each of the parties pay their own legal fees and that the plaintiffs forfeit 51%, or 142,081 of their shares of common stock. In addition, the plaintiffs received three-year warrants to purchase an aggregate of 6,826 shares of common stock at $13.00 per share. Pursuant to the settlement terms of the litigation and in accordance with the terms of their agreement with the Company, Dr. and Mrs. Glasky forfeited 204,125 shares of their common stock and received identical warrants to purchase 9,806 shares of common stock. Accordingly, of the 678,836 total number of shares in dispute, the Company cancelled 346,206 shares and retained as outstanding 332,630 shares of common stock. The Company recorded a charge to operations in the fourth quarter of 1999 in the net amount of $2,458,359, representing the increase from 1995, the date of the previous reissuance of shares of common stock under this transaction, in the market value of the shares that remained outstanding ($2,357,005) plus the value of the warrants issued ($101,355).

8.      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

        The Minority Interest in Consolidated Subsidiaries shown in the accompanying balance sheet represents the investments by outside parties in convertible preferred stock of the Company's consolidated subsidiaries (see Note
9). The minority interest in consolidated subsidiaries' net loss amounting to $1,463,597 in the accompanying consolidated statements of operations consists primarily of the amortization of beneficial conversion feature and dividends on convertible preferred stock issued by the Company's consolidated subsidiaries.

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

Reverse Stock Split

        In June 1996, the Board of Directors authorized, with stockholder approval, a reverse split of the Company's outstanding common stock on the basis of 1 share for each 2.5 shares of then outstanding common stock. The Board of Directors also authorized, with stockholder approval, an increase in the authorized common stock from 10 million to 25 million shares and the creation of a new class of preferred stock with the authorization to issue up to 5 million shares of such preferred stock. All references to common stock amounts and loss per share in the accompanying financial statements give effect to the reverse stock split.

Re-incorporation

        During June 1997, the stockholders of the Company approved the re-incorporation of the Company as a Delaware corporation. In connection therewith, a par value of $0.001 per share was assigned to the common stock of the Company. The total number of authorized and issued shares remained unchanged.

Deferred compensation expense

        During 2000, the Company granted stock options to employees with exercise prices less than the fair value of the Company's common stock at the measurement date. The intrinsic value of the grants was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25.

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

        On October 11, 1996, the principal underwriter of the offering exercised a portion of its overallotment option and purchased 200,000 Units for net cash of $1,389,280. The Units separated immediately following issuance and the common stock and warrants that made up the Units trade as separate securities.

        On March 27, 1998, the Company executed a $15 million Private Equity Line of Credit Agreement (the "Equity Line Agreement") with a private investor, which provides for minimum and maximum puts ranging from $250,000 to $2.0 million, depending on the Company's stock price and trading volume. At the time of each put, the investor receives a discount of 12% from the then current average market price, as determined under the Equity Line Agreement. Pursuant to the Equity Line Agreement, the Company also issued to the investor warrants to purchase 25,000 shares of common stock at an exercise price of $11.62 per share. Under the Equity Line Agreement, the Company received proceeds of approximately $3.45 million from sales of 506,049 shares of common stock in 1998, $1.9 million from sales of 211,393 shares of common stock in 1999, and during January 2000, the Company received $2.0 million from the sale of 186,961 shares of common stock. The agreement expired in February 2001.

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

        On May 31, 1999, the Company sold to a group of private investors 400,000 shares of common stock for proceeds of $4.0 million. The investors also received five year warrants to purchase 80,000 shares of common stock at an exercise price of $15 per share.

        On July 27, 1999, the Company completed a secondary public offering and sold 1,150,000 shares of common stock (including the underwriters overallotment), realizing approximately $8.7 million in net cash proceeds from the sale.

        On November 30, 1999, the Company sold to two private investors, one of whom had invested in the below mentioned preferred stock transaction, 845,594 shares of common stock, for net proceeds of $9.4 million, and warrants to purchase 126,839 shares of common stock at $14.24 per share. Based on a reset formula contained in the agreement, in March 2000 the Company issued to the investors 43,383 additional shares of common stock for no additional consideration. A second reset was waived by the investors as consideration for entering into the April 2000 financing transaction.

        On February 25, 2000 the Company sold to two private investors 520,324 shares of common stock for $8.0 million. The investors also received five year warrants to purchase 104,000 shares of common stock at the price of $21.00 per share.

        On April 6, 2000, the Company entered into a financing transaction with two private investor groups. The transaction consisted of (a) $10 million in 5% subordinated convertible debentures due April 6, 2005, (b) redeemable warrants to purchase up to 4 million shares of common stock over a two year period and
(c) five year warrants to purchase from 115,000 shares up to 265,000 shares of common stock at an exercise price of $19.67 per share. The redeemable warrants can be redeemed in part by the Company as frequently as several times per week, subject to average daily volume restrictions and if the market price of the common stock is above $5.00 per share and, when called for redemption, can be exercised by the investor at 97% of the per share closing market price (i.e., a discount of 3%) and are exercisable at the sole option of the investors at the price of $33.75 per share. Between September 14, 2000 and October 26, 2000 the $10 million of debentures were converted into 1,555,409 shares of common stock plus 38,768 shares of common stock in payment of accrued interest. From June 2000 to November 2000 the Company called and the investors exercised 586,400 of the Company's redeemable warrants, resulting in issuance of 586,400 shares of common stock for net proceeds of $5,120,654. At December 31, 2000, there were 3,413,600 redeemable warrants outstanding.

        On May 1, 2000 the Company completed a private placement of 500,000 shares of common stock for $7.0 million cash. The investors also received five year warrants to purchase 125,000 shares of common stock at an exercise price of $17.50 per shares.

        On September 21, 2000, the Company's subsidiary, NeoGene, sold 111,110 shares of Series A preferred stock for $5 million. The preferred stock is initially convertible into an equal number of shares of common stock, representing approximately 10% ownership of NeoGene. The investors also received five year warrants to purchase up to (i) 80,000 shares of the Company's common stock at an exercise price of $10.47 per share and (ii) 22,676 shares of NeoGene common stock at an exercise price of $45.00 per share. The fair value of the warrant was estimated at $411,040 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 74.97 percent; risk free interest rate of 6.01 percent; and an expected life of five years. The fair value of the warrant was estimated at $540,301 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 74.97 percent; risk free interest rate of 5.93 percent; and an expected life of three years. 5% cumulative dividends on the preferred stock are payable in common stock or cash at the option of the Company. The preferred stock is automatically convertible into NeoGene common stock upon the closing of an initial public offering meeting certain criteria. As a result of the Company's common stock price per share recently being less than $5.00 for five consecutive days, the investors have the right to exchange their NeoGene preferred shares for similar securities of the Company, which is convertible into common stock of the Company, within five years at a conversion price equal to the lesser of (i) 120% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the first date of issuance of any shares of the Company's preferred stock and (ii) 101% of the average of the lowest ten closing bid prices of the common stock, during the thirty trading days immediately preceding the conversion.

        On September 29, 2000, the Company entered into an agreement to sell 968,524 shares of its common stock to two private investors for $8 million cash. The investors also received five year warrants to purchase 193,706 shares of common stock at $10.13 per share. The fair value of the warrant was estimated at $847,657 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 74.97 percent; risk free interest rate of 5.88 percent; and an expected life of five years. The agreement contains a reset formula which provides for the investor to obtain at nominal cost, additional shares of common stock based on the market price of the common stock determined thirty and sixty days after the effective date of the registration statement to be filed for this transaction. On January 30, 2001, the first vested period ended which resulted under the reset formula in the issuance of 1,070,336 shares of the Company's common stock to the investors and on March 14, 2001, an additional 840,974 shares of the Company's common stock was owed to the investors under the second and final reset under the agreement. No significant proceeds were received by the Company upon exercise of the resets.

        On December 18, 2000, the Company's subsidiary, NeoGene, entered into an agreement with an institutional investor for the issuance and sale of Series B preferred stock and warrants for aggregate consideration of $2.0 million. Under the provisions of the agreement, NeoGene issued and sold to the investor a total of 44,445 shares of its Series B Convertible Preferred Stock, at a purchase price of $45 per share, and issued a five year warrant to purchase a total of 9,387 shares of NeoGene common stock, at an exercise price of $45 per share. The fair value of the warrant was estimated at $250,351 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 88.96 percent; risk free interest rate of 5.14 percent; and an expected life of three years. The Series B Preferred is convertible into shares of NeoGene common stock on a one-to-one basis, subject to certain antidilution adjustments, and automatically converts upon the earlier to occur of December 18, 2005 or the closing of an initial public offering of NeoGene common stock meeting certain criteria. The investor also received a five year warrant to purchase an aggregate of 30,000 shares of the Company's common stock, at an exercise price of $6.10 per share. The fair value of the warrant was estimated at $101,700 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 88.96 percent; risk free interest rate of 5.10 percent; and an expected life of five years. The Company also granted an exchange right to the investor which will allow the investor to exchange its shares of Series B Preferred for preferred stock of the Company. The exchange right grants the investor the right, at its option, at any time and from time to time after June 18, 2001, to exchange all or a portion of the Series B Preferred shares then held by the investor for a number of shares of the Company designated convertible preferred stock, equal to (i) the aggregate liquidation preference of the Series B Preferred shares surrendered for exchange plus any accrued but unpaid dividends thereon, divided by (ii) the stated value per share of the Company preferred stock. The Company preferred stock will be convertible into shares of common stock at a conversion price equal to the lesser of (i) 150% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the first date of issuance of any shares of the Company's preferred stock and (ii) 100% of the average of the lowest seven closing bid prices of the common stock during the thirty trading days immediately preceding the conversion.

10.     STOCK OPTIONS AND WARRANTS

        The Company has two stock option plans: the 1991 Stock Incentive Plan (the "1991 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan") (collectively, the "Plans"). The Plans were adopted by the Company's stockholders and Board of Directors in May 1991 and June 1997, respectively, and provide for the granting of incentive and nonqualified stock options as well as other stock-based compensation. The 1991 Plan, as amended, authorizes for issuance up to 401,430 shares of the Company's common stock. Options which have been granted under the 1991 Plan contain vesting provisions determined by the Board of Directors which range from one to four years. The 1997 Plan, as amended, authorizes for issuance up to 2,000,000 shares of the Company's common stock. As of December 31, 2000 there was outstanding 2,153,175 options to employees and directors under the 1997 Plan. Under the Plans, shares of the Company's common stock may be granted to directors, officers and employees of the Company, except that incentive stock options may not be granted to non-employee directors.

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

        Stock options have also been issued outside of the aforementioned plans to various consultants. During the period from December 1993 through December 1996, the Company issued a total of 194,000 options to purchase common stock to two scientific consultants and a financial consultant in exchange for past and future services. The options are exercisable through December 31, 2001, at an exercise price of $0.025 per share. As the exercise price was lower than the fair market value of the stock on the date the options were granted, compensation expense was recorded for the difference between the option exercise price and the estimated fair market value of the stock as determined by the Board of Directors on the grant date. All options and warrants issued outside of the Plan were vested and exercisable upon issuance. In September 1990, the Company issued a warrant to the Chief Executive Officer of the Company to purchase 88,173 shares of common stock at $3.75 per share. The warrant was exercised during August 2000.

        In January 1997, the Company issued to a financial consultant, 10-year options to purchase 180,000 shares of the Company's common stock at the exercise price of $3.875 per share, of which 30,000 options vested immediately. In November 1998, the Company issued to the same financial consultant additional 10-year options to purchase 25,000 shares of the Company's common stock at an exercise price of $8.5625 per share, all of which vested immediately. The Company recognized $422,264, $393,751 and 775,496 of compensation expense for these options in 1998, 1999 and 2000, respectively. Compensation expense was determined in accordance with SFAS No. 123, with the fair values determined using the Black-Scholes option pricing model at the original grant dates. Management believes that the fair value results using calculations over the respective vesting periods of these options would not have been materially different.

        A summary of stock option activities are as follows:

                                                   1998                              1999                            2000
                                         ------------------------          -------------------------     ---------------------------
                                                      Weighted                          Weighted                        Weighted
                                                      Average                            Average                         Average
                                         Shares    Exercise Price           Shares    Exercise Price      Shares      Exercise Price
                                         -------   --------------          ---------  --------------     ---------    --------------
Outstanding at beginning of year         658,173       $ 4.66                853,873       $ 5.78        1,389,373       $ 6.77
Granted                                  331,300         8.03                543,500        10.76        1,358,000         7.04
Exercised                               (134,000)        2.54                 (1,900)        6.57         (122,598)        2.85
Forfeited                                 (1,600)        8.88                 (6,100)        8.08         (134,600)        8.78
                                         -------       ------              ---------       ------        ---------       ------
Outstanding, at end of  year             853,873       $ 5.78              1,389,373       $ 6.77        2,490,175       $ 8.34
                                         =======       ======              =========       ======        =========       ======
Exercisable, at end of year              391,048       $ 1.95                662,823       $ 3.23          745,758       $ 3.80
                                         =======       ======              =========       ======        =========       ======

        The following table summarizes information about stock options outstanding at December 31, 2000:

                                              Weighted        Weighted        Weighted
         Range of           Options            Average     Average Options    Average
         Exercise         Outstanding         Remaining       Exercise       Exercisable        Exercise
          Prices          at 12/31/00            Life           Price         12/31/00            Price
     ----------------     -----------         ---------    ---------------   -----------        --------
     $3.65  to  5.625      1,048,600             8.27            4.15         211,500             4.81
     5.626  to  8.875        492,075             8.37            6.85         219,350             8.00
     8.876  to  13.00        949,500             8.86           11.13         314,908            11.77

        As of December 31, 2000, there were 2,153,175 options outstanding under the 1997 Plan and 126,000 options outstanding under the 1991 Plan. The remaining 211,000 outstanding options were granted outside of option plans.

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000, respectively: risk-free interest rates of 4.96 percent (1998); 5.80 percent (1999) and 5.90 percent
(2000), zero expected dividend yields; expected lives of 5 years; expected volatility of 75.26 percent in 1998, 75.44 percent in 1999 and 90.72 percent in 2000.

        For purposes of the following required pro forma information, the weighted average fair value of stock options granted in 1998, 1999 and 2000 was $4.96, $7.57 and $5.31, respectively. The total estimated fair value is amortized to expense over the vesting period.

                                     1998                  1999                 2000
                                 --------------       --------------       --------------
Pro forma net loss               $  (12,395,411)      $  (27,414,976)      $  (49,050,557)
Pro forma basic and diluted
   loss per share                $        (2.21)      $        (3.82)      $        (4.61)

        Warrants are typically issued by the Company to investors as part of a financing transaction, or in connection with services rendered by outside consultants and expire at varying dates ranging from September 2001 through November 2004. A summary of warrant activity follows:


                                                    1998                             1999                           2000
                                      -------------------------------    -----------------------------   ---------------------------
                                                          Range of                        Range of                       Range of
                                        Common            Exercise         Common         Exercise        Common         Exercise
                                        Shares             Prices          Shares          Prices         Shares          Prices
                                      ---------        --------------    ---------     ---------------   ---------     -------------
Outstanding, at beginning of year     2,700,000(1)      $       11.40    2,697,459                       3,217,123
Granted                                  38,459        7.43 to 11.618      528,664     11.00 to 20.625     927,556     10.13 to 21.0
Exercised                               (41,000)                11.40       (9,000)              11.40      (4,490)            11.40
Outstanding, at end of year           2,697,459                          3,217,123                       4,140,189

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

12.     EMPLOYEE STOCK PURCHASE PLAN

        In January 2001, the Company adopted the NeoTherapeutics Employee Stock Purchase Plan (the "Plan"). The Plan is subject to the provisions of Section 423 of the Internal Revenue Code. The Plan offers to eligible employees of the Company, on a tax-advantaged basis, the opportunity to purchase shares of the Company's common stock, at a discount, through payroll deductions. The Plan allows the participant to deduct up to a specified maximum percentage of their gross income each pay period. The Company's common stock will be offered during the six month offering periods commencing on each June and December. The per share purchase price of shares of the Company's common stock purchased on the last trading day of an offering period will be the lesser of 85% of the fair market value of a share on the first trading day of the period, and 85% of the fair market value of a share on the last trading day of the period. The Plan limits the purchase of shares by each employee of the Company's common stock to a maximum number of shares per offering period and to $25,000 fair market value of the purchased shares of the Company's common stock in the calendar year. Any payroll deductions not applied because of these limitations will be refunded to the participant.

13.     RESEARCH ACTIVITIES

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


14.     UNAUDITED QUARTERLY FINANCIAL INFORMATION

        The following is a summary of the unaudited quarterly results of operations for fiscal 1998, 1999 and 2000 (in thousands, except per share data):

Fiscal 1998                           March 31        June 30     September 30    December 31
                                      --------       --------     ------------    -----------
        Revenues                      $     --       $     --       $     --       $     --
        Total operating expenses         2,528          2,643          2,984          3,509
        Net loss                      $ (2,508)      $ (2,581)      $ (3,000)      $ (3,515)
Basic and diluted loss per share      $  (0.46)      $  (0.47)      $  (0.54)      $  (0.60)
Shares used in calculation               5,467          5,493          5,570          5,918

Fiscal 1999                           March 31        June 30     September 30    December 31
                                      --------       --------     ------------    -----------
        Revenues                      $     --       $     --       $     --       $     --
        Total operating expenses         4,404          4,006          5,425         12,146
        Net loss                      $ (4,419)      $ (4,056)      $ (5,329)      $(12,186)
Basic and diluted loss per share      $  (0.71)      $  (0.63)      $  (0.70)      $  (1.47)
Shares used in calculation               6,204          6,444          7,583          8,387

Fiscal 2000                           March 31        June 30     September 30    December 31
                                      --------       --------     ------------    -----------
        Revenues                      $     --       $     --       $     --       $     --
        Total operating expenses         9,455         11,387         11,778         11,253
        Net loss                      $ (9,332)      $(12,346)      $(13,223)      $(11,526)
Basic and diluted loss per share      $  (1.02)      $  (1.29)      $  (1.27)      $  (0.88)
Shares used in calculation               9,135          9,536         10,383         13,077

15.     SUBSEQUENT EVENTS

        On January 24, 2001, the Company filed with the Securities and Exchange Commission a "shelf" registration statement permitting the sale of securities with a maximum aggregate public offering price of $50 million. At April 16, 2001, $41.5 million remain available.

        On February 2, 2001, the Company sold 1,627,756 shares of common stock to a private investor for $3.5 million.

        On March 8, 2001, the Company sold 1,250,000 shares of common stock to a private investor for $5.0 million. The investor also received five year warrants to purchase up to 125,000 shares of common stock at the exercise price of $5.00 per share. The fair value of the warrant was estimated at $563,750 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 91.05 percent; risk free interest rate of 4.73 percent; and an expected life of five years.

        On March 15, 2001, the Company's subsidiary, NeoGene, entered into a licensing agreement with Pfizer Inc. Under the terms of the agreement, Pfizer will make use of NeoGene's technology to screen potential drug candidates. In return, NeoGene received an initial payment of $100,000 and is entitled to receive milestone payments which could total $12 million if Pfizer receives final market approval from the FDA for a drug candidate identified using NeoGene's technology under the agreement; however, there can be no assurance that the development project will be successful and result in the Company receiving any further milestone payments.

        On April 6, 2001, in a special meeting called for this purpose, the stockholders of the Company approved the increase in authorized common stock from 25 million to 50 million shares.

        On April 17, 2001, we entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,000 shares of our common stock for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 and $8 million within approximately 30 days and seven months, of the initial closing, respectively, and (c) five year warrants exercisable at 125% of the market price on the date of the respective closing for 20% of the gross proceeds of each of the aforementioned common stock and debenture issuances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning directors and executive officers of NeoTherapeutics, Inc. required under this item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2001 Annual Meeting of Stockholders to be held on June 11, 2001 (the "2001 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference from our 2001 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this item is incorporated herein by reference from our 2001 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this item is incorporated herein by reference from our 2001 Proxy Statement.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. CONSOLIDATED FINANCIAL STATEMENTS:

The following are included herein under Item 8:

Report of Independent Public Accountants.

Consolidated Balance Sheet as of December 31, 1999 and 2000.

Consolidated Statement of Operations for the period ended December 31, 1998, 1999 and 2000.

Consolidated Statement of Stockholders' Equity for the period from inception through December 31, 2000.

Consolidated Statement of Cash Flow for the period ended December 31, 1998, 1999 and 2000.

Notes to Consolidated Financial Statement.

(a)2. FINANCIAL STATEMENT SCHEDULES:

None. All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)3. EXHIBITS.

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

        3.2     Certificates of Amendment to the Bylaws of the Registrant.

        4.1 Form of Registration Rights Agreement dated as of July 23, 1996, entered into between the Registrant and certain investors named therein. (Filed as Exhibit 4.1 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------
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

        4.13    Form of warrant issued by Registrant to Westover Investments
                L.P. and Montrose Investments Ltd. dated as of January 29, 1999.
                (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
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

        4.24 Securities Purchase Agreement dated as of April 28, 2000, by and between Registrant and Royal Canadian Growth Fund. (Filed as
                Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

        4.25 Registration Rights Agreement dated as of April 28, 2000, by and among Registrant, Royal Canadian Growth Fund and Dlouhy
                Investments Inc. (Filed as Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
        4.26    Warrant issued by Registrant to Royal Canadian Growth Fund, dated as of May 1, 2000. (Filed as Exhibit 4.3 to Form 8-K as
                filed with the Securities and Exchange Commission on May 25,
                2000, and incorporated herein by reference.)

        4.27 Warrant issued by Registrant to Dlouhy Investments Inc., dated as of May 1, 2000. (Filed as Exhibit 4.4 to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

        4.28 Letter Agreement dated as of May 1, 2000, by and between Registrant and Royal Canadian Growth Fund. (Filed as Exhibit 4.5 to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

        4.29    Convertible Debenture Purchase Agreement dated as of April 6,
                2000, by and among Registrant, Strong River Investments, Inc.
                and Montrose Investments Ltd. (Filed as Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on April
                21, 2000, and incorporated herein by reference.)

        4.30 Registration Rights Agreement dated as of April 6, 2000, by and among Registrant, Strong River Investments, Inc. and Montrose
                Investments Ltd. (Filed as Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

        4.31    Form of 5% Subordinated Convertible Debenture issued by
                Registrant, dated as of April 6, 2000. (Filed as Exhibit 4.3 to
                Form 8-K as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

        4.32    Class A Warrant issued by Registrant to Montrose Investments
                Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.4 to Form
                8-K as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

        4.33    Class A Warrant issued by Registrant to Strong River
                Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit
                4.5 to Form 8-K as filed with the Securities and Exchange
                Commission on April 21, 2000, and incorporated herein by reference.)

        4.34    Class B Warrant issued by Registrant to Montrose Investments
                Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.6 to Form
                8-K as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

        4.35    Class B Warrant issued by Registrant to Strong River
                Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit
                4.7 to Form 8-K as filed with the Securities and Exchange
                Commission on April 21, 2000, and incorporated herein by reference.)

        4.36 Registration Rights Agreement dated as of September 21, 2000, by and among NeoGene Technologies, Inc., Strong River Investments,
                Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.3 to Form
                8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.37 Registration Rights Agreement dated as of September 21, 2000, by and among Registrant, Strong River Investments, Inc. and
                Montrose Investments Ltd. (Filed as Exhibit 4.4 to Form 8-K as filed with the Securities and Exchange Commission on November
                13, 2000, and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
        4.38    Warrant issued by NeoGene Technologies, Inc., to Montrose
                Investments Ltd., dated as of September, 21, 2000. (Filed as
                Exhibit 4.5 to Form 8-K as filed with the Securities and
                Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.39    Warrant issued by NeoGene Technologies, Inc., to Strong River
                Investments, Inc., dated as of September 21, 2000. (Filed as
                Exhibit 4.6 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.40 Warrant issued by Registrant to Montrose Investments Ltd., dated as of September 21, 2000. (Filed as Exhibit 4.7 to Form 8-K as filed with the Securities and Exchange Commission on November
                13, 2000, and incorporated herein by reference.)

        4.41 Warrant issued by Registrant to Strong River Investments, Inc., dated as of September 21, 2000. (Filed as Exhibit 4.8 to Form
                8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.42    Form of Registrant Terms of Preferred. (Filed as Exhibit 4.9 to
                Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.43 Form of Registrant 5% Subordinated Convertible Debenture. (Filed as Exhibit 4.10 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.44 Securities Purchase Agreement dated as of September 29, 2000, by and among Registrant, Strong River Investments, Inc. and
                Montrose Investments Ltd. (Filed as Exhibit 4.11 to Form 8-K as filed with the Securities and Exchange Commission on November
                13, 2000, and incorporated herein by reference.)

        4.45 Registration Rights Agreement dated as of September 29, 2000, by and among Registrant, Strong River Investments, Inc. and
                Montrose Investments Ltd. (Filed as Exhibit 4.12 to Form 8-K as filed with the Securities and Exchange Commission on November
                13, 2000, and incorporated herein by reference.)

        4.46    Closing Warrant issued by Registrant to Montrose Investments,
                Ltd., dated as of September, 29, 2000. (Filed as Exhibit 4.13 to
                Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.47    Closing Warrant issued by Registrant to Strong River
                Investments, Inc., dated as of September, 29, 2000. (Filed as
                Exhibit 4.14 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.48    Adjustable Warrant issued by Registrant to Montrose Investments,
                Ltd., dated as of September 29, 2000. (Filed as Exhibit 4.15 to
                Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.49    Adjustable Warrant issued by Registrant to Strong River
                Investments, Inc., dated as of September 29, 2000. (Filed as
                Exhibit 4.16 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.50 Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of
                NeoTherapeutics, Inc. (Filed as Exhibit 3.1 to Form 8-A12G as filed with the Securities and Exchange Commission on December
                26, 2000, and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
        4.51    Rights Agreement, dated as of December 13, 2000, between
                NeoTherapeutics, Inc. and U.S. Stock Transfer Corporation, as
                Rights Agent, which includes as Exhibit A thereto the form of
                Certificate of Designation for the Series B Junior Participating
                Preferred Stock, as Exhibit B thereto the Form of Rights
                Certificate and as Exhibit C thereto a Summary of Terms of
                Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G as
                filed with the Securities and Exchange Commission on December
                26, 2000, and incorporated herein by reference.)

        4.52 Securities Purchase Agreement dated as of December 18, 2000, by and among Registrant, NeoGene Technologies, Inc. and Societe
                Generale. (Filed as Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.53    Certificate of Determination of NeoGene Technologies, Inc.
                (Filed as Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.54 Registration Rights Agreement dated as of December 18, 2000, by and between NeoGene Technologies, Inc. and Societe Generale.
                (Filed as Exhibit 4.3 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.55 Registration Rights Agreement dated as of December 18, 2000, by and between Registrant and Societe Generale. (Filed as Exhibit
                4.4 to Form 8-K as filed with the Securities and Exchange
                Commission on December 28, 2000, and incorporated herein by reference.)

        4.56    Warrant issued by NeoGene Technologies, Inc., to Societe
                Generale, dated as of December 18, 2000. (Filed as Exhibit 4.5 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.57 Warrant issued by Registrant to Societe Generale, dated as of December 18, 2000. (Filed as Exhibit 4.6 to Form 8-K as filed with the Securities and Exchange Commission on December 28,
                2000, and incorporated herein by reference.)

        4.58    Form of Registrant Terms of Preferred. (Filed as Exhibit 4.7 to
                Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.59 Stock Purchase Agreement dated as of January 31, 2001, by and between Registrant and Amro International S.A. (Filed as Exhibit
                10.1 to Form 8-K as filed with the Securities and Exchange
                Commission on February 16, 2001, and incorporated herein by reference.)

        4.60 Securities Purchase Agreement dated as of March 8, 2001, by and between Registrant and IAT ReInsurance Syndicate Ltd. (Filed as
                Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

        4.61    Warrant issued by Registrant to IAT ReInsurance Syndicate Ltd.
                dated as of March 8, 2001. (Filed as Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

        4.62    Certificate of Determination of NeoGene Technologies, Inc.
                (Filed as Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        10.1*   1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the
                Registration Statement on Form SB-2 as amended (No.
                333-05342-LA), and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
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

        10.9    Industrial Lease Agreement dated January 16, 1997, between the
                Company and the Irvine Company. (Filed as Exhibit 10.11 to the
                Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

        10.10   Addendum to Note dated June 21, 1996, between the Registrant and
                Alvin J. Glasky. (Filed as Exhibit 10.12 to the Form 10-KSB for fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

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

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------

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

        10.16 Master Lease Agreement dated as of September 22, 2000 by and between NeoTherapeutics, Inc. and Comdisco Laboratory and
                Scientific Group.

        10.17   Amendment No. 1 to Master Lease Agreement dated as of September
                22, 2000 by and between NeoTherapeutics, Inc. and Comdisco
                Laboratory and Scientific Group.

        10.18 Equipment Schedule No. S-01 dated as of September 22, 2000 by and between NeoTherapeutics, Inc. and Comdisco Laboratory and Scientific Group.

        10.19   Addendum to Equipment Schedule No. SG-01 dated as of September
                22, 2000 by and between NeoTherapeutics, Inc. and Comdisco
                Laboratory and Scientific Group.

        21      Subsidiaries of Registrant.

        23      Consent of Arthur Andersen LLP.

----------

* Indicates a management contract or compensatory plan or arrangement.

        (b) Reports on Form 8-K. The Registrant filed a Report on Form 8-K dated April 3, 2000, April 21, 2000, May 25, 2000, November 13, 2000, December
        26, 2000, December 28, 2000, February 16, 2001 and March 14, 2001 to
        report financing transactions. The Registrant filed a Report on Form 8-K on January 5, 2001 and March 20, 2001, to report press releases issued on January 4, 2001 and March 19, 2001, respectively.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEOTHERAPEUTICS, INC.


        Date:  April 17, 2001               By: /s/ ALVIN J. GLASKY
                                               ---------------------------------
                                                    Alvin J. Glasky, Ph.D.
                                                   Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                           TITLE                                  DATE
          ---------                           -----                                  ----

  /s/ ALVIN J. GLASKY
----------------------------------    Chairman of the Board,                    April 17, 2001
      Alvin J. Glasky, Ph.D.          Chief Executive Officer
                                      and Director
                                      (Principal Executive Officer)

      /s/ SAMUEL GULKO
----------------------------------    Senior Vice President Finance,            April 17, 2001
          Samuel Gulko                Chief Financial Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Accounting and
                                      Financial Officer)

     /s/ MARK J. GLASKY
----------------------------------    Director                                  April 17, 2001
         Mark J. Glasky


  /s/ ANN C. KESSLER
----------------------------------    Director                                  April 17, 2001
      Ann C. Kessler, Ph.D.


    /s/ ARMIN M. KESSLER
----------------------------------    Director                                  April 17, 2001
        Armin M. Kessler


/s/ CAROL O'CLEIREACAIN
----------------------------------    Director                                  April 17, 2001
    Carol O'Cleireacain, Ph.D.


/s/ PAUL H. SILVERMAN
----------------------------------    Director                                  April 17, 2001
    Paul H. Silverman Ph.D., D.Sc.


  /s/ ERIC L. NELSON
----------------------------------    Director                                  April 17, 2001
      Eric L. Nelson, Ph.D.


 /s/ JOSEPH RUBINFELD
----------------------------------    Director                                  April 17, 2001
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

        3.2     Certificates of Amendment to the Bylaws of the Registrant.

        4.1 Form of Registration Rights Agreement dated as of July 23, 1996, entered into between the Registrant and certain investors named therein. (Filed as Exhibit 4.1 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)

 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------
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

        4.13    Form of warrant issued by Registrant to Westover Investments
                L.P. and Montrose Investments Ltd. dated as of January 29, 1999.
                (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
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

        4.24 Securities Purchase Agreement dated as of April 28, 2000, by and between Registrant and Royal Canadian Growth Fund. (Filed as
                Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

        4.25 Registration Rights Agreement dated as of April 28, 2000, by and among Registrant, Royal Canadian Growth Fund and Dlouhy
                Investments Inc. (Filed as Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
        4.26    Warrant issued by Registrant to Royal Canadian Growth Fund, dated as of May 1, 2000. (Filed as Exhibit 4.3 to Form 8-K as
                filed with the Securities and Exchange Commission on May 25,
                2000, and incorporated herein by reference.)

        4.27 Warrant issued by Registrant to Dlouhy Investments Inc., dated as of May 1, 2000. (Filed as Exhibit 4.4 to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

        4.28 Letter Agreement dated as of May 1, 2000, by and between Registrant and Royal Canadian Growth Fund. (Filed as Exhibit 4.5 to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

        4.29    Convertible Debenture Purchase Agreement dated as of April 6,
                2000, by and among Registrant, Strong River Investments, Inc.
                and Montrose Investments Ltd. (Filed as Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on April
                21, 2000, and incorporated herein by reference.)

        4.30 Registration Rights Agreement dated as of April 6, 2000, by and among Registrant, Strong River Investments, Inc. and Montrose
                Investments Ltd. (Filed as Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

        4.31    Form of 5% Subordinated Convertible Debenture issued by
                Registrant, dated as of April 6, 2000. (Filed as Exhibit 4.3 to
                Form 8-K as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

        4.32    Class A Warrant issued by Registrant to Montrose Investments
                Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.4 to Form
                8-K as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

        4.33    Class A Warrant issued by Registrant to Strong River
                Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit
                4.5 to Form 8-K as filed with the Securities and Exchange
                Commission on April 21, 2000, and incorporated herein by reference.)

        4.34    Class B Warrant issued by Registrant to Montrose Investments
                Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.6 to Form
                8-K as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

        4.35    Class B Warrant issued by Registrant to Strong River
                Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit
                4.7 to Form 8-K as filed with the Securities and Exchange
                Commission on April 21, 2000, and incorporated herein by reference.)

        4.36 Registration Rights Agreement dated as of September 21, 2000, by and among NeoGene Technologies, Inc., Strong River Investments,
                Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.3 to Form
                8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.37 Registration Rights Agreement dated as of September 21, 2000, by and among Registrant, Strong River Investments, Inc. and
                Montrose Investments Ltd. (Filed as Exhibit 4.4 to Form 8-K as filed with the Securities and Exchange Commission on November
                13, 2000, and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
        4.38    Warrant issued by NeoGene Technologies, Inc., to Montrose
                Investments Ltd., dated as of September, 21, 2000. (Filed as
                Exhibit 4.5 to Form 8-K as filed with the Securities and
                Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.39    Warrant issued by NeoGene Technologies, Inc., to Strong River
                Investments, Inc., dated as of September 21, 2000. (Filed as
                Exhibit 4.6 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.40 Warrant issued by Registrant to Montrose Investments Ltd., dated as of September 21, 2000. (Filed as Exhibit 4.7 to Form 8-K as filed with the Securities and Exchange Commission on November
                13, 2000, and incorporated herein by reference.)

        4.41 Warrant issued by Registrant to Strong River Investments, Inc., dated as of September 21, 2000. (Filed as Exhibit 4.8 to Form
                8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.42    Form of Registrant Terms of Preferred. (Filed as Exhibit 4.9 to
                Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.43 Form of Registrant 5% Subordinated Convertible Debenture. (Filed as Exhibit 4.10 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.44 Securities Purchase Agreement dated as of September 29, 2000, by and among Registrant, Strong River Investments, Inc. and
                Montrose Investments Ltd. (Filed as Exhibit 4.11 to Form 8-K as filed with the Securities and Exchange Commission on November
                13, 2000, and incorporated herein by reference.)

        4.45 Registration Rights Agreement dated as of September 29, 2000, by and among Registrant, Strong River Investments, Inc. and
                Montrose Investments Ltd. (Filed as Exhibit 4.12 to Form 8-K as filed with the Securities and Exchange Commission on November
                13, 2000, and incorporated herein by reference.)

        4.46    Closing Warrant issued by Registrant to Montrose Investments,
                Ltd., dated as of September, 29, 2000. (Filed as Exhibit 4.13 to
                Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.47    Closing Warrant issued by Registrant to Strong River
                Investments, Inc., dated as of September, 29, 2000. (Filed as
                Exhibit 4.14 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.48    Adjustable Warrant issued by Registrant to Montrose Investments,
                Ltd., dated as of September 29, 2000. (Filed as Exhibit 4.15 to
                Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.49    Adjustable Warrant issued by Registrant to Strong River
                Investments, Inc., dated as of September 29, 2000. (Filed as
                Exhibit 4.16 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        4.50 Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of
                NeoTherapeutics, Inc. (Filed as Exhibit 3.1 to Form 8-A12G as filed with the Securities and Exchange Commission on December
                26, 2000, and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
        4.51    Rights Agreement, dated as of December 13, 2000, between
                NeoTherapeutics, Inc. and U.S. Stock Transfer Corporation, as
                Rights Agent, which includes as Exhibit A thereto the form of
                Certificate of Designation for the Series B Junior Participating
                Preferred Stock, as Exhibit B thereto the Form of Rights
                Certificate and as Exhibit C thereto a Summary of Terms of
                Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G as
                filed with the Securities and Exchange Commission on December
                26, 2000, and incorporated herein by reference.)

        4.52 Securities Purchase Agreement dated as of December 18, 2000, by and among Registrant, NeoGene Technologies, Inc. and Societe
                Generale. (Filed as Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.53    Certificate of Determination of NeoGene Technologies, Inc.
                (Filed as Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.54 Registration Rights Agreement dated as of December 18, 2000, by and between NeoGene Technologies, Inc. and Societe Generale.
                (Filed as Exhibit 4.3 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.55 Registration Rights Agreement dated as of December 18, 2000, by and between Registrant and Societe Generale. (Filed as Exhibit
                4.4 to Form 8-K as filed with the Securities and Exchange
                Commission on December 28, 2000, and incorporated herein by reference.)

        4.56    Warrant issued by NeoGene Technologies, Inc., to Societe
                Generale, dated as of December 18, 2000. (Filed as Exhibit 4.5 to Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.57 Warrant issued by Registrant to Societe Generale, dated as of December 18, 2000. (Filed as Exhibit 4.6 to Form 8-K as filed with the Securities and Exchange Commission on December 28,
                2000, and incorporated herein by reference.)

        4.58    Form of Registrant Terms of Preferred. (Filed as Exhibit 4.7 to
                Form 8-K as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

        4.59 Stock Purchase Agreement dated as of January 31, 2001, by and between Registrant and Amro International S.A. (Filed as Exhibit
                10.1 to Form 8-K as filed with the Securities and Exchange
                Commission on February 16, 2001, and incorporated herein by reference.)

        4.60 Securities Purchase Agreement dated as of March 8, 2001, by and between Registrant and IAT ReInsurance Syndicate Ltd. (Filed as
                Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

        4.61    Warrant issued by Registrant to IAT ReInsurance Syndicate Ltd.
                dated as of March 8, 2001. (Filed as Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

        4.62    Certificate of Determination of NeoGene Technologies, Inc.
                (Filed as Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

        10.1*   1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the
                Registration Statement on Form SB-2 as amended (No.
                333-05342-LA), and incorporated herein by reference.)

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
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

        10.9    Industrial Lease Agreement dated January 16, 1997, between the
                Company and the Irvine Company. (Filed as Exhibit 10.11 to the
                Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

        10.10   Addendum to Note dated June 21, 1996, between the Registrant and
                Alvin J. Glasky. (Filed as Exhibit 10.12 to the Form 10-KSB for fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

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

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------

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

        10.16 Master Lease Agreement dated as of September 22, 2000 by and between NeoTherapeutics, Inc. and Comdisco Laboratory and
                Scientific Group.

        10.17   Amendment No. 1 to Master Lease Agreement dated as of September
                22, 2000 by and between NeoTherapeutics, Inc. and Comdisco
                Laboratory and Scientific Group.

        10.18 Equipment Schedule No. S-01 dated as of September 22, 2000 by and between NeoTherapeutics, Inc. and Comdisco Laboratory and Scientific Group.

        10.19   Addendum to Equipment Schedule No. SG-01 dated as of September
                22, 2000 by and between NeoTherapeutics, Inc. and Comdisco
                Laboratory and Scientific Group.

        21      Subsidiaries of Registrant.

        23      Consent of Arthur Andersen LLP.

----------

* Indicates a management contract or compensatory plan or arrangement.