Form 10-K/A
period 2000-12-31
NEOTHERAPEUTICS INC
filed 2001-04-25
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                          ---------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants

                          ---------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders, to be held on June 11, 2001, are incorporated by reference in Part III of this report.

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is filed for the purpose of amending Items 1, 5, 7, 8, 14 and attaching additional exhibits as set forth in the pages attached hereto:

                                TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----
PART I

  Item 1.      Business.......................................................     3

  Item 2.      Properties.....................................................    19

  Item 3.      Legal Proceedings..............................................    19

  Item 4.      Submission of Matters to a Vote of Security Holders............    19

PART II

  Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters..........................................    20

  Item 6.      Selected Financial Data........................................    21

  Item 7.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................    21

  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....    26

  Item 8.      Financial Statements...........................................    27

  Item 9.      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................    48

PART III

  Item 10.     Directors and Executive Officers of the Registrant.............    49

  Item 11.     Executive Compensation.........................................    49

  Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management...............................................    49

  Item 13.     Certain Relationships and Related Transactions.................    49

PART IV

  Item 14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K..................................................    49

SIGNATURES     ...............................................................    57

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "ITEM 1 -- Business," including the section therein entitled "Risk Factors," and in "ITEM 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements generally can be identified by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology.


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


------------------------------------------------------------------------------------------------------------------------------------
PRODUCT                     POSSIBLE INDICATIONS                                                DEVELOPMENT STATUS
------------------------------------------------------------------------------------------------------------------------------------
Neotrofin(TM) (AIT-082)     Alzheimer's Disease                  Phase 1:             Nine clinical trials completed and additional
                                                                                      Phase 1 studies to be conducted in 2001
                                                                 Phase 2:             Four Phase 2 clinical trials completed and one
                                                                                      in progress
                            Spinal Cord Injury                   Phase 2:             Phase 2 study initiated March 2001
                            Parkinson's disease                  Phase 2:             Phase 2 study initiated March 2001
                            Peripheral Neuropathy                Pre-clinical
                            Other neurodegenerative
                            diseases                             Pre-clinical
------------------------------------------------------------------------------------------------------------------------------------
AIT-034                     Dementia                             Pre-clinical:        IND to be filed in 2001
------------------------------------------------------------------------------------------------------------------------------------
Neoquin(TM)                 Bladder cancer                       Phase 2:             Clinical trial to be conducted in 2001 pending
                                                                                      completion of license agreement
------------------------------------------------------------------------------------------------------------------------------------

We cannot guarantee that any of our compounds will effectively treat the indicated diseases or conditions, or that any such compounds will receive FDA approval.

Neotrofin(TM)

        Neotrofin(TM) is our most extensively studied compound and has been the primary focus of our research efforts. Neotrofin(TM) has been shown in animal studies to enhance working (or recent) memory, the type of memory which is deficient in patients suffering from Alzheimer's disease. In addition, we believe that Neotrofin(TM) may help treat memory impairments in the aged, in stroke patients and in patients with traumatic brain injuries. Neotrofin(TM) may also help treat patients with nerve damage such as stroke, spinal cord injury and peripheral neuropathy and in neurodegenerative diseases such as Parkinson's disease and Huntington's disease.

        Pre-clinical testing involving laboratory animals has indicated that Neotrofin(TM) exhibits the following properties and/or effects:

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

        An IND was allowed for Neotrofin(TM) by the U.S. FDA in June 1997. The first clinical trial of Neotrofin(TM) in the United States began in July 1997 and was completed in 1998. Additional Phase 1 clinical trials evaluating safety and pharmacokinetic parameters have been conducted with Neotrofin(TM). The results from the Phase 1 clinical trials indicate that Neotrofin(TM) is rapidly absorbed after oral administration and produces no serious side effects at high doses.

        The first Phase 2 clinical trial of Neotrofin(TM) (28 days of dosing) was initiated in July 1998 and completed in the first quarter of 1999. The results from this study confirmed the observations seen in the Phase 1 trials and also indicated improved memory performance. In the first quarter of 1999, we initiated a larger Phase 2 clinical trial (90 days of dosing) in Canada, Australia and the Republic of South Africa. The results from this study indicated that, at the highest tested dose of Neotrofin(TM), 500 mg/day, statistically significant improvements in the behavioral aspects of Alzheimer's disease were seen and there was a trend toward improvement in cognitive improvement in the ADAS-cog test, a standardized test that measures cognitive function. These effects were more pronounced in patients with more moderate Alzheimer's disease. Another Phase 2 clinical trial was initiated in the United States in the third quarter of 1999 to study the effects of oral Neotrofin(TM) in the brain using PET (Positron Emission Tomography) imaging technology. The results of this study indicated that higher doses of Neotrofin(TM) (500 and 1000 mg/day) demonstrated positive effects on cognition in psychometric tests and positive effects on PET and EEG (electroencephalogram) parameters. In the third quarter of 1999 we initiated a Phase 2 clinical trial in the United States to study the effects of a single dose level of Neotrofin(TM) compared to placebo when administered for 90 days. This study did not demonstrate any statistically significant effects of 150 mg of Neotrofin(TM) versus placebo. We also initiated, in the first quarter of 2000 and discontinued in the fourth quarter of 2000, a large, 1,500 patient, multinational (excluding the United States) low dose-ranging Phase 2/3 study of Neotrofin(TM) - see Management's Discussion and Analysis of Financial Condition and Results of Operation. We initiated additional studies of Neotrofin(TM), for Alzheimer's disease, spinal cord injury and Parkinson's disease, in the first half of 2001.

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

        Dementia and Memory Impairment Associated with Aging. Because the populations of developed countries are aging, the costs and social burden of medical care and housing of aged persons suffering from mentally deteriorative diseases are increasing. The availability of a drug to reduce the memory impairments associated with aging would not only have a significant economic impact but would also greatly improve the quality of life for the elderly population. Both Neotrofin(TM) and AIT-034 have shown to be effective in improving memory loss associated with aging in mice. Clinical trials indicate that Neotrofin(TM) also improves memory performance in patients with Alzheimer's disease.

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

        In March 2001, NeoGene entered into a licensing agreement with Pfizer, Inc. Under the terms of the agreement, NeoGene has received an initial payment of $100,000 and is entitled to receive milestone payments on potential products arising from research on one of NeoGene's proprietary orphan G-protein-coupled receptors. The initial payment and milestone payments have a potential to reach $12.0 million. However, there can be no assurance that the development project will be successful and result in our receiving any further milestone payments.

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

COMPETITION

        The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are engaged in activities similar to that of NeoTherapeutics. Our competitors that have a product on the market within our clinical focus include Amgen, Inc., Bayer AG, Eli Lilly and Co., Novartis, Bristol-Myers Squibb Company, Glaxo SmithKline, Regeneron Pharmaceuticals, Inc., Vertex Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Aventis, Elan Corporation, Pfizer, Inc. and Janssen and Shire, among others. Competitors that have a similar strategic and clinical focus as us include Axonyx Inc., Cortex Pharmaceuticals Inc., Curis Inc., Diacrin Inc., Genset SA-APR, Interneuron Pharmaceuticals Inc., Neurobiological Technologies Inc., Neurocrine Biosciences Inc., Neurogen Corporation, NPS Pharmaceuticals Inc., StemCells, Inc., Synaptic Pharmaceuticals Inc. and Titan Pharmaceuticals Inc.
In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies. These companies and institutions also compete with us in recruiting highly qualified scientific personnel. Many of our competitors have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures.

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

EMPLOYEES

        As of December 31, 2000, we had fifty-three full-time employees, of which ten hold Ph.D. degrees and four hold M.D. degrees, and eight part-time employees. There can be no assurance that we will be able to attract and retain qualified personnel in sufficient numbers to meet its needs. Our employees are not subject to any collective bargaining agreements, and we regard our relations with our employees to be good.


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

        We currently are spending cash at a rate in excess of approximately $2.3 million per month, and we expect this rate of spending to continue for at least the following 12 months. We believe that, together with periodic sales of common stock such as the $3.5 million and the $5.0 million sales in February and March 2001, respectively, the ability to obtain funding of up to $24 million from the sale of convertible debentures and equity securities (see Note 15 to the audited financial statements) and assuming that the holders of our Class B Warrants continue to exercise our Class B Warrants in response to our call notices, our existing cash and capital resources will satisfy our current funding requirements for at least the next twelve months. If the market price of our common stock is less than $2.00 per share, we may not be able to use our Class B Warrants as a financing source. Should we not be able to continue periodic sales of our common stock, sell our convertible debentures or to utilize our Class B warrants, we may have to seek additional funding. We may not be able to obtain additional funds on acceptable terms or at all. If adequate funds are not available, we will have to delay or eliminate one or more of our development programs.

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

        We actively pursue patent protection for our proprietary products and technologies. We hold four U.S. patents, one patent has been allowed and currently have fifteen U.S. patent applications pending. In addition, we have numerous foreign patents issued and patent applications pending corresponding to our U.S. patents. However, our patents may not protect us against our competitors. We may have to file suit to protect our patents or to defend our use of our patents against infringement claims brought by others. Because we have limited cash resources, we may not be able to afford to pursue or defend against litigation in order to protect our patent rights.

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

OUR LACK OF EXPERIENCE AT CONDUCTING CLINICAL TRIALS OURSELVES MAY DELAY THE TRIALS AND INCREASE OUR COSTS.

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

HOLDERS OF OUR CONVERTIBLE PREFERRED STOCK, DEBENTURES AND WARRANTS COULD ENGAGE IN SHORT SELLING TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OR EXERCISE OF THE SECURITIES AND DECREASE THE EXERCISE PRICE OF THE WARRANTS. IF THIS OCCURS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE.

        The holders of shares of preferred stock issued by our subsidiary, NeoGene Technologies, Inc., have rights to exchange those shares for shares of our convertible preferred stock. If we hold less than $5 million in cash and cash equivalents at the time of the exchanges, the holders of NeoGene's Series A Preferred Stock have the right to exchange those shares into our convertible debentures. If those exchange rights are exercised, the number of shares of common stock issuable upon conversion of the convertible preferred stock or debentures will vary with the market price of our common stock. The shares of our convertible preferred stock or debentures will generally be convertible into common stock at a conversion price equal to 101% or 100% of the average of either the lowest ten or the lowest seven closing bid prices of our common stock in the previous 30 trading days, and subject to caps of either 120% or 150% of the market price of our common stock at the time of the exchange, in each case depending upon the series of NeoGene preferred stock exchanged. In addition, on April 17, 2001, we entered into an agreement with two investors that commit the investors to purchase convertible debentures at our option. The number of shares of our common stock issuable upon conversion of the convertible debentures will vary with the market price of our common stock. The convertible debentures will generally be convertible into common stock at a conversion price equal to an initial conversion price of 120% of the average closing bid price of our common stock over the five trading days preceding the date of issuance or, after 30 days from the date of issuance, the lesser of the initial conversion price or 101% of the average of the ten lowest closing bid prices of our common stock in the previous 30 trading days from the date of conversion. Consequently, the number of shares of common stock issuable upon conversion of the convertible preferred stock or debentures will vary with the market price of our stock. A greater number of shares of our common stock are issuable the lower the price of our common stock. Increased sales volume of our common stock could put downward pressure on the market price of the shares. This fact could encourage holders of the securities to sell short our common stock prior to conversion of the securities, thereby potentially causing the market price to decline and a greater number of shares to become issuable upon conversion of the preferred stock or debentures. The holders of the securities could then convert their securities and use the shares of common stock received upon conversion to cover their short positions. The holders of the securities could thereby profit by the decline in the market price of the common stock caused by their short selling.

        Similarly, the exercise price of our outstanding Class B Warrants, if we deliver a redemption notice, is equal to the lesser of $33.75 per share (subject to adjustment for stock splits, reverse splits and combinations) and 97% (or 95% if the market price of our common stock is less than $5.00 per share) of the closing bid price of our common stock on the trading day after the redemption notice is delivered. This fact could give the holders of our Class B Warrants incentive to sell short our common stock after receipt of a redemption notice, which could cause the market price to decline. The holders of the Class B Warrants could then exercise their Class B Warrants and use the shares of common stock received upon exercise to cover their short positions and thereby profit by the decline in the market price of the common stock caused by their short selling.

        Additionally, it is important to note that a significant amount of the NeoGene preferred stock and our warrants are owned by three investors. This fact gives these investors greater influence over the market price of our stock. Two of these investors entered into the April 17, 2001 convertible debenture and equity transaction.

THE TRADING PRICE OF OUR COMMON STOCK AND THE TERMS OF OUR CONVERTIBLE SECURITIES AND WARRANTS MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ NATIONAL MARKET OR WE COULD BE DELISTED AND THE LIQUIDITY OF OUR COMMON STOCK WOULD DECLINE.

        Our common stock are listed on the Nasdaq National Market. To remain listed on this market, we must meet Nasdaq's listing maintenance standards and abide by Nasdaq's rules governing listed companies. If the price of our common stock falls below $1.00 per share for an extended period, or if we fail to meet other Nasdaq standards or violate Nasdaq rules, our common stock could be delisted from the Nasdaq National Market.

        Nasdaq has established certain rules regarding the issuance of "future priced securities." These rules may apply to the preferred stock or debentures we may issue in exchange for NeoGene preferred stock, and any convertible debentures issued pursuant to the April 17, 2001 transaction, because the number of shares of our common stock issuable upon conversion of these securities is based upon a future price of our common stock. Nasdaq's concerns regarding these securities include the following:

        Stockholders must approve significant issuances of listed securities at a discount to market or book value. Nasdaq rules prohibit an issuer of listed securities from issuing 20% or more of its outstanding capital stock at less than the greater of book value or then current market value without obtaining prior stockholder consent. We did not obtain stockholder consent prior to issuing the NeoGene preferred stock and granting the exchange right to the holders of the NeoGene preferred stock, or entering into the April 17, 2001 transaction. In the absence of stockholder approval, the securities issued in these transactions by their terms may not be converted into more than 20% of the number of shares of our common stock outstanding at the time the securities are issued. We anticipate, but are not assured of, obtaining approval of these transactions at our Annual Meeting of Stockholders to be held on June 11, 2001. Should the stockholders not approve this financing, we could be required to refund all or a portion of the sale proceeds and pay significant penalties.

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

        There were 17,255,319 shares of our common stock outstanding as of March 30, 2001. In addition, security holders held options and warrants as of March 30, 2001 which, if exercised, would obligate us to issue up to an additional 11,905,617 shares of common stock. A substantial number of those shares, when we issue them upon exercise, will be available for immediate resale in the public market. In addition, as of March 30, 2001, we have the ability to sell up to approximately $41 million of our common stock pursuant to a shelf registration that will be eligible for immediate resale in the market. Furthermore, these numbers do not include the number of shares of common stock that may become issuable upon conversion of the securities that we may be required to issue in exchange for shares of NeoGene preferred stock. While this number of shares cannot be accurately determined at this time, assuming an average conversion price of $5.00 per share, 1,790,000 shares would be issuable and available for resale upon conversion of these securities. The market price of our common stock could fall as a result of such resales.

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


ITEM 2. PROPERTIES

        During June 1997, we relocated our research and development and corporate administrative offices to a new 34,000 square foot facility constructed for us in Irvine, California. The facility is suitable and adequate to undertake our current research effort. However, we anticipate leasing additional space for our clinical and administrative support staff in 2001. The facility is occupied under a non-cancelable lease for seven years and contains two five year options to renew. The base monthly rent for the Irvine facility is currently $41,710 which amount is subject to minimum cost of living increases each July, plus taxes, insurance and common area maintenance. We also maintain a small administrative office in Zurich, Switzerland on an expense-sharing basis. We recently entered into a five year sub-lease with the University of California, Irvine for a 10,000 square foot laboratory and administrative facility for our genomics subsidiary, NeoGene Technologies, Inc. Under its terms, sublease payments are at the rate of 50% of the basic rent charge, subject to certain conditions, and will commence upon completion of the facility which is expected during June 2001. The lease requires a basic monthly rate of $13,032 during the initial year, plus taxes, insurance, common area maintenance and scheduled rent increases for succeeding years over the five year term of the sublease.


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

MARKET FOR SECURITIES

        Our common stock is currently listed on the Nasdaq National Market and trades under the symbol "NEOT." For each of the calendar quarters indicated, the high and low trades of our common stock, as reported by NASDAQ, were as follows:


        Year Ended December 31, 1999:           High             Low
        -----------------------------           ----             ---
        Quarter Ended
        -------------
        March 31, 1999                         $  13-3/4       $   7-3/8
        June 30, 1999                          $  14-1/2       $       8
        September 30, 1999                     $  16-1/4       $   9-1/8
        December 31, 1999                      $  14-1/2       $  10-3/8

        Year Ended December 31, 2000:
        Quarter Ended
        March 31, 2000                         $17-12/16       $16-13/16
        June 30, 2000                          $10-14/16       $10-11/16
        September 29, 2000                     $ 8-13/16       $ 7-6/16
        December 29, 2000                      $  4-7/16       $ 3-14/16


        The foregoing bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

DIVIDENDS

        We have never paid cash dividends on our common stock and we do not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        The following is a summary of transactions between December 31, 2000 and March 30, 2001, involving sales of our securities that were not registered under the Securities Act of 1933 (the "Securities Act"). Exemption from registration was relied upon under Section 4(2) of the Securities Act for all transactions listed.

        1. On October 27, 2000 and October 31, 2000 we sold to two private investors 80,000 shares of common stock for cash proceeds of approximately $636,562 as a result of the exercise of an equal number of warrants by the investors under a redeemable warrant agreement entered into on April 6, 2000. On November 1, 2000 and November 2, 2000 the Company sold to two private investors 80,000 shares of common stock for cash proceeds of approximately $705,675 as a result of the exercise of an equal number of warrants by the investors under the redeemable warrant agreement entered into on April 6, 2000.

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

        3. On December 18, 2000, our subsidiary NeoGene sold 44,445 shares Series B preferred stock for $2 million in cash. The preferred stock is convertible into an equal number of shares of common stock, representing approximately 4% ownership of NeoGene, and is also convertible into our convertible preferred stock. The investor also received five year warrants to purchase up to 9,387 shares of NeoGene common stock at $45.00 per share and five year warrants to purchase 30,000 shares of NeoTherapeutics common stock at an exercise price of $6.10 per share.

        4. Brighton Capital, Ltd. ("Brighton") acted as a finder with respect to the negotiation and execution of the agreement described in number 3. above. As consideration for services provided by Brighton in connection with the agreement, we paid Brighton a cash commission of $105,000 representing 5.25% of the gross sale proceeds plus five year warrants to purchase 10,000 shares of NeoGene at $45.00 per share.

        5. On January 30, 2001, we issued to two investors 1,070,336 shares of common stock under the reset agreement pursuant to the September 29, 2000, sale of $8.0 million common stock. The second and final reset expired March 14, 2001, and we have agreed to issue an additional 900,000 shares of common stock to the two investors. We received no consideration as a result of issuing shares pursuant to these reset provisions.

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


                                                                  Years Ended December 31,
                                             --------------------------------------------------------------------
                                               2000           1999           1998           1997           1996
                                             --------       --------       --------       --------       --------
                                                             (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Revenues, from grants                     $     --       $     --       $     --       $     --       $     --
   Operating expenses:
      Research and development                 38,767         20,058          8,542          4,508            615
      General and administrative                5,107          3,465          3,123          2,342            660
      Settlement of litigation                     --          2,458             --             --             --
                                             --------       --------       --------       --------       --------
   Loss from operations                       (43,874)       (25,981)       (11,665)        (6,850)        (1,275)
   Other income (expense)                      (1,090)            (9)            60            688            236
   Minority interest in consolidated
      subsidiaries' net loss                   (1,463)            --             --             --             --
                                             --------       --------       --------       --------       --------
   Net loss                                  $(46,427)      $(25,990)      $(11,605)      $ (6,162)      $ (1,039)
                                             ========       ========       ========       ========       ========
   Basic and diluted loss per share          $  (4.37)      $  (3.68)      $  (2.07)      $  (1.14)      $  (0.32)
                                             ========       ========       ========       ========       ========

BALANCE SHEET DATA AT DECEMBER 31:
   Cash, cash equivalents and
      marketable securities                  $ 11,470       $  9,681       $  2,867       $  9,132       $ 17,444
   Property and equipment, net                  3,416          3,161          3,252          3,475            133
   Total assets                                15,781         13,174          6,826         13,198         17,979
   Current liabilities                          5,110          4,757          2,364          2,478          1,357
   Long-term debt, less current portion           474            637          1,126            177             --
   Minority interest in consolidated
      subsidiaries                              7,280             --             --             --             --
   Total stockholders' equity                   2,830          7,705          3,290         10,543         16,622


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

        Research and development expenses for the twelve months ended December 31, 2000 increased by approximately $18.7 million or 93% over the previous year. This increase was due primarily to the costs and the expenses associated with the conduct of clinical and preclinical trials as we accelerated our program to commercialize our lead product candidate, Neotrofin(TM). These costs and expenses were due primarily to the increased number and length of our clinical trials and manufacturing and formulation of drug compound, all of which were conducted by outside organizations. Internally, research and development expenses increased in the category of salaries due to additional personnel, salary increases and related benefits. In November 2000, we terminated our contract with an outside clinical research organization and cancelled a major international clinical trial for Alzheimer's disease involving over 1,500 patients. The decision to cancel this trial was based on indeterminate efficacy at the same and lower doses in patients who participated in several other trials which were completed during 2000, and the positive results shown in a higher dose trial with a limited group of Alzheimer's patients. In March and April 2001, we began new Phase 2 clinical trials of Neotrofin(TM) in Alzheimer's disease and other indications, at higher dose levels than administered in the previous trials. These new trials will be managed internally and we have increased the number of our employees and consultants for that purpose. In the immediate future we expect our research and development costs to decrease due to the net savings expected from internally managing our clinical trial program, as compared to the higher cost of using an outside clinical research organization. Thereafter, we expect that such expenses will again increase as we expand our clinical trials on Neotrofin(TM) and other drug candidates, as well as our research activities at our subsidiaries. Depending on the results of our planned clinical trials for Neotrofin(TM) and the outcome of the regulatory approval process, we will expand our manufacturing capabilities as we approach commercialization of our lead product, Neotrofin(TM).

        General and administrative expenses increased approximately $1.6 million, or 47% over the previous year. This increase is due primarily to increases in personnel, salary increases, and related benefits, recruiting, relocation, travel, and depreciation and amortization.

        Interest income increased by $0.6 million, or 290% in 2000 over 1999 as a result of the full year utilization of invested funds. We expect interest earnings to decrease over the next year due to our use of the funds in current operations. Interest expense increased by $1.6 million, or 663% in 2000 over 1999, due principally to non-cash interest charges related to amortization of discount and debt issuance costs of our convertible debentures. These securities were issued and converted into common stock during 2000.

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

        Research and development expenses for the twelve months ended December 31, 1999 increased by approximately $11.5 million, or 135% over the previous year. This increase was due primarily to the costs and expenses associated with the conduct of clinical and preclinical trials as we accelerated our program to commercialize our lead compound, Neotrofin(TM). These costs and expenses were due primarily to the increased number and length of our clinical trials and manufacturing and formulation of drug compound, all of which were conducted by outside organizations. Internally, research and development expenses increased in the categories of salaries due to additional personnel, salary increases, research grants, professional fees due to increased patent activity, rent (due principally to the re-allocation from general and administrative expense as a result of research and development utilizing a higher proportion of our facility) and depreciation of property and equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

        From inception through December 31, 2000, we financed our operations primarily through sales of securities, borrowings, grants and deferred payment of salaries and other expenses from related parties. During September and October 1996, we sold a total of 2,700,000 units of our common stock and attached warrants to the public. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. We realized net cash proceeds of approximately $18.2 million from the sale. On March 27, 1998, we executed an agreement with a private investor (the "Equity Line Agreement") which provides for us, at our sole discretion, subject to certain restrictions, to sell ("put") to the investor up to $15 million of our common stock. In addition, we issued to the investor five year warrants to purchase 25,000 shares of common stock at $11.62 per share. Under the Equity Line Agreement, we received proceeds of approximately $3.55 million from sales of 506,049 shares of common stock in 1998, $1.95 million from sales of 211,393 shares of common stock in 1999 and an additional $2.0 million in January 2000 from the sale of 186,961 shares of common stock. On February 13, 2001, the Equity Line Agreement expired. On May 31, 1999 we sold to a group of private investors 400,000 shares of common stock for approximately $4.0 million. The investors also received five year warrants to purchase 80,000 shares of common stock at an exercise price of $15 per share. On July 29, 1999 we completed a secondary public offering and sold 1,150,000 shares of common stock, realizing approximately $8.7 million in net cash proceeds from the sale. On November 19, 1999 we sold to two private investors 845,594 shares of common stock for approximately $10.0 million and five year warrants to purchase 126,839 shares of common stock at $14.24 per share. On March 22, 2000 we issued to the investors an additional 43,383 shares of common stock for no further consideration, pursuant to a reset formula contained in the November 19, 1999 agreement.

        We also entered into the following financing transactions from January 1, 2000 through April 17, 2001.

        (1) On February 25, 2000 we sold to two private investors 520,324 shares of common stock for $8.0 million. The investors also received five year warrants to purchase 104,000 shares of common stock at an exercise price of $21.00 per share.

        (2) On April 6, 2000, we entered into a financing transaction with two private investor groups. The transaction consists of (a) $10 million in 5% subordinated convertible debentures due April 6, 2005, (b) redeemable warrants to purchase up to 4 million shares of common stock over a two-year period (the "B" warrants) and (c) five year warrants to purchase from 115,000 shares up to 265,000 shares of our common stock (the "A" warrants) at an exercise price of $19.67 per share. The B warrants can be redeemed in part by us as frequently as several times per week and when called for redemption can be exercised by the investors at 97% of the per share closing market price (i.e. a discount of 3%) and are exercisable at the sole option of the investors at the price of $33.75 per share. The number of B warrants that are exercisable at each redemption are subject to average daily volume restrictions and are callable only if the market price of our common stock is above $5.00 per share. At various times during 2000 we called and the investors exercised 586,400 of our class B Warrants, resulting in the issuance of 586,400 shares of common stock for net proceeds of $5,120,654.

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

        (5) On September 29, 2000, we sold 968,524 shares of common stock to two private investors for $8 million cash. The investors also received five year warrants to purchase 193,706 shares of common stock at $10.13 per share. The agreement contained a reset formula which provided for the investor to obtain at nominal cost, additional shares of common stock based on the market price of the common stock determined thirty and sixty trading days after the effective date of the registration statement to be filed for this transaction. On January 30, 2001, the first vesting period ended which resulted under the reset formula in the issuance of 1,070,336 shares of our common stock to the investors. As part of the April 17, 2001 transaction described below, we agreed to issue an additional 900,000 shares of our common stock to the investors under the second and final reset under the agreement. We received no consideration as a result of issuing shares pursuant to these reset provisions.

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

        (9) On April 17, 2001, we entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,000 shares of our common stock for $6 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 million and $8 million within approximately 30 days and seven months, of the initial closing, respectively, at our option, and (c) five year warrants exercisable at 125% of the market price on the date of the respective closing of each of the aforementioned debenture issuances for a number of shares equal to 20% of the number of shares into which the debentures are initially convertible.

        At December 31, 2000, we had working capital of approximately $7.2 million which included cash and equivalents of approximately $6.2 million and short-term investments of approximately $5.3 million. In comparison, at December 31, 1999, we had working capital of approximately $5.2 million which included cash and cash equivalents of approximately $6.7 million and short-term investments of approximately $3.0 million. The $2.0 million increase in working capital is attributable primarily to the net proceeds of equity transactions entered into during 2000, aggregating approximately $47.1 million, less the funding of the $43.9 million operating loss for the year ended December 31, 2000, equipment purchases of $0.8 million and repayment of debt principal of $0.6 million. In 2001, we intend to spend approximately $2.5 million for additional equipment, including equipment for our new genomics-based subsidiary, as we further expand our research and development laboratories. We expect to partially finance these capital equipment acquisitions by utilizing our existing capital lease facility.

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

        Since our inception, we have been in the development stage and therefore devote substantially all of our efforts to research and development. We have incurred cumulative losses of approximately $96.2 million through December 31, 2000, and expect to incur substantial losses over the next several years. We received $8.5 million in new funding in February and March 2001. In April 2001, we entered into an agreement with two private investor groups to provide convertible debentures and equity financing, aggregating approximately $24.0 million over approximately a one year period. Our future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities and other factors which may not be within our control. Assuming that the aforementioned additional funding is available, we believe that our existing capital resources will be adequate to fund our capital needs for at least 12 months of operations. We also believe that, if these funds are not available, we may be required to scale-back or possibly cancel certain clinical trial activities or obtain additional financing elsewhere. Ultimately, we will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize our proposed products. If we are successful in obtaining additional equity funding, our existing stockholders could experience substantial dilution to their shares of stock.

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

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
Report of Independent Public Accountants........................................    28

Consolidated Balance Sheets.....................................................    29

Consolidated Statements of Operations...........................................    30

Consolidated Statements of Stockholders' Equity (Deficit).......................    31

Consolidated Statements of Cash Flows...........................................    35

Notes to Consolidated Financial Statements......................................    37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of NeoTherapeutics, Inc.:


We have audited the accompanying consolidated balance sheets of NeoTherapeutics, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (June 15, 1987) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoTherapeutics, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (June 15, 1987) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.



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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            PERIOD FROM
                                                                                                            JUNE 15, 1987
                                                                                                              (INCEPTION)
                                                                  YEARS ENDED DECEMBER 31,                      THROUGH
                                                    --------------------------------------------------       DECEMBER 31,
                                                        1998               1999               2000               2000
                                                    ------------       ------------       ------------       ------------
REVENUES, from grants ........................      $         --       $         --       $         --       $    497,128
                                                    ------------       ------------       ------------       ------------

OPERATING EXPENSES:
     Research and development ................         8,542,034         20,057,687         38,766,884         74,841,672
     General and administrative ..............         3,122,506          3,465,443          5,106,812         17,465,143
     Settlement of litigation ................                --          2,458,359                 --          2,458,359
                                                    ------------       ------------       ------------       ------------
                                                      11,664,540         25,981,489         43,873,696         94,765,174
                                                    ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS .........................       (11,664,540)       (25,981,489)       (43,873,696)       (94,268,046)
                                                    ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
     Interest income .........................           235,265            199,267            776,348          2,232,832
     Interest expense ........................          (156,016)          (243,410)        (1,857,640)        (2,793,621)
     Other income (expense) ..................           (19,265)            35,727             (8,702)            54,460
                                                    ------------       ------------       ------------       ------------
       Total other income (expense)  .........            59,984             (8,416)        (1,089,994)          (506,329)
                                                    ------------       ------------       ------------       ------------

NET LOSS BEFORE MINORITY
   INTEREST IN CONSOLIDATED
   SUBSIDIARIES ..............................       (11,604,556)       (25,989,905)       (44,963,690)       (94,774,375)

MINORITY INTEREST IN
  CONSOLIDATED SUBSIDIARIES'
  NET LOSS ...................................                --                 --         (1,463,597)        (1,463,597)
                                                    ------------       ------------       ------------       ------------

       NET LOSS ..............................      $(11,604,556)      $(25,989,905)      $(46,427,287)      $(96,237,972)
                                                    ============       ============       ============       ============

BASIC AND DILUTED LOSS
  PER SHARE ..................................      $      (2.07)      $      (3.68)      $      (4.37)
                                                    ============       ============       ============

BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON SHARES
  OUTSTANDING ................................         5,615,449          7,105,041         10,629,408
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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                           DEFICIT
                                                                            REVENUE                      ACCUMULATED
                                                      COMMON STOCK       PARTICIPATION    UNREALIZED     DURING THE
                                                ------------------------   UNITS AND    GAINS (LOSSES)   DEVELOPMENT
                                                  SHARES       AMOUNT        OTHER      FROM SECURITIES     STAGE         TOTAL
                                                -----------  -----------  -----------   ---------------  -----------   -----------
BALANCE, Inception (June 15, 1987) ...........           --  $        --  $        --   $            --  $        --   $        --
      Common stock issued ....................      465,902        2,100           --                --           --         2,100
      Net loss ...............................           --           --           --                --      (31,875)      (31,875)
                                                -----------  -----------  -----------   ---------------  -----------   -----------
BALANCE, December 31, 1987 ...................      465,902        2,100           --                --      (31,875)      (29,775)
      Common stock issued ....................      499,173        2,250           --                --           --         2,250
      Revenue Participation Units issuance ...           --           --      594,000                --           --       594,000
      Net loss ...............................           --           --           --                --     (556,484)     (556,484)
                                                -----------  -----------  -----------   ---------------  -----------   -----------
BALANCE, December 31, 1988 ...................      965,075        4,350      594,000                --     (588,359)        9,991
      Revenue Participation Units issuance ...           --           --       82,000                --           --        82,000
      Net effect of acquisition ..............      145,000      354,316           --                --           --       354,316
      Net loss ...............................           --           --           --                --     (934,563)     (934,563)
                                                -----------  -----------  -----------   ---------------  -----------   -----------
BALANCE, December 31, 1989 ...................    1,110,075      358,666      676,000                --   (1,522,922)     (488,256)
      Exercise of warrants ...................       31,108      136,402           --                --           --       136,402
      Common stock issued in exchange for
         accrued salaries ....................      402,518      503,144           --                --           --       503,144
      Net loss ...............................           --           --           --                --     (859,172)     (859,172)
                                                -----------  -----------  -----------   ---------------  -----------   -----------
BALANCE, December 31, 1990 ...................    1,543,701      998,212      676,000                --   (2,382,094)     (707,882)
      Net Loss ...............................           --           --           --                --     (764,488)     (764,488)
                                                -----------  -----------  -----------   ---------------  -----------   -----------
BALANCE, December 31, 1991 ...................    1,543,701      998,212      676,000                --   (3,146,582)   (1,472,370)
      Net loss ...............................           --           --           --                --     (423,691)     (423,691)
                                                -----------  -----------  -----------   ---------------  -----------   -----------
BALANCE, December 31, 1992 ...................    1,543,701      998,212      676,000                --   (3,570,273)   (1,896,061)
      Common stock issued in exchange for
        investment banking services ..........       40,000       54,000           --                --           --        54,000
      Common stock issued in exchange for
        accrued salaries .....................      255,476      638,694           --                --           --       638,694
      Common stock issued in exchange for
        note payable to President ............      200,000      500,000           --                --           --       500,000
      Common stock issued in exchange for
        accrued expenses .....................       20,842       52,104           --                --           --        52,104
      Stock options issued in exchange for
        accrued professional fees ............           --      108,000           --                --           --       108,000
      Stock options issued in exchange for
        future services ......................           --       39,750           --                --           --        39,750
      Stock options issued for services ......           --           --      (93,749)               --           --       (93,749)
      Net loss ...............................           --           --           --                --     (237,815)     (237,815)
                                                -----------  -----------  -----------   ---------------  -----------   -----------
BALANCE, December 31, 1993 ...................    2,060,019    2,390,760      582,251                --   (3,808,088)     (835,077)
      Common stock issued for cash ...........       13,000       32,500           --                --           --        32,500
      Amortization of deferred compensation ..           --           --       93,749                --           --        93,749
      Net loss ...............................           --           --           --                --     (312,342)     (312,342)
                                                -----------  -----------  -----------   ---------------  -----------   -----------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)


                                                                                             REVENUE
                                                                   COMMON STOCK           PARTICIPATION
                                                            ---------------------------     UNITS AND
                                                              SHARES          AMOUNT          OTHER
                                                            ----------     ------------     ---------
BALANCE, December 31, 1994 .............................     2,073,019     $  2,423,260     $ 676,000
      Common stock issued for cash .....................        22,000           55,000            --
      Common stock forfeiture ..........................      (678,836)      (1,193,943)           --
      Common stock reissued ............................       678,836        1,697,090            --
      Stock options issued for services ................            --          105,000            --
      Net loss .........................................            --               --            --
                                                            ----------     ------------     ---------
BALANCE, December 31, 1995 .............................     2,095,019        3,086,407       676,000
      Common stock issued for cash .....................       266,800          633,650            --
      Stock options issued for services ................            --          103,950            --
      Cash paid out for fractional shares ..............           (12)             (25)           --
      Conversion of revenue participation units into
        common stock ...................................       300,000        1,125,000      (676,000)
      Common stock and warrants issued for cash,
        net of costs of public offering ................     2,700,000       18,176,781            --
      Net loss .........................................            --               --            --
                                                            ----------     ------------     ---------
BALANCE, December 31, 1996 .............................     5,361,807       23,125,763            --
      Stock options exercise ...........................       104,000            2,600            --
      Stock options issued for services ................            --           60,000            --
      Unrealized gains on available-for-sale
        securities .....................................            --               --            --
      Net loss .........................................            --               --            --
                                                            ----------     ------------     ---------
BALANCE, December 31, 1997 .............................     5,465,807       23,188,363            --

      Common stock and warrants issued for cash
        under Line of Equity Agreement, net of
        issuance costs .................................       506,049        3,451,782            --
      Stock options exercised by employees,
        directors and consultants ......................       134,000          340,560            --
      Exercise of underwriters' warrant ................        41,000          373,920            --
      Notes receivable for exercise of stock options ...            --         (286,560)           --
      Stock options issued for services ................            --          422,264            --
      Warrant to purchase common stock issued in
        connection with equipment financing ............            --           45,000            --
      Fractional shares adjustment upon
        conversion of pre-split shares .................            (2)              --            --
      Unrealized gains on available-for-sale
           securities ..................................            --               --            --
      Net loss .........................................            --               --            --
                                                            ----------     ------------     ---------

                                                                                 DEFICIT
                                                                               ACCUMULATED
                                                              UNREALIZED        DURING THE
                                                             GAINS (LOSSES)    DEVELOPMENT
                                                            FROM SECURITIES       STAGE             TOTAL
                                                            ---------------    ------------     ------------
BALANCE, December 31, 1994 .............................    $            --    $ (4,120,430)    $ (1,021,170)
      Common stock issued for cash .....................                 --              --           55,000
      Common stock forfeiture ..........................                 --              --       (1,193,943)
      Common stock reissued ............................                 --              --        1,697,090
      Stock options issued for services ................                 --              --          105,000
      Net loss .........................................                 --        (895,378)        (895,378)
                                                            ---------------    ------------     ------------
BALANCE, December 31, 1995 .............................                 --      (5,015,808)      (1,253,401)
      Common stock issued for cash .....................                 --              --          633,650
      Stock options issued for services ................                 --              --          103,950
      Cash paid out for fractional shares ..............                 --              --              (25)
      Conversion of revenue participation units into
        common stock ...................................                 --        (449,000)              --
      Common stock and warrants issued for cash,
        net of costs of public offering ................                 --              --       18,176,781
      Net loss .........................................                 --      (1,038,875)      (1,038,875)
                                                            ---------------    ------------     ------------
BALANCE, December 31, 1996 .............................                 --      (6,503,683)      16,622,080
      Stock options exercise ...........................                 --              --            2,600
      Stock options issued for services ................                 --              --           60,000
      Unrealized gains on available-for-sale
        securities .....................................             20,256              --           20,256
      Net loss .........................................                 --      (6,161,541)      (6,161,541)
                                                            ---------------    ------------     ------------
BALANCE, December 31, 1997 .............................             20,256     (12,665,224)      10,543,395
      Common stock and warrants issued for cash
        under Line of Equity Agreement, net of
        issuance costs .................................                 --              --        3,451,782
      Stock options exercised by employees,
        directors and consultants ......................                 --              --          340,560
      Exercise of underwriters' warrant ................                 --              --          373,920
      Notes receivable for exercise of stock options ...                 --              --         (286,560)
      Stock options issued for services ................                 --              --          422,264
      Warrant to purchase common stock issued in
        connection with equipment financing ............                 --              --           45,000
      Fractional shares adjustment upon
        conversion of pre-split shares .................                 --              --               --
      Unrealized gains on available-for-sale
           securities ..................................              3,951              --            3,951
      Net loss .........................................                 --     (11,604,556)     (11,604,556)
                                                            ---------------    ------------     ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)




                                                                                                REVENUE
                                                                    COMMON STOCK              PARTICIPATION
                                                             ---------------------------       UNITS AND
                                                                SHARES          AMOUNT            OTHER
                                                             ------------     ------------     ------------
BALANCE, December 31, 1998 ..............................       6,146,854     $ 27,535,329     $         --
      Sale of common stock to Private Equity Line
        investor, net of costs of issuance ..............         211,393        1,918,152               --
      Sale of shares of 5% Series A Preferred
        Stock, net of offering costs and allocated
        warrants ........................................              --               --        3,608,788
      Conversion of preferred stock into common
         stock ..........................................         347,334        3,608,788       (3,608,788)
      Common stock and warrants issued for cash
         under an exempt private sale agreement,
         net of offering costs ..........................         400,000        3,982,716               --
      Sale of common stock pursuant to a secondary
         public offering,  net of offering costs ........       1,150,000        8,706,660               --
      Common stock issued to legal counsel for
         services .......................................          12,500           70,000               --
      Fair value of warrants issued as compensation
         to investment advisor ..........................              --          204,280               --
      Exercise of underwriters' warrants ................           9,000           82,080               --
      Stock options exercised by employees ..............           1,900           12,489               --
      Stock options and warrants issued for legal and
         consulting services ............................              --          119,471               --
      Sale of common stock to private investors .........         845,594        9,441,003               --
      Common stock forfeiture in settlement of
         litigation .....................................        (678,836)      (1,697,090)              --
      Common stock and warrants issued in
         settlement of litigation .......................         332,630        4,155,449               --
      Fractional share adjustment upon conversion of
         pre-split shares ...............................               1               --               --
      Unrealized losses on available-for-sale
         securities .....................................              --               --               --
      Dividends paid on preferred stock .................              --               --               --
      Net loss ..........................................              --               --               --
                                                             ------------     ------------     ------------
                                                                                  DEFICIT
                                                                                ACCUMULATED
                                                               UNREALIZED        DURING THE
                                                              GAINS (LOSSES)    DEVELOPMENT
                                                             FROM SECURITIES       STAGE             TOTAL
                                                             ---------------     ------------     ------------
BALANCE, December 31, 1998 ..............................    $        24,207     $(24,269,780)    $  3,289,756
      Sale of common stock to Private Equity Line
        investor, net of costs of issuance ..............                 --               --        1,918,152
      Sale of shares of 5% Series A Preferred
        Stock, net of offering costs and allocated
        warrants ........................................                 --               --        3,608,788
      Conversion of preferred stock into common
         stock ..........................................                 --               --               --
      Common stock and warrants issued for cash
         under an exempt private sale agreement,
         net of offering costs ..........................                 --               --        3,982,716
      Sale of common stock pursuant to a secondary
         public offering,  net of offering costs ........                 --               --        8,706,660
      Common stock issued to legal counsel for
         services .......................................                 --               --           70,000
      Fair value of warrants issued as compensation
         to investment advisor ..........................                 --               --          204,280
      Exercise of underwriters' warrants ................                 --               --           82,080
      Stock options exercised by employees ..............                 --               --           12,489
      Stock options and warrants issued for legal and
         consulting services ............................                 --               --          119,471
      Sale of common stock to private investors .........                 --               --        9,441,003
      Common stock forfeiture in settlement of
         litigation .....................................                 --               --       (1,697,090)
      Common stock and warrants issued in
         settlement of litigation .......................                 --               --        4,155,449
      Fractional share adjustment upon conversion of
         pre-split shares ...............................                 --               --               --
      Unrealized losses on available-for-sale
         securities .....................................            (62,779)              --          (62,779)
      Dividends paid on preferred stock .................                 --         (136,246)        (136,246)
      Net loss ..........................................                 --      (25,989,905)     (25,989,905)
                                                             ---------------     ------------     ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)


                                                                                              REVENUE
                                                                  COMMON STOCK             PARTICIPATION
                                                            ---------------------------      UNITS AND
                                                               SHARES          AMOUNT          OTHER
                                                            ------------    ------------    ------------
BALANCE, December 31, 1999 .............................       8,778,370    $ 58,139,327    $         --
      Sale of common stock, net of costs of
         issuance ......................................       2,805,592      28,412,698              --
      Fair value of warrants sold with 5%
         convertible debentures ........................              --      10,000,000              --
      Conversion of convertible debentures .............       1,594,177       1,675,463              --
      Fair value of warrants sold in subsidiary
         offerings .....................................              --         512,740              --
      Common stock to be issued to vendor
         for services ..................................              --         105,000              --
      Fair value of warrants to be issued to vendor
         for services ..................................              --         131,250              --
      Common stock issued to consultants for
         services ......................................           2,000          23,500              --
      Public warrant exercise ..........................           4,490          51,186              --
      Stock options exercised by employees .............          92,598         539,246              --
      Stock options exercised by consultants ...........          30,000             750              --
      Deferred compensation from employee stock
         options .......................................              --         959,850        (959,850)
      Repayment of notes to officers and directors
         for exercise of stock options .................              --          61,560              --
      Unrealized gains on available-for-sale
         securities ....................................              --              --              --
      Net loss .........................................              --              --              --
                                                            ------------    ------------    ------------
BALANCE, December 31, 2000 .............................      13,307,227    $100,612,570    $   (959,850)
                                                            ============    ============    ============

                                                                                  DEFICIT
                                                                                ACCUMULATED
                                                              UNREALIZED        DURING THE
                                                             GAINS (LOSSES)     DEVELOPMENT
                                                            FROM SECURITIES        STAGE             TOTAL
                                                            ---------------     ------------     ------------
BALANCE, December 31, 1999 .............................    $       (38,572)    $(50,395,931)    $    704,824
      Sale of common stock, net of costs of
         issuance ......................................                 --               --       28,412,698
      Fair value of warrants sold with 5%
         convertible debentures ........................                 --               --       10,000,000
      Conversion of convertible debentures .............                 --               --        1,675,463
      Fair value of warrants sold in subsidiary
         offerings .....................................                 --               --          512,740
      Common stock to be issued to vendor
         for services ..................................                 --               --          105,000
      Fair value of warrants to be issued to vendor
         for services ..................................                 --               --          131,250
      Common stock issued to consultants for
         services ......................................                 --               --           23,500
      Public warrant exercise ..........................                 --               --           51,186
      Stock options exercised by employees .............                 --               --          539,246
      Stock options exercised by consultants ...........                 --               --              750
      Deferred compensation from employee stock
         options .......................................                 --               --               --
      Repayment of notes to officers and directors
         for exercise of stock options .................                 --               --           61,560
      Unrealized gains on available-for-sale
         securities ....................................             39,335               --           39,335
      Net loss .........................................                 --      (46,427,287)     (46,427,287)
                                                            ---------------     ------------     ------------
BALANCE, December 31, 2000 .............................    $           763     $(96,823,218)    $  2,830,265
                                                            ===============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                     PERIOD FROM
                                                                                                                    JUNE 15, 1987
                                                                                                                     (INCEPTION)
                                                                           YEARS ENDED DECEMBER 31,                   THROUGH
                                                              ------------------------------------------------       DECEMBER 31,
                                                                  1998              1999              2000              2000
                                                              ------------      ------------      ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net loss .............................................     $(11,604,556)     $(25,989,905)     $(46,427,287)     $(96,237,972)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization .....................          460,500           519,875           588,856         1,974,633
      Issuance of common stock options
         and warrants for compensation ..................          422,264           393,751           775,496         1,860,461
      Issuance of common stock in settlement
         of litigation ..................................               --         2,458,359                --         2,458,359
      Amortization of deferred compensation .............               --                --                --            93,749
      Amortization of discount on convertible
        debentures including beneficial
        conversion feature ..............................               --                --           539,277           539,277
      Compensation expense for extension of
         Debt Conversion Agreements, net ................               --                --                --           503,147
      Gain on sale of assets ............................               --                --                --            (5,299)
      Minority interest in consolidated
         subsidiaries' beneficial conversion
         feature and net loss ...........................               --                --         1,463,597         1,463,597
   Changes in assets and liabilities:
      (Increase) decrease in other receivables ..........          109,277           (35,482)         (276,025)         (423,813)
      (Increase) decrease in prepaid expenses
         and refundable deposits ........................         (180,715)          412,376          (287,808)         (375,717)
      Increase in accounts payable
         and accrued expenses ...........................          303,615         2,334,726            94,564         3,868,344
      Increase in accrued payroll
         and related taxes ..............................           81,370            30,452           153,561           904,077
      Increase in deferred rent .........................           46,308            28,812            11,411            86,531
      Increase in accrued interest to
        related parties .................................               --                --                --           300,404
                                                              ------------      ------------      ------------      ------------

            Net cash used in operating
              activities ................................      (10,361,937)      (19,847,036)      (43,364,358)      (82,990,222)
                                                              ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchases of property and equipment ..................         (236,785)         (429,861)         (844,251)       (5,346,462)
   Redemptions (purchases) of marketable
      securities and short-term investments .............          364,027        (1,185,864)       (2,356,003)       (5,311,215)
   Unrealized gain (loss) on available-for-sale
      securities ........................................            3,951           (62,779)           39,335               763
   Payment of organization costs ........................               --                --                --           (66,093)
   Proceeds from sale of equipment ......................               --                --                --            29,665
   Issuance of notes receivable .........................               --                --                --           100,000
                                                              ------------      ------------      ------------      ------------

            Net cash provided by (used in)
              investing activities ......................          131,193        (1,678,504)       (3,160,919)      (10,593,342)
                                                              ------------      ------------      ------------      ------------

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)



                                                                                                                     PERIOD FROM
                                                                                                                    JUNE 15, 1987
                                                                                                                     (INCEPTION)
                                                                           YEARS ENDED DECEMBER 31,                   THROUGH
                                                              ------------------------------------------------       DECEMBER 31,
                                                                  1998              1999              2000              2000
                                                              ------------      ------------      ------------      ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from long-term debt .........................        1,500,000            36,333           797,490         2,660,448
   Repayment of long-term debt ..........................         (114,964)         (497,557)         (582,861)       (1,335,571)
   Proceeds from preferred stock issuance, net
      of offering costs .................................               --         3,608,788                --         3,608,788
   Proceeds from issuance of common stock
      and warrants, net of related offering
      costs and expenses ................................        3,451,782        24,048,532        30,002,724        77,720,841
   Proceeds from sale of convertible debentures,
      net of issuance cost ..............................               --                --         9,387,321         9,387,321
   Proceeds from sales of preferred stock of
      consolidated subsidiary net of issuance
      costs .............................................               --                --         6,488,493         6,488,493
   Proceeds from exercise of stock options and
      warrants ..........................................          714,480            94,569            75,436           887,085
   Proceeds from (issuance of) notes receivables
      from officers and directors for exercise of
      stock options .....................................         (286,560)               --            61,560          (225,000)
   (Repayment of) proceeds from notes payable
      to related parties, net ...........................               --                --          (272,731)          485,168
   Dividends paid to preferred stockholders .............               --          (136,246)               --          (136,246)
   Cash at acquisition ..................................               --                --                --           200,612
                                                              ------------      ------------      ------------      ------------

           Net cash provided by financing
               activities ...............................        5,264,738        27,154,419        45,957,432        99,741,939
                                                              ------------      ------------      ------------      ------------

Net (decrease) increase in cash and
   equivalents ..........................................       (4,966,006)        5,628,879          (567,845)        6,158,375
Cash and equivalents, beginning of period ...............        6,063,347         1,097,341         6,726,220                --
                                                              ------------      ------------      ------------      ------------
Cash and equivalents, end of period .....................     $  1,097,341      $  6,726,220      $  6,158,375      $  6,158,375
                                                              ============      ============      ============      ============

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Conversion of accrued payroll into shares
      of common stock ...................................     $         --      $         --      $         --      $  1,141,838
                                                              ============      ============      ============      ============
   Conversion of notes payable to related
      parties into shares of common stock ...............     $         --      $         --      $         --      $    500,000
                                                              ============      ============      ============      ============
   Conversion of accrued interest into notes
      payable to related parties ........................     $         --      $         --      $         --      $    300,404
                                                              ============      ============      ============      ============
   Conversion of preferred stock and convertible
      debentures into shares of common stock ............     $         --      $  3,608,788      $  1,675,463      $  5,532,876
                                                              ============      ============      ============      ============
   Conversion of Revenue Participation
      Units into shares of common stock .................     $         --      $         --      $         --      $    676,000
                                                              ============      ============      ============      ============
   Issuance of stock options and warrants
      for services ......................................     $    422,264      $    393,751      $    775,496      $  1,860,461
                                                              ============      ============      ============      ============
   Issuance of common stock and warrants
      in connection with settlement of litigation .......     $         --      $  2,458,359      $         --      $  2,458,359
                                                              ============      ============      ============      ============
   Issuance of warrants in connection with
      equity and debt financings ........................     $     45,000      $    344,610      $    512,740      $  2,330,251
                                                              ============      ============      ============      ============
   Conversion of other accrued liabilities to
      shares of no par value common stock ...............     $         --      $         --      $         --      $    300,729
                                                              ============      ============      ============      ============
   Dividends on preferred stock payable in
           shares of common stock .......................     $         --      $     82,312      $         --      $     82,312
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

Development Stage Enterprise

        The Company is in the development stage and, therefore, devotes substantially all of its efforts to research and development activities. Since its inception, the Company has incurred cumulative losses of approximately $96.2 million through December 31, 2000, and expects to incur substantial losses over the next several years. The Company believes that its existing capital resources, including the total of $8.5 million raised from sales of common stock in February and March 2001, and the $24 million commitment to purchase convertible debentures and equity securities signed on April 17, 2001 (see Note 15.) will be adequate to fund its capital needs for at least 12 months of operations.

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

Principles of Consolidation

        The consolidated financial statements include accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. SAB 101, as amended by SAB 101A and SAB 101B, is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company did not have any revenue as of December 31, 1999 and 2000 and believes that the adoption of SAB 101 will have no material impact on its financial position or the results of operations.

        In March 2000, the FASB issued interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." The Interpretation clarifies the application of APB Opinion No.

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

3.      MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

        A summary of marketable securities and short-investments at December 31, 1999 and 2000 are as follows:


                                                                   Gross         Gross
                                                                 Unrealized    Unrealized       Market
       Type of Investment                             Cost         Gains        (Losses)        Value
 ----------------------------------------------    ----------    ----------    ----------     ----------
 December 31, 1999:
     Available-for-Sale:
       U.S. Government Treasury Notes and Bonds    $  403,357    $       --    $  (11,433)    $  391,924
       U.S. Government guaranteed securities          295,060         1,996          (503)       296,553
       Corporate Bonds                              2,295,367            --       (28,632)     2,266,735
                                                   ----------    ----------    ----------     ----------
          Total Investments                        $2,993,784    $    1,996    $  (40,568)    $2,955,212
                                                   ==========    ==========    ==========     ==========
 December 31, 2000:
     Available-for-Sale:
       U.S. Government Treasury Notes and Bonds     1,643,758         2,421            --      1,646,179
       U.S. Government guaranteed securities          246,493         4,185            --        250,678
       Corporate Bonds                              3,420,201         4,822       (10,665)     3,414,358
                                                   ----------    ----------    ----------     ----------
          Total Investments                        $5,310,452    $   11,428    $  (10,665)    $5,311,215
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

        On September 22, 2000 the Company signed an agreement to lease up to $2.5 million in equipment financing from a major equipment leasing and remarketing company ("lessor"). Under the terms of the agreement, the Company is required to make quarterly payments over three years on cumulative advances drawn by the Company. The Company has drawn $324,091 as of December 31, 2000 under the lease agreement. The lease is collateralized by the underlying equipment. At the conclusion of the lease term, the equipment may be purchased for fair value, re-marketed by the lessor, or re-leased by the Company.

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

7.      COMMITMENTS AND CONTINGENCIES

Facility Leases

        The Company leases certain facilities for its research and development and administrative functions and its subsidiaries. Certain leases also require scheduled annual fixed rent increases, payments of property taxes, insurance and maintenance. In addition, the Company leases certain office and telephone equipment under non-cancelable operating leases expiring in 2002.

        Minimum lease requirements for each of the next five years and thereafter under the aforementioned property and equipment leases including a new lease for NeoGene laboratories, which is expected to commence in June 2001, are as follows:


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
                                                              ----------
                                                              $2,847,000
                                                              ==========


        Rent expense for the years ended December 31, 1998, 1999 and 2000 aggregated approximately, $572,400, $601,100, $637,000 respectively.

Research and Fellowship Grants

        At December 31, 2000, the Company has committed to pay, principally in the year 2001, approximately $700,000 to a number of universities to conduct general scientific research programs. Grant expense for 1998, 1999 and 2000 amounted to approximately $465,900, $617,000, and $1,309,000 respectively, and is included in research and development.

Joint Venture

        In September 1999, the Company entered into a three-year joint venture agreement with the University of California, Irvine ("UCI") to assist in the marketing and commercialization of discoveries made by certain members of its functional genomics science department. The Company is obligated under the agreement to fund the joint venture for three years with minimum payments of $2.0 million over the life of the agreement. The agreement is cancelable by either party upon giving thirty days notice. The Company has the right of first refusal to acquire the licensing rights to any new discoveries and UCI retains ownership rights to all discoveries under the agreement.

Major Clinical Trials

        In 1998 and 1999, the Company entered into agreements with a clinical research organization to conduct multiple clinical trials in a number of countries involving approximately 2,500 patients. The agreements were cancelable by either party upon thirty days notice. On November 6, 2000 the Company terminated the above stated clinical trials. The Company has accrued the total cost of termination in the year 2000. In April 2001, the Company began a 500 patient trial for Alzheimer's disease. In addition, in March 2001 the Company began two smaller trials for spinal cord injury and Parkinson's disease. The trials will be managed internally and are estimated to cost an aggregate of approximately $9.7 million over an eighteen-month period.

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

8.      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

        The Minority Interest in Consolidated Subsidiaries shown in the accompanying balance sheet represents the investments by outside parties in convertible preferred stock of the Company's consolidated subsidiaries (see Note 9.). The minority interest in consolidated subsidiaries' net loss amounting to $1,463,597 in the accompanying consolidated statements of operations consists primarily of the amortization of beneficial conversion feature and dividends on convertible preferred stock issued by the Company's consolidated subsidiaries.

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

Deferred compensation expense

        During 2000, the Company granted 1,352,000 stock options to employees with exercise prices less than the fair value of the Company's common stock at the measurement date. The intrinsic value of the option grants amounting to $959,850 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25.

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

        On September 21, 2000, the Company's subsidiary, NeoGene, sold 111,110 shares of Series A preferred stock for $5 million. The preferred stock is initially convertible into an equal number of shares of common stock, representing approximately 10% ownership of NeoGene. The investors also received five year warrants to purchase up to (i) 80,000 shares of the Company's common stock at an exercise price of $10.47 per share and (ii) 22,676 shares of NeoGene common stock at an exercise price of $45.00 per share. The fair market value of the warrant was estimated at $411,040 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 74.97 percent; risk free interest rate of 6.01 percent; and an expected life of five years. The fair value of the warrant was estimated at $540,301 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 74.97 percent; risk free interest rate of 5.93 percent; and an expected life of three years. 5% cumulative dividends on the preferred stock are payable in common stock or cash at the option of the Company. The preferred stock is automatically convertible into NeoGene common stock upon the closing of an initial public offering meeting certain criteria. As a result of the Company's common stock price per share recently being less than $5.00 for five consecutive days, the investors have the right to exchange their NeoGene preferred shares for similar securities of the Company, which is convertible into common stock of the Company, within five years at a conversion price equal to the lesser of (i) 120% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the first date of issuance of any shares of the Company's preferred stock and (ii) 101% of the average of the lowest ten closing bid prices of the common stock, during the thirty trading days immediately preceding the conversion.

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

        On December 18, 2000, the Company's subsidiary, NeoGene, entered into an agreement with an institutional investor for the issuance and sale of Series B preferred stock and warrants for aggregate consideration of $2.0 million. Under the provisions of the agreement, NeoGene issued and sold to the investor a total of 44,445 shares of its Series B Convertible Preferred Stock, at a purchase price of $45 per share, and issued a five year warrant to purchase a total of 9,387 shares of NeoGene common stock, at an exercise price of $45 per share. The fair value of the warrant was estimated at $250,351 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 88.96 percent; risk free interest rate of 5.14 percent; and an expected life of three years. The Series B Preferred is convertible into shares of NeoGene common stock on a one-to-one basis, subject to certain antidilution adjustments, and automatically converts upon the earlier to occur of December 18, 2005 or the closing of an initial public offering of NeoGene common stock meeting certain criteria. The investor also received a five year warrant to purchase an aggregate of 30,000 shares of the Company's common stock, at an exercise price of $6.10 per share. The fair value of the warrant was estimated at $101,700 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0 percent; expected volatility of 88.96 percent; risk free interest rate of 5.10 percent; and an expected life of five years. The Company also granted an exchange right to the investor which will allow the investor to exchange its shares of Series B Preferred for preferred stock of the Company. The exchange right grants the investor the right, at its option, at any time and from time to time after June 18, 2001, to exchange all or a portion of the Series B Preferred shares then held by the investor for a number of shares of the Company designated convertible preferred stock, equal to (i) the aggregate liquidation preference of the Series B Preferred shares surrendered for exchange plus any accrued but unpaid dividends thereon, divided by (ii) the stated value per share of the Company's preferred stock. The Company's preferred stock will be convertible into shares of common stock at a conversion price equal to the lesser of (i) 150% of the average of the closing bid prices of the Company's common stock for the five trading days immediately preceding the first date of issuance of any shares of the Company's preferred stock and (ii) 100% of the average of the lowest seven closing bid prices of the common stock during the thirty trading days immediately preceding the conversion.

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

        A summary of stock option activities are as follows:

                                               1998                            1999                            2000
                                    -----------------------------    -----------------------------    -----------------------------
                                                     Weighted                         Weighted                         Weighted
                                                      Average                          Average                          Average
                                        Shares     Exercise Price      Shares       Exercise Price      Shares       Exercise Price
                                    ----------     --------------    ----------     --------------    ----------     --------------
Outstanding at beginning of year       658,173     $         4.66       853,873     $         5.78     1,389,373     $         6.77
Granted                                331,300               8.03       543,500              10.76     1,358,000               7.04
Exercised                             (134,000)              2.54        (1,900)              6.57      (122,598)              2.85
Forfeited                               (1,600)              8.88        (6,100)              8.08      (134,600)              8.78
                                    ----------     --------------    ----------     --------------    ----------     --------------
Outstanding, at end of  year           853,873     $         5.78     1,389,373     $         6.77     2,490,175     $         8.34
                                    ==========     ==============    ==========     ==============    ==========     ==============
Exercisable, at end of year            391,048     $         1.95       662,823     $         3.23       745,758     $         3.80
                                    ==========     ==============    ==========     ==============    ==========     ==============

            The following table summarizes information about stock options outstanding at December 31, 2000:


                                       Weighted       Weighted                        Weighted
     Range of          Options         Average         Average         Options         Average
     Exercise        Outstanding      Remaining        Exercise      Exercisable       Exercise
      Prices         at 12/31/00         Life           Price          12/31/00         Price
-----------------    ------------    ------------    ------------    ------------    ------------
$ 3.65 to 5.625       1,048,600            8.27            4.15         211,500            4.81
 5.626 to 8.875         492,075            8.37            6.85         219,350            8.00
 8.876 to 13.00         949,500            8.86           11.13         314,908           11.77


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


                                        1998                   1999                2000
                               -------------------     ------------------     --------------
Pro forma net loss             $       (12,395,411)    $      (27,414,976)    $  (49,050,557)
Pro forma basic and diluted
   loss per share              $             (2.21)    $            (3.82)    $        (4.61)

            Warrants are typically issued by the Company to investors as part of a financing transaction, or in connection with services rendered by outside consultants and expire at varying dates ranging from September 2001 through November 2004. A summary of warrant activity follows:


                                                1998                            1999                          2000
                                   --------------------------------   -----------------------------  ------------------------------
                                                       Range of                        Range of                         Range of
                                     Common            Exercise         Common         Exercise        Common           Exercise
                                     Shares             Prices          Shares          Prices         Shares           Prices
                                  -----------       ---------------   ----------    ---------------  -----------    ---------------
Outstanding, at beginning of year   2,700,000(1)    $         11.40    2,697,459                       3,217,123
Granted                                38,459        7.43 to 11.618      528,664    11.00 to 20.625      927,556      10.13 to 21.0
Exercised                             (41,000)                11.40       (9,000)             11.40       (4,490)             11.40
                                    ---------                          ---------                       ---------
Outstanding, at end of year         2,697,459                          3,217,123                       4,140,189
                                    =========                          =========                       =========

---------------
        (1) Public warrants issued at time of initial public offering.

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

14.     UNAUDITED QUARTERLY FINANCIAL INFORMATION

        The following is a summary of the unaudited quarterly results of operations for fiscal 1998, 1999 and 2000 (in thousands, except per share data):


Fiscal 1998                           March 31          June 30         September 30      December 31
                                   --------------    --------------    --------------    --------------
        Revenues                   $           --    $           --    $           --    $           --
        Total operating expenses            2,528             2,643             2,984             3,509
        Net loss                   $       (2,508)   $       (2,581)   $       (3,000)   $       (3,515)
Basic and diluted loss per share   $        (0.46)   $        (0.47)   $        (0.54)   $        (0.60)
Shares used in calculation                  5,467             5,493             5,570             5,918

Fiscal 1999                           March 31          June 30         September 30      December 31
                                   --------------    --------------    --------------    --------------
        Revenues                   $           --    $           --    $           --    $           --
        Total operating expenses            4,404             4,006             5,425            12,146
        Net loss                   $       (4,419)   $       (4,056)   $       (5,329)   $      (12,186)
Basic and diluted loss per share   $        (0.71)   $        (0.63)   $        (0.70)   $        (1.47)
Shares used in calculation                  6,204             6,444             7,583             8,387

Fiscal 2000                           March 31          June 30         September 30      December 31
                                   --------------    --------------    --------------    --------------
        Revenues                   $           --    $           --    $           --    $           --
        Total operating expenses            9,455            11,387            11,778            11,253
        Net loss                   $       (9,332)   $      (12,346)   $      (13,223)   $      (11,526)
Basic and diluted loss per share   $        (1.02)   $        (1.29)   $        (1.27)   $        (0.88)
Shares used in calculation                  9,135             9,536            10,383            13,077

15.     SUBSEQUENT EVENTS

        On January 24, 2001, the Company filed with the Securities and Exchange Commission a "shelf" registration statement permitting the sale of securities with a maximum aggregate public offering price of $50 million. At April 17, 2001, $41.5 million remain available.

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

        On April 17, 2001, the Company entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,000 shares of the Company's common stock for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 million and $8 million within approximately 30 days and seven months, of the initial closing, respectively, at the option of the Company, and (c) five year warrants exercisable at 125% of the market price of the date of the respective closing of each of the aforementioned debenture issuances for a number of shares equal to 20% of the number of shares into which the debentures are initially convertible.

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

(a)3.   EXHIBITS.


 EXHIBIT NO.                             DESCRIPTION
--------------------------------------------------------------------------------
      3.1       Certificate of Incorporation of the Registrant, as filed on May
                7, 1997. (Filed as Exhibit B to the Definitive Proxy Statement
                dated May 8, 1997, for the Annual Meeting of Shareholders of
                NeoTherapeutics Colorado, the predecessor to Registrant, held on
                June 17, 1997, as filed with the Securities and Exchange
                Commission on May 9, 1997, and incorporated herein by
                reference.)

      3.2       Certificates of Amendment to the Bylaws of the Registrant.

      4.1 Form of Registration Rights Agreement dated as of July 23, 1996, entered into between the Registrant and certain investors named therein. (Filed as Exhibit 4.1 to the Registration Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)


 EXHIBIT NO.                                      DESCRIPTION
--------------------------------------------------------------------------------
      4.2       Form of Registration Rights Agreement dated December 30, 1993, entered into between the Registrant and each of Alvin J. Glasky,
                Sanford J. Glasky, Joanne Law, Luana M. Kruse, Rosalie H. Glasky
                and John W. Baldridge. (Filed as Exhibit 4.2 to the Registration
                Statement on Form SB-2 as amended (No. 333-05342-LA), and
                incorporated herein by reference.)

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



 EXHIBIT NO.                                 DESCRIPTION
------------------------------------------------------------------------------------------------
      4.14      Securities Purchase Agreement dated as of November 19, 1999, by and among
                Registrant, Strong River Investments, Inc. and Montrose Investments Ltd.
                (Filed as Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange
                Commission on November 19, 1999, and incorporated herein by reference.)

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


 EXHIBIT NO.                                      DESCRIPTION
----------------------------------------------------------------------------------------------

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


 EXHIBIT NO.                                      DESCRIPTION
------------------------------------------------------------------------------------------------
      4.38      Warrant issued by NeoGene Technologies, Inc., to Montrose Investments Ltd.,
                dated as of September, 21, 2000. (Filed as Exhibit 4.5 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and
                incorporated herein by reference.)

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


 EXHIBIT NO.                               DESCRIPTION
-----------------------------------------------------------------------------------------------
      4.51      Rights Agreement, dated as of December 13, 2000, between NeoTherapeutics, Inc.
                and U.S. Stock Transfer Corporation, as Rights Agent, which includes as
                Exhibit A thereto the form of Certificate of Designation for the Series B
                Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights
                Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights
                Plan. (Filed as Exhibit 4.1 to Form 8-A12G as filed with the Securities and
                Exchange Commission on December 26, 2000, and incorporated herein by reference.)

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

      4.63      Securities Purchase Agreement dated April 20, 2001, by and between Registrant,
                Montrose Investments Ltd. and Strong River Investments, Inc.

      10.1*     1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration
                Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)



 EXHIBIT NO.                                 DESCRIPTION
------------------------------------------------------------------------------------------------
     10.2*      Employment Agreement between the Registrant and Alvin J. Glasky, Ph.D. (Filed as Exhibit 10.3 to the Registration Statement on Form SB-2 as amended (No.
                333-05342-LA), and incorporated herein by reference.)

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

     10.13*     Employment Agreement entered into as of May 6, 1999 between Alvin J. Glasky,
                Ph.D. and NeoTherapeutics, Inc. (Filed as Exhibit 10.14 to the Registration
                Statement on form S-1 (No. 333-79935), and incorporated herein by reference.)

 EXHIBIT NO.                                      DESCRIPTION
------------------------------------------------------------------------------------------------

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

     10.20      Letter Agreement dated April 17, 2001, by and between Registrant, Montrose
                Investments, Ltd., Strong River Investments, Inc. and HBK Master Fund L.P.

     10.21*     Employee Stock Purchase Plan (Filed as Exhibit 4.1 to the Registrant's Registration
                Statement on Form S-8 (No. 333-54246) and incorporated herein by reference).

     10.22*     Amendment to the Employee Stock Option Plan.

     10.23*     Executive Employment Agreement for Alvin J. Glasky, Ph.D.

     10.24*     Executive Employment Agreement for Sam Gulko.

     21         Subsidiaries of Registrant.

     23         Consent of Arthur Andersen LLP.

--------

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

                                             NEOTHERAPEUTICS, INC.


        Date:  April 17, 2001                By: /s/ ALVIN J. GLASKY
                                                 -------------------------------
                                                     Alvin J. Glasky, Ph.D.
                                                    Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


               SIGNATURE                     TITLE                              DATE
               ---------                     -----                              ----

  /s/ ALVIN J. GLASKY                 Chairman of the Board,               April 17, 2001
--------------------------------      Chief Executive Officer
      Alvin J. Glasky, Ph.D.          and Director
                                      (Principal Executive Officer)


      /s/ SAMUEL GULKO                Senior Vice President Finance,       April 17, 2001
--------------------------------      Chief Financial Officer, Secretary,
          Samuel Gulko                Treasurer and Director
                                      (Principal Accounting and
                                      Financial Officer)


     /s/ MARK J. GLASKY               Director                             April 17, 2001
--------------------------------
         Mark J. Glasky


   /s/ ANN C. KESSLER                 Director                             April 17, 2001
--------------------------------
       Ann C. Kessler, Ph.D.


   /s/ ARMIN M. KESSLER               Director                             April 17, 2001
--------------------------------
       Armin M. Kessler


/s/ CAROL O'CLEIREACAIN               Director                             April 17, 2001
--------------------------------
    Carol O'Cleireacain, Ph.D.


/s/ PAUL H. SILVERMAN                 Director                             April 17, 2001
--------------------------------
    Paul H. Silverman Ph.D., D.Sc.


/s/ ERIC L. NELSON                    Director                             April 17, 2001
--------------------------------
     Eric L. Nelson, Ph.D.


/s/ JOSEPH RUBINFELD                  Director                             April 17, 2001
--------------------------------
   Joseph Rubinfeld, Ph.D.

                                 EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION
----------------------------------------------------------------------------------------------

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



 EXHIBIT NO.                                 DESCRIPTION
------------------------------------------------------------------------------------------------
      4.14      Securities Purchase Agreement dated as of November 19, 1999, by and among
                Registrant, Strong River Investments, Inc. and Montrose Investments Ltd.
                (Filed as Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange
                Commission on November 19, 1999, and incorporated herein by reference.)

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


 EXHIBIT NO.                                      DESCRIPTION
------------------------------------------------------------------------------------------------
      4.26      Warrant issued by Registrant to Royal Canadian Growth Fund, dated as of
                May 1, 2000. (Filed as Exhibit 4.3 to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

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


 EXHIBIT NO.                                      DESCRIPTION
------------------------------------------------------------------------------------------------
      4.38      Warrant issued by NeoGene Technologies, Inc., to Montrose Investments Ltd.,
                dated as of September, 21, 2000. (Filed as Exhibit 4.5 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2000, and
                incorporated herein by reference.)

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


 EXHIBIT NO.                               DESCRIPTION
-----------------------------------------------------------------------------------------------
      4.51      Rights Agreement, dated as of December 13, 2000, between NeoTherapeutics, Inc.
                and U.S. Stock Transfer Corporation, as Rights Agent, which includes as
                Exhibit A thereto the form of Certificate of Designation for the Series B
                Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights
                Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights
                Plan. (Filed as Exhibit 4.1 to Form 8-A12G as filed with the Securities and
                Exchange Commission on December 26, 2000, and incorporated herein by reference.)

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

      4.63      Securities Purchase Agreement dated April 20, 2001, by and between Registrant,
                Montrose Investments Ltd. and Strong River Investments, Inc.

     10.1*      1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration
                Statement on Form SB-2 as amended (No. 333-05342-LA), and incorporated herein by reference.)


 EXHIBIT NO.                                 DESCRIPTION
------------------------------------------------------------------------------------------------
     10.2*      Employment Agreement between the Registrant and Alvin J. Glasky, Ph.D. (Filed as Exhibit 10.3 to the Registration Statement on Form SB-2 as amended (No.
                333-05342-LA), and incorporated herein by reference.)

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

     10.13*     Employment Agreement entered into as of May 6, 1999 between Alvin J. Glasky,
                Ph.D. and NeoTherapeutics, Inc. (Filed as Exhibit 10.14 to the Registration
                Statement on form S-1 (No. 333-79935), and incorporated herein by reference.)


 EXHIBIT NO.                                      DESCRIPTION
------------------------------------------------------------------------------------------------

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

     10.20      Letter Agreement dated April 17, 2001, by and between Registrant, Montrose
                Investments, Ltd., Strong River Investments, Inc. and HBK Master Fund L.P.

     10.21*     Employee Stock Purchase Plan (Filed as Exhibit 4.1 to the Registrant's Registration
                Statement on Form S-8 (No. 333-54246) and incorporated herein by reference).

     10.22*     Amendment to the Employee Stock Option Plan.

     10.23*     Executive Employment Agreement for Alvin J. Glasky, Ph.D.

     10.24*     Executive Employment Agreement for Sam Gulko.

     21         Subsidiaries of Registrant.

     23         Consent of Arthur Andersen LLP.

--------

* Indicates a management contract or compensatory plan or arrangement.