Form 10-Q
period 2001-03-31
NEOTHERAPEUTICS INC
filed 2001-05-14
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________

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
              Yes  X           No
                  ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

            Class                                   Outstanding at May 11, 2001
-------------------------------                     ---------------------------
 Common Stock, $.001 par value                                18,431,791

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)


                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                       Page No.
                                                                                                      --------

ITEM 1.   FINANCIAL STATEMENTS

          Statement Regarding Financial Information...............................................        3

          Condensed Consolidated Balance Sheets as of March 31, 2001
               (unaudited) and December 31, 2000..................................................        4

          Condensed Consolidated Statements of Operations for the three months ended
               March 31, 2001 and 2000 and for the period from inception (June 15, 1987)
               to March 31, 2001 (unaudited)......................................................        5

          Condensed Consolidated Statements of Cash Flows for the three months ended March
               31, 2001 and 2000 and for the period from inception (June 15, 1987) to March
               31, 2001 (unaudited)...............................................................        6

          Notes to Condensed Consolidated Financial Statements....................................        8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION....       12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................       16

PART II.  OTHER INFORMATION.......................................................................       17

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................       17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................................       18

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

STATEMENT REGARDING FINANCIAL INFORMATION

         The financial statements included herein have been prepared by NeoTherapeutics, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that you read the financial statements included herein in conjunction with the audited financial statements and notes thereto included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                            March 31,           December 31,
                                                                              2001                  2000
                                                                          -------------         -------------
                                                                           (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $   6,394,104         $   6,158,375
     Marketable securities and short-term investments                         7,704,356             5,311,215
     Other receivables                                                          552,016               424,059
     Prepaid expenses and refundable deposits                                   402,656               418,010
                                                                          -------------         -------------
         Total current assets                                                15,053,132            12,311,659
                                                                          -------------         -------------

PROPERTY AND EQUIPMENT, at cost:
     Equipment                                                                3,654,035             3,412,932
     Leasehold improvements                                                   1,872,196             1,853,227
     Accumulated depreciation and amortization                               (2,024,693)           (1,850,076)
                                                                          -------------         -------------
         Property and equipment, net                                          3,501,538             3,416,083
                                                                          -------------         -------------

OTHER ASSETS                                                                     53,143                53,242
                                                                          -------------         -------------

         Total assets                                                     $  18,607,813         $  15,780,984
                                                                          =============         =============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                $   2,514,033         $   3,708,244
     Accrued payroll and related taxes                                          375,529               265,383
     Note payable to related party                                              285,574               285,574
     Current portion of long-term debt                                          857,460               850,871
                                                                          -------------         -------------
         Total current liabilities                                            4,032,596             5,110,072

OTHER LIABILITIES:
     Long-term debt, net of current portion                                     227,352               474,004
     Deferred revenue and other                                                 189,385                86,532
                                                                          -------------         -------------
         Total liabilities                                                    4,449,333             5,670,608
                                                                          -------------         -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                8,126,211             7,280,111

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.001 per share, 5,000,000
        shares authorized, none issued or outstanding                                --                    --
     Common stock, par value $0.001 per share,
        50,000,000 shares authorized:
          Issued and outstanding, 17,255,319 and 13,307,227 shares
           at March 31, 2001 and December 31, 2000, respectively            109,053,366           100,612,570
     Deferred compensation expense                                             (677,674)             (959,850)
     Unrealized (losses) gains on available-for-sale securities                 (42,236)                  763
     Deficit accumulated during the development stage                      (102,301,187)          (96,823,218)
                                                                          -------------         -------------
         Total stockholders' equity                                           6,032,269             2,830,265
                                                                          -------------         -------------

         Total liabilities, minority interest and stockholders'
            equity                                                        $  18,607,813         $  15,780,984
                                                                          =============         =============


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                        AND 2000 AND FOR THE PERIOD FROM
                   INCEPTION (JUNE 15, 1987) TO MARCH 31, 2001

                                           Three Months         Three Months            Inception
                                              Ended                Ended                 Through
                                             March 31,            March 31,             March 31,
                                               2001                 2000                   2001
                                           ------------         -------------         -------------
                                            (Unaudited)          (Unaudited)           (Unaudited)

REVENUES, from grants                      $         --         $          --         $     497,128
                                           ------------         -------------         -------------

OPERATING EXPENSES:
    Research and development                  3,806,935             8,500,203            78,648,607
    General and administrative                1,800,724               955,002            19,265,867
    Settlement of litigation                         --                    --             2,458,359
                                           ------------         -------------         -------------

                                              5,607,659             9,455,205           100,372,833
                                           ------------         -------------         -------------

            LOSS FROM OPERATIONS             (5,607,659)           (9,455,205)          (99,875,705)

OTHER INCOME (EXPENSE), principally
    interest income(expense), net               227,190               123,611              (279,139)
                                           ------------         -------------         -------------

           NET LOSS BEFORE MINORITY
           INTEREST IN CONSOLIDATED
           SUBSIDIARIES                      (5,380,469)           (9,331,594)         (100,154,844)

MINORITY INTEREST IN
    CONSOLIDATED SUBSIDIARY
   NET LOSS                                     (97,500)                   --            (1,561,097)
                                           ------------         -------------         -------------

     NET LOSS                              $ (5,477,969)        $  (9,331,594)        $(101,715,941)
                                           ============         =============         =============


BASIC AND DILUTED LOSS
   PER SHARE                               $      (0.36)        $       (1.02)
                                           ============         =============

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                               15,335,754             9,135,488
                                           ============         =============


         The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
       AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO MARCH 31, 2001

                                                       Three Months      Three Months         Inception
                                                          Ended              Ended             Through
                                                         March 31,         March 31,          March 31,
                                                           2001              2000               2001
                                                       ------------      ------------       -------------
                                                        (Unaudited)       (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                           $(5,477,969)      $(9,331,594)      $(101,715,941)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                         174,617           139,388           2,149,250
      Amortization of discount on convertible
        debentures and beneficial
        conversion feature                                       --                --             539,277
      Compensation expense arising from
        the grant of warrants and stock
        options (below fair market
        value)                                            1,129,429            25,279           3,083,639
      Issuance of common stock in
        settlement of litigation                                 --                --           2,458,359
      Increase in deferred revenue and
        other                                               102,853             2,853             189,384
      Compensation expense for extension of
        debt conversion agreements, net                          --                --             503,147
      Gain on sale of assets                                     --                --              (5,299)
      Minority interest in consolidated
        subsidiaries' net loss                               97,500                --           1,561,097
      (Increase) decrease in other
        receivables                                        (127,957)            3,095            (551,770)
      (Increase) decrease in prepaid
        expenses, and refundable deposits                    15,354             7,153            (360,363)
      Increase (decrease) in accounts
        payable and accrued expenses                     (1,194,211)          113,833           2,674,133
      Increase in accrued payroll and
        related taxes                                        12,646             2,749             916,723
      Decrease in employee expense
        reimbursement and accrued interest to
        related parties                                          --                --             300,404
                                                        -----------       -----------       -------------

      Net cash used in operating
        activities                                       (5,267,738)       (9,037,244)        (88,257,960)
                                                        -----------       -----------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                  (260,072)          (99,815)         (5,606,534)
      Redemption (purchases) of marketable
        securities and short-term investments, net       (2,393,141)         (105,964)         (7,704,356)
      Unrealized gain (loss) on
        available-for-sale securities                       (42,999)           (5,641)            (42,236)
      Payment of organization costs                              --                --             (66,093)
      Proceeds from sale of equipment                            --                --              29,665
      Issuance of notes receivable                               --                --             100,000
                                                        -----------       -----------       -------------

      Net cash used in investing activities              (2,696,212)         (211,420)        (13,289,554)
                                                        -----------       -----------       -------------


                                  - Continued -

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                               Three Months     Three Months        Inception
                                                                  Ended            Ended             Through
                                                                 March 31,        March 31,         March 31,
                                                                   2001             2000              2001
                                                                -----------      -----------      ------------
                                                                (Unaudited)      (Unaudited)      (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock and warrants,
        net of related offering costs and expenses                8,439,742        9,426,171        86,160,583
      Proceeds from preferred stock issuance, net
        of offering costs                                                --               --         3,608,788
      Proceeds from sale of preferred stock of
        consolidated subsidiary net of issuance
        cost                                                             --               --         6,488,493
      Proceeds from exercise of stock options
        and warrants                                                     --           52,139           887,085
      Proceeds from sale of convertible
        debentures, net of issuance costs                                --               --         9,387,321
      Proceeds from long-term debt                                       --               --         2,660,448
      Repayment of long-term debt                                  (240,063)        (123,584)       (1,575,634)
      Proceeds from (issuance of) notes
        receivables from officers and directors
        for exercise of stock options                                    --           61,560          (225,000)
      Dividends paid to preferred stockholders                           --               --          (136,246)
      (Repayment of) proceeds from notes payable
        to related parties, net                                          --               --           485,170
      Cash at acquisition                                                --               --           200,612
                                                                -----------      -----------      ------------

      Net cash provided by financing activities                   8,199,679        9,416,286       107,941,618
                                                                -----------      -----------      ------------
      Net increase in cash and cash equivalents                     235,729          167,622         6,394,104

      Cash and cash equivalents, beginning of period              6,158,375        6,726,220                --
                                                                -----------      -----------      ------------

      Cash and cash equivalents, end of period                  $ 6,394,104      $ 6,893,842      $  6,394,104
                                                                ===========      ===========      ============

SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
      Conversion of accrued payroll into shares of
        common stock                                            $        --      $        --      $  1,141,838
                                                                ===========      ===========      ============
      Issuance of warrants in connection with
        equity and debt financings                              $        --      $        --      $  2,330,251
                                                                ===========      ===========      ============
      Conversion of notes payable to related
        parties into shares of common stock                     $        --      $        --      $    500,000
                                                                ===========      ===========      ============
      Conversion of accrued interest into notes
        payable to related parties                              $        --      $        --      $    300,404
                                                                ===========      ===========      ============
      Conversion of preferred stock and convertible
        debentures into shares of common stock                  $        --      $        --      $  5,532,876
                                                                ===========      ===========      ============
      Conversion of revenue participation
        units into shares of common stock                       $        --      $        --      $    676,000
                                                                ===========      ===========      ============
      Issuance of stock options and warrants for services
        and amortization of deferred compensation               $ 1,129,429      $    25,279      $  3,083,630
                                                                ===========      ===========      ============
      Issuance of common stock and warrants
        in connection with settlement of litigation             $        --      $        --      $  2,458,359
                                                                ===========      ===========      ============
      Conversion of other accrued liabilities to
        shares of no par value common stock                     $        --      $        --      $    300,729
                                                                ===========      ===========      ============
      Dividends on preferred stock payable in shares
         of common stock                                        $        --      $        --      $     82,312
                                                                ===========      ===========      ============


         The accompanying notes are an integral part of these condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF BUSINESS:

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 2001, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

     NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." and in June 1997, the Company was reincorporated in the state of Delaware. The Company has five subsidiaries, Advanced ImmunoTherapeutics, Inc., incorporated in California in June 1987, NeoTherapeutics, GmbH, incorporated in Switzerland in April 1997, NeoGene Technologies, Inc., incorporated in California in October 1999, NeoOncoRx, Inc., incorporated in California in November 2000 and NeoTravel Inc., incorporated in California in April 2001. All references to the "Company" hereinafter refer to NeoTherapeutics, Inc. and its subsidiaries as a consolidated entity.

     The Company is a development stage biopharmaceutical enterprise principally engaged in the discovery and development of novel therapeutic drugs intended to treat neurological diseases, such as memory deficits associated with Alzheimer's disease and aging, spinal cord injuries, Parkinson's disease, and other neurodegenerative and psychiatric diseases. The Company is also engaged in research involving functional genomics and has recently expanded its clinical development program to include anti-cancer drugs. The accompanying consolidated financial statements include the results of the Company and its subsidiaries.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LICENSING AGREEMENTS

     On March 15, 2001, the Company's subsidiary, NeoGene Technologies, Inc. ("NeoGene"), entered into a licensing agreement with Pfizer Inc. ("Pfizer"). Under the terms of the agreement, Pfizer will make use of NeoGene's technology to screen potential drug candidates. In return, NeoGene received an initial payment of $100,000 and is entitled to receive milestone payments which could total up to $12 million if Pfizer receives final market approval from the FDA for a drug candidate identified using NeoGene's technology under the agreement; however, there can be no assurance that the development project will be successful and result in the Company receiving any milestone payments. The initial payment has been recorded as deferred revenue and will be recognized as revenue over a three year period beginning April 2001. Future licensing revenue will be recognized at the time the corresponding milestone is achieved in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

3. COMMITMENTS AND CONTINGENCIES

     Research and Fellowship Grants:

     The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of March 31, 2001, the Company had committed to pay, through May 2005, approximately $1,461,600 for such grants and fellowships. Grant expense for the three month periods ended March 31, 2001 and 2000, amounted to $233,800 and $260,300, respectively.

     Major Clinical Trials:

     In April 2001, the Company continued the study of its lead compound Neotrofin(TM), and began a 500 patient trial for Alzheimer's disease. In addition, in March 2001 the Company began two smaller trials of Neotrofin(TM) for spinal cord injury and Parkinson's disease. The three trials will be managed internally and are estimated to cost an aggregate of approximately $9.7 million over an eighteen-month period.

4. MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

     The minority interest in consolidated subsidiaries shown in the accompanying balance sheet represents primarily investments by outside parties in convertible preferred stock of the Company's consolidated subsidiaries. Also included in minority interest is deferred compensation related to grants of stock options in a consolidated subsidiary to employees and consultants of the consolidated group. The Company will amortize over the next four years approximately $5.6 million of deferred compensation as the result of NeoGene issuing to employees and consultants of the consolidated group during January 2001, below-market securities that consist of common stock and stock options. During the quarter ended March 31, 2001, the Company incurred a compensation charge of $847,253, representing the common stock portion of the issuance ($500,013) and the initial period of amortization of the issued stock options ($347,240). Amortization will continue on the stock options over the remainder of a four year vesting period. The minority interest in consolidated subsidiaries' net loss amounting to $97,500 in the accompanying consolidated statements of operations consists of dividends on convertible preferred stock issued by the Company's consolidated subsidiaries. Cumulative losses applicable to minority interest exceeds the minority interest in the subsidiaries capital, as such the excess has been charged against the majority interest.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. STOCKHOLDERS' EQUITY

     Common Stock:

     On January 24, 2001, the Company filed with the Securities and Exchange Commission a "shelf" registration statement permitting the sale of securities with a maximum aggregate public offering price of $50 million. At May 9, 2001, $35.5 million remained available under the registration statement.

     On January 30, 2001, the Company issued to two investors 1,070,336 shares of common stock under the first reset provision contained in the adjustable warrants issued in connection with the September 29, 2000, sale of 968,524 shares of common stock for $8.0 million. The Company agreed to issue additional 900,000 shares of common stock to the two investors in respect of the second and final reset provision. The Company received no consideration as a result of issuing shares pursuant to the exercise of the adjustable warrants due to the application of cash-less exercise provisions.

     On February 2, 2001, the Company sold 1,627,756 shares of common stock under the shelf registration statement to a private investor for $3.5 million in cash.

     On March 8, 2001, the Company sold 1,250,000 shares of common stock under the shelf registration statement to a private investor for $5.0 million in cash. The investor also received five year warrants to purchase up to 125,000 shares of common stock at the exercise price of $5.00 purchase price per share.

     On April 6, 2001, in a special meeting, the stockholders of the Company approved the increase in authorized common stock from 25 million to 50 million shares.

     On April 17, 2001, the Company entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,000 shares of the Company's common stock under the shelf registration statement for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 million and $8 million within approximately 30 days and seven months of the initial closing, respectively, at the option of the Company, and (c) five year warrants exercisable at 125% of the market price of the date of the respective closing of each of the aforementioned debenture issuances for a number of shares equal to 20% of the number of shares into which the debentures are initially convertible. The Company has informed the investors that it does not intend to exercise its option for the first debenture tranche of $10 million and, accordingly, has become obligated to pay the investor a break-up fee of $1 million. The Company is presently negotiating substitute financing with the investors and is attempting to mitigate or eliminate the break-up fee, however, there can be no assurance that the Company will be successful in these negotiations.

     On May 9, 2001 security holders held options and warrants which if exercised, would obligate the Company to issue up to an additional 11,953,643 shares of common stock. A substantial number of those shares, when issued upon exercise, will be available for immediate resale in the public market. In addition, the Company has the ability to sell up to approximately $35.5 million of its common stock pursuant to a shelf registration that will be eligible for immediate resale in the market. Furthermore, these amounts do not include the number of shares of common stock that may become issuable upon conversion of the securities that we may be required to issue in exchange for shares of NeoGene

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

preferred stock. While this number of shares cannot be accurately determined at this time, assuming an average conversion price of $5.00 per share, 1,790,000 shares would be issuable and available for resale upon conversion of these securities.

6. RELATED PARTY TRANSACTION

     During February 2001, three of the Company's executive officers purchased for $500 cash, 5% of the outstanding common stock in the Company's subsidiary, NeoOncoRx, Inc.

7. STOCK OPTIONS

     Stock option activity for the Company during the three-month period ended March 31, 2001 is as follows:

                                                                         Option
                                                   Shares                Price
                                                  ---------          -------------
          Outstanding at January 1, 2001          2,490,175          $3.75-$12.875
          Granted                                   320,000           3.6875-4.406
          Exercised                                      --                     --
          Forfeited                                      --                     --
                                                  ---------          -------------
          Outstanding at March 31, 2001           2,810,175          $3.75-$12.875
                                                  =========          =============

     During the three-month periods ended March 31, 2001 and March 31, 2000, the Company recognized compensation expense for employees/directors and vested consultants options aggregating $1,129,429 and $25,279, respectively. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

8. EMPLOYEE STOCK PURCHASE PLAN

     In January 2001, the Company adopted the NeoTherapeutics Employee Stock Purchase Plan (the "Plan"). The Plan is subject to the provisions of Section 423 of the Internal Revenue Code. The Plan offers to eligible employees of the Company, on a tax-advantaged basis, the opportunity to purchase shares of the Company's common stock, at a discount, through payroll deductions. The Plan allows the participant to deduct up to a specified maximum percentage of their gross income each pay period. The Company's common stock will be offered during the six month offering periods commencing on each June and December. The per share purchase price of shares of the Company's common stock purchased on the last trading day of an offering period will be the lesser of 85% of the fair market value of a share on the first trading day of the period, and 85% of the fair market value of a share on the last trading day of the period. The Plan limits the purchase of shares by each employee of the Company's common stock to a maximum number of shares per offering period and to $25,000 fair market value of the purchased shares of the Company's common stock in the calendar year. Any payroll deductions not applied because of these limitations will be refunded to the participant. There was no activity for the plan for the period ended March 31, 2001.

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

RESULTS OF OPERATIONS

Overview:

     From the inception of the Company in 1987 through March 31, 2001, the Company incurred a cumulative net loss of approximately $101.7 million. We expect our operating expenses to decrease in the immediate future as compared to the same period last year, but to increase over the next several years as we expand our research and development and commercialization activities and operations. We expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies, which we are currently seeking.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000:

     There were no revenues during the three months ended March 31, 2001 or the three months ended March 31, 2000 - see Note 2 to the unaudited condensed consolidated financial statements regarding revenues deferred as of March 31, 2001.

     Research and development expenses for the three months ended March 31, 2001 decreased $4,693,268 or 55% over the same period in 2000. The decrease was due primarily to the termination of several contracts with an outside clinical research organization and the related clinical trials that the organization was conducting in 2000. In March and April 2001, we began new Phase 2 clinical trials of Neotrofin(TM) in Alzheimer's disease and other indications, at higher dose levels than administered in the previous trials. We estimate that these trials will cost an aggregate of approximately $9.7 million over an eighteen-month period. These new trials will be managed internally and we have increased the number of our employees and consultants for that purpose. Research and development expenses increased in the category of salaries due to additional personnel, salary increases and related benefits and the non-cash equity compensation charge amounting to $804,834. In the immediate future we expect our research and development costs to increase over the current period but decrease compared to the same period in the prior year due to the net savings expected from internally managing our clinical trial program, as compared to the higher cost of using an outside clinical research organization. Thereafter, we expect that such expenses will again increase as we expand our clinical trials on Neotrofin(TM) and other drug candidates, as well as the other research activities at our subsidiaries.

     General and administrative expenses increased $845,722 or 89% from the same period in 2000 due primarily to expense increases in the category of salaries due to additional personnel, salary increases and related benefits, travel and general occupancy expenses, legal and investor relations fees and a non-cash equity compensation charge amounting to $324,595. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities, as well as sales and marketing activities should the Company successfully bring one or more of its products to market.

     Net interest income increased by $103,579 or 84% due to interest earnings from higher cash balances resulting from the investments of unused proceeds from recent equity and debt financings. The Company expects its interest income to decrease in future periods due to the use of its funds in current operations, unless offset by revenues or additional equity financings.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through March 31, 2001, the Company financed its operations primarily through sales of securities, borrowings, grants and deferred payment of salaries and other expenses from related parties.

     On February 2, 2001, the Company sold 1,627,756 shares of common stock under the shelf registration statement to a private investor for $3.5 million in cash.

     On March 8, 2001, the Company sold 1,250,000 shares of common stock under the shelf registration statement to a private investor for $5.0 million in cash. The investor also received five year warrants to purchase up to 125,000 shares of common stock at the exercise price of $5.00 purchase price per share.

     On March 15, 2001, the Company's subsidiary, NeoGene Technologies, Inc. ("NeoGene"), entered into a licensing agreement with Pfizer Inc. ("Pfizer"). Under the terms of the agreement, Pfizer will make use of NeoGene's technology to screen potential drug candidates. In return, NeoGene received an initial payment of $100,000 in April 2001, and is entitled to receive milestone payments which could total up to $12 million if Pfizer receives final market approval from the FDA for a drug candidate identified using NeoGene's technology under the agreement; however, there can be no assurance that the development project will be successful and result in the Company receiving any milestone payments.

     On April 17, 2001, the Company entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,000 shares of the Company's common stock under the shelf registration statement for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 million and $8 million within approximately 30 days and seven months, of the initial closing, respectively, at the option of the Company, and (c) five year warrants exercisable at 125% of the market price of the date of the respective closing of each of the aforementioned debenture issuances for a number of shares equal to 20% of the number of shares into which the debentures are initially convertible. The Company has informed the investors that it does not intend to exercise its option for the first debenture tranche of $10 million and, accordingly, has become obligated to pay the investor a break-up fee of $1 million. The Company is presently negotiating substitute financing with the investors and is attempting to mitigate or eliminate the break-up fee, however, there can be no assurance that the Company will be successful in these negotiations.

     At March 31, 2001, working capital amounted to approximately $11.0 million. This amount included cash and cash equivalents of approximately $6.4 million and marketable securities and short-term investments of approximately $7.7 million. In comparison, at December 31, 2000, the Company had working capital of approximately $7.2 million, which included cash and cash equivalents of approximately $6.2 million and short-term investments of approximately $5.3 million. The $ 3.8 million increase in working capital during the three months is attributable primarily to the sale of approximately $8.5 million of common stock to private investors, offset principally by the operating loss of $5.3 million for the period, which includes a non-cash compensation charge of $1.1 million.

     The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the

Company's research programs. As of March 31, 2001, the Company had committed to pay, through April 2002, approximately $1,461,600 for such grants and fellowships.

     In April 2001, the Company continued the study of its lead compound Neotrofin, and began a 500 patient trial for Alzheimer's disease. In addition, in March 2001 the Company began two smaller trials of Neotrofin for spinal cord injury and Parkinson's disease. The three trials will be managed internally and are estimated to cost an aggregate of approximately $9.7 million over an eighteen-month period.

     The Company is in the development stage and devotes substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $101.7 million through March 31, 2001, and expects to incur substantial losses over the next several years. In addition to the funds derived from its public offerings and subsequent private placement equity offerings, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within the Company's control. While the Company believes that its existing capital resources, subject to its ability to negotiate substitute financing for the $10 million in convertible debentures which were waived, will be adequate to fund its capital needs for at least twelve months, the Company also believes that it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products.

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

     The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources, subject to its ability to negotiate substitute financing for the $10 million in convertible debentures which were waived, will be sufficient to satisfy its current and projected funding requirements for at least the next twelve months. However, if the Company experiences unanticipated cash requirements during the interim period or fails to obtain sufficient funding under its existing financing agreements, the Company could require additional funds sooner. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance that any such funding will occur.

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

     The above factors are not intended to be exclusive. A more comprehensive list of factors which could affect the Company's future operating results can be found in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, in "Item 1. Description of Business" under the caption "Risk Factors." Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

     The Company is exposed to certain market risks associated with interest rate fluctuations on its marketable securities and borrowing arrangements. All investments in marketable securities and borrowing arrangements are entered into for purposes other than trading. The Company is not subject to material risks from currency rate fluctuations, nor does the Company utilize hedging contracts or similar instruments.

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

QUALITATIVE DISCLOSURES

     The Company's primary exposures relate to (1) interest rate risk on borrowings, (2) the Company's ability to pay or refinance its borrowings at maturity at market rates, (3) interest rate risk on the value of the Company's investment portfolio and rate of return, (4) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future cash requirements. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. The Company manages interest rate risk on its outstanding borrowings by using fixed rate debt. While the Company cannot predict or manage its ability to refinance existing borrowings and investment portfolio, the Company evaluates its financial position on an ongoing basis.

PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     1. On January 30, 2001, the Company issued to two investors 1,070,336 shares of common stock under the first reset provision contained in the adjustable warrants issued in connection with the September 29, 2000, sale of 968,524 shares of common stock for $8.0 million. The Company agreed to issue additional 900,000 shares of common stock to the two investors in respect of the second and final reset provision. The Company received no consideration as a result of issuing shares pursuant to the exercise of the adjustable warrants due to the application of cash-less exercise provisions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     1. On January 5, 2001 the Company furnished a report on Form 8-K announcing that its subsidary NeoOncoRx Inc., has signed a letter of intent to acquire anti-cancer compound E09 and 79 analogs from Netherlands based NDDO Research Foundation.

     2. On February 16, 2001 the Company filed a report on Form 8-K announcing a $3.5 million sale of common stock to a private investor.

     3. On March 14, 2001 the Company filed a report on Form 8-K announcing a $5 million sale of common stock and Warrants to a private investor.

     4. On March 20, 2001 the Company furnished a report on Form 8-K announcing that its subsidiary Neogene Technologies, Inc., has entered into a Drug Pfinder Agreement with Pfizer Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NEOTHERAPEUTICS, INC.



Date:  May 14, 2001                               By: /s/ Samuel Gulko
                                                      --------------------------
                                                          Samuel Gulko, Senior
                                                          Vice President
                                                          Finance, Chief
                                                          Financial Officer
                                                          (Principal Accounting
                                                          and Financial Officer)