Form 10-Q
period 2001-06-30
NEOTHERAPEUTICS INC
filed 2001-08-14
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

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

           Yes  [X]                                       No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

           Class                                 Outstanding at August 10, 2001
 ---------------------------                     ------------------------------
Common Stock, $.001 par value                             20,777,181

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)

                                TABLE OF CONTENTS

                                                                                         Page No.
                                                                                         --------
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Statement Regarding Financial Information .....................................  3

            Condensed Consolidated Balance Sheets as of June 30, 2001
                 (unaudited) and December 31, 2000 ........................................  4

            Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 (unaudited) ......................................  5

            Condensed Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000 and for the period from
                 inception (June 15, 1987) to June 30, 2001 (unaudited) ...................  6

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 and for the period from inception
                 (June 15, 1987) to June 30, 2001 (unaudited) .............................  7

            Notes to Condensed Consolidated Financial Statements ..........................  9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL POSITION ............................................. 15

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................... 20

PART II.    OTHER INFORMATION ............................................................. 21

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS ..................................... 21

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................... 22

ITEM 5.     OTHER INFORMATION ............................................................. 24

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K .............................................. 25

                              NEOTHERAPEUTICS, INC.
                        (A Development Stage Enterprise)

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                            June 30,            December 31,
                                                                              2001                  2000
                                                                         -------------         -------------
                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $  10,213,938         $   6,158,375
    Marketable securities and short-term investments                         8,392,910             5,311,215
    Other receivables                                                          483,169               424,059
    Prepaid expenses and refundable deposits                                   344,426               418,010
                                                                         -------------         -------------
        Total current assets                                                19,434,443            12,311,659
                                                                         -------------         -------------
PROPERTY AND EQUIPMENT, at cost:
    Equipment                                                                4,014,463             3,412,932
    Leasehold improvements                                                   1,886,055             1,853,227
    Accumulated depreciation and amortization                               (2,214,846)           (1,850,076)
                                                                         -------------         -------------
        Property and equipment, net                                          3,685,672             3,416,083
                                                                         -------------         -------------
OTHER ASSETS                                                                   105,527                53,242
                                                                         -------------         -------------
        Total assets                                                     $  23,225,642         $  15,780,984
                                                                         =============         =============

LIABILITIES , MINORITY INTEREST AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                $   2,866,340         $   3,708,244
    Accrued payroll and related taxes                                          412,872               265,383
    Note payable to related party                                              135,574               285,574
    Current portion of long-term debt                                          706,626               850,871
                                                                         -------------         -------------
        Total current liabilities                                            4,121,412             5,110,072

OTHER LIABILITIES:
    Long-term debt, net of current portion                                     277,470               474,004
    Deferred revenue and other                                                 183,904                86,532
                                                                         -------------         -------------
        Total liabilities                                                    4,582,786             5,670,608
                                                                         -------------         -------------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                               6,014,381             7,280,111

CONVERTIBLE REDEEMABLE PREFERRED STOCK
    (Liquidation preference of $2,000,000)                                   1,773,111                    --

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.001 per share, 5,000,000
       shares authorized none issued and outstanding                                --                    --
    Common stock, par value $0.001 per share,
       50,000,000 shares authorized:
         Issued and outstanding, 20,777,181 and 13,307,227 shares
          at June 30, 2001 and December 31, 2000, respectively             120,447,857           100,612,570
    Deferred compensation expense                                             (564,167)             (959,850)
    Unrealized (losses) gains on available-for-sale securities                 (84,609)                  763
    Deficit accumulated during the development stage                      (108,943,717)          (96,823,218)
                                                                         -------------         -------------
        Total stockholders' equity                                          10,855,364             2,830,265
                                                                         -------------         -------------
        Total liabilities, minority interest and
            stockholders' equity                                         $  23,225,642         $  15,780,984
                                                                         =============         =============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                    Three Months           Three Months
                                                       Ended                  Ended
                                                      June 30,               June 30,
                                                        2001                  2000
                                                    ------------           ------------
                                                    (Unaudited)             (Unaudited)
REVENUES                                            $      8,334           $         --
                                                    ------------           ------------

OPERATING EXPENSES:
   Research and development                            4,750,570             10,206,868
   General and administrative                          1,994,736              1,180,291
                                                    ------------           ------------
                                                       6,745,306             11,387,159
                                                    ------------           ------------

         LOSS FROM OPERATIONS                         (6,736,972)           (11,387,159)

OTHER INCOME (EXPENSE), principally:
   interest income (expense), net                        191,943               (958,840)
                                                    ------------           ------------
         NET LOSS BEFORE MINORITY INTEREST            (6,545,029)           (12,345,999)

MINORITY INTEREST                                        (97,500)                    --
                                                    ------------           ------------
         NET LOSS                                   $ (6,642,529)          $(12,345,999)
                                                    ============           ============

BASIC AND DILUTED LOSS PER SHARE                    $      (0.36)          $      (1.29)
                                                    ============           ============

BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                          18,510,273              9,535,653
                                                    ============           ============


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                        AND 2000 AND FOR THE PERIOD FROM
                   INCEPTION (JUNE 15, 1987) TO JUNE 30, 2001

                                                       Six Months             Six Months              Inception
                                                         Ended                  Ended                  Through
                                                        June 30,               June 30,                June 30,
                                                          2001                   2000                    2001
                                                      ------------           -------------           -------------
                                                       (Unaudited)            (Unaudited)             (Unaudited)
REVENUES                                              $      8,334           $          --           $     505,462
                                                      ------------           -------------           -------------

OPERATING EXPENSES:
   Research and development                              8,557,505              18,707,071              83,399,177
   General and administrative                            3,795,461               2,135,293              21,260,604
   Settlement of litigation                                     --                      --               2,458,359
                                                      ------------           -------------           -------------
                                                        12,352,966              20,842,364             107,118,140
                                                      ------------           -------------           -------------

           LOSS FROM OPERATIONS                        (12,344,632)            (20,842,364)           (106,612,678)

OTHER INCOME (EXPENSE), principally
   interest income (expense), net                          419,134                (835,229)                (87,195)
                                                      ------------           -------------           -------------

           NET LOSS BEFORE MINORITY INTEREST           (11,925,498)            (21,677,593)           (106,699,873)

MINORITY INTEREST                                         (195,000)                     --              (1,658,597)
                                                      ------------           -------------           -------------
    NET LOSS                                          $(12,120,498)          $ (21,677,593)          $(108,358,470)
                                                      ============           =============           =============

BASIC AND DILUTED LOSS PER SHARE                      $      (0.84)          $       (2.50)
                                                      ============           =============

BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES OUTSTANDING                    14,503,308               8,656,752
                                                      ============           =============



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

       AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO JUNE 30, 2001



                                                             Six Months            Six Months               Inception
                                                               Ended                  Ended                  Through
                                                              June 30,               June 30,                June 30,
                                                                2001                   2000                    2001
                                                            ------------           ------------           -------------
                                                             (Unaudited)            (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                $(12,120,498)          $(21,677,593)          $(108,358,470)
  Adjustments to reconcile net loss
   to net cash used in operating activities
     Depreciation and amortization                               364,770                281,779               2,339,403
Amortization of discount on convertible
        debentures and beneficial
        conversion feature                                            --              1,013,028                 539,277
     Compensation expense arising
       from the grant of warrants
       and stock options (below
       fair market value)                                        916,801                 25,279               2,871,011
     Issuance of common stock in
       settlement of litigation                                       --                     --               2,458,359
     Increase in deferred revenue
       and other                                                  97,372                  5,706                 183,903
     Compensation expense for extension
       of debt conversion agreements, net                             --                     --                 503,147
     Gain on sale of assets                                           --                     --                  (5,299)
     Minority interest                                           195,000                     --               1,658,597
     (Increase) in other receivables                             (59,110)              (176,858)               (482,923)
     (Increase) decrease in prepaid
       expenses, and refundable deposits                          21,300                 64,799                (354,417)
     Increase (decrease) in accounts
       payable and accrued expenses                             (841,904)               323,070               3,026,440
     Increase (decrease) in accrued
       payroll and related taxes                                 (47,511)                 3,932                 856,566
     Decrease in employee expense reimbursement
       and accrued interest to related parties                        --                     --                 300,404
                                                            ------------           ------------           -------------
     Net cash used in operating activities                   (11,437,780)           (20,136,858)            (94,464,002)
                                                            ------------           ------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                        (634,359)              (199,478)             (5,980,821)
     Redemption (purchases) of marketable
       securities and short-term investments, net             (3,081,695)                24,884              (8,392,910)
     Unrealized  gain(loss) on
       available-for-sale securities                             (85,372)               (27,244)                (84,609)
     Payment of organization costs                                    --                     --                 (66,093)
     Proceeds from sale of equipment                                  --                     --                  29,665
     Issuance of notes receivable                                     --                     --                 100,000
                                                            ------------           ------------           -------------
     Net cash used in investing activities                    (3,801,426)              (201,838)            (14,394,768)
                                                            ------------           ------------           -------------

                                  - Continued -

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                             Six Months            Six Months               Inception
                                                               Ended                  Ended                  Through
                                                              June 30,               June 30,                June 30,
                                                                2001                   2000                    2001
                                                            ------------           ------------           -------------
                                                             (Unaudited)            (Unaudited)            (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock
       and warrants, net of related
      offering costs and expenses                             19,821,549             16,301,038              97,542,390
     Proceeds from preferred stock
       issuance, net of offering costs                                --                     --               3,608,788
     Proceeds from sale of preferred
       stock of consolidated subsidiary
       net of issuance cost                                           --                     --               6,488,493
     Proceeds from exercise of stock options and warrants             --                 52,889                 887,085
     Proceeds from sale of convertible debentures,
       net of issuance costs                                          --              9,417,138               9,387,321
     Proceeds from long-term debt                                     --                     --               2,660,448
     Repayment of long-term debt                                (340,780)              (121,299)             (1,676,351)
     Proceeds from (issuance of) notes receivables
       from officers and directors for
       exercise of stock options                                      --                 61,560                (225,000)
     Dividends paid to preferred stockholders                         --                     --                (136,246)
     (Repayment of) proceeds from notes
       payable to related parties, net                          (150,000)              (126,923)                335,168
     Cash at acquisition                                              --                     --                 200,612
                                                            ------------           ------------           -------------

     Net cash provided by financing activities                19,330,769             25,584,403             119,072,708
                                                            ------------           ------------           -------------
     Net increase in cash and cash equivalents                 4,055,563              5,245,707              10,213,938
     Cash and cash equivalents, beginning of period            6,158,375              6,726,220                      --
                                                            ------------           ------------           -------------

     Cash and cash equivalents, end of period               $ 10,213,938           $ 11,971,927           $  10,213,938
                                                            ============           ============           =============
SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Issuance of warrants in connection with
       equity and debt financings                           $         --           $  1,013,028           $   2,330,251
                                                            ============           ============           =============
     Conversion of notes payable to related
       parties into shares of common stock                  $         --           $         --           $     500,000
                                                            ============           ============           =============
     Conversion of accrued interest into notes
       payable to related parties                           $         --           $         --           $     300,404
                                                            ============           ============           =============
     Conversion of other accrued liabilities to
       shares of common stock                               $         --           $         --           $   1,442,567
                                                            ============           ============           =============
     Conversion of preferred stock and convertible
       debentures into shares of common stock               $         --           $         --           $   5,532,876
                                                            ============           ============           =============
     Conversion of revenue participation
       units into shares of common stock                    $         --           $         --           $     676,000
                                                            ============           ============           =============
     Issuance of stock options and warrants
       for services and amortization of
       deferred compensation                                $    916,801           $     25,279           $   2,871,002
                                                            ============           ============           =============
     Issuance of common stock and warrants
       in connection with settlement of litigation          $         --           $         --           $   2,458,359
                                                            ============           ============           =============
     Minority interest net loss                             $    195,000           $         --           $   1,658,597
                                                            ============           ============           =============
     Dividends on preferred stock payable
        in shares of common stock                           $         --           $         --           $      82,312
                                                            ============           ============           =============



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (Unaudited)

1.     BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF BUSINESS:

       In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 2001, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

       NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." and in June 1997, the Company was reincorporated in the state of Delaware. The Company has five subsidiaries, Advanced ImmunoTherapeutics, Inc., incorporated in California in June 1987, NeoTherapeutics, GmbH, incorporated in Switzerland in April 1997, NeoGene Technologies, Inc., incorporated in California in October 1999, NeoOncoRx, Inc., incorporated in California in November 2000 and NeoTravel, Inc., incorporated in California in April 2001. All references to the "Company" hereinafter refer to NeoTherapeutics, Inc. and its subsidiaries as a consolidated entity.

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

       As shown in the accompanying financial statements, the Company continues to incur losses and negative cash from operations. At June 30, 2001 the Company had cash, cash equivalents, marketable securities and short-term investments of approximately $18.6 million. The Company is currently consuming cash at a rate of approximately $2.5 million per month. Unless the Company secures additional financing prior to March 31, 2002, the Company's auditors have informed the Company that their report on the December 31, 2001 financial statements will include a going concern qualification.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       RECENT ACCOUNTING PRONOUNCEMENTS

       The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure these instruments at fair value. The adoption of SFAS 133 did not have a material effect on the Company's financial statements.

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16. "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. We will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

       Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS 142 will have a significant effect on its financial position or the results of its operations.

2.     LICENSING AGREEMENTS

       On March 15, 2001, the Company's subsidiary, NeoGene Technologies, Inc. ("NeoGene"), entered into a licensing agreement with Pfizer Inc. ("Pfizer"). Under the terms of the agreement, Pfizer will make use of NeoGene's technology to screen potential drug candidates. In return, NeoGene received an initial payment of $100,000 and is entitled to receive milestone payments which could total up to $12 million if Pfizer receives final market approval from the FDA for a drug candidate identified using NeoGene's technology under the agreement; however, there can be no assurance that the development project will be successful and result in the Company receiving any milestone payments. The initial payment has been recorded as deferred revenue and is recognized as revenue over a three year period commencing April 2001. Future licensing revenue will be recognized at the time the corresponding milestone is achieved in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

3.     COMMITMENTS AND CONTINGENCIES

       Research and Fellowship Grants:

       The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of June 30, 2001, the Company had committed to pay, through May

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2005, approximately $1,238,000 for such grants and fellowships. Grant expense for the six month periods ended June 30, 2001 and 2000, amounted to $483,887 and $541,600, respectively.

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

4.     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:

       The minority interest in consolidated subsidiaries shown in the accompanying balance sheet represents primarily investments by outside parties in convertible preferred stock of the Company's consolidated subsidiaries. Also included in minority interest is deferred compensation related to grants of stock options in a consolidated subsidiary (NeoGene) to employees and consultants of the consolidated group. The Company will amortize over the next four years approximately $2.4 million of deferred compensation as the result of the subsidiary issuing to its employees and consultants during January 2001, below-market securities that consist of common stock and stock options. The amount recorded reflects the fair value of the subsidiary's common stock as determined by independent appraisal. At the time of issuance the shares were valued at $45 per share, an estimated fair value, resulting in a deferred compensation amount of $847,253. In August 2001, the Company engaged an independent appraiser, who valued the stock at $18 per share. This resulted in a reduction of the deferred compensation charge which was recorded in the second quarter of $475,580. The first quarter was not restated as it would not be material to the financial statements as a whole. During the six month period ended June 30, 2001, the Company incurred a compensation charge of $521,118 representing the common stock portion of the issuance ($222,228) and the initial period of amortization of the issued stock options ($298,890). Amortization will continue on the stock options over the remainder of a four year vesting period. The minority interest in consolidated subsidiaries' amounting to $195,000 in the accompanying consolidated statements of operations consists of dividends on convertible preferred stock issued by a consolidated subsidiary of the Company. Cumulative losses applicable to minority interest exceeds the minority interest in the related subsidiaries capital, as such the excess has been charged against the majority interest.

5.     CONVERTIBLE REDEEMABLE PREFERRED STOCK

       On December 18, 2000, the Company's subsidiary, NeoGene, entered into an agreement with an institutional investor for the issuance and sale of Series B preferred stock and warrants for aggregate consideration of $2.0 million. Under the provisions of the agreement, NeoGene issued and sold to the investor a total of 44,445 shares of its 7% Series B Convertible Preferred Stock, at a purchase price of $45 per share, and issued a five year warrant to purchase a total of 9,387 shares of NeoGene common stock, at an exercise price of $45 per share. The investor also received a five year warrant to purchase an aggregate of 30,000 shares of the Company's common stock, at an exercise price of $6.10 per share. The Company also granted an exchange right to the investor which allows the investor to exchange its shares of Series B Preferred Stock for similar preferred stock of the Company. During the month of June 2001, the investor exercised its right to exchange all of the Series B Preferred shares then held by the investor for 200 of shares of the Company's Series C Convertible Redeemable Preferred stock. Under the terms of the exchange right, the investor forfeited 4,693 or 50% of the previously granted five year warrants to purchase shares on NeoGene common stock at an exercise price of $45 per share. The shares of the Company's Series

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C Preferred Stock are redeemable under certain conditions at the option of the holder and each share is convertible into a number of shares of common stock equal to $10,000 dividend by the lesser of (i) 100% of the average of the lowest seven closing bid prices of our common stock in the previous 30 trading days, or (ii) $5.97.

6.     STOCKHOLDERS' EQUITY

       Common Stock:

       On April 6, 2001, in a special meeting, the stockholders of the Company approved the increase in authorized common stock from 25 million to 50 million shares.

       On April 17, 2001, the Company entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,000 shares of the Company's common stock under the shelf registration statement for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 million and $8 million within approximately 30 days and seven months of the initial closing, respectively, at the option of the Company, and (c) five year warrants exercisable at 125% of the market price of the date of the respective closing of each of the aforementioned debenture issuances for a number of shares equal to 20% of the number of shares into which the debentures are initially convertible. During the second quarter of 2001, the Company informed the investors that it does not intend to exercise the first option for the debenture tranche of $10 million. A related break-up fee of $1 million has been reduced to $405,000 and was paid in July 2001, pursuant to the terms of the financing transaction of May 17, 2001. This fee was accrued as a charge to general and administrative expense in the second quarter of 2001.

       On May 17, 2001, the Company sold to the aforementioned two private investor groups, 1,400,000 shares of the Company's common stock under the shelf registration statement for $5.95 million cash.

       On June 12, 2001 the Company entered into two securities sales agreements with the maximum aggregate public offering price of $33.4 million. The securities will be offered through an underwriter as part of a Controlled Equity Offering, or CEO(sm). Upon agreement between the Company and the underwriter to sell securities on certain terms, the underwriter will use its commercially reasonable efforts to sell the securities up to the amount agreed upon, but will not be required to sell any specific number or dollar amount of securities. The net proceeds from the sale will be the aggregate sales price at which the securities were sold after deduction for the underwriter's commission/discount of up to 4% and is subject to a minimum total fee on the aggregate sales price of the securities. The Company will issue to the underwriter a five year warrant to purchase shares of common stock of the Company in an amount equal to 10% of the number of shares of common stock sold by the Company pursuant to the offering.

       On June 22, 2001 the Company sold to its employees through the provisions of its Employee Stock Purchase Plan, 40,390 shares of the Company's common stock for approximately $90,100. The shares were sold at a 15% discount to market on the date of exercise.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       There were 20,777,181 issued and outstanding shares of the Company's common stock as of August 10, 2001. In addition, security holders held options and warrants as of August 10, 2001 which, if exercised, would obligate the Company to issue up to an additional 11,533,393 shares of common stock, of which 5,232,610 shares are subject to options or warrants which are currently exercisable at the sole election of the holder. A substantial number of those shares, when issued upon exercise, will be available for immediate resale in the public market. In addition, the Company has the ability to sell up to approximately $27 million of its common stock or other securities pursuant to a shelf registration that will be eligible for immediate resale in the market and has a registration statement on file to issue securities up to an additional $8.4 million eligible for immediate resale by an underwriter under the same terms and conditions as the aforementioned shelf registration statement. Furthermore, these amounts do not include the number of shares of common stock that the Company may be required to issue in exchange for shares of NeoGene preferred stock. While this number of shares cannot be accurately determined at this time, assuming an average conversion price of $4.00 per share and payment of accrued dividends in shares, up to approximately 657,000 shares could be issuable and available for resale upon conversion of these securities.

7.     STOCK OPTIONS

       Stock option activity for the Company during the six-month period ended June 30, 2001 is as follows:

                                                              Option
                                          Shares               Price
                                        ---------        -----------------
Outstanding at January 1, 2001          2,490,175         $3.75 - $12.875
Granted                                   554,000          4.04 -   5.62
Exercised                                      --                      --
Forfeited                                      --                      --
                                        ---------          --------------
Outstanding at June 30, 2001            3,044,175         $3.75 - $12.875
                                        =========         ===============

       During the six month period ended June 30, 2001 and June 30, 2000, the Company recognized compensation cost for employees/directors and vested consultants options aggregating $916,801 and $25,279, respectively. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

8.     OPERATING SEGMENT AND RELATED INFORMATION

       The Company has adopted the Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. The increased significance of one of its subsidiary business segments is newly reportable under the standard.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The Company's reportable segment is engaged in research involving functional genomics. The reportable segment is identified as a subsidiary of the Company, NeoGene. The financial results of this reportable segment are presented in the accompanying consolidated financial statements. The accounting policies of the reportable segment are the same as the policies utilized for the Company. The following schedule is the information related to the reportable segment (prior period data is not material):

                                        Three Months           Six Months
                                            Ended                Ended
                                        June 30, 2001        June 30, 2001
                                        -------------        -------------
Revenue:
    Genomics reportable segment          $     8,334          $     8,334
    Other                                         --                   --
                                         -----------          -----------
    Total revenue                        $     8,334          $     8,334
                                         ===========          ===========

Loss from Operations:
    Genomics reportable segment          $   183,395          $ 1,472,244
    Other                                  6,553,577           10,872,388
                                         -----------          -----------
    Total Loss from Operations           $ 6,736,972          $12,344,632
                                         ===========          ===========
Assets:
    Genomics reportable segment                               $ 4,988,849
    Other                                                     $18,236,793
                                                              -----------
    Total assets                                              $23,225,642
                                                              ===========

       The total loss from operations for the three and six month periods ended June 30, 2001, has been reduced by an adjustment of $475,580 to previously recorded compensation costs.

9.     SUBSEQUENT EVENTS

       During July 2001, the Company's subsidiary, NeoOncoRx, Inc., finalized an exclusive worldwide license for an anti-cancer compound Neoquin (E09) and 79 related analogs from The Netherlands based NDDO Research Foundation. Under the terms of the agreement the Company paid the initial licensing fee and will issue 30,000 shares of the Company's common stock subject to certain conditions. Further, the Company is obligated to pay milestone payments which could total up to $800,000, if the Company receives final market approval in USA, major European markets, Japan and Australia. The development cost, under the terms of the agreement will be incurred by the Company.

       On August 13, 2001, the Company purchased from two institutional investors the Series A 5% Preferred Stock of NeoGene for $5.5 million plus accrued dividends of approximately $219,000. The stock had originally been sold by NeoGene during September 2000 for $5 million plus warrants which the investors retained.

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

RESULTS OF OPERATIONS

Overview:

        From the inception of the Company in 1987 through June 30, 2001, the Company incurred a cumulative net loss of approximately $108.4 million. We expect our operating expenses to decrease in the immediate future as compared to the same period last year, but to increase over the next several years as we expand our research and development and commercialization activities and operations. We expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies, which we are currently seeking. Through June 30, 2001, the operations of our NeoGene subsidiary corporation were considered material under SFAS No. 131 and accordingly, segment information is presented herein.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000:

        Revenue for the three months ended June 30, 2001 increased $8,334 versus no revenue over the same period in 2000. The increase is due to the recognition of revenue from the initial receipt of funds from a licensing agreement between our NeoGene subsidiary and Pfizer, Inc. Under the terms of the agreement, Pfizer will make use of NeoGene's technology to screen potential drug candidates. In return, NeoGene received an initial payment of $100,000 and is entitled to receive milestone payments which could total up to $12 million if Pfizer receives final market approval from the FDA for a drug candidate identified using NeoGene's technology under the agreement; however, there can be no assurance that the development project will be successful and result in the Company receiving any milestone payments. The initial payment was recorded as deferred revenue and is being recognized as revenue over a three year period beginning April 2001. Future licensing revenue, if any, will be recognized at the time the corresponding milestone is achieved in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

       Research and development expenses for the three months ended June 30, 2001 decreased $5,456,297 or 53% over the same period in 2000. The decrease was due primarily to the termination of several contracts with an outside clinical research organization and the related clinical trials that the organization was conducting in 2000, and a non-cash compensation charge of $404,666. The adjustment is a result of receiving an outside appraisal valuation on the value of common stock of NeoGene. The valuation was $18 per share which was $27 less than the amount estimated at the first quarter. In March and April 2001, the Company began new Phase 2 clinical trials of Neotrofin(TM) in Alzheimer's disease and other indications, at higher dose levels than administered in the previous trials. The Company estimates that these trials will cost an aggregate of approximately $9.7 million over an eighteen-month period. These new trials will be managed internally and the Company has increased the number of employees and consultants for that purpose. Research and development expenses increased in the category of salaries due to additional personnel, salary increases and related benefits and the non-cash equity compensation charge for the three month period amounting to $172,278. In the immediate future the Company expects its research and development costs to increase over the current period but decrease compared to the same period in the prior year due to the net savings expected from internally managing its clinical trial program, as compared to the higher cost of using an outside clinical research organization. Thereafter, the Company expects that such expenses will again increase as it expands clinical trials on Neotrofin(TM) and other drug candidates, as well as the other research activities at the Company's subsidiaries.

       General and administrative expenses increased $814,445 or 69% from the same period in 2000 due primarily to expense increases in the category of salaries due to additional personnel, salary increases and related benefits, travel and general occupancy expenses, consultant fees, and a break-up fee of $405,000 paid to investors due to not exercising the first debenture tranche of $10 million under an April 17, 2001 financing transaction. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities, as well as sales and marketing activities should the Company successfully bring one or more of its products to market.

        Net interest income increased by $1,150,783 or 120% due to interest earnings from higher cash balances resulting from the investments of unused proceeds from recent equity and debt financings and a non-cash charge in June 2000. The Company expects its interest income to decrease in future periods due to the use of its funds in current operations, unless offset by revenues or additional equity financings.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000:

        Revenue for the six months ended June 30, 2001 increased $8,334 versus no revenue over the same period in 2000. The increase is due to the recognition of revenue from the initial receipt of funds from a licensing agreement between the Company's NeoGene subsidiary and Pfizer, Inc. Under the terms of the agreement, Pfizer will make use of NeoGene's technology to screen potential drug candidates. In return, NeoGene received an initial payment of $100,000 and is entitled to receive milestone payments which could total up to $12 million if Pfizer receives final market approval from the FDA for a drug candidate identified using NeoGene's technology under the agreement; however, there can be no assurance that the development project will be successful and result in the Company receiving any milestone payments. The initial payment was recorded as deferred revenue and is being recognized as revenue over a three year period beginning April 2001. Future licensing revenue, if any, will be recognized at the time the corresponding milestone is achieved in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

        Research and development expenses for the six months ended June 30, 2001 decreased $10,149,566 or 54% over the same period in 2000. The decrease was due primarily to the termination of several contracts with an outside clinical research organization and the related clinical trials that the organization was conducting in 2000. In March and April 2001, the Company began new Phase 2 clinical trials of Neotrofin(TM) in Alzheimer's disease and other indications, at higher dose levels than administered in the previous trials. The Company estimates that these trials will cost an aggregate of approximately $9.7 million over an eighteen-month period. The Company is managing these new trials internally and has increased the number of employees and consultants for that purpose. Research and development expenses increased in the category of salaries due to additional personnel, salary increases and related benefits and the non-cash equity compensation charge amounting to $588,911. In the immediate future the Company expects its research and development costs to increase over the current period but decrease compared to the same period in the prior year due to the net savings expected from internally managing its clinical trial program, as compared to the higher cost of using an outside clinical research organization. Thereafter, the Company expects that such expenses will again increase as it expands clinical trials on Neotrofin(TM) and other drug candidates, as well as the other research activities at the Company's subsidiaries.

       General and administrative expenses increased $1,660,168 or 78% from the same period in 2000 due primarily to expense increases in the category of salaries due to additional personnel, salary increases and related benefits, travel and general occupancy expenses, legal and investor relations fees, break-up penalty fee for $405,000 to investors due to not exercising the first debenture tranche of $10 million under the April 17, 2001 financing deal, and a non-cash equity compensation charge amounting to $327,887. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in research and development activities, as well as sales and marketing activities should the Company successfully bring one or more of its products to market.

       Net interest income increased by $1,254,363 or 150% due to interest earnings from higher cash balances resulting from the investments of unused proceeds from recent equity and debt financings and a non-cash charge in June 2000. The Company expects its interest income to decrease in future periods due to the use of its funds in current operations, unless offset by revenues or additional equity financings.

LIQUIDITY AND CAPITAL RESOURCES

       From inception through June 30, 2001, the Company financed its operations primarily through sales of securities, borrowings, grants and deferred payment of salaries and other expenses from related parties.

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

       On April 17, 2001, the Company entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,000 shares of the Company's common stock under the shelf registration statement for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 million and $8 million within approximately 30 days and seven months, of the initial closing, respectively, at the option of the Company, and (c) five year warrants exercisable at 125% of the market price of the date of the respective closing of each of the aforementioned debenture issuances for a number of shares equal to 20% of the number of shares into which the debentures are initially convertible. The Company has informed the investors that it does not intend to exercise its option for the first debenture tranche of $10 million and, accordingly, has become obligated to pay the investor a break-up fee of $1 million which was subsequently reduced to $405,000, and accrued as an expense at June 30, 2001.

       On May 17, 2001, the Company sold to two private investor groups 1,400,000 shares of common stock for $5.95 million cash.

        On June 12, 2001 the Company entered into two common stock sales agreements with the maximum aggregate public offering price of $33.4 million. The securities will be offered through an underwriter as part of a Controlled Equity Offering, or CEO(sm). Upon agreement between the Company and the underwriter to sell securities on certain terms, the underwriter will use its commercially reasonable efforts to sell the securities up to the amount agreed upon, but will not be required to sell any specific number or dollar amount of securities. The net proceeds from the sale will be the aggregate sales price at which the securities were sold after deduction for the underwriter's commission/discount of up to 4% and is subject to a minimum total fee on the aggregate sales price of the securities. The Company will issue to the underwriter a five year warrant to purchase shares of common stock of the Company in an amount equal to 10% of the number of shares of common stock sold by the Company pursuant to the offering.

       On June 22, 2001 the Company sold to its employees through the provisions of the Employee Stock Purchase Plan, 40,390 shares of the Company's common stock for approximately $90,120.

       At June 30, 2001, working capital amounted to approximately $15.3 million. This amount included cash and cash equivalents of approximately $10.2 million and marketable securities and short-term investments of approximately $8.4 million. In comparison, at December 31, 2000, the Company had working capital of approximately $7.2 million, which included cash and cash equivalents of approximately $6.2 million and short-term investments of approximately $5.3 million. The $ 8.1 million increase in working capital during the six months is attributable primarily to the sale of approximately $20.4 million of common stock to private investors, offset principally by the operating loss of $12.1 million for the period, less a non-cash compensation and other charge of approximately $1.6 million.

       The Company periodically makes non-binding commitments to various Universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of June 30, 2001, the Company had committed to pay, through May 2005, approximately $1,238,000 for such grants and fellowships.

       On August 13, 2001, the Company repurchased from two institutional investors the Series A 5% Preferred Stock of NeoGene for $5.5 million plus accrued dividends of approximately $219,000. The stock had originally been sold by NeoGene during September 2000 for $5 million plus warrants which the investors retained.

       The Company is in the development stage and devotes substantially all of its efforts to research and development. The Company has incurred cumulative losses of approximately $108.4 million through June 30, 2001, and expects to incur substantial losses over the next several years. In addition to the funds derived from its public offerings and subsequent private placement equity offerings, the Company will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. The Company's future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within the Company's control. While the Company believes that its existing capital resources, and the ability to place the Company's securities under the common stock sales agreement with an underwriter with the maximum aggregate price of $33.4 million, will be adequate to fund its capital needs for at least twelve months, the Company also believes that it will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize its proposed products. However, there can be no assurances that the underwriter will be successful in raising the required funds.

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

       The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company believes that its existing capital resources, and subject to its ability to place the securities under the common stock sales agreement with an underwriter with the maximum aggregate price of $33.4 million, will be sufficient to satisfy its current and projected funding requirements for at least the next twelve months. However, if the Company experiences unanticipated cash requirements during the interim period or fails to obtain sufficient funding under its existing financing agreements, the Company could require additional funds sooner. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance that any such funding will occur.

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

PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       RECENT SALES OF UNREGISTERED SECURITIES

       During the quarter ended June 30, 2001, NeoTherapeutics made three issuances of its securities which were not registered under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act.

       1. On May 15, 2001, NeoTherapeutics issued an aggregate of 900,000 shares of common stock to Montrose Investments Ltd. ("Montrose") and Strong River Investments, Inc. ("Strong River") upon the exercise of adjustable warrants issued in connection with the sale of 968,524 shares of common stock to Montrose and Strong River in September 2000. NeoTherapeutics did not receive any additional consideration upon the exercise of these warrants due to the operation of net exercise provisions. NeoTherapeutics made no solicitation with respect to the issuance of the shares, other than communications with Montrose and Strong River; NeoTherapeutics obtained representations from Montrose and Strong River regarding their investment intent, experience and sophistication; and Montrose and Strong River have represented to NeoTherapeutics that they are "qualified institutional buyers" as defined in Rule 144A promulgated under the Securities Act.

       2. On May 15, 2001, NeoTherapeutics issued 5,000 shares of its common stock to its public relations firm, Ronald Trahan and Associates ("RTA"), in consideration of the achievement by RTA of the attainment of certain performance milestones. NeoTherapeutics made no solicitation in connection with the issuance, other than communications with RTA; NeoTherapeutics obtained representations from RTA regarding its investment intent, experience and sophistication; and the shares were not issued in lieu of the payment for fees for services and were not part of a plan of financing.

       3. On June 27, 2001, NeoTherapeutics issued 200 shares of its Series C preferred stock in exchange for 44,445 shares of NeoGene's Series B preferred stock held by Societe Generale, pursuant to the exercise of exchange rights granted to Societe Generale upon its purchase of the NeoGene preferred stock. NeoTherapeutics made no solicitation in connection with the transaction, other than communications with Societe Generale; NeoTherapeutics obtained representations from Societe Generale regarding its investment intent, experience and sophistication; and Societe Generale has represented to NeoTherapeutics that it is a "qualified institutional buyer" as defined in Rule 144A promulgated under the Securities Act. Each share of Series C preferred stock is convertible into a number of shares of NeoTherapeutics common stock equal to $10,000 divided by the lesser of (i) $5.97 and (ii) the average of the lowest seven closing bid prices of the NeoTherapeutics common stock, as reported by the Nasdaq Stock Market, during the thirty trading days immediately preceding the conversion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On April 6, 2001, at a special meeting, the stockholders of the Company approved an increase in authorized common stock from 25 million to 50 million shares.

        Votes Cast                                        Number of Shares
        ----------                                        ----------------
        For                                                    7,567,867
        Against                                                  864,295
        Abstain                                                   71,379
        Broker Non-Votes                                       7,554,591

       The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on June 11, 2001:

1. The following persons were elected as Class II directors to serve three-year terms expiring at the Annual Meeting of Stockholders to be held in 2004, or until their successors are elected and qualified:

                                                                 Number of Votes Cast
                                                         ------------------------------------
              Name                                           For           Authority Withheld
              ----                                       ----------        ------------------
       Mark J. Glasky                                    15,798,121              260,011
       Carol O'Cleireacain, Ph.D.                        15,895,307              162,825
       Rajesh C. Shrotriya M.D.                          15,904,093              154,039

       The following persons continued their term of office as directors:

              Name                                       Expiration of Term
              ----                                       ------------------
       Alvin J. Glasky, Ph.D.                                   2002
       Samuel Gulko                                             2003
       Ann C. Kessler, Ph.D.                                    2002
       Armin M. Kessler                                         2002
       Eric L. Nelson, Ph.D.                                    2003
       Paul H. Silverman, Ph.D., D.Sc.                          2003

2. A proposal to issue preferred stock or debentures and issue common stock upon the conversion of the preferred stock or debentures pursuant to exchange rights granted as part of a financing transaction completed on September 21, 2000, was approved by the following vote:

       Votes Cast                                        Number of Shares
       ----------                                        ----------------
       For                                                    7,567,867
       Against                                                  864,295
       Abstain                                                   71,379
       Broker Non-Votes                                       7,554,591

3. A proposal to issue preferred stock and issue common stock upon the conversion of the preferred stock pursuant to exchange rights granted as part of a financing transaction completed on December 18, 2000, was approved by the following vote:

       Votes Cast                                        Number of Shares
       ----------                                        ----------------
       For                                                    7,546,487
       Against                                                  884,275
       Abstain                                                   72,779
       Broker Non-Votes                                       7,554,591

4. A proposal to issue convertible debentures and warrants, and to issue common stock upon conversion of the debentures and exercise of the warrants, as part of a financing transaction, was approved by the following vote:

       Votes Cast                                        Number of Shares
       ----------                                        ----------------
       For                                                    7,540,999
       Against                                                  886,863
       Abstain                                                   75,679
       Broker Non-Votes                                       7,554,591

5. A proposal to increase the number of shares of common stock issuable under the 1997 Stock Incentive Plan by 1,000,000 shares, was approved by the following vote:

       Votes Cast                                        Number of Shares
       ----------                                        ----------------
       For                                                    7,347,660
       Against                                                1,069,940
       Abstain                                                   85,941
       Broker Non-Votes                                       7,554,591

6. The NeoTherapeutics, Inc. Employee Stock Purchase Plan was approved by the following vote:

       Votes Cast                                        Number of Shares
       ----------                                        ----------------
       For                                                    7,614,859
       Against                                                  810,528
       Abstain                                                   78,154
       Broker Non-Votes                                       7,554,591

7. A proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year was approved by the following vote:

       Votes Cast                                        Number of Shares
       ----------                                        ----------------
       For                                                   15,940,676
       Against                                                   63,202
       Abstain                                                   54,254
       Broker Non-Votes                                             -0-

ITEM 5. OTHER INFORMATION

       On June 12, 2001, we entered into a Sales Agreement ("Sales Agreement I") with Cantor Fitzgerald & Co. ("Cantor") to act as underwriter for an offering from time to time of up to $8.4 million worth of our common stock in one or more placements. As part of this offering, Cantor may make sales "at the market" or directly into the Nasdaq National Market, the existing trading market for our common stock, including sales made to or through a market maker or through an electronic communications network, at the prevailing market price at the time of sale or at prices related to those prevailing market prices or at negotiated prices.

       Simultaneous with entering into Sales Agreement I, we entered into another agreement with Cantor on a similar basis ("Sales Agreement II") for an offering from time to time of up to $25 million worth of our common stock that is currently registered under our Registration Statement on Form S-3, registration number 333-53108 in one or more placements. Unlike Sales Agreement I, Cantor may not make sales pursuant to Sales Agreement II directly into the Nasdaq National Market or otherwise in a manner that may be deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act").

       Pursuant to both Sales Agreement, we may, but we are under no obligation to, elect to notify Cantor that we want to sell shares of common stock and the proposed terms under which we would make the sale. Cantor may, but is under no obligation to, accept the offer from us. If we agree with Cantor on the terms of a proposed placement, including the number of shares of common stock to be offered in the placement and any minimum price below which sales may not be made, Cantor has agreed to use its commercially reasonable efforts, consistent with its normal trading and sales practices, to try to sell such shares in accordance with such terms. In the event that sales are made, Cantor will provide written notice to us and we will deliver such shares on the third business day following the date of such sale, unless otherwise specified by the parties. Both Sales Agreements are terminable by either Cantor or us after one year, provided that Cantor may terminate either Sales Agreement earlier upon the occurrence of certain events. We have agreed that, without the written consent of Cantor, we will not, directly or indirectly, offer to sell, sell, contract to sell, grant any option to sell or otherwise dispose of any shares of our common stock, securities convertible into or exchangeable for our common stock, warrants or any rights to acquire our common stock during the period beginning on the fifth trading day preceding the date on which we and Cantor agree to the terms of a placement under either Sales Agreement and ending on the fifth trading day after the settlement of the final sale made as part of that placement.

       In connection with any sales made pursuant to Sales Agreement I, Cantor is to receive compensation of 4% of the gross proceeds, and in connection with any sales under Sales Agreement II, Cantor is to receive compensation of 4.00% on the first $10 million gross proceeds, 3.50% on the next $10 million gross proceeds and 3.00% on the next $5 million. We have also agreed to reimburse Cantor for its out-of-pocket expenses incurred in connection with the sales agreements and the agreement referred to below, including up to an aggregate of $100,000 incurred in connection with entering into the sales agreements, and we are required to advance Cantor $40,000 with respect to certain expenses that may be incurred under Sales Agreement II, all or part of which may be refundable.

       In addition to the two Sales Agreements, we have entered into an agreement with Cantor (the "Advisory Agreement"), pursuant to which Cantor has been engaged to provide investment banking and other financial services. The agreement is terminable at the will of either party. The agreement provides that Cantor is to receive an annual retainer of $75,000 and reimbursement of its out-of-pocket expenses incurred in connection with services rendered thereunder. Upon execution of the agreement, we paid

Cantor a $75,000 annual retainer and $50,000 as a non-refundable deposit against our reimbursement obligation. As additional consideration under the Advisory Agreement, whenever Cantor receives cash compensation pursuant to either Sales Agreement in connection with sales actually effected by Cantor thereunder or in connection with Alternative Sales (as defined below), we will issue to Cantor warrants to purchase shares of common stock in an amount equal to 10% of the number of shares sold by Cantor at an exercise price equal to 130% of the volume weighted average sales price of the shares of common stock sold. The warrants are exercisable for five years and contain a cashless exercise provision commencing one year after issuance. We have also granted Cantor limited demand and piggyback registration rights with respect to the common stock underlying the warrants, which registration rights also commence one year after the issuance of the warrants.

       The Advisory Agreement also contains provisions pursuant to which, until Cantor receives aggregate cash compensation of $336,000 for sales made under Sales Agreement I and Sales Agreement II, Cantor, subject to certain exceptions, is to receive 2% of the gross proceeds in any transaction in which we sell or issue our common stock for cash to or through a party or parties other than Cantor or its affiliates ("Alternative Sales").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

1.1 Sales Agreement dated June 11, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 1.1 to the Registration Statement on Form S-3 as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

1.2 Sales Agreement dated June 11, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 1.2 to the Registration Statement on Form S-3 as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.1 Advisory Agreement dated April 11, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to the Registration Statement on Form S-3 as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.2 Amendment to the Advisory Agreement dated June 12, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3 as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.3 Securities Purchase Agreement dated April 20, 2001, by and between the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.63 to the Annual Report on Form 10-K as amended, as filed with the Securities and Exchange Commission on April 17, 2001, and incorporated herein by reference.)

4.4 Warrant issued by the Registrant to Montrose Investments Ltd. dated as of May 18, 2001. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.5 Warrant issued by the Registrant to Strong River Investments, Inc. dated as of May 18, 2001. ( Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.6 Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3 as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

10.1 Letter Agreement dated April 17, 2001, by and between the Registrant, Montrose Investments, Ltd., Strong River Investments, Inc. and HBK Master Fund L.P. (Filed as Exhibit 10.20 to the Annual Report on Form 10-K as amended, as filed with the Securities and Exchange Commission on April 17, 2001, and incorporated herein by reference.)

10.2 Securities Purchase Agreement dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.3 Letter Agreement, dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as
       Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.4 Amendment 2001-1 to the Employee Stock Purchase Plan effective as of June 21, 2001. (Filed as Exhibit 10.22 to the Annual Report on Form 10-K as amended, as filed with the Securities and Exchange Commission on April 17, 2001, and incorporated herein by reference.)

(b)    Reports on Form 8-K

1. On May 21, 2001 the Company filed a report on Form 8-K announcing the sale of $5.95 million common stock to two private investor groups.

2. On June 12, 2001 the Company furnished a report on Form 8-K referencing a news release regarding its publicly traded warrants, the text of which is set forth in Exhibit 99.1 attached to this report. Exhibit 99.1 is incorporated by reference into this report. NeoTherapeutics, Inc. is furnishing the information contained in this Current Report on Form 8-K pursuant to the Securities and Exchange Commission's Regulation FD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEOTHERAPEUTICS, INC.

Date:  August 13, 2001                  By: /s/Samuel Gulko
                                           -------------------------------------
                                           Samuel Gulko, Senior Vice President
                                           Finance, Chief Financial Officer
                                           (Principal Accounting
                                           and Financial Officer)