Form 10-Q
period 2001-09-30
NEOTHERAPEUTICS INC
filed 2001-11-14
CIK 831547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

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

                   Yes [X]                         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

            Class                               Outstanding at November 10, 2001
            -----                               --------------------------------
Common Stock, $.001 par value                             22,977,282

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)

                                TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                         --------
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         Statement Regarding Financial Information....................................................      3
         Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited)
            and December 31, 2000.....................................................................      4
         Condensed Consolidated Statements of Operations for the three-month periods ended
            September 30, 2001 and 2000 (unaudited)...................................................      5
         Condensed Consolidated Statements of Operations for the nine-month periods ended
            September 30, 2001 and 2000 and for the period from inception (June 15, 1987) to
            September 30, 2001 (unaudited)............................................................      6
         Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
            September 30, 2001 and 2000 and for the period from inception  (June 15, 1987) to
            September 30, 2001 (unaudited)............................................................      7
         Notes to Condensed Consolidated Financial Statements ........................................     10
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION ........     16
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................     21
PART II. OTHER INFORMATION ...........................................................................     22
ITEM 2.  CHANGES IN SECURITIES .......................................................................     22
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................     22

                              NEOTHERAPEUTICS, INC.
                        (A Development-Stage Enterprise)

                                    FORM 10-Q

          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT REGARDING FINANCIAL INFORMATION

       The consolidated financial statements included herein have been prepared by NeoTherapeutics, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the financial statements included herein in conjunction with the audited financial statements and notes thereto included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       2001                2000
                                                                                   -------------       -------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $     607,774       $   6,158,375
    Marketable securities and short-term investments                                   7,564,624           5,311,215
    Other receivables                                                                    452,545             424,059
    Prepaid expenses and refundable deposits                                             340,065             418,010
                                                                                   -------------       -------------
        Total current assets                                                           8,965,008          12,311,659

PROPERTY AND EQUIPMENT, at cost:
    Equipment                                                                          4,551,270           3,412,932
    Leasehold improvements                                                             1,946,616           1,853,227
    Accumulated depreciation and amortization                                         (2,419,379)         (1,850,076)
                                                                                   -------------       -------------
        Property and equipment, net                                                    4,078,507           3,416,083

OTHER ASSETS                                                                             232,935              53,242
                                                                                   -------------       -------------
        Total assets                                                               $  13,276,450       $  15,780,984
                                                                                   =============       =============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $   2,828,257       $   3,965,506
    Accrued payroll and related taxes                                                    264,359             265,383
    Note payable to related party                                                        135,574             285,574
    Current portion of capitalized lease obligations                                     531,314             593,609
                                                                                   -------------       -------------
        Total current liabilities                                                      3,759,504           5,110,072

OTHER LIABILITIES:
    Capital lease obligations, net of current portion                                    237,112             474,004
    Deferred revenue and other liabilities                                               178,423              86,532
                                                                                   -------------       -------------
        Total liabilities                                                              4,175,039           5,670,608

COMMITMENTS AND CONTINGENCIES (NOTE 3)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                --           7,280,111

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:
         None issued or outstanding at September 30, 2001 and December 31, 2000               --                  --
      Common stock, par value $0.001 per share,
         50,000,000 shares authorized:
         Issued and outstanding, 21,862,772 and 13,307,227 shares
         at September 30, 2001 and December 31, 2000, respectively                        21,863              13,307
    Additional paid in capital                                                       126,915,832         100,599,263
    Deferred compensation expense                                                     (2,195,824)           (959,850)
    Unrealized gains on available-for-sale securities                                    102,058                 763
    Deficit accumulated during the development stage                                (115,742,518)        (96,823,218)
                                                                                   -------------       -------------
        Total stockholders' equity                                                     9,101,411           2,830,265
                                                                                   -------------       -------------
        Total liabilities, minority interest and stockholders' equity              $  13,276,450       $  15,780,984
                                                                                   =============       =============


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                            THREE-MONTH        THREE-MONTH
                                           PERIOD ENDED       PERIOD ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,
                                               2001               2000
                                           ------------       ------------
                                            (UNAUDITED)        (UNAUDITED)
REVENUES                                   $      8,334       $         --

OPERATING EXPENSES:
   Research and development                   4,710,184         10,499,016
   General and administrative                 1,506,390          1,276,871
                                           ------------       ------------

TOTAL OPERATING EXPENSES                      6,216,574         11,775,887
                                           ------------       ------------

         LOSS FROM OPERATIONS                (6,208,240)       (11,775,887)

OTHER INCOME (EXPENSE), principally
   interest income (expense), net                85,077           (353,356)
                                           ------------       ------------

NET LOSS BEFORE MINORITY INTEREST AND
        INCOME TAXES                         (6,123,163)       (12,129,243)

MINORITY INTEREST                               146,547         (1,091,312)
                                           ------------       ------------

NET LOSS BEFORE INCOME TAXES                 (5,976,616)       (13,220,555)

INCOME TAX EXPENSE                                2,400              2,400
                                           ------------       ------------

NET LOSS                                   $ (5,979,016)      $(13,222,955)
                                           ============       ============

BASIC AND DILUTED NET LOSS PER SHARE       $      (0.39)      $      (1.27)
                                           ============       ============
BASIC AND DILUTED WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                 17,581,759         10,382,731
                                           ============       ============


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001
                        AND 2000 AND FOR THE PERIOD FROM
                 INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 2001

                                            NINE-MONTH          NINE-MONTH           INCEPTION
                                            PERIOD ENDED       PERIOD ENDED           THROUGH
                                           SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                               2001                2000                 2001
                                           -------------       -------------       -------------
                                            (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
REVENUES                                   $      16,668       $          --       $     513,796

OPERATING EXPENSES:
   Research and development                   13,267,689          29,206,087          88,109,361
   General and administrative                  5,301,851           3,412,164          22,751,794
   Settlement of litigation                           --                  --           2,458,359
                                           -------------       -------------       -------------
TOTAL OPERATING EXPENSES                      18,569,540          32,618,251         113,319,514
                                           -------------       -------------       -------------
      LOSS FROM OPERATIONS                   (18,552,872)        (32,618,251)       (112,805,718)
OTHER INCOME (EXPENSE), principally
   interest income (expense), net                504,209          (1,188,585)             (2,120)
                                           -------------       -------------       -------------

NET LOSS BEFORE MINORITY INTEREST AND
        INCOME TAXES                         (18,048,663)        (33,806,836)       (112,807,838)

MINORITY INTEREST                                (48,453)         (1,091,312)         (1,512,050)
                                           -------------       -------------       -------------
NET LOSS BEFORE INCOME TAXES                 (18,097,116)        (34,898,148)       (114,319,888)

INCOME TAX EXPENSE                                 2,400               2,400              17,600
                                           -------------       -------------       -------------
NET LOSS                                   $ (18,099,516)      $ (34,900,548)      $(114,337,488)
                                           =============       =============       =============

BASIC AND DILUTED NET LOSS PER SHARE       $       (1.10)      $       (3.69)
                                           =============       =============
BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES OUTSTANDING          17,215,488           9,450,489
                                           =============       =============


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
     AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO SEPTEMBER 30, 2001

                                                                    NINE MONTHS         NINE MONTHS          INCEPTION
                                                                       ENDED              ENDED               THROUGH
                                                                   SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                                        2001               2000                2001
                                                                   -------------       -------------       -------------
                                                                    (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                         $ (18,099,516)      $ (34,900,548)      $(114,337,488)
       Non-cash items included in net loss:
          Minority interest in net loss                                 (162,380)                 --            (162,380)
          Depreciation and amortization                                  569,303             433,170           2,543,936
          Amortization of debt discount                                    9,827               9,768              31,663
          Compensation expense arising
              from the grant of warrants and stock
              options (below fair market value)                        1,155,144             561,034           3,109,354
          Issuance of common stock for services                           22,750              23,500              46,250
           Beneficial conversion feature related to preferred
              stock of consolidated subsidiary                                --           1,091,312           1,463,597
          Amortization of discount on convertible
              debentures and beneficial
              conversion feature                                              --             397,082             539,277
          Issuance of common stock in settlement
              of litigation                                                   --                  --           2,458,359
          Compensation expense for extension of
              Debt Conversion Agreements, net                                 --                  --             503,147
          Gain on sale of assets                                              --                  --              (5,299)

       Changes in operating assets and liabilities:

          (Increase) Decrease in other receivables                        49,459          (8,077,040)           (374,354)
          Increase (Decrease) in accounts
              payable and accrued expenses                            (1,137,249)          1,646,516           2,507,103
          Increase (Decrease) in accrued
              payroll and related taxes                                   (1,024)             40,432             903,053
          Increase in deferred revenue and other liabilities              91,897               8,558             178,428
          (Repayment of) proceeds from notes
              payable to related parties, net                           (150,000)           (272,730)            335,168
          Decrease in employee expense reimbursement
              and accrued interest to related parties                         --                  --             300,404
                                                                   -------------       -------------       -------------
       Net cash used in operating activities                         (17,651,789)        (39,038,946)        (99,959,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property and equipment                         (1,034,038)           (560,667)         (6,380,500)
          Redemption (purchases) of marketable
              securities and short-term investments, net              (2,152,114)           (199,938)         (7,462,566)
          (Increase) decrease in other assets                           (179,693)             68,005            (555,410)
          Payment of organization costs                                       --                  --             (66,093)
          Proceeds from sale of equipment                                     --                  --              29,665
          Issuance of notes receivable                                        --                  --             100,000
                                                                   -------------       -------------       -------------
       Net cash used in investing activities                          (3,365,845)           (692,600)        (14,334,904)


                                  - Continued -

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                    NINE MONTHS         NINE MONTHS          INCEPTION
                                                                       ENDED               ENDED              THROUGH
                                                                   SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                                       2001                2000                 2001
                                                                   -------------       -------------       -------------
                                                                    (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock
           and warrants, net of related
           offering costs and expenses                                21,772,736          28,578,957          99,493,577
       Proceeds from issuance of common stock in
           consolidated subsidiary                                         1,000                  --               1,000
       Proceeds from preferred stock
           issuance, net of offering costs                                    --                  --           3,608,788
       Proceeds from sale of preferred
           stock of consolidated subsidiary,
           net of issuance cost                                               --           4,257,349           6,488,493
       Proceeds from exercise of stock options and warrants                   --              29,389             863,585
       Proceeds from sale of convertible debentures,
           net of issuance costs                                              --           9,466,704           9,387,321
       Proceeds from long-term debt                                           --                  --           2,660,448
       Payments made on capital lease obligations                       (506,703)           (285,714)         (1,640,118)
       Proceeds from (issuance of) notes receivables
           From officers and directors for
           exercise of stock options                                          --              61,560            (225,000)
       Purchase of preferred stock of consolidated subsidiary         (4,684,193)                 --          (4,684,193)
       Payment of dividend on preferred stock
           of consolidated subsidiary                                   (815,807)                 --            (815,807)
       Purchase of Series C Preferred Stock                             (300,000)                 --            (300,000)
       Dividends paid to preferred stockholders                               --                  --            (136,246)
                                                                   -------------       -------------       -------------
       Cash at acquisition                                                    --                  --             200,612
                                                                   -------------       -------------       -------------
     Net cash provided by financing activities                        15,467,033          42,108,245         114,902,460
                                                                   -------------       -------------       -------------
     Net increase (decrease) in cash and cash equivalents             (5,550,601)          2,376,699             607,774

     Cash and cash equivalents, beginning of period                    6,158,375           6,726,220                  --
                                                                   -------------       -------------       -------------
     Cash and cash equivalents, end of period                      $     607,774       $   9,102,919       $     607,774
                                                                   =============       =============       =============


                                  - Continued -

                     NEOTHERAPEUTICS, INC. AND SUBSIDIARIES
                        (A Development-Stage Enterprise)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
       Fixed assets financed by capital leases                $   197,689      $        --      $ 2,408,544
                                                              ===========      ===========      ===========
       Unrealized (Gain) Loss on marketable securities        $  (101,295)     $    11,623      $   102,821
                                                              ===========      ===========      ===========
       Stock and stock options granted to employees
           and non-employees below fair market value          $ 2,391,118      $        --      $ 3,350,968
                                                              ===========      ===========      ===========
       Conversion of preferred stock and convertible
           debentures into shares of common stock             $ 1,677,465      $ 3,450,000      $ 7,009,915
                                                              ===========      ===========      ===========
       Retirement of preferred stock                          $     3,977      $        --      $    39,346
                                                              ===========      ===========      ===========
       Reclassification of warrants                           $   453,348      $        --      $   453,348
                                                              ===========      ===========      ===========
       Minority interest share of proceeds from issuance
           of common stock in consolidated subsidiary         $      (100)     $        --      $      (100)
                                                              ===========      ===========      ===========
       Dividends on preferred stock paid
           in shares of common stock                          $     6,808      $        --      $    89,120
                                                              ===========      ===========      ===========
       Financing of insurance policies and other assets       $        --      $   379,058      $   379,058
                                                              ===========      ===========      ===========
       Issuance of warrants in connection with
           equity and debt financings                         $        --      $ 1,488,393      $ 1,878,003
                                                              ===========      ===========      ===========
       Conversion of other accrued liabilities to
           shares of common stock                             $        --      $    80,444      $   132,548
                                                              ===========      ===========      ===========
       Conversion of notes payable to related
           parties into shares of common stock                $        --      $        --      $   500,000
                                                              ===========      ===========      ===========
       Conversion of accrued interest into notes
           Payable to related parties                         $        --      $        --      $   300,404
                                                              ===========      ===========      ===========
       Conversion of other accrued liabilities to
           shares of common stock                             $        --      $        --      $ 1,442,567
                                                              ===========      ===========      ===========
       Conversion of revenue participation
           units into shares of common stock                  $        --      $        --      $   676,000
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

                               SEPTEMBER 30, 2001

                                   (Unaudited)

1.     BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF BUSINESS:

       In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist primarily of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 2001, and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

       Certain prior year and quarterly amounts have been reclassified to conform to the current period presentation.

       NeoTherapeutics, Inc. (the "Company") was incorporated in Colorado as Americus Funding Corporation ("AFC") in December 1987. In August 1996, AFC changed its name to "NeoTherapeutics, Inc." and in June 1997, the Company was reincorporated in the state of Delaware. The Company has four subsidiaries as of September 30, 2001: NeoTherapeutics GmbH, wholly owned, incorporated in Switzerland in April 1997 ("NeoGmbH"); NeoGene Technologies, Inc., 88.4% owned, incorporated in California in October 1999 ("NeoGene"); NeoOncoRx, Inc., 90.48% owned, incorporated in California in November 2000 ("NeoOncoRx"); and NeoTravel, Inc., wholly owned, incorporated in California in April 2001 ("NeoTravel"). Advanced ImmunoTherapeutics, Inc., a previously wholly owned subsidiary of NeoTherapeutics, Inc., was merged into NeoTherapeutics, Inc. in September 2001. All references to the "Company" hereinafter refer to NeoTherapeutics, Inc. and its subsidiaries as a consolidated entity.

       The Company is a development stage biopharmaceutical enterprise principally engaged in the discovery and development of novel therapeutic drugs intended to treat neurological diseases, such as memory deficits associated with Alzheimer's disease and aging, spinal cord injuries, Parkinson's disease, neuropathy, and other neurodegenerative and psychiatric diseases. The Company is also engaged, through NeoGene, in research involving functional genomics to create new drug targets for out-licensing and, through NeoOncoRx, has recently expanded its clinical development program to include in-licensing and further development of later stage anti-cancer drugs. The accompanying consolidated financial statements include the results of NeoTherapeutics, Inc. and its subsidiaries.

       As shown in the accompanying financial statements, the Company continues to incur significant losses and negative cash flow from operations. At September 30, 2001 the Company had cash, cash equivalents, marketable securities and short-term investments of approximately $8.1 million. The Company is currently consuming cash at an average rate of approximately $2.1 million per month. The Company is seeking to arrange additional equity financing, however, no assurances can be given that the Company will be successful in raising new equity financing. Unless the Company secures sufficient additional financing prior to March 31, 2002, the Company's independent auditors have informed the Company that the auditor's report on the December 31, 2001 financial statements will include a going concern qualification.

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

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16. "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company adopted SFAS 141 for all business combinations initiated after June 30, 2001.

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill shall no longer be amortized but shall be assessed at least annually for impairment using a fair value methodology. The Company adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS 142 will have a significant effect on its financial position or the results of its operations.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). We do not expect the adoption of SFAS 143 to have a material impact on our financial condition and results of operations.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition and results of operations.

2.     LICENSING AGREEMENTS

       In March 2001, the Company's majority owned subsidiary, NeoGene Technologies, Inc. ("NeoGene"), entered into a licensing agreement with Pfizer Inc. ("Pfizer"). Under the terms of the agreement, Pfizer will make use of NeoGene's technology to screen potential drug candidates. In return, NeoGene received an initial payment of $100,000 and is entitled to receive milestone payments which could total up to $12 million if Pfizer receives final market approval from the FDA for a drug candidate identified using NeoGene's technology under the agreement; however, there can be no assurance that the development project will be successful and result in the Company receiving any milestone payments. The initial payment has been recorded as deferred revenue and is being recognized as revenue over a three-year period commencing April 2001. The Company is recognizing licensing revenues in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

       During July 2001, the Company's subsidiary, NeoOncoRx, Inc., finalized an exclusive worldwide license for an anti-cancer compound Neoquin(TM) (E09) and 79 related analogs from The Netherlands based NDDO Research Foundation. Under the terms of the agreement the Company paid an initial licensing fee of $100,000 and will issue 30,000 shares of the Company's common stock subject to certain conditions. Further, the Company is obligated to pay milestone payments which could total up to $800,000, if the Company receives final market approval in the USA, major European markets, Japan and Australia. The Company will incur the development cost under the terms of the agreement. The Company will also pay royalties to NDDO Research Foundation if sales should ever materialize from Neoquin(TM).

       During September 2001, the Company's subsidiary, NeoOncoRx, Inc., acquired the worldwide rights to develop and market Satraplatin (JM-216) from Johnson Matthey plc., a major multi-national chemical company. Under the terms of the agreement the Company paid an initial licensing fee of $100,000, and is obligated to pay milestone payments that could total up to $6,900,000 if the

Company submits an NDA in the United States, receives FDA approval of the NDA, receives approval in the first European Union state for a new drug application, receives approval by the FDA for a second drug indication, and receives approval in the first European Union state for a second drug indication. The Company will also pay royalties to Johnson Matthey plc. if sales should ever materialize from Satraplatin.

3.     COMMITMENTS AND CONTINGENCIES

       Research and Fellowship Grants:

       The Company periodically makes non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further the Company's research programs. As of September 30, 2001, the Company had committed to pay, through May 2005, approximately $1.1 million for such grants and fellowships. Grant expense for the nine-month periods ended September 30, 2001 and 2000, were approximately $0.6 million and $1.0 million, respectively.

       Major Clinical Trials:

       In April 2001, the Company continued the study of its lead compound Neotrofin(TM), and began a 500 patient trial for Alzheimer's disease. In addition, in March 2001 the Company began two smaller trials of Neotrofin(TM) for spinal cord injury and Parkinson's disease. The three trials will be managed internally and are estimated to cost an aggregate of approximately $9.7 million over an eighteen-month period. The Company believes that it will have preliminary results for its Neotrofin(TM) 500 patient trial for Alzheimer's disease during the first quarter of 2002.

4.     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

       At December 31, 2000, minority interest in consolidated subsidiaries consisted of an aggregate of approximately $7 million in Series A and Series B Preferred Stock of NeoGene and other equity instruments of NeoGene, the percentage book value in NeoGene of outstanding shares owned by minority common shareholders, and the percentage book value in NeoOncoRx of outstanding shares owned by minority common shareholders.

       During the nine-month period ended September 30, 2001, all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock of NeoGene were either converted into shares of NeoTherapeutics or purchased by NeoTherapeutics (See Note 5). At September 30, 2001, minority interest in consolidated subsidiaries consists of the percentage book value in NeoGene and NeoOncoRx of outstanding shares owned by minority shareholders.

       From time to time, since inception of NeoGene and through September 30, 2001, losses incurred by NeoGene have exceeded the minority shareholders' percentage book value in NeoGene. Therefore, at times when the minority interest in consolidated subsidiaries was zero, the majority shareholder, NeoTherapeutics, recorded 100% of the losses of NeoGene. Through September 30, 2001, NeoTherapeutics absorbed approximately $170,000 in minority shareholder losses that will be credited back to NeoTherapeutics if future NeoGene earnings materialize.

       From time to time, since inception of NeoOncoRx and through September 30, 2001, losses incurred by NeoOncoRx have exceeded the minority shareholders' percentage book value in NeoOncoRx. Therefore, at times when the minority interest in consolidated subsidiaries was zero, the majority shareholder, NeoTherapeutics, recorded 100% of the losses of NeoOncoRx. Through September 30, 2001, NeoTherapeutics absorbed approximately $110,000 in minority shareholder losses that will be credited back to NeoTherapeutics if future NeoOncoRx earnings materialize.

5.     CONVERTIBLE REDEEMABLE PREFERRED STOCK

       On December 18, 2000, NeoGene entered into an agreement with an institutional investor for the issuance and sale of its Series B Preferred Stock and warrants to purchase common stock of Neotherapeutics and NeoGene for aggregate consideration of $2.0 million. Under the provisions of the agreement, NeoGene issued and sold to the investor a total of 44,445 shares of its Series B Preferred Stock, at a purchase price of $45 per share, and issued a five year warrant to purchase a total of 9,387 shares of NeoGene common stock, at an exercise price of $45 per share. The investor also received a five year warrant to purchase an aggregate of 30,000 shares of the NeoTherapeutics' common stock, at an exercise price of $6.10 per share. The Company also granted an exchange right to the investor that allowed the investor to exchange its shares of Series B Preferred Stock for preferred stock of the Company. In June 2001, the investor exercised its right to exchange all of the Series B Preferred stock then held by the investor for 200 shares of the Company's 7% Series C Preferred stock. Under the terms of the exchange right, the investor forfeited 4,693 or 50% of the previously granted five year warrants to purchase shares of NeoGene common stock at an exercise price of $45 per share. The shares of the Company's 7% Series C Preferred Stock were redeemable, under certain conditions at the option of the holder, and each share is convertible into a number of shares of common stock equal to $10,000 divided by the lesser of (i) 100% of the average of the lowest seven closing bid prices of our common stock in the previous 30 trading days, or
(ii) $5.97. In August 2001, the holder of the Company's 7% Series C Preferred Stock converted 170 shares of the 7% Series C Preferred Stock into 482,635 common shares of NeoTherapeutics. In September 2001, NeoTherapeutics purchased the remaining 30 shares of the Company's 7% Series C Preferred Stock for $300,000 plus accrued dividends and a settlement fee of approximately $72,000. The 30 shares of NeoTherapeutics' 7% Series C Preferred Stock are recorded as an offset to Stockholders' Equity.

       On August 13, 2001, NeoTherapeutics purchased from two institutional investors the Series A Preferred Stock of NeoGene for $5.5 million representing the $5.0 million face value of the preferred stock plus a $500,000 redemption fee. The difference between the book value of the preferred stock and the amount paid (approximately $0.8 million) was recorded as a charge to accumulated deficit. The Company also paid accrued dividends of approximately $220,000 to the holders of the preferred stock.

6.     STOCKHOLDERS' EQUITY

       Common Stock:

       On January 2, 2001, the Company filed with the Securities and Exchange Commission a "shelf" registration statement permitting the sale of securities with a maximum aggregate public offering price of $50 million. At September 30, 2001, approximately $25.0 million remained available under the registration statement.

       On January 30, 2001, the Company issued to two investors 1,070,336 shares of its common stock under the first reset provision contained in the adjustable warrants issued in connection with the September 29, 2000 sale of 968,524 shares of common stock for $8 million. On May 15, 2001 the Company also issued an additional 900,000 shares of common stock to the two investors in respect of the second and final reset provision. The Company did not receive any consideration as a result of it issuing shares pursuant to the reset provisions of this financing transaction. The reset provisions were part of an earlier sale of common stock and were previously accounted for as a partial allocation of the proceeds of that sale to common stock. As such, no further accounting is necessary on the date the reset provision was exercised.

       On February 2, 2001, the Company sold 1,627,756 shares of common stock under the shelf registration statement to a private investor for $3.5 million in cash.

       On March 8, 2001, the Company sold 1,250,000 shares of common stock under the shelf registration statement to a private investor for $5 million in cash. The investor also received five year warrants to purchase up to 125,000 shares of common stock at the exercise price of $5.00 purchase price per share.

       On April 6, 2001, in a special meeting, the stockholders of the Company approved the increase in authorized common stock from 25 million to 50 million shares.

       On April 17, 2001, the Company entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,472 shares of the Company's common stock under the shelf registration statement for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 million and $8 million within approximately 30 days and seven months of the initial closing, respectively, at the option of the Company (See Footnote 10, SUBSEQUENT EVENTS), and (c) five year warrants exercisable at 125% of the market price of the date of the respective closing of each of the aforementioned debenture issuances for a number of shares equal to 20% of the number of shares into which the debentures are initially convertible. The Company did not exercise the first option for the debenture tranche of $10 million and paid a break-up fee of $405,000 in July 2001, pursuant to the terms of the financing transaction of May 17, 2001. This fee was charged to general and administrative expense in the second quarter of 2001.

       On May 17, 2001, the Company sold to the aforementioned two private investor groups 1,400,000 shares of the Company's common stock under the shelf registration statement for $5.95 million cash.

       On June 12, 2001, the Company entered into two securities sales agreements with an investment banking firm acting as an underwriter to sell the Company's common stock on a "best efforts" basis with the maximum aggregate public offering price under both agreements combined of $33.4 million. The securities will be offered as part of a Controlled Equity Offering, or CEO(SM). Under one of the sales agreements, the Company may sell up to $8.4 million of its common stock "at the market" or directly into the established trading market for the common stock. Under the other sales agreement, the Company may sell up to $25 million of its common stock in any manner other than "at the market". Under each agreement, if the Company and the underwriter agree to sell common stock on certain terms, the underwriter will use its commercially reasonable efforts to sell the securities up to the amount agreed upon, but will not be required to sell any specific number or dollar amount of securities. The net proceeds from the sales will be the aggregate sales price at which the securities were sold after deduction for the underwriter's commission/discount of up to 4%. The Company will issue to the underwriter five year warrants to purchase shares of its common stock in an amount equal to 10% of the number of shares of common stock sold by us pursuant to the offering at an exercise price per share equal to 130% of the volume weighted average price at which such shares were issued.

       On June 22, 2001, the Company sold to its employees through the provisions of its Employee Stock Purchase Plan (the "ESPP"), 40,390 shares of the Company's common stock for approximately $90,100. Pursuant to the ESPP, the shares were sold at a 15% discount to market on the date of purchase.

       On August 14, 2001, the Company sold 600,000 shares of common stock under the shelf registration statement to an institutional investor for $2,010,000.

       There were 21,862,772 issued and outstanding shares of the Company's common stock as of September 30, 2001. In addition, security holders held options and warrants as of September 30, 2001 which, if exercised, would obligate the Company to issue up to an additional 8,705,383 shares of common stock, of which 2,408,950 shares are subject to options or warrants which are currently exercisable at the sole election of the holder. A substantial number of those shares, when issued upon exercise, will be available for immediate resale in the public market.

7.     STOCK OPTIONS

       Stock option activity for the Company during the nine-month period ended September 30, 2001 is as follows:

                                                            OPTION
                                         SHARES             PRICE
                                        ---------      --------------
Outstanding at January 1, 2001          2,490,175      $3.75 --$13.00
Granted                                   560,000       3.77 --  5.62
Exercised                                      --                  --
Forfeited                                (138,000)      4.063-- 13.00
                                        ---------
Outstanding at September 30, 2001       2,912,175      $3.75 --$13.00
                                        =========

       During the nine-month period ended September 30, 2001 and September 30, 2000, the Company recognized compensation expense for employees, directors and vested consultants' options aggregating $1,155,144 and $561,034, respectively. Options granted to consultants consist of options that vest both immediately and upon the occurrence of certain events as specified in the related agreements.

8.     OPERATING SEGMENT AND RELATED INFORMATION

       The Company has adopted the Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. The increased significance of one of its subsidiary business segments, NeoGene, is newly reportable under the standard.

       NeoGene's financial results are presented below. The accounting policies of NeoGene are the same as the policies utilized for the Company. The following schedule is the information related to the reportable segment (prior period data is not material):

                                         THREE MONTHS         NINE MONTHS
                                            ENDED                ENDED
                                      SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                      ------------------   ------------------
Revenue:
    Genomics reportable segment          $     8,334          $    16,668
                                         ===========          ===========
Loss from Operations:
    Genomics reportable segment          $   656,670          $ 2,137,248
    Neurology, oncology and other
      reportable segments                  5,551,570           16,415,624
                                         -----------          -----------
    Total Loss from Operations           $ 6,208,240          $18,552,872
                                         ===========          ===========
Assets:
    Genomics reportable segment                               $ 3,133,603
    Neurology, oncology and other
      reportable segments                                      10,142,847
                                                              -----------
    Total assets                                              $13,276,450
                                                              ===========

9.     LOSS PER SHARE

       Basic and diluted loss per share for the three and nine-month periods ended September 30, 2001 are computed after increasing the net loss by dividends amounting to $815,807 paid to Series A Preferred Stock holders that resulted from the Company's purchase of the preferred stock.

10.    SUBSEQUENT EVENTS

       On October 19, 2001, the Company's registration statement (File No. 333-64444) related to the "at the market" sales agreement filed with the Securities and Exchange Commission became effective. This registration statement allows for the sale of up to $8.4 million of the Company's common stock. Approximately 125,000 shares of common stock were sold through November 10, 2001, for aggregate cash proceeds of approximately $413,000.

       On October 19, 2001, NeoTherapeutics and an investment banking firm executed amendments to the sales agreements previously entered into by NeoTherapeutics and the investment banking firm on June 12, 2001, and to the advisory agreement previously entered into on April 11, 2001 and amended on June 12, 2001. The amendments relate primarily to modifications of the compensation provisions of the sales agreements.

       During November 2001, the Company's subsidiary, NeoOncoRx, Inc., acquired the worldwide rights to develop and market Elsamitrucin from Bristol-Myers Squibb Company. Under the terms of the agreement the Company paid an initial licensing fee of $100,000 and is obligated to pay milestone payments that could total up to $900,000 if the Company receives approval of an NDA by either the FDA or any equivalent foreign regulatory authority, whichever occurs first. We will also pay royalties to Bristol-Myers Squibb Company if sales should ever materialize from Elsamitrucin.

       On November 2, 2001, the Company filed a prospectus supplement for its existing shelf registration statement (File No. 333-53108) related to the $25 million sales agreement. Through November 10, 2001, approximately 950,000 shares of common stock have been sold pursuant to this prospectus supplement for aggregate cash proceeds of $3.8 million.

       On November 13, 2001, the Company decided not to exercise the second option for the debenture tranche of $8 million, pursuant to the April 17, 2001 financing transaction, as amended.

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

RESULTS OF OPERATIONS

Overview:

       From the inception of the Company in 1987 through September 30, 2001, we incurred a cumulative net loss of approximately $114.3 million. We expect that our operating expenses will continue to decrease in the immediate future as compared to the same period last year, but to increase over the next several years as we expand our research and development and commercialization activities and operations. We expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies that we are currently seeking. Through September 30, 2001, the operations of our NeoGene subsidiary engaged in functional genomics were considered material under SFAS No. 131 and accordingly, segment information is presented herein.

Three-Months Ended September 30, 2001 Compared to Three-Months Ended September 30, 2000:

       Revenue for the three-month period ended September 30, 2001 increased to $8,334 versus no revenue over the same period in 2000. The increase is due to the recognition of revenue from the initial receipt of funds from a licensing agreement between our NeoGene subsidiary and Pfizer, Inc. Under the terms of the agreement, Pfizer will make use of NeoGene's genomics technology to screen potential drug candidates. In return, NeoGene received an initial payment of $100,000 and is entitled to receive milestone payments which could total up to $12 million if Pfizer receives final market approval from the FDA for a drug candidate identified using NeoGene's technology under the agreement. However, there can be no assurance that the development project will be successful and result in us receiving any milestone payments. The initial payment was recorded as deferred revenue and is being recognized as revenue over a three-year period beginning April 2001. We are recognizing revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

       Research and development expenses for the three-month period ended September 30, 2001 decreased by approximately $5,789,000 or 55.1% over the same period in 2000. The decrease was due primarily to the termination of several contracts with an outside clinical research organization and the related clinical trials that the organization was conducting in 2000. In March and April 2001, we began new Phase 2 clinical trials of Neotrofin(TM) in Alzheimer's disease and other indications, at higher dose levels than administered in the previous trials. We estimate that these trials will cost, in aggregate, approximately $9.7 million over an eighteen-month period. These new trials are being managed internally and we have increased the number of employees and consultants for that purpose. Partially offsetting this overall decrease in research and development expenses were salaries that increased due to additional personnel, salary increases and related benefits, including a non-cash equity compensation charge for the three-month period ended September 30, 2001 of approximately $144,000. In the immediate future we expect our research and development costs to increase over the current period but decrease compared to the same period in the prior year due to the net savings from internally managing our clinical trial program, as compared to the higher cost of using an outside clinical research organization. Thereafter, we expect that such expenses will again increase as we expand our clinical trials on Neotrofin(TM), Neoquin(TM) and other drug candidates, as well as the other research activities at our subsidiaries.

       General and administrative expenses increased by approximately $230,000 or 18.0% from the same period in 2000 due primarily to increases in salaries and related benefit expenses from increased head count, including a non-cash equity compensation charge of approximately $94,000, general occupancy expenses and legal fees. We expect general and administrative expenses to increase in future periods in support of the expected increases in research and development activities, as well as sales and marketing activities, should we successfully bring one or more of our products to market.

       Net interest income for the three-month period ended September 30, 2001 increased by approximately $438,000 due primarily to a non-recurring charge to interest expense during the three-month period ended September 30, 2000. The increase includes approximately $72,000 of additional interest income during the current quarter from higher average cash balances resulting from the investments of unused proceeds from recent equity financings. We expect our interest income to decrease in future periods due to the use of its funds in current operations, unless offset by revenues or additional equity or debt financings.

Nine-Months Ended September 30, 2001 Compared to Nine-Months Ended September 30, 2000:

       Revenue for the nine-month period ended September 30, 2001 increased to $16,668 versus no revenue over the same period in 2000. The increase is due to the recognition of revenue from the initial receipt of funds from a licensing agreement between our NeoGene subsidiary and Pfizer, Inc. Under the terms of the agreement, Pfizer will make use of NeoGene's genomics technology to screen potential drug candidates. In return, NeoGene received an initial payment of $100,000 and is entitled to receive milestone payments which could total up to $12 million if Pfizer receives final market approval from the FDA for a drug candidate identified using NeoGene's technology under the agreement. However, there can be no assurance that the development project will be successful and result in us receiving any milestone payments. The initial payment was recorded as deferred revenue and is being recognized as revenue over a three-year period beginning April 2001. We are recognizing revenue in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

       Research and development expenses for the nine-month period ended September 30, 2001 decreased by approximately $15,938,000 or 54.6% over the same period in 2000. The decrease was due primarily to the termination of several contracts with an outside clinical research organization and the related clinical trials that the organization was conducting in 2000. In March and April 2001, we began new Phase 2 clinical trials of Neotrofin(TM) in Alzheimer's disease and other indications, at higher dose levels than administered in the previous trials. We estimate that these trials will cost an aggregate of approximately $9.7 million over an eighteen-month period. We are managing these new trials internally and have increased the number of employees and consultants for that purpose. Research and development expenses increased in the category of salaries due to additional personnel, salary increases and related benefits, including a non-cash equity compensation charge for the nine-month period ended September 30, 2001 of approximately $790,000. In the immediate future we expect our research and development expenses to increase over the current period but decrease compared to the same period in the prior year due to the net savings from internally managing our clinical trial program, as compared to the higher cost of using an outside clinical research organization. Thereafter, we expect that such expenses will again increase as we expand clinical trials on Neotrofin(TM) and other drug candidates, as well as the other research activities at our subsidiaries.

       General and administrative expenses for the nine-month period ended September 30, 2001 increased by approximately $1,890,000 or 55.3% from the same period in 2000 due primarily to increases in salaries and related benefit expense from increased head count, including a non-cash equity compensation charge of approximately $365,000, travel and general occupancy expenses, legal and investor relations fees, and a break-up penalty fee of approximately $405,000 related to the first debenture tranche of $10 million under the April 17, 2001 financing. We expect general and administrative expenses to increase in future periods in support of the expected increases in research and development activities, as well as sales and marketing activities, should we successfully bring one or more of our proposed products to market.

       Net interest income for the nine-month period ended September 30, 2001 increased by approximately $1,692,000 due primarily to the non-recurrence of non-cash interest expense during the nine-month period ended September 30, 2000. The increase includes approximately $171,000 of additional interest income during the nine-month period from higher average cash balances resulting from the investments of unused proceeds from recent equity financings. We expect our interest income to decrease in future periods due to the use of our funds in current operations, unless offset by revenues or cash from additional equity financings.

LIQUIDITY AND CAPITAL RESOURCES

       From inception through September 30, 2001, we financed our operations primarily through sales of securities, borrowings, grants and deferred payment of salaries and other expenses from related parties.

       On January 2, 2001, we filed with the Securities and Exchange Commission a "shelf" registration statement permitting the sale of securities with a maximum aggregate public offering price of $50 million. At November 10, 2001, $21.0 million remained available under the registration statement.

       On January 30, 2001, we issued to two investors 1,070,336 shares of common stock under the first reset provision contained in the adjustable warrants issued in connection with the September 29, 2000, sale of 968,524 shares of common stock for $8 million. On May 15, 2001 we also issued an additional 900,000 shares of common stock to the two investors in respect of the second and final reset provision. No consideration was received as a result of our issuing shares pursuant to the reset provisions of this financing transaction.

       On February 2, 2001, we sold 1,627,756 shares of common stock under the shelf registration statement to a private investor for $3.5 million in cash.

       On March 8, 2001, we sold 1,250,000 shares of common stock under the shelf registration statement to a private investor for $5 million in cash. The investor also received five year warrants to purchase up to 125,000 shares of common stock at the exercise price of $5.00 purchase price per share.

       On April 6, 2001, in a special meeting, our stockholders approved an increase in authorized common stock from 25 million to 50 million shares.

       In April 2001, we continued the study of our lead compound Neotrofin(TM), and began a 500 patient trial for Alzheimer's disease. In addition, in March 2001 we began two smaller trials of Neotrofin(TM) for spinal cord injury and Parkinson's disease. The three trials will be managed internally and are estimated to cost an aggregate of approximately $9.7 million over an eighteen-month period.

       On April 17, 2001, we entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 1,176,472 shares of our common stock under the shelf registration statement for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 million and $8 million within approximately 30 days and seven months, of the initial closing, respectively, at our option, and (c) five year warrants exercisable at 125% of the market price of the date of the respective closing of each of the aforementioned debenture issuances for a number of shares equal to 20% of the number of shares into which the debentures are initially convertible. We did not exercise our option for the first debenture tranche of $10 million and paid a break-up fee of $405,000. On May 17, 2001, we sold to the aforementioned two private investor groups 1,400,000 shares of our common stock under the shelf registration statement for approximately $5,950,000 in cash.

       On May 17, 2001, we sold under the shelf registration statement to the aforementioned two private investor groups 1,400,000 shares of our common stock for $5.95 million cash.

       On June 12, 2001 we entered into two common stock sales agreements with an investment banking firm acting as an underwriter to sell our common stock on a "best efforts" basis up to the maximum aggregate public offering price under both agreements combined of $33.4 million. The securities will be offered as part of a Controlled Equity Offering, or CEO(SM). Under one of the sales agreements, we may sell up to $8.4 million of our common stock "at the market" or directly into the established trading market for the common stock. Under the other sales agreement, we may sell up to $25 million of our common stock in any manner other than "at the market". Under the agreements, if we and the underwriter agree to sell common stock on certain terms, the underwriter will use its commercially reasonable efforts to sell the securities up to the amount agreed upon, but will not be required to sell any specific number or dollar amount of securities. The net proceeds from the sales will be the aggregate sales price at which the securities were sold after deduction for the underwriter's commission/discount of up to 4%. We will issue to the underwriter five year warrants to purchase shares of our common stock in an amount equal to 10% of the number of shares of common stock sold by us pursuant to the offering at an exercise price per share equal to 130% of the volume weighted average price at which such shares were issued.

       On June 22, 2001 we sold to our employees through the provisions of its Employee Stock Purchase Plan (the "ESPP"), 40,390 shares of our common stock for approximately $90,100. Pursuant to the ESPP, the shares were sold at a 15% discount to market on the date of purchase.

       On August 13, 2001, we purchased from two institutional investors previously issued Series A Preferred Stock of NeoGene for $5.5 million representing the face value of the preferred stock plus a $500,000 premium, and accrued dividends of approximately $220,000.

       On August 14, 2001, we sold 600,000 shares of common stock under the shelf registration statement to an institutional investor for $2,010,000.

       In August 2001, the holder of our 7% Series C Preferred Stock converted 170 shares of the 7% Series C Preferred Stock into 482,635 shares of our common stock. In September 2001, we repurchased the remaining 30 shares of the outstanding 7% Series C Preferred Stock for $300,000 plus accrued dividends and a settlement fee of aggregating approximately $72,000. The 30 shares of 7% Series C Preferred Stock are recorded as an offset to Stockholders' Equity.

       At September 30, 2001, net working capital amounted to approximately $5.2 million. This amount included cash and cash equivalents of approximately $0.6 million and marketable securities and short-term investments of approximately $7.6 million. In comparison, at December 31, 2000, we had net working capital of approximately $7.2 million, which included cash and cash equivalents of approximately $6.2 million and short-term investments of approximately $5.3 million. The $2.0 million decrease in net working capital during the nine-month period ended September 30, 2001 is attributable primarily to the loss of $18.1 million, less non-cash compensation and other items of approximately $1.6 million plus changes in operating assets and liabilities of $1.1 million, the purchase of Series A Preferred Stock of NeoGene for $5.5 million and 7% Series C Preferred Stock of NeoTherapeutics for $0.3 million, other net uses of $0.4 million, offset by the sale of approximately $21.8 million of our common stock.


       We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. As of September 30, 2001, we had committed to pay, through May 2005, approximately $1.1 million for such grants and fellowships.

       We are in the development stage and devote substantially all of our efforts to research and development. We incurred cumulative losses of approximately $114.3 million through September 30, 2001, and expect to incur substantial losses over the next several years. In addition to the funds derived from our public offerings and subsequent private placement equity offerings, we will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize our proposed products. Our future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within our control. We believe that our existing capital resources, assuming that we are able to sell shares of our common stock under the "best efforts" common stock sales agreements with an underwriter with the combined maximum aggregate price of $33.4 million, will be adequate to fund our capital needs for at least twelve months. However, we also believe that we will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize our proposed products. Additionally, there can be no assurances that the underwriter or we will be successful in selling common stock under either of the sales agreements or in raising the required funds.

       Without additional funding, we may be required to delay, reduce the scope of, or eliminate, one or more of our research and development projects, or obtain funds through arrangements with collaborative partners or others which may require us to relinquish rights to certain technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own, and which could be on terms unfavorable to us.

FACTORS AFFECTING FUTURE OPERATING RESULTS

       Our future operating results are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q:

       We have incurred losses in every year of our existence and expect to continue to incur significant operating losses for the next several years. We have never generated revenues from product sales and there is no assurance that revenue from product sales will ever be achieved. In addition, there is no assurance that any of our proposed products will ever be successfully developed, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance.

       We have no experience in manufacturing, procuring products in commercial quantities or marketing, and only limited experience in negotiating, setting up or maintaining strategic relationships and conducting clinical trials or other late stage phases of the regulatory approval process, and there is no assurance that we will successfully engage in any of these activities.

       Our need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of our products and other activities. We believe that we will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize our proposed products. The source, availability, and terms of such funds have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire our common stock, there is no assurance that any such funding will occur.

       Factors impacting our future success include, among other things, the ability to develop products that will be safe and effective in treating neurological diseases and cancer, develop genomic related products, and obtain government approval for our proposed products.

       We face numerous other risks in the operation of our business, including, but not limited to, protecting our proprietary technology and trade secrets and not infringing on those of others; attaining a competitive advantage; entering into agreements with others to source, manufacture, market and sell our products; attracting and retaining key personnel in research and development, manufacturing, marketing, sales and other operational areas; managing growth, if any; and avoiding potential claims by others in such areas as product liability and environmental matters.

       The above risk factors are not intended to be complete. A more comprehensive list of factors that could affect our future operating results can be found in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, in "Item 1. Description of Business" under the caption "Risk Factors." Failure to satisfactorily achieve any of our objectives or avoid any of the above or other risks would likely have a material adverse effect on our business and results of operations.

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

       Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of these investments, however, because these financial instruments are considered "available for sale," all such changes are reflected in the financial statements in the period affected and are not deemed material to the consolidated financial statements.

       Our borrowings, consisting primarily of capital lease obligations, bear interest at fixed annual rates. Changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows. Because of the relatively short-term nature of our borrowings, fluctuations in fair value are not deemed material.

QUALITATIVE DISCLOSURES

       Our primary exposures relate to (1) interest rate risk on borrowings, (2) our ability to pay or refinance borrowings at maturity at market rates, (3) interest rate risk on the value of our investment portfolio and rate of return, and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund future cash requirements. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with the estimated timing of our cash requirements. We manage interest rate risk on our outstanding borrowings by using fixed rate debt. While we cannot predict or manage our ability to refinance existing borrowings and investment portfolio, we evaluate our financial position on an ongoing basis.

PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

       In August 2001, the holder of our Series C Preferred Stock converted 170 shares of the 7% Series C Preferred Stock into 482,635 shares of our common stock. We believe the issuance was exempt from registration pursuant to section 3(a)(9) of the Securities Act of 1933, as amended.

       In October 2001, we issued a five year warrant to purchase 50,000 shares of our common stock at an exercise price of $3.50 per share to a clinical research organization related to a termination settlement in November 2000 of clinical studies that we previously entered into with such organization. We believe the issuance of this warrant was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

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

  1.3 Amendment to Sales Agreement, dated as of October 19, 2001, by and between Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

  1.4 Amendment to Sales Agreement, dated as of October 19, 2001, by and between Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 1.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

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

  4.3 Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3 as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

  4.4 Amendment to Advisory Agreement, dated as of October 19, 2001, by and between Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

  10.1 Stock Purchase Agreement dated as of August 14, 2001, by and between the Registrant and Summit Capital Management LLC (Filed as Exhibit
          10.1 to Form 8-K, filed with the Securities and Exchange Commission on August 15, 2001, and incorporated herein by reference.)

  10.2 Stock Purchase Agreement dated as of August 13, 2001, by and among the Registrant, NeoGene Technologies, Inc., Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on August 27, 2001, and incorporated herein by reference.)

  10.3 Stock Purchase and Settlement Agreement and Release, dated as of September 19, 2001, by and among Registrant, NeoGene Technologies, Inc. and Societe Generale. (Filed as Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on September 24, 2001, and incorporated herein by reference.)

  10.4 License Agreement dated June 29, 2001, by and between the Registrant and NDDO Research Foundation.

  10.5 License Agreement dated August 28, 2001, by and between the Registrant and Johnson Matthey plc.

  10.6 License Agreement dated October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company.

  (b)     Reports on Form 8-K

  1. On August 15, 2001 we filed a report on Form 8-K announcing the sale of 600,000 shares of our common stock to an institutional investor for aggregate consideration of $2,010,000 pursuant to a Registration Statement on Form S-3 (File No. 333-53108).

  2. On August 27, 2001 we filed a report on Form 8-K announcing the purchase from Montrose Investments Ltd. and Strong River Investments, Inc., of all of the outstanding shares of the Series A Preferred Stock of NeoGene Technologies, Inc., a majority-owned subsidiary of NeoTherapeutics, for $5.5 million plus accrued dividends of $219,959.86.

  3. On September 24, 2001 we filed a report on Form 8-K announcing the purchase from Societe Generale of all of the remaining outstanding shares of the 7% Series C Preferred Stock of NeoTherapeutics for $300,000 plus accrued dividends and a settlement fee of approximately $72,000.

  4. On October 24, 2001 we filed a report on Form 8-K announcing that NeoTherapeutics, Inc. and Cantor Fitzgerald & Co. ("Cantor") executed amendments to the Sales Agreements previously enter into by NeoTherapeutics, Inc. and Cantor on June 12, 2001, and to the Advisory Agreement previously entered into on April 11, 2001 and amended on June 12, 2001. The amendments relate primarily to modifications of the compensation provisions of the Sales Agreements.

  5. On October 30, 2001, we filed a report on Form 8-K regarding the Alzheimer's disease clinical trial of its lead drug candidate, Neotrofin(TM).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEOTHERAPEUTICS, INC.

Date: November 14, 2001                 By: /s/  Samuel Gulko
                                            ------------------------------------
                                            Samuel Gulko, Senior Vice President
                                            Finance, Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Principal Accounting and Financial
                                            Officer)

EXHIBIT INDEX:

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

  1.3 Amendment to Sales Agreement, dated as of October 19, 2001, by and between Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

  1.4 Amendment to Sales Agreement, dated as of October 19, 2001, by and between Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 1.2 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

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

  4.3 Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3 as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

  4.4 Amendment to Advisory Agreement, dated as of October 19, 2001, by and between Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

  10.1 Stock Purchase Agreement dated as of August 14, 2001, by and between the Registrant and Summit Capital Management LLC (Filed as Exhibit
          10.1 to Form 8-K, filed with the Securities and Exchange Commission on August 15, 2001, and incorporated herein by reference.)

  10.2 Stock Purchase Agreement dated as of August 13, 2001, by and among the Registrant, NeoGene Technologies, Inc., Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on August 27, 2001, and incorporated herein by reference.)

  10.3 Stock Purchase and Settlement Agreement and Release, dated as of September 19, 2001, by and among Registrant, NeoGene Technologies, Inc. and Societe Generale. (Filed as Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on September 24, 2001, and incorporated herein by reference.)

  10.4 License Agreement dated June 29, 2001, by and between the Registrant and NDDO Research Foundation.

  10.5 License Agreement dated August 28, 2001, by and between the Registrant and Johnson Matthey plc.

  10.6 License Agreement dated October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company.