Form 10-Q
period 2002-03-31
NEOTHERAPEUTICS INC
filed 2002-05-15
CIK 831547

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                          Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

             Class                                   Outstanding at May 10, 2002
             -----                                   ---------------------------
Common Stock, $.001 par value                                26,911,951

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                TABLE OF CONTENTS

                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
            Statement Regarding Financial Information.........................................................        3
            Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
             December 31, 2001 ...............................................................................        4
            Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2002
             and 2001 and for the period from inception (June 15, 1987) to March 31, 2002 (unaudited).........        5
            Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002
             and 2001 and for the period from inception (June 15, 1987) to March 31, 2002 (unaudited).........        6
            Notes to Condensed Consolidated Financial Statements (unaudited)..................................        9
ITEM 2.     Management's Discussion And Analysis of Financial Condition and Results of Operations.............       15
ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk........................................       26

PART II.    OTHER INFORMATION ................................................................................       26
ITEM 1.     Legal Proceedings.................................................................................       26
ITEM 2.     Changes in Securities and Use of Proceeds.........................................................       26
ITEM 3.     Defaults Upon Senior Securities...................................................................       26
ITEM 4.     Submission of Matters to a Vote of Security Holders...............................................       26
ITEM 5.     Other Information (not previously reported in a Form 8-K).........................................       26
ITEM 6.     Exhibits and Reports on Form 8-K..................................................................       27

SIGNATURES....................................................................................................       29

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                    FORM 10-Q

                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT REGARDING FINANCIAL INFORMATION

         The consolidated financial statements of NeoTherapeutics, Inc. (the "Company") included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                                             MARCH 31,       DECEMBER 31,
                                                                                               2002              2001
                                                                                           -------------    -------------
                                                                                            (UNAUDITED)
     ASSETS
     Current Assets:
         Cash and cash equivalents                                                         $   5,632,196    $     749,213
         Marketable securities and short-term investments                                        179,537        6,407,388
         Other receivables                                                                       173,664          474,007
         Prepaid expenses and refundable deposits                                                325,334          386,229
                                                                                           -------------    -------------
             Total current assets                                                              6,310,731        8,016,837

     Property and Equipment, at cost:
         Equipment                                                                             5,442,892        5,397,052
         Leasehold improvements                                                                1,937,912        1,937,912
         Accumulated depreciation and amortization                                            (2,891,077)      (2,646,103)
                                                                                           -------------    -------------
             Property and equipment, net                                                       4,489,727        4,688,861

     Other Assets - prepaid expenses and deposits                                                122,165          119,164
                                                                                           -------------    -------------
             Total assets                                                                  $  10,922,623    $  12,824,862
                                                                                           =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
         Accounts payable and accrued expenses                                             $   3,114,435    $   4,186,085
         Accrued payroll and related taxes                                                       269,075          236,223
         Note payable to related party                                                           135,574          135,574
         Current portion of capitalized lease obligations                                        663,948          654,434
                                                                                           -------------    -------------
             Total current liabilities                                                         4,183,032        5,212,316

     Capital lease obligations, net of current portion                                            46,901          463,705
     Deferred revenue and other non-current liabilities                                          330,280          361,831

     Commitments and Contingencies (note 3)

     Stockholders' Equity:
        Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:
              None issued or outstanding at March 31, 2002 and December 31, 2001                      --               --
         Common stock, par value $0.001 per share, 50,000,000 shares authorized:
              Issued and outstanding, 26,876,951 and 23,777,158 shares at March 31, 2002
              and December 31, 2001, respectively                                                 29,977           23,777
         Additional paid in capital                                                          140,479,604      134,659,267
         Deferred compensation                                                                (1,697,872)      (1,889,628)
         Notes receivable from directors and officers                                           (615,649)        (615,649)
         Accumulated other comprehensive income (loss)                                           (50,364)          87,065
         Deficit accumulated during the development-stage                                   (131,783,286)    (125,477,822)
                                                                                           -------------    -------------
             Total stockholders' equity                                                        6,362,410        6,787,010
                                                                                           -------------    -------------
             Total liabilities and stockholders' equity                                    $  10,922,623    $  12,824,862
                                                                                           =============    =============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
      AND FOR THE PERIOD FROM INCEPTION (JUNE 15, 1987) TO MARCH 31, 2002

                                                                          THREE-MONTH      THREE-MONTH       INCEPTION
                                                                         PERIOD ENDED      PERIOD ENDED       THROUGH
                                                                           MARCH 31,        MARCH 31,         MARCH 31,
                                                                              2002             2001             2002
                                                                        ---------------  ---------------    ------------
                                                                           (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Revenues                                                                $       20,001   $             -  $       558,242

Operating expenses:
  Research and development                                                   4,924,123         3,806,935      100,376,914
  General and administrative                                                 1,478,511         1,800,724       28,981,879
                                                                        --------------   ---------------  ---------------

Total operating expenses                                                     6,402,634         5,607,659      129,358,793
                                                                        --------------   ---------------  ---------------

Loss from operations                                                        (6,382,633)       (5,607,659)    (128,800,551)

Other income (expense), net                                                     77,169           227,190          (65,655)

Minority interest                                                                    -           (97,500)      (1,512,050)
                                                                        --------------   ---------------- ----------------

Net loss                                                                $   (6,305,464)  $    (5,477,969) $  (130,378,256)
                                                                        ===============  ================ ================

Basic and diluted net loss per share                                    $        (0.26)  $         (0.36)
                                                                        ===============  ================

Basic and diluted weighted average common shares outstanding                24,380,039        15,335,754
                                                                        ==============   ===============

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE-MONTH PERIODS ENDED MARCH
                    31, 2002 AND 2001 AND FOR THE PERIOD FROM
                   INCEPTION (JUNE 15, 1987) TO MARCH 31, 2002

                                                                         THREE-MONTHS      THREE-MONTHS       INCEPTION
                                                                            ENDED             ENDED            THROUGH
                                                                          MARCH 31,         MARCH 31,         MARCH 31,
                                                                            2002              2001              2002
                                                                      ----------------  ---------------- -----------------
                                                                         (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $    (6,305,464)  $    (5,477,969) $   (130,378,256)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                        244,974           174,617         3,015,634
         Amortization of employee stock option compensation                   191,756         1,129,429         3,607,306
         Minority interest in net loss                                              -            (1,153)         (162,380)
         Amortization of debt discount                                              -                 -            39,306
         Issuance of common stock for services                                      -                 -            56,844
         Beneficial conversion feature related to preferred
           stock of consolidated subsidiary                                         -                 -         1,463,597
         Amortization of discount on convertible
           debentures and beneficial conversion feature                             -                 -           539,277
         Fair value of warrants issued for consulting services                      -                 -           609,875
         Issuance of common stock in settlement of litigation                       -                 -         2,458,359
         Forgiveness of notes to officers and directors                             -                 -            45,000
         Compensation expense for extension of
           debt conversion agreements, net                                          -                 -           503,147
         Gain on sale of assets                                                     -                 -            (5,299)

         Changes in operating assets and liabilities:
           (Increase) decrease in other receivables, prepaid
             expenses and refundable deposits                                 361,238          (112,603)          (80,742)
           Increase (decrease) in accounts payable and
             accrued expenses                                              (1,071,650)       (1,288,102)        2,793,281
           Increase in accrued payroll and related taxes                       32,852           110,146           907,769
           Increase (decrease) in other non-current liabilities               (31,551)          102,853           330,279
           Proceeds from notes payable to related parties, net                      -                 -           135,574
           Increase in employee expense reimbursement
             and accrued interest to related parties                                -                 -           300,404
                                                                      ---------------   ---------------  ----------------
    Net cash used in operating activities                                  (6,577,845)       (5,362,782)     (113,821,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                     (45,840)         (260,072)       (6,755,818)
      Redemption (purchases) of marketable securities and
         short-term investments, net                                        6,090,422        (2,436,140)         (229,901)
      (Increase) decrease in other assets                                      (3,001)               99          (444,640)
      Payment of organization costs                                                 -                 -           (66,093)
      Proceeds from sale of equipment                                               -                 -            29,665
      Issuance of notes receivable                                                  -                 -           100,000
                                                                      ---------------   ---------------  ----------------
    Net cash provided by (used in) investing activities                     6,041,581        (2,696,113)       (7,366,787)

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                          THREE-MONTHS      THREE-MONTHS       INCEPTION
                                                                              ENDED             ENDED           THROUGH
                                                                            MARCH 31,         MARCH 31,        MARCH 31,
                                                                              2002              2001             2002
                                                                        ---------------   ---------------  ---------------
                                                                           (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and warrants, net of
       related offering costs and expenses                                   5,826,537         8,440,796       111,784,350
     Payments made on capital lease obligations                               (407,290)         (146,172)       (2,239,904)
     Proceeds from issuance of common stock in consolidated
       subsidiary                                                                    -                 -             1,000
     Proceeds from preferred stock issuance, net of offering costs
       and expenses                                                                  -                 -         3,608,788
     Proceeds from sale of preferred stock of consolidated subsidiary,
       net of issuance costs and expenses                                            -                 -         6,488,493
     Proceeds from exercise of stock options and warrants                            -                 -           863,585
     Proceeds from sale of convertible debentures, net of issuance
       costs                                                                         -                 -         9,387,321
     Proceeds from long-term debt                                                    -                 -         2,600,448
     Proceeds from notes receivables from officers and directors for
       Exercise of stock options                                                     -                 -            61,560
     Purchase of preferred stock of consolidated subsidiary                          -                 -        (4,684,192)
     Payment of dividend on preferred stock of consolidated
       subsidiary                                                                    -                 -          (815,807)
     Purchase of Series C preferred stock                                            -                 -          (300,000)
     Dividends paid to preferred stockholders                                        -                 -          (136,246)
     Cash at acquisition                                                             -                 -           200,612
                                                                        --------------    --------------   ---------------
     Net cash provided by financing activities                               5,419,247         8,294,624       126,820,008
                                                                        --------------    --------------   ---------------
     Net increase in cash and cash equivalents                               4,882,983           235,729         5,632,196
     Cash and cash equivalents, beginning of period                            749,213         6,158,375                 -
                                                                        --------------    --------------   ---------------
     Cash and cash equivalents, end of period                           $    5,632,196    $    6,394,104   $     5,632,196
                                                                        ==============    ==============   ===============

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                          THREE-MONTHS      THREE-MONTHS       INCEPTION
                                                                              ENDED             ENDED           THROUGH
                                                                            MARCH 31,         MARCH 31,        MARCH 31,
                                                                              2002              2001             2002
                                                                        ---------------   ---------------  ----------
                                                                           (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Unrealized (gain) loss on marketable securities                    $      137,429    $      (42,999)  $        50,364
                                                                        ==============    ===============  ===============
     Stock and stock options granted to employees and
       non-employees below fair market value                            $            -    $      847,253   $     3,350,968
                                                                        ==============    ==============   ===============
     Fixed assets financed by capital leases                            $            -    $            -   $     2,916,144
                                                                        ==============    ==============   ===============
     Conversion of subsidiary preferred stock into company Series
       C preferred stock                                                $            -    $            -   $     1,973,488
                                                                        ==============    ==============   ===============
     Conversion of preferred stock and convertible debentures into
       shares of common stock                                           $            -    $            -   $     3,601,553
                                                                        ==============    ==============   ===============
     Retirement of preferred stock                                      $            -    $            -   $        (3,977)
                                                                        ==============    ==============   ===============
     Reclassification of warrants and other                             $            -    $            -   $       460,151
                                                                        ==============    ==============   ===============
     Minority interest share of proceeds from issuance of common
       stock in consolidated subsidiary                                 $            -    $            -   $          (100)
                                                                        ==============    ==============   ===============
     Financing of insurance policies and other assets                   $            -    $            -   $       407,260
                                                                        ==============    ==============   ===============
     Issuance of warrants in connection with equity and debt
       financings                                                       $            -    $            -   $     1,860,461
                                                                        ==============    ==============   ===============
     Dividends on preferred stock paid in shares of common stock        $            -    $            -   $        82,312
                                                                        ==============    ==============   ===============
     Conversion of other accrued liabilities into shares of common
       stock                                                            $            -    $            -   $     1,442,567
                                                                        ==============    ==============   ===============
     Conversion of accrued interest into notes payable to related
       parties                                                          $            -    $            -   $       300,404
                                                                        ==============    ==============   ===============
     Conversion of revenue participation units into shares of
       common stock                                                     $            -    $            -   $       676,000
                                                                        ==============    ==============   ===============

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)

1. ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION, LIQUIDITY AND GOING CONCERN

Organization and Business

Organization

         NeoTherapeutics, Inc., was incorporated in Colorado as Americus Funding Corporation (or AFC) in December 1987. In August 1996, AFC changed its name to NeoTherapeutics, Inc. and in June 1997, the Company was reincorporated in the state of Delaware. NeoTherapeutics had four subsidiaries at March 31, 2002:
NeoOncoRx, Inc., 90.48% owned by NeoTherapeutics and incorporated in California in November 2000; NeoTherapeutics GmbH, wholly owned by NeoTherapeutics and incorporated in Switzerland in April 1997; NeoGene Technologies, Inc., 88.4% owned by NeoTherapeutics and incorporated in California in October 1999; and NeoTravel, Inc., wholly owned by NeoTherapeutics and incorporated in California in April 2001. Advanced ImmunoTherapeutics, Inc., a previously wholly owned subsidiary of NeoTherapeutics, was merged into NeoTherapeutics in 2001. Unless the context otherwise requires, all references to the "Company", "we", "our", "us" and "NeoTherapeutics" refer to NeoTherapeutics, Inc., NeoTherapeutics GmbH, Advanced ImmunoTherapeutics, NeoTravel, NeoGene, and NeoOncoRx as a consolidated entity.

Business

         We are a development-stage pharmaceutical company engaged in the pharmaceutical business and the functional genomics business. Our pharmaceutical business historically engaged in discovering and developing novel technology platforms for the discovery and development, co-development and out-licensing of therapeutic drugs for nervous system disorders and in the in-licensing and development, co-development and out-licensing of late-stage cancer drugs. We are shifting our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program will continue to seek in-licensing of drug candidates and the further development and strategic alliances for these drug candidates. Our functional genomics business engages in discovering gene functions and validating novel molecular targets for innovative drug development. We conduct our pharmaceutical activities at NeoTherapeutics and NeoOncoRx, and our functional genomics activities at NeoGene.

Basis of Presentation, Liquidity and Going Concern

Basis of Presentation

         Our independent accountants issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, that included an explanatory paragraph regarding our ability to continue as a going concern. However, because we believe that we can continue to operate as a going concern, we have prepared the accompanying unaudited condensed consolidated financial statements under the assumption that we are a going concern. Accordingly, they do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would be required if we were not able to continue as a going concern. Additionally, the accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain quarterly amounts have been reclassified to conform to the current period presentation.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                 MARCH 31, 2002
                                   (UNAUDITED)
Liquidity and Going Concern

         The preliminary results of a clinical trial on our lead drug candidate Neotrofin for the treatment of patients with mild to moderate Alzheimer's disease indicated that tests of the patients taking our drug did not reach the predetermined level of statistical significance when compared to the placebo group of patients. We will await further analysis, as well as results from our ongoing phase 2 studies of Neotrofin in other indications and the conclusion of discussions with potential strategic alliance partners, prior to moving forward with additional clinical studies of Neotrofin. No further resources will be used for the development of Neotrofin in the treatment of patients with Alzheimer's disease.

         We are shifting our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program will continue to seek in-licensing of drug candidates and the further development and strategic alliances for these drug candidates. As a result of these changes and the completion of a large Alzheimer's disease clinical trial, we expect our burn rate to fall from approximately $7 million per quarter to approximately $3.5 million per quarter over the next few months. Cost savings will be principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer's disease clinical trial, and the reduction of expenses for the manufacturing of Neotrofin supplies.

         As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. From our inception on June 15, 1987 through March 31, 2002, we incurred a cumulative loss of approximately $130.4 million. During the three-month period ended March 31, 2002, we incurred a loss of approximately $6.3 million. Our cash burn rate during the three-month period ended March 31, 2002 was approximately $7 million. We anticipate that our cash burn will be reduced to approximately $3.5 million, which should begin to take effect during the three-month period ending June 30, 2002. At March 31, 2002 we had cash, cash equivalents, marketable securities and short-term investments of approximately $5.8 million. Therefore, we will need to raise additional funds by July 2002, or sooner, through public or private financings, including equity financings, or through other arrangements, to continue operating our businesses, including out-licensing our technology, to meet our short-term and long-term cash needs. Additionally, we continue to seek additional sources of financing at the most favorable terms available to us.

2. NEW ACCOUNTING STANDARDS

         The FASB has issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes a new basis for accounting for intangible assets deemed to have indefinite useful lives. Such assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indicators of impairment arise. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company adopted the new Statement effective January 1, 2002. The impact on the consolidated financial statements was not material.

         The FASB has issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121; however, it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS Nos. 141 and 142. SFAS No. 144 also provides additional guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. This Statement is required to be adopted by companies for fiscal years beginning after December 15, 2001. The Company adopted the new Statement effective January 1, 2002. The impact on the consolidated financial statements was not material.

3. DEFERRED REVENUE

         As of December 31, 2001 and March 31, 2002, we had deferred revenue of $258,887 and $238,886 classified as other non-current liabilities in our balance sheet, respectively. During 2001 we received initial payments of $300,000 from two licensing agreements that we have between our functional genomic business segment and Pfizer Inc. and in May 2002, we received our first

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                 MARCH 31, 2002
                                   (UNAUDITED)

milestone payment of $250,000 from Pfizer (see Footnote 11. Subsequent Events). Under these agreements, we entered into strategic alliances with Pfizer for investigating potential drug targets. We may receive additional payments from Pfizer if they achieve certain milestones as defined in the agreements. In accordance with our revenue recognition policy these initial payments will be recognized as revenue over a three-year period from the date of inception of the respective agreement, whereas substantive milestone payments will be recognized as revenue upon receipt. We recognized licensing revenue of $20,001 during the three-month period ended March 31, 2002.

4. COMMITMENTS AND CONTINGENCIES

Research and Fellowship Grants

         We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. At March 31, 2002, we had committed to pay approximately $280,000 during the remainder of 2002 and an aggregate of approximately $528,000 from 2003 through 2005, principally to the University of California, Irvine to conduct general scientific research programs. Grant expense for the three-month periods ended March 31, 2002 and 2001, were approximately $139,000 and $234,000, respectively, and is included in research and development on the consolidated statement of operations.


5. STOCKHOLDERS' EQUITY

Common Stock and Warrant transactions

         On March 12 and March 15, 2002, we sold an aggregate of 3,100,000 shares of our common stock off of our shelf registration statement at $2.00 per share resulting in $6.2 million of gross cash proceeds. The investors also received warrants to purchase up to 775,000 shares of our common stock at an exercise price of $2.75 per share. Under a preexisting agreement with a placement agent, a five-year warrant became exercisable with respect to 6,667 shares of our common stock at an exercise price of $2.00 per share. We also issued to a placement agent a five-year warrant to purchase up to 20,000 shares of our common stock at an exercise price of $2.75 per share. The fair value of the warrant was estimated to be $24,800 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 75.4% risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $360,000.

Comprehensive Loss

         During the three-month periods ended March 31, 2002 and 2001, comprehensive loss was $6,442,893 and $5,520,968, respectively. For the three-month periods ended March 31, 2002 and 2001, other comprehensive loss of $137,429 and $42,999 consisted of unrealized losses on our marketable securities and short-term investments that are held as available-for-sale.

6. EQUITY COMPENSATION

         We did not grant any stock options during the three-month period ended March 31, 2002.

NeoTherapeutics

         As of March 31, 2002, we had 2,916,975 shares of our common stock issuable under outstanding stock options at exercise prices ranging from $2.14 per share to $13.00 per share.

         We granted 1,352,000 stock options to employees in 2000 with exercise prices less than the fair value of our common stock at the measurement date. The intrinsic value of the option grants amounting to $959,850 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the three-month periods ended March 31, 2002 and 2001, we recorded compensation expense of $42,311 and $282,176 respectively, as a result of such amortization.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                 MARCH 31, 2002
                                   (UNAUDITED)

NeoGene

         We issued 140,654 stock options of our majority owned subsidiary NeoGene to our employees in 2001 with exercise prices less than the fair market value of NeoGene's common stock at the measurement date. The intrinsic value of the option grants amounting to $2,391,118 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the three-month periods ended March 31, 2002 and 2001, we recorded compensation expense of $149,445 and $847,253 respectively, as a result of such amortization.

         As of March 31, 2002, we had 137,654 shares of NeoGene common stock issuable under outstanding NeoGene stock options at an average exercise price of $1.16. Of these NeoGene stock options, executive officers Alvin J. Glasky, Ph.D., Rajesh Shrotriya, M.D., and Samuel Gulko held NeoGene stock options to purchase up to 40,000, 10,000 and 20,000 shares of NeoGene common stock, respectively, at an exercise price of $1.00 per share. In July 2001, we received an outside appraisal that determined the fair value of NeoGene common stock as of the time the NeoGene stock options were issued was $18 per share. On May 3, 2002, each executive officer, voluntarily and without any consideration, agreed to cancel their NeoGene stock options. We have reported in our condensed consolidated financial statements a total amount of deferred compensation resulting from the grant of all NeoGene stock options of approximately $2,391,000, of which approximately $1,190,000 is attributed to NeoGene stock options formerly held by these executive officers. Approximately $1,698,000 was included in deferred compensation in stockholder's equity at March 31, 2002, of which approximately $818,000 was attributable to NeoGene stock options formerly held by these executive officers. The accounting effect of the option cancellation will be reflected in the second quarter of 2002 which will include a reduction in compensation expense of approximately $74,000 per quarter over the remaining vesting period that was associated with the NeoGene stock option grants (see Footnote 11. Subsequent Events).


7. SEGMENT INFORMATION

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



THREE-MONTHS ENDED MARCH 31, 2002:

                                               FUNCTIONAL
                                             PHARMACEUTICAL       GENOMICS         CONSOLIDATED
                                             --------------       --------         ------------
  Licensing revenues (Domestic)                $          -     $       20,001    $      20,001
                                               ============     ==============    =============
  Loss from operations (1)                       (5,208,096)        (1,174,537)      (6,382,633)
                                               ============     ==============    =============

BALANCE SHEET DATA AT MARCH 31, 2002:
  Total assets (Domestic)                      $  9,318,271     $    1,604,352    $  10,922,623
                                               ============     ==============    =============

(1) We allocated approximately $360,000 of the pharmaceutical segment general and administrative expenses to the functional genomics segment general and administrative expenses.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                 MARCH 31, 2002
                                   (UNAUDITED)

8.  LOSS PER SHARE

         Basic and diluted loss per share for the three-month period ended March 31, 2002 and 2001 are computed using the weighted average common shares outstanding during the period, respectively.

9. LITIGATION

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

10. INCOME TAXES

         We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. A valuation allowance has been recognized to fully offset the net deferred tax assets as of March 31, 2002 and December 31, 2001 as realization of such assets is uncertain.

11. SUBSEQUENT EVENTS

         We are shifting our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program will continue to seek in-licensing of drug candidates and the further development and strategic alliances for these drug candidates. As a result of these changes and the completion of a large Alzheimer's disease clinical trial, we expect our burn rate to fall from approximately $7 million per quarter to approximately $3.5 million per quarter over the next few months. Cost savings will be principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer's disease clinical trial, and the reduction of expenses for the manufacturing of Neotrofin supplies. As a result of our shift in strategic focus, we incurred a restructuring charge subsequent to March 31, 2002 of approximately $120,000 primarily related to personnel and severance costs. As of May 15, 2002, we had paid cash of $67,000 related to this charge.

         On May 1, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals, Ltd. Of Mumbai, India ("JBCPL") and created a new entity, NeoJB, LLC, a Delaware limited liability company ("NeoJB"). We will own 80% of NeoJB and a JBCPL subsidiary will own 20% of NeoJB. The business operations of NeoJB will initially be to seek U.S. regulatory approval on JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB's operating expenses. In conjunction with the formation of NeoJB, we have agreed to grant a five-year warrant to JBCPL to purchase up to 100,000 shares of our common stock at an exercise price equal to the market price of our common stock on the date of grant.

         As of March 31, 2002, we had 137,654 shares of NeoGene common stock issuable under outstanding NeoGene stock options at an average exercise price of $1.16. Of these NeoGene stock options, executive officers Alvin J. Glasky, Ph.D., Rajesh Shrotriya, M.D., and Samuel Gulko held NeoGene stock options to purchase up to 40,000, 10,000 and 20,000 shares of NeoGene common stock, respectively, at an exercise price of $1.00 per share. In July 2001, we received an outside appraisal that determined the fair value of NeoGene common stock as of the time the NeoGene stock options were issued was $18 per share. On May 3, 2002, each executive officer, voluntarily and without any consideration, agreed to cancel their NeoGene stock options. We have reported in our condensed consolidated financial statements a total amount of deferred compensation resulting from the grant of all NeoGene stock options of approximately $2,391,000, of which approximately $1,190,000 is attributed to NeoGene stock options formerly held by these executive officers. Approximately $1,698,000 was included in deferred compensation in stockholder's equity at March 31, 2002, of which approximately $818,000 was attributable to NeoGene stock options formerly held by these executive officers. The accounting effect of the option cancellation will be reflected in the second quarter of 2002 which will include a reduction in compensation expense of approximately $74,000 per quarter over the remaining vesting period that was associated with the NeoGene stock option grants.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                 MARCH 31, 2002
                                   (UNAUDITED)

         On May 10, 2002, we received the first milestone payment of $250,000 from Pfizer Inc. under our technology out-license agreement dated March 15, 2001 with Pfizer. This milestone payment became due at the time Pfizer formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on our technology that we licensed to Pfizer. We do not expect to receive any additional payment in 2002 under the March 15, 2001 agreement with Pfizer. We may receive one milestone payment in 2002 under the November 8, 2001 agreement with Pfizer.

         Subsequent to March 31, 2002 we were not in compliance with one of our debt covenants under our Master Note and Security Agreement (the "Note") secured by our lab equipment and computer software. Under the event of default, we have not maintained the required minimum cash or equivalents balance. We are pursuing remedies provided for under the Note, however, until a remedy is reached, which may include payment of all amounts due under the Note, we have reclassified all amounts due under the Note to a current liability, "Current portion of capital lease obligations", in our condensed consolidated balance sheet as of March 31, 2002.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Factors Affecting Future Operating Results."

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

         From 1989 through 1993, we borrowed an additional $757,900 from Dr. Glasky, which, together with accrued interest of $300,404, aggregated $1,058,304 on December 31, 1993, at which time we issued 200,000 shares of common stock to Dr. Glasky in exchange for cancellation of $500,000 of loans made to us. The remaining $257,900 in principal and $300,404 of accrued interest were converted to a $558,304 promissory note which, as amended from time to time, is currently unsecured, and is payable upon demand. Interest is payable monthly at the annual rate of 9%. The note was partially repaid in 2000 when we advanced cash to Dr. Glasky to pay payroll taxes arising from his exercise of a warrant for 88,173 shares of common stock at $3.75 per share in August 2000. The note was partially repaid in 2001. The note balance at March 31, 2002 was $135,574.

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

Director and Officer Notes for the Exercise of Equity Instruments

         We made loans to certain of our directors and officers for the exercise of stock options or the purchase of stock. We loaned $286,560 in 1998, and $435,649 in 2000. During 2000, one individual paid $61,560 back to us and during 2001, in connection with the settlement of a litigation matter, we forgave a $45,000 note to one individual. At March 31, 2002, $615,649 remained due to us from directors and officers for the purchase of shares of common stock or the exercise of stock options. These notes accrue interest at rates between 7% and 9% and are classified as an offset to stockholders' equity.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including cash requirements resulting from estimating: planned research & development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our product candidates and other major business assumptions.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

         We believe that our most significant accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are:

Basis of Presentation

         Our independent accountants issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, that included an explanatory paragraph regarding our ability to continue as a going concern. However, because we believe that we can continue to operate as a going concern, we have prepared the accompanying unaudited condensed consolidated financial statements under the assumption that we are a going concern. Accordingly, they do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would be required if we were not able to continue as a going concern. Additionally, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Going Concern

         The preliminary results of a clinical trial on our lead drug candidate Neotrofin for the treatment of patients with mild to moderate Alzheimer's disease indicated that tests of the patients taking our drug did not reach the predetermined level of statistical significance when compared to the placebo group of patients. We will await further analysis, as well as results from our ongoing phase 2 studies of Neotrofin in other indications and the conclusion of discussions with potential strategic alliance partners, prior to moving forward with additional clinical studies of Neotrofin. No further resources will be used for the development of Neotrofin in the treatment of patients with Alzheimer's disease.

         We are shifting our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program will continue to seek in-licensing of drug candidates and the further development and strategic alliances for these drug candidates. As a result of these changes and the completion of a large Alzheimer's disease clinical trial, we expect our burn rate to fall from approximately $7 million per quarter to approximately $3.5 million per quarter over the next few months. Cost savings will be principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer's disease clinical trial, and the reduction of expenses for the manufacturing of Neotrofin supplies.

         As shown in the accompanying financial statements, we continue to incur significant losses and negative cash flow from operations. From our inception on June 15, 1987 through March 31, 2002, we incurred a cumulative loss of approximately $130.4 million. During the three-month period ended March 31, 2002, we incurred a loss of approximately $6.3 million. Our cash burn during the three-month period ended March 31, 2002 was approximately $7 million. We anticipate that our cash burn will be reduced to approximately $3.5 million, which should begin to take effect during the three-month period ending June 30, 2002. At March 31, 2002 we had cash, cash equivalents, marketable securities and short-term investments of approximately $5.8 million. Therefore, we will need to raise additional funds by July 2002, or sooner, through public or private financings, including equity financings, or through other arrangements, to continue operating our businesses, including out-licensing our technology, to meet our short-term and long-term cash needs. Additionally, we continue to seek additional sources of financing at the most favorable terms available to us.

Principles of Consolidation

         Our consolidated financial statements include our accounts including those of our wholly owned and majority owned subsidiaries. We eliminated all significant intercompany accounts and transactions.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and highly liquid investments of commercial paper and demand notes with original maturities of 90 days or less.

Marketable Securities and Short-Term Investments

         We classify investments in debt and equity securities among three categories: held-to-maturity, trading, and available-for-sale. As of March 31, 2002, all of our debt and equity securities holdings were categorized as available-for-sale. We carry available-for-sale securities at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders' equity. We use quoted market prices to determine the fair value of these investments.

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

Stock-Based Compensation

         We account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

Basic and Diluted Net Loss Per Share

         We calculate basic and diluted net loss per share using: the weighted average number of common shares outstanding and the net loss, less preferred stock dividends, during each year, respectively. We exclude all antidilutive common stock equivalents from the basic and diluted net loss per share calculation.

Use of Estimates

         The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including cash requirements resulting from estimating: planned research & development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our product candidates and other major business assumptions. Actual results could differ from our estimates.

         We have estimated that our current working capital plus funds raised or funds we are seeking to raise subsequent to the three-month period ended March 31, 2002 will be sufficient for us to continue as a going concern and therefore have prepared the financial statements on that basis. That basis includes estimating future cash requirements of planned research and development activities and general and administrative

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


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

RESULTS OF OPERATIONS

         From the inception of the Company in 1987 through March 31, 2002, we incurred a cumulative net loss of approximately $130.4 million. We expect that our operating expenses will decrease in the immediate future as compared to the same period last year due to the shift in our strategic focus. If we are able to raise sufficient additional funds, further discovery and maintenance of our neurology drug candidate platforms and development of our in-licensed anti-cancer drug candidates will likely cause our operational expenses to increase over the next several years. We expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies that we are currently seeking. Following is segment financial information related to our pharmaceutical business and our functional genomics business:



                              PHARMACEUTICAL BUSINESS           FUNCTIONAL GENOMICS BUSINESS                CONSOLIDATED
                          ---------------------------------    --------------------------------    --------------------------------
                            THREE-MONTHS ENDED MARCH 31,       THREE-MONTHS ENDED MARCH 31,         THREE-MONTHS ENDED MARCH 31,
                          ---------------    --------------    --------------    --------------    --------------    --------------
                               2002              2001              2002              2001              2002              2001
                          ---------------    --------------    --------------    --------------    --------------    --------------
Revenues                             -                  -           20,001                  -            20,001                 -
Research and Development     4,201,164          2,855,601          722,959            951,334         4,924,123         3,806,935
General and
Administrative               1,001,932          1,463,209          476,579            337,515         1,478,511         1,800,724
Interest Income, net             3,838            105,264           73,331            121,926            77,169           227,190


Pharmaceutical Business

         We had no revenues during the three-month periods ended March 31, 2002 and 2001.

         Research and development expenses for the three-month period ended March 31, 2002 compared to 2001 increased due primarily to the costs related to our clinical trial of Neotrofin in the treatment of patients with Alzheimer's disease that caused an increase in outside clinical research site costs and increased salary and related benefit costs due to an increase in research and development personnel, salary and related benefit costs and general business expenses related to the development of our oncology related drug candidates, and an initial in-license fee expensed in 2001 associated with one of our in-licensed oncology drug candidates. These increases were partially offset by decreases in pre-clinical costs related to our neurology drug candidates due to the completion of many of these activities, consultant expense caused by the additional research and development personnel performing tasks previously performed by consultants and research grant expense due to a decrease in the commitments made by us.

         General and administrative expenses for the three-month period ended March 31, 2002 compared to 2001 decreased due primarily to decreases in legal and financial printing fees, consulting expenses and investor relations outside expenses, travel and lodging expenses, officer relocation expenses, and an increase business activities in our functional genomics business that caused an increase in the amount of general and administrative expense allocated to our functional genomics business.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Functional Genomics Business

         Revenue for the three-month period ended March 31, 2002 resulted from technology out-licensing agreements entered into during the second and fourth quarter of 2001. We received initial payments of $300,000 aggregate cash proceeds from entering into these agreements. In accordance with our revenue recognition policy, these initial payments are being recognized straight-line over a three-year period from the date of inception of the each respective agreement.

         Research and development expenses for the three-month period ended March 31, 2002 compared to 2001 decreased due primarily to a lower compensation charge associated with stock and stock options granted to employees and officers below fair market value. The decrease in the compensation charge resulted from a non-recurring charge during the three-month period ended March 31, 2001 related to the grant of common stock to one individual and from a decrease in deferred compensation related to stock options granted to employees and officers, including Alvin J. Glasky, Ph.D. and Rajesh Shrotriya, M.D., below fair market value at an exercise price of $1.00 per share. The decrease in deferred compensation resulted from us receiving an appraisal in July 2001 that valued NeoGene common stock at $18 per share, which was $27 less per share that the amount estimated in the three-month period, ended March 31, 2001. These decreases were partially offset by increases in occupancy and facility costs due to the building sub-lease entered into in November 2001, depreciation related to equipment and leasehold improvements that were acquired during 2001, grant expense caused by an increase in the commitments made by us, and lab supplies and outside contract research due to increased business activities in 2002 compared to the same period in 2001.

         General and administrative expenses for the three-month period ended March 31, 2002 compared to 2001 increased due primarily to increased business activities that caused an increase in the allocated expenses from NeoTherapeutics representing primarily salary and related personnel expenses. This increase was partially offset by a decrease in deferred compensation related to stock options granted to employees and officers, including Alvin J. Glasky, Ph.D., Rajesh Shrotriya, M.D., and Samuel Gulko, below fair market value at an exercise price of $1.00 per share. The decrease in deferred compensation resulted from us receiving an appraisal in June 2001 that valued NeoGene common stock at $18 per share, which was $27 less per share that the amount estimated in the three-month period, ended March 31, 2001.


         Net interest income for the three-month period ended March 31, 2002 compared to 2001 decreased primarily due to a decrease in interest income resulting from lower average marketable security balances and lower interest rates.

SUBSEQUENT EVENTS AFFECTING FUTURE RESULTS

         We are shifting our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program will continue to seek in-licensing of drug candidates and the further development and strategic alliances for these drug candidates. As a result of these changes and the completion of a large Alzheimer's disease clinical trial, we expect our burn rate to fall from approximately $7 million per quarter to approximately $3.5 million per quarter over the next few months. Cost savings will be principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer's disease clinical trial, and the reduction of expenses for the manufacturing of Neotrofin supplies. As a result of our shift in strategic focus, we incurred a restructuring charge subsequent to March 31, 2002 of approximately $120,000 primarily related to personnel and severance costs. As of May 15, 2002, we had paid cash of $67,000 related to this charge.

         On May 1, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals, Ltd. Of Mumbai, India ("JBCPL") and created a new entity, NeoJB, LLC, a Delaware limited liability company ("NeoJB"). We will own 80% of NeoJB and a JBCPL subsidiary will own 20% of NeoJB. The business operations of NeoJB will initially be to seek U.S. regulatory approval on JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB's operating expenses. In conjunction with the formation of NeoJB, we have agreed to grant a five-year warrant to JBCPL to purchase up to 100,000 shares of our common stock at an exercise price equal to the market price of our common stock on the date of grant.

         As of March 31, 2002, we had 137,654 shares of NeoGene common stock issuable under outstanding NeoGene stock options at an average exercise price of $1.16. Of these NeoGene stock options, executive officers Alvin J. Glasky, Ph.D., Rajesh Shrotriya, M.D., and Samuel Gulko held NeoGene stock options to purchase up to 40,000, 10,000 and 20,000 shares of NeoGene common stock, respectively, at an exercise price of $1.00 per share. In July 2001, we received an appraisal that determined the fair value of NeoGene common stock as of the time the NeoGene stock options were issued was $18.00 per share. On May 3, 2002, each executive officer, voluntarily and without any consideration, agreed to cancel their NeoGene stock options. We have reported in our condensed consolidated financial statements a total amount of

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

deferred compensation resulting from the grant of all NeoGene stock options of approximately $2,391,000, of which approximately $1,190,000 is attributed to NeoGene stock options formerly held by these executive officers. Approximately $1,698,000 was included in deferred compensation in stockholder's equity at March 31, 2002, of which approximately $818,000 was attributable to these cancelled NeoGene stock options. The accounting effect of the option cancellation will be reflected in the second quarter of 2002 which will include a reduction in compensation expense of approximately $74,000 per quarter over the remaining vesting period that was associated with the NeoGene stock option grants.

         On May 10, 2002, we received the first milestone payment of $250,000 from Pfizer Inc. under our technology out-license agreement dated March 15, 2001 with Pfizer. This milestone payment became due at the time Pfizer formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on our technology that we licensed to Pfizer. We do not expect to receive any additional payment in 2002 under the March 15, 2001 agreement with Pfizer. We may receive one milestone payment in 2002 under the November 8, 2001 agreement with Pfizer.

         Subsequent to March 31, 2002 we were not in compliance with one of our debt covenants under our Master Note and Security Agreement (the "Note") secured by our lab equipment and computer software. Under the event of default, we have not maintained the required minimum cash or equivalents balance. We are pursuing remedies provided for under the Note, however, until a remedy is reached, which may include payment of all amounts due under the Note, we have reclassified all amounts due under the Note to a current liability, "Current portion of capital lease obligations", in our condensed consolidated balance sheet as of March 31, 2002.

FINANCIAL CONDITION

         From inception through March 31, 2002, we financed our operations primarily through sales of securities, borrowings, grants, deferred payment of salaries and other expenses from related parties and payments received from technology out-license agreements.

         At March 31, 2002, net working capital amounted to approximately $2.1 million. This amount included cash and cash equivalents of approximately $5.6 million and marketable securities and short-term investments of approximately $0.2 million. In comparison, at December 31, 2001, we had net working capital of approximately $2.8 million, which included cash and cash equivalents of approximately $0.75 million and short-term investments of approximately $6.4 million. The $0.7 million decrease in net working capital during the three-month period ended March 31, 2002 is attributable primarily to the loss of $6.3 million, less non-cash compensation and other items of approximately $0.4 million. Additionally, we used $0.6 million to pay capital lease obligations and other items. These uses of working capital were offset by net cash proceeds of approximately $5.8 million from the sale of our common stock.

         We are in the development-stage and devote substantially all of our efforts to research and development. We incurred cumulative losses of approximately $130.4 million through March 31, 2002, and expect to incur substantial losses over the next several years. We have historically funded our operations with funds from public offerings and private placement equity offerings. We will require substantial additional funds by July 2002, or sooner, in order to continue and complete the research and development activities currently contemplated and to commercialize our proposed products. Our future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within our control.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


CONTRACTUAL AND COMMERCIAL OBLIGATIONS

Debt and Capital Leases

         Future installments of debt principal on capital lease obligations are as follows:

                     YEAR ENDING
                     DECEMBER 31:           AMOUNT
                   -----------------     ------------
                         2002                663,948
                         2003                 46,901
                                           ---------
                                           $ 710,849
                                           =========


Facility, Property and Equipment Operating Leases

         Minimum lease requirements for the remainder of the year ending December 31, 2002 and for the years ending December 31, 2003 through 2006 under the property and equipment leases are as follows:

                 YEAR ENDING
                 DECEMBER 31:          AMOUNT
               -----------------    -------------
                     2002            $ 1,070,100
                     2003                944,200
                     2004                681,600
                     2005                405,800
                     2006                171,500
                                     -----------
                                     $ 3,273,200
                                     ===========


Research and Fellowship Grants

         At March 31, 2002, we had committed to pay approximately $280,000 during 2002 and an aggregate of approximately $528,000 from 2003 through 2005, principally to the University of California, Irvine to conduct general scientific research programs.

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

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


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

         Our investments during the three-month period ended March 31, 2002 and as of March 31, 2002 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair value of these investments but do not affect the interest earnings. Because these financial instruments are considered "available for sale," all changes in fair value is recorded in stockholders' equity as "Accumulated other comprehensive income (loss)" until the investment is either sold or matures, at which time the gain or loss, if any, is recognized as a realized gain or loss in the statement of operations. If a 10% change in interest rates were to have occurred on March 31, 2002, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with corporations' credit ratings of which we have purchased corporate paper (or bonds). If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate paper may significantly decrease. If these companies were to default on such corporate paper, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our corporate paper investments by purchasing a few bonds of many large, well-known, companies in a variety of industries.

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

BUSINESS OUTLOOK

         Our future operating results are highly uncertain, and the following factors should be carefully reviewed in addition to the other information and references contained in this quarterly report on Form 10-Q:

Pharmaceutical Business

         The preliminary results of a clinical trial on our lead drug candidate Neotrofin for the treatment of patients with mild to moderate Alzheimer's disease indicated that tests of the patients taking our drug did not reach the predetermined level of statistical significance when compared to the placebo group of patients. We will await further analysis, as well as results from our ongoing phase 2 studies of Neotrofin in other indications and the conclusion of discussions with potential strategic alliance partners, prior to moving forward with additional clinical studies of Neotrofin. No further resources will be used for the development of Neotrofin in the treatment of patients with Alzheimer's disease.

         We are shifting our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program will continue to seek in-licensing of drug candidates and the further development and strategic alliances for these drug candidates. As a result of these changes and the completion of a large Alzheimer's disease clinical trial, we expect our burn rate to fall from approximately $7 million per quarter to approximately $3.5 million per quarter over the next few months. Cost savings will be principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer's disease clinical trial, and the reduction of expenses for the manufacturing of Neotrofin supplies.

         Our drug platforms, drug candidates, target indications and phase of development based on our shift in strategic focus are summarized in the following table:

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



                                                  NERVOUS SYSTEM
                                                  --------------

DRUG PLATFORM                   DRUG CANDIDATE        TARGET INDICATION      PHASE OF DEVELOPMENT/STATUS
------------------------------- --------------------- ---------------------- ----------------------------------------------------
COGNITION PLATFORM              Neotrofin             Alzheimer's disease    Phase 2/3
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                AIT-034               Dementia               Pre-clinical:   IND filed in 2001
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                NEO-339               Mild cognitive         Pre-clinical:   IND expected to be filed in
                                                      impairment and                         2002/2003*
                                                      attention deficit
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                Novel series of       Cognitive and          Pre-clinical
                                compounds from        attentional disorders
                                which a lead
                                candidate is to be
                                selected
------------------------------- --------------------- ---------------------- ----------------------------------------------------
PSYCHOSIS PLATFORM              NEO-356 series        Psychosis,             Pre-clinical:   Development candidate(s) expected
                                                      schizophrenia, mood                    to be selected in 2002
                                                      disorders
                                Novel series of       Psychosis,             Pre-clinical
                                compounds from        schizophrenia, mood
                                which lead            disorders
                                candidate(s) are to
                                be selected
------------------------------- --------------------- ---------------------- ----------------------------------------------------
NEUROREGENERATION PLATFORM      Neotrofin             Spinal cord injury     Phase 1/2:      Phase 1/2 study in progress
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                                      Parkinson's disease    Phase 2:        Phase 2 study in progress
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                                      Peripheral neuropathy  Phase 2:        Two studies are in progress for
                                                                                             the prevention and treatment of
                                                                                             chemotherapy-induced peripheral
                                                                                             neuropathy
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                                      Other                  Pre-clinical
                                                      neurodegenerative
                                                      and psychiatric
                                                      diseases
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                Novel series of       Neurodegenerative      Pre-clinical
                                compounds from        diseases
                                which a lead
                                candidate is to be
                                selected
---------------------------------------------------------------------------------------------------------------------------------

                                                            ONCOLOGY
                                                            --------

DRUG PLATFORM                   DRUG CANDIDATE        TARGET INDICATION      PHASE OF DEVELOPMENT/STATUS
------------------------------- --------------------- ---------------------- ----------------------------------------------------
ONCOLOGY PLATFORM               Satraplatin           Prostate cancer        Phase 3:        Study expected to begin in 2002*
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                Neoquin               Bladder cancer         Phase 2:        Study in progress
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                                      Radiation              Phase 1/2:      Study expected to begin in 2003*
                                                      sensitization
------------------------------- --------------------- ---------------------- ----------------------------------------------------
                                Elsamitrucin          Non-Hodgkin's          Phase 2:        Study expected to begin in
                                                      lymphoma                               2002/2003*
------------------------------- --------------------- ---------------------- ----------------------------------------------------

* - Assumes availability of financial resources.

                                 NERVOUS SYSTEM

         We are completing the ongoing clinical trials for Neotrofin in Parkinson's disease, spinal cord injury, treatment of chemotherapy-induced neuropathy, and prevention of chemotherapy-induced neuropathy. Depending upon the results of these clinical trials, we will determine whether to support any more clinical studies or await strategic alliances with other pharmaceutical companies. We do not intend to conduct clinical trials for our other neurology drug candidates unless financial resources become available.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


         We are working towards developing strategic alliances with other pharmaceutical companies to further develop our neurology compounds and are currently in negotiations with several potential partners. We believe that if we are successful in our negotiations and are able to establish a strategic alliance for one or more of our neurology compounds, we may receive initial and milestone payments related to further product candidate development and rights to royalty payments on product sales if the compounds are ever approved for marketing and are sold. However, no such strategic alliances have been established at this time.

                                    ONCOLOGY

         We do not intend to initiate new clinical trials on our lead anti-cancer drug candidate satraplatin and our other oncology related drug candidates in 2002 unless financial resources become available. All of these drugs are in the late stage of development.

         We are working towards developing strategic alliances with other pharmaceutical companies to further develop our anti-cancer compounds and are currently in negotiations with several potential strategic alliance partners. We believe that if we are successful in our negotiations and are able to establish a strategic alliance for one or more of our anti-cancer compounds, we may receive initial and milestone payments related to further product candidate development and rights to royalty payments on product sales if the compounds are ever approved for marketing and are sold. However, no such strategic alliances have been established and we cannot be certain that we will be able to establish any.

Functional Genomics Business

         NeoGene has two agreements with Pfizer for out-licensing two of our G-protein-coupled receptor system discoveries.

         On May 10, 2002 we received the first milestone payment of $250,000 from Pfizer Inc. under our technology out-license agreement dated March 15, 2001 with Pfizer Inc. (the "Agreement"). This milestone payment became due at the time Pfizer formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on the technology that we licensed to Pfizer, and as described in the Agreement. In addition, the scope of this agreement may be expanded. The second Pfizer agreement, dated November 8, 2001, may also reach the first milestone during 2002. We anticipate that we will enter into additional agreements with pharmaceutical or biotechnology companies during 2002 whereby they would obtain rights to certain of the proprietary receptor/ligand systems we have discovered.

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

RISK FACTORS

         The risk factors described below are not intended to be complete. A more comprehensive list of factors that could affect our future operating results can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, in "Item 1. Description of Business" under the caption "Risk Factors." Failure to satisfactorily achieve any of our objectives or avoid any of the below or other risks would likely have a material adverse effect on our business and results of operations.

         As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. From our inception (June 15, 1987) through March 31, 2002, we incurred a cumulative loss of approximately $130.4 million. During the three-month period ended March 31, 2002, we incurred a loss of approximately $6.3 million. Our cash burn during the three-month period ended March 31, 2002 was approximately $7 million. We anticipate that our cash burn will be reduced to approximately $3.5 million, which should begin to take effect during the three-month period ending June 30, 2002. At March 31, 2002 we had cash, cash equivalents, marketable securities and short-term investments of approximately $5.8 million. Therefore, we will need to raise additional funds by July 2002, or sooner, through public or private financings, including equity financings, or through other arrangements, to continue operating our businesses, including out-licensing our technology, to meet our short-term and long-term cash needs. Additionally, we continue to seek additional sources of financing at the most favorable terms available to us. We do not know whether or not we will be able to secure sufficient new funds to continue our businesses. If we are not able to obtain sufficient funding within the time frame estimated by us, we will have to take other actions that we otherwise would not take, such as selling some or all of our intellectual property rights and restructuring our operations or a combination of these activities.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


         Our need for additional funding is substantial and will be determined by the progress and cost of the development and commercialization of our products and other activities. We believe that we will require substantial additional funds in order to complete the research and development activities currently contemplated and to commercialize our proposed products. The source, availability, and terms of such funds have not been determined and there is no assurance that we will be able to obtain any funding on acceptable terms or at all.

         We have incurred losses in every year of our existence and expect to continue to incur significant operating losses for the next several years. We have never generated revenues from product sales and there is no assurance that revenue from product sales will ever be achieved. In addition, we have recently announced that our lead product Neotrofin had been unsuccessful in clinical trials for its primary indication, for the treatment of patients with mild to moderate Alzheimer's disease, and there is no assurance that any of our proposed products will ever be successfully developed, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance.

         Our business strategy requires that we establish and maintain good strategic alliances. Currently we are seeking strategic alliances but do not have any. We have no experience in establishing and maintaining strategic alliances and we cannot give any assurance that we will be successful in establishing one or, if we do establish one or more relationships, be able to maintain the relationship(s) in a manner that is beneficial to us.

         We have no experience in manufacturing, procuring products in commercial quantities or marketing, and only limited experience in negotiating, setting up or maintaining strategic relationships and conducting clinical trials or other late stage phases of the regulatory approval process, and there is no assurance that we will successfully engage in any of these activities.

         We are shifting our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program will continue to seek in-licensing of drug candidates and the further development and strategic alliances for these drug candidates. As a result of these changes we made reductions in clinical, administrative and research personnel. We believe that we retained the correct and a level of personnel that are key to our success in executing our strategic focus. We may be wrong and later require additional personnel or personnel with skills different than those that we retained.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)



                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", subheading "Financial Market Risks," above.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION (NOT PREVIOUSLY REPORTED IN A FORM 8-K)

None

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                  Exhibits

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------


4.1 Form of Warrant issued by the Registrant to certain purchasers and finders, dated as of March 13, 2002 and March 15, 2002, to purchase up to an aggregate of 795,000 shares of our common stock. (Filed as Exhibit 4.47 to Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by this reference.)

10.1 Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of March 12, 2002 and March 15, 2002, for the purchase of an aggregate of 3,100,000 shares of our common stock. (Filed as Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by this reference.)

10.2 +* Drug Pfinder Agreement dated as of March 15, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc.

10.3 +* Drug Pfinder Agreement dated as of November 8 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc.

10.4 Letter Agreement dated as of March 11, 2002, by and between the Registrant and Brighton Capital, Ltd. (Filed as Exhibit 1047 to
               Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by this reference.)

+  Filed herewith

* Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)


(b)      Reports on Form 8-K

1. We filed a Report on Form 8-K on March 14, 2002 to report a press release issued on March 13, 2002 which announced the completion of an offering of 2,575,000 shares of our common stock at a negotiated purchase price per share of $2.00 and warrants to purchase up to 643,750 shares of our common stock at a purchase price per share of $2.75 to 14 investors for aggregate consideration of $5,150,000. The shares and warrants were issued pursuant to an effective shelf registration statement on Form S-3, file number 333-53108.

2. We filed a Report on Form 8-K on March 27, 2002 to report that on March 15, 2002, we agreed to issue 525,000 shares of our common stock and warrants to purchase up to 131,250 shares of our common stock to investors on the same term as the offering on March 13, 2002, for aggregate consideration of $1,050,000. The shares and warrants were issued pursuant to an effective shelf registration statement on Form S-3, file number 333-53108.

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NEOTHERAPEUTICS, INC.

Date: May 15, 2002        By:            /s/  Samuel Gulko
                             --------------------------------------------------
                               Samuel Gulko, Senior Vice President Finance,
                               Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

                              NEOTHERAPEUTICS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)


Exhibit Index:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
4.1            Form of Warrant issued by the Registrant to certain purchasers and finders, dated as of March 13, 2002 and March 15, 2002, to purchase up to an aggregate of 795,000 shares of our common stock. (Filed as Exhibit 4.47 to Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and
               Exchange Commission on April 2, 2002, and incorporated herein by this reference.)

10.1 Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of March 12, 2002 and March 15, 2002, for the purchase of an aggregate of 3,100,000 shares of our common stock. (Filed as Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by this reference.)

10.2 +* Drug Pfinder Agreement dated as of March 15, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc.

10.3 +* Drug Pfinder Agreement dated as of November 8 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc.

10.4 Letter Agreement dated as of March 11, 2002, by and between the Registrant and Brighton Capital, Ltd. (Filed as Exhibit 1047 to
               Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by this reference.)


+  Filed herewith

* Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.