Form 10-Q
period 2002-06-30
NEOTHERAPEUTICS INC
filed 2002-08-19
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from                     to

Commission File Number 000-28782

NEOTHERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-0979187 (I.R.S. Employer Identification No.)

157 Technology Drive Irvine, California (Address of Principal Executive Offices)	92618 (Zip Code)

Registrant’s Telephone Number, Including Area Code:	(949) 788-6700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]                    No     [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 14, 2002

Common Stock, $.001 par value	39,752,812

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

		Page No.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Statement Regarding Financial Information	3
	Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	4
	Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2002 and 2001 (unaudited), for the six-month periods ended June 30, 2002 and 2001 (unaudited) and for the period from inception (June 15, 1987) to June 30, 2002 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001 (unaudited) and for the period from inception (June 15, 1987) to June 30, 2002 (unaudited)	6-8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33

PART II.	OTHER INFORMATION	34
ITEM 1.	Legal Proceedings	34
ITEM 2.	Changes in Securities and Use of Proceeds	34
ITEM 3.	Defaults Upon Senior Securities	34
ITEM 4.	Submission of Matters to a Vote of Security Holders	34
ITEM 5.	Other Information (not previously reported in a Form 8-K)	35
ITEM 6.	Exhibits and Reports on Form 8-K	36

SIGNATURES		38

NeoTherapeutics, Inc.
(A Development-Stage Enterprise)

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Statement Regarding Financial Information

     The condensed consolidated financial statements of NeoTherapeutics, Inc. (the “Company”) included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,451,220	$749,213
Marketable securities and short-term investments	286,055	6,407,388
Other receivables	189,952	474,007
Prepaid expenses and refundable deposits	296,683	386,229

Total current assets	3,223,910	8,016,837
Property and Equipment, at cost:
Equipment	5,452,876	5,397,052
Leasehold improvements	1,937,912	1,937,912
Accumulated depreciation and amortization	(3,134,594)	(2,646,103)

Property and equipment, net	4,256,194	4,688,861
Other Assets — refundable deposits	98,714	119,164

Total assets	$7,578,818	$12,824,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,152,764	$4,186,085
Accrued payroll and related taxes	308,817	236,223
Note payable to related party	135,574	135,574
Current portion of capitalized lease obligations	592,798	654,434

Total current liabilities	4,189,953	5,212,316
Capital lease obligations, net of current portion	33,381	463,705
Deferred revenue and other non-current liabilities	245,260	361,831
Commitments and Contingencies (note 7)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized: None issued or outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.001 per share, 50,000,000 shares authorized: Issued and outstanding, 33,682,224 and 23,777,158 shares at June 30, 2002 and December 31, 2001, respectively	33,682	23,777
Additional paid in capital	141,371,481	134,659,267
Deferred compensation	(762,366)	(1,889,628)
Notes receivable from directors and officers	(615,649)	(615,649)
Accumulated other comprehensive income	6,458	87,065
Deficit accumulated during the development-stage	(136,923,382)	(125,477,822)

Total stockholders’ equity	3,110,224	6,787,010

Total liabilities and stockholders’ equity	$7,578,818	$12,824,862

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Condensed Consolidated Statements of Operations (unaudited)

					Inception
					(June 15, 1987)
	Three-Month Periods Ended		Six-Month Periods Ended		Through
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Revenues	$190,972	$8,334	$210,973	$8,334	$749,214
Operating expenses:
Research and development	3,828,232	4,750,570	8,752,355	8,557,505	104,205,146
General and administrative	1,409,300	1,994,736	2,887,811	3,795,461	30,391,179

Total operating expenses	5,237,532	6,745,306	11,640,166	12,352,966	134,596,325

Loss from operations	(5,046,560)	(6,736,972)	(11,429,193)	(12,344,632)	(133,847,111)
Other income (expense), net	(93,536)	191,943	(16,367)	419,134	(159,191)
Minority interest	—	(97,500)	—	(195,000)	(1,512,050)

Net loss	$(5,140,096)	$(6,642,529)	$(11,445,560)	$(12,120,498)	$(135,518,352)

Basic and diluted net loss per share	$(0.18)	$(0.36)	$(0.43)	$(0.84)

Basic and diluted weighted average common shares outstanding	28,618,573	18,510,273	26,511,014	14,503,308

The accompanying notes are an integral part of these
condensed consolidated statements.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (unaudited)

			Inception
	Six-Months	Six-Months	(June 15, 1987)
	Ended June 30,	Ended June 30,	Through June 30,
	2002	2001	2002

Cash Flows From Operating Activities:
Net loss	$(11,445,560)	$(12,120,498)	$(135,518,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	488,491	364,770	3,259,151
Impairment on investment in marketable security	50,904	—	50,904
Amortization of employee stock option compensation	309,138	916,801	3,724,688
Minority interest in net loss	—	(13,738)	(162,380)
Amortization of debt discount	—	—	39,306
Issuance of common stock for services	102,000	—	158,844
Beneficial conversion feature related to preferred stock of consolidated subsidiary	—	—	1,463,597
Amortization of discount on convertible debentures and beneficial conversion feature	—	—	539,277
Fair value of warrants issued for consulting services	—	—	609,875
Issuance of common stock in settlement of litigation	—	—	2,458,359
Forgiveness of notes to officers and directors	—	—	45,000
Compensation expense for extension of debt conversion agreements, net	—	—	503,147
Gain on sale of assets	—	—	(5,299)
Changes in operating assets and liabilities:
(Increase) decrease in other receivables, prepaid expenses and refundable deposits	373,601	14,474	(68,379)
Increase (decrease) in accounts payable and accrued expenses	(1,033,321)	(841,904)	2,831,610
Increase in accrued payroll and related taxes	72,594	147,489	947,511
Increase (decrease) in other non-current liabilities	(116,571)	97,372	245,259
(Repayment of) proceeds from notes payable to related parties, net	—	(150,000)	135,574
Increase in employee expense reimbursement and accrued interest to related parties	—	—	300,404

Net cash used in operating activities	(11,198,724)	(11,585,234)	(118,441,904)
Cash Flows From Investing Activities:
Redemption (purchases) of marketable securities and short-term investments, net	5,989,822	(3,167,067)	(330,501)
Purchases of property and equipment	(55,824)	(634,359)	(6,765,802)
Increase in other assets	20,450	(52,285)	(421,189)
Payment of organization costs	—	—	(66,093)
Proceeds from sale of equipment	—	—	29,665
Issuance of notes receivable	—	—	100,000

Net cash provided by (used in) investing activities	5,954,448	(3,853,711)	(7,453,920)

The accompanying notes are an integral part of these
condensed consolidated statements.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

			Inception
	Six-Months	Six-Months	(June 15, 1987)
	Ended June 30,	Ended June 30,	Through June 30,
	2002	2001	2002

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	7,438,243	19,835,287	113,396,056
Payments made on capital lease obligations	(491,960)	(340,779)	(2,324,574)
Proceeds from issuance of common stock in consolidated Subsidiary	—	—	1,000
Proceeds from preferred stock issuance, net of offering costs and expenses	—	—	3,608,788
Proceeds from sale of preferred stock of consolidated subsidiary, net of issuance costs and expenses	—	—	6,488,493
Proceeds from exercise of stock options and warrants	—	—	863,585
Proceeds from sale of convertible debentures, net of issuance costs	—	—	9,387,321
Proceeds from long-term debt	—	—	2,600,448
Proceeds from notes receivables from officers and directors for exercise of stock options	—	—	61,560
Purchase of preferred stock of consolidated subsidiary	—	—	(4,684,192)
Payment of dividend on preferred stock of consolidated Subsidiary	—	—	(815,807)
Purchase of Series C preferred stock	—	—	(300,000)
Dividends paid to preferred stockholders	—	—	(136,246)
Cash at acquisition	—	—	200,612

Net cash provided by financing activities	6,946,283	19,494,508	128,347,044

Net increase in cash and cash equivalents	1,702,007	4,055,563	2,451,220
Cash and cash equivalents, beginning of period	749,213	6,158,375	—

Cash and cash equivalents, end of period	$2,451,220	$10,213,938	$2,451,220

The accompanying notes are an integral part of these
condensed consolidated statements.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

			Inception
	Six-Months	Six-Months	(June 15, 1987)
	Ended June 30,	Ended June 30,	Through June 30,
	2002	2001	2002

Schedule of Non-Cash Investing and Financing Activities:
Unrealized (gain) loss on marketable securities	$80,607	$(85,372)	$(6,458)

Forfeiture of stock options in consolidated subsidiary	$818,124	$—	$818,124

Stock and stock options granted to employees and non-employees below fair market value	$—	$—	$3,350,968

Fixed assets financed by capital leases	$—	$—	$2,916,144

Conversion of subsidiary preferred stock into company Series C preferred stock	$—	$1,973,488	$1,973,488

Conversion of preferred stock and convertible debentures into shares of common stock	$—	$—	$3,601,553

Retirement of preferred stock	$—	$—	$(3,977)

Reclassification of warrants and other	$—	$—	$460,151

Minority interest share of proceeds from issuance of common stock in consolidated subsidiary	$—	$—	$(100)

Financing of insurance policies and other assets	$—	$—	$407,260

Issuance of warrants in connection with equity and debt Financings	$—	$—	$1,860,461

Dividends on preferred stock paid in shares of common Stock	$—	$—	$82,312

Conversion of other accrued liabilities into shares of common stock	$—	$—	$1,442,567

Conversion of accrued interest into notes payable to related Parties	$—	$—	$300,404

Conversion of revenue participation units into shares of common stock	$—	$—	$676,000

The accompanying notes are an integral part of these
condensed consolidated statements.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

June 30, 2002
(Unaudited)

1. Organization and Business and Basis of Presentation, Liquidity and Going Concern

Organization and Business

Organization

     NeoTherapeutics, Inc., was incorporated in Colorado as Americus Funding Corporation (or AFC) in December 1987. In August 1996, AFC changed its name to NeoTherapeutics, Inc. and in June 1997, the Company was reincorporated in the state of Delaware. NeoTherapeutics had five subsidiaries at June 30, 2002: NeoOncoRx, Inc., 90.48% owned by NeoTherapeutics and incorporated in California in November 2000; NeoTherapeutics GmbH, wholly owned by NeoTherapeutics and incorporated in Switzerland in April 1997; NeoGene Technologies, Inc., 88.4% owned by NeoTherapeutics and incorporated in California in October 1999; NeoTravel, Inc., wholly owned by NeoTherapeutics and incorporated in California in April 2001; and NeoJB LLC, organized in California in April 2002 and intended to be 80% owned by NeoTherapeutics. Advanced ImmunoTherapeutics, Inc., a previously wholly owned subsidiary of NeoTherapeutics, was merged into NeoTherapeutics in 2001. Unless the context otherwise requires, all references to the “Company”, “we”, “our”, “us” and “NeoTherapeutics” refer to all of the companies above as a consolidated entity.

Business

     We are a development-stage bio-pharmaceutical company engaged in the pharmaceutical business and the functional genomics business. Our pharmaceutical business engages in (1) the discovery of neurology drugs and out-licensing these drug candidates to strategic partners and (2) in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates. Our functional genomics business engages in discovering gene functions and validating novel molecular targets for innovative drug development. We conduct our pharmaceutical activities as NeoTherapeutics and NeoOncoRx, and our functional genomics activities as NeoGene.

     On July 19, 2002, we committed ourselves to a formal plan to discontinue the operations of our functional genomics business (See footnote 15, Subsequent Events).

Basis of Presentation, Liquidity and Going Concern

Basis of Presentation

     Our independent accountants issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, that included an explanatory paragraph regarding our ability to continue as a going concern. We have prepared the accompanying unaudited condensed consolidated financial statements under the assumption that we are a going concern. Accordingly, they do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would be required if we were not able to continue as a going concern. Additionally, the accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain quarterly amounts have been reclassified to conform to the current period presentation.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2002
(Unaudited)

Liquidity and Going Concern

     During the three-month period ended June 30, 2002, we shifted our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program continues seeking drug candidate in-licenses for further development and strategic alliances for these drug candidates. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our burn rate fell from approximately $7 million per quarter to approximately $5 million during the three-month period ended June 30, 2002 and is expected to continue to fall to approximately $2.4 million, or lower, per quarter beginning in the second half of 2002. The recent and the prospective reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel representing an approximate 43% reduction in personnel since April 2002, management personnel electing to have their salaries either deferred or reduced between 10% and 20%, depending on position, for up to 90 days beginning July 1, 2002, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies, a reduction in our research and fellowship grant commitments, and the discontinuation of the operations of our functional genomics business.

     During the three-month period ended June 30, 2002, we sold approximately 6.7 million shares of our common stock for gross cash proceeds of approximately $1.7 million and issued warrants to purchase 800,848 shares of our common stock. On July 8, 2002, we sold approximately 6.5 million shares of our common stock for gross cash proceeds of approximately $1.1 million and issued warrants to purchase 3,000 shares of our common stock. In order to prevent an over allotment of our authorized shares of common stock, our executive officers and directors each signed an agreement that waives his/her right to exercise his/her stock options until the earlier of stockholder approval by special meeting of an increase in our capital stock or a reverse split of our common stock, or the merger or sale of the Company. We are seeking stockholder approval of a 25 for 1 reverse split of our outstanding common stock at a Special Stockholder Meeting scheduled for September 5, 2002 (See footnote 15, Subsequent Events). As of the filing of this quarterly report on Form 10-Q, approximately 49.9 million shares of our 50 million shares of authorized common stock are outstanding or subject to warrants or reserved under stock option plans.

     At June 30, 2002 our cash and investment balance was approximately $2.7 million. Subsequent to June 30, 2002 we raised net cash proceeds from the sale of our common stock noted above of approximately $1 million. We will not be able to continue as a going concern after October 2002 unless we succeed raising additional funds through public or private financings, including equity financings, or through other arrangements, merge with another company that has sufficient resources for us to continue our planned operations, or successfully out-license some or all of our technology. We may not be successful in raising additional funds, selling the company, or out-licensing our technology or may not be able to do so at terms that are favorable to us. In addition, we currently have only approximately 75,000 shares of common stock authorized, unissued, and not reserved for issuance, so without increasing our available common stock, we will not be able to obtain sufficient financing through the sale of common stock as we have in the past. If the 25 for 1 reverse stock split is approved by our stockholders and effected, we will have approximately 48 million shares of common stock authorized and available for issuance in financing transactions. We do not know whether or not we will be able to secure sufficient new funds to continue our businesses. If we are not able to obtain sufficient funding within the time frame estimated by us, we will have to take other actions that we otherwise would not take, such as selling some or all of our intellectual property rights and restructuring our operations or a combination of these activities including the possibility of a restructuring or liquidation provided for by one of the sections of the United States Bankruptcy Code.

     In June 2002, we retained an investment banker and financial advisor to assist us in searching out strategic alternatives, including the sale or merger of the Company or any of our businesses. In addition, we are in discussions with several other pharmaceutical companies for the out-licensing of some of our neurology technology platforms, or a sale of the Company.

     On June 12, 2002, the Nasdaq Stock market (“Nasdaq”) notified us that we have until September 10, 2001 to comply with Nasdaq’s minimum bid price requirement of $1.00 per share and other requirements for continued listing of shares of our common stock on the Nasdaq National Market. We do not know whether we will be able to be in compliance with Nasdaq’s minimum bid price requirement by September 10, 2002, however, we are seeking the approval of our stockholders a special meeting to be held on September 5, 2002, of a 25 for 1 reverse split of our outstanding common stock. We hope that we will be able to regain compliance with the minimum bid price requirement if the reverse stock split is effected. If we are not able to regain compliance, we will likely appeal a determination that we be delisted from the Nasdaq National Market, or we may file an application to be transferred to the Nasdaq

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2002
(Unaudited)

SmallCap Market prior to September 10, 2002. If we file such an application and if Nasdaq accepts it, we would have another 90 days, or until December 9, 2002, to comply with the Nasdaq SmallCap Market’s minimum bid price requirement.

     On August 12, 2002, Nasdaq notified us that we are not in compliance with Nasdaq’s requirement to maintain a minimum market value of publicly held shares of $5,000,000 for continued listing on the Nasdaq National Market. We have until November 11, 2002 to regain compliance with Nasdaq’s minimum market value requirement by maintaining a minimum market value of publicly held shares of $5,000,000 or greater for a minimum of 10 consecutive trading days by that date. The proposed reverse stock split itself will not affect the market value of our publicly held shares, and we do not know whether we will be able to regain compliance with the Nasdaq National Market’s listing standards by November 11, 2002. If we are unable to demonstrate compliance by that date, we may appeal a determination that we be delisted from the Nasdaq National Market, or we may decide to file an application to be transferred to the Nasdaq SmallCap Market prior to November 11, 2002. However, to do so, we would have to satisfy the continued listing requirements for that market, which include a minimum market value of publicly held shares of $1,000,000 and a minimum bid price of $1.00.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. From our inception on June 15, 1987 through June 30, 2002, we incurred a cumulative loss of approximately $135.5 million. During the six-month period ended June 30, 2002, we incurred a loss of approximately $11.5 million. Our cash burn rate during the three-month period ended June 30, 2002 was approximately $5.1 million. We anticipate that our cash burn will be reduced to approximately $2.4 million, or lower, per quarter, which should begin to take effect during the three-month period ending September 30, 2002. At June 30, 2002 we had cash, cash equivalents, marketable securities and short-term investments of approximately $2.7 million. Subsequent to June 30, 2002 we raised net cash proceeds from the sale of our common stock noted above of approximately $1 million. Therefore, we will need to raise additional funds by October 2002, or sooner, through public or private financings, including equity financings, which would require an increase in our authorized and available common stock as described above, or through other arrangements, to continue operating our businesses, including out-licensing our technology, to meet our short-term and long-term cash needs. Additionally, we continue to seek additional sources of financing at the most favorable terms available to us.

2. New Accounting Standards

     The FASB has issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Correction, which establishes a requirement to classify gains and losses on extinguishment of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. We do not anticipate the adoption of SFAS 145 to have a material impact on our financial condition or results of operations.

3. Joint Venture

     On April 17, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals, Ltd. of Mumbai, India (“JBCPL”) and created a new entity, NeoJB, LLC, a Delaware limited liability company (“NeoJB”). We will own 80% of NeoJB and a JBCPL subsidiary will own 20% of NeoJB. The business operations of NeoJB will initially be to seek U.S. regulatory approval on JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses. In conjunction with the formation of NeoJB, we granted a five-year warrant to JBCPL to purchase up to 100,000 shares of our common stock at an exercise price of $0.45 per share, equal to the market price of our common stock on the date of grant. The fair value of the warrant was estimated to be $38,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years.

     No activity has occurred under this joint venture because we have not had sufficient funds available. Therefore, we have agreed with JBCPL that it is not under any obligation to continue with its responsibilities under the joint venture agreement and may seek a different partner instead of us at any time.

4. Marketable Securities

     As of June 30, 2002, we had one investment of approximately $61,000 in WorldCom, Inc. corporate bonds that matures on May 15, 2003. The fair market value of these corporate bonds at June 30, 2002 was approximately $10,000, based on a market quotation. In July, 2002 WorldCom Inc. and its subsidiaries filed a voluntary jointly administered petition under the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the corporate bonds, therefore, we consider the impairment as other than temporary and have recorded a loss for approximately $50,000 in other expense during the three-month period ended June 30, 2002.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2002
(Unaudited)

5. Deferred Revenue

     As of June 30, 2002 and December 31, 2001, we had deferred revenue of $160,414 and $258,887, respectively, included in other non-current liabilities in our balance sheet. During 2001 we received initial payments totaling $300,000 under two licensing agreements that we have between our functional genomic business segment and Pfizer Inc. We are obligated to pay to the University of California, Irvine (“UCI”), 25% of all payments received from Pfizer under our agreement with UCI. On May 10, 2002, we received the first milestone payment of $250,000 from Pfizer Inc. under our technology out-license agreement dated March 15, 2001 with Pfizer. This milestone payment became due at the time Pfizer formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on the technology that we licensed to Pfizer. Under these agreements, we entered into strategic alliances with Pfizer for investigating potential drug targets. We may receive additional payments from Pfizer if they achieve certain milestones as defined in the agreements. In accordance with our revenue recognition policy these initial payments, less amounts owed to UCI, will be recognized as revenue over a three-year period from the date of inception of the respective agreement, whereas substantive milestone payments will be recognized as revenue, less amounts owed to UCI, upon receipt. We recognized licensing revenue of $210,973 during the six-month period ended June 30, 2002. The two Pfizer agreements will remain in effect, if we are successful in our negotiations with UCI, following the cessation of operations at our NeoGene subsidiary. (See footnote 15, Subsequent Events). Additionally, we reclassified $137,500 owed to the University of California, Irvine from non-current liabilities to current liabilities due to the disposal of our functional genomics business.

6. Severance Costs

     During the three-month period ended June 30, 2002, we shifted our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. As a result of these changes and the completion of a large clinical trial, we laid off 45 employees in aggregate incurring a charge in aggregate of $180,847 related to personnel severance related expenses. As of June 30, 2002, we had paid cash of $121,412 related to this charge.

7. Commitments and Contingencies

Research and Fellowship Grants

     We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During the three-month period ended June 30, 2002, several grants were completed and we terminated one of our commitments, as provided for under the commitment agreements. At June 30, 2002, we had non-binding commitments to pay approximately $50,000 during the remainder of 2002 to the University of California, Irvine to conduct general scientific research programs. Grant expense for the six-month periods ended June 30, 2002 and 2001, were approximately $301,000 and $483,900, respectively, and is included in research and development on the consolidated statement of operations.

Debt and Capital Leases

     As of June 30, 2002, we are not in compliance with one of our debt covenants under our Master Note and Security Agreement secured by certain items of our lab equipment and computer software. An event of default has occurred because we have not maintained the required minimum balance of cash or equivalents. We are pursuing a modification to the remedy provided for under the Note that requires us to pay all amounts due under the Note. However, until a modified remedy is agreed upon, we have classified all of the amounts due under the Note as a current liability, “Current portion of capital lease obligations”, in our condensed consolidated balance sheet as of June 30, 2002.

Other

     On June 29, 2001, we became obligated to issue shares of our common stock pursuant to a license agreement. Pursuant to the terms of the agreement, if at one year from the date of signing the agreement the value of the shares is less than $100,000 we will pay the licensor such sum in cash, our common stock, or other negotiable security as will bring their value up to $100,000. As of June 30, 2002, we accrued such sum in our balance sheet as a current liability under accounts payable and accrued expenses.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2002
(Unaudited)

8. Stockholders’ Equity

Common Stock and Warrant transactions

     On March 12 and March 20, 2002, we sold an aggregate of 3.1 million shares of our common stock under our shelf registration statement at a negotiated purchase price of $2.00 per share resulting in $6.2 million of gross cash proceeds. The investors also received warrants to purchase up to 775,000 shares of our common stock at an exercise price of $2.75 per share. Under a preexisting agreement with a placement agent, a five-year warrant became exercisable with respect to 6,667 shares of our common stock at an exercise price of $2.00 per share. We also issued to two other placement agents five-year warrants to purchase up to a total of 20,000 shares of our common stock at an exercise price of $2.75 per share. The fair value of these warrants was estimated to be $24,800 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 75.4% risk free interest rate of 5.0%; and an expected life of five years. Offering costs, including cash commissions paid to placement agents of these transactions, were approximately $360,000.

     On June 5, 2002 we sold 800,000 shares of our common stock off of our shelf registration statement at a negotiated purchase price of $0.35 per share for gross cash proceeds of $280,000. The investor also received a warrant to purchase up to 200,000 shares of our common stock at an exercise price of $0.45 per share. The fair value of the warrant was estimated to be $56,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Two placement agents received warrants to purchase up to a total of 2,800 shares of our common stock at an exercise price of $0.45 per share. The fair value of these warrants was estimated to be $784 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $16,800.

     On June 7, 2002 we sold approximately 5.9 million shares of our common stock off of our shelf registration statement at a negotiated purchase price of $0.2325 per share for gross cash proceeds of approximately $1.4 million. The investors also received warrants to purchase up to 593,548 shares of our common stock at an exercise price of $0.275 per share. The fair value of the warrant was estimated to be $130,581 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Two placement agents received warrants to purchase up to a total of 4,500 shares of our common stock at an exercise price of $0.275 per share. The fair value of the warrant was estimated to be $990 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $27,000. In order to comply with Nasdaq rules, we have partially rescinded the June 7 transaction, repurchasing 400,000 shares of common stock at $0.2325 per share on July 25, 2002, and warrants to purchase 400,000 at $0.125 per share on July 31, 2002, for a total cost to us of $143,000. In addition, the remaining warrants have been amended so that they may not be exercised before December 8, 2002.

Comprehensive Loss

      During the six-month periods ended June 30, 2002 and 2001, comprehensive loss was $11,526,167 and $12,035,126, respectively. At June 30, 2002 and 2001, accumulated other comprehensive income of $6,458 and $84,609, respectively, consisted of unrealized losses and gains on our marketable securities and short-term investments that are held as available-for-sale.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2002
(Unaudited)

9. Equity Compensation

     Below is a summary of NeoTherapeutics, Inc. stock option activity during the six-month period ended June 30, 2002:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2001	2,916,975	$6.74
Granted	3,079,750	$1.41
Forfeited	(31,800)	$6.62

Outstanding, at June 30, 2002	5,964,925	$3.99

Exercisable, at June 30, 2002	337,788	$6.49

     Included in the granted shares are 1,316,000 shares at an exercise price of $3.00 per share that were previously granted, subject to stockholder approval of an increase in the number of shares subject to our 1997 Stock Incentive Plan. On June 17, 2002, such approval was obtained. Also included in granted options are 1,485,000 shares at an exercise price of $0.19 per share granted to members of our board of directors and 278,750 shares at an exercise price of $0.39 per share granted to certain key employees. We determined the exercise prices of these options based on the fair market value on the date of grant, except for the grant of 1,316,000 options, which we based on a 15% discount from the fair market value on the date of grant. The increase in the number of shares subject to our 1997 Stock Incentive Plan was approved on June 17, 2002, by a vote of our stockholders.

     Shares exercisable at June 30, 2002 excludes 2,344,250 shares at an weighted average exercise price of $5.42 that are subject to exercise waivers that expire on the earlier of stockholder approval by special meeting of a reverse stock split or an increase in our authorized capital stock, or the merger or sale of the Company.

     Below is a summary of NeoGene stock option activity during the six-month period ended June 30, 2002:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2001	137,654	$1.25
Forfeited	(70,000)	$1.00

Outstanding, at June 30, 2002	67,654	$1.50

Exercisable, at June 30, 2002	16,194	$1.50

     Our executive officers Alvin J. Glasky, Ph.D., Rajesh Shrotriya, M.D., and Samuel Gulko held NeoGene stock options to purchase up to 40,000, 10,000 and 20,000 shares of NeoGene common stock, respectively, at an exercise price of $1.00 per share. On May 3, 2002, each of these officers, voluntarily and without any consideration, agreed to cancel their NeoGene stock options.

NeoTherapeutics

     We granted 1,352,000 stock options to employees in 2000 with exercise prices less than the fair market value of our common stock at the measurement date. The intrinsic value of the option grants amounting to $959,850 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the six-month periods ended June 30, 2002 and 2001, we recorded compensation expense of $84,623 and $395,683 respectively, as a result of such amortization.

NeoGene

     We issued 140,654 stock options of our majority owned subsidiary NeoGene to our employees in 2001 with exercise prices less than the fair market value of NeoGene’s common stock at the measurement date. The intrinsic value of the option grants amounting to $2,391,118 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the three-month period ended June 30, 2002, our executive officers Alvin J. Glasky, Ph.D., Rajesh Shrotriya, M.D., and Samuel Gulko held NeoGene stock options to purchase up to 40,000, 10,000 and 20,000 shares of

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2002
(Unaudited)

NeoGene common stock, respectively, at an exercise price of $1.00 per share. On May 3, 2002, each of these officers, voluntarily and without any consideration, agreed to cancel their NeoGene stock options. Our condensed consolidated balance sheet as of December 31, 2001 includes deferred compensation resulting from the grant of all NeoGene stock options of $2,391,118, of which $1,190,000 is attributed to NeoGene stock options formerly held by these executive officers. The accounting effect of the option cancellation is reflected in our June 30, 2002 condensed consolidated financial statements as a reduction in deferred compensation of approximately $818,000 and resulted in reduced amortization expense beginning on the date of cancellation.

     During the six-month periods ended June 30, 2002 and 2001, we recorded compensation expense of $224,515 and $521,118 respectively, as a result of such amortization.

10. Notes Receivable from Directors and Officers

     On June 6, 2002, the board of directors approved an amendment and restatement of all of the note receivables from officers and directors. The original interest rates that were between 7% and 9% were all changed to 4.5% and the maturity dates were extended to June 6, 2004. The notes remain secured by a pledge of the common stock purchased with the loan proceeds. These notes are classified in our balance sheet as an offset to stockholders’ equity.

11. Segment Information

     We are organized in two business segments: pharmaceutical and functional genomics (See footnote 15, Subsequent Events). During the three-month period ended June 30, 2002, we shifted our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program, which is part of our pharmaceutical business segment, continues seeking drug candidate in-licenses for further development and strategic alliances for these drug candidates. Our functional genomics business segment is involved in determining the function and purpose of human genes for the purpose of discovering drugs that combat diseases associated with these genes. The information shown below for our pharmaceutical business segment represents the accounts of NeoTherapeutics, NeoOncoRx and all of our wholly owned subsidiaries. The information shown below for our functional genomics business segment represents the accounts of our majority owned subsidiary NeoGene. Summary intercompany transactions and balances are not shown. Intercompany transactions include primarily cash loaned and general and administrative services rendered by our pharmaceutical segment to our functional genomics segment. The allocation of general and administrative services is carved out from our pharmaceutical business based on our best estimates but may not be indicative of the cost of these services if they had been rendered by an independent third party. The information below represents unaudited amounts that are included in the measure of segment operating results that are reviewed by our management.

	Pharmaceutical Business		Functional Genomics Business (2)		Consolidated

	Three-Months	Six-Months	Three-Months	Six-Months	Three-Months	Six-Months

For the Period Ended June 30, 2002:
Licensing revenues (Domestic)	$—	$—	$190,972	$210,973	$190,972	$210,973

Loss from operations (1)	$4,309,551	$9,512,647	$737,009	$1,916,546	$5,046,560	$11,429,193

Balance Sheet Data at June 30, 2002:
Total assets (Domestic)		$6,260,494		$1,318,324		$7,578,818

(1)	For the three-month and six-month periods ended June 30, 2002, we allocated approximately $360,775 and $684,932, respectively, of the pharmaceutical segment general and administrative expenses to the functional genomics segment general and administrative expenses.

(2)	Our functional genomics business is a discontinued operation as of July 19, 2002 (see footnote 15, Subsequent Events).

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2002
(Unaudited)

12. Loss Per Share

     Basic and diluted loss per share for the three-month period ended June 30, 2002 and 2001 are computed using the weighted average common shares outstanding during the period, respectively.

13. Litigation

     We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies. We are not aware of any litigation matters pending or threatened as of June 30, 2002 that will materially affect our consolidated financial statements.

14. Income Taxes

     We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. A valuation allowance has been recognized to fully offset the net deferred tax assets as of June 30, 2002 and December 31, 2001 as realization of such assets is uncertain.

15. Subsequent Events

Sale and Issuance of Common Stock and Warrants

     On July 8, 2002 we sold 6,470,588 shares of our common stock off of our shelf registration statement at a negotiated purchase price of $0.17 per share for gross cash proceeds of approximately $1.1 million. The placement agents received warrants to purchase up to a total of 3,000 shares of our common stock at an exercise price of $0.30 per share. The fair value of the warrants was estimated to be $360 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $84,000.

Partial Rescission of Common Stock Sale

     In order to comply with Nasdaq rules, we have partially rescinded the June 7 transaction, repurchasing 400,000 shares of common stock at $0.2325 per share on July 25, 2002, and warrants to purchase 400,000 at $0.125 per share on July 31, 2002, for a total cost to us of $143,000. In addition, the remaining warrants have been amended so that they may not be exercised before December 8, 2002.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2002
(Unaudited)

Discontinued Operations

     On July 19, 2002 we committed ourselves to a formal plan to discontinue the operations of our functional genomics business. The discontinuation date was July 31, 2002. As of that date, the functional genomics business stopped operating with exception to the administration of the closing of the business and the two Pfizer collaboration agreements that we will retain if we are successful in our negotiations with the University of California, Irvine. We plan to liquidate some of the functional genomics business assets. At June 30, 2002, the remaining assets and liabilities of the business, excluding cash and cash equivalents and investments in marketable securities, include the following:

As of June
30, 2002

Assets
Equipment and furnishings	$1,014,169
Leasehold improvements	27,563
Accumulated depreciation	(101,546)

$940,186

Liabilities
Accounts payable and accrued expenses	$168,099
Accrued payroll	14,896
Capital lease obligation	335,310
Deferred revenue and other	161,414

$679,719

     In addition to the liabilities shown above, we remain liable under our facility operating sub-lease with the University of California, Irvine. This lease ends in October 2006, and aggregate lease payments from June 30, 2002 to the end date is estimated to be approximately $1.8 million, including basic rent of approximately $1.5 million.

     We expect to incur a loss on discontinuation of our functional genomics business of approximately $1.6 million consisting of loss on the disposal of equipment of approximately $850,000 and a net sub-lease obligation of $750,000. Our net sub-lease obligation assumes that we will require one year to sub-lease the former functional genomics facility and that we will do so at a lease rate that will provide aggregate lease payment proceeds less than our remaining sub-lease obligation. The loss on the disposal of equipment and furnishings is calculated using a fair market value estimate of 25% of original cost except in the case of one piece of laboratory equipment that is leased under the Master Lease Agreement between NeoTherapeutics and an equipment lessor. This asset was originally financed for approximately $500,000 and is currently encumbered by the remaining capital lease obligation of $335,310. The capital lease has a fair market value purchase option at the end of the lease term. Due to the terms of the lease, we determined that this asset’s residual value is zero. We cannot estimate sale proceeds, if any, from the possible sale of assets of our functional genomics business, therefore, we have not included any amount in the calculation of our loss on the discontinuation of our functional genomics business.

Reverse Stock Split

     On July 19, 2002 our Board of Directors approved a 25-for-1 reverse split of our outstanding common stock. The reverse stock split is subject to stockholder approval. A Special Meeting of Stockholders is scheduled for September 5, 2002 to vote on this matter.

Significant Change in Management

         On August 16, 2002, Dr. Alvin J. Glasky retired from his positions as Chairman of our Board of Directors, Chief Executive Officer and Chief Science Officer. In connection with his retirement, we have entered into an agreement with Dr. Glasky pursuant to which he will continue to act as a consultant to the Company, and which provides for the payment of approximately $112,500 in severance benefits through December 31, 2002, accrued vacation benefits and deferred salary of approximately $54,000, and approximately $106,000, representing the repayment of certain loans from Dr. Glasky to us, net of other offsets. Dr. Rajesh C. Shrotriya, our President and Chief Operating Officer, was appointed to succeed Dr. Glasky as Chairman and Chief Executive Officer.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under “Subsequent Events Affecting Future Results.”

Related Party Transactions

     During 1987 and 1988, Alvin J. Glasky, Ph.D., our Chief Executive Officer (or CEO) who is also a major stockholder of ours, loaned a total of $270,650 to us for working capital purposes, of which $250,000 plus $2,000 of accrued interest was canceled in December 1988 in exchange for the issuance of 28 Revenue Participation Units (or RPU’s). The RPU’s were converted into 112,000 shares of our common stock.

     From 1989 through 1993, we borrowed an additional $757,900 from Dr. Glasky, which, together with accrued interest of $300,404, aggregated $1,058,304 on December 31, 1993, at which time we issued 200,000 shares of common stock to Dr. Glasky in exchange for cancellation of $500,000 of loans made to us. The remaining $257,900 in principal and $300,404 of accrued interest were converted to a $558,304 promissory note which, as amended from time to time, is currently unsecured, and is payable upon demand. Interest is payable monthly at the annual rate of 9%. The note was partially repaid in 2000 when we advanced cash to Dr. Glasky to pay payroll taxes arising from his exercise of a warrant for 88,173 shares of common stock at $3.75 per share in August 2000. We made a further partial repayment of the note in 2001. The note balance at June 30, 2002 was $135,574, and the outstanding balance was repaid on August 16, 2002, in connection with Dr. Glasky’s retirement as our Chairman, Chief Executive Officer and Chief Science Officer.

Assignment of Patents by Chief Executive Officer

     Dr. Glasky assigned to us all of his rights in ten patents. In connection with the assignment of these patents to us, we entered into royalty agreements with Dr. Glasky (or CEO Agreements), which expire concurrently with the expiration of the underlying patents and any additional patents derived from the underlying patents. Under each of the CEO Agreements, as amended, we are obligated to pay Dr. Glasky a royalty of two percent (2%) of all revenues derived by us from the use and sale by us of any products or methods included in the patents. Further, in the event that we terminate Dr. Glasky’s employment without cause, the royalty rate under each CEO Agreement will increase from two percent (2%) to five percent (5%). In the event of Dr. Glasky’s death, the family or estate is entitled to continue to receive under each CEO Agreement royalties at a rate of two percent (2%) for the duration of the respective CEO Agreement. Under the terms of the CEO Agreements, Dr. Glasky may terminate the CEO Agreements and receive a reassignment back of the patents if we file a petition under any bankruptcy or insolvency laws or otherwise commence liquidation or winding up of our business.

McMaster University Agreement

     On July 10, 1996, we entered into a license agreement with McMaster University (or McMaster) that allows us the use of certain technologies developed by McMaster covered in the patents filed jointly by us and McMaster (US Patent Nos. 5,447,939, 5,801,184, 6,027,936, 6,338,963, and 6,350,752), all of which are also subject to the CEO Agreements. Under the agreement, we paid a one time licensing fee of $15,000 and are obligated to pay to McMaster an annual royalty of five percent (5%) on net sales of products containing compounds developed by McMaster. In July 1997, we began, and have continued making, annual minimum royalty payments of $25,000.

Director and Officer Notes for the Exercise of Equity Instruments

     We made loans to certain of our directors and officers for the exercise of stock options or for the purchase of stock. We loaned $286,560 in 1998, and $435,649 in 2000. During 2000, one individual paid $61,560 back to us and during 2001, in connection with the settlement of a litigation matter, we forgave a $45,000 note to one individual. At June 30, 2002, $615,649 remained due to us from directors and officers for the exercise of stock options or for the purchase of shares of common stock. In June 2002, the original interest rates that were between 7% and 9% were all changed to 4.5% and the maturity dates were extended to June 6, 2004. The notes remain secured by a pledge of the common stock purchased with the loan proceeds. These notes are classified in our balance sheet as an offset to stockholders’ equity. On August 16, 2002, loans made to Dr. Alvin Glasky totaling $390,112 were cancelled in connection with Dr. Glasky’s retirement as our Chairman, Chief Executive Officer and Chief Science Officer.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Critical Accounting Polices and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including cash requirements resulting from estimating: planned research & development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our product candidates and other major business assumptions.

     We believe that our most significant accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are:

Basis of Presentation

     Our independent accountants issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, that included an explanatory paragraph regarding our ability to continue as a going concern. We have prepared the accompanying unaudited condensed consolidated financial statements under the assumption that we are a going concern. Accordingly, they do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would be required if we were not able to continue as a going concern. Additionally, the accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain quarterly amounts have been reclassified to conform to the current period presentation.

Liquidity and Going Concern

     During the three-month period ended June 30, 2002, we shifted our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program continues seeking drug candidate in-licenses for further development and strategic alliances for these drug candidates. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our burn rate fell from approximately $7 million per quarter to approximately $5 million during the three-month period ended June 30, 2002 and is expected to continue to fall to approximately $2.4 million, or lower, per quarter beginning in the second half of 2002. The recent and the prospective reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel representing an approximate 43% reduction in personnel since April 2002, management personnel electing to have their salaries either deferred or reduced between 10% and 20%, depending on position, for up to 90 days beginning July 1, 2002, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies, a reduction in our research and fellowship grant commitments, and the discontinuation of the operations of our functional genomics business.

     During the three-month period ended June 30, 2002, we sold approximately 6.7 million shares of our common stock for gross cash proceeds of approximately $1.7 million and issued warrants to purchase 800,848 shares of our common stock. On July 8, 2002, we sold approximately 6.5 million shares of our common stock for gross cash proceeds of approximately $1.1 million and issued warrants to purchase 3,000 shares of our common stock. In order to prevent an over allotment of our authorized shares of common stock, our executive officers and directors each signed an agreement that waives his/her right to exercise his/her stock options until the earlier of stockholder approval by special meeting of an increase in our capital stock or a reverse split of our common stock, or the merger or sale of the Company. We are seeking stockholder approval of a 25 for 1 reverse split of our outstanding common stock at a Special Stockholder Meeting scheduled for September 5, 2002 (See footnote 15, Subsequent Events). As of the filing of this quarterly report on

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Form 10-Q, approximately 49.9 million shares of our 50 million shares of authorized common stock are outstanding or subject to warrants or reserved under our stock options plans.

     At June 30, 2002 our cash and investment balance was approximately $2.7 million. Subsequent to June 30, 2002 we raised net cash proceeds from the sale of our common stock noted above of approximately $1 million. We will not be able to continue as a going concern after October 2002 unless we succeed raising additional funds through public or private financings, including equity financings, or through other arrangements, merge with another company that has sufficient resources for us to continue our planned operations, or successfully out-license some or all of our technology. We may not be successful in raising additional funds, merging or selling the company, or out-licensing our technology or may not be able to do so at terms that are favorable to us. In addition, we currently have only approximately 75,000 shares of common stock authorized, unissued, and not reserved for issuance, so without increasing our available common stock, we will not be able to obtain sufficient financing through the sale of common stock as we have in the past. If the 25 for 1 reverse stock split is approved by our stockholders and effected, we will have approximately 48 million shares of common stock authorized and available for issuance in financing transactions. We do not know whether or not we will be able to secure sufficient new funds to continue our businesses. If we are not able to obtain sufficient funding within the time frame estimated by us, we will have to take other actions that we otherwise would not take, such as selling some or all of our intellectual property rights and restructuring our operations or a combination of these activities including the possibility of a restructuring or liquidation provided for by one of the sections of the United States Bankruptcy Code.

     In June 2002, we retained an investment banker and financial advisor to assist us in searching out strategic alternatives, including the sale or merger of the Company or any of our businesses. In addition, we are in discussions with several other pharmaceutical companies for the out-licensing of some of our neurology technology platforms, or a sale of the Company.

     On June 12, 2002, the Nasdaq Stock market (“Nasdaq”) notified us that we have until September 10, 2001 to comply with Nasdaq’s minimum bid price requirement of $1.00 per share and other requirements for continued listing of shares of our common stock on the Nasdaq National Market. We do not know whether we will be able to be in compliance with Nasdaq’s minimum bid price requirement by September 10, 2002, however, we are seeking the approval of our stockholders a special meeting to be held on September 5, 2002, of a 25 for 1 reverse split of our outstanding common stock. We hope that we will be able to regain compliance with the minimum bid price requirement if the reverse stock split is effected. If we are not able to regain compliance, we will likely appeal a determination that we be delisted from the Nasdaq National Market, or we may file an application to be transferred to the Nasdaq SmallCap Market prior to September 10, 2002. If we file such an application and if Nasdaq accepts it, we would have another 90 days, or until December 9, 2002, to comply with the Nasdaq SmallCap Market’s minimum bid price requirement.

         On August 12, 2002, Nasdaq notified us that we are not in compliance with Nasdaq’s requirement to maintain a minimum market value of publicly held shares of $5,000,000 for continued listing on the Nasdaq National Market. We have until November 11, 2002 to regain compliance with Nasdaq’s minimum market value requirement by maintaining a minimum market value of publicly held shares of $5,000,000 or greater for a minimum of 10 consecutive trading days by that date. The proposed reverse stock split itself will not affect the market value of our publicly held shares, and we do not know whether we will be able to regain compliance with the Nasdaq National Market’s listing standards by November 11, 2002. If we are unable to demonstrate compliance by that date, we may appeal a determination that we be delisted from the Nasdaq National Market, or we may decide to file an application to be transferred to the Nasdaq SmallCap Market prior to November 11, 2002. However, to do so, we would have to satisfy the continued listing requirements for that market, which include a minimum market value of publicly held shares of $1,000,000 and a minimum bid price of $1.00.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. From our inception on June 15, 1987 through June 30, 2002, we incurred a cumulative loss of approximately $135.5 million. During the six-month period ended June 30, 2002, we incurred a loss of approximately $11.5 million. Our cash burn rate during the three-month period ended June 30, 2002 was approximately $5.1 million. We anticipate that our cash burn will be reduced to approximately $2.4 million, or lower, per quarter, which should begin to take effect during the three-month period ending September 30, 2002. At June 30, 2002 we had cash, cash equivalents, marketable securities and short-term investments of approximately $2.7 million. Subsequent to June 30, 2002 we raised net cash proceeds from the sale of our common stock noted above of approximately $1 million. Therefore, we will need to raise additional funds by October 2002, or sooner, through public or private financings, including equity financings, which would require an increase in our authorized and available common stock as described above, or through other arrangements, to continue operating our businesses, including out-licensing our technology, to meet our short-term and long-term cash needs. Additionally, we continue to seek additional sources of financing at the most favorable terms available to us.

Use of Estimates

     The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, cash requirements resulting from estimating: planned research and development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our product candidates and other major business assumptions. Based on these and other estimates, we have estimated that our current working capital plus funds raised or funds we are seeking to raise subsequent to the six-month period ended June 30, 2002 will be sufficient for us to continue as a going concern and therefore have prepared the financial statements on that basis Actual results could differ from our estimates. If these estimates prove to be wrong, we may not be able to continue as a going concern.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments of commercial paper and demand notes with original maturities of 90 days or less.

Marketable Securities and Short-Term Investments

     We classify investments in debt and equity securities among three categories: held-to-maturity, trading, and available-for-sale. As of June 30, 2002, all of our debt and equity securities holdings were categorized as available-for-sale. We carry available-for-sale securities at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We use quoted market prices to determine the fair value of these investments.

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

Stock-Based Compensation

     We account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with SFAS 123.

Revenue Recognition

     We recognize revenue from each sale contract over each sale contract’s operative life and after all contingencies related to us being due receipt of such revenue are eliminated.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Results of Operations

     From the inception of the Company in 1987 through June 30, 2002, we incurred a cumulative net loss of approximately $135.5 million. We expect that our operating expenses will decrease in the immediate future as compared to the same period last year due to the shift in our strategic focus and the discontinuation of the operations of our functional genomics business on July 31, 2002. If we are able to raise sufficient additional funds, further discovery and maintenance of our neurology drug candidate platforms and development of our in-licensed anti-cancer drug candidates will likely cause our operational expenses to increase over the next several years. We expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under strategic alliances with larger pharmaceutical companies that we are currently seeking. The following is unaudited segment financial information related to our pharmaceutical business and our functional genomics business:

	Pharmaceutical Business		Functional Genomics Business		Consolidated

	Three-Months Ended June 30,		Three-Months Ended June 30,		Three-Months Ended June 30,

	2002	2001	2002	2001	2002	2001

Revenues	—	—	190,972	8,334	190,972	8,334
Research and development(1)	3,233,375	4,779,096	594,857	(28,526)	3,828,232	4,750,570
General and administrative	1,076,176	1,774,481	333,124	220,255	1,409,300	1,994,736
Other (Inc) Exp, net	(10,710)	(81,025)	104,246	(13,418)	93,536	(94,443)

(1)	For the three-months ended June 30, 2001, for the functional genomics business, amount includes the reversal of non-cash compensation expense of $403,197 previously recorded.

	Pharmaceutical Business		Functional Genomics Business		Consolidated

	Six-Months Ended June 30,		Six-Months Ended June 30,		Six-Months Ended June 30,

	2002	2001	2002	2001	2002	2001

Revenues	—	—	210,973	8,334	210,973	8,334
Research and development	7,434,539	7,634,697	1,317,816	922,808	8,752,355	8,557,505
General and administrative	2,078,108	3,237,691	809,703	557,770	2,887,811	3,795,461
Other (Inc) Exp, net	(20,862)	(88,790)	37,229	(135,344)	16,367	(224,134)

Results of Operations for the Three-Month Period Ended June 30, 2002 Compared to the Three-Month Period Ended June 30, 2001

Pharmaceutical Business

     We had no revenues during the three-month periods ended June 30, 2002 and 2001.

     Research and development expenses for the three-month period ended June 30, 2002 compared to 2001 decreased due primarily to the reduction of costs related to our clinical trial for Neotrofin in the treatment of patients with Alzheimer’s disease that ended in April 2002, causing a decrease in outside clinical research site costs, a decrease in product manufacturing costs, a decrease in salary and related benefit costs due to an decrease in research and development personnel, and a decrease in research grant expense due to a decrease in the commitments maintained by us. These decreases were partially offset by a charge of $102,997 for personnel severance related expenses, increases in pre-clinical costs related to our neurology drug candidates due to the initiation of several new activities associated with our neurology drug platforms, consulting expenses caused by the increase in pre-clinical activity, and general business expenses related to the development of our oncology related drug candidates.

     General and administrative expenses for the three-month period ended June 30, 2002 compared to 2001 decreased due primarily to a general decrease in personnel during the three-month period ended June 30, 2002, an early termination fee paid in 2001, decreases in legal and financial printing fees, consulting expenses and investor relations outside expenses, travel and lodging expenses, officer relocation expenses, and an increase in business activities in our functional genomics business that caused an increase in the amount of general and administrative expense allocated to our functional genomics business. These decreases were partially offset by a charge of $76,763 related to personnel severance related expenses and a contingent licensing fee of approximately $100,000 that we incurred during the three-month period June 30, 2002.

Functional Genomics Business

     Revenue for the three-month period ended June 30, 2002 resulted from technology out-licensing agreements entered into during the second and fourth quarter of 2001. We are obligated to pay to UCI 25% of all payments received under these agreements. We received initial payments of $300,000 aggregate cash proceeds from entering into these agreements. Additionally, during the three-month period ended June 30, 2002, we received the first milestone payment of

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

$250,000 from Pfizer Inc. under our technology out-license agreement dated March 15, 2001 with Pfizer. This milestone payment became due at the time Pfizer formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on our technology that we licensed to Pfizer. Under these agreements, we entered into strategic alliances with Pfizer for investigating potential drug targets. In accordance with our revenue recognition policy the initial payments, less amounts owed to UCI, will be recognized as revenue over a three-year period from the date of inception of the respective agreement, whereas substantive milestone payments will be recognized as revenue upon receipt, less amounts owed to UCI.

     Research and development expenses for the three-month period ended June 30, 2002 compared to 2001 increased due primarily to increases in occupancy and facility costs due to the building sub-lease entered into in November 2001, salaries and related benefit costs due to additions to research and development personnel, depreciation related to acquisitions of equipment and leasehold improvements, and lab supplies and outside contract research due to increased business activities in 2002 compared to the same period in 2001. These increases were partially offset by a decrease in grant expense caused by a decrease in the commitments maintained by us, and lower compensation charges associated with stock and stock options granted to employees and officers below fair market value. The decrease in the compensation charge resulted from a non-recurring charge during the three-month period ended March 31, 2001 related to the grant of common stock to one individual and from a decrease in deferred compensation related to stock options granted to employees and officers below fair market value at an exercise price of $1.00 per share. The decrease in deferred compensation resulted from us receiving an appraisal in July 2001 that valued NeoGene common stock at $18 per share, which was $27 less per share than the amount estimated in the three-month period, ended March 31, 2001. Due to this change in estimate, we reversed $403,197 of compensation expense in the three-month period ended June 30, 2001 than had been previously recorded associated with these stock and stock option grants.

     General and administrative expenses for the three-month period ended June 30, 2002 compared to 2001 increased due primarily to increased business activities that caused an increase in the allocated expenses from NeoTherapeutics representing primarily salary and related personnel expenses and an increase in depreciation expense due to the acquisition of office furniture and fixtures. These increases were partially offset by a decrease in deferred compensation related to stock options granted to employees and officers below fair market value at an exercise price of $1.00 per share. The decrease in deferred compensation resulted from us receiving an appraisal in July 2001 that valued NeoGene common stock at $18 per share, which was $27 less per share than the amount estimated in the three-month period, ended March 31, 2001. Due to this change in estimate, we reversed $72,383 of compensation expense in the three-month period ended June 30, 2001 that had been previously recorded associated with these stock and stock option grants.

     Other (income) expense for the three-month period ended June 30, 2002 compared to 2001 decreased due primarily to a decrease in the fair market value of a marketable security investment that we determined to be other than temporary of approximately $50,000 and a decrease in interest income resulting from lower average marketable security balances and lower interest rates.

Results of Operations for the Six-Month Period Ended June 30, 2002 Compared to the Six-Month Period Ended June 30, 2001

Pharmaceutical Business

     We had no revenues during the six-month periods ended June 30, 2002 and 2001.

     Research and development expenses for the six-month period ended June 30, 2002 compared to 2001 decreased due primarily to the reduction of costs related to our clinical trial for Neotrofin in the treatment of patients with Alzheimer’s disease that ended in April 2002, causing a decrease in outside clinical research site costs, a decrease in product manufacturing costs, a decrease in salary and related benefit costs due to an decrease in research and development personnel, a decrease in research grant expense due to a decrease in the commitments maintained by us, and a general decrease in personnel during the three-month period ended June 30, 2002. These decreases were almost entirely offset by a charge of $102,997 for personnel severance related expenses, increases in pre-clinical costs related to our neurology drug candidates due to the initiation of several new activities associated with our neurology drug platforms, consulting expenses caused by the increase in pre-clinical activity, and general business expenses related to the development of our oncology related drug candidates.

     General and administrative expenses for the six-month period ended June 30, 2002 compared to 2001 decreased due primarily to a general decrease in personnel during the six-month period ended June 30, 2002, an early termination fee paid in 2001, decreases in legal and financial printing fees, consulting expenses and investor relations outside expenses, travel and lodging expenses, officer relocation expenses, and an increase in business activities in our functional genomics business that caused an increase in the amount of general and administrative expense allocated to our functional genomics business. These decreases were partially offset by a charge of $76,763

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

related to personnel severance related expenses and a contingent licensing fee of approximately $100,000 that we incurred during the three-month period ended June 30, 2002.

Functional Genomics Business

     Revenue for the six-month period ended June 30, 2002 resulted from technology out-licensing agreements entered into during the second and fourth quarter of 2001. We are obligated to pay UCI 25% of all payments received under these agreements. We received initial payments of $300,000 aggregate cash proceeds from entering into these agreements. Additionally, during the six-month period ended June 30, 2002, we received the first milestone payment of $250,000 from Pfizer Inc. under our technology out-license agreement dated March 15, 2001 with Pfizer. This milestone payment became due at the time Pfizer formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on our technology that we licensed to Pfizer. Under these agreements, we entered into strategic alliances with Pfizer for investigating potential drug targets. In accordance with our revenue recognition policy the initial payments will be recognized as revenue, less amounts owed to UCI, over a three-year period from the date of inception of the respective agreement, whereas substantive milestone payments will be recognized as revenue upon receipt, less amounts owed to UCI.

     Research and development expenses for the six-month period ended June 30, 2002 compared to 2001 increased due primarily to increases in occupancy and facility costs due to the building sub-lease entered into in November 2001, an increase in salaries and related benefit costs due to additions of research and development personnel, an increase in depreciation related to acquisitions of equipment and leasehold improvements, an increase in grant expense caused by an increase in the commitments maintained by us, and an increase in lab supplies and outside contract research due to increased business activities in 2002 compared to the same period in 2001. These increases were partially offset by lower compensation charges associated with stock and stock options granted to employees and officers below fair market value. The decrease in the compensation charge resulted from a non-recurring charge during the three-month period ended March 31, 2001 related to the grant of common stock to one individual and from a decrease in deferred compensation related to stock options granted to employees and officers below fair market value at an exercise price of $1.00 per share. The decrease in deferred compensation resulted from us receiving an appraisal in July 2001 that valued NeoGene common stock at $18 per share, which was $27 less per share than the amount estimated in the three-month period, ended March 31, 2001. Due to this change in estimate, we reversed $403,197 of compensation expense in the six-month period ended June 30, 2001 that had been previously recorded associated with these stock and stock option grants.

     General and administrative expenses for the six-month period ended June 30, 2002 compared to 2001 increased due primarily to increased business activities that caused an increase in the allocated expenses from NeoTherapeutics representing primarily salary and related personnel expenses and an increase in depreciation expense due to the acquisition of office furniture and fixtures. This increase was partially offset by a decrease in deferred compensation related to stock options granted to employees and officers below fair market value at an exercise price of $1.00 per share. The decrease in deferred compensation resulted from us receiving an appraisal in July 2001 that valued NeoGene common stock at $18 per share, which was $27 less per share than the amount estimated in the three-month period, ended March 31, 2001. Due to this change in estimate, we reversed $72,383 of compensation expense in the three-month period ended June 30, 2001 that had been previously recorded associated with these stock and stock option grants.

     Other (income) expense for the six-month period ended June 30, 2002 compared to 2001 decreased due primarily to a decrease in the fair market value of a marketable security investment that we determined to be other than temporary of approximately $50,000 and a decrease in interest income resulting from lower average marketable security balances and lower interest rates.

Subsequent Events Affecting Future Results

Sale and Issuance of Common Stock and Warrants

     On July 8, 2002 we sold 6,470,588 shares of our common stock under our shelf registration statement at a negotiated purchase price of $0.17 per share for gross cash proceeds of approximately $1.1 million. The placement agents received warrants to purchase up to at total of 3,000 shares of our common stock at an exercise price of $0.30 per share. The fair value of the warrants was estimated to be $360 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $84,000.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Discontinued Operations

     On July 19, 2002 we committed ourselves to a formal plan to discontinue the operations of our functional genomics business. The discontinuation date was July 31, 2002. As of this date, the functional genomics business stopped operating with exception to the administration of the closing of the business and the two Pfizer collaboration agreements that we will retain, if we are successful in our negotiations with UCI. We plan to liquidate some of the functional genomics business assets. At June 30, 2002, the remaining assets and liabilities of the business, excluding cash and cash equivalents and investments in marketable securities include the following:

As of June
30, 2002

Assets
Equipment and furnishings	$1,014,169
Leasehold improvements	27,563
Accumulated depreciation	(101,546)

$940,186

Liabilities
Accounts payable and accrued expenses	$168,099
Accrued payroll	14,896
Capital lease obligation	335,310
Deferred revenue and other	161,414

$679,719

     In addition to the liabilities shown above, we remain liable under our facility operating sub-lease with the University of California, Irvine. This lease ends in October 2006, and aggregate lease payments from the June 30, 2002 to the end date is estimated to be approximately $1.8 million, including basic rent of approximately $1.5 million.

     We expect to incur a loss on discontinuation of our functional genomics business of approximately $1.6 million, consisting of loss on the disposal of equipment of approximately $850,000 and a net sub-lease obligation of $750,000. Our net sub-lease obligation assumes that we will require one year to sub-lease the former functional genomics facility and that we will do so at a lease rate that will provide aggregate lease payment proceeds less than our remaining sub-lease obligation. The loss on the disposal of equipment and furnishings is calculated using a fair market value estimate of 25% of original cost, except in the case of one piece of laboratory equipment that is leased under the Master Lease Agreement between NeoTherapeutics and an equipment lessor. This asset was originally financed for approximately $500,000 and is currently encumbered by the remaining capital lease obligation of $335,310. The capital lease has a fair market value purchase option at the end of the lease term. Due to the terms of the lease, we determined that this asset’s residual value is zero. We cannot estimate sale proceeds, if any, from the possible sale of assets of our functional genomics business, therefore, we have not included any amount in the calculation of our loss on the disposal of our functional genomics business.

     Reverse Stock Split

     On July 19, 2002 our Board of Directors approved a 25-for-1 reverse split of our outstanding common stock. The reverse stock split is subject to stockholder approval. A Special Meeting of Stockholders is scheduled for September 5, 2002 to vote on this matter.

     NASDAQ Notification

         On August 12, 2002, Nasdaq notified us that we are not in compliance with Nasdaq’s requirement to maintain a minimum market value of publicly held shares of $5,000,000 for continued listing on the Nasdaq National Market. We have until November 11, 2002 to regain compliance with Nasdaq’s minimum market value requirement by maintaining a minimum market value of publicly held shares of $5,000,000 or greater for a minimum of 10 consecutive trading days by that date. The proposed reverse stock split itself will not affect the market value of our publicly held shares, and we do not know whether we will be able to regain compliance with the Nasdaq National Market’s listing standards by November 11, 2002. If we are unable to demonstrate compliance by that date, we may appeal a determination that we be delisted from the Nasdaq National Market, or we may decide to file an application to be transferred to the Nasdaq SmallCap Market prior to November 11, 2002. However, to do so, we would have to satisfy the continued listing requirements for that market, which include a minimum market value of publicly held shares of $1,000,000 and a minimum bid price of $1.00.

     Significant Change in Management

         On August 16, 2002, Dr. Alvin J. Glasky retired from his positions as Chairman of our Board of Directors, Chief Executive Officer and Chief Science Officer. In connection with his retirement, we have entered into an agreement with Dr. Glasky pursuant to which he will continue to act as a consultant to the Company, and which provides for the payment of approximately $112,500 in severance benefits through December 31, 2002, accrued vacation benefits and deferred salary of approximately $54,000, and approximately $106,000, representing the repayment of certain loans from Dr. Glasky to us, net of other offsets. Dr. Rajesh C. Shrotriya, our President and Chief Operating Officer, was appointed to succeed Dr. Glasky as Chairman and Chief Executive Officer.

Financial Condition

     From inception through June 30, 2002, we financed our operations primarily through sales of securities, borrowings, grants, deferred payment of salaries and other expenses from related parties and payments received from technology out-license agreements.

     At June 30, 2002, we had a net working capital deficiency of approximately $1 million. Our working capital included cash and cash equivalents of approximately $2.45 million and marketable securities and short-term investments of approximately $0.3 million. In comparison, at December 31, 2001, we had positive net working capital of approximately $2.8 million, which included cash and cash equivalents of approximately $0.75 million and short-term investments of approximately $6.4 million. The $3.8 million decrease in net

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

working capital during the six-month period ended June 30, 2002 is attributable primarily to the loss of approximately $11.5 million, less non-cash compensation and other items of approximately $0.9 million. Additionally, we used $0.6 million to pay capital lease obligations and other items. These uses of working capital were offset by net cash proceeds of approximately $7.4 million from the sale of shares of our common stock.

     We are in the development-stage and devote substantially all of our efforts to research and development. We incurred cumulative losses of approximately $135.5 million through June 30, 2002, and expect to incur substantial losses over the next several years. We have historically funded our operations with funds from public offerings and private placement equity offerings. We will require substantial additional funds by October 2002, or sooner, in order to continue and complete the research and development activities currently contemplated and to commercialize our proposed products. Our future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within our control.

Contractual and Commercial Obligations

Debt and Capital Leases

     Future installments of debt principal on capital lease obligations are as follows:

Year Ending
December 31:	Amount

2002	$592,798
2003	33,381

$626,179

Facility, Property and Equipment Operating Leases

     Minimum lease requirements for the remainder of the year ending December 31, 2002 and for the years ending December 31, 2003 through 2006 under the property and equipment leases are as follows:

Year Ending
December 31:	Amount

2002	$464,400
2003	944,200
2004	681,600
2005	405,800
2006	171,500

$2,667,500

Research and Fellowship Grants

     We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During the three-month period ended June 30, 2002, several grants were completed and we terminated one of our commitments, as provided for under the commitment agreements. At June 30, 2002, we had non-binding commitments to pay approximately $50,000 during the remainder of 2002 to the University of California, Irvine to conduct general scientific research programs.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Joint Ventures

     In September 1999, we entered into a three-year joint venture agreement with the University of California, Irvine (or UCI) to assist in the marketing and commercialization of discoveries made by certain members of its functional genomics science department. We were obligated under the agreement to fund the joint venture for three years with minimum payments of $2.0 million over the life of the agreement, all of which has been paid. The agreement is cancelable by either UCI or us upon giving thirty days notice. We have the right of first refusal to acquire the licensing rights to any new discoveries and UCI retains ownership rights to all discoveries under the agreement. On July 19, 2002 we committed ourselves to a formal plan to discontinue the operations of our functional genomics business. The discontinuance date was July 31, 2002. As of this date, the functional genomics business stopped operating with exception to the administration of the closing of the business and the two Pfizer collaboration agreements that will remain in effect, if we are successful in our negotiations with UCI. We will cancel our joint venture agreement in conjunction with the discontinuation of our functional genomics business.

     On April 17, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals, Ltd. of Mumbai, India (“JBCPL”) and created a new entity, NeoJB, LLC, a Delaware limited liability company (“NeoJB”). We will own 80% of NeoJB and a JBCPL subsidiary will own 20% of NeoJB. The business operations of NeoJB will initially be to seek U.S. regulatory approval on JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses. No activity has occurred under this joint venture because we have not had sufficient funds available. Therefore, we have agreed with JBCPL that it is not under any obligation to continue with its responsibilities under the joint venture agreement and may seek a different partner instead of us at any time.

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

     Our investments during the six-month period ended June 30, 2002 and as of June 30, 2002 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair market value of these investments but do not affect the interest earnings. Because these financial instruments are considered “available for sale,” we record all changes in fair market value in stockholders’ equity as “Accumulated other comprehensive income (loss)” until the investment is either sold or matures, at which time the gain or loss, if any, is recognized as a realized gain or loss in the statement of operations. If a 10% change in interest rates were to have occurred on June 30, 2002, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with the credit ratings of corporations whose bonds we have purchased. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of these corporate bonds may significantly decrease. If these companies were to default on their corporate bonds, we may lose part or all of the principal amount of our investment. We believe that we effectively manage this market risk by diversifying our corporate bond investments by purchasing a few bonds of many large, well-known, companies in a variety of industries.

     As of June 30, 2002, we had one investment of approximately $61,000 in WorldCom, Inc. corporate bonds that matures on May 15, 2003. The fair market value of these corporate bonds at June 30, 2002 was approximately $10,000, based on a market quotation. In July 2002, WorldCom Inc. and its subsidiaries filed a voluntary jointly administered petition under the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the corporate bonds, therefore, we consider the impairment as other than temporary and have recorded a loss for approximately $50,000 in other expense during the three-month period ended June 30, 2002.

     Our primary exposures relate to (1) interest rate risk on borrowings, (2) our ability to pay or refinance our borrowings at maturity at market rates, (3) interest rate risk on our investment portfolio, and (4) credit risk of the companies’ bonds in which we invest. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. We manage interest rate risk on our outstanding borrowings by using fixed rate debt. While we cannot predict or manage our ability to refinance existing borrowings and investment portfolio, we evaluate our financial position on an ongoing basis.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

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

     On August 16, 2002, Dr. Alvin J. Glasky retired from his positions as Chairman of our Board of Directors, Chief Executive Officer and Chief Science Officer. In connection with his retirement, we have entered into an agreement with Dr. Glasky pursuant to which he will continue to act as a consultant to the Company, and which provides for the payment of approximately $112,500 in severance benefits through December 31, 2002, accrued vacation benefits and deferred salary of approximately $54,000, and approximately $106,000, representing the repayment of certain loans from Dr. Glasky to us, net of other offsets. Dr. Rajesh C. Shrotriya, our President and Chief Operating Officer, was appointed to succeed Dr. Glasky as Chairman and Chief Executive Officer.

Pharmaceutical Business

     The preliminary results of a recently completed pivotal clinical trial of Neotrofin in patients with mild to moderate Alzheimer’s disease indicated that there was no statistical difference in the performance of patients taking Neotrofin when compared to patients taking placebo. Preliminary results from our phase 2 study of Neotrofin in patients with Parkinson’s disease demonstrated positive acute benefits in tests of motor function. Analysis of the complete data set from this study is ongoing. We will await the results from our ongoing phase 2 studies of Neotrofin in other indications and the conclusion of discussions with potential strategic alliance partners, prior to moving forward with additional clinical studies of Neotrofin. No further resources will be used for the development of Neotrofin in the treatment of patients with Alzheimer’s disease.

     During the three-month period ended June 30, 2002, we shifted our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program continues seeking drug candidate in-licenses for further development and strategic alliances for these drug candidates. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our burn rate fell from approximately $7 million per quarter to approximately $5.1 million during the three-month period ended June 30, 2002 and is expected to continue to fall to approximately $2.4 million, or lower, per quarter beginning in the second half of 2002. The recent and the prospective reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel representing an approximate 43% reduction in personnel since April 2002, management personnel electing to have their salaries either deferred or reduced between 10% and 20%, depending on position, for up to 90 days beginning July 1, 2002, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies, a reduction in our research and fellowship grant commitments, and the discontinuation of the operations of our functional genomics business.

     Our nervous system drug platforms’ drug candidates, target indications and phase of development based on our shift in strategic focus are summarized in the following tables:

NERVOUS SYSTEM

NEUROREGENERATION PLATFORM

Drug Candidate	Target Indication	Phase of Development/Status

Neotrofin	Parkinson’s disease	Phase 2:	Phase 2 study in process of completion
	Peripheral neuropathy	Phase 2:	Study in progress for the treatment of chemotherapy-induced peripheral neuropathy
	Spinal cord injury	Phase 2:	Phase 2 study in progress
	Other neurodegenerative and psychiatric diseases	Pre-clinical

Additional compounds	Neurodegenerative diseases	Pre-clinical

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

ATTENTION/COGNITION PLATFORM

Drug Candidate	Target Indication	Phase of Development/Status

AIT-034	Dementia	Pre-clinical:	IND filed in 2001

NEO-339	Attention deficit hyperactivity disorder and mild cognitive impairment	Pre-clinical:	IND expected to be filed in 2002/2003*

Additional compounds	Cognitive and attentional disorders	Pre-clinical

*	- Assumes availability of financial resources.

ANTIPSYCHOTIC PLATFORM

Drug Candidate	Target Indication	Phase of Development/Status

NEO-376 and NEO-392	Psychosis and schizophrenia	Pre-clinical

Additional compounds	Psychosis, schizophrenia, depression, anxiety, pain	Pre-clinical

     We are completing the ongoing clinical trials for Neotrofin in Parkinson’s disease, spinal cord injury, and treatment of chemotherapy-induced neuropathy. Depending upon the results of these clinical trials, we will determine whether to support any more clinical studies or await strategic alliances with other pharmaceutical companies. We do not intend to conduct any other clinical trials for Neotrofin or our other neurology drug candidates unless financial resources become available.

     We are working towards developing strategic alliances with other pharmaceutical companies to further develop our neurology compounds and are currently in negotiations with several potential partners. We believe that if we are successful in our negotiations and are able to establish a strategic alliance for one or more of our neurology compounds, we may receive payments related to further product candidate development and on product sales if the compounds are ever approved for marketing and are sold. However, no such strategic alliances have been established and we cannot be certain that we will be able to establish any, or if so, on what terms.

ONCOLOGY

     Our oncology program’s drug candidates, target indications and phase of development based on our shift in strategic focus is summarized in the following table:

ANTI-CANCER PLATFORM

Drug Candidate	Target Indication	Phase of Development/Status

Satraplatin	Prostate cancer	Phase 3:	Study expected to begin in 2002*

Neoquin	Bladder cancer	Phase 2:	Study in progress
	Radiation sensitization	Phase 1/2:	Study expected to begin in 2003*

Elsamitrucin	Non-Hodgkin’s lymphoma	Phase 2:	Study expected to begin in 2002/2003*

*	- Assumes availability of financial resources.

     We do not intend to initiate new clinical trials on our lead anti-cancer drug candidate satraplatin and our other oncology drug candidates unless financial resources become available. All of these drugs are in the late stage of development.

     We are working towards developing strategic alliances with other pharmaceutical companies to further develop our anti-cancer compounds and are currently in negotiations with several potential strategic alliance partners. We believe that if we are successful in our negotiations and are able to establish a strategic alliance for one or more of our anti-cancer compounds, we may receive initial and milestone payments related to further product candidate development and rights to royalty payments on product sales if the compounds are ever approved for marketing and are sold. However, no such strategic alliances have been established and we cannot be certain that we will be able to establish any, or if so, on what terms.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

Functional Genomics Business

     NeoGene has two agreements with Pfizer Inc. for out-licensing two of our G-protein-coupled receptor, or GPCR, system discoveries.

     On May 10, 2002 we received the first milestone payment of $250,000 from Pfizer Inc. under our technology out-license agreement dated March 15, 2001 with Pfizer Inc. (the “Agreement”). This milestone payment became due at the time Pfizer formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on the technology that we licensed to Pfizer, and as described in the Agreement.

     On July 19, 2002 we committed ourselves to a formal plan to discontinue the operations of our functional genomics business as of July 31, 2002. As of this date, the functional genomics business stopped operating with exception to the administration of the closing of the business and the two Pfizer collaboration agreements that will remain in effect. We plan to liquidate some of the functional genomic business assets (See the discussion under the subheading “Discontinued Operations” included under the subheading “Subsequent Events Affecting Future Results”, above).

Risk Factors

     The risk factors described below are not intended to be complete. A more comprehensive list of factors that could affect our future operating results can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, in “Item 1. Description of Business” under the subheading “Risk Factors” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 in “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition”, under the subheading “Risk Factors”. Failure to satisfactorily achieve any of our objectives or avoid any of the below or other risks would likely have a material adverse effect on our business and results of operations.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. From our inception on June 15, 1987 through June 30, 2002, we incurred a cumulative loss of approximately $135.5 million. During the six-month period ended June 30, 2002, we incurred a loss of approximately $11.5 million. Our cash burn rate during the three-month period ended June 30, 2002 was approximately $5.1 million. We anticipate that our cash burn will be reduced to approximately $2.4 million, or lower, per quarter, which should begin to take effect during the three-month period ending September 30, 2002. At June 30, 2002 we had cash, cash equivalents, marketable securities and short-term investments of approximately $2.7 million. Subsequent to June 30, 2002 we raised net cash proceeds from the sale of our common stock noted above of approximately $1 million. Therefore, we will need to raise additional funds by October 2002, or sooner, through public or private financings, including equity financings, which would require an increase in our authorized and available common stock as described above, or through other arrangements, to continue operating our businesses, including out-licensing our technology, to meet our short-term and long-term cash needs. Additionally, we continue to seek additional sources of financing at the most favorable terms available to us. We do not know whether or not we will be able to secure sufficient new funds to continue our businesses. If we are not able to obtain sufficient funding within the time frame estimated by us, we will have to take other actions that we otherwise would not take, such as selling some or all of our intellectual property rights and restructuring our operations or a combination of these activities, including the possibility of a restructuring or liquidation provided for by one of the sections of the United States Bankruptcy Code.

     In June 2002, we received a determination letter from the Nasdaq Stock Market stating that we failed to meet the minimum bid price requirement of $1.00 per share for continued inclusion on the Nasdaq National Market. Accordingly, we had 90 calendar days, or until September 10, 2002 to (i) regain compliance by having the bid price of its Common Stock close at or above $1.00 per share for a minimum of ten consecutive trading days, or (ii) apply to transfer its Common Stock to the Nasdaq SmallCap Market which would

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

postpone delisting proceedings while Nasdaq evaluates our transfer application. If we cannot demonstrate compliance, or if Nasdaq does not approve our transfer application, Nasdaq would provide written notice that our common stock would be delisted. At this time, we have elected to attempt to regain compliance with the minimum bid price requirement of $1.00 per share for continued inclusion through a 25 for 1 reverse split of our outstanding common stock.

     We believe that, if the reverse stock split is approved, there is a greater likelihood that the minimum bid price of our common stock will be maintained at a level over $1.00 per share. There can be no assurance, however, that approval of the reverse stock split will succeed in raising the bid price of our common stock above $1.00 per share, or that a bid price of $1.00, if achieved, would be maintained, or that even if the Nasdaq’s minimum bid price requirements were satisfied, our common stock would not be delisted by the Nasdaq for other reasons.

         On August 12, 2002, Nasdaq notified us that we are not in compliance with Nasdaq’s requirement to maintain a minimum market value of publicly held shares of $5,000,000 for continued listing on the Nasdaq National Market. We have until November 11, 2002 to regain compliance with Nasdaq’s minimum market value requirement by maintaining a minimum market value of publicly held shares of $5,000,000 or greater for a minimum of 10 consecutive trading days by that date. The proposed reverse stock split itself will not affect the market value of our publicly held shares, and we do not know whether we will be able to regain compliance with the Nasdaq National Market’s listing standards by November 11, 2002. If we are unable to demonstrate compliance by that date, we may appeal a determination that we be delisted from the Nasdaq National Market, or we may decide to file an application to be transferred to the Nasdaq SmallCap Market prior to November 11, 2002. However, to do so, we would have to satisfy the continued listing requirements for that market, which include a minimum market value of publicly held shares of $1,000,000 and a minimum bid price of $1.00. There can be no assurance that we will be able to regain compliance with the Nasdaq National Market listing standards, or qualify for listing on the Nasdaq SmallCap Market.

     If our common stock is delisted from the Nasdaq National Market, we would likely seek to list our common stock on the Nasdaq SmallCap Market, if possible, or for quotation on the American Stock Exchange or a regional stock exchange, if available. However, listing or quotation on such a market or exchange could reduce the market liquidity for the common stock. If our common stock is not listed or quoted on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

     If our common stock is delisted from the Nasdaq National Market, we fail to obtain listing or quotation on another market or exchange, and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the low share price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if the share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity and the ability of investors to trade our common stock.

     We currently have 50,000,000 shares of common stock authorized under our Certificate of Incorporation. As of August 14, 2002, we had 39,752,812 shares outstanding, and 9,688,340 additional shares of common stock were subject to outstanding stock options and warrants. While most of these options and warrants have exercise prices that are well in excess of the current market price of the common stock, we must keep a sufficient number of its authorized but unissued common stock reserved for these options and warrants so long as they are outstanding. We have an additional 483,637 shares of Common Stock reserved for issuance under our 1991 Stock Incentive Plan, our 1997 Stock Incentive Plan and our Employee Stock Purchase Plan that are not subject to outstanding options. Consequently, we currently only have approximately 75,000 shares of common stock authorized, unreserved and available for issuance in financing transactions, and we will not be able to continue to finance our operations through the sale of our common stock as we have historically done, unless we are able to increase the amount of authorized but unissued and unreserved common stock we have available. If the reverse stock split is approved by our stockholders and effected, it will not affect the number of authorized shares. Accordingly, the reverse stock split will have the effect of creating additional authorized and unissued shares of the Company’s Common Stock, since the number of issued and outstanding shares of Common Stock, as well as the number of shares of Common Stock subject to options and warrants, will be reduced. If the Reverse Stock Split is approved and completed, the Company will have approximately 48,000,000 shares of Common Stock authorized, unreserved and available for issuance. However, even if the reverse stock split is approved, there can be no assurance that the Company will be able to obtain its required financing.

     Our need for additional funding is substantial and will be determined by the progress and cost of the development and commercialization of our products and other activities. We will require substantial additional funds in order to continue the research and development activities currently contemplated and to commercialize our proposed products. The source, availability, and terms of such funds have not been determined and there is no assurance that we will be able to obtain any funding on acceptable terms or at all.

     On August 16, Dr. Alvin J. Glasky retired from his positions as Chairman of our Board of Directors, Chief Executive Officer and Chief Science Officer. Dr. Rajesh C. Shrotriya, our President and Chief Operating Officer, was appointed to succeed Dr. Glasky in these positions. Dr. Glasky will remain as a member of our Board of Directors. Although Dr. Shrotriya has substantial prior business experience, he has not previously functioned in the capacity of a Chief Executive Officer and there can be no assurance that he will succeed in implementing our business and strategic plans.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (continued)

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

     We shifted our strategic focus from discovery and development of neurology drugs to discovery and strategic alliances for these drug candidates. Our oncology program will continue to seek in-licensing of drug candidates and the further development and strategic alliances for these drug candidates. As a result of these changes we made reductions in clinical, administrative and research personnel. We believe that we retained the correct, and a level of, personnel that are key to our success in executing our strategic focus. We may be wrong and later require additional personnel or personnel with skills different than those that we retained.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     See “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, subheading “Financial Market Risks,” above.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

     The following is a summary of transactions involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and have not been previously included in a quarterly report on Form 10-Q. Exemption from registration was relied upon under Section 4(2) of the Securities Act for all transactions listed.

     As of May 1, 2002, J.B. Chemicals & Pharmaceuticals, Ltd. (“JBCPL”), acquired a five-year warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.45 per share in connection with our entering into a joint venture arrangement with JBCPL. We made no solicitation in connection with JBCPL’s acquisition, other than communications with JBCPL; we obtained representations from JBCPL regarding its investment intent, experience and sophistication; and the warrant was not acquired in lieu of the payment of fees for services, or as part of a plan of financing.

     As of May 20, 2002, we issued 5,000 shares of our common stock to Mr. Satya Agarwala (“Agarwala”) as additional consideration for his assistance in arranging our joint venture arrangement with JBCPL. We made no solicitation in connection with the agreement, other than communications with Agarwala; we obtained representations from Agarwala regarding his investment intent, experience and sophistication; and the shares were not issued as part of a plan of financing.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at our Annual Meeting of Stockholders held on June 17, 2002:

1.	The following persons were elected as Class III directors to serve three-year terms expiring at the annual Meeting of Stockholder to be held in 2005, or until their successors are elected and qualified:

	Number of Votes Cast

		Authority
Name	For	Withheld

Alvin J. Glasky, Ph.D.	22,303,248	2,721,083
Ann C. Kessler, Ph.D.	22,436,574	2,587,787
Armin M. Kessler	22,437,658	2,586,673

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

The following persons continued their term of office as directors:

	Class of	Expiration of
Name	Director	Term

Samuel Gulko	I	2003
Eric L. Nelson, Ph.D.	I	2003
Paul H. Silverman, Ph.D., D.Sc.	I	2003
Mark J. Glasky	II	2004
Carol O’Cleireacain, Ph.D.	II	2004
Rajesh C. Shrotriya, M.D.	II	2004

2.	A proposal to approve the amended and restated 1997 stock incentive plan, which in part increases the number of shares of common stock issuable from 3,000,000 to 6,000,000 and increases the annual award limit from 100,000 shares to 740,000, was approved by the following vote:

	Votes Cast

				Broker Non-
	For	Against	Abstain	Votes

Number of Shares	6,293,429	5,709,104	112,832	12,908,966

ITEM 5. Other Information (not previously reported in a Form 8-K)

         On August 16, 2002, we issued a press release announcing that Nasdaq has informed us that we are not in compliance with Nasdaq’s requirement to maintain a minimum market value of publicly held shares of $5,000,000 for continued listing on the Nasdaq National Market. A copy of the press release is attached hereto as Exhibit 99.1.

         Also on August 16, 2002, we issued a press release announcing the retirement of Dr. Alvin J. Glasky as our Chairman, Chief Executive Officer and Chief Science Officer, and the appointment of Dr. Rajesh C. Shrotriya to replace Dr. Glasky as Chairman and Chief Executive Officer. In connection with his retirement, we have entered into an agreement with Dr. Glasky pursuant to which he will continue to act as a consultant to the Company, and which provides for the payment of approximately $112,500 in severance benefits through December 31, 2002, accrued vacation benefits and deferred salary of approximately $54,000, and the repayment of certain loans from Dr. Glasky to us of approximately $106,000, net of other offsets. A copy of the press release is attached hereto as Exhibit 99.2 and a copy of our Retirement Agreement and General Release with Dr. Glasky is attached hereto as Exhibit 10.4, and the foregoing summary of the Retirement Agreement is qualified by reference to the Agreement itself.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

4.1	Form of Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by this reference.)

4.2	Form of Warrant dated as of June 7, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by this reference.)

10.1	Securities Purchase Agreement dated as of June 5, 2002. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by this reference.)

10.2	Form of Securities Purchase Agreement dated as of June 7, 2002. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by this reference.)

10.3+	Form of Amended and Restated Notes from officers and directors.

10.4+	Retirement Agreement and General Release, dated as of August 16, 2002, by and between the Company and Dr. Alvin J. Glasky.

99.1+	Press Release dated August 16, 2002 regarding announcement of additional Nasdaq compliance date.

99.2+	Press Release dated August 16, 2002 regarding change in Chairman and Chief Executive Officer.

+	Filed herewith

(b)	Reports on Form 8-K

1.	The Company furnished a Report on Form 8-K on April 2, 2002 that announced that it is holding a conference call on Tuesday, April 2, 2002, at 10:30 a.m. Eastern Time to discuss issues and answer questions regarding its Form 10-K filing.

2.	The Company filed a Report on Form 8-K on April 25, 2002 to report that on April 19, 2002, the Company determined to dismiss its independent auditors, Arthur Andersen LLP, and to engage the services of Ernst & Young LLP as its new independent auditors.

3.	The Company filed a Report on Form 8-K on April 29, 2002 to report a press release issued on April 29, 2002, which announced the preliminary results of the Company’s recently completed clinical trial of Neotrofin™ in Alzheimer’s disease.

4.	The Company filed a Report on Form 8-K on April 29, 2002 to report a press release issued on April 29, 2002, which announced that the Company will host a conference call at 10:00 a.m. Eastern Time to discuss the preliminary results of its pivotal trial of Neotrofin™ in Alzheimer’s disease.

5.	The Company filed a Report on Form 8-K on May 1, 2002 to report a press release issued on May 1, 2002, which announced that the Company and J.B. Chemicals & Pharmaceuticals, Ltd. have formed a joint venture.

6.	The Company filed a Report on Form 8-K on May 7, 2002 to report a press release issued on May 7, 2002, which announced that the Company has shifted its strategic focus to out-licensing of neurology drug candidates and internal development of oncology drugs and will include strategic and restructuring changes to reduce the Company’s monthly expenses.

7.	The Company filed a Report on Form 8-K on June 3, 2002 to report a press release issued on May 30, 2002, which announced the interim results from its pilot study of Neotrofin™ in patients with early-stage Parkinson’s disease.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

8.	The Company filed a Report on Form 8-K on June 7, 2002 to report that on June 5, 2002, it entered into an agreement to sell 800,000 shares of its common stock at a negotiated purchase price per share of $0.35 and a warrant to purchase up to 200,000 shares of its common stock at an exercise price per share of $0.45 to an institutional investor for aggregate consideration of $280,000. The shares and warrant were issued pursuant to an effective Registration Statement on Form S-3.

9.	The Company filed a Report on Form 8-K on June 18, 2002 to report a press release issued on June 17, 2002, which announced that Nasdaq has notified it that it is not in compliance with the Nasdaq’s minimum bid price per share ($1.00) requirements for continued listing on the Nasdaq National Market, and that the Company has until September 10, 2002, to regain compliance with these rules.

10.	The Company furnished a Report on Form 8-K on June 18, 2002 which announced that it is holding its Annual Meeting of Stockholders on Monday, June 17, 2002, at 3:30 p.m. Pacific Standard Time, at which management for the Company will be making a presentation with accompanying slide presentation.

11.	The Company filed a Report on Form 8-K on June 18, 2002 to report a press release issued on June 12, 2002, which announced the completion of an offering of 5,935,483 million shares of its common stock at a negotiated purchase price per share of $0.2325 and warrants to purchase up to 593,548 shares of its common stock at a purchase price per share of $0.275 to two institutional investors for aggregate consideration of approximately $1,380,000.00. The shares and warrants were issued pursuant to an effective Registration Statement on Form S-3.

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOTHERAPEUTICS, INC.

Date: August 19, 2002	By:	/s/ Samuel Gulko

Samuel Gulko, Senior Vice President Finance, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

NEOTHERAPEUTICS, INC.
(A Development-Stage Enterprise)

Exhibit Index:

Exhibit No.	Description

4.1	Form of Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by this reference.)

4.2	Form of Warrant dated as of June 7, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by this reference.)

10.1	Securities Purchase Agreement dated as of June 5, 2002. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by this reference.)

10.2	Form of Securities Purchase Agreement dated as of June 7, 2002. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by this reference.)

10.3+	Form of Amended and Restated Notes from officers and directors.

10.4+	Retirement Agreement and General Release, dated as of August 16, 2002, by and between the Company and Dr. Alvin J. Glasky.

99.1+	Press Release dated August 16, 2002 regarding announcement of additional Nasdaq compliance date.

99.2+	Press Release dated August 16, 2002 regarding change in Chairman and Chief Executive Officer.

+	Filed herewith