Form 10-Q
period 2002-09-30
NEOTHERAPEUTICS INC
filed 2002-11-13
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

         (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-28782

NEOTHERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	93-0979187

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Technology Drive Irvine, California	92618

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(949) 788-6700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at November 11, 2002

Common Stock, $.001 par value	1,615,094

NEOTHERAPEUTICS, INC.

		Page No.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Statement Regarding Financial Information	3

	Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	4

	Condensed Consolidated Statements of Operations for the three-months ended September 30, 2002 and 2001 (unaudited) and for the nine-months ended September 30, 2002 and 2001 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2002 and 2001 (unaudited)	6-8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	33

ITEM 1.	Legal Proceedings	33

ITEM 2.	Changes in Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders	34

ITEM 5.	Other Information (not previously reported in a Form 8-K)	34

ITEM 6.	Exhibits and Reports on Form 8-K	34

SIGNATURES		35

NeoTherapeutics, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Statement Regarding Financial Information

         The condensed consolidated financial statements of NeoTherapeutics, Inc. (the “Company”) included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission. Due to the change in management and strategic direction announced on August 20, 2002, the Company does not believe that results will be indicative of results for future periods.

NEOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Current Assets:

Cash and cash equivalents	$41,440	$749,213

Marketable securities and short-term investments	254,982	6,407,388

Licensing fee receivable	2,000,000	—

Other receivables	106,887	474,007

Prepaid expenses and refundable deposits	244,131	386,229

Total current assets	2,647,440	8,016,837

Property and Equipment, at cost:

Equipment	4,881,278	5,397,052

Leasehold improvements	1,910,350	1,937,912

Accumulated depreciation and amortization	(3,259,828)	(2,646,103)

Property and equipment, net	3,531,800	4,688,861

Other Assets — refundable deposits	98,614	119,164

Total assets	$6,277,854	$12,824,862

Liabilities and Stockholders’ Equity

Current Liabilities:

Accounts payable and accrued expenses	$3,053,135	$4,186,085

Accrued payroll and related taxes	358,825	236,223

Current portion of capitalized lease obligations	333,568	654,434

Note payable to related party	—	135,574

Total current liabilities	3,745,528	5,212,316

Capital lease obligations, net of current portion	220,540	463,705

Deferred revenue and other non-current liabilities	230,377	361,831

Commitments and Contingencies (note 8)

Stockholders’ Equity:

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:

None issued or outstanding at September 30, 2002 and December 31, 2001	—	—

Common stock, par value $0.001 per share, 50,000,000 shares authorized:

Issued and outstanding, 1,590,112 and 951,086 shares at September 30, 2002 and December 31, 2001, respectively	1,590	951

Additional paid in capital	141,863,690	134,682,093

Deferred compensation	(283,473)	(1,889,628)

Notes receivable from directors and officers	(225,000)	(615,649)

Accumulated other comprehensive income	1,117	87,065

Accumulated deficit	(139,276,515)	(125,477,822)

Total stockholders’ equity	2,081,409	6,787,010

Total liabilities and stockholders’ equity	$6,277,854	$12,824,862

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

NEOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three-Months Ended		Nine-Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues	$2,008,334	$8,334	$2,219,307	$16,668

Operating expenses:

Research and development	2,685,555	4,710,184	11,437,910	13,267,689

General and administrative	461,201	1,508,790	3,349,012	5,304,251

Restructuring expenses	1,381,088	—	1,381,088	—

Total operating expenses	4,527,844	6,218,974	16,168,010	18,571,940

Loss from operations	(2,519,510)	(6,210,640)	(13,948,703)	(18,555,272)

Other income, net	166,378	85,077	150,011	504,209

Minority interest	—	146,547	—	(48,453)

Net loss	$(2,353,132)	$(5,979,016)	$(13,798,692)	$(18,099,516)

Basic and diluted net loss per share	$(1.50)	$(7.02)	$(11.23)	$(24.23)

Basic and diluted weighted average common shares outstanding	1,564,664	851,129	1,228,911	746,866

The accompanying notes are an integral part of these
condensed consolidated statements.

NEOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	September 30, 2002	September 30, 2001

Cash Flows From Operating Activities:

Net loss	$(13,798,692)	$(18,099,516)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	745,404	569,303

Impairment on investment in marketable security	50,904	—

Amortization of employee stock option compensation	375,146	1,155,144

Minority interest in net loss	—	(162,380)

Amortization of debt discount	—	9,827

Issuance of common stock for services	102,000	22,750

Beneficial conversion feature related to preferred stock of consolidated subsidiary	—	—

Amortization of discount on convertible debentures and beneficial conversion feature	—	—

Fair value of warrants issued for consulting services	—	—

Issuance of common stock in settlement of litigation	—	—

Offset of retirement benefit obligation to an officer against a note receivable from the officer	390,649	—

Compensation expense for extension of debt conversion agreements, net	—	—

Gain on sale of assets	—	—

Changes in operating assets and liabilities:

(Increase) decrease in other receivables, prepaid expenses and refundable deposits	(1,490,782)	49,459

(Decrease) increase in accounts payable and accrued expenses	(1,132,950)	(1,137,249)

Increase (decrease) in accrued payroll and related taxes	122,602	(1,024)

(Decrease) increase in other non-current liabilities	(131,454)	91,897

(Repayment of) proceeds from notes payable to related parties, net	(135,574)	(150,000)

Increase in employee expense reimbursement and accrued interest to related parties	—	—

Net cash used in operating activities	(14,902,747)	(17,651,789)

Cash Flows From Investing Activities:

Redemption (purchases) of marketable securities and short-term investments, net	6,015,555	(2,152,114)

Purchases of property and equipment	(59,121)	(1,034,038)

Increase (decrease) in other assets	20,550	(179,693)

Payment of organization costs	—	—

Proceeds from sale of equipment	470,779	—

Issuance of notes receivable	—	—

Net cash provided by (used in) investing activities	6,447,763	(3,365,845)

The accompanying notes are an integral part of these
condensed consolidated statements.

NEOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine-Months	Nine-Months
	Ended	Ended
	September 30, 2002	September 30, 2001

Cash Flows From Financing Activities:

Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	8,454,242	21,772,736

Payments made on capital lease obligations	(564,031)	(506,703)

Proceeds from issuance of common stock in consolidated Subsidiary	—	1,000

Proceeds from preferred stock issuance, net of offering costs and expenses	—	—

Proceeds from sale of preferred stock of consolidated Subsidiary, net of issuance costs and expenses	—	(4,684,193)

Proceeds from exercise of stock options and warrants	—	—

Proceeds from sale of convertible debentures, net of issuance costs	—	—

Proceeds from long-term debt	—	—

Proceeds from notes receivables from officers and directors for exercise of stock options	—	—

Purchase of preferred stock of consolidated Subsidiary	—	—

Payment of dividend on preferred stock of consolidated Subsidiary	—	(815,807)

Purchase of common stock and warrants	(143,000)	—

Purchase of Series C preferred stock	—	(300,000)

Dividends paid to preferred stockholders	—	—

Cash at acquisition	—	—

Net cash provided by financing activities	7,747,211	15,467,033

Net (decrease) increase in cash and cash equivalents	(707,773)	(5,550,601)

Cash and cash equivalents, beginning of period	749,213	6,158,375

Cash and cash equivalents, end of period	$41,440	$607,774

The accompanying notes are an integral part of these
condensed consolidated statements.

NEOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine-Months	Nine-Months
	Ended	Ended
	September 30, 2002	September 30, 2001

Schedule of Non-Cash Investing and Financing Activities:

Unrealized loss (gain) on marketable securities	$85,948	$(101,295)

Forfeiture of stock options in consolidated Subsidiary	$818,124	$—

Expiration of stock options granted to employees and non-employees below fair market value	$412,885	$—

Stock and stock options granted to employees and non-employees below fair market value	$—	$2,391,118

Fixed assets financed by capital leases	$—	$197,689

Conversion of subsidiary preferred stock into Company Series C preferred stock	$—	$—

Conversion of preferred stock and convertible debentures into shares of common stock	$—	$1,677,465

Retirement of preferred stock	$—	$3,977

Reclassification of warrants and other	$—	$453,348

Minority interest share of proceeds from issuance of common stock in consolidated Subsidiary	$—	$(100)

Financing of insurance policies and other assets	$—	$—

Issuance of warrants in connection with equity and debt financings	$—	$—

Dividends on preferred stock paid in shares of common stock	$—	$6,808

Conversion of other accrued liabilities into shares of common stock	$—	$—

Conversion of accrued interest into notes payable to related Parties	$—	$—

Conversion of revenue participation units into shares of common stock	$—	$—

The accompanying notes are an integral part of these
condensed consolidated statements.

NEOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2002
(Unaudited)

1. Organization and Business and Basis of Presentation, Liquidity and Going Concern

Organization and Business

Organization

         NeoTherapeutics, Inc., was incorporated in Colorado as Americus Funding Corporation (or AFC) in December 1987. In August 1996, AFC changed its name to NeoTherapeutics, Inc. and in June 1997, the Company was reincorporated in the state of Delaware. NeoTherapeutics had five subsidiaries at September 30, 2002: NeoOncoRx, Inc., 90.48% owned by NeoTherapeutics and incorporated in California in November 2000; NeoTherapeutics GmbH, wholly owned by NeoTherapeutics and incorporated in Switzerland in April 1997; NeoGene Technologies, Inc., 88.4% owned by NeoTherapeutics and incorporated in California in October 1999; NeoTravel, Inc., wholly owned by NeoTherapeutics and incorporated in California in April 2001; and NeoJB LLC, organized in California in April 2002 and intended to be 80% owned by NeoTherapeutics. Advanced ImmunoTherapeutics, Inc., a previously wholly owned subsidiary of NeoTherapeutics, was merged into NeoTherapeutics in 2001. Unless the context otherwise requires, all references to the “Company”, “we”, “our”, “us” and “NeoTherapeutics” refer to all of the companies above as a consolidated entity.

Business

We were a development stage pharmaceutical company through the second quarter ended June 30, 2002. Beginning in the third quarter ended September 30, 2002, we are no longer a development stage enterprise in that we have commenced our planned principal operations of (1) in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and (2) the discovery of neurology drugs and out-licensing these drug candidates to strategic partners and have generated revenue from these operations.

         Our functional genomics business is engaged in discovering gene functions and validating novel molecular targets for innovative drug development. On July 19, 2002, we adopted a formal plan to discontinue the operations of our functional genomics business. However, as part of a change in management and reassessment of the Company’s strategy in August 2002, we altered our plans to discontinue the operations and changed the focus of the business to out-licensing the genomics technology and the administration of two Pfizer collaboration agreements. We have eliminated all further functional genomics research operations and the associated research funding commitments to the University of California, Irvine.

         We conduct our pharmaceutical activities as NeoTherapeutics and NeoOncoRx, and our functional genomics activities as NeoGene Technologies.

Basis of Presentation, Liquidity and Going Concern

Basis of Presentation

         Our independent auditors issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, that included an explanatory paragraph regarding our ability to continue as a going concern. We have prepared the accompanying unaudited condensed consolidated financial statements under the assumption that we are a going concern. Accordingly, they do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would be required if we were not able to continue as a going concern. Additionally, the accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP

NEOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2002
(Unaudited)

for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain quarterly amounts have been reclassified to conform to the current period presentation. All share and per share information has been restated to affect for the 25-for-1 reverse split of our outstanding common stock approved on September 5, 2002 and executed on September 6, 2002.

Liquidity and Going Concern

         On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the discovery of neurology drugs and out-licensing these drug candidates to strategic partners. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our expense burn rate fell from approximately $7 million per quarter to approximately $5 million during the three-month period ended June 30, 2002 to approximately $3 million (excluding the restructuring charge and the GPC Biotech license fee revenue) during the three-month period ended September 30, 2002, and we expect it to continue to fall to approximately $1.5 million, or lower, per quarter beginning in the fourth quarter of 2002. The recent and the prospective reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel, representing an approximate 77% reduction in personnel since December 2001, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies, a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business.

         During the three-month period ended September 30, 2002, we sold 258,824 shares of our common stock for net cash proceeds of approximately $1 million and issued warrants to purchase 120 shares of our common stock at an exercise price of $7.50 per share.

         On September 5, 2002, our stockholders approved an amendment to our certificate of incorporation to effect a 25-for-1 reverse split of our outstanding common stock at a Special Meeting of Stockholders.

         As of the filing of this quarterly report on Form 10-Q, approximately 2.3 million shares of our 50 million shares of authorized common stock are outstanding or subject to warrants or reserved under stock option plans.

         On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, NeoTherapeutics may receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million upon signing (which was received in October of 2002) and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, NeoTherapeutics will be entitled to receive royalty payments based upon net sales.

         At September 30, 2002 our cash and investment balance was approximately $296,000. Subsequent to September 30, 2002 we received net cash proceeds from a licensing agreement with GPC Biotech AG of $2 million. We will not be able to continue as a going concern after December 2002 unless we succeed in raising additional funds through public or private financings, including equity financings, or through other arrangements, merge with another company that has sufficient resources for us to continue our planned operations, or successfully out-license some or all of our technology. We may not be successful in raising additional funds, selling the company, or out-licensing our technology, or we may not be able to do so at terms that are favorable to us. We do not know whether we will be able to secure sufficient new funds to continue our businesses. If we are not able to obtain sufficient funding within the

NEOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2002
(Unaudited)

time frame estimated by us, we will have to take other actions that we otherwise would not take, such as selling some or all of our intellectual property rights or further restructuring our operations, or a combination of these activities, including the possibility of a restructuring or liquidation provided for by one of the sections of the United States Bankruptcy Code.

         Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002 under the ticker symbol NEOT. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. We are currently not in compliance with this standard. There is no assurance that we will be able to regain compliance with this standard or maintain compliance with any of the other continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market. Please see “Risk Factors” under “Item 2 – Management’s Discussion and Results of Operations and Financial Condition” for alternatives should our common stock be delisted.

         In June 2002, we retained an investment banker and financial advisor to assist us in searching out strategic alternatives, including the sale or merger of the Company or any of our businesses. In September 2002, we terminated the services of the investment banker, however, we continue to discuss strategic alternatives with several pharmaceutical companies, including the out-licensing of some of our neurology technology platforms or oncology drug products, or a sale of the Company.

         As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the nine-month period ended September 30, 2002, we incurred a loss of approximately $13.8 million. Our burn rate during the three-month period ended September 30, 2002 was approximately $3.0 million, excluding the charges related to the restructuring and the revenue related to the GPC Biotech AG licensing agreement.

2. New Accounting Standards

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121), and amends Accounting Principles Board Statement No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of SFAS 144 were effective for us on January 1, 2002. The adoption of SFAS 144 did not have an impact on our consolidated financial position or results of operations.

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

         In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be

NEOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2002
(Unaudited)

measured and recorded at fair value. The provisions of SFAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

3. Joint Venture

         On April 17, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals, Ltd. of Mumbai, India (“JBCPL”) and created a new entity, NeoJB, LLC, a Delaware limited liability company (“NeoJB”). We will own 80% of NeoJB and a JBCPL subsidiary will own 20% of NeoJB. The business operations of NeoJB will initially be to seek U.S. regulatory approval on JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses. In conjunction with the formation of NeoJB, we granted a five-year warrant to JBCPL to purchase up to 4,000 shares of our common stock at an exercise price of $11.25 per share, equal to the market price of our common stock on the date of grant. The fair value of the warrant was estimated to be $38,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years.

         Minimal activity has occurred under this joint venture because we have not had sufficient funds available. Following the change in management on August 19, 2002, we have continued to develop the joint venture but have not entered into any commitments at this time.

         The Company is also reviewing other possible joint ventures to promote its strategic focus.

4. Marketable Securities

         As of September 30, 2002, we had one investment of approximately $61,000 in WorldCom, Inc. corporate bonds that matures on May 15, 2003. The fair market value of these corporate bonds at September 30, 2002 was approximately $7,000, based on a market quotation. In July 2002, WorldCom Inc. and its subsidiaries filed a voluntary jointly administered petition under the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the corporate bonds, therefore, we consider the impairment as other than temporary and recorded a loss for approximately $51,000 in other expense during the three-month period ended June 30, 2002.

5. Deferred Revenue

         As of September 30, 2002 and December 31, 2001, we had deferred revenue of $152,000 and $259,000, respectively, included in other non-current liabilities in our balance sheet.

         During 2001 we received initial payments totaling $300,000 under two licensing agreements that we have between our functional genomic business segment and Pfizer Inc. We are obligated to pay to the University of California, Irvine (“UCI”), 25% of all payments received from Pfizer under our agreement with UCI. On May 10, 2002, we received the first milestone payment of $250,000 from Pfizer Inc. under our technology out-license agreement dated March 15, 2001 with Pfizer. This milestone payment became due at the time Pfizer formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on the technology that we licensed to Pfizer. Under these agreements, we entered into strategic alliances with Pfizer for investigating potential drug targets. We may receive additional payments from Pfizer if they achieve certain milestones as defined in the agreements. In accordance with our revenue recognition policy these initial payments, less amounts owed to UCI, will be recognized as revenue over a three-year period from the date of inception of the respective agreement, whereas substantive milestone payments will be recognized as revenue, less amounts owed to UCI, upon receipt. We recognized licensing revenue related to this agreement of $219,307 during the nine-month period ended September 30, 2002. The two Pfizer agreements will remain in effect, if we are successful in our negotiations with UCI to extend the rights to the receptors underlying the two Pfizer agreements, following the reduction of operations at our NeoGene subsidiary.

NEOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2002
(Unaudited)

6. Co-Development and License Agreement with GPC Biotech AG

         On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the Co-Development and Licensing Agreement, NeoTherapeutics may receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million upon signing (which was received in October of 2002) and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be acquired. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, NeoTherapeutics will be entitled to receive royalty payments based upon net sales. In accordance with our revenue recognition policy this initial payment was recognized as revenue as the Company has satisfied its commitments under the license agreement.

7. Restructuring Expenses

         During the nine-month period ended September 30, 2002, we shifted our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the discovery of neurology drugs and out-licensing these drug candidates to strategic partners. As a result of this change in focus, we terminated all research efforts related to Neotrofin and functional genomics as well as reduced the level of research activity related to neurology. As part of the restructuring, 21 employees were terminated resulting in severance related expenses of $59,000, two senior executives retired and entered into retirement agreements with an associated expense of $704,000, the Company exchanged assets for certain payables to the University of California, Irvine which resulted in a net loss of $312,000 and the Company incurred restructuring related administrative and legal expenses of $306,000 during the quarter. As of September 30, 2002, we had completed substantially all of the activities related to the restructuring except for a review of possible impairment related to the Company’s property, plant and equipment. We expect that this review will be completed by December 31, 2002.

         Effective August 16, 2002, Dr. Alvin J. Glasky retired from his positions as Chairman of our Board of Directors, Chief Executive Officer and Chief Science Officer. In connection with his retirement, we have entered into an agreement with Dr. Glasky which provides for the payment of approximately $113,000 in severance benefits through December 31, 2002, accrued vacation benefits and deferred salary of approximately $54,000, and an additional payment of approximately $106,000, representing the repayment of certain loans from Dr. Glasky to us, net of other offsets. In addition, in lieu of the payment of additional contractually obligated severance benefits of approximately $390,000, the Company relieved Dr. Glasky of his obligation to repay a loan in the amount of $390,000. As of September 30, 2002, $85,000 of unpaid severance benefits due to Dr. Glasky are reflected as accrued payroll and related taxes in the accompanying balance sheet as of September 30, 2002.

         Effective August 21, 2002, Samuel Gulko retired from his positions as Senior Vice President Finance, Chief Financial Officer, Secretary, Treasurer and a Director. In connection with his retirement, we have entered into an agreement with Mr. Gulko, which provides for the payment of approximately $200,000 in severance benefits and accrued vacation benefits and deferred salary of approximately $34,000. In connection with his retirement, Mr. Gulko repaid a loan from the Company in amount of $75,000.

8. Commitments and Contingencies

Research and Fellowship Grants

         We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During the three-month period ended September 30, 2002, several grants were terminated. At September 30, 2002, we had no non-binding commitments to pay research or fellowship grants. Grant expense for the nine-month periods ended September 30, 2002 and 2001, were approximately $351,000 and $600,000, respectively, and is included in research and development on the consolidated statement of operations.

NEOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2002
(Unaudited)

Debt and Capital Leases

         As of June 30, 2002, we were not in compliance with one of our debt covenants under our Master Note and Security Agreement secured by certain items of our lab equipment and computer software. An event of default had occurred because we had not maintained the required minimum balance of cash or equivalents. During the three-months ended September 30, 2002, we executed a modification of the lease providing the leaseholder a security interest in the property and equipment and accounts of the Company and in return, the leaseholder waived its rights to any remedies or actions due to the default. As a result of the waiver of the default, we have classified all of the amounts not due in one year as a non-current liability, “Capital lease obligations, net of current portion”, in our condensed consolidated balance sheet as of September 30, 2002.

Other

         On June 29, 2001, we became obligated to issue shares of our common stock pursuant to a license agreement. Pursuant to the terms of the agreement, if at one year from the date of signing the agreement the value of the shares is less than $100,000 we will pay the licensor such sum in cash, our common stock, or other negotiable security as will bring their value up to $100,000. As of September 30, 2002, we accrued $94,000 in our balance sheet as a current liability under accounts payable and accrued expenses.

         On September 30, 2002, the Company entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the agreement, we became obligated to maintain certain contractual obligations related to an underlying license agreement for satraplatin.

9. Stockholders’ Equity

Common Stock and Warrant Transactions

         On March 12 and March 20, 2002, we sold an aggregate of 124,000 shares of our common stock under our shelf registration statement at a negotiated purchase price of $50.00 per share resulting in $6.2 million of gross cash proceeds. The investors also received warrants to purchase up to 31,000 shares of our common stock at an exercise price of $68.75 per share. Under a preexisting agreement with a placement agent, a five-year warrant became exercisable with respect to 267 shares of our common stock at an exercise price of $50.00 per share. We also issued to two other placement agents five-year warrants to purchase up to a total of 800 shares of our common stock at an exercise price of $68.75 per share. The fair value of these warrants was estimated to be $24,800 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 75.4% risk free interest rate of 5.0%; and an expected life of five years. Offering costs, including cash commissions paid to placement agents of these transactions, were approximately $360,000.

         On June 5, 2002 we sold 32,000 shares of our common stock under our shelf registration statement at a negotiated purchase price of $8.75 per share for gross cash proceeds of $280,000. The investor also received a warrant to purchase up to 8,000 shares of our common stock at an exercise price of $11.25 per share. The fair value of the warrant was estimated to be $56,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Two placement agents received warrants to purchase up to a total of 112 shares of our common stock at an exercise price of $11.25 per share. The fair value of these warrants was estimated to be $784 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $16,800.

         On June 7, 2002 we sold approximately 237,000 shares of our common stock under our shelf registration statement at a negotiated purchase price of $5.8125 per share for gross cash proceeds of approximately $1.4 million. The investors also received warrants to purchase up to 23,742 shares of our common stock at an exercise price of $6.875 per share. The fair value of the warrant was estimated to be $130,581 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Two placement agents received

NEOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2002
(Unaudited)

warrants to purchase up to a total of 180 shares of our common stock at an exercise price of $6.875 per share. The fair value of the warrant was estimated to be $990 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $27,000. In order to comply with Nasdaq rules, we partially rescinded the June 7 transaction, repurchasing 16,000 shares of common stock at $5.8125 per share on July 25, 2002, and warrants to purchase 16,000 shares of common stock at $3.125 per share on July 31, 2002, for a total cost to us of $143,000. In addition, the remaining warrants have been amended so that they may not be exercised before December 8, 2002.

         On July 8, 2002, we sold 258,824 shares of our common stock under our shelf registration statement at a negotiated purchase price of $4.25 per share for gross cash proceeds of approximately $1.1 million. The placement agents received warrants to purchase up to a total of 120 shares of our common stock at an exercise price of $7.50 per share. The fair value of the warrants was estimated to be $360 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $84,000.

         On September 5, 2002, our stockholders approved an amendment to our certificate of incorporation to effect a 25-for-1 reverse split of our outstanding common stock. The reverse split became effective on September 6, 2002. All share and per share amounts have been adjusted to affect for the 25-for-1 reverse stock split.

Comprehensive Loss

         During the three months ended September 30, 2002 and 2001, comprehensive loss was $2,358,000 and $5,792,000, respectively. During the nine-month periods ended September 30, 2002 and 2001, comprehensive loss was $13,885,000 and $18,014,000, respectively. At September 30, 2002 and 2001, accumulated other comprehensive income of $1,117 and $102,058, respectively, consisted of unrealized losses and gains on our marketable securities and short-term investments that are held as available-for-sale.

10. Equity Compensation

         Below is a summary of NeoTherapeutics, Inc. stock option activity during the nine-month period ended September 30, 2002:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2001	116,679	$168.50

Granted	500,390	$9.48

Forfeited	(11,574)	$144.51

Outstanding at September 30, 2002	605,495	$37.53

Exercisable at September 30, 2002	169,948	$107.02

         Included in the granted options are options to purchase an aggregate of 314,000 shares at an exercise price of $1.0555 per share granted to employees on September 25, 2002 and options to purchase an aggregate of 60,000 shares at an exercise price of $1.00 per share granted to consultants on September 27, 2002. These grants were made subject to stockholder approval of an increase in the number of shares subject to our 1997 Stock Incentive Plan. Upon stockholder approval, the options will be considered granted for accounting purposes and therefore may result in the recognition of deferred compensation, which would be amortized over the term of the options. Also included in granted options are options to purchase an aggregate of 59,400 shares at an exercise price of $4.75 per share granted to members of our Board of Directors, options to purchase an aggregate of 3,200 shares at an exercise price of $4.00 per share granted to a key employee, options to purchase an aggregate of 11,150 shares at an exercise price of $9.75 per share granted to certain key employees and options to purchase an aggregate of 52,640 shares at an exercise price of $75.00 per share to certain key employees, which were awarded in 2001 subject to stockholder approval, but considered granted in 2002 upon approval of an increase in the size of the plan at our June 2002 stockholder meeting. We determined the exercise prices of these options based on the fair market value on the date of grant, except for the grant of 52,640 options, which we based on a 15% discount from the fair market value on the date of grant. An increase in the number of shares subject to our 1997 Stock Incentive Plan was approved on June 17,

NEOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2002
(Unaudited)

2002, by a vote of our stockholders. An additional increase in the number of shares subject to our 1997 Stock Incentive Plan will be proposed at the next stockholder meeting in June of 2003.

         We granted 54,080 stock options to employees in 2000 with exercise prices less than the fair market value of our common stock at the measurement date. The intrinsic value of the option grants amounting to $959,850 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the nine-month periods ended September 30, 2002 and 2001, we recorded compensation expense of $111,441 and $484,581 respectively, as a result of such amortization.

NeoGene

         Below is a summary of NeoGene stock option activity during the nine-month period ended September 30, 2002:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2001	137,654	$1.25

Forfeited	(76,000)	$1.00

Outstanding at September 30, 2002	61,654	$1.55

Exercisable at September 30, 2002	15,415	$1.55

         We issued 140,654 stock options of our majority owned subsidiary NeoGene to our employees in 2001 with exercise prices less than the fair market value of NeoGene’s common stock at the measurement date. The intrinsic value of the option grants amounting to $2,391,118 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the three-month period ended June 30, 2002, our executive officers Alvin J. Glasky, Ph.D., Rajesh Shrotriya, M.D., and Samuel Gulko held NeoGene stock options to purchase up to 40,000, 10,000 and 20,000 shares of NeoGene common stock, respectively, at an exercise price of $1.00 per share. On May 3, 2002, each of these officers, voluntarily and without any consideration, agreed to cancel their NeoGene stock options. Our condensed consolidated balance sheet as of December 31, 2001 includes deferred compensation resulting from the grant of all NeoGene stock options of $2,391,118, of which $1,190,000 is attributed to NeoGene stock options formerly held by these executive officers. The accounting effect of the option cancellation is reflected in our September 30, 2002 condensed consolidated financial statements as a reduction in deferred compensation of approximately $818,000 and resulted in reduced amortization expense beginning on the date of cancellation. During November 2002, the remaining two employees holding NeoGene options voluntarily and without any consideration, agreed to cancel their NeoGene stock options and therefore the remaining deferred compensation for NeoGene will be eliminated in the fourth quarter of 2002.

         During the nine-month periods ended September 30, 2002 and 2001, we recorded compensation expense of $264,000 and $671,000, respectively, as a result of amortization prior to the cancellation of these options.

11. Notes Receivable from Directors and Officers

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

         In connection with the retirement of Dr. Alvin J. Glasky and Samuel Gulko, the Company relieved Dr. Glasky of his obligation to repay a loan in the amount of approximately $390,000 in principal and accrued interest in lieu of the payment of additional contractually obligated severance benefits and Mr. Gulko repaid a loan from the Company in the amount of $75,000 of principal and accrued interest.

NEOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2002
(Unaudited)

12. Segment Information

         During the nine-month period ended September 30, 2002, we shifted our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the discovery of neurology drugs and out-licensing these drug candidates and the functional genomics technology to strategic partners. As a result of these strategic changes, the Company began to operate as one reporting segment in the third quarter of 2002.

13. Loss Per Share

         Basic and diluted loss per share for the three-month period ended September 30, 2002 and 2001 are computed using the weighted average common shares outstanding during the period, respectively.

14. Litigation

         We are not aware of any litigation matters pending or threatened as of September 30, 2002 that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

15. Income Taxes

         We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. A valuation allowance has been recognized to fully offset the net deferred tax assets as of September 30, 2002 and December 31, 2001 as realization of such assets is uncertain.

16. Subsequent Events

         Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002 under the ticker symbol NEOT. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. We are currently not in compliance with this standard. There is no assurance that we will be able to regain compliance with this standard or maintain compliance with any of the other continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market. Please see “Risk Factors” under “Item 2 – Management’s Discussion and Results of Operations and Financial Condition” for alternatives should our common stock be delisted.

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains certain words, not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under “Subsequent Events Affecting Future Results,” “Financial Market Risks,” and “Risk Factors.”

         You should read the following discussion of the financial condition and results of our operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report.

Related Party Transactions

         During 1987 and 1988, Alvin J. Glasky, Ph.D., a former Chief Executive Officer who is also a major stockholder of ours, loaned a total of $270,650 to us for working capital purposes, of which $250,000 plus $2,000 of accrued interest was canceled in December 1988 in exchange for the issuance of 28 Revenue Participation Units (or RPU’s). The RPU’s were converted into 4,480 shares of our common stock.

         From 1989 through 1993, we borrowed an additional $757,900 from Dr. Glasky, which, together with accrued interest of $300,404, aggregated $1,058,304 on December 31, 1993, at which time we issued 8,000 shares of common stock to Dr. Glasky in exchange for cancellation of $500,000 of loans made to us. The remaining $257,900 in principal and $300,404 of accrued interest were converted to a $558,304 promissory note. Interest was paid monthly at the annual rate of 9%. The note was partially repaid in 2000 when we advanced cash to Dr. Glasky to pay payroll taxes arising from his exercise of a warrant for 3,527 shares of common stock at $93.75 per share in August 2000. We made a further partial repayment of the note in 2001. The outstanding balance was repaid on August 16, 2002, in connection with Dr. Glasky’s retirement as our Chairman, Chief Executive Officer and Chief Science Officer.

Assignment of Patents by Dr. Glasky

         Dr. Glasky assigned us all of his rights in ten patents. In connection with the assignment of these patents to us, we entered into royalty agreements with Dr. Glasky (or the “Glasky Agreements”), which expire concurrently with the expiration of the underlying patents and any additional patents derived from the underlying patents. Under each of the Glasky Agreements, as amended, we are obligated to pay Dr. Glasky a royalty of two percent (2%) of all revenues derived by us from the use and sale by us of any products or methods included in the patents. In the event of Dr. Glasky’s death, the family or estate is entitled to continue to receive, under each Glasky Agreement, royalties at a rate of two percent (2%) for the duration of the respective Glasky Agreement. Under the terms of the Glasky Agreements, Dr. Glasky may terminate the Glasky Agreements and receive a reassignment of the patents if we file a petition under any bankruptcy or insolvency laws or otherwise commence liquidation or winding up of our business.

McMaster University Agreement

         On July 10, 1996, we entered into a license agreement with McMaster University (or McMaster) that allows us the use of certain technologies developed by McMaster covered in the patents filed jointly by us and McMaster (US Patent Nos. 5,447,939, 5,801,184, 6,027,936, 6,338,963, and 6,350,752), all of which are also subject to the Glasky Agreements. Under the agreement, we paid a one time licensing fee of $15,000 and are obligated to pay to McMaster an annual royalty of five percent (5%) on net sales of products containing compounds developed by McMaster. In July 1997, we began to make, and have continued making, annual minimum royalty payments of $25,000.

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Director and Officer Notes for the Exercise of Equity Instruments

         We made loans to certain of our directors and officers for the exercise of stock options or for the purchase of stock. We loaned $286,560 in 1998, and $435,649 in 2000. During 2000, one individual paid $61,560 back to us and during 2001, in connection with the settlement of a litigation matter, we forgave a $45,000 note to one individual. During the three months ended September 30, 2002, loans made to Dr. Glasky totaling approximately $390,000 were repaid by the offset of certain liabilities incurred in connection with Dr. Glasky’s retirement and Sam Gulko repaid his loan in connection with his retirement. At September 30, 2002, $225,000 plus accrued interest remained due to us from directors and officers for the exercise of stock options or for the purchase of shares of common stock. In June 2002, the original interest rates that were between 7% and 9% were all changed to 4.5% and the maturity dates were extended to June 6, 2004. The notes remain secured by a pledge of the common stock purchased with the loan proceeds. The principal balance of these notes are classified in our balance sheet as an offset to stockholders’ equity. Accrued interest related to these notes are classified in our balance sheet as an other asset. The loans to directors and offices are permitted under Section 13 of the Securities and Exchange Act of 1934, as amended by Section 402 of the Sarbanes-Oxley Act on July 30, 2002, because they were outstanding on that date, however, their terms may not be renewed or materially modified in the future.

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

         We believe that our most significant accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are as follows:

Basis of Presentation

         Our independent auditors issued a report on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, that included an explanatory paragraph regarding our ability to continue as a going concern. We have prepared the accompanying unaudited condensed consolidated financial statements under the assumption that we are a going concern. Accordingly, they do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would be required if we were not able to continue as a going concern. Additionally, the accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain quarterly amounts have been reclassified to conform to the current period presentation. All share and per share information has been restated to affect for the 25-for-1 reverse split of our common stock executed on September 6, 2002.

Liquidity and Going Concern

         On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the discovery of neurology drugs and out-licensing these drug candidates to strategic partners. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our burn rate fell from approximately $7 million per quarter

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

to approximately $5 million during the three-month period ended June 30, 2002 to approximately $3 million (excluding the restructuring charge and the GPC Biotech AG license fee revenue) during the three-month period ended September 30, 2002 and we expect it to continue to fall to approximately $1.5 million, or lower, per quarter beginning in the fourth quarter of 2002. The recent and the prospective reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel representing an approximate 77% reduction in personnel since December 2001, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies, a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business.

         During the three-month period ended September 30, 2002, we sold 258,824 shares of our common stock for net cash proceeds of approximately $1.0 million and issued warrants to purchase 120 shares of our common stock at an exercise price of $7.50 per share.

         On September 5, 2002, our stockholders approved an amendment to our certificate of incorporation to effect a 25-for-1 reverse split of our outstanding common stock at a Special Meeting of our stockholders.

         As of the filing of this quarterly report on Form 10-Q, approximately 2.3 million shares of our 50 million shares of authorized common stock are outstanding or subject to warrants or reserved under stock option plans.

         On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, NeoTherapeutics may receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million upon signing (which was received in October of 2002) and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that this or any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, NeoTherapeutics will be entitled to receive royalty payments based upon net sales.

         At September 30, 2002 our cash and investment balance was approximately $296,000. Subsequent to September 30, 2002 we received net cash proceeds from a licensing agreement with GPC Biotech AG of $2 million. We will not be able to continue as a going concern after December 2002 unless we succeed in raising additional funds through public or private financings, including equity financings, or through other arrangements, merge with another company that has sufficient resources for us to continue our planned operations, or successfully out-license some or all of our technology. We may not be successful in raising additional funds, selling the company, or out-licensing our technology, or we may not be able to do so at terms that are favorable to us. We do not know whether we will be able to secure sufficient new funds to continue our businesses. If we are not able to obtain sufficient funding within the time frame estimated by us, we will have to take other actions that we otherwise would not take, such as selling some or all of our intellectual property rights or further restructuring our operations or a combination of these activities including the possibility of a restructuring or liquidation provided for by one of the sections of the United States Bankruptcy Code.

         Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002 under the ticker symbol NEOT. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders' equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. We are currently not in compliance. There is no assurance that we will be able to regain compliance with this standard or maintain compliance with any of the other continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market. Please see “Risk Factors” under “Item 2 – Management’s Discussion and Results of Operations and Financial Condition” for alternatives should our common stock be delisted.

         In June 2002, we retained an investment banker and financial advisor to assist us in searching out strategic alternatives, including the sale or merger of the Company or any of our businesses. In September 2002, we terminated the services of the investment banker, however, we continue to discuss strategic alternatives with several pharmaceutical companies including the out-licensing of some of our neurology technology platforms or oncology drug products or a sale of the Company.

         As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the nine-month period ended September 30, 2002, we incurred a loss of approximately $13.8

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million. Our burn rate during the three-month period ended September 30, 2002 was approximately $3.0 million, excluding the charges related to the restructuring and the revenue related to the GPC Biotech AG licensing agreement. We anticipate that our burn rate will be reduced to approximately $1.5 million, or lower, per quarter starting with the fourth quarter.

Use of Estimates

         The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, estimated cash requirements resulting from anticipated research and development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our product candidates and other major business assumptions. Based on these and other estimates, we have estimated that our current working capital plus funds we are seeking to raise subsequent to the nine-month period ended September 30, 2002 will be sufficient for us to continue as a going concern and therefore have prepared the financial statements on that basis. Actual results could differ from our estimates. If these estimates prove to be wrong, we may not be able to continue as a going concern.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and highly liquid investments of commercial paper and demand notes with original maturities of 90 days or less.

Marketable Securities and Short-Term Investments

         We classify investments in debt and equity securities among three categories: held-to-maturity, trading, and available-for-sale. As of September 30, 2002, all of our debt and equity securities holdings were categorized as available-for-sale. We carry available-for-sale securities at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity. We use quoted market prices to determine the fair value of these investments.

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

         We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we are in the process of determining whether the future cash flows to be received from the long-lived assets subsequent to our restructuring will exceed the assets’ carrying value. We expect to complete this analysis in the fourth quarter of 2002.

Research and Development

         Since our inception, virtually all of our activities have consisted of research and development efforts related to developing our technologies. Accordingly, the large majority of our transactions to date have related to research and development spending. We expense all such expenditures in the period incurred.

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

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue Recognition

         we have adopted a strategy of co-developing or licensing our drug product candidates. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured. If no further commitments are required of us, the revenue is recognized when the license fee is payable.

         License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon (i) the achievement of specified milestones when we have earned the milestone payment, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

Results of Operations

         For the nine months ended September 30, 2002, we incurred a net loss of approximately $13.8 million. We expect that our operating expenses will decrease in the immediate future as compared to the same period last year due to the shift in our strategic focus and the reduction of the operations during the three months ended September 30, 2002. If we are able to raise sufficient additional funds, further development of our in-licensed anti-cancer drug candidates will likely cause our operational expenses to increase over the next several years. We expect to incur significant additional operating losses for AG the next several years unless such operating losses are offset, if at all, by licensing revenues under our agreement with GPC Biotech and strategic alliances with larger pharmaceutical companies that we are currently seeking. During the quarter, our functional genomics operations was reduced, restructured and merged with the pharmaceutical business, and we currently operate as one segment. The following is unaudited financial information for the three and nine-months ended September 30, 2002:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	2,008,334	8,334	2,219,307	16,668

Research and development	2,685,555	4,710,184	11,437,910	13,267,689

General and administrative	461,201	1,508,790	3,349,012	5,304,251

Restructuring expenses	1,381,088	—	1,381,088	—

Other Income, net	166,378	85,077	150,011	504,209

Results of Operations for the Three-Month Period Ended September 30, 2002 Compared to the Three-Month Period Ended September 30, 2001

         Revenue for the three-month period ended September 30, 2002 resulted from the recognition of the first licensing fee of $2 million from the co-development and licensing agreement with GPC Biotech AG and the technology out-licensing agreements with Pfizer entered into during the second and fourth quarter of 2001. In 2001, we entered into strategic alliances with Pfizer for investigating potential drug targets. We are obligated to pay to UCI 25% of all payments received under these agreements. In accordance with our revenue recognition policy the initial payments, less amounts owed to UCI, will be recognized as revenue over a three-year period from the date of inception of the respective agreement as we have outstanding commitments under the agreement, whereas substantive milestone payments will be recognized as revenue upon receipt, less amounts owed to UCI. The two Pfizer agreements will remain in effect, if we are successful in our negotiations with UCI to extend the rights to the receptors underlying the two Pfizer agreements, following the reduction of operations at our NeoGene subsidiary.

         Research and development expenses for the three-month period ended September 30, 2002 compared to the same period in 2001 decreased due primarily to the reduction of costs related to our clinical trial for Neotrofin in the treatment of patients with Alzheimer’s disease that ended in April 2002, causing a decrease in outside clinical research site costs, a decrease in product manufacturing costs, a decrease in salary and related benefit costs due to a reduction in research and development personnel, and a decrease in research grant expense due to a decrease in the commitments maintained by us. In addition, as a result of a restructuring, all research activities

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

related to Neotrofin and functional genomics were eliminated and our neurology pre-clinical research was reduced. During 2002, we incurred lower compensation charges associated with stock and stock options granted to employees and officers below fair market value compared to 2001 as a result of the reduction in the work force and the cancellation of certain options by three senior executives during the second quarter of 2002. These decreases were partially offset by increases in cost related to our clinical trial for Neotrofin in the treatment of patients with neuropathy, general business expenses related to the development of our oncology related drug candidates and increases in occupancy and facility costs due to the building sub-lease entered into in November 2001.

         General and administrative expenses for the three-month period ended September 30, 2002 compared to the same period in 2001 decreased due primarily to a general decrease in personnel during the three-month period ended September 30, 2002, an early termination fee paid in 2001, a license fee paid for the in-license of one of our oncology drug candidates in 2001, decreases in consulting expenses, travel and lodging expenses, officer relocation expenses, a decrease in business activities in our functional genomics business and a decrease in deferred compensation related to stock options in NeoGene granted to employees and officers below fair market value at an exercise price of $1.00 per share. The decrease was offset by an increase in depreciation expense due to the acquisition of property and equipment during the last quarter of 2001 and the first six months of 2002.

         Restructuring expenses were incurred during the three-month period ended September 30, 2002 as a result of a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, the discovery of neurology drugs and out-licensing of these drug candidates to strategic partners. As a result of these changes, we laid off 21 employees, two senior executives retired and we incurred significant administrative and legal expenses. The restructuring charge includes legal fees related to the restructuring in the amount of $231,000, a loss on the exchange of assets for certain payables to the University of California, Irvine in the amount of $312,000, retirement benefits offset against a loan to Dr. Glasky, the Company’s former CEO and current board member, in the amount of $390,000, $114,000 in severance benefits to Dr. Glasky, $200,000 in severance benefits to Samuel Gulko, the Company’s former Chief Financial Officer, Board of Directors fees of $71,000 for special meetings related to the restructuring and personnel severance related expenses of $59,000.

         Other income for the three-month period ended September 30, 2002 compared to the same period in 2001 increased due primarily to the receipt of a $250,000 exclusivity payment from a party negotiating a potential corporate transaction with the Company. During the quarter, the exclusivity period expired and we are no longer in discussions with the party. The increase was offset by a decrease in interest income resulting from lower average marketable securities balances and lower interest rates.

Results of Operations for the Nine-Month Period Ended September 30, 2002 Compared to the Nine-Month Period Ended September 30, 2001

         Revenue for the nine-month period ended September 30, 2002 resulted from the recognition of the first licensing fee of $2 million from the co-development and licensing agreement with GPC Biotech AG and the technology out-licensing agreements with Pfizer entered into during the second and fourth quarter of 2001. We received initial payments of $300,000 aggregate cash proceeds from entering into these agreements. Additionally, during the three-month period ended June 30, 2002, we received the first milestone payment of $250,000 from Pfizer under our March 15, 2001 technology out-license agreement with them. This milestone payment became due at the time Pfizer formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on our technology that we licensed to Pfizer. Under these agreements, we entered into strategic alliances with Pfizer for investigating potential drug targets. We are obligated to pay UCI 25% of all payments received under these agreements. In accordance with our revenue recognition policy the initial payments, less amounts owed to UCI, will be recognized as revenue over a three-year period from the date of inception of the respective agreement, whereas substantive milestone payments will be recognized as revenue upon receipt, less amounts owed to UCI.

         Research and development expenses for the nine-month period ended September 30, 2002 compared to the same period in 2001 decreased primarily to the reduction of costs related to our clinical trial for Neotrofin in the treatment of patients with Alzheimer’s disease that ended in April 2002, causing a decrease in outside clinical research site costs, a decrease in product manufacturing costs, a decrease in salary and related benefit costs due to a decrease in research and development personnel following the completion of the trial. In addition, as a result of a restructuring, all research activities related to Neotrofin and functional genomics were eliminated and our neurology pre-clinical research was reduced during the three months ended September 30, 2002. The decrease was also a result of lower compensation charges associated with stock and stock options granted to employees and officers below fair market value during 2002 as a result of the reduction in force and the cancellation of certain options by three senior executives during the second quarter of

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2002.     The decrease was partially offset by an increase in salaries and related benefit costs due to additions of research and development personnel in 2002 compared to the same period in 2001, an increase in depreciation related to acquisitions of equipment and leasehold improvements, an increase in lab supplies and outside contract research due to increased business activities in the first half of 2002 compared to 2001, an increase in general business expenses related to the development of our oncology related drug candidates, increases in occupancy and facility costs due to the building sub-lease entered into in November 2001, a charge of $102,997 for personnel severance related expenses in the six month period ended June 30, 2002, and a license fee paid for the in-license of one of our oncology drug candidates in 2001. The decrease was also offset by costs related to our clinical trials for Neotrofin in the treatment of patients with Parkinson’s disease, spinal cord injuries and neuropathy. The clinical trials for the treatment of Parkinson’s disease and spinal cord injuries were completed in June and August of 2002, respectively. The clinical trial for the treatment of neuropathy should be completed during the fourth quarter of 2002.

         General and administrative expenses for the nine-month period ended September 30, 2002 compared to the same period in 2001 decreased primarily to a general decrease in personnel during the nine-month period ended September 30, 2002, an early termination fee paid in 2001, decreases in consulting, travel and lodging expenses, officer relocation expenses, and a decrease in deferred compensation related to stock options in NeoGene granted to employees and officers below fair market value at an exercise price of $1.00 per share. These decreases were partially offset by an increase in depreciation expense due to the acquisition of equipment during the fourth quarter of 2001 and the first six months of 2002, a charge of $76,763 related to personnel severance related expenses and an increase in corporate business expenses related to the development of our oncology related drug candidates.

         Restructuring expenses were incurred during the three-month period ended September 30, 2002 as a result of a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, the discovery of neurology drugs and out-licensing of these drug candidates to strategic partners. As a result of these changes, we laid off 21 employees, two senior executives retired and we incurred significant administrative and legal expenses. The restructuring charge includes legal fees in the amount of $231,000, a loss on the exchange of assets for certain payables to the University of California, Irvine in the amount of $312,000, retirement benefits offset against a loan to Dr. Glasky, the Company’s former CEO and current board member, in the amount of $390,000, $114,000 in severance benefits to Dr. Glasky, $200,000 in severance benefits to Samuel Gulko, the Company’s former Chief Financial Officer, board of directors fees of $71,000 for special meetings related to the restructuring and personnel severance related expenses of $59,000.

         Other income for the nine-month period ended September 30, 2002 compared to the same period in 2001 decreased due primarily to a decrease in the fair market value of a marketable security investment that we determined to be other than temporary of approximately $51,000 and a decrease in interest income resulting from lower average marketable securities balances and lower interest rates. These decreases were offset by a receipt of a $250,000 exclusivity payment from a party negotiating a potential corporate transaction with the Company. During the quarter, the exclusivity period expired and the Company is no longer in discussions with the party.

Subsequent Events Affecting Future Results

         On October 9, 2002, we received payment on our receivable of $2 million for the first licensing fee due on our licensing agreement with GPC Biotech AG for satraplatin.

         Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002 under the ticker symbol NEOT. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. We are currently not in compliance with this standard. There is no assurance that we will be able to regain compliance with this standard or maintain compliance with any of the other continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market. Please see “Risk Factors” under “Item 2 – Management’s Discussion and Results of Operations and Financial Condition” for alternatives should our common stock be delisted.

Financial Condition

         From inception through September 30, 2002, we financed our operations primarily through sales of securities, borrowings, grants, deferred payment of salaries and other expenses from related parties and payments received from technology out-license agreements.

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

         On September 30, 2002, the Company settled its outstanding obligations with its primary manufacturer of Neotrofin for a cash payment of $332,000 and the transfer of our rights in a patent to the manufacturer resulting in a reduction formulation expense of $409,000.

         At September 30, 2002, we had a net working capital deficiency of approximately $1.1 million. Our working capital included cash and cash equivalents of approximately $41,000 and marketable securities and short-term investments of approximately $255,000. In comparison, at December 31, 2001, we had positive net working capital of approximately $2.8 million, which included cash and cash equivalents of approximately $0.75 million and short-term investments of approximately $6.4 million. The $3.9 million decrease in net working capital during the nine-month period ended September 30, 2002 is attributable primarily to the loss of approximately $13.8 million, less non-cash compensation, the receivable from GPC Biotech and other items of approximately $2.2 million. Additionally, we used $0.6 million to pay capital lease obligations and other items. These uses of working capital were offset by net cash proceeds of approximately $8.3 million from the sale of shares of our common stock.

         We devote substantially all of our efforts to research and development. We incurred net losses of approximately $13.8 million through September 30, 2002, and expect to incur substantial losses over the next several years. We have historically funded our operations with funds from public offerings and private placement equity offerings. We will require substantial additional funds by December 2002, or sooner, in order to continue and complete the research and development activities currently contemplated and to commercialize our proposed products. Our future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of pre-clinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within our control.

Contractual and Commercial Obligations

Debt and Capital Leases

         Future installments of debt principal on capital lease obligations are as follows:

Year Ending
December 31:	Amount
2002	$89,000

2003	313,000

2004	152,000

$554,000

Facility, Property and Equipment Operating Leases

         Minimum lease requirements for the remainder of the year ending December 31, 2002 and for the years ending December 31, 2003 through 2006 under the property and equipment leases are as follows:

Year Ending
December 31:	Amount
2002	$453,000

2003	944,000

2004	682,000

2005	406,000

2006	172,000

$2,657,000

Research and Fellowship Grants

         We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During the three-month period ended September 30, 2002, several grants were terminated. At September 30, 2002, we had no non-binding commitments to pay research or fellowship grants.

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Joint Ventures

         In September 1999, we entered into a three-year joint venture agreement with the University of California, Irvine (or UCI) to assist in the marketing and commercialization of discoveries made by certain members of its functional genomics science department. We were obligated under the agreement to fund the joint venture for three years with minimum payments of $2.0 million over the life of the agreement, all of which has been paid. During the three months ended September 30, 2002, we shifted our focus from the marketing and commercialization of discoveries made by the functional genomics team to the out-licensing of these discoveries and the administration of the two Pfizer collaboration agreements that will remain in effect, if we are successful in our negotiations with UCI to extend the rights to the receptors underlying the two Pfizer agreements. We have canceled the joint venture agreement.

         On April 17, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals, Ltd. of Mumbai, India (“JBCPL”) and created a new entity, NeoJB, LLC, a Delaware limited liability company (“NeoJB”). We will own 80% of NeoJB and a JBCPL subsidiary will own 20% of NeoJB. The business operations of NeoJB will initially be to seek U.S. regulatory approval on JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses. Minimal activity has occurred under this joint venture because we have not had sufficient funds available. Following the change in management on August 19, 2002, we have continued to develop the joint venture but have not entered into any commitments at this time.

         We are also reviewing other possible joint ventures to promote our strategic focus.

Financial Market Risks

         We are exposed to certain market risks associated with interest rate fluctuations and credit risk on our marketable securities and borrowing arrangements. All investments in marketable securities and borrowing arrangements are entered into for purposes other than trading. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments.

         Our investments during the nine-month period ended September 30, 2002 and as of September 30, 2002 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair market value of these investments but do not affect the interest earnings. Because these financial instruments are considered “available for sale,” we record all changes in fair market value in stockholders’ equity as “Accumulated other comprehensive income” until the investment is either sold or matures, at which time the gain or loss, if any, is recognized as a realized gain or loss in the statement of operations. If a 10% change in interest rates were to have occurred on September 30, 2002, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with the credit ratings of corporations whose bonds we have purchased. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of these corporate bonds may significantly decrease. If these companies were to default on their corporate bonds, we may lose part or all of the principal amount of our investment. We believe that we effectively manage this market risk by diversifying our corporate bond investments by purchasing a few bonds of many large, well-known, companies in a variety of industries.

         As of September 30, 2002, we had one investment of approximately $61,000 in WorldCom, Inc. corporate bonds that matures on May 15, 2003. The fair market value of these corporate bonds at September 30, 2002 was approximately $7,000, based on a market quotation. In July 2002, WorldCom, Inc. and its subsidiaries filed a voluntary jointly administered petition under the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the corporate bonds, therefore, we consider the impairment as other than temporary and have recorded a loss for approximately $51,000 in other expense during the three-month period ended June 30, 2002.

         Our primary market risk exposures relate to (1) interest rate risk on borrowings, (2) our ability to pay or refinance our borrowings at maturity at market rates, (3) interest rate risk on our investment portfolio, and (4) credit risk of the companies’ bonds in which we invest. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. We manage interest rate risk on our outstanding borrowings by using fixed rate debt. While we cannot predict or manage our ability to refinance existing borrowings and our interest rate risk on our investment portfolio, we evaluate our financial position on an ongoing basis.

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

         The results of a completed pivotal clinical trial of Neotrofin in patients with mild to moderate Alzheimer’s disease indicated that there was no statistical difference in the performance of patients taking Neotrofin when compared to patients taking placebo. Preliminary results from our studies of Neotrofin in patients with Parkinson’s disease and spinal cord injury indicated that there was no meaningful improvement in the performance of patients taking Neotrofin. No further resources will be used for the development of Neotrofin.

         On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the discovery of neurology drugs and out-licensing these drug candidates to strategic partners. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our burn rate fell from approximately $7 million per quarter to approximately $5 million during the three-month period ended June 30, 2002 to approximately $3 million (excluding the restructuring charge and the GPC Biotech AG license fee revenue) during the three-month period ended September 30, 2002 and we expect it to continue to fall to approximately $1.5 million, or lower, per quarter beginning in the fourth quarter of 2002. The recent and the prospective reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel representing an approximate 77% reduction in personnel since December 2001, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies, a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business.

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ONCOLOGY

         Our oncology program’s drug candidates, target indications and phase of development based on our shift in strategic focus is summarized in the following table:

ANTI-CANCER PLATFORM

Drug Candidate	Target Indication	Phase of Development/Status

Satraplatin	Prostate cancer	Phase 3:	Study expected to begin in 2003

Neoquin	Bladder cancer	Phase 2:	Study in progress

	Radiation sensitization	Phase 1/2:	Study expected to begin in 2003*

Elsamitrucin	Non-Hodgkin’s lymphoma	Phase 2:	Study expected to begin in 2003*

*	- Assumes availability of financial resources.

         On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, NeoTherapeutics may receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million upon signing (which was received in October of 2002) and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, NeoTherapeutics will be entitled to receive royalty payments based upon net sales.

         We do not intend to initiate new clinical trials on our other oncology drug candidates unless financial resources become available. All of these drugs are in the late stage of development.

         We are working towards developing additional strategic alliances with other pharmaceutical companies to further develop our other anti-cancer compounds and are currently in negotiations with several potential strategic alliance partners. We believe that if we are successful in our negotiations and are able to establish a strategic alliance for one or more of our other anti-cancer compounds, we may receive initial and milestone payments related to further product candidate development and rights to royalty payments on product sales if the compounds are ever approved for marketing and are sold. However, we cannot be certain that we will be able to establish any additional strategic alliances, or if so, on what terms.

         Our nervous system drug platforms’ drug candidates, target indications and phase of development based on our shift in strategic focus are summarized in the following tables:

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NERVOUS SYSTEM

ATTENTION/COGNITION PLATFORM

Drug Candidate	Target Indication	Phase of Development/Status

AIT-034	Dementia	Pre-clinical

NEO-339	Attention deficit Hyperactivity disorder and mild cognitive impairment	Pre-clinical

Additional compounds	Cognitive and Attentional disorders	Pre-clinical

ANTIPSYCHOTIC PLATFORM

Drug Candidate	Target Indication	Phase of Development/Status

NEO-376 and NEO-392	Psychosis and schizophrenia	Pre-clinical

Additional compounds	Psychosis, schizophrenia, depression, anxiety, pain	Pre-clinical

NEUROREGENERATION PLATFORM

Drug Candidate	Target Indication	Phase of Development/Status

Neotrofin	Peripheral neuropathy	Phase 2: Study in progress for the treatment of chemotherapy induced peripheral neuropathy

Additional compounds	Neurodegenerative diseases	Pre-clinical

         We are completing the ongoing clinical trial for Neotrofin in the treatment of chemotherapy-induced neuropathy. Depending upon the results of these clinical trials, we will determine whether to support any more clinical studies or await strategic alliances with other pharmaceutical companies. We do not intend to conduct any other clinical trials for Neotrofin or our other neurology drug candidates.

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

FUNCTIONAL GENOMICS

         We have two agreements with Pfizer, Inc. for out-licensing two of our G-protein-coupled receptor, or GPCR, system discoveries.

         We are working towards developing strategic alliances with other pharmaceutical companies to further out-license the technology discovered in connection with the terminated joint venture with the University of California, Irvine and are currently in negotiations with several potential partners. We believe that if we are successful in our negotiations and are able to establish a strategic alliance for one or more of our GPCR system discoveries, we may receive payments related to further product candidate development and on product sales if the compounds derived from the technology are ever approved for marketing and are sold. However, we cannot be certain that we will be able to establish any additional strategic alliances, or if so, on what terms.

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

         On July 19, 2002, we adopted a formal plan to discontinue the operations of our functional genomics business. However, as part of a change in management and reassessment of the Company’s strategy in August 2002, we altered our plans to discontinue the operations and changed the focus of the business to out-licensing the genomics technology and the administration of two Pfizer collaboration agreements. We have eliminated all further functional genomics research operations and the associated commitments to the University of California, Irvine. The two Pfizer agreements will remain in effect, if we are successful in our negotiations with UCI to extend the rights to the receptors underlying the two Pfizer agreements, following the reduction of operations at our NeoGene subsidiary.

Risk Factors

         The risk factors described below are not intended to be complete. A more comprehensive list of factors that could affect our future operating results can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, in “Item 1. Description of Business” under the subheading “Risk Factors” and in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2002 and June 30, 2002 in “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition”, under the subheading “Risk Factors.” Failure to satisfactorily achieve any of our objectives or avoid any of the below or other risks would likely have a material adverse effect on our business and results of operations.

         As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the nine-month period ended September 30, 2002, we incurred a loss of approximately $13.8 million. Our burn rate during the three-month period ended September 30, 2002 was approximately $3.0 million, excluding the charges related to the restructuring and the revenue related to the GPC Biotech AG licensing agreement. We anticipate that our burn rate will be reduced to approximately $1.5 million, or lower, per quarter starting with the fourth quarter. At September 30, 2002 we had cash, cash equivalents, marketable securities and short-term investments of approximately $296,000. Subsequent to September 30, 2002 we received net cash proceeds from a licensing agreement with GPC Biotech AG of $2 million. Therefore, we will need to raise additional funds by December 2002, or sooner, through public or private financings, including equity financings or through other arrangements, to continue operating our businesses, including out-licensing our technology, to meet our short-term and long-term cash needs. We continue to seek additional sources of financing at the most favorable terms available to us, however, we do not know whether we will be able to secure sufficient new funds to continue our businesses. If we are not able to obtain sufficient funding within the time frame estimated by us, we will have to take other actions that we otherwise would not take, such as selling some or all of our intellectual property rights or further restructuring our operations, or a combination of these activities, including the possibility of a restructuring or liquidation provided for by one of the sections of the United States Bankruptcy Code.

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

         Our business strategy requires that we establish and maintain good strategic alliances. Currently we are seeking strategic alliances but have limited experience in obtaining such alliances. We cannot give any assurance that we will be successful in establishing additional alliances or that we will be able to maintain existing and new alliances in a manner that is beneficial to us.

         We have no experience in manufacturing, procuring products in commercial quantities or marketing, and only limited experience in negotiating, setting up or maintaining strategic relationships and conducting clinical trials or other late stage phases of the regulatory approval process, and there is no assurance that we will successfully engage in any of these activities.

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

         We shifted our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the discovery of neurology drugs and out-licensing these drug candidates to strategic partners. As a result of these changes we made reductions in clinical, administrative and research personnel. We believe that we retained the correct, and a level of, personnel that are key to our success in executing our strategic focus. We may be wrong and later require additional personnel or personnel with skills different than those that we retained.

         On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. We will not have complete control over the drug development process and therefore, the success of our lead drug candidate will be depend upon the efforts of a third party. There is no assurance that GPC Biotech will be successful in the clinical development of the drug, the achievement of any milestones such as the acceptance of the NDA (New Drug Application) filing by the U.S. Food and Drug Administration or the eventual commercialization of satraplatin.

         Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002 under the ticker symbol NEOT. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. We are currently not in compliance with this standard. There is no assurance that we will be able to regain compliance with this standard or maintain compliance with any of the other continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market.

         If our stock is delisted from the Nasdaq SmallCap Market, we would likely seek quotation on the American Stock Exchange or a regional stock exchange, if available. However, quotation on such a market or exchange could reduce the market liquidity for our common stock. If our common stock is not quoted on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

         If our common stock is delisted from the Nasdaq SmallCap Market, we fail to obtain quotation on another market or exchange, and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many

NEOTHERAPEUTICS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current share price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

         Nasdaq corporate governance rules prohibit an issuer of listed securities from issuing 20% or more of its outstanding voting stock in one transaction or a series of related transactions other than a public offering at less than the greater of book value or the then current market value, without obtaining prior stockholder consent (the “20% Share Limitation”). We obtained stockholder approval on September 5, 2002 for the raising, as necessary, of up to $10,000,000 in private financings, pursuant to a registration statement filed with the Securities and Exchange Commission or otherwise, through the issuance of our common stock and/or warrants exercisable for the purchase of common stock, up to an aggregate maximum of 10,000,000 shares of common stock, potentially at discounts of up to (but not more than) 25% below the then current market price as determined in the discretion of our Board of Directors. However, the approval of stockholders applies only to financings to be completed, if at all, prior to December 5, 2002.

         We do not generate sufficient revenues to fund its operations, and we do not currently have sufficient cash on hand to fund our operations beyond December 2002. While we are exploring all financing and strategic alternatives, we will need to raise additional funds through the sale of securities by December 2002, or sooner, to continue operating our business. Based on our recent experience and our current financial position, we believe that we might need to offer our securities at a discount to market price in order to attract investors to provide these funds. Therefore this 20% Share Limitation rule may hinder or prevent financing transactions from occurring.

         Nasdaq corporate governance standards also requires us to notify Nasdaq no later than fifteen (15) days prior to entering into a transaction that may result in the potential issuance of common stock greater than ten percent (10%) of the total shares of common stock outstanding. Therefore this 15 day notification rule may hinder or prevent financing transactions from occurring.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         See “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, subheading “Financial Market Risks,” above.

ITEM 4. Controls and Procedures

(a)  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President, Strategic Planning and Finance (our senior financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Strategic Planning and Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Vice President, Strategic Planning and Finance concluded that our disclosure controls and procedures were effective.

(b)  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

NEOTHERAPEUTICS, INC.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

         The following is a summary of transactions involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and have not been previously included in a quarterly report on Form 10-Q.

         On October 21, 2002, we issued 25,000 shares of our common stock to Threshold Pharmaceuticals, Inc. (“Threshold”) as consideration for Threshold’s assistance in development of a clinical development plan for one of the Company’s oncology drug candidates. Exemption from registration was relied upon under Section 4(2) of the Securities Act. We made no solicitation in connection with the agreement, other than communications with Threshold; we obtained representations from Threshold regarding Threshold’s investment intent, experience and sophistication; and the shares were not issued as part of a plan of financing.

ITEM 3. Defaults Upon Senior Securities

See the information under the subheading Debt and Capital Leases provided in Note 8 to the Financial Statements in Item 1. Part 1 of this Form 10-Q, which is hereby incorporated by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

         The following matters were voted upon at our Special Meeting of Stockholders held on September 5, 2002:

1.	A proposal to approve the amendment of the Company’s Certificate of Incorporation, as amended, to effect a twenty-five-for-one reverse stock split of the Company’s outstanding Common Stock, was approved by the following vote:

	Votes Cast

				Broker Non-
	For	Against	Abstain	Votes

Number of Shares	34,920,559	1,905,097	86,471	0

2.	A proposal to approve new financings of up to $10 million involving the potential issuance of the Company’s Common Stock and/or warrants to purchase Common Stock equal to 20% or more of the Company’s Common Stock outstanding prior to the financings, up to an aggregate maximum of 10 million shares of Common Stock, potentially at discounts of up to (but not more than) 25% below market price as determined in the discretion of the Board of Directors, was approved by the following vote:

	Votes Cast

				Broker Non-
	For	Against	Abstain	Votes

Number of Shares	8,292,942	1,161,594	92,427	27,365,164

NEOTHERAPEUTICS, INC.

PART II — OTHER INFORMATION (continued)

ITEM 5. Other Information (not previously reported in a Form 8-K)

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

4.1+	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002

4.2+	Form of Amended and Restated Bylaws

10.1	Form of Stock Purchase Agreement dated as of July 8, 2002. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2002, and incorporated herein by this reference.)

10.2+	Mutual Rescission Agreement dated as of July 25, 2002 by and between the Company and Stonestreet Limited Partnership

10.3+	Warrant Repurchase Agreement dated as of July 31, 2002 by and between the Company and BNC Bach International, Ltd.

10.4	Retirement Agreement and General Release, dated as of August 16, 2002, by and between the Company and Dr. Alvin J. Glasky (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on August 19, 2002, and incorporated herein by this reference.)

10.5	Retirement Agreement and General Release, dated as of August 20, 2002, by and between the Company and Samuel Gulko (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2002, and incorporated herein by this reference.)

10.6+	Additional Collateral Rider between NeoTherapeutics, Inc. and General Electric Capital Corporation dated September 22, 2002

10.7+	Settlement Agreement between NeoTherapeutics, Inc. and Merck Eprova AG dated September 30, 2002

10.8+ †	First Amendment to License Agreement Dated August 28, 2001 between Johnson Matthey PLC and NeoTherapeutics, Inc. dated September 30, 2002

10.9+ †	Co-Development and License Agreement between NeoTherapeutics, Inc. and GPC Biotech AG dated September 30, 2002

10.10+	Retirement Agreement and General Release, dated as of November 6, 2002, by and between the Company and Michelle S. Glasky, Ph.D.

+	Filed herewith

†	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

1.	The Company filed a Report on Form 8-K on July 12, 2002 to report a press release issued on July 12, 2002, which announced the completion of an offering of 258,824 shares of its common stock at a negotiated purchase price per share of $4.25 to four institutional investors for aggregate consideration of approximately $1,100,000.00. The shares were issued pursuant to an effective Registration Statement on Form S-3.

2.	The Company furnished a Report on Form 8-K on August 19, 2002 providing to the Securities and Exchange Commission the certifications of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 as required by 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

3.	The Company filed a Report on Form 8-K on August 23, 2002 to report a press release issued on August 21, 2002, which announced the retirement of Samuel Gulko as Director, Senior Vice President Finance, Chief Financial Officer, Secretary and Treasurer of the Company. The Report on Form 8-K also reported a press release issued on August 22, 2002 which announced an additional restructuring intended to reduce the Company’s expected monthly expenses to less than $500,000, including the elimination of 23 of the Company’s approximately 44 full-time equivalent positions.

NEOTHERAPEUTICS, INC.

PART II — OTHER INFORMATION (continued)

4.	The Company furnished a Report on Form 8-K on August 27, 2002 to report on a conference call on August 22, 2002, to discuss and answer questions regarding its recently announced strategic and organizational changes. The Report on Form 8-K includes an unofficial transcript of the conference call.

5.	The Company filed a Report on Form 8-K on September 6, 2002 to report a press release issued on September 5, 2002 which announced that its stockholders have approved an amendment to the Company’s certificate of incorporation to effect a 25-for-1 reverse split of the Company’s common stock. The stockholders of the Company also approved the raising, as necessary, of up to $10,000,000, through the issuance of the Company’s common stock and/or warrants exercisable for the purchase of common stock, up to a maximum of 10,000,000 shares of common stock, potentially at discounts to the then current market price.

6.	The Company filed a Report on Form 8-K on October 1, 2002 to report a press release issued on October 1, 2002 which announced that it has signed an agreement with GPC Biotech AG to co-develop one of its anti-cancer drugs, satraplatin.

ITEM 7. SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOTHERAPEUTICS, INC.

Date: November 12, 2002	By:	/s/ John L. McManus

John L. McManus, Vice President Strategic Planning & Finance (Principal Accounting and Financial Officer)

NEOTHERAPEUTICS, INC.

PART II — OTHER INFORMATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Rajesh C. Shrotriya, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of NeoTherapeutics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Rajesh C. Shrotriya

Rajesh C. Shrotriya, M.D. Chairman, Chief Executive Officer and President

NEOTHERAPEUTICS, INC.

PART II — OTHER INFORMATION (continued)

CERTIFICATION OF VICE PRESIDENT, STRATEGIC PLANNING AND FINANCE

I, John McManus, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of NeoTherapeutics, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ John L. McManus

John L. McManus Vice President, Strategic Planning and Finance

NEOTHERAPEUTICS, INC.

PART II — OTHER INFORMATION (continued)

Exhibits

Exhibit No.	Description
4.1+	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002

4.2+	Form of Amended and Restated Bylaws

10.1	Form of Stock Purchase Agreement dated as of July 8, 2002. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2002, and incorporated herein by this reference.)

10.2+	Mutual Rescission Agreement dated as of July 25, 2002 by and between the Company and Stonestreet Limited Partnership

10.3+	Warrant Repurchase Agreement dated as of July 31, 2002 by and between the Company and BNC Bach International, Ltd.

10.4	Retirement Agreement and General Release, dated as of August 16, 2002, by and between the Company and Dr. Alvin J. Glasky (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on August 19, 2002, and incorporated herein by this reference.)

10.5	Retirement Agreement and General Release, dated as of August 20, 2002, by and between the Company and Samuel Gulko (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2002, and incorporated herein by this reference.)

10.6+	Additional Collateral Rider between NeoTherapeutics, Inc. and General Electric Capital Corporation dated September 22, 2002

10.7+	Settlement Agreement between NeoTherapeutics, Inc. and Merck Eprova AG dated September 30, 2002

10.8+ †	First Amendment to License Agreement Dated August 28, 2001 between Johnson Matthey PLC and NeoTherapeutics, Inc. dated September 30, 2002

10.9+ †	Co-Development and License Agreement between NeoTherapeutics, Inc. and GPC Biotech AG dated September 30, 2002

10.10+	Retirement Agreement and General Release, dated as of November 6, 2002, by and between the Company and Michelle S. Glasky, Ph.D.

+	Filed herewith

†	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.