Form 10-K
period 2002-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2003-03-28
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 000-28782

SPECTRUM PHARMACEUTICALS, INC.

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

Common Stock, $.001 par value

Common Stock Purchase Warrants
Rights to Purchase Series B Junior Participating Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).

Yes  [   ]   No   [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $6,147,364.

As of March 21, 2003, there were 2,948,241 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders, to be held on May 30, 2003 are incorporated by reference in Part III of this report.

Spectrum Pharmaceuticals, Inc.’s Annual Report on Form 10-K contains certain words, not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Spectrum Pharmaceuticals, Inc.’s actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Report including the “Risk Factors,” and in “ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this ITEM 1.

PART I

ITEM 1. BUSINESS

General

     Spectrum Pharmaceuticals, Inc., was incorporated in Colorado as Americus Funding Corporation (AFC) in December 1987. In August 1996, AFC changed its name to NeoTherapeutics, Inc. and in June 1997, the Company was reincorporated in the State of Delaware. In December 2002, NeoTherapeutics changed its name to Spectrum Pharmaceuticals, Inc. Spectrum Pharmaceuticals had four subsidiaries at December 31, 2002: NeoOncoRx, Inc., 90.48% owned by Spectrum Pharmaceuticals and incorporated in California in November 2000; NeoTherapeutics GmbH, wholly owned by Spectrum Pharmaceuticals and incorporated in Switzerland in April 1997; NeoGene Technologies, Inc., 88.4% owned by Spectrum Pharmaceuticals and incorporated in California in October 1999; and NeoJB LLC, organized in California in April 2002 and 80% owned by Spectrum Pharmaceuticals. NeoTravel, Inc., a previously wholly owned subsidiary of Spectrum Pharmaceuticals was liquidated on December 31, 2002. Advanced ImmunoTherapeutics, Inc., a previously wholly owned subsidiary of Spectrum Pharmaceuticals, was merged into Spectrum Pharmaceuticals in 2001. In addition, NeoOncoRx, Inc. was liquidated during the first quarter of 2003. Unless the context otherwise requires, all references to the “Company,” “we,” “our,” “us,” “Spectrum” and “Spectrum Pharmaceuticals” refer to Spectrum Pharmaceuticals, Inc., NeoTherapeutics GmbH, Advanced ImmunoTherapeutics, NeoTravel, NeoGene, NeoOncoRx and NeoJB LLC as a consolidated entity. We conduct all of our activities as Spectrum Pharmaceuticals.

     We were a development stage pharmaceutical company through the second quarter ended June 30, 2002. Beginning in the third quarter ended September 30, 2002, we are no longer a development stage enterprise in that we have commenced our planned principal operations of (1) in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, (2) the out-licensing of our neurology drug candidates to strategic partners and (3) the development and marketing of generic drugs in the United States and have generated revenue from these operations.

     Also during the year, our functional genomics business was engaged in discovering gene functions and validating novel molecular targets for innovative drug development. On July 19, 2002, we adopted a formal plan to discontinue the operations of our functional genomics business. However, as part of a change in management and reassessment of the Company’s strategy in August 2002, we altered our plans to discontinue the operations and changed the focus of the business to out-licensing the genomics technology and the administration of two Pfizer collaboration agreements. During the first quarter of 2003, we transferred our rights to the two Pfizer collaboration agreements to The Regents of the University of California, Irvine (UCI) in exchange for the termination of certain obligations due to UCI (For more information see Note 7 to the Consolidated Financial Statements). We have eliminated all further functional genomics research operations and the associated research funding commitments to UCI.

     For financial information regarding our business activities, please see “Item 8. Financial Statements.”

Pharmaceutical Business

     Our pharmaceutical business engages in the development of novel drugs to treat significant medical diseases or indications associated with cancer. We currently have three drug candidates in clinical trial development satraplatin, Eoquin™ (formerly Neoquin) and elsamitrucin. We also plan to continue to pursue in-license additional clinical stage cancer drugs from other pharmaceutical companies. We believe that this method of drug development is a cost effective and expedient business strategy. Some of our drug candidates may prove to be beneficial in additional disease indications as our research progresses. Our pharmaceutical business has never produced products or rendered services that generate revenues from sales.

Products in Development

     Our drug candidates, target indications and phase of development are summarized in the following table:

ONCOLOGY

Drug Candidate	Target Indication	Phase of Development

satraplatin *	Prostate cancer	Phase 3: Study expected to begin in 2003

Eoquin	Bladder cancer	Phase 1/2: Study in progress

Radiation sensitization

elsamitrucin	non-Hodgkin’s lymphoma	Phase 2: Study expected to begin in 2004

     * On September 30, 2002, we entered into a Co-Development and License Agreement with GPC Biotech AG for the development of satraplatin.

Oncology, Oncology Drug Candidates and Development Strategy, and Cancer and Therapeutic Targets

Oncology

     Cancer is the second leading cause of death in the United States, accounting for approximately 25% of all deaths. In the United States, approximately 1.3 million new cancer cases are expected to be diagnosed in 2003 and over 550,000 persons are expected to die from the disease in 2003, which is an average of approximately 1,500 deaths per day. More than three quarters of all cancers are diagnosed after age 50. Statistics show that in the United States men have a 50% probability and women have a 33% probability of developing cancer in their lifetime. Accordingly, social demand for improved and novel cancer treatments is very high. In addition, the National Institute of Health estimates that $60 billion was spent in 2000 for all direct cancer-related health expenditures. Cancers with anticipated cases over 100,000 per year include prostate, colon, breast and lung. Cancers with anticipated cases over 50,000 per year include non-Hodgkin’s lymphoma, bladder and skin.

     Cancer is usually a malignant tumor or growth caused when cells multiply uncontrollably, destroying healthy tissue. The different forms are:

     Sarcomas: a malignant tumor that begins growing in connective tissue such as muscle, bone, fat, or cartilage;

     Carcinomas: a malignant tumor that starts in the epithelium (a thin layer of tightly packed cells lining internal cavities, ducts, and organs and covering exposed bodily surfaces) of an organ or body part and may spread to other parts of the body;

     Leukemias: a type of cancer in which abnormal white blood cells displace normal blood cells leading to infection, anemia (a blood condition in which there are too few red blood cells or the red blood cells are deficient in hemoglobin, resulting in poor health), bleeding, and other disorders, and often proves fatal; and

     Lymphomas: a malignant tumor originating in a lymph node, for example, Hodgkin’s lymphoma or any of the range of cancers known as non-Hodgkin’s lymphomas.

     All cancers involve the malfunction of genes that control cell growth and division. Extensive unrestrained growth of cancerous cells may result in the person’s death. Cancer causing agents include both internal and external factors such as chemicals, radiation, viruses, hormones, immune deficiency conditions, and inherited changes in the genes. The production of cancerous cells most likely results from a combination of factors the body experiences over time. At times it is difficult to diagnose cancer in early stages, therefore, many cancers are far advanced when diagnosed. The typical treatment for cancer include surgery, radiation, chemotherapy, hormones, and immunotherapy.

Oncology Drug Candidates and Development Strategy

     Novel cancer drugs are very exciting; however, we believe that traditional chemotherapeutic agents will remain the primary treatment for cancer for the foreseeable future. Currently, we in-license oncology drug candidates that are in clinical trials from pharmaceutical companies. These drug candidates have the potential to be effective therapeutic agents with less side-effects than drugs currently on the market. We intend to develop and commercialize them in the United States and in world markets. We do not currently have in-house capabilities to perform drug discovery for cancer-related therapies. The drug candidates that we in-license typically have smaller market potential than larger pharmaceutical companies target. Large pharmaceutical companies typically require at minimum annual sales potential of $250 to $300 million; therefore, these companies are typically motivated to out-license drug candidates with expected sales potential below this market level. Late stage drug candidates generally have a higher success rate with respect to obtaining necessary FDA approval and ultimately being distributed commercially. We believe that our in-licensing of late-stage oncology drug candidates will position us to generate product revenues earlier than if we had attempted to develop oncology drug candidates through in-house drug discovery efforts. Although we are required to make milestone payments and royalty payments under the in-licensing agreements, we expect that our anticipated earlier realization of revenues and contribution to overhead and profit should bring a quicker return on investment.

     Satraplatin: Currently used in treating a wide range of cancers, platinum derivatives have been available for some time and are one of the most widely used anti-cancer agents. Satraplatin is an oral chemotherapy drug belonging to the class of platinum derivatives such as currently available, cisplatin and carboplatin. Like cisplatin and carboplatin, satraplatin interrupts DNA replication, thus killing the tumor cells. Satraplatin offers the following potential advantages over the currently used platinum-based therapies; 1) patient convenience and acceptance, 2) improved compliance, 3) reduced hospitalization, and 4) cost savings to patient and health care system. In previous clinical studies, satraplatin has demonstrated benefits in the treatment of several cancers particularly prostate cancer. Johnson Matthey PLC developed satraplatin and we in-licensed satraplatin in 2001. On September 30, 2002, we entered into a Co-Development and License agreement with GPC Biotech for the development and commercialization of satraplatin. Under this agreement, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Spectrum may receive up to $22 million in license fees and milestone payments. GPC Biotech expects to initiate a Phase 3 clinical study in the third quarter of 2003.

     Eoquin™: Eoquin (EO9, apaziquone) has the potential to improve treatment of bladder cancer and a wide variety of other cancers. The New Drug Development Office (NDDO) Research Foundation in the Netherlands developed Eoquin and 80 related derivatives and we in-licensed these compounds from them in 2001. Eoquin is a prodrug (an inactive drug compound), which is activated by special enzymes present in high amounts in cancer cells. The activated form of Eoquin kills tumor cells, with less risk of harming normal body cells. We are currently conducting a Phase 1/2 clinical trial in Europe of Eoquin for superficial bladder cancer. Results from the first patient in our Phase 1/2 clinical trial showed a complete response (complete disappearance of the tumor as confirmed by biopsy) after receiving six treatments with Eoquin over a period of six weeks. During the fourth quarter of 2002, we agreed to expand this study to four additional sites.

     Elsamitrucin: Elsamitrucin is an antitumor antibiotic with dual inhibition of the enzymes topoismerase I and II, two key enzymes involved in the process of DNA replication and cell multiplication. This inhibiting activity results in DNA breaks which prevent the correct replications of DNA, resulting in cell death. Elsamitrucin has demonstrated a marked and broad antitumor activity in experimental models and was well tolerated showing minimal toxicity to bone marrow. Bristol-Myers Squibb developed elsamitrucin and we in-licensed it from them in 2001. We may initiate a Phase 2 clinical study in early 2004.

Cancer and Therapeutic Targets

     Prostate Cancer. Prostate cancer is the most commonly diagnosed malignancy and the second leading cause of cancer death among men in the United States. The American Cancer Society estimates that approximately 221,000 new cases of prostate cancer will be diagnosed in the United States in 2003. Furthermore, an estimated 29,000 men die annually from prostate cancer in the United States out of an estimated 165,000 prostate cancer-related deaths worldwide. Currently, the initial treatment of prostate cancer includes surgery along with radiation and hormone-based therapies. Approximately 30% of all newly diagnosed prostate cancer patients will progress to hormone-refractory prostrate cancer. Currently approved therapies are only effective in treating the symptoms of advanced prostate cancer. We plan to initiate a Phase 3 clinical study of satraplatin in hormone-refractory prostrate cancer in the third quarter of 2003.

     Non-Hodgkin’s Lymphoma. Non-Hodgkin’s lymphoma is the fourth most commonly diagnosed malignancy and the fifth leading cause of cancer death among persons in the United States. The American Cancer Society estimates that approximately 53,000 new cases of non-Hodgkin’s lymphoma will be diagnosed and an estimated 23,000 persons will die from non-Hodgkin’s lymphoma in the United States during 2003. Although chemotherapy and radiation therapy can induce a very high initial response rate, about half of the patients will eventually relapse and die from the disease. There is a large unmet medical need for new treatments to help increase survival in these patients. Elsamitrucin may prove to be an important addition in treating this disease. We may initiate a Phase 2 clinical study of elsamitrucin for the treatment of non-Hodgkin’s lymphoma in 2004.

     Bladder Cancer. Bladder cancer is the sixth most commonly diagnosed malignancy and the tenth leading cause of cancer death among persons in the United States. The American Cancer Society estimates that approximately 57,000 new cases of bladder cancer will be diagnosed and an estimated 13,000 persons will die from bladder cancer in the United States during 2003. Treatment for bladder cancer consists of removal of the tumor by local surgery or electric cauterization. Chemotherapy is used with the aim of delaying and reducing frequency of recurrences in these patients. New therapies for all stages of bladder cancer are in very high demand. We currently have an ongoing Phase 1/2 clinical study of Eoquin for the treatment of superficial bladder cancer.

     Radiation Sensitization. Radiotherapy therapy along with chemotherapy have been the primary treatment for a number of cancers. Sometimes the cancer cells can be primed to respond better to radiation therapy by pre-treatment with a radiation sensitization drug. We believe Eoquin may have the potential to act as a radiosensitizer.

Generic Business

     Our plan is to generate revenue from our generic business to fund the development of our oncology drug candidates. We plan on partnering with low cost providers and focus on drug products which we believe will generate meaningful revenues and generate profits quickly. In 2002, we formed a joint venture, NeoJB LLC, with J.B. Chemicals & Pharmaceuticals Ltd. (JBCPL). JBCPL has high technology manufacturing facilities that produce first class products at competitive prices. JBCPL has the advantage of scale because they produce large volumes for Asian and European markets. We also intend to expand our generic business with other partners who can provide us low cost, high quality drug products.

     Our plan calls for our first Abbreviated New Drug Application (ANDA) for a generic drug candidate to be approved in late 2003 or early 2004, and for Spectrum to begin generating revenues from generic drug sales in 2004. We plan on filing three ANDA’s during 2003 and another five during 2004, so that we have multiple avenues for achieving revenues and for growing revenues from the generic business. Success in the execution of our plan would lead to profits from the generic business before the end of 2005.

     The climate of today’s healthcare industry and the advancement of managed care make it important to bring more economically priced products to the market. The generics industry is facing a period of unprecedented growth, with $100 billion worth of global blockbusters set to face U.S. patent expiration by 2005. Spectrum, with strategic partnerships with several state-of-the-art Indian generic drug-manufacturing companies, hopes to take advantage of the changing dynamics of the generics market.

     Our first ANDA was submitted in January 2003 for Ciprofloxacin and plans are well underway for the next series of compounds that will be prepared during 2003.

Joint Venture with J.B. Chemicals & Pharmaceuticals Ltd.

     J.B. Chemicals & Pharmaceuticals Ltd operates 12 manufacturing facilities, which produce high quality bulk pharmaceuticals and drug products, intermediates, specialty pharmaceuticals and herbal remedies. JBCPL’s products are marketed and well accepted in over 50 countries.

     JBCPL has been an innovative and profitable participant in the pharmaceutical industry for more than 25 years, and has maintained its competitive manufacturing position by investing heavily in technology and automation in its plants. Manufacturing scale has also been critical to JBCPL’s success. With sales of its products throughout Asia, Europe, Africa and South America, JBCPL is well positioned to be a competitive source of generic drugs in the United States.

     Last year, Spectrum and JBCPL formed NeoJB LLC to enable Spectrum to utilize JBCPL’s high quality, cost competitive drug manufacturing capabilities through the sale of JBCPL’s generic drugs in the United States. NeoJB LLC is an 80% and 20% joint venture of Spectrum and a subsidiary of J. B. Chemicals & Pharmaceuticals Ltd., respectively.

Neurology Products

     We also have a portfolio of neurology drug candidates that we are interested in out-licensing for further development. Our drug candidates include; AIT-034 for dementia, SPPI-339 for attention deficit disorders, SPPI-356 for psychosis, schizophrenia and other mood disorders and Neotrofin™ for neurodegenerative diseases. A summary of each of our drug candidates are as follows:

     AIT-034: AIT-034 has been demonstrated in animal studies to enhance memory and to reverse memory deficits in severely impaired animals. AIT-034 has structural similarities to piracetam, a compound suggested to be both memory enhancing and neuroprotective. However, AIT-034 has been shown to have advantages over piracetam in animal models for learning and memory, with AIT-034 demonstrating a different efficacy profile and higher potency. AIT-034 has been shown to have positive memory enhancing effects in animal models of memory recall and reverse amnesia induced by specific treatments in young, adult and aged mice. The memory enhancing effects of AIT-034 are most pronounced in aged animals (24 month old mice) in which the drug restored learning and memory recall in animals that had no apparent recall capacity, a model in which other memory-enhancing agents were ineffective. Toxicity studies conducted to date indicate that AIT-034 does not induce any systemic toxicity in animals. An IND application for AIT-034 was filed in September 2001. The FDA issued new toxicology and safety testing guidelines just prior to our filing the IND and has requested that these additional studies be completed prior to the start of the first clinical trial.

     Neotrofin™: The FDA allowed an IND for Neotrofin in June 1997. The first clinical trial of Neotrofin in the United States began in July 1997. Additional Phase 1 clinical trials evaluating safety and pharmacokinetic parameters have been conducted with Neotrofin. The results from the Phase 1 clinical trials indicate that Neotrofin is rapidly absorbed after oral administration and produces no serious side effects, even at high doses.

     Five Phase 2 clinical trials of Neotrofin have been completed with a range of doses of Neotrofin for a treatment period of one to three months. The Phase 2 studies completed to date demonstrate non-statistically significant improvements in memory and behavior in patients with mild to moderate Alzheimer’s disease. One of these studies was initiated in the United States in the third quarter of 1999 to study the effects of oral Neotrofin in the brain using PET (Positron Emission Tomography) imaging technology. The results of this study indicated that certain doses of Neotrofin (500 and 1000 mg/day) demonstrated positive effects on cognition in psychometric tests and positive effects on PET and EEG (electroencephalogram) parameters. In 2002, we completed a Phase 2 clinical trials of Neotrofin in patients with Alzheimer’s disease and Parkinson’s disease. The results of these studies indicated there was no statistically significant improvements noted for the primary endpoints under investigation. Studies in spinal cord injury and chemotherapy-induced peripheral neuropathy have been completed. Preliminary results were not positive and therefore we have stopped all further analysis of the data.

     SPPI-339: SPPI-339 was designed and selected for the treatment of attention deficit disorders. SPPI-339 appears to produce positive effects on the acquisition of memory in certain models of memory in aged rodents, reverses the memory loss effects of certain pharmacological treatments, and improves attention in models of information processing. Based on research, we believe that SPPI-339 may have greater efficacy and fewer side effects than therapies currently under evaluation for the treatment of mild cognitive impairment and attention deficits associated with aging and dementia.

     SPPI-356: SPPI-356 was designed and selected for schizophrenia with minimal side effects by combining structural components that are known to have anti-psychotic activity with structural components that may enhance treatment of the “negative” symptoms of schizophrenia.

Business Strategy

Marketing and Sales

     We do not currently sell any products or services on a recurring basis and therefore have no marketing, sales, or distribution organization. We intend to enter into strategic alliances with other pharmaceutical companies to assist us in the development, marketing and sale of our drug candidates. However, we may retain rights to co-market our products in the United States.

     We have developed and we in-licensed several drug candidates and drug technology platforms. As of December 31, 2002 our drug candidate pipeline consisted of seven drugs in various stages of development. We believe that we will continue to in-license additional drug candidates that we will be able to develop in-house, co-develop with other pharmaceutical companies, or out-license in exchange for milestone payments and royalties.

Strategic Alliances

     We believe that our patented technology platforms provide a commercial opportunity for developing strategic alliances with other pharmaceutical companies. We believe that any such alliance would enable us to expand and diversify our drug candidate portfolio.

     We periodically engage in preliminary licensing discussions with one or more pharmaceutical companies with respect to our drug candidates. We anticipate that the terms of any strategic alliance that we enter into for our drug candidates will include an up-front payment, milestone payments and royalties on product sales.

     We have entered into three strategic alliances to in-license niche market oncology drugs. In June 2001, we entered into a licensing agreement with the New Drug Development Office (or NDDO) Research Foundation whereby we acquired exclusive worldwide rights to Eoquin™ (EO9) and 80 related derivatives for which we paid NDDO an up-front payment. This agreement is subject to certain additional payments based upon achievement of defined milestones.

     In August 2001, we entered into a licensing agreement with Johnson Matthey PLC whereby we acquired exclusive worldwide rights to satraplatin (JM216) for which we paid Johnson Matthey PLC an up-front payment and an additional payment in February 2002. This agreement is subject to certain additional payments based upon achievement of defined milestones.

     In October 2001, we entered into a licensing agreement with Bristol-Myers Squibb whereby we acquired exclusive worldwide rights to elsamitrucin for which we paid Bristol-Myers Squibb an up-front payment. This agreement is subject to certain additional payments based upon achievement of defined milestones.

     In March 2001, we entered into an agreement whereby Pfizer Inc. acquired rights to one of our G-protein-coupled receptor/ligand systems for evaluation in their DrugPfinder program. This agreement provides for up-front payments and milestone payments based upon reaching certain milestones in the discovery and development of drug candidates in this system. During 2002, Pfizer reached the first milestone under the terms of the agreement for which we received a milestone payment. In December 2001, we entered into a second DrugPfinder agreement with Pfizer Inc. for an additional G-protein-coupled receptor/ligand system under similar conditions as the previous agreement. As a result of the discontinuation of our research activities at our functional genomics subsidiary, NeoGene Technologies, we agreed to assign our rights under these two agreements to the Regents of the University of California, Irvine (UCI), in exchange for the forgiveness of certain current and future payables due to UCI.

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, we may receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million upon signing (which was received in October of 2002) and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. The remaining payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, we will be entitled to receive royalty payments based upon net sales.

Research Collaborations

     We currently have several proprietary compounds in various stages of pre-clinical development. From time to time, we evaluate these compounds for efficacy in specialized assays or test models. We locate expert academic researchers and/or contract research organizations to perform the desired tests and provide them, through their respective academic institutions, with grants and/or contracts to perform the designated tests while we maintain proprietary rights to the compounds. We monitor these studies to ensure that these studies are performed to the highest research standards. As of December 31, 2002, we were not committed to any such research collaborations.

Production

     We currently have our compounds manufactured in large scale by third party vendors and have not established plans to build our own manufacturing facilities. In connection with any licensing arrangements we may enter into regarding our drug candidates, we may retain the rights to control the manufacturing and sale of our compounds to our licensees. Preliminary manufacturing proposals have been received for our cancer drug candidates and certain of our neurology compounds and there are no foreseen problems with manufacturing these compounds.

Drug Approval Process and Other Government Regulation

     The production and marketing of our products and our research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation. The Federal Food, Drug and Cosmetics Act, as amended from time to time, and the regulations promulgated thereunder, as well as other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to regular inspections by the FDA and must comply with Good Manufacturing Practices. To supply products for use in the United States, foreign manufacturing establishments must also comply with Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA. Drug product and drug substance manufacturing establishments located in the State of California also must be licensed by the State of California in compliance with local regulatory requirements.

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

Drug Discovery

     In the initial stages of drug discovery, before a compound reaches the laboratory, typically thousands of potential compounds are randomly screened for activity in an assay assumed to be predictive of a particular disease process. This drug discovery process can take several years. Once a “screening lead” or starting point for drug development is found, isolation and structural determination is initiated. Numerous chemical modifications are made to the screening lead in an attempt to improve the drug properties of the lead. After a compound emerges from this process, it is subjected to further studies on the mechanism of action, further in vitro screening against particular disease targets and finally, in vivo animal screening. If the compound passes these evaluation points, animal toxicology studies are performed to begin to analyze the potential toxic effects of the compound, and if the results indicate acceptable toxicity findings, the compound emerges from the basic research mode and moves into the pre-clinical phase.

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

Phase 1 Clinical Trials

     After an IND becomes effective, Phase 1 human clinical trials can begin. These studies, involving small numbers of healthy volunteers or patients, can take up to one year or more to complete. The studies determine a drug’s safety profile, including the safe dosage range. The Phase 1 clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body. Additional Phase 1 clinical trials, which may be conducted at any time during the clinical development of a new drug, evaluate interactions between the test drug and drugs commonly used in the target population and safety in patients with compromised organ systems.

Phase 2 Clinical Trials

     In Phase 2 clinical trials, controlled studies of volunteer human patients with the targeted disease assess the drug’s effectiveness. These studies are designed primarily to determine the appropriate dose levels and to evaluate the effectiveness of the drug on humans as well as to determine if there are any side effects on humans. These studies can take up to two years or more.

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

Fast Track Review

     In September 1998, the FDA clarified procedures for accelerating the approval of drugs to be marketed for serious diseases for which the manufacturer can demonstrate the potential to address unmet medical needs. We do not know whether any of our drug candidates will fulfill this requirement because there are drugs currently approved and available for related therapies. However, our drug candidates might qualify for “fast track” classification if the disease indication for which we are seeking approval has no other current therapies available in the market. At this time, we have not requested fast track designation for any of our drug candidates.

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

     For marketing outside the United States, we and our prospective licensees are subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs in the respective countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

Abbreviated New Drug Application (ANDA)

     An ANDA is the process created for the accelerated approval of generic drugs. An ANDA must certify that the generic drug does not infringe on existing patent(s) or certify that the patent(s) for the brand-name product is invalid. The ANDA must also demonstrate that the generic drug is bioequivalent to the brand-name product.

Research and Development

     Since our inception, we have devoted substantially all of our resources and efforts to research and development. Research and development expenditures are expensed at the time we incur them and were approximately $38.8 million in 2000, $20.6 million in 2001 and $12.7 million in 2002.

Patents and Proprietary Rights

     Patents and other proprietary rights are vital to our business. Our policy is to seek patent protection for our proprietary compounds and technology, and we intend to protect our technology, inventions and improvements to inventions that are commercially important to the development of our businesses. We also intend to rely on trade secrets, know-how, continuing technology innovations and licensing arrangements to develop and maintain our competitive position. In addition, we have applied for registration of several trademarks, including certain of our product candidates.

     We currently hold rights to thirteen U.S. patents and currently have seventeen U.S. patent applications pending, however, we have determined that we will not be maintaining eight of the U.S. patents and thirteen of the U.S. patent applications relating to Neotrofin. In addition, we have a number of foreign patents and foreign patent applications pending, which have been granted corresponding to issued U.S. patents. Our U.S. issued patents expire beginning 2003 through 2020. It is possible that the scope of the coverage claimed in our patent applications could be significantly reduced prior to a patent being issued.

     All issued, allowed and pending patents were assigned, by the inventors, to us. In connection with these assignments, we granted to one of the inventors, Dr. Alvin Glasky, a royalty of two percent of all revenues derived by us from the use and sale of any products that are covered by any of the aforementioned patents or any subsequent derivative patents, in each case for the life of the patent. However, Dr. Glasky will not receive any royalties with respect to sales of products which utilize patent rights licensed to us by McMaster University as described below. In the event Dr. Glasky dies, his estate or family shall be entitled to continue to receive royalties at the rate of two percent.

     With respect to five issued U.S. patents, we entered into a license agreement whereby McMaster University has licensed to us all patent rights belonging to McMaster University contained in such patents. These patents contain a subset of claims to which McMaster University claims patent rights. This agreement calls for annual minimum royalty payments of $25,000 per year to McMaster University, until expiration of the related patent rights, and for us to pay to McMaster University a royalty of five percent of the net sales of all products sold by us that incorporate the patent rights licensed to us by McMaster University.

     The patent positions related to our drug candidates are generally uncertain and involve complex legal and factual issues. Third parties may assert patent or other intellectual property infringement claims against us with respect to our products or technology or other matters. There may be third-party patents and other intellectual property relevant to our products and technology of which we are not aware.

     Patent litigation is becoming more common in the pharmaceutical industry. Litigation is sometimes necessary to defend against or assert claims of infringement, to enforce our patents, to protect trade secrets we own or to determine the scope and validity of proprietary rights of third parties. No third party has asserted that we are infringing upon their patent rights or other intellectual property, nor are we aware that we are infringing upon any third party’s patent rights or other intellectual property. We may, however, be infringing upon a third party’s patent rights or other intellectual property, and litigation asserting such claims might be initiated in which we would not prevail or we would not be able to obtain the necessary licenses on reasonable terms, if at all. All such litigation, whether meritorious or not, as well as litigation initiated by us against third parties, is time consuming and very expensive to defend or prosecute and to resolve.

     If our competitors prepare and file patent applications in the United States that claim technology we also claim, we may have to participate in interference proceedings required by the Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we ultimately prevail. Results of interference proceedings are highly unpredictable and may result in us having to try to obtain licenses in order to continue to conduct clinical trials, manufacture or subsequently market certain of our drug candidates.

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

Competition

     The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized pharmaceutical companies, engage in drug research and development activities similar to ours.

     Our pharmaceutical business competitors that have products on the market or in research and development that are in the same clinical focus as us include Amgen, Inc., Bayer AG, Eli Lilly and Co., Novartis AG, Bristol-Meyers Squibb Company, Glaxo SmithKline, IDEC Pharmaceuticals, Vertex Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Aventis, Elan Corporation, Pfizer, Inc., Janssen Pharmaceutica, Inc. and Shire Pharmaceuticals Group plc, among others. Competitors that have a strategic and clinical focus similar to ours include AVI Biopharma, Inc., Chiron Corp., Corixa Corp., Dendreon Corp., Genta Inc., Imclone Systems Incorporated, MGI Pharma, Inc. and SuperGen, Inc., among others. Many of our competitors are large-cap companies such as Eli Lilly and Company, Shire Pharmaceuticals, and Bristol-Myers Squibb focusing on a wide range of diseases and drug indications, and many are small to medium-cap, public and private companies, often with niche focuses. Companies that have a similar generic strategy include American Pharmaceuticals, Barr Laboratories, Sicor, Inc., Teva Pharmaceuticals and Watson Pharmaceuticals. Although we have broadened our focus during the past two years, we remain very niched-focused. Companies focused on similar niche-markets are numerous, making the market landscape very diversified and competitive.

     Technologies under development by other pharmaceutical companies could result in treatments for diseases and disorders for which we are developing our own treatments. Several other companies are engaged in research and development of compounds that are similar to our research. In the event that one or more of these programs is successful, the market for some of our drug candidates could be reduced or eliminated.

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

     Although we have conducted clinical trials with respect to Neotrofin and Eoquin and begun preparation for a clinical trial with respect to satraplatin, we have not conducted clinical trials or sought the approval of the FDA with respect to any of our other drug candidates. Furthermore, if we are permitted to commence commercial sales of any of our drug candidates and decide to manufacture and sell such products ourselves, we will also be competing with respect to manufacturing efficiency and marketing capabilities, which are business activities and processes in which we have no prior experience.

     Any product for which we obtain FDA approval must also compete for market acceptance and market share. For example, cisplatin and carboplatin are the most prevalent platinum-based derivatives used in chemotherapy and are the primary treatment for many of the cancer types we are pursuing. Our drug candidate, satraplatin, if the FDA ever approves it, would likely compete against these drugs directly. Unless satraplatin is shown to have better efficacy and is as cost effective if not more cost effective than cisplatin and carboplatin, it may not gain acceptance by the medical field and therefore never be successful commercially.

     We expect technological developments and improvements in the fields of our business to continue to occur at a rapid rate and, as a result, expect competition to remain intense. Although we think, based on the preliminary pre-clinical and clinical test results involving certain of our drug candidates, that we will be able to continue to compete in the clinical development of drug candidates in our market niche, we may be wrong. Additionally, we do not have sufficient resources to compete with major pharmaceutical companies in the areas of later-stage clinical testing, manufacturing and marketing.

Website Access to Current and Periodic Reports

     Additional information, including current and periodic reports filed with the SEC, on the Company can be obtained, free of charge, from our website at www.spectrumpharm.com.

Employees

     As of December 31, 2002, we had eighteen (18) full-time employees; of which four hold M.D. degrees and two hold Ph.D. degrees, and two (2) part-time employees. We cannot assure you that we will be able to attract and retain qualified personnel in sufficient numbers to meet our needs. Our employees are not subject to any collective bargaining agreements, and we regard our relations with our employees to be good.

RISK FACTORS

     Our business, financial condition, operating results and prospects can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this report, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. Factors that may affect our business, financial condition, operating results, include:

Our losses will continue to increase as we expand our development efforts, and our efforts may never result in profitability.

     Our cumulative losses during the period from our inception in 1987 through December 31, 2002 were approximately $141.7 million, almost all of which consisted of research and development and general and administrative expenses. We lost approximately $46.4 million in 2000, $27.8 million in 2001, and $17.6 million in 2002. We expect our losses to continue in the future as we expand our clinical trials and increase our research and development activities. We currently do not sell any products or services and we may never achieve significant revenues or become profitable. Even if we eventually generate revenues from sales, we nevertheless expect to incur operating losses over the next several years.

Our business does not generate the cash needed to finance our current and anticipated operations and our existing cash and investment securities are not sufficient to fund our operations for the next 12 months.

     During the three-month period ended December 31, 2002, our expenses were approximately $3.8 million. We anticipate that our expenses will be reduced to approximately $1.5 million, or lower, per quarter starting with the first quarter in 2003.

     At the present time, our business does not generate cash from operations needed to finance our short-term operations. We will rely primarily on raising funds through the sale of our securities, and/or out-licensing our drug candidates and technology, to meet all of our short-term cash needs. We have generated operating losses since our inception and our existing cash and investment securities, are not sufficient to fund our current planned pharmaceutical operations for the next 12 months. Therefore, we will need to seek additional funding by June 2003, or sooner, through public or private financings, including equity financings, and through other arrangements to continue operating our businesses and meet our short-term and long-term cash needs. As has been stated by our independent public accountants in their opinion, our current financial position raises substantial doubt as to our ability to continue as a going concern. Additionally, our long-term business plans require that we enter into collaborative partnership agreements and strategic alliance agreements with larger pharmaceutical companies to co-develop, manufacture and market our product candidates.

     We may not be able to raise additional funds on favorable terms, if at all. Accordingly, we would be forced to significantly change our business plans and restructure our operations to conserve cash, which would likely involve some, combination, or all of the following:

•	Out-license or sell some or all of our intellectual, technological, and/or tangible property not presently contemplated and at terms that we believe would not be favorable to us;

•	Further reduce the size of our workforce, including the number of our scientific personnel;

•	Reduce the scope and nature of our research and drug development activities; and

•	Terminate operating leases and other contractual arrangements.

     We will need substantial additional funds to support the continued research and development of our potential products. Since we currently have no products available for commercial sale and minimal revenues from licensing in our oncology business, we must use capital to fund our operating expenses. Our operating expenses, and consequently our capital requirements, will depend on many factors, including:

•	continued scientific progress in research and development to identify and develop or obtain additional drug candidates; the costs and progress of preclinical and clinical testing of our anti-cancer drugs and additional drug candidates;

•	cost involved in filing, prosecuting and enforcing patent claims;

•	effect of competing technological developments;

•	cost of manufacturing scale-up;

•	cost of commercialization activities;

•	time and cost involved in obtaining regulatory approvals; and

•	our ability to establish collaborative and other arrangements with third parties, such as licensing and manufacturing agreements.

Our efforts to in-license and develop new drug development targets may fail.

     In 2002 we shifted our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and forming strategic alliances for these drug candidates, and the out-licensing of our neurology drug candidates to strategic partners. In the fourth quarter of 2002 we announced plans to pursue regulatory approval in the United States of generic drugs manufactured by J.B. Chemicals & Pharmaceuticals Ltd. or JBCL, an Indian company, through our existing joint venture, NeoJB LLC. We may not in-license, discover or validate any more new drug development targets based on our efforts.

Our potential drug candidates are in various stages of clinical and pre-clinical development and may not prove safe or effective enough to obtain regulatory approval to sell any of them.

     We have acquired rights to three anti-cancer drugs and we have commenced a clinical trial of our Eoquin drug candidate for superficial urinary bladder cancer. We expect that we will need to complete additional trials before we will be able to apply for regulatory approval to sell any of our potential drug candidates. Our other proposed drug candidates are in various stages of development. We cannot be certain that any of our proposed drug candidates will prove to be safe or effective in treating cancer, disorders of the nervous system, or any other diseases or indications. Our former lead drug candidate, Neotrofin, failed to demonstrate efficacy in previous trials for Alzheimer’s disease and Parkinson’s disease. All of our proposed drugs will require additional research and development, testing and regulatory clearance before we can sell them. We cannot be certain that we will receive regulatory approval to sell any of our proposed drugs. We do not expect to have any oncology products commercially available for at least five years, if at all.

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. We will not have control over the drug development process and therefore, the success of our lead drug candidate will depend upon the efforts of a third party. There is no assurance that GPC Biotech will be successful in the clinical development of the drug, the achievement of any milestones such as the acceptance of an NDA (New Drug Application) filing by the United States Food and Drug Administration or the eventual commercialization of satraplatin.

Our efforts to enter the generic drug market may fail.

     We plan to use our management’s experience with the regulatory approval process in the United States to seek the introduction of generic drug products into the United States, which may include generic drugs produced by other pharmaceutical companies or developed internally by us. While some members of our management have experience with obtaining regulatory approval of drug candidates in the United States, we have limited experience with generic drug products, and, as a company, we have not successfully obtained regulatory approval of any of our drug candidates.

     On January 15, 2003, we announced the filing of our first Abbreviated New Drug Application, or ANDA, with the United States Food and Drug Administration. The filing was made by our NeoJB LLC subsidiary on behalf of JBCPL, and relates to a generic drug product manufactured by JBCPL. We cannot be certain that the FDA will approve this ANDA, or if approved, that we will be able to complete a transfer pricing agreement with JBCPL to allow NeoJB to market the drug product in the United States on terms favorable to us or at all.

     Even if we obtain regulatory approval to market one or more generic drug products in the United States, we may face opposition from the producers of the branded versions of these drugs. Branded pharmaceutical companies have historically been aggressive in seeking to prevent generic competition, including the extensive use of litigation.

     In addition, many branded pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of one patent which could extend patent protection for a number of more years or otherwise delay the launch of generics;

•	using the Citizen Petition process to request amendments to FDA standards;

•	seeking changes to the United States Pharmacopeia, an organization which publishes industry recognized compendia of drug standards; and

•	attaching patent extension amendments to non-related federal legislation.

     In addition, some branded pharmaceutical companies have engaged in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs. Some of these initiatives could have an impact on products that we will seek to introduce to the United States. We have limited resources, and may not be able to effectively respond to these or other measures that may be taken by pharmaceutical companies that produce the branded version of our generic products.

We must comply with the listing requirements of the Nasdaq SmallCap Market or we could be delisted and the liquidity of our common stock would decline.

     Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002. On December 11, 2002, we changed our name to Spectrum Pharmaceuticals, Inc., and began trading under the ticker symbol SPPI. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders’ equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. As of December 31, 2002, we were not in compliance with this standard. There is no assurance that we will be able to regain and/or maintain compliance with this standard or any of the other continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market.

     If our common stock is delisted from the Nasdaq SmallCap Market, we would likely seek quotation on the American Stock Exchange or a regional stock exchange, if available. However, quotation on such a market or exchange could reduce the market liquidity for our common stock. If our common stock is not quoted on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

     If our common stock is delisted from the Nasdaq SmallCap Market, we fail to obtain quotation on another market or exchange, and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

     Nasdaq corporate governance rules prohibit an issuer of listed securities from issuing 20% or more of its outstanding voting stock in one transaction or a series of related transactions other than a public offering at less than the greater of book value or the then current market value, without obtaining prior stockholder consent. While we have obtained stockholder approval of this type of financing in the past, we do not currently have stockholder approval to do similar financings in the future. We do not generate sufficient revenues to fund operations, and we do not currently have sufficient cash on hand to fund our operations beyond June 2003. While we are exploring all financing and strategic alternatives, we will need to raise additional funds through the sale of securities by June 2003, or sooner, to continue operating our business. Based on our recent experience and our current financial position, we believe that we might need to offer our securities at a discount to market price in order to attract investors to provide these funds. Therefore Nasdaq’s 20% share limitation rule may hinder or prevent financing transactions from occurring.

     Nasdaq corporate governance standards also require us to notify Nasdaq no later than fifteen (15) days prior to entering into a transaction that may result in the potential issuance of common stock greater than ten percent (10%) of the total shares of common stock outstanding. Several of our recent financings have been very sensitive to market conditions, and consequently have only had a short time period in which they could be completed. Therefore this 15 day notification rule may hinder or prevent similar financing transactions from occurring.

Competition for patients in conducting clinical trials may prevent or delay approval of a drug candidate and strain our limited financial resources.

     Many pharmaceutical companies are conducting clinical trials in patients with the cancer types that Spectrum’s drug candidates target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we cannot be certain how many of the eligible cancer patients may be enrolled in competing studies and consequently not available to us. This competition may increase costs of our clinical trials and delay the introduction of our potential products.

Any failure to comply with extensive governmental regulation could prevent or delay product approval or cause governmental authorities to disallow our products after approval and subject us to criminal or civil liabilities.

     The FDA and comparable agencies in foreign countries impose many requirements on the introduction of new drugs through lengthy and detailed clinical testing and data collection procedures, and other costly and time consuming compliance procedures. These requirements apply to every stage of the clinical trial process and make it difficult to estimate when any of our drug candidates will be available commercially, if at all. Our proprietary compounds will require substantial clinical trials and FDA review as new drugs. Even if we successfully enroll patients in our clinical trials, patients may not respond to our potential drug candidates. We think it is prudent to expect setbacks. While we believe that we are currently in compliance with applicable FDA regulations, if we fail to comply with the regulations applicable to our clinical testing, the FDA may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, or any comparable regulatory agency in another country, may suspend clinical trials at any time if it concludes that the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies or the data derived from the clinical tests may be unsuitable for submission to the FDA or other regulatory agencies.

     We cannot predict with certainty when we might submit any of our drug candidates currently under development for the regulatory approval required in order to commercially sell the products. Once we submit a drug candidate for commercial sale approval, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain these approvals, our business and prospects may be significantly damaged. If we fail to comply with regulatory requirements, either prior to seeking approval or in marketing our products after approval, we could be subject to regulatory or judicial enforcement actions. These actions could result in:

•	product recalls or seizures;

•	injunctions;

•	civil penalties;

•	criminal prosecution;

•	refusals to approve new products and withdrawal of existing approvals; and

•	enhanced exposure to product liabilities.

The loss of key researchers or managers could significantly hinder our drug development process and might cause our business to fail.

     Our success depends upon the contributions of our key management and scientific personnel. The loss of Dr. Luigi Lenaz, our President Oncology Division, would damage the development of our anti-cancer business substantially. Dr. Lenaz has an employment agreement with us that will expire on July 1, 2003, with automatic one year renewals thereafter unless Dr. Lenaz or we gives notice of intent not to renew at least 90 days in advance of the renewal date. We also may need substantial additional expertise in marketing and other areas in order to achieve our business objectives. Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the inability to attract and retain the additional skilled personnel required for the expansion of our business, could significantly damage our business.

If we cannot protect or enforce our intellectual property rights adequately, the value of our research could decline as our competitors appropriate portions of our research.

     We actively pursue patent protection for our proprietary products and technologies. We hold rights to thirteen U.S. patents and currently have seventeen U.S. patent applications pending. The Company has determined it will not be maintaining eight of the U.S. patents and thirteen of the U.S. patent applications relating to Neotrofin. Our issued patents expire between 2003 and 2020. In addition, we have numerous foreign patents issued and patent applications pending corresponding to our U.S. patents. However, our patents may not protect us against our competitors. We may have to file suit to protect our patents or to defend our use of our patents against infringement claims brought by others. Because we have limited cash resources, we may not be able to afford to pursue or defend against litigation in order to protect our patent rights.

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

     Many companies, both public and private, including well-known pharmaceutical companies such as Amgen, Inc., Bayer AG, Eli Lilly and Company, Novartis AG, Bristol-Meyers Squibb Company, Glaxo SmithKline, IDEC Pharmaceuticals, Vertex Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Aventis, Elan Corporation, Pfizer, Inc., Janssen Pharmaceutica, Inc. and Shire Pharmaceuticals Group plc, are developing products to treat certain of the diseases we are pursuing. Competitors that have a strategic and clinical focus similar to ours include AVI Biopharma, Inc., Chiron Corp., Corixa Corp., Dendreon Corp., Genta Inc., Imclone Systems Incorporated, MGI Pharma, Inc. and SuperGen, Inc. among others. Companies that have a similar generic strategy include American Pharmaceuticals, Barr Laboratories, Sicor, Inc., Teva Pharmaceuticals and Watson Pharmaceuticals. Many of these companies have substantially greater financial, research and development, manufacturing, marketing and sales experience and resources than us. As a result, our competitors may be more successful than us in developing their products, obtaining regulatory approvals and marketing their products to consumers.

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

     We may manage and conduct some future clinical trials ourselves rather than hiring outside clinical trial contractors. We believe managing and conducting clinical trials ourselves has reduced and could continue to reduce the costs associated with our clinical trials and gives us more control over the clinical trial process. However, while some of our management has had experience at conducting clinical trials, we have limited experience in doing so as a company. While we have not experienced significant delays or increased costs to date by conducting clinical trials ourselves, as we move forward with our self-conducted clinical trials, our limited experience may delay the completion of our clinical trials and increase our costs.

We may be dependant on third parties for clinical testing, manufacturing and/or marketing.

     We may not conduct some clinical trials ourselves, and we will not manufacture any of our proposed products for commercial sale nor do we have the resources necessary to do so. Our current management does not have any experience marketing pharmaceutical products. We intend to contract with larger pharmaceutical companies or contract research organizations to conduct such activities. In connection with our efforts to secure corporate partners, we may seek to retain certain co-marketing rights to certain of our drug candidates, so that we may promote our products to selected medical specialists while our corporate partner promotes these products to the medical market generally. We cannot be certain that we will be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure adequate partnering arrangements, we will have to hire additional employees or consultants with expertise in marketing, since our current employees have no experience in these areas. We cannot be certain that sufficient employees with relevant skills will be available to us. Any increase in the number of our employees would increase our expense level, and could make it harder for us to make a profit.

     In addition, we cannot be certain that we or our potential corporate partners can successfully introduce our proposed products or that such proposed products will achieve acceptance by patients, health care providers and insurance companies. Further, it is possible that we may not be able to secure arrangements to manufacture and market our proposed products at prices that would permit us to make a profit. To the extent that clinical trials are conducted by corporate partners, we may not be able to control the design and conduct of these clinical trials.

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

     There were 2,726,019 shares of our common stock outstanding as of December 31, 2002. In addition, security holders held options, warrants and other rights as of December 31, 2002 which, if exercised, would obligate us to issue up to an additional 1,091,859 shares of common stock at a weighted average exercise price of $50.09 per share, of which

671,233 shares are subject to options or warrants which are currently exercisable at a weighted average exercise price of $71.58 per share. A substantial number of those shares, when we issue them upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

     We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our other stockholders. These issuances would also cause our net income, if any, or loss per share to decrease in future periods. As a result, the market price of our common stock could drop.

The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.

     The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2002, the price of our common stock ranged between $101.25 and $0.80, as adjusted to reflect a 25-for-1 reverse split of our outstanding common stock that we effected on September 6, 2002, and the daily trading volume, adjusted to reflect the reverse split has been as high as 777,764 shares and as low as 940 shares, with a recent average from January 2, 2003 up to and including March 21, 2003 of approximately 14,000 shares.

Certain charter and bylaws provisions and our stockholder rights plan may make it more difficult for someone to acquire control of us or replace current management.

     Certain provisions of our Certificate of Incorporation, as amended, and Bylaws may make it more difficult for someone to acquire control of us or replace our current management. These provisions may make it more difficult for stockholders to take certain corporate actions and could delay, discourage or prevent someone from acquiring our business or replacing our current management, even if doing so would benefit our stockholders. These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.

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

Our business is sometimes involved, or perceived by the public to be involved, in activities that may be seen as morally unacceptable and therefore may be legislated against, preventing us from engaging in certain research and development activities and eventually marketing certain drug candidates.

     Our business involves the use of animals for certain research and development activities. Some groups perceive this as inhumane or otherwise morally unacceptable. If pressure by these groups and others results in legislation that limits or prevents any of our research and development activities, our business may be significantly harmed.

ITEM 2. PROPERTIES

     Our primary research and development and corporate administrative offices are located in a 34,320 square foot facility containing office and laboratory space, constructed for us in Irvine, California. We also sub-lease from the Regents of the University of California, Irvine (UCI), a 10,000 square foot laboratory and administrative facility in Irvine, California, adjacent to the University in which we conducted our functional genomics business activities. Each of our facilities is suitable and adequate to undertake our current research efforts, however, at this time, we are currently utilizing only half of the Irvine facility.

     The primary Irvine facility is occupied under a non-cancelable lease for seven years through May 2004 and contains two five-year options to renew. The base monthly rent for the primary Irvine facility is currently $42,862 which amount is subject to certain cost of living increases, plus taxes, insurance and common area maintenance. Under our sub-lease with UCI, sub-lease payments are at the rate of 50% of the basic rent charge, subject to certain conditions and commenced during June 2001. Under those conditions, if UCI is not able to pay all or part of their 50% portion of the sublease payment, we are obligated to pay, in addition to our 50% of the sub-lease payment, the amount that UCI is not able to pay. During 2001 and 2002, we paid approximately 85% and 82% of the sublease obligations, respectively. The base monthly rent is $13,864, plus taxes, insurance, common area maintenance and scheduled rent increases for succeeding years over the five-year term of the sublease.

     We are currently in negotiations with UCI regarding potential over billing of lease costs during 2001 and 2002 and future obligations under the lease given our decision to eliminate our functional genomics research and return the technology back to the University. All amounts in the financial statements that follow reflect what has been billed, including amounts disputed by Spectrum. No adjustments to these amounts will be made until a formal settlement agreement is signed.

     We lease a small administrative office in Zurich, Switzerland on an expense-sharing basis. The financial and other terms of this lease are ordinary and are not material to our business.

ITEM 3. LEGAL PROCEEDINGS

     We are not aware of any litigation matters pending that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

     As of March 21, 2003, there were 2,948,241 shares of common stock outstanding and 384 shareholders of record. On March 21, 2003, the closing bid price of our common stock was $2.02 per share.

Market for Securities

     Our common stock is traded on the Nasdaq SmallCap Market under the symbol SPPI. The high and low trades of our common stock reported by Nasdaq during each quarter ended in 2001 and 2002 were as follows:

	High	Low

Year 2002
Quarter Ended
March 31	$101.25	$40.25
June 30	$67.25	$3.50
September 30	$6.50	$0.80
December 31	$2.75	$0.91
Year 2001
Quarter Ended
March 31	$147.00	$139.50
June 30	$104.50	$98.50
September 30	$80.50	$75.00
December 31	$91.75	$88.75

     The high and low trades of our common stock reported by Nasdaq reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. Common stock prices have been restated to reflect for the 25-for-1 reverse split of our outstanding common stock approved by our stockholders on September 5, 2002 and completed on September 6, 2002.

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

     On November 21, 2002, NDDO Research Foundation (“NDDO”) acquired 55,618 shares of our common stock pursuant to a license agreement with us at a value of $1.76 per share. We made no solicitation in connection with the agreement, other than communications with NDDO; we obtained representations from the organization regarding its investment intent, experience and sophistication; and the shares were not acquired as part of a plan of financing.

     On November 21, 2002, NDDO Oncology B.V. (“NDDO Oncology”) acquired 45,944 shares of our common stock at a purchase price of $1.76 per share for settlement of certain accounts payable due to NDDO Oncology in connection with services performed. We made no solicitation in connection with NDDO Oncology’s acquisition, other than communications with NDDO Oncology; we obtained representations from NDDO Oncology regarding its investment intent, experience and sophistication; and the shares were not acquired as part of a plan of financing.

     On November 21, 2002, Clinical Pharmaceuticals Trials (“Clinical Pharmaceuticals”) acquired 8,500 shares of our common stock at a purchase price of $1.76 per share for settlement of certain accounts payable due to Clinical Pharmaceuticals in connection with services performed. We made no solicitation in connection with Clinical Pharmaceuticals’ acquisition, other than communications with Clinical Pharmaceuticals; we obtained representations from Clinical Pharmaceuticals regarding its investment intent, experience and sophistication; and the shares were not acquired as part of a plan of financing.

     On November 21, 2002, GRAM Laboratories (“GRAM”) acquired 198,864 shares of our common stock at a purchase price of $1.76 per share for settlement of certain accounts payable due to GRAM in connection with services performed. We made no solicitation in connection with GRAM’s acquisition, other than communications with GRAM; we obtained representations from GRAM regarding its investment intent, experience and sophistication; and the shares were not acquired as part of a plan of financing.

     On November 21, 2002, Symbion Research (“Symbion”) acquired 48,000 shares of our common stock at a purchase price of $1.76 per share for settlement of certain accounts payable due to Symbion in connection with services performed. We made no solicitation in connection with Symbion’s acquisition, other than communications with Symbion; we obtained representations from Symbion regarding its investment intent, experience and sophistication; and the shares were not acquired as part of a plan of financing.

     On November 21, 2002, Oppenheimer Wolff & Donnelly LLP (“Oppenheimer”) acquired a five-year warrant to purchase up to 161,460 shares of our common stock at $0.25 per share for settlement of certain accounts payable due to Oppenheimer in connection with its services as our intellectual property counsel. We made no solicitation in connection with Oppenheimer’s acquisition, other than communications with Oppenheimer; we obtained representations from Oppenheimer regarding its investment intent, experience and sophistication; and the shares were not acquired as part of a plan of financing.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents our selected financial data. Financial data for the years ended 2000, 2001 and 2002 and as of December 31, 2001 and 2002 has been derived from our audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial data for the years ended 1998 and 1999 and as of December 31, 1998, 1999 and 2000 has been derived from our audited financial statements not included herein.

     CONSOLIDATED FINANCIAL INFORMATION (in thousands):

Statement of Operations Data for the
Years Ended December 31:	1998	1999	2000	2001	2002

Revenues	$—	$—	$—	$41	$2,371
Operating expenses:
Research and development	8,542	20,058	38,767	20,611	12,726
General and administrative	3,123	3,465	5,107	7,580	4,102
Restructuring expenses	—	—	—	—	3,050
Settlement of litigation	—	2,458	—	—	—

Loss from operations	(11,665)	(25,981)	(43,874)	(28,150)	(17,507)
Other income (expense)	60	(9)	(2,553)	315	(127)

Net loss	$(11,605)	$(25,990)	$(46,427)	$(27,835)	$(17,634)
Basic and diluted loss per share	$(51.75)	$(92.00)	$(109.25)	$(36.50)	$(12.34)

Balance Sheet Data at December 31:	1998	1999	2000	2001	2002

Cash, cash equivalents and marketable securities	$2,867	$9,681	$11,470	$7,157	$1,578
Property and equipment, net	3,252	3,161	3,416	4,689	802
Total assets	6,826	13,174	15,781	12,825	3,453
Current liabilities	2,364	4,757	5,110	5,212	2,522
Long-term debt, less current portion	1,126	637	474	464	158
Other non-current-liabilities	46	75	87	362	101
Minority interest in consolidated subsidiaries	—	—	7,280	—	—
Total stockholders’ equity	$3,290	$7,705	$2,830	$6,787	$672

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of the financial condition and results of our operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” as well as those discussed elsewhere.

Critical Accounting Polices and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including cash requirements resulting from estimating: planned research and development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our drug candidates and other major business assumptions.

     We believe that our most significant accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are:

Liquidity and Going Concern

     We have prepared the consolidated financial statements under the assumption that we are a going concern. Since our inception, we have incurred cumulative losses of approximately $141.7 million through December 31, 2002, and expect to incur substantial losses over the next several years.

     On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the out-licensing of our neurology drug candidates to strategic partners. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our expense rate fell from approximately $7 million per quarter to approximately $1.7 million during the three-month period ended December 31, 2002 (exclusive of restructuring, drug product and formulation charges), and we expect it to continue to fall to approximately $1.5 million, or lower, per quarter beginning in the first quarter of 2003 (exclusive of drug product and formulation costs). The recent and the prospective reduction in the expense rate is principally due to reductions in clinical, research and administrative personnel representing an approximate 78% reduction in personnel since December 2001, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies, a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business. Our expense rate in 2003 will be a function of our drug development program. We have expanded a clinical trial of Eoquin™ for the treatment of superficial bladder cancer which will result in an increase in our expense rate during 2003. In addition, if we decide to initiate a clinical study of elsamitrucin in refractory non-Hodgkin’s lymphoma, our expense rate will increase.

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, we may receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million upon signing (which was received in October of 2002) and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, we will be entitled to receive royalty payments based upon net sales.

     At the present time, our business does not generate sufficient cash from operations to finance our short-term operations. We will rely primarily on (a) raising funds through the sale of our common stock and/or (b) out-licensing our technology, to meet all of our short-term cash needs. We have generated operating losses since our inception and our existing cash and investment securities are not sufficient to fund our current planned operations for the next 12 months. Therefore, we will need to seek additional funding by the end of June 2003, or sooner, through public or private financings, including equity financings, and through other arrangements, to continue operating our business. As has been stated by our independent public accountants in their opinion, our current financial position raises substantial doubt as to our ability to continue as a going concern.

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

Marketable Securities and Short-Term Investments

     We classify investments in debt securities among three categories: held-to-maturity, trading, and available-for-sale. As of December 31, 2002, all of our debt securities holdings were categorized as available-for-sale. We carry available-for-sale securities at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We use quoted market prices to determine the fair value of these investments. If we believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of an investment, we consider the impairment as other than temporary and would record an impairment loss.

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

     We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicated that the carrying amount of the assets may not be fully recoverable. We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value.

Research and Development

     We expense all research and development activity costs in the period incurred.

Stock-Based Compensation

     We account for all of our stock based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (or SFAS 123) that encourages companies to recognize stock based compensation using a fair market value methodology. Under SFAS 123, the fair value of a stock option (or its equivalent) granted by a public entity shall be estimated using an option-pricing model (for example, the Black-Scholes or binomial model) that takes into account certain assumptions. However, SFAS 123 permits continued use of accounting for employee stock based compensation using the intrinsic value methodology of accounting promulgated by Accounting Principles Board (or APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (or APB 25). Under the intrinsic method, stock based compensation is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price.

     We recognize non-employee stock based compensation or payments using a fair market value methodology promulgated by SFAS 123.

     We recognize employee stock based compensation using the intrinsic value methodology promulgated by APB 25.

Basic and Diluted Net Loss Per Share

     We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding and the net loss, less preferred stock dividends, during each year, respectively. We exclude all antidilutive common stock equivalents from the basic and diluted net loss per share calculation.

     All share and per share information has been restated to reflect for the 25-for-1 reverse split of our outstanding common stock approved by our stockholders on September 5, 2002 and completed on September 6, 2002.

Use of Estimates

     We make certain estimates to prepare our financial statements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses reported during the reporting period. Actual results could differ from our estimates.

     We have estimated that our current working capital plus funds raised or to be raised subsequent to year end will be sufficient for us to continue as a going concern and therefore have prepared the financial statements on that basis. That basis includes estimating future cash requirements of planned research and development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our product candidates, and other major business assumptions. If these estimates prove to be wrong, we may not be able to continue as a going concern.

Revenue Recognition

     We have adopted a strategy of co-developing or licensing our drug candidates. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured. If no further commitments are required of us, the revenue is recognized when the license fee is payable or when all future commitments are satisfied.

     License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon (i) the achievement of specified milestones when we have earned the milestone payment, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events which are reasonably assured and recognizes them ratably over the minimum remaining period of our performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

Income Taxes

     We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement bases and tax bases of existing assets and liabilities. We recorded a valuation allowance equal to our net deferred tax asset.

Results of Operations

     For fiscal years 2000, 2001 and 2002, we devoted our resources primarily to fund research and development that resulted in significant losses. We expect that our operating expenses will decrease in the immediate future as compared to the same period last year due to the shift in our strategic focus and the reduction of the operations during 2002. If we are able to raise sufficient additional funds, further development of our in-licensed anti-cancer drug candidates will likely cause our operational expenses to increase over the next several years. We expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under our agreement with GPC Biotech AG, strategic alliances with pharmaceutical companies that we are currently seeking and revenue from our generic products. During 2002, our functional genomics operations was reduced, restructured and merged with the pharmaceutical business, and we currently operate as one segment. The following is financial information for the three years ended December 31, 2002:

Statement of Operations Data for the
Years Ended December 31 (in Thousands):	2000	2001	2002

Revenues	—	41	2,371
Research and development	38,767	20,611	12,726
General and administrative	5,107	7,580	4,102
Restructuring expenses	—	—	3,050
Other Income (Expense), net	(1,090)	364	(126)

Results of Operations for Fiscal 2002 Compared to Fiscal 2001

     Revenue for 2002 resulted from the recognition of the first licensing fee of $2 million from the co-development and licensing agreement with GPC Biotech AG and the technology out-licensing agreements with Pfizer Inc. entered into during the second and fourth quarters of 2001. We received initial payments of $300,000 aggregate cash proceeds from entering into these agreements. Additionally, during the three-month period ended June 30, 2002, we received the first milestone payment of $250,000 from Pfizer Inc. under our March 15, 2001 technology out-license agreement with them. This milestone payment became due at the time Pfizer Inc. formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on our technology that we licensed to Pfizer Inc. Under these agreements, we entered into strategic alliances with Pfizer Inc. for investigating potential drug targets. We are obligated to pay the Regents of the University of California, Irvine (UCI) 25% of all payments received under these agreements. In accordance with our revenue recognition policy, the initial payments, less amounts owed to UCI, were being recognized as revenue over a three-year period from the date of inception of the respective agreement, whereas substantive milestone payments were recognized as revenue upon receipt, less amounts owed to UCI. Upon termination of all research activities at NeoGene Technologies and the completion of all further commitments under these license agreements, the remainder of the initial payments was recognized as revenue.

     Research and development expenses for 2002 compared to 2001 decreased primarily due to the reduction of costs related to our clinical trial for Neotrofin in the treatment of patients with Alzheimer’s disease that ended in April 2002, causing a decrease in outside clinical research site costs, a decrease in product manufacturing costs, a decrease in salary and related benefit costs due to a decrease in research and development personnel following the completion of the trial. In addition, as a result of a restructuring, all research activities related to Neotrofin, functional genomics and neurology were eliminated. The decrease was also a result of lower compensation charges during 2002 associated with stock and stock options granted to employees and officers below fair market value as a result of the reduction in force and the cancellation of certain options by several executives. The decrease was partially offset by an increase in salaries and related benefit costs due to additions of research and development personnel in the first half of 2002 compared to the same period in 2001, an increase in depreciation related to acquisitions of equipment and leasehold improvements, an increase in lab supplies and outside contract research due to increased business activities in the first half of 2002 compared to 2001, an increase in general business expenses related to the development of our oncology related drug candidates, increases in occupancy and facility costs due to the building sub-lease entered into in November 2001, a charge of $102,997 for personnel severance related expenses in the six month period ended June 30, 2002, and a license fee paid for the in-license of one of our oncology drug candidates in 2001. The decrease was also offset by costs related to our clinical trials for Neotrofin in the treatment of patients with Parkinson’s disease, spinal cord injuries and neuropathy, which were completed in June, August and October of 2002, respectively.

     General and administrative expenses for 2002 compared to 2001 decreased primarily to a general decrease in personnel during 2002, an early termination fee paid in 2001, decreases in consulting, travel and lodging expenses, officer relocation expenses, and a decrease in deferred compensation related to NeoGene stock options granted to employees and officers below fair market value at an exercise price of $1.00 per share. These decreases were partially offset by an increase in depreciation expense due to the acquisition of equipment during the fourth quarter of 2001 and the first six months of 2002, a charge of $76,763 related to personnel severance related expenses and an increase in corporate business expenses related to the development of our oncology related drug candidates.

     Restructuring expenses were incurred during the six-month period ended December 31, 2002 as a result of a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and out-licensing of our neurology drug candidates to strategic partners. As a result of these changes, we laid off 21 employees, two senior executives retired and we incurred significant administrative and legal expenses. The restructuring charge includes legal fees in the amount of $231,000, a loss on the exchange of assets for certain payables to UCI in the amount of $312,000, retirement benefits offset against a loan to Dr. Alvin Glasky, the Company’s former Chief Executive Officer and a former board member, in the amount of $390,000, $114,000 in severance benefits to Dr. Glasky, $200,000 in severance benefits to Samuel Gulko, the Company’s former Senior Vice President Finance and Chief Financial Officer, board of directors fees of $71,000 for special meetings related to the restructuring and personnel severance related expenses of $59,000. In addition, during the fourth quarter of 2002, we completed a review of our property and equipment and based upon current accounting guidance determined that the equipment was impaired and recorded an impairment reserve in the amount of $1,669,000.

     Other income for 2002 compared to the same period in 2001 decreased due primarily to a decrease in the fair market value of a marketable security investment that we determined to be other than temporary of approximately $51,000 and a decrease in interest income resulting from lower average marketable securities balances and lower interest rates. These decreases were offset by a receipt of a $250,000 exclusivity payment from a party negotiating a potential corporate transaction with the Company. During the third quarter of 2002, the exclusivity period expired and we are no longer in discussions with the party.

Results of Operations for Fiscal 2001 Compared to Fiscal 2000

     Revenue was approximately $41,000 during 2001 primarily from recognizing deferred licensing fees earned during 2001 from Pfizer, Inc. and from a single product sale. We did not have any revenue during 2000.

     The decrease in research and development expense during 2001 was due primarily to us internally managing the majority of our clinical trials instead of using more expensive outside clinical research organizations. However, for that purpose, additional expenses from an increase in personnel, consultants and office space rent offset a portion of this decrease. The most significant clinical trials we conducted during 2001 were a pivotal Phase 2 clinical trial for Neotrofin for the treatment of Alzheimer’s disease, other Neotrofin clinical trials for other neurological indications, and for Eoquin, in the United Kingdom, for the treatment of bladder cancer. We also incurred additional research and development expenses to broaden our pharmaceutical platform base and further development of new drug candidates, including activities to secure drug supplies and to prepare clinical protocols for satraplatin, and the identification of compounds in our psychosis platform. Overall during 2001, research and development expenses increased in the category of salaries due to additional personnel, salary increases and related benefits, increases in pre-clinical expenses related to broadening our pharmaceutical platforms, and increases in consulting expenses primarily due to internally managing the majority of our clinical trials. Offsetting these declines was also a continued ramp up of operations at our functional genomics subsidiary in 2001. These expenses included a significant increase in personnel that increased salary and related benefits and other expenses, offset slightly by a decrease in consulting expense. Additionally, we occupied new facilities under a sub-lease that commenced in June 2001. Under our new sub-lease agreement, we paid for approximately 85% of the expenses of the new facility (see “Properties” for the significant terms of this sub-lease agreement). Prior to 2001, we had no direct occupancy expense related to our functional genomics business.

     The increase in general and administrative expense in 2001 when compared to 2000 was due primarily to increases in personnel, salary increases and related benefits, recruiting, relocation, travel and depreciation and amortization. In addition, we paid a break-up penalty fee of approximately $405,000 in 2001 related to the cancellation of the first debenture tranche of $10 million under the April 17, 2001 financing and we incurred approximately $610,000 in investment banking consulting services expense in exchange for warrants to purchase shares of our common stock.

     The decrease in interest income during 2001 was due to lower average balances in our investment accounts offset slightly by higher interest rates on our investments. However, the decrease in interest expense during 2001 more than offset the decline in interest income and was due primarily to the non-recurrence of a non-cash charge incurred in 2000 of approximately $1.6 million of amortization of debt discount and issuance costs associated with convertible debt that was issued and converted into common stock during 2000, partially offset by an increase in interest expense associated with capital lease obligations due to higher interest rates and a higher average lease obligation balance.

Financial Condition

General

     At the present time, our business does not generate cash from operations needed to finance our short-term operations. We will rely primarily on raising funds through the sale of our securities, and/or out-licensing our technology, to meet all of our short-term cash needs. We have generated operating losses since our inception and our existing cash and investment securities, including net cash proceeds of $500,000 in January 2003, the investment by a strategic investor of $1,000,000, upon achievement of certain milestones, to support our generic business and the receipt of the $2 million from our satraplatin co-development partner upon the achievement of the first milestone, are not sufficient to fund our current planned operations for the next 12 months. Therefore, we will need to seek additional funding by June 2003, or sooner, through public or private financings, including equity financings, and through other arrangements to continue operating our business. As has been stated by our independent public accountants in their opinion, our current financial position raises substantial doubt as to our ability to continue as a going concern.

     If we are unable to raise additional funds from the sale or our securities or the out-licensing of our technology, we would be forced to significantly change our business plans and restructure our operations to conserve cash, which would likely involve some, a combination of, or all of the following:

•	Out-license or sell some or all of our intellectual, technological, and/or tangible property not presently contemplated and at terms that we believe would not be favorable to us;

•	Reduce the size of our workforce, including the number of our scientific personnel;

•	Reduce the scope and nature of our research and drug development activities including the possible termination of clinical trials; and

•	Terminate operating leases and other contractual arrangements.

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

     We believe over the long-term, profits from our generic business will help to reduce or possibly eliminate our reliance on the need to raise funds through the sale of our securities.

2002 Cash Flow Activities

     At December 31, 2002, we had working capital of approximately $49,000 that included cash and equivalents of approximately $1.5 million and short-term investments of approximately $66,000. In comparison, at December 31, 2001 we had working capital of approximately $2.8 million that included cash and cash equivalents of approximately $0.7 million and short-term investments of approximately $6.4 million. The $2.8 million decrease in net working capital during the year ended December 31, 2002 is attributable primarily to the loss of $17.6 million, less non-cash compensation, impairment reserves and other items of approximately $3.5 million, less changes in operating assets and liabilities of $2.1 million, plus payments on capital lease obligation of $0.7 million, partially offset by the sale of approximately $9.9 million of our common stock.

     We financed our 2002 business operations primarily through sales of securities. During 2002, we raised $9.9 million and issued 1,407,627 shares of our common stock.

     During 2002, we also received a milestone payment of $187,500, net of amounts paid to UCI, from Pfizer Inc. under one of the technology out-licensing agreements entered into in 2001.

     There were 2,726,019 issued and outstanding shares of our common stock as of December 31, 2002. In addition, security holders held options and warrants as of December 31, 2002 which, if exercised, would obligate us to issue up to an additional 1,091,859 shares of common stock, of which 671,233 shares are subject to options or warrants which are currently exercisable at the sole election of the holder. A substantial number of those shares, when issued upon exercise, will be available for immediate resale in the public market.

2001 Cash Flow Activities

     During 2001, we raised net proceeds of $28.3 million through the sale of 399,174 shares of our common stock. In addition, we received $305,000 in licensing fees related to our functional genomics subsidiary.

     On January 2, 2001, we filed with the Securities and Exchange Commission a “shelf” registration statement permitting the sale of our securities with a maximum aggregate public offering price of $50 million. The registration statement expired in March 2003.

     On July 2, 2001, we filed with the Securities and Exchange Commission a registration statement permitting the sale by us, from time to time, of up to $8.4 million of our common stock directly into the public trading market for our common stock. The common stock sold pursuant to this registration statement will be offered through an underwriter engaged by us on a “best efforts” basis.

     On April 6, 2001, in a special meeting, our stockholders approved an increase in authorized common stock from 25 million to 50 million shares.

2000 Cash Flow Activities

     During 2000, we raised net proceeds of $28.8 million through the sale of 112,224 shares of our common stock. In addition in 2000, we completed the following transactions:

•	On April 6, 2000, we entered into a financing transaction with two private investor groups. The transaction consisted of (a) $10 million in 5% subordinated convertible debentures due April 6, 2005, (b) redeemable warrants to purchase up to 160,000 shares of our common stock over a two year period and (c) five-year warrants to purchase from 4,600 shares up to 10,600 shares of our common stock at an exercise price of $491.75 per share. During 2000, the investor converted the $10 million of debentures into 62,216 shares of our common stock plus 1,551 shares of our common stock in payment of accrued interest. Also in 2000, we called and the investors exercised 23,456 of our redeemable warrants for 23,456 shares of our common stock in exchange for $5,120,654 in cash. At both December 31, 2000 and 2001, there were 136,544 redeemable warrants outstanding. The warrants expired in June 2002.

•	On September 21, 2000, we sold 111,110 shares of Series A convertible preferred stock of our majority owned subsidiary, NeoGene, for $5 million and a five-year warrant to purchase up to (i) 3,200 shares of our common stock at an exercise price of $261.75 per share and (ii) 22,676 shares of NeoGene common stock at an exercise price of $45.00 per share. On August 13, 2001, Spectrum Pharmaceuticals purchased the Series A Preferred Stock of NeoGene for $5.5 million representing the $5.0 million face value of the preferred stock plus a $500,000 redemption fee. The difference of approximately $0.8 million between the book value of the preferred stock and the amount paid was recorded as a charge to accumulated deficit. We also paid accrued dividends of approximately $220,000 to the holders of the preferred stock.

•	On December 18, 2000, we entered into an agreement between our majority owned subsidiary, NeoGene, and an institutional investor for the issuance and sale of NeoGene Series B convertible preferred stock and warrants for aggregate consideration of $2.0 million. Under the provisions of the agreement, we issued and sold to the investor a total of 44,445 shares of NeoGene Series B Convertible Preferred Stock, at a purchase price of $45 per share, and issued a five-year warrant to purchase a total of 9,387 shares of NeoGene common stock, at an exercise price of $45 per share. The investor also received a five-year warrant to purchase an aggregate of 1,200 shares of our common stock, at an exercise price of $152.50 per share. We also granted an exchange right to the investor that will allow the investor to exchange its shares of NeoGene Series B Preferred for our preferred stock. The exchange right granted the investor the right, at its option, at any time and from time to time after June 18, 2001, to exchange all or a portion of the NeoGene Series B Preferred shares then held by the investor for a number of shares of our designated convertible preferred stock. In June 2001, the investor exercised its right to exchange all of the NeoGene Series B Preferred stock then held by the investor for 200 shares of our 7% Series C convertible Preferred stock. Under the terms of the exchange right, the investor forfeited 4,693 or 50% of the previously granted five-year warrants to purchase shares of NeoGene common stock at an exercise price of $45 per share. The shares of our 7% Series C Preferred Stock were redeemable, under certain conditions at the option of the holder, and each share is convertible into a number of shares of our common stock equal to $10,000 divided by the lesser of (i) 100% of the average of the lowest seven closing bid prices of our common stock in the previous 30 trading days, or (ii) $149.25. In August 2001, the holder of our 7% Series C Preferred Stock converted 170 shares of our 7% Series C Preferred Stock into 19,424 shares of our common stock. In September 2001, we purchased the remaining 30 shares of our 7% Series C Preferred Stock for $300,000 plus accrued dividends and a settlement fee of approximately $72,000.

Related Party Transactions

     During 1987 and 1988, Alvin J. Glasky, Ph.D., a former Chief Executive Officer who was also a major stockholder of ours, loaned a total of $270,650 to us for working capital purposes, of which $250,000 plus $2,000 of accrued interest was canceled in December 1988 in exchange for the issuance of 28 Revenue Participation Units (or RPU’s). The RPU’s were converted into 4,480 shares of our common stock.

     From 1989 through 1993, we borrowed an additional $757,900 from Dr. Glasky, which, together with accrued interest of $300,404, aggregated $1,058,304 on December 31, 1993, at which time we issued 8,000 shares of common stock to Dr. Glasky in exchange for cancellation of $500,000 of loans made to us. The remaining $257,900 in principal and $300,404 of accrued interest were converted to a $558,304 promissory note. Interest was paid monthly at the annual rate of 9%. The note was partially repaid in 2000 when we advanced cash to Dr. Glasky to pay payroll taxes arising from his exercise of a warrant for 3,527 shares of common stock at $93.75 per share in August 2000. We made a further partial repayment of the note in 2001. The outstanding balance was repaid on August 16, 2002, in connection with Dr. Glasky’s retirement as our Chairman of the Board, Chief Executive Officer and Chief Scientific Officer.

Assignment of Patents by Dr. Alvin Glasky

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

McMaster University Agreement

     On July 10, 1996, we entered into a license agreement with McMaster University (or McMaster) that allows us the use of certain technologies developed by McMaster covered in the patents filed jointly by us and McMaster, all of which are also subject to the Glasky Agreements. Under the agreement, we paid a one time licensing fee of $15,000 and are obligated to pay to McMaster an annual royalty of five percent (5%) on net sales of products containing compounds developed by McMaster. In July 1997, we began to make, and have continued making, annual minimum royalty payments of $25,000.

Director and Officer Notes for the Exercise of Equity Instruments

     We made loans to certain of our directors and officers for the exercise of stock options or for the purchase of stock. We loaned $286,560 in 1998, and $435,649 in 2000. During 2000, one individual paid $61,560 back to us and during 2001, in connection with the settlement of a litigation matter, we forgave a $45,000 note to one individual. During the three months ended September 30, 2002, loans made to Dr. Glasky totaling approximately $390,000 were repaid by the offset of certain liabilities incurred in connection with Dr. Glasky’s retirement and Samuel Gulko repaid his loan in connection with his retirement. In June 2002, the original interest rates that were between 7% and 9% were all changed to 4.5% and the maturity dates were extended to June 6, 2004. The notes were secured by a pledge of the common stock purchased with the loan proceeds. In February 2003, we agreed to forgive/terminate all outstanding amounts due under the remaining loan agreements and in return, the board members agreed to return the shares of common stock originally purchased under the loans. For financial statement purposes, the common stock and related notes receivable were eliminated as of December 31, 2002.

Contractual and Commercial Obligations

Debt and Capital Leases

     On September 22, 2000, we signed an agreement to lease up to $2.5 million in equipment from a major equipment leasing and remarketing company (or lessor). Under the terms of the agreement, we could have drawn up to $2.5 million through September 2001 and are required to make quarterly payments over three years on cumulative advances drawn by us. We drew a total of $1,029,381 under the lease agreement. The lease is collateralized by the underlying equipment. At the conclusion of the lease term, the equipment may be purchased for fair value at that time, re-marketed by the lessor, or re-leased by us. During 2002, we were not in compliance with one of our debt covenants under this lease agreement because we had not maintained the required minimum balance of cash or equivalents. To cure the event of default, we executed a modification of the lease providing the leaseholder a security interest in our property and equipment and accounts and in return, the leaseholder waived its rights to any remedies or actions due to the default.

     In October 2000, we financed $151,249 of laboratory equipment through an equipment vendor under a capital lease agreement. Under the terms of the agreement, we are required to make monthly payments of $4,839 over three years, including effective interest at approximately 9% per annum.

     Future installments of debt principal on capital lease obligations are as follows:

Year Ending
December 31:	Amount

2003	$306,597
2004	157,581

$464,178

Facility, Property and Equipment Operating Leases

     We lease certain facilities for our research and development and administrative functions and our subsidiaries. Certain leases also require scheduled annual fixed rent increases, payments of property taxes, insurance and maintenance. We also sub-lease a facility from a former collaboration partner (see “Joint Venture” below) that requires us to pay 50% of the lease payments plus any shortfall by the collaboration partner. In 2001, we paid approximately 85% of the minimum lease requirements under this lease representing a contingent rental incurred in excess of our 50% commitment of approximately $102,000 in 2001. In 2002, we paid approximately 82% of the minimum lease requirements under the lease representing a contingent rental incurred in excess of our 50% commitment of approximately $102,000 in 2002. The minimum lease requirements below include 100% of the minimum lease requirements to be made under this lease. In addition, we lease certain office and telephone equipment under non-cancelable operating leases.

     Minimum lease requirements for each of the next five years and thereafter under the property and equipment leases are as follows:

Year ending
December 31:	Amount

2003	721,200
2004	424,700
2005	210,700
2006	84,900
2007	—

$1,441,500

     Rent expense for the years ended December 31, 2000, 2001 and 2002 aggregated approximately $637,000, $808,000 and $1,382,000, respectively.

Research and Fellowship Grants

     During 2002, we terminated all research and fellowship grants and at December 31, 2002, we had no further commitments to pay any research or fellowship grants. Grant expense for 2000, 2001 and 2002 was approximately $1,309,000, $822,000 and $332,000, respectively, and is included in research and development on the consolidated statement of operations.

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

Joint Venture

     In September 1999, we entered into a three-year joint venture agreement with the Regents of the University of California, Irvine (UCI) to assist in the marketing and commercialization of discoveries made by certain members of its functional genomics science department. We were obligated under the agreement to fund the joint venture for three years with minimum payments of $2.0 million over the life of the agreement. During 2002, we cancelled the joint venture and we have no further obligations under this joint venture agreement.

     In April 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals Ltd. of Mumbai, India (“JBCPL”) and created a new entity, NeoJB LLC, a Delaware limited liability company (NeoJB). We own 80% of NeoJB and a JBCPL subsidiary owns 20% of NeoJB. The business operations of NeoJB is to initially seek U.S. regulatory approval on JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses. In conjunction with the formation of NeoJB, we granted a five-year warrant to JBCPL to purchase up to 4,000 shares of our common stock at an exercise price of $11.25 per share, equal to the market price of our common stock on the date of grant. The fair value of the warrant was estimated to be $38,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years.

Employment Agreements

     We entered into employment agreements with certain of our key executive personnel. The agreements provide for, among other things, guaranteed severance payments equal to up to twice the officer’s annual base salary upon the termination of employment without cause or upon a change in control under certain circumstances.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet transactions, arrangements and obligations (including contingent obligations) that have or are reasonable likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than the previously disclosed contingent rent commitment that is discussed above in this section under Facility, Property and Equipment Operating Leases.

Other

     On September 30, 2002, we entered into a Co-Development and License Agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the agreement, we became obligated to maintain certain contractual obligations related to an underlying license agreement for satraplatin.

     We have historically conducted research activities involving hazardous materials and are therefore responsible for the decommissioning of our research laboratories. We do not expect costs related to the decommissioning process to be material.

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

     Our investments during 2002 and as of December 31, 2002 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair value of these investments but do not affect the interest earnings. Because these financial instruments are considered “available for sale,” all changes in fair value is recorded in stockholders’ equity as “Unrealized (losses) gains on available-for-sale securities” until the investment is either sold or matures, at which time the gain or loss, if any, is recognized as a realized gain or loss in the statement of operations. If a 10% change in interest rates were to have occurred on December 31, 2002, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with corporations’ credit ratings of which we have purchased corporate bonds (or paper). If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on such corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our corporate bond investments by purchasing a few bonds of many large, well known, companies in a variety of industries.

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

     As a result of the failure of a pivotal clinical trial for Neotrofin in Alzheimer’s disease to demonstrate statistically significant data showing Neotrofin has efficacy in the treatment of Alzheimer’s disease, we changed our strategic direction and installed a new management team. Our new management team has extensive experience in the field of oncology drug development. Our primary business focus in 2003 and beyond will be the development of oncology drugs. Our portfolio currently includes three drugs which are in various stages of clinical development. We plan on launching a Phase 3 clinical trial for satraplatin for the treatment of prostate cancer in the United States during 2003 with our co-development partner, GPC Biotech AG.

     In addition, we expanded a Phase 1/2 clinical study for Eoquin™ for the treatment of bladder cancer in Europe after the first patient in the trial showed a complete response after receiving six treatments with Eoquin over a period of six weeks, which resulted in the complete disappearance of the tumor as confirmed by biopsy. We have also begun to prepare for a phase 2 study for elsamitrucin for the treatment of non-Hodgkin’s lymphoma in 2004. However, our ability to launch or continue with this trial may be limited or prevented if sufficient funds cannot be raised.

     The capital markets continue to be poor and access to capital for a drug development company is limited. Therefore, our attempts to raise additional capital may be unsuccessful. If this were to occur, we would likely engage in additional restructuring activities under a board-approved operational restructuring plan, which would include, but would not be limited to (a) layoffs of a substantial number of our personnel, (b) reduction in the scope and nature of our research and development activities, and (c) termination of operating leases and other contractual arrangements. Although these measures would reduce our ongoing burn-rate, there would be certain up-front non-recurring cash costs incurred, including severance and other termination-related costs. However, our hope is that we will be successful in raising the necessary funds for these trials. We intend to continue to expand the number of our drug candidates and indications. If we are able to raise sufficient funds to proceed with our proposed clinical work on all of our drug candidates, we believe that our pipeline of drug candidates will eventually produce outstanding company growth.

     Our current pipeline consists of seven drug candidates: satraplatin, elsamitrucin, Eoquin™, Neotrofin™, AIT-034, SPPI-339 and SPPI-356. We are currently developing these drug candidates for the treatment in prostate cancer, bladder cancer, non-Hodgkin’s lymphoma, radiation sensitization as it relates to radiation treatment for cancer, dementia and memory impairment associated with aging, mild cognitive impairment, cognition, stroke, schizophrenia, other neurodegenerative diseases, and attention deficits. Currently, each of our drug candidates relates to life threatening diseases and is novel in its treatment or indication; therefore, we hope for expedited regulatory approval, if appropriate. We believe that all of our proposed drug candidates, with sufficient funding, will eventually be marketed by us or with the assistance and leadership of a co-development partner.

     During 2002, we formed a joint venture with an Indian pharmaceutical company for the approval and marketing of generic drugs in the United States. In January 2003, we filed our first Abbreviated New Drug Application (“ANDA”) for Ciprofloxacin. We plan to file at least four additional ANDAs for a variety of drugs during 2003. We expect to begin marketing our first drug, Ciprofloxacin and other drugs in 2004. We view the potential for generic drug marketing and sales in the United States with the assistance of a low-cost, high quality manufacturer as a tremendous opportunity which we believe will provide us with a source of funding for our research activities, thereby reducing our need to rely on the capital markets to fund our development activities.

     We currently lack sufficient funds and strategic alliances to complete our current business plans. We believe that our existing capital resources, will not be adequate to fund our capital needs for the next 12 months of operations at our current level. We do not know whether or not we will be able to secure sufficient new funds to continue our businesses for the next 12 months and whether such funds can be obtained in time before we will have to take other actions that we otherwise would not take, like selling certain or all of our intellectual property rights and restructuring our operations or a combination of these activities.

     If we are able to secure sufficient new funds and are able to develop strategic alliances with other pharmaceutical businesses for co-development opportunities, we would expect that our operating expenses would increase over the next several years as we expand our research and development and commercialization activities and operations. We expect to incur significant additional operating losses for at least the next several years. We also expect that research and development expenses will increase as we expand our clinical trials on all of our drug candidates. Depending on the results of our ongoing and planned clinical trials for our drug candidates and the outcome of the regulatory approval process, we will expand our marketing and manufacturing abilities as we approach commercializing each of our product candidates.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, subheading “Financial Market Risks”, above.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
formerly NeoTherapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of NeoTherapeutics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoTherapeutics, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Arthur Anderson LLP

Orange County, California
March 27, 2002

This is a copy of the audit report previously issued by Arthur Anderson LLP in connection with Spectrum Pharmaceuticals, Inc.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Anderson LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Spectrum Pharmaceuticals, Inc. (formerly NeoTherapeutics, Inc.)

We have audited the accompanying consolidated balance sheet of Spectrum Pharmaceuticals, Inc. (formerly NeoTherapeutics, Inc.) (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations, and whose report dated March 27, 2002 on those statements included an explanatory paragraph that described the Company’s recurring losses from operations and its net capital deficiency discussed in Note 1 to those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Pharmaceuticals, Inc. (formerly NeoTherapeutics, Inc.) as of December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company continues to suffer recurring losses from operations and has difficulties generating sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kelly & Company

Kelly & Company
Costa Mesa, California
March 25, 2003

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$749,213	$1,511,942
Marketable securities and short-term investments	6,407,388	66,396
Other receivables	474,007	203,558
Property and equipment, held for sale	—	619,000
Prepaid expenses and refundable deposits	386,229	170,214

Total current assets	8,016,837	2,571,110
PROPERTY AND EQUIPMENT, at cost:
Equipment	5,397,052	1,177,828
Leasehold improvements	1,937,912	509,032
Accumulated depreciation and amortization	(2,646,103)	(884,794)

Property and equipment, net	4,688,861	802,066
OTHER ASSETS - Prepaid expenses and deposits	119,164	79,944

Total assets	$12,824,862	$3,453,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,186,085	$2,013,247
Accrued payroll and related taxes	236,223	201,847
Note payable to related party	135,574	—
Current portion of capital lease obligations	654,434	306,597

Total current liabilities	5,212,316	2,521,691
CAPITAL LEASE OBLIGATIONS, net of current portion	463,705	157,581
OTHER NON-CURRENT LIABILITIES	361,831	101,496

Total liabilities	6,037,852	2,780,768
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Issued and outstanding, none at December 31, 2001 and 2002	—	—
Common Stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 951,086 and 2,726,019 shares, respectively	951	2,726
Additional paid in capital	134,682,093	143,831,315
Deferred compensation expense	(1,889,628)	(55,730)
Notes receivable from officers and directors	(615,649)	—
Accumulated other comprehensive income	87,065	5,724
Accumulated deficit	(125,477,822)	(143,111,683)

Total stockholders’ equity	6,787,010	672,352

Total liabilities and stockholders’ equity	$12,824,862	$3,453,120

The accompanying notes are an integral part of these consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2000	2001	2002

REVENUES:
Licensing	$—	$41,113	$2,371,387
OPERATING EXPENSES:
Research and development	38,766,884	20,611,119	12,726,499
General and administrative	5,106,812	7,579,866	4,102,435
Restructuring expenses	—	—	3,049,815

	43,873,696	28,190,985	19,878,749

LOSS FROM OPERATIONS	(43,873,696)	(28,149,872)	(17,507,362)
OTHER INCOME (EXPENSE):
Interest income	776,348	693,766	160,717
Interest expense	(1,857,640)	(129,567)	(123,162)
Other expense	(8,702)	(200,694)	(164,054)

Total other income (expense)	(1,089,994)	363,505	(126,499)

NET LOSS BEFORE MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	(44,963,690)	(27,786,367)	(17,633,861)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES’ NET LOSS	(1,463,597)	(48,453)	—

NET LOSS	$(46,427,287)	$(27,834,820)	$(17,633,861)

BASIC AND DILUTED LOSS PER SHARE	$(109.25)	$(36.50)	$(12.34)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	424,964	784,949	1,429,380

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Additional
					Paid in
	Preferred Stock		Common Stock		Capital

	Shares	Par	Shares	Par

Balance at December 31, 1999	—	—	351,134	351	58,425,536
Net loss	—	—	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	—	—

Comprehensive loss
Sale of common stock, net of issuance costs	—	—	112,224	112	28,758,235
Fair value of warrants sold with 5% convertible debentures	—	—	—	—	10,000,000
Conversion of convertible debentures	—	—	63,767	64	1,675,399
Fair value of warrants sold in subsidiary offerings	—	—	—	—	512,740
Common stock to be issued to vendor for services	—	—	—	—	105,000
Fair value of warrants to be issued to vendor for services	—	—	—	—	131,250
Common stock issued to consultants for service	—	—	80	—	23,500
Public warrant exercise	—	—	180	—	51,186
Stock options exercised by employees	—	—	3,704	4	539,242
Stock options exercised by non-employees	—	—	1,200	1	749
Deferred compensation from employee stock options	—	—	—	—	959,850
Notes receivable from certain officers and directors to purchase stock or exercise stock options	—	—	—	—	—
Repayment and forgiveness of notes to officers and directors upon exercise of stock options	—	—	—	—	—

Balance at December 31, 2000	—	—	532,289	532	101,182,687

[Additional columns below]

[Continued from above table, first column repeated]

		Notes
		Receivable	Accumulated
		from	Other
	Deferred	Directors	Comprehensive	Accumulated
	Compensation	and Officers	Income (Loss)	Deficit	Total

Balance at December 31, 1999	—	(286,560)	(38,572)	(50,395,931)	7,704,824
Net loss	—	—	—	(46,427,287)	(46,427,287)
Unrealized gains on available-for-sale securities	—	—	39,335	—	39,335

Comprehensive loss			39,335	(46,427,287)	(46,387,952)
Sale of common stock, net of issuance costs	—	—	—	—	28,758,347
Fair value of warrants sold with 5% convertible debentures	—	—	—	—	10,000,000
Conversion of convertible debentures	—	—	—	—	1,675,463
Fair value of warrants sold in subsidiary offerings	—	—	—	—	512,740
Common stock to be issued to vendor for services	—	—	—	—	105,000
Fair value of warrants to be issued to vendor for services	—	—	—	—	131,250
Common stock issued to consultants for service	—	—	—	—	23,500
Public warrant exercise	—	—	—	—	51,186
Stock options exercised by employees	—	—	—	—	539,246
Stock options exercised by non-employees	—	—	—	—	750
Deferred compensation from employee stock options	(959,850)	—	—	—	—
Notes receivable from certain officers and directors to purchase stock or exercise stock options	—	(435,649)	—	—	(435,649)
Repayment and forgiveness of notes to officers and directors upon exercise of stock options	—	61,560	—	—	61,560

Balance at December 31, 2000	(959,850)	(660,649)	763	(96,823,218)	2,740,265

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)(Continued)

					Additional
					Paid in
	Preferred Stock		Common Stock		Capital

	Shares	Par	Shares	Par

Balance at December 31, 2000	—	—	532,289	532	101,182,687
Net loss	—	—	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	—	—

Comprehensive loss
Sale of common stock for cash net of issuance costs	—	—	399,173	400	28,326,572
Fair value of stock options granted to consultant	—	—	—	—	10,597
Fair value of warrants issued for consulting services	—	—	—	—	609,875
Fair value of common stock issued for consulting services	—	—	200	—	22,747
Conversion of Preferred Stock of Subsidiary into Series C Preferred Stock	200	1,973,488	—	—	—
Conversion of Series C Preferred Stock into common stock	(170)	(1,677,465)	19,424	19	1,677,446
Purchase and retirement of Series C Preferred Stock	(30)	(296,023)	—	—	—
Deferred compensation from employee stock options	—	—	—	—	2,391,118
Amortization of employee stock option compensation previously deferred	—	—	—	—	—
Sale of stock in subsidiary	—	—	—	—	900
Dividends paid on preferred stock	—	—	—	—	—
Reclassification of warrants fair value and other items previously included in minority interest	—	—	—	—	460,151
Litigation settlement	—	—	—	—	—

Balance at December 31, 2001	—	—	951,086	951	134,682,093

[Additional columns below]

[Continued from above table, first column repeated]

		Notes
		Receivable	Accumulated
		from	Other
	Deferred	Directors	Comprehensive	Accumulated
	Compensation	and Officers	Income (Loss)	Deficit	Total

Balance at December 31, 2000	(959,850)	(660,649)	763	(96,823,218)	2,740,265
Net loss	—	—	—	(27,834,820)	(27,834,820)
Unrealized gains on available-for-sale securities	—	—	86,302	—	86,302

Comprehensive loss			86,302	(27,834,820)	(27,748,518)
Sale of common stock for cash net of issuance costs	—	—	—	—	28,326,972
Fair value of stock options granted to consultant	—	—	—	—	10,597
Fair value of warrants issued for consulting services	—	—	—	—	609,875
Fair value of common stock issued for consulting services	—	—	—	—	22,747
Conversion of Preferred Stock of Subsidiary into Series C Preferred Stock	—	—	—	—	1,973,488
Conversion of Series C Preferred Stock into common stock	—	—	—	—	—
Purchase and retirement of Series C Preferred Stock	—	—	—	(3,977)	(300,000)
Deferred compensation from employee stock options	(2,391,118)	—	—	—	—
Amortization of employee stock option compensation previously deferred	1,461,340	—	—	—	1,461,340
Sale of stock in subsidiary	—	—	—	—	900
Dividends paid on preferred stock	—	—	—	(815,807)	(815,807)
Reclassification of warrants fair value and other items previously included in minority interest	—	—	—	—	460,151
Litigation settlement	—	45,000	—	—	45,000

Balance at December 31, 2001	(1,889,628)	(615,649)	87,065	(125,477,822)	6,787,010

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

					Additional
					Paid in
	Preferred Stock		Common Stock		Capital

	Shares	Par	Shares	Par

Balance at December 31, 2001	—	—	951,086	951	134,682,093
Net loss	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—

Comprehensive loss
Sale of common stock for cash net of issuance costs	—	—	1,407,627	1,408	9,920,279
Cash payment of fractional shares due to the reverse stock split	—	—	(20)	—	—
Fair value of warrants issued to a vendor for services rendered	—	—	—	—	243,804
Fair value of common stock issued to vendors for services rendered	—	—	383,326	383	775,806
Repurchase of common stock	—	—	(16,000)	(16)	(92,984)
Repurchase of warrants	—	—	—	—	(50,000)
Expiration of stock options granted	—	—	—	—	(1,422,683)
Repayment of notes receivable from directors and officers	—	—	—	—	—
Termination of notes receivable from directors and officers	—	—	—	—	(225,000)
Amortization of employee stock option compensation previously deferred	—	—	—	—	—

Balance at December 31, 2002	—	—	2,726,019	2,726	143,831,315

[Additional columns below]

[Continued from above table, first column repeated]

		Notes
		Receivable	Accumulated
		from	Other
	Deferred	Directors	Comprehensive	Accumulated
	Compensation	and Officers	Income (Loss)	Deficit	Total

Balance at December 31, 2001	(1,889,628)	(615,649)	87,065	(125,477,822)	6,787,010
Net loss	—	—	—	(17,633,861)	(17,633,861)
Unrealized gains (loss) on available-for-sale securities	—	—	(81,341)	—	(81,341)

Comprehensive loss			(81,341)	(17,633,861)	(17,715,202)
Sale of common stock for cash net of issuance costs	—	—	—	—	9,921,687
Cash payment of fractional shares due to the reverse stock split	—	—	—	—	—
Fair value of warrants issued to a vendor for services rendered	—	—	—	—	243,804
Fair value of common stock issued to vendors for services rendered	—	—	—	—	776,189
Repurchase of common stock	—	—	—	—	(93,000)
Repurchase of warrants	—	—	—	—	(50,000)
Expiration of stock options granted	1,422,683	—	—	—	—
Repayment of notes receivable from directors and officers	—	390,649	—	—	390,649
Termination of notes receivable from directors and officers	—	225,000	—	—	—
Amortization of employee stock option compensation previously deferred	411,215	—	—	—	411,215

Balance at December 31, 2002	(55,730)	—	5,724	(143,111,683)	672,352

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(46,427,287)	(27,834,820)	(17,633,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items included in net loss:
Minority interest in net loss	—	(162,380)	—
Depreciation and amortization	588,856	796,027	916,949
Amortization of debt discount	13,102	13,102	—
Impairment on investment in marketable security	—	—	50,904
Amortization of employee stock option compensation previously deferred	755,496	1,461,340	411,215
Issuance of common stock for services	—	33,344	1,019,994
Beneficial conversion feature related to preferred stock of consolidated subsidiary	1,463,597	—	—
Amortization of discount on convertible debentures and beneficial conversion feature	539,277	—	—
Fair value of warrants issued for consulting services	—	609,875	—
Forgiveness of notes to officers and directors	—	45,000	390,649
Impairment provision on property and equipment	—	—	2,287,726
Changes in operating assets and liabilities:
(Increase) decrease in other receivables, prepaid expenses and refundable deposits	(186,025)	(108,167)	486,464
Increase (decrease) in accounts payable and accrued expenses	329,512	220,579	(2,172,839)
(Increase) decrease in property and equipment, held for sale	—	—	(619,000)
Increase (decrease) in accrued payroll and related taxes	153,562	(29,160)	(34,376)
Increase (decrease) in other non-current liabilities	11,411	275,299	(260,335)
(Repayment of) proceeds from notes payable to related parties, net	(272,731)	(150,000)	(135,574)

Net cash used in operating activities	(43,031,230)	(24,829,961)	(15,292,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(368,911)	(1,363,516)	(58,896)
(Purchases) sales of marketable securities and short-term investments, net	(2,316,668)	(1,009,871)	6,208,746
(Increase) decrease in other assets	(300,910)	(65,922)	39,220
Proceeds from sale of equipment	—	—	741,016

Net cash used in investing activities	(2,986,489)	(2,439,309)	6,930,086

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	2000	2001	2002

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	29,912,724	28,326,972	9,921,687
Proceeds from issuance of common stock in consolidated subsidiary	—	1,000	—
Proceeds from sale of preferred stock of consolidated subsidiary, net of issuance cost	6,488,493	—	—
Proceeds from exercise of stock options and warrants	75,436	—	—
Proceeds from sale of convertible debentures, net of issuance cost	9,387,321	—	—
Payments made on capital lease and loan obligations	(475,660)	(667,865)	(653,960)
Proceeds from notes receivables from officers and directors for purchase of common stock	61,560	—	—
Purchase of preferred stock of consolidated subsidiary	—	(4,684,192)	—
Payments of dividend on preferred stock of consolidated subsidiary	—	(815,807)	—
Purchase of series C preferred stock	—	(300,000)	—
Repurchase of common stock and warrants	—	—	(143,000)

Net cash provided by financing activities	45,449,874	21,860,108	9,124,727

Net increase (decrease) in cash and cash equivalents	(567,845)	(5,409,162)	762,729
Cash and cash equivalents, beginning of period	6,726,220	6,158,375	749,213

Cash and cash equivalents, end of period	6,158,375	749,213	1,511,942

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets financed by capital lease	$475,340	$705,289	$—

Unrealized (gain) loss on marketable securities	$(39,335)	$(86,302)	$81,342

Stock and stock options granted to employees and non-employees below fair market value	$959,850	$2,391,118	$—

Retirement of stock options granted to employees below fair market value	—	—	$1,422,683

Conversion of subsidiary preferred stock into company series C preferred stock	—	$1,973,488	$—

Conversion of preferred stock and convertible debentures into shares of common stock	$—	$1,677,465	$—

Reclassification of warrants and other	$—	$460,151	$—

Minority interest share of proceeds from issuance of common stock in consolidated subsidiary	$—	$(100)	$—

Financing of insurance policies and other assets	$379,000	$—	$—

Issuance of warrants in connection with equity and debt financing	$512,740	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

1.     Organization and Businesses and Summary of Critical Accounting Policies and Estimates

Organization and Business

     We incorporated Spectrum Pharmaceuticals, Inc. (or Spectrum Pharmaceuticals) in Colorado as Americus Funding Corporation (or AFC) in December 1987. In August 1996, we changed AFC’s name to NeoTherapeutics, Inc. and in June 1997, we reincorporated NeoTherapeutics in the state of Delaware. In December 2002, NeoTherapeutics, Inc. changed its name to Spectrum Pharmaceuticals, Inc. We had four subsidiaries as of December 31, 2002: NeoTherapeutics GmbH, wholly owned, incorporated in Switzerland in April 1997 (or NeoGmbH); NeoGene Technologies, Inc., 88.4% owned, incorporated in California in October 1999 (or NeoGene); NeoOncoRx, Inc., 90.5% owned, incorporated in California in November 2000 (or NeoOncoRx) and NeoJB LLC, organized in California in April 2002 and 80% owned by Spectrum Pharmaceuticals. We dissolved a previously wholly owned subsidiary, NeoTravel, Inc., in December 2002. In February 2003, NeoOncoRx was also liquidated. We merged a previously wholly owned subsidiary, Advanced ImmunoTherapeutics, Inc., into Spectrum Pharmaceuticals, Inc. in 2001. The accompanying consolidated financial statements include the operating results of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Unless the context otherwise requires, all references to the “Company”, “we”, “our”, “us” and “Spectrum” refer to all of the companies above as a consolidated entity.

     We were a development stage pharmaceutical company through the second quarter ended June 30, 2002. Beginning in the third quarter ended September 30, 2002, we are no longer a development stage enterprise in that we have commenced our planned principal operations of (1) in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, (2) the out-licensing of our neurology drug candidates to strategic partners and (3) the development and marketing of generic drugs in the United States and have generated revenue from these operations.

     Also during the year, our functional genomics business was engaged in discovering gene functions and validating novel molecular targets for innovative drug development. On July 19, 2002, we adopted a formal plan to discontinue the operations of our functional genomics business. However, as part of a change in management and reassessment of the Company’s strategy in August 2002, we altered our plans to discontinue the operations and changed the focus of the business to out-licensing the genomics technology and the administration of two Pfizer Inc. collaboration agreements. At that time, we eliminated all further functional genomics research operations and the associated research funding commitments to the Regents of the University of California, Irvine (UCI). During 2003, we entered into an agreement with UCI to transfer our rights under the two Pfizer Inc. collaboration agreements in exchange for satisfaction of certain accounts payable and elimination of certain future liabilities of the Company.

Summary of Critical Accounting Policies and Estimates

Liquidity

     We have prepared the consolidated financial statements under the assumption that we are a going concern. Since our inception, we have incurred cumulative losses of approximately $141.7 million through December 31, 2002, and expect to incur substantial losses over the next several years.

     On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the out-licensing of our neurology drug candidates to strategic partners. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our expense rate fell from approximately $7 million per quarter to approximately $1.7 million during the three-month period ended December 31, 2002 (exclusive of impairment, drug product and formulation charges), and we expect it to continue to fall to approximately $1.5 million, or lower, per quarter beginning in the first quarter of 2003 (exclusive of drug product and formulation costs). The recent and the prospective reduction in the expense rate is principally due to reductions in clinical, research and administrative personnel representing an approximate 78% reduction in personnel since December 2001, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies, a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business. Our expense rate in 2003 will be a function of our drug development program. We have initiated a clinical trial of Eoquin™ for the treatment of superficial bladder cancer which is reflected in our current expectations for the expense rate during 2003. If we decide to initiate a clinical study of elsamitrucin in refractory non-Hodgkin’s lymphoma in late 2003, our expense rate will increase.

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, Spectrum may receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million upon signing (which was received in October of 2002) and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, Spectrum will be entitled to receive royalty payments based upon net sales.

     At the present time, our business does not generate sufficient cash from operations to finance our short-term operations. We will rely primarily on (a) raising funds through the sale of our common stock and/or (b) out-licensing our technology, to meet all of our short-term cash needs. We have generated operating losses since our inception and our existing cash and investment securities are not sufficient to fund our current planned operations for the next 12 months. Therefore, we will need to seek additional funding by the end of June 2003, or sooner, through public or private financings, including equity financings, and through other arrangements to continue operating our businesses. As has been stated by our independent public accountants in their opinion, our current financial position raises substantial doubt as to our ability to continue as a going concern.

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

Marketable Securities and Short-Term Investments

     We classify investments in debt securities among three categories: held-to-maturity, trading, and available-for-sale. As of December 31, 2002, all of our debt securities holdings were categorized as available-for-sale. We carry available-for-sale securities at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We use quoted market prices to determine the fair value of these investments. If we believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of an investment, we consider the impairment as other than temporary and would record an impairment loss.

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

     We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value.

Research and Development

     We expense all research and development activity costs in the period incurred.

Stock-Based Compensation

     At December 31, 2002, we had three stock-based employee compensation plans, which are described more fully in Note 15. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss for options granted under those plans that have an exercise price equal to the market value of the underlying common stock on the date of grant. We recognize expense related to options granted that have an exercise price that is below the market price of the underlying stock at the time of grant and for options issued to non-employees. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the three years ending December 31, 2002.

	2000	2001	2002
Net loss, as reported	$(46,427,827)	$(27,834,820)	$(17,633,861)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,622,730)	(4,307,917)	(6,094,154)

Pro forma net loss	$(49,050,557)	$(32,142,737)	$(23,728,015)
Loss per share:
Basic and diluted – as reported	$(109.25)	$(36.50)	$(12.34)
Basic and diluted – pro forma	$(115.42)	$(41.99)	$(16.60)

Basic and Diluted Net Loss Per Share

     We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding and the net loss, less preferred stock dividends, during each year, respectively. We exclude all antidilutive common stock equivalents from the basic and diluted net loss per share calculation.

     All share and per share information has been restated to reflect for the 25-for-1 reverse split of our outstanding common stock approved by our stockholders on September 5, 2002 and completed on September 6, 2002.

Use of Estimates

     We make certain estimates to prepare our financial statements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses reported during the reporting period. Actual results could differ from our estimates.

     We have estimated that our current working capital plus funds raised or to be raised subsequent to year end will be sufficient for us to continue as a going concern and therefore have prepared the financial statements on that basis. That basis includes estimating future cash requirements of planned research & development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our drug candidates, and other major business assumptions. If these estimates prove to be wrong, we may not be able to continue as a going concern.

Revenue Recognition

     We have adopted a strategy of co-developing or licensing our drug candidates. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured. If no further commitments are required of us, the revenue is recognized when the license fee is payable or when all future commitments are satisfied.

     License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon (i) the achievement of specified milestones when we have earned the milestone payment, (ii) the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events which are reasonably assured and recognizes them ratably over the minimum remaining period of our performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

Income Taxes

     We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement bases and tax bases of existing assets and liabilities. We recorded a valuation allowance equal to our net deferred tax asset.

New Accounting Pronouncements

     The FASB has issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Correction, which establishes a requirement to classify gains and losses on extinguishment of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends SFAS 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The adoption of SFAS 145 did not have an impact on our consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002. We do not anticipate the adoption of SFAS 146 to have a material impact on our financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation” (SFAS 148). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not anticipate the adoption of SFAS 148 to have a material impact on our financial condition or results of operations.

2.      Concentration of Credit Risk

     We invest our excess cash in marketable debt securities and do not require collateral or other security in addition to collateral or other security contained in the investment contract. Investments are not insured against the possibility of a complete loss of earnings or principal and are subject to a degree of credit risk related to the credit worthiness of the underlying issuer. We widely diversify our investments in high-grade securities to avoid concentrations of credit risk and believe that such credit risk inherent in our investments at December 31, 2002 is minimal.

3.      Related Party Transactions

     During 1987 and 1988, Alvin J. Glasky, Ph.D., a former Chief Executive Officer loaned a total of $270,650 to us for working capital purposes, of which $250,000 plus $2,000 of accrued interest was canceled in December 1988 in exchange for the issuance of 28 Revenue Participation Units (or RPU’s). The RPU’s were converted into 4,480 shares of our common stock.

     From 1989 through 1993, we borrowed an additional $757,900 from Dr. Glasky, which, together with accrued interest of $300,404, aggregated $1,058,304 on December 31, 1993, at which time we issued 8,000 shares of common stock to Dr. Glasky in exchange for cancellation of $500,000 of loans made to us. The remaining $257,900 in principal and $300,404 of accrued interest were converted to a $558,304 promissory note. Interest was payable monthly at the annual rate of 9%. The note was partially repaid in 2000 when we advanced cash to Dr. Glasky to pay payroll taxes arising from the Dr. Glasky’s exercise of a warrant for 3,527 shares of our common stock at $93.75 per share in August 2000. We made a further partial repayment of the note in 2001. The outstanding balance was repaid on August 16, 2002, in connection with Dr. Glasky’s retirement as our Chairman, Chief Executive Officer and Chief Scientific Officer.

Assignment of Patents by Dr. Alvin Glasky

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

McMaster University Agreement

     On July 10, 1996, we entered into a license agreement with McMaster University (or McMaster) that allows us the use of certain technologies developed by McMaster covered in the patents filed jointly by us and McMaster, all of which are also encumbered by the Glasky Agreements. Under the agreement, we paid a one time licensing fee of $15,000 and are obligated to pay to McMaster an annual royalty of five percent (5%) on net sales of products containing compounds developed by McMaster. In July 1997, we began making annual minimum royalty payments of $25,000.

Director and Officer Notes for the Exercise of Equity Instruments

     We made loans to certain of our directors and officers for the exercise of stock options or the purchase of stock. We loaned $286,560 in 1998, and $435,649 in 2000. During 2000, one individual paid $61,560 back to us and during 2001, in connection with the settlement of a litigation matter, we forgave a $45,000 note to one individual. In February 2003, we agreed to forgive/terminate all outstanding amounts due under the remaining loan agreements and in return, the board members agreed to return the shares of common stock originally purchased under the loans. For accounting purposes, this arrangement was considered to be an uncompleted transaction and therefore, the common stock and related notes receivable were eliminated as of December 31, 2002.

4.      Net Loss Per Share

     Basic and diluted loss per share for the year ended December 31, 2001 was computed after increasing the net loss by a dividend amounting to $815,807 paid to Series A Preferred Stock holders that resulted from our repurchase of the preferred stock.

5.     Marketable Securities and Short-Term Investments

     A summary of marketable securities and short-term investments at December 31, 2001 and 2002 is as follows:

		Gross	Gross
		Unrealized	Unrealized	Market
Type of Investment	Cost	Gains	(Losses)	Value

December 31, 2001:
Available-for-Sale:
U.S. Government Treasury Notes and Bonds	$150,072	$2,279	$—	$152,351
U.S. Government guaranteed securities	212,491	6,709	—	219,200
Corporate Bonds	6,461,227	78,077	—	6,539,304
Margin Loans	(503,467)	—	—	(503,467)

Total Investments	$6,320,323	$87,065	$—	$6,407,388

December 31, 2002:
Available-for-Sale:
Corporate Bonds	$60,672	$5,724	$—	$66,396

     For the years ended December 31, 2000, 2001 and 2002, sales of securities at fair market value aggregated $848,202, $7,642,687 and $6,642,002, respectively. The Company realized gains over original cost of $3,892, $131,150 and $14,066 and losses below original cost of $13,561, $101,171 and $120,928, respectively. All gains and losses reported in a year as other comprehensive income have been reclassified into net income in the subsequent year.

     From time to time, the Company used margin loans to purchase certain available-for-sale securities when cash is not available based on timing of other investment maturities. Our agreement with our bank secures the margin loans with our investments and grants the bank the right to collect money owed to them by us as a result of a margin loan prior to cash being distributed to the Company. Therefore, the margin loans were offset in the balance sheet against marketable securities and short-term investments. There were no margin loans outstanding as of December 31, 2002 and the Company no longer uses margin loans to purchase securities.

     As of December 31, 2002, we had one investment of approximately $61,000 in WorldCom Inc. corporate bonds that matures on May 15, 2003. The fair market value of these corporate bonds at December 31, 2002 was approximately $14,100, based on a market quotation. In July 2002, WorldCom Inc. and its subsidiaries filed a voluntary jointly administered petition under the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the corporate bonds, therefore, we consider the impairment as other than temporary and recorded a loss for approximately $51,000 in other expense during 2002.

6.     Capital Lease Obligations and Other Debt

     In September 1998, we entered into a Master Note and Security Agreement (or the Note) with a finance company affiliated with our bank whereby we borrowed $1.5 million under the Note for equipment and computer software purchases. Borrowings were collateralized by substantially all of our assets, exclusive of our patents and other intellectual properties. The note required monthly repayments of $41,277, bearing interest at approximately 12% and was due March 2002. We also granted to the finance company a warrant to purchase up to 538 shares of our common stock at $185.75 a share which was valued at $45,000 using the Black-Scholes option-pricing model with the following assumptions: Risk-free interest rate of 5.02%; expected life of three years; expected volatility of 75.3%.

     On September 22, 2000, we signed an agreement to lease up to $2.5 million in equipment from a major equipment leasing and remarketing company (or lessor). Under the terms of the agreement, we could have drawn up to $2.5 million through September 2001 and are required to make quarterly payments over three years on cumulative advances drawn by us. We drew a total of $1,029,381 under the lease agreement. The lease is collateralized by the underlying equipment. At the conclusion of the lease term, the equipment may be purchased for fair value at that time, re-marketed by the lessor, or re-leased by us. During 2002, we were not in compliance with one of our debt covenants under this lease agreement because we had not maintained the required minimum balance of cash or equivalents. To cure the event of default, we executed a modification of the lease providing the leaseholder a security interest in our property and equipment and accounts with a book value of $3.5 million and in return, the leaseholder waived its rights to any remedies or actions due to the default.

     In October 2000, we financed $151,249 of laboratory equipment through an equipment vendor under a capital lease agreement. Under the terms of the agreement, we are required to make monthly payments of $4,839 over three years, including effective interest at approximately 9% per annum.

     Future installments of debt principal on capital lease obligations are as follows:

Year Ending
December 31:	Amount

2003	$306,597
2004	157,581

$464,178

7.      Deferred Revenue

     We had deferred revenue of $258,887 classified as other non-current liabilities in our balance sheet at December 31, 2001.

     During 2001, we received initial payments totaling $300,000 under two licensing agreements that we had between our functional genomic business segment and Pfizer Inc., of which 25% of all payments received from Pfizer Inc. were paid to the Regents of the University of California, Irvine (UCI). On May 10, 2002, we received the first milestone payment of $250,000 from Pfizer Inc. under our technology out-license agreement dated March 15, 2001 with Pfizer Inc. This milestone payment became due at the time Pfizer Inc. formally approved the funding and implementation of a research program with respect to a pharmaceutical lead based on the technology that we licensed to Pfizer Inc. In accordance with our revenue recognition policy these initial payments, less amounts owed to UCI, were recognized as revenue over a three-year period from the date of inception of the respective agreement, whereas substantive milestone payments were recognized as revenue, less amounts owed to UCI, upon receipt. We recognized licensing revenue related to these agreements of $41,113 and $371,387 during 2001 and 2002, respectively. During the fourth quarter of 2002, we terminated our relationship with UCI and in 2003 we executed a settlement agreement with UCI transferring all future rights to any milestone payments under these agreements to UCI for the satisfaction of certain accounts payable due to the Regents of the University of California and certain future obligations. As a result of the satisfaction of all future obligations by the Company to Pfizer during 2002, we recognized the remaining deferred revenue balance during fiscal 2002.

8.     Co-Development and License Agreement with GPC Biotech AG

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, Spectrum may receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million upon signing (which was received in October of 2002) and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. The remaining payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, Spectrum will be entitled to receive royalty payments based upon net sales. In accordance with our revenue recognition policy this initial payment was recognized as revenue as the Company has satisfied its commitments under the license agreement.

9.      Restructuring Expenses

     During 2002, we shifted our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the out-licensing our neurology drug candidates to strategic partners. As a result of this change in focus, we terminated all research efforts related to Neotrofin, neurology and functional genomics. As part of the restructuring, 21 employees were terminated resulting in severance related expenses of $59,000, two senior executives retired and entered into retirement agreements with an associated expense of $704,000, the Company exchanged assets for certain payables to the Regents of the University of California, Irvine which resulted in a net loss of $312,000 and the Company incurred restructuring related administrative and legal expenses of $306,000 during the quarter. As of December 31, 2002, we had completed substantially all of the activities related to the restructuring.

     During the fourth quarter, we completed a review of the carrying value of our property and equipment for a possible impairment under SFAS 144. In connection with the review of the carrying value of the assets, management committed to a plan to dispose of the laboratory equipment during the next twelve months through an ordinary liquidation of the equipment. As a result of this determination, we engaged an independent appraiser to determine the fair market value of the equipment. The appraisal as of December 31, 2002 determined that the value of the laboratory equipment was $619,000 which is classified as Property and Equipment, held for sale in the accompanying balance sheet. Also as a result of the SFAS 144 review, we determined that the expected cash flow from the equipment was less than its current carrying value and therefore recorded an impairment reserve in the amount of $1,669,000. We expect to sell the laboratory equipment during 2003.

     Effective August 16, 2002, Dr. Alvin J. Glasky retired from his positions as Chairman of our Board of Directors, Chief Executive Officer and Chief Scientific Officer. In connection with his retirement, we entered into an agreement with Dr. Glasky which provided for the payment of approximately $113,000 in severance benefits through December 31, 2002, accrued vacation benefits and deferred salary of approximately $54,000, and an additional payment of approximately $106,000, representing the repayment of certain loans from Dr. Glasky to us, net of other offsets. In addition, in lieu of the payment of additional contractually obligated severance benefits, the Company relieved Dr. Glasky of his obligation to repay a loan in the amount of $390,000. As of December 31, 2002, $12,500 of unpaid severance benefits due to Dr. Glasky are reflected as accrued payroll and related taxes in the accompanying balance sheet.

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

10.      Joint Venture

     On April 17, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals Ltd. of Mumbai, India (JBCPL) and created a new entity, NeoJB LLC, a Delaware limited liability company (NeoJB). Spectrum owns 80% of NeoJB and a JBCPL subsidiary owns 20% of NeoJB. NeoJB’s business operations include seeking U.S. regulatory approval on JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses. In conjunction with the formation of NeoJB, we granted a five-year warrant to JBCPL to purchase up to 4,000 shares of our common stock at an exercise price of $11.25 per share, equal to the market price of our common stock on the date of grant. The fair value of the warrant was estimated to be $38,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years.

11.      Income Taxes

     We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. Significant components of the income tax expense are as follows:

	Year Ended December 31,
	2000	2001	2002

Current:
Federal	$—	$—	$—
State	800	1,600	3,200
Foreign	—	—	—

	$800	$1,600	$3,200

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

     The following is a reconciliation from the statutory federal income tax rate to our effective tax rate for income taxes:

	2000	2001	2001

Federal statutory tax rate	$(10,042,749)	$(6,595,893)	$(6,171,851)
Non-utilization of net operating losses	10,042,749	6,595,893	6,171,851

Effective tax rate	$—	$—	$—

     Significant components of our deferred tax assets and liabilities as of December 31, 2001 and 2002 are shown below. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2001 and 2002 as realization of such assets is uncertain.

	2001	2002

Deferred tax assets:
Net operating loss and business credit carryforwards	$39,075,459	$39,478,769
Depreciation and amortization differences	—	370,504

Deferred tax liabilities:
Depreciation and amortization differences	735,712	—

Net deferred tax assets	$38,339,747	$39,849,273
Valuation allowance for deferred tax assets	$(38,339,747)	$(39,849,273)

	$—	$—

     At December 31, 2002 we had federal and California income tax loss carryforwards of $83,272,000 and $45,092,000, respectively. The federal and California tax loss carryforwards will begin to expire in 2009 and 2002, respectively. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in the case of an “ownership change” of a corporation. Any ownership changes, as defined, may restrict utilization of our carryforwards. As of December 31, 2002, we had foreign loss carryforwards of $40,877,000.

12.      Commitments and Contingencies

Facility and Equipment Leases

     We lease certain facilities for our research and development and administrative functions and its subsidiaries. Certain leases also require scheduled annual fixed rent increases, payments of property taxes, insurance and maintenance. Our functional genomics subsidiary sub-leases a facility from its collaboration partner (see “Joint Venture” below) that requires us to pay 50% of the lease payments plus any shortfall by our collaboration partner. In 2001, we paid approximately 85% of the minimum lease requirements under this lease representing a contingent rental incurred in excess of our 50% commitment of approximately $102,000 in 2001. In 2002, we paid approximately 82% of the minimum lease requirements under the lease representing a contingent rental incurred in excess of our 50% commitment of approximately $102,000 in 2002. The minimum lease requirements below include 100% of the minimum lease requirements to be made under this lease. In addition, we lease certain office and telephone equipment under non-cancelable operating leases.

     Minimum lease requirements for each of the next five years and thereafter under the property and equipment leases are as follows:

Year ending December 31:	Amount

2003	721,200
2004	424,700
2005	210,700
2006	84,900
2007	—

$1,441,500

     Rent expense for the years ended December 31, 2000, 2001 and 2002 aggregated approximately $637,000, $808,000 and $1,382,000, respectively.

Research and Fellowship Grants

     During 2002, we terminated all research and fellowship grants and at December 31, 2002, we had no further commitments to pay any research or fellowship grants. Grant expense for 2000, 2001 and 2002 was approximately $1,309,000, $822,000 and $332,000, respectively, and is included in research and development on the consolidated statement of operations.

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

Joint Venture

     In September 1999, we entered into a three-year joint venture agreement with the UCI to assist in the marketing and commercialization of discoveries made by certain members of its functional genomics science department. We were obligated under the agreement to fund the joint venture for three years with minimum payments of $2.0 million over the life of the agreement. As of December 31, 2001, no obligation remains under this minimum obligation. During 2002, we cancelled the joint venture.

     In April 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals Ltd. of Mumbai, India (“JBCPL”) and created a new entity, NeoJB LLC, a Delaware limited liability company (“NeoJB”). We own 80% of NeoJB and a JBCPL subsidiary owns 20% of NeoJB. The business operations of NeoJB is to initially seek U.S. regulatory approval on JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses. In conjunction with the formation of NeoJB, we granted a five-year warrant to JBCPL to purchase up to 4,000 shares of our common stock at an exercise price of $11.25 per share, equal to the market price of our common stock on the date of grant. The fair value of the warrant was estimated to be $38,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years.

Employment Agreements

     We entered into employment agreements with certain of our key executive personnel. The agreements provide for, among other things, guaranteed severance payments equal to up to twice the officer’s annual base salary upon the termination of employment without cause or upon a change in control under certain circumstances.

Litigation

     We are not aware of any litigation matters pending or threatened as of December 31, 2002 that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Other

     On September 30, 2002, the Company entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the agreement, we became obligated to maintain certain contractual obligations related to an underlying license agreement for satraplatin.

     The Company has historically conducted research activities involving hazardous materials and is therefore responsible for the decommissioning of its research laboratories. We do not expect costs related to the decommissioning process to be material.

13.     Minority Interest in Consolidated Subsidiaries

     The Minority Interest in Consolidated Subsidiaries shown in the accompanying balance sheet represents the investments by outside parties in our consolidated subsidiaries. The minority interest in consolidated subsidiaries’ net loss amounting to $1,463,597, $48,453 and zero in 2000, 2001 and 2002, respectively, in the accompanying consolidated statements of operations consists primarily of the amortization of beneficial conversion feature and dividends on convertible preferred stock issued by our NeoGene Technologies and net losses attributable to the minority interest holders. As of December 31, 2002, the minority holders had no net equity, therefore, we are currently recording 100% of our majority owned subsidiaries net losses.

14.      Stockholders’ Equity

Stock Split

     In September 2002, stockholders approved a reverse split of our outstanding common stock on the basis of 1 share for each 25 shares of then outstanding common stock. All share and per share information has been restated to reflect for the 25-for-1 reverse split of our outstanding common.

Deferred compensation expense

     Spectrum Pharmaceuticals, Inc.

     We granted 54,080 stock options to employees in 2000 with exercise prices less than the fair value of our common stock at the measurement date. The intrinsic value of the option grants amounting to $959,850 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During 2001 and 2002, we recorded compensation expense of $641,332 and $147,509, respectively, as a result of such amortization.

     NeoGene Technologies, Inc.

     We issued 140,654 stock options of our majority owned subsidiary NeoGene to our employees in 2001 with exercise prices less than the fair market value of NeoGene’s common stock at the measurement date. The intrinsic value of the option grants amounting to $2,391,118 was recorded as deferred compensation and was being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During 2002, five of our executive officers who held NeoGene stock options voluntarily and without any consideration, agreed to cancel their NeoGene stock options. In addition, the remaining holders of the options were terminated in connection with the elimination of research activities at our functional genomics subsidiary. Therefore, as of December 31, 2002, there was no deferred compensation remaining related to the NeoGene. During 2001 and 2002, we recorded compensation expense of $820,000 and $264,000, respectively, as a result of such amortization.

Preferred, Common Stock, and Warrant transactions

     On March 27, 1998, we executed a $15 million Private Equity Line of Credit Agreement (the “Equity Line Agreement”) with a private investor that provided for minimum and maximum puts ranging from $250,000 to $2.0 million, depending on our stock price and trading volume. At the time of each put, the investor received a discount of 12% from the then current average market price, as determined under the Equity Line Agreement. Pursuant to the Equity Line Agreement, we also issued to the investor warrants to purchase 1,000 shares of our common stock at an exercise price of $290.50 per share. Under the Equity Line Agreement, we received proceeds of approximately $3.55 million from sales of 20,242 shares of our common stock in 1998, $1.95 million from sales of 8,456 shares of our common stock in 1999, and during January 2000, we received $2.0 million from the sale of 7,478 shares of our common stock. The agreement expired in February 2001.

     On February 25, 2000 we sold to two private investors 20,813 shares of our common stock for $8.0 million in cash. The investors also received five-year warrants to purchase 4,160 shares of our common stock at the price of $525.00 per share.

     On April 6, 2000, we entered into a financing transaction with two private investor groups. The transaction consisted of (a) $10 million in 5% subordinated convertible debentures due April 6, 2005, (b) redeemable warrants to purchase up to 160,000 shares of our common stock over a two year period and (c) five-year warrants to purchase from 4,600 shares up to 10,600 shares of our common stock at an exercise price of $491.75 per share. The redeemable warrants can be redeemed in part by us as frequently as several times per week, subject to average daily volume restrictions and if the market price of our common stock is above $125.00 per share and, when called for redemption, can be exercised by the investor at 97% of the per share closing market price (i.e., a discount of 3%) and are exercisable at the sole option of the investors at the price of $843.75 per share. During 2000, the investor converted the $10 million of debentures into 62,216 shares of our common stock plus 1,551 shares of our common stock in payment of accrued interest. Also in 2000, we called and the investors exercised 23,456 of our redeemable warrants for 23,456 shares of our common stock in exchange for $5,120,654 in cash. At both December 31, 2000 and 2001, there were 136,544 redeemable warrants outstanding. The warrants expired in June 2002.

     On May 1, 2000 we completed a private placement of 20,000 shares of our common stock for $7.0 million in cash. The investors also received five-year warrants to purchase 5,000 shares of our common stock at an exercise price of $437.50 per shares.

     On September 21, 2000, we sold 111,110 shares of Series A convertible preferred stock of our majority owned subsidiary, NeoGene, for $5 million and a five-year warrant to purchase up to (i) 3,200 shares of our common stock at an exercise price of $261.75 per share and (ii) 22,676 shares of NeoGene common stock at an exercise price of $45.00 per share. The fair market value of the warrant was estimated at $411,040 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 74.97%; risk free interest rate of 6.01%; and an expected life of five years. The fair value of the warrant was estimated at $540,301 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 74.97%; risk free interest rate of 5.93%; and an expected life of three years. On August 13, 2001, Spectrum Pharmaceuticals purchased the Series A Preferred Stock of NeoGene for $5.5 million representing the $5.0 million face value of the preferred stock plus a $500,000 redemption fee. The difference of approximately $0.8 million between the book value of the preferred stock and the amount paid was recorded as a charge to accumulated deficit. We also paid accrued dividends of approximately $220,000 to the holders of the preferred stock.

     On September 29, 2000, we entered into an agreement to sell 38,741 shares of our common stock to two private investors for $8 million cash and a five-year warrant to purchase 7,748 shares of our common stock at $253.25 per share. The fair value of the warrant was estimated at $847,657 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 74.97%; risk free interest rate of 5.88%; and an expected life of five years. The agreement contains a reset formula which provides for the investor to obtain at nominal cost, additional shares of our common stock based on the market price of our common stock determined thirty and sixty days after the effective date of the registration statement to be filed for this transaction. On January 30, 2001, the first vested period ended which resulted under the reset formula in the issuance of 42,813 shares of our common stock to the investors. As part of the April 17, 2001 transaction described below, we agreed to issue an additional 36,000 shares of our common stock to the investors under the second and final reset under the agreement. We received no proceeds upon the investors’ exercise of the resets.

     On December 18, 2000, we entered into an agreement between our majority owned subsidiary, NeoGene, and an institutional investor for the issuance and sale of NeoGene Series B convertible preferred stock and warrants for aggregate consideration of $2.0 million. Under the provisions of the agreement, we issued and sold to the investor a total of 44,445 shares of NeoGene Series B Convertible Preferred Stock, at a purchase price of $45 per share, and issued a five-year warrant to purchase a total of 9,387 shares of NeoGene common stock, at an exercise price of $45 per share. The fair value of the warrant was estimated at $250,351 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 88.96%; risk free interest rate of 5.14%; and an expected life of three years. The investor also received a five-year warrant to purchase an aggregate of 1,200 shares of our common stock, at an exercise price of $152.50 per share. The fair value of the warrant was estimated at $101,700 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 88.96%; risk free interest rate of 5.10%; and an expected life of five years. We also granted an exchange right to the investor that will allow the investor to exchange its shares of NeoGene Series B Preferred for our preferred stock. The exchange right grants the investor the right, at its option, at any time and from time to time after June 18, 2001, to exchange all or a portion of the NeoGene Series B Preferred shares then held by the investor for a number of shares of our designated convertible preferred stock. In June 2001, the investor exercised its right to exchange all of the NeoGene Series B Preferred stock then held by the investor for 200 shares of our 7% Series C convertible Preferred stock. Under the terms of the exchange right, the investor forfeited 4,693 or 50% of the previously granted five-year warrants to purchase shares of NeoGene common stock at an exercise price of $45 per share. The shares of our 7% Series C Preferred Stock were redeemable, under certain conditions at the option of the holder, and each share is convertible into a number of shares of our common stock equal to $10,000 divided by the lesser of (i) 100% of the average of the lowest seven closing bid prices of our common stock in the previous 30 trading days, or (ii) $149.25. In August 2001, the holder of our 7% Series C Preferred Stock converted 170 shares of our 7% Series C Preferred Stock into 19,424 shares of our common stock. In September 2001, we purchased the remaining 30 shares of our 7% Series C Preferred Stock for $300,000 plus accrued dividends and a settlement fee of approximately $72,000. The 30 shares of our 7% Series C Preferred Stock are recorded as an offset to Stockholders’ Equity.

     On January 25, 2001, we issued to a vendor in settlement of our obligation to them, 2,000 shares of our common stock and a five-year warrant to purchase 2,000 shares of our common stock at $87.50 per share.

     On February 2, 2001, we sold 65,110 shares of our common stock under the shelf registration statement to a private investor for $3.5 million in cash.

     On March 8, 2001, we sold 50,000 shares of our common stock under the shelf registration statement to a private investor for $5 million in cash. The investor also received five-year warrants to purchase up to 5,000 shares of our common stock at the exercise price of $125.00 per share.

     On April 17, 2001, we entered into a financing transaction with two private investor groups which provide, among other things, for (a) the sale of approximately 47,059 shares of our common stock under the shelf registration statement for $6.0 million cash, (b) an option to place with the investor groups two tranches of convertible debenture notes of $10 million and $8 million within approximately 30 days and seven months of the initial closing, respectively, at our option, and (c) five-year warrants exercisable at 125% of the market price of the date of the respective closing of each of the aforementioned debenture issuances for a number of shares equal to 20% of the number of shares into which the debentures are initially convertible. We did not exercise the first option for the debenture tranche of $10 million and paid a break-up fee of $405,000 in July 2001, pursuant to the terms of the financing transaction of May 17, 2001. This fee was charged to general and administrative expense in the second quarter of 2001. On November 13, 2001, we decided not to exercise the second option for the debenture tranche of $8 million, pursuant to the April 17, 2001 financing transaction, as amended.

     On May 17, 2001, we sold to the aforementioned two private investor groups 56,000 shares of our common stock under the shelf registration statement for $5.95 million cash. The investors also received five-year warrants to purchase up to 11,200 shares of our common stock at an exercise price of $150.00 per share.

     On June 22, 2001, we sold to our employees through our Employee Stock Purchase Plan (or ESPP), 1,616 shares of our common stock for approximately $90,100. Pursuant to the ESPP, the shares were sold at a 15% discount to market on the date of purchase.

     On August 14, 2001, we sold 24,000 shares of our common stock under the shelf registration statement to an institutional investor for $2,010,000.

     On June 12, 2001, we entered into two securities sales agreements with an investment banking firm acting as an underwriter to sell our common stock on a “best efforts” basis with the maximum aggregate public offering price under both agreements combined of $33.4 million. The securities were offered as part of a Controlled Equity Offering, or CEO(SM). Under one of the sales agreements, we may sell up to $8.4 million of our common stock “at the market” or directly into the established trading market for our common stock. Under the other sales agreement, we may sell up to $25 million of our common stock in any manner other than “at the market”. Under each agreement, if we and the underwriter agree to sell our common stock on certain terms, the underwriter will use its commercially reasonable efforts to sell our securities up to the amount agreed upon, but will not be required to sell any specific number or dollar amount of our securities. The net proceeds from the sales will be the aggregate sales price at which our securities were sold after deduction for the underwriter’s commission/discount of up to 4%. We will issue to the underwriter five-year warrants to purchase shares of our common stock in an amount equal to 10% of the number of shares of common stock sold by us pursuant to the offering at an exercise price per share equal to 130% of the volume weighted average price at which such shares were issued. On October 19, 2001, we and the investment banking firm executed amendments to the sales agreements previously entered into by the investment banking firm and us on June 12, 2001, and to the advisory agreement previously entered into on April 11, 2001 and amended on June 12, 2001. The amendments relate primarily to modifications of the compensation provisions of the sales agreements. Through placement notices under each sales agreement, during October and November of 2001, 37,988 shares of our common stock were sold pursuant to the $25 million sale agreement for aggregate cash proceeds of $3.8 million and approximately 4,992 shares of our common stock were sold pursuant to the $8.4 million sale agreement for aggregate cash proceeds of $0.4 million.

     On December 10, 2001, we sold to certain institutional investors 20,779 shares of our common stock under the shelf registration statement for cash proceeds of approximately $2.0 million.

     On December 13, 2001, under a second placement notice related to the aforementioned $25 million sales agreement, we sold 9,875 shares of our common stock for aggregate cash proceeds of approximately $1.0 million.

     On December 21, 2001, we sold to our employees through our Employee Stock Purchase Plan (or ESPP), 941 shares of our common stock for $67,953. Pursuant to the ESPP, the shares were sold at a 15% discount to market on the date of purchase.

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

     On June 5, 2002, we sold 32,000 shares of our common stock under our shelf registration statement at a negotiated purchase price of $8.75 per share for gross cash proceeds of $280,000. The investor also received a warrant to purchase up to 8,000 shares of our common stock at an exercise price of $11.25 per share. The fair value of the warrant was estimated to be $56,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Two placement agents received warrants to purchase up to a total of 112 shares of our common stock at an exercise price of $11.25 per share. The fair value of these warrants was estimated to be $784 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $16,800.

     On June 7, 2002, we sold approximately 237,000 shares of our common stock under our shelf registration statement at a negotiated purchase price of $5.8125 per share for gross cash proceeds of approximately $1.4 million. The investors also received warrants to purchase up to 23,742 shares of our common stock at an exercise price of $6.875 per share. The fair value of the warrant was estimated to be $130,581 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Two placement agents received warrants to purchase up to a total of 180 shares of our common stock at an exercise price of $6.875 per share. The fair value of the warrant was estimated to be $990 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $27,000. In order to comply with Nasdaq rules, we partially rescinded the June 7 transaction, repurchasing 16,000 shares of common stock at $5.8125 per share on July 25, 2002, and warrants to purchase 16,000 shares of common stock at $3.125 per share on July 31, 2002, for a total cost to us of $143,000. In addition, the remaining warrants have been amended so that they may not be exercised before December 8, 2002.

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

     In October and November 2002, we issued 356,926 shares of our common stock at a negotiated purchase price of $1.76 per share and warrants to purchase up to 161,460 shares of our common stock at an exercise price of $0.25 per share for settlement of trade payables of approximately $872,000.

     On November 20, 2002, we sold 319,000 shares of our common stock under our shelf registration statement at a negotiated purchase price of $2.00 per share for gross cash proceeds of approximately $638,000. The investors also received warrants to purchase up to 73,370 shares of our common stock at an exercise price of $3.00 per share. The fair value of the warrants were estimated to be $126,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 137.5%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to a placement agent of this transaction were approximately $27,000.

     On December 2, 2002, we sold 150,000 shares of our common stock under our shelf registration statement at a negotiated purchase price of $2.00 per share for gross cash proceeds of $300,000. The investors also received warrants to purchase up to 34,500 shares of our common stock at an exercise price of $3.00 per share. The fair value of the warrants were estimated to be $59,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 137.5%; risk free interest rate of 5.0%; and an expected life of five years. There was no material offering costs associated with the completion of this offering.

     On December 13, 2002, we sold 285,000 shares of our common stock under our shelf registration statement at a negotiated purchase price of $2.10 per share for gross cash proceeds of $599,000. The investors also received warrants to purchase up to 65,550 shares of our common stock at an exercise price of $3.10 per share. The fair value of the warrants were estimated to be $118,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 137.5%; risk free interest rate of 5.0%; and an expected life of five years. Offering costs including cash commissions paid to the placement agent of this transaction was approximately $42,000.

15.      Stock Based Compensation

     We have three stock option plans: the 1991 Stock Incentive Plan (or the 1991 Plan), the 1997 Stock Incentive Plan (of the 1997 Plan) and the 2000 NeoGene Stock Incentive Plan (or the 2000 NeoGene Plan) (collectively, the Plans). The Plans were adopted by stockholders and Board of Directors in May 1991, June 1997, and August 2000, respectively, and provide for the granting of incentive and nonqualified stock options as well as other stock-based compensation. The Plans provide for issuance of incentive stock options having exercise prices equal to the fair market values of the stock on the date of grant of the options or, in certain circumstances, at option prices at least equal to 110% of the fair market value of the stock on the date the options are granted. The Plans also provide for issuance of nonqualified stock options having exercise prices at least equal to 85% of the fair market value of the stock on the date the options are granted. Options granted under the Plans are exercisable in such a manner and within such period, not to exceed ten years from the date of the grant, as shall be set forth in a stock option agreement between the director, officer or employee and us. Under the Plans, shares of common stock may be granted to directors, officers and employees, except that incentive stock options may not be granted to non-employee directors. The 1991 Plan, as amended, authorizes for issuance up to 16,057 shares of our common stock. The 1997 Plan, as amended, authorizes for issuance up to 240,000 shares of our common stock. During 2002, the Board of Directors, subject to stockholder approval in May 2003, approved an increase in the number of shares authorized for issuance under the 1997 Plan to 690,000 shares. The 2000 NeoGene Plan authorizes for issuance up to 250,000 shares of NeoGene common stock.

     A summary of our stock option activities for the 1991 Plan and 1997 Plan are as follows:

	2000		2001		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	55,575	$169.25	99,607	$208.50	116,679	$168.50
Granted	54,320	$176.00	28,860	$96.50	500,390	$9.48
Exercised	(4,904)	$71.25	—	—	—	—
Forfeited	(5,384)	$219.50	(11,788)	$123.00	(15,270)	$129.44

Outstanding, at end of year	99,607	$208.50	116,679	$168.50	601,799	$37.27

Exercisable, at end of year	29,830	$95.00	64,403	$118.00	192,733	$101.80

     The following table summarizes information about stock options outstanding under the 1991 Plan and 1997 Plan at December 31, 2002

	Options	Weighted	Weighted	Options	Weighted
Range of Exercise	Outstanding at	Average	Average	Exercisable	Average
Price	12/31/02	Remaining Life	Exercise Price	12/31/02	Exercise Price

$1.00 - $5.00	436,600	9.71	$1.57	53,150	$4.73
$5.01 - $10.00	8,850	9.38	$9.75	6,838	$9.75
$10.01 - $100.00	68,700	8.55	$78.46	53,310	$79.47
$100.01 - $200.00	49,828	7.65	$122.43	42,422	$120.99
$200.01 - $325.00	37,821	6.47	$268.74	37,013	$268.33

	601,799			192,733

     A summary of our stock option activities for the 2000 NeoGene Plan is as follows:

	2001		2002

		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	—	—	137,654	$1.16
Granted	140,654	$1.16	—	—
Exercised	—	—	—	—
Forfeited	(3,000)	$1.00	(137,654)	$1.16

Outstanding, at end of year	137,654	$1.16	—	—

Exercisable, at end of year	—	—	—	—

     We apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees, and do not recognize compensation expense when the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Directors’ stock options are treated in the same manner as employee stock options for accounting purposes. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that statement and is reported in Note 1 to the Consolidated Financial Statements.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002, respectively: risk-free interest rates of 5.90% (2000); 4.22% (2001); and 3.04% (2002), zero expected dividend yields; expected lives of 5 years; expected volatility of 90.72% in 2000; 87.58% in 2001; and 118.54% in 2002. The weighted average fair value of stock options granted in 2000, 2001 and 2002 was $132.75, $62.25 and $1.45, respectively.

     Warrants are typically issued by the Company to investors as part of a financing transaction, or in connection with services rendered by outside consultants and expire at varying dates ranging from September 2001 through November 2004. A summary of warrant activity follows:

	2000		2001		2002

		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, at beginning of year	128,685	$298.75	165,608	$339.25	103,890	$322.75
Granted	37,102	$419.00	47,702	$226.25	408,601	$8.92
Exercised	(179)	$285.00	—	—	—	—
Forfeited (1) / Expired	—	—	(109,420)	$284.25	(22,431)	$19.57

Outstanding, at end of year	165,608	$339.25	103,890	$322.75	490,060	$65.83

     (1)  Expiration of public warrants in 2001 that were issued at time of initial public offering.

     The following table summarizes information about warrants outstanding at December 31, 2002:

	Warrants	Weighted	Weighted	Warrants	Weighted
	Outstanding at	Average	Average	Exercisable	Average
Exercise Price	12/31/02	Remaining Life	Exercise Price	12/31/02	Exercise Price

$0.25 – $10.00	342,922	4.94	$1.82	342,922	$1.82
$10.01 – $100.00	51,179	4.15	$58.34	51,179	$58.34
$100.01 – $525.00	95,959	2.66	$298.59	84,399	$294.04

	490,060		$65.83	478,500	$59.40

     On September 1, 2000, we granted and our Board of Directors approved 10,000 stock options to purchase shares of our common stock at an exercise price of $151.56 per share to one of our officers. This agreement was amended on February 12, 2001, which revised certain of the vesting milestones noted below. 4,000 of these options vest ratably over two years. 4,000 of these stock options vest in two tranches of 2,000 on a day when the market closing price of our common stock is equal to or greater than $150.00 and $225.00 per share, respectively. The remaining tranche of 2,000 stock options vests on the earlier of certain milestones being reached, one of which is a day when the market closing price of our common stock is equal to or greater than $300.00.

     An additional 52,640 options with an exercise price of $75.00 per share were granted, subject to stockholder approval, to employees, officers, and directors on October 9, 2001.

     We issued to various consultants stock options that are not associated with any of the aforementioned Plans (Non-Plan Options). During the period from December 1993 through December 1996, we issued to two scientific consultants and a financial consultant in exchange for past and future services a total of 7,760 Non-Plan Options to purchase common stock at an exercise price of $0.625 per share. As the exercise price was lower than the fair market value of the stock on the date the options were granted, compensation expense was recorded for the difference between the option exercise price and the estimated fair market value of the stock as determined by our Board of Directors on the grant date. All of these Non-Plan Options were vested and exercisable upon issuance.

     We issued to a consultant 7,200 Non-Plan Options in 1997 at an exercise price of $96.875 per share, of which 1,200 vested immediately. In 1998, we issued to the same consultant an additional 1,000 Non-Plan Options at an exercise price of $214.06 per share, all of which vested immediately. Compensation expense related to these options grants that vested immediately was recorded in the respective year of grant. The remaining 6,000 stock options granted in 1997 did not vest and no compensation expense was recorded.

     In September 1990, we issued to our former Chief Executive Officer a warrant to purchase 3,527 shares of our common stock at $93.75 per share. The former officer exercised the warrant in August 2000 by delivery of a promissory note payable to us (See footnote 3, Related Party Transactions).

     In September 2002, we granted options to purchase an aggregate of 314,000 shares at an exercise price of $1.0555 per share granted to employees and options to purchase an aggregate of 60,000 shares at an exercise price of $1.00 per share granted to consultants. These grants were made subject to stockholder approval of an increase in the number of shares subject to our 1997 Stock Incentive Plan.

     Also included in granted options in 2002 are options to purchase an aggregate of 59,400 shares at an exercise price of $4.75 per share granted to members of our Board of Directors, options to purchase an aggregate of 3,200 shares at an exercise price of $4.00 per share granted to a key employee, options to purchase an aggregate of 11,150 shares at an exercise price of $9.75 per share granted to certain key employees and options to purchase an aggregate of 52,640 shares at an exercise price of $75.00 per share to certain key employees, which were awarded in 2001 subject to stockholder approval, but considered granted in 2002 upon approval of an increase in the size of the plan at our June 2002 stockholders meeting. We determined the exercise prices of these options based on the fair market value on the date of grant, except for the grant of 52,640 options, which we based on a 15% discount from the fair market value on the date of grant. An increase in the number of shares subject to our 1997 Stock Incentive Plan was approved on June 17, 2002, by a vote of our stockholders. An additional increase in the number of shares subject to our 1997 Stock Incentive Plan will be proposed at the next stockholders meeting in May of 2003.

16.     Defined Contribution Pension Plan

     We established a 401(k) Salary Deferral Plan on January 1, 1990. This plan allows eligible employees to defer part of their income on a tax-free basis. Contributions by us to this plan are discretionary upon approval by our Board of Directors. As of December 31, 2002, we have not made any contributions into this plan.

17.      Employee Stock Purchase Plan

     In January 2001, we adopted the Spectrum Pharmaceuticals Employee Stock Purchase Plan (or the ESPP). The ESPP is subject to the provisions of Section 423 of the Internal Revenue Code offers to our eligible employees, on a tax-advantaged basis, the opportunity to purchase shares of our common stock, at a discount, through payroll deductions. The ESPP allows the participant to deduct up to a specified maximum percentage of their gross income each pay period. Under the ESPP, our common stock will be offered during the six month offering periods commencing on each June and December. Under the ESPP, shares of our common stock are purchased, for those employees who chose to participate, automatically, at a purchase price equal to 85% of the lesser of (i) the fair market value of our common stock on the first trading day of an offering period and (ii) the fair market value of our common stock on the last trading day of an offering period.

18.      Segment Information

     During 2002, we shifted our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the out-licensing of our neurology drug candidates and the functional genomics technology to strategic partners. As a result of these strategic changes, the Company began to operate as one reporting segment in 2002.

19.     Quarterly Financial Information (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for each of the calendar quarters ended in the two-year period ended December 31, 2002 (in thousands, except per share data):

Fiscal 2001	March 31	June 30	September 30	December 31
Revenues	$—	$8	$8	$25
Total operating expenses	$5,608	$6,745	$6,217	$9,620
Net loss	$(5,478)	$(6,643)	$(5,979)	$(9,735)
Basic and diluted loss per share	$(8.93)	$(8.59)	$(7.98)	$(10.71)
Shares used in calculation	613	773	851	909

Fiscal 2002	March 31	June 30	September 30	December 31
Revenues	$20	$191	$2,008	$152
Total operating expenses	$6,403	$5,238	$4,528	$3,711
Net loss	$(6,305)	$(5,140)	$(2,353)	$(3,835)
Basic and diluted loss per share	$(6.50)	$(4.50)	$(1.50)	$(1.89)
Shares used in calculation	970	1,142	1,565	2,024

20.      Subsequent Events

     On January 16, 2003, we sold 222,223 shares of our common stock at $2.25 per share for gross cash proceeds of $500,000 under our shelf registration statement. The investors also received warrants to purchase up to 55,555 shares of our common stock at an exercise price of $3.25 per share. Offering costs of this transaction were approximately $35,000.

     On February 3, 2003, we entered into an agreement with a strategic investor who has agreed to invest $1 million in Spectrum to support the Company’s emerging generic drug business. The investment will be subject to the achievement of two milestones, both of which relate to the first Abbreviated New Drug Application (ANDA) filed by Spectrum with the U.S. Food and Drug Administration (FDA) in January 2003. The investor will purchase $250,000 of unregistered Spectrum common stock upon acceptance by the FDA of the ANDA. The investor will purchase an additional $750,000 of unregistered Spectrum common stock upon approval of this ANDA by the FDA. The purchase prices in the transactions will be at the closing price of Spectrum stock on the day prior to acceptance and approval, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning our directors and executive officers required under this item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2003 Annual Meeting of Stockholders to be held on May 30, 2003 (2003 Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference from our 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference from our 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference from our 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

(a)  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President Finance and Strategic Planning (our senior financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance and Strategic Planning, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Vice President Finance and Strategic Planning concluded that our disclosure controls and procedures were effective.

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.	Consolidated Financial Statements:

The following are included herein under Item 8:

Report of Independent Public Accountants.

Consolidated Balance Sheet as of December 31, 2001 and 2002.

Consolidated Statement of Operations for the years ended December 31, 2000, 2001 and 2002.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002.

Consolidated Statement of Cash Flow for the years ended December 31, 2000, 2001 and 2002.

Notes to Consolidated Financial Statements.

(a)2.	Financial Statement Schedules:

     None. All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)  3. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as filed on May 7, 1997. (Filed as Exhibit B to the Definitive Proxy Statement dated May 8, 1997, for the Annual Meeting of Shareholders of Spectrum Pharmaceuticals Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

3.1.2	Certificate of Designation of 5% Series A Preferred Stock with Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

3.1.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

3.1.4	Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3, as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

3.1.5	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002 (Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

3.2	Form of Amended and Restated Bylaws of the Registrant (Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4.1	Form of Warrant issued by the Registrant to Sanford Glasky, dated as of December 15, 1997, to purchase up to 16,631 shares of our common stock. (Filed as Exhibit 4.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.2	Warrant issued by the Registrant to Leasing Technologies, Inc., dated as of September 9, 1998. (Filed as Exhibit 4.2 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.3	Registration Rights Agreement dated as of January 29, 1999, by and among the Registrant, Westover Investments L.P. and Montrose Investments Ltd. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

4.4	Form of Warrant issued by the Registrant to Westover Investments L.P. and Montrose Investments Ltd., dated as of January 29, 1999. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

4.5	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of January 29, 1999. (Filed as Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.6	Form of Warrant issued by the Registrant to certain investors, dated as of May 11, 1999, to purchase up to an aggregate of 80,000 shares of our common stock. (Filed as Exhibit 4.6 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.7	Warrant issued by the Registrant to Stradling Yocca Carlson & Rauth, dated as of May 17, 1999. (Filed as Exhibit 4.7 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.8	Form of Representative’s Warrant issued to Joseph Charles & Associates, Inc., dated as of July 26, 1999, to purchase up to 100,000 shares of our common stock. (Filed as Exhibit 4.12 to the Registration Statement on Form S-1, as amended (No. 333-79935), as filed with the Securities and Exchange Commission on July 21, 1999, and incorporated herein by reference.)

4.9	Registration Rights Agreement dated as of November 19, 1999, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.10	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.11	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.12	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.14 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.13	Registration Rights Agreement dated as of February 25, 2000, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.14	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.15	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of February 25, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.16	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.15 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.17	Registration Rights Agreement dated as of April 6, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.18	Class A Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.19	Class A Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.5 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.20	Class B Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.21	Class B Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.22	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.16 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.23	Registration Rights Agreement dated as of April 28, 2000, by and among the Registrant, Royal Canadian Growth Fund and Dlouhy Investments Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.24	Warrant issued by the Registrant to Royal Canadian Growth Fund, dated as of May 1, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.25	Warrant issued by the Registrant to Dlouhy Investments Inc., dated as of May 1, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.26	Registration Rights Agreement dated as of September 21, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.27	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of September 21, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.28	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 21, 2000. (Filed as Exhibit 4.8 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.29	Registration Rights Agreement dated as of September 29, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.12 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.30	Closing Warrant issued by the Registrant to Montrose Investments, Ltd., dated as of September 29, 2000. (Filed as Exhibit 4.13 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.31	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 29, 2000. (Filed as Exhibit 4.14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.32	Form of Warrants issued by the Registrant to Brighton Capital, Ltd., dated between September 18, 2000 and May 18, 2001, to purchase up to an aggregate of 130,473 shares of our common stock. (Filed as Exhibit 4.32 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.33	Rights Agreement, dated as of December 13, 2000, between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

4.34	Registration Rights Agreement dated as of December 18, 2000, by and between the Registrant and Societe Generale. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

4.35	Warrant issued by the Registrant to Societe Generale, dated as of December 18, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

4.36	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of December 18, 2000. (Filed as Exhibit 4.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.37	Warrant issued by the Registrant to CroMedica Global, Inc., dated as of January 25, 2001. (Filed as Exhibit 4.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.38	Warrant issued by the Registrant to IAT ReInsurance Syndicate Ltd., dated as of March 8, 2001. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

4.39	Advisory Agreement dated as of April 11, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to the Registration Statement on Form S-3, as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.40	Amendment to the Advisory Agreement dated as of June 12, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3, as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.41	Amendment to the Advisory Agreement, dated as of October 19, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.42	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of May 18, 2001. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

Exhibit No.	Description

4.43	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of May 18, 2001. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.44	Form of Warrant issued by the Registrant to Gruntal & Co., L.L.C., dated as of August 10, 2001, to purchase up to 125,000 shares of our common stock. (Filed as Exhibit 4.44 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.45	Form of Warrants issued by the Registrant to Cantor Fitzgerald & Co, dated as of December 6, 2001 and December 13, 2001, to purchase up to an aggregate of 132,139 shares of our common stock. (Filed as Exhibit A to Schedule 1 to Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.46	Warrant issued by the Registrant to Jefferies & Company, Inc., dated as of December 13, 2001. (Filed as Exhibit 4.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.47	Form of Warrant issued by the Registrant to certain purchasers, dated as of March 13, 2002 and March 15, 2002, to purchase up to an aggregate of 795,000 shares of our common stock. (Filed as Exhibit 4.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.48	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 5, 2002, to purchase up to an aggregate of 200,000 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

4.49	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 7, 2002, to purchase up to an aggregate of 593,548 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

4.50	Warrant Repurchase Agreement by and between the Registrant and BNC Bach International, Ltd., dated as of July 31, 2002, to repurchase an aggregate of 400,000 shares of our common stock. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4.51	Form of Warrant issued by the Registrant to five purchasers, dated as of November 21, 2002, to purchase up to an aggregate of 107,870 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.)

4.52	Form of Warrant issued by the Registrant to certain purchasers, dated as of December 13, 2002, to purchase up to an aggregate of 65,550 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2002, and incorporated herein by reference.)

4.53	Warrant issued by Registrant to Oppenheimer, Wolff and Donnelly, LLP, dated as of January 1, 2003 (copy Filed as Exhibit 4.4 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003.)

Exhibit No.	Description

4.54	Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)

10.1 *	1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.2 *	Agreement dated as of June 6, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.7 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.3 *	Agreement dated as of June 30, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.8 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.4 *	Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.5	Industrial Lease Agreement dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to the Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.6 *	Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.8 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.7	Master Lease Agreement dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.16 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.8	Amendment No. 1 to Master Lease Agreement dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.17 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.9	Equipment Schedule No. S-01 dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.18 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.10	Addendum to Equipment Schedule No. SG-01 dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.19 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.11	Stock Purchase Agreement dated as of January 31, 2001, by and between the Registrant and Amro International S.A. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2001, and incorporated herein by reference.)

Exhibit No.	Description

10.12	Securities Purchase Agreement dated as of March 8, 2001, by and between the Registrant and IAT ReInsurance Syndicate Ltd. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

10.13	Letter Agreement dated as of April 17, 2001, by and between the Registrant, Montrose Investments Ltd., Strong River Investments, Inc. and HBK Master Fund L.P. (Filed as Exhibit 10.20 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.14	Securities Purchase Agreement dated as of April 20, 2001, by and between the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.63 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.15 *	Employee Stock Purchase Plan. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-54246), and incorporated herein by reference.)

10.16 *	Amendment 2001-1 to the Employee Stock Purchase Plan effective as of June 21, 2001. (Filed as Exhibit 10.22 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.17 *	Executive Employment Agreement for Rajesh C. Shrotriya, M.D., dated as of December 1, 2000. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.18	Securities Purchase Agreement dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.19	Letter Agreement dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.20	License Agreement dated as of June 29, 2001, by and between the Registrant and NDDO Research Foundation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.21	Letter Agreement dated as of August 10, 2001, by and between the Registrant and Gruntal & Co., L.L.C. (Filed as Exhibit 10.39 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.22	Stock Purchase Agreement dated as of August 13, 2001, by and among the Registrant, NeoGene Technologies, Inc., Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2001, and incorporated herein by reference.)

10.23	Stock Purchase Agreement dated as of August 14, 2001, by and between the Registrant and Summit Capital Management L.L.C. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2001, and incorporated herein by reference.)

Exhibit No.	Description

10.24	License Agreement dated as of August 28, 2001, by and between the Registrant and Johnson Matthey plc. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.25	Stock Purchase and Settlement Agreement and Release dated as of September 19, 2001, by and among the Registrant, NeoGene Technologies, Inc. and Societe Generale. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2001, and incorporated herein by reference.)

10.26	License Agreement dated as of October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.27	Letter Agreement dated as of November 19, 2001, by and between the Registrant and Ladenburg Thalmann & Co., Inc. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 11, 2001, and incorporated herein by reference.)

10.28	Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of December 10, 2001, for the purchase of an aggregate of 519,480 shares of our common stock. (Filed as Exhibit 10.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.29	Letter Agreement dated as of March 11, 2002, by and between the Registrant and Brighton Capital, Ltd. (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.30	Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of March 12, 2002 and March 15, 2002, for the purchase of an aggregate of 3,100,000 shares of our common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.31	Drug Pfinder Agreement dated as of March 15, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and incorporated herein by reference.)

10.32	Drug Pfinder Agreement dated as of November 8, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and incorporated herein by reference.)

10.33	Securities Purchase Agreement by and between the Registrant and an institutional investor, dated as of June 5, 2002, for the purchase of an aggregate of 800,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

10.34	Form of Securities Purchase Agreement by and between the Registrant and institutional investors, dated as of June 7, 2002, for the purchase of an aggregate of 5,935,483 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

Exhibit No.	Description

10.35	Form of Stock Purchase Agreement by and between the Registrant and four institutional investors, dated as of July 8, 2002, for the purchase of an aggregate of 6,470,588 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2002, and incorporated herein by reference.)

10.36	Mutual Rescission Agreement by and between the Registrant and Stonestreet Limited Partnership dated as of July 25, 2002, to rescind the purchase of 400,000 shares of our common stock. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.37	Additional Collateral Rider by and between the Registrant and General Electric Capital Corporation dated as of September 22, 2002. (Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.38	Settlement Agreement and Release by and between the Registrant and Merck Eprova AG dated as of September 30, 2002. (Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.39	First Amendment to License Agreement Dated August 28, 2001 by and between the Registrant and Johnson Matthey PLC dated as of September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.40	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG dated as of September 30, 2002. (Filed as Exhibit 10.9 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.41	Form of Settlement Agreement and Release by and between the Registrant and certain vendors for the issuance of an aggregate of 356,956 shares of our common stock to settle $628,190.09 in vendor payables. (Filed as Exhibit 4.1 to Form 8-K, as Filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference).

10.42	Settlement Agreement and Release by and between the Registrant and Symbion Research International, Inc. dated as of October 22, 2002. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference).

10.43	Form of Securities Purchase Agreement by and between the Registrant and five investors, dated as of November 21, 2002, for the purchase of an aggregate of 469,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002 and incorporated herein by reference.)

10.44	Form of Securities Purchase Agreement by and between the Registrant and three investors, dated as of December 13, 2002, for the purchase of an aggregate of 285,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.)

Exhibit No.	Description

10.45	Settlement Agreement and Release by and between the Registrant and Oppenheimer, Wolff and Donnelly, LLP dated as of November 22, 2002. (Filed as Exhibit 4.3 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.46	Form of Securities Purchase Agreement by and between the Registrant and three institutional investors, dated as of January 16, 2003, for the purchase of an aggregate of 222,223 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.47 +	Successor Party Agreement by and between the Registrant, Pfizer inc. and the Regents of the University of California, dated February 19, 2003

10.48 +	Letter of Agreement by and between the Registrant and Lekar Pharma Limited, dated as of February 3, 2003, for an investment of $1 million in the Registrant’s common stock.

21 +	Subsidiaries of Registrant.

23.1 +	Consent of Kelly & Company.

23.2 +	Information Regarding Consent of Arthur Anderson LLP.

99.1 +	Section 906 Certification of Chief Executive Officer

99.2 +	Section 906 Certification of Vice President Finance and Strategic Planning

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

(b)  Reports on Form 8-K.

1.	We filed a Report on Form 8-K on October 1, 2002 to report a press release issued on October 1, 2002, which announced that we have signed an agreement with GPC Biotech AG to co-develop one of its anti-cancer drugs, satraplatin.

2.	We filed a Report on Form 8-K on November 21, 2002 to report a press release issued on November 21, 2002, which announced that we issued 356,956 shares of our common stock in a private placement to settle $628,190.09 in vendor payables.

3.	We filed a Report on Form 8-K on November 26, 2002 to report a press release issued on November 22, 2002, which announced the completion of an offering of 469,000 shares of our common stock at a negotiated purchase price per share of $2.00 and warrants to purchase up to 107,870 shares of our common stock at an exercise price per share of $3.00 to five investors for aggregate consideration of $938,000. The shares and warrants were issued pursuant to an effective shelf registration statement on Form S-3, file number 333-53108.

4.	We furnished a Report on Form 8-K on December 19, 2002 to report on a conference call on December 11, 2002, to discuss and answer questions regarding our recently announced name change to Spectrum Pharmaceuticals, Inc., recent financings and strategic plans and objectives going forward. The Report on Form 8-K includes an unofficial transcript of the conference call.

5.	We filed a Report on Form 8-K on December 23, 2002 to report that on December 23, 2002, we determined to dismiss our independent auditors, Ernst & Young LLP, and to engage the services of Kelly & Company as our new independent auditors.

6.	We filed a Report on Form 8-K on December 23, 2002 to report a press release issued on December 19, 2002, which announced the completion of an offering of 285,000 shares of our common stock at a negotiated purchase price per share of $2.10 and warrants to purchase up to 65,550 shares of our common stock at an exercise price per share of $3.10 to three investors for aggregate consideration of $598,500. The shares and warrants were issued pursuant to an effective shelf registration statement on Form S-3, file number 333-53108.

7.	We filed a Report on Form 8-K on January 2, 2003 in order to show compliance with The Nasdaq Stock Market, Inc. requirements that we maintain a minimum stockholders’ equity of $2.5 million for continued listing on the Nasdaq SmallCap Market.

8.	We filed a Report on Form 8-K on January 17, 2003 to report the completion of our January 16, 2003 offering of 222,223 shares of our common stock at a negotiated purchase price per share of $2.25 and warrants to purchase up to 55,555 shares of our common stock at an exercise price per share of $3.25 to three institutional investors for aggregate consideration of $500,001.75. The shares and warrants were issued pursuant to an effective shelf registration statement on Form S-3, file number 333-53108.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	March 28, 2003	By:	/s/ Rajesh C. Shrotriya
Rajesh C. Shrotriya, M.D. Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rajesh C. Shrotriya Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer President and Director (Principal Executive Officer)	March 28, 2003

/s/ John L. McManus John L. McManus	Vice President Finance and Strategic Planning (Principal Financial Officer)	March 28, 2003

/s/ Michael P. McManus Michael P. McManus	Controller (Principal Accounting Officer)	March 28, 2003

/s/ Mark J. Glasky Mark J. Glasky	Director	March 28, 2003

/s/ Ann C. Kessler Ann C. Kessler, Ph.D.	Director	March 28, 2003

/s/ Armin M. Kessler Armin M. Kessler	Director	March 28, 2003

/s/ Eric L. Nelson Eric L. Nelson, Ph.D.	Director	March 28, 2003

/s/ Carol O’Cleireacain Carol O’Cleireacain, Ph.D.	Director	March 28, 2003

/s/ Paul H. Silverman Paul H. Silverman Ph.D., D.Sc	Director	March 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Rajesh C. Shrotriya, certify that:

1.     I have reviewed this annual report on Form 10-K of Spectrum Pharmaceuticals, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Rajesh C. Shrotriya

Rajesh C. Shrotriya, M.D. Chairman, Chief Executive Officer and President

CERTIFICATION OF VICE PRESIDENT FINANCE AND STRATEGIC PLANNING

I, John L. McManus, certify that:

1.     I have reviewed this annual report on Form 10-K of Spectrum Pharmaceuticals, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ John L. McManus

John L. McManus Vice President Finance and Strategic Planning

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as filed on May 7, 1997. (Filed as Exhibit B to the Definitive Proxy Statement dated May 8, 1997, for the Annual Meeting of Shareholders of Spectrum Pharmaceuticals Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

3.1.2	Certificate of Designation of 5% Series A Preferred Stock with Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

3.1.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

3.1.4	Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3, as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

3.1.5	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002 (Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

3.2	Form of Amended and Restated Bylaws of the Registrant (Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4.1	Form of Warrant issued by the Registrant to Sanford Glasky, dated as of December 15, 1997, to purchase up to 16,631 shares of our common stock. (Filed as Exhibit 4.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.2	Warrant issued by the Registrant to Leasing Technologies, Inc., dated as of September 9, 1998. (Filed as Exhibit 4.2 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.3	Registration Rights Agreement dated as of January 29, 1999, by and among the Registrant, Westover Investments L.P. and Montrose Investments Ltd. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

4.4	Form of Warrant issued by the Registrant to Westover Investments L.P. and Montrose Investments Ltd., dated as of January 29, 1999. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

4.5	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of January 29, 1999. (Filed as Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.6	Form of Warrant issued by the Registrant to certain investors, dated as of May 11, 1999, to purchase up to an aggregate of 80,000 shares of our common stock. (Filed as Exhibit 4.6 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.7	Warrant issued by the Registrant to Stradling Yocca Carlson & Rauth, dated as of May 17, 1999. (Filed as Exhibit 4.7 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.8	Form of Representative’s Warrant issued to Joseph Charles & Associates, Inc., dated as of July 26, 1999, to purchase up to 100,000 shares of our common stock. (Filed as Exhibit 4.12 to the Registration Statement on Form S-1, as amended (No. 333-79935), as filed with the Securities and Exchange Commission on July 21, 1999, and incorporated herein by reference.)

4.9	Registration Rights Agreement dated as of November 19, 1999, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.10	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.11	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.12	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.14 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.13	Registration Rights Agreement dated as of February 25, 2000, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.14	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.15	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of February 25, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.16	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.15 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.17	Registration Rights Agreement dated as of April 6, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.18	Class A Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.19	Class A Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.5 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.20	Class B Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.21	Class B Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.22	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.16 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.23	Registration Rights Agreement dated as of April 28, 2000, by and among the Registrant, Royal Canadian Growth Fund and Dlouhy Investments Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.24	Warrant issued by the Registrant to Royal Canadian Growth Fund, dated as of May 1, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.25	Warrant issued by the Registrant to Dlouhy Investments Inc., dated as of May 1, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.26	Registration Rights Agreement dated as of September 21, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.27	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of September 21, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.28	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 21, 2000. (Filed as Exhibit 4.8 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.29	Registration Rights Agreement dated as of September 29, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.12 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.30	Closing Warrant issued by the Registrant to Montrose Investments, Ltd., dated as of September 29, 2000. (Filed as Exhibit 4.13 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.31	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 29, 2000. (Filed as Exhibit 4.14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.32	Form of Warrants issued by the Registrant to Brighton Capital, Ltd., dated between September 18, 2000 and May 18, 2001, to purchase up to an aggregate of 130,473 shares of our common stock. (Filed as Exhibit 4.32 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.33	Rights Agreement, dated as of December 13, 2000, between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

4.34	Registration Rights Agreement dated as of December 18, 2000, by and between the Registrant and Societe Generale. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

4.35	Warrant issued by the Registrant to Societe Generale, dated as of December 18, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

4.36	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of December 18, 2000. (Filed as Exhibit 4.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.37	Warrant issued by the Registrant to CroMedica Global, Inc., dated as of January 25, 2001. (Filed as Exhibit 4.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.38	Warrant issued by the Registrant to IAT ReInsurance Syndicate Ltd., dated as of March 8, 2001. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

4.39	Advisory Agreement dated as of April 11, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to the Registration Statement on Form S-3, as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.40	Amendment to the Advisory Agreement dated as of June 12, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3, as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.41	Amendment to the Advisory Agreement, dated as of October 19, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.42	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of May 18, 2001. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

Exhibit No.	Description

4.43	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of May 18, 2001. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.44	Form of Warrant issued by the Registrant to Gruntal & Co., L.L.C., dated as of August 10, 2001, to purchase up to 125,000 shares of our common stock. (Filed as Exhibit 4.44 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.45	Form of Warrants issued by the Registrant to Cantor Fitzgerald & Co, dated as of December 6, 2001 and December 13, 2001, to purchase up to an aggregate of 132,139 shares of our common stock. (Filed as Exhibit A to Schedule 1 to Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.46	Warrant issued by the Registrant to Jefferies & Company, Inc., dated as of December 13, 2001. (Filed as Exhibit 4.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.47	Form of Warrant issued by the Registrant to certain purchasers, dated as of March 13, 2002 and March 15, 2002, to purchase up to an aggregate of 795,000 shares of our common stock. (Filed as Exhibit 4.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.48	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 5, 2002, to purchase up to an aggregate of 200,000 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

4.49	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 7, 2002, to purchase up to an aggregate of 593,548 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

4.50	Warrant Repurchase Agreement by and between the Registrant and BNC Bach International, Ltd., dated as of July 31, 2002, to repurchase an aggregate of 400,000 shares of our common stock. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4.51	Form of Warrant issued by the Registrant to five purchasers, dated as of November 21, 2002, to purchase up to an aggregate of 107,870 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.)

4.52	Form of Warrant issued by the Registrant to certain purchasers, dated as of December 13, 2002, to purchase up to an aggregate of 65,550 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2002, and incorporated herein by reference.)

4.53	Warrant issued by Registrant to Oppenheimer, Wolff and Donnelly, LLP, dated as of January 1, 2003 (copy Filed as Exhibit 4.4 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003.)

Exhibit No.	Description

4.54	Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)

10.1 *	1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.2 *	Agreement dated as of June 6, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.7 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.3 *	Agreement dated as of June 30, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.8 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.4 *	Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.5	Industrial Lease Agreement dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to the Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.6 *	Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.8 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.7	Master Lease Agreement dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.16 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.8	Amendment No. 1 to Master Lease Agreement dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.17 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.9	Equipment Schedule No. S-01 dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.18 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.10	Addendum to Equipment Schedule No. SG-01 dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.19 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.11	Stock Purchase Agreement dated as of January 31, 2001, by and between the Registrant and Amro International S.A. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2001, and incorporated herein by reference.)

Exhibit No.	Description

10.12	Securities Purchase Agreement dated as of March 8, 2001, by and between the Registrant and IAT ReInsurance Syndicate Ltd. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

10.13	Letter Agreement dated as of April 17, 2001, by and between the Registrant, Montrose Investments Ltd., Strong River Investments, Inc. and HBK Master Fund L.P. (Filed as Exhibit 10.20 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.14	Securities Purchase Agreement dated as of April 20, 2001, by and between the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.63 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.15 *	Employee Stock Purchase Plan. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-54246), and incorporated herein by reference.)

10.16 *	Amendment 2001-1 to the Employee Stock Purchase Plan effective as of June 21, 2001. (Filed as Exhibit 10.22 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.17 *	Executive Employment Agreement for Rajesh C. Shrotriya, M.D., dated as of December 1, 2000. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.18	Securities Purchase Agreement dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.19	Letter Agreement dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.20	License Agreement dated as of June 29, 2001, by and between the Registrant and NDDO Research Foundation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.21	Letter Agreement dated as of August 10, 2001, by and between the Registrant and Gruntal & Co., L.L.C. (Filed as Exhibit 10.39 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.22	Stock Purchase Agreement dated as of August 13, 2001, by and among the Registrant, NeoGene Technologies, Inc., Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2001, and incorporated herein by reference.)

10.23	Stock Purchase Agreement dated as of August 14, 2001, by and between the Registrant and Summit Capital Management L.L.C. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2001, and incorporated herein by reference.)

Exhibit No.	Description

10.24	License Agreement dated as of August 28, 2001, by and between the Registrant and Johnson Matthey plc. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.25	Stock Purchase and Settlement Agreement and Release dated as of September 19, 2001, by and among the Registrant, NeoGene Technologies, Inc. and Societe Generale. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2001, and incorporated herein by reference.)

10.26	License Agreement dated as of October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.27	Letter Agreement dated as of November 19, 2001, by and between the Registrant and Ladenburg Thalmann & Co., Inc. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 11, 2001, and incorporated herein by reference.)

10.28	Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of December 10, 2001, for the purchase of an aggregate of 519,480 shares of our common stock. (Filed as Exhibit 10.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.29	Letter Agreement dated as of March 11, 2002, by and between the Registrant and Brighton Capital, Ltd. (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.30	Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of March 12, 2002 and March 15, 2002, for the purchase of an aggregate of 3,100,000 shares of our common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.31	Drug Pfinder Agreement dated as of March 15, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and incorporated herein by reference.)

10.32	Drug Pfinder Agreement dated as of November 8, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and incorporated herein by reference.)

10.33	Securities Purchase Agreement by and between the Registrant and an institutional investor, dated as of June 5, 2002, for the purchase of an aggregate of 800,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

10.34	Form of Securities Purchase Agreement by and between the Registrant and institutional investors, dated as of June 7, 2002, for the purchase of an aggregate of 5,935,483 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

Exhibit No.	Description

10.35	Form of Stock Purchase Agreement by and between the Registrant and four institutional investors, dated as of July 8, 2002, for the purchase of an aggregate of 6,470,588 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2002, and incorporated herein by reference.)

10.36	Mutual Rescission Agreement by and between the Registrant and Stonestreet Limited Partnership dated as of July 25, 2002, to rescind the purchase of 400,000 shares of our common stock. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.37	Additional Collateral Rider by and between the Registrant and General Electric Capital Corporation dated as of September 22, 2002. (Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.38	Settlement Agreement and Release by and between the Registrant and Merck Eprova AG dated as of September 30, 2002. (Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.39	First Amendment to License Agreement Dated August 28, 2001 by and between the Registrant and Johnson Matthey PLC dated as of September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.40	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG dated as of September 30, 2002. (Filed as Exhibit 10.9 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.41	Form of Settlement Agreement and Release by and between the Registrant and certain vendors for the issuance of an aggregate of 356,956 shares of our common stock to settle $628,190.09 in vendor payables. (Filed as Exhibit 4.1 to Form 8-K, as Filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference).

10.42	Settlement Agreement and Release by and between the Registrant and Symbion Research International, Inc. dated as of October 22, 2002. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference).

10.43	Form of Securities Purchase Agreement by and between the Registrant and five investors, dated as of November 21, 2002, for the purchase of an aggregate of 469,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002 and incorporated herein by reference.)

10.44	Form of Securities Purchase Agreement by and between the Registrant and three investors, dated as of December 13, 2002, for the purchase of an aggregate of 285,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.)

Exhibit No.	Description

10.45	Settlement Agreement and Release by and between the Registrant and Oppenheimer, Wolff and Donnelly, LLP dated as of November 22, 2002. (Filed as Exhibit 4.3 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.46	Form of Securities Purchase Agreement by and between the Registrant and three institutional investors, dated as of January 16, 2003, for the purchase of an aggregate of 222,223 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.47 +	Successor Party Agreement by and between the Registrant, Pfizer inc. and the Regents of the University of California, dated February 19, 2003

10.48 +	Letter of Agreement by and between the Registrant and Lekar Pharma Limited, dated as of February 3, 2003, for an investment of $1 million in the Registrant’s common stock.

21 +	Subsidiaries of Registrant.

23.1 +	Consent of Kelly & Company.

23.2 +	Information Regarding Consent of Arthur Anderson LLP.

99.1 +	Section 906 Certification of Chief Executive Officer

99.2 +	Section 906 Certification of Vice President Finance and Strategic Planning

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith