Form 10-K/A
period 2002-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2003-04-30
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).

Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $6,147,364.

As of April 27, 2003, there were 3,109,701 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference herein.

EXPLANATORY NOTE

     The primary purpose of this Amendment is to provide information required by Items 10, 11, 12 and 13 of Part III of this report on Form 10-K, which the registrant intended to incorporate by reference from the registrant’s proxy statement for the 2003 Annual Meeting of Stockholders. Items 10, 11, 12, and 13 to the Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003, are hereby amended and restated in their entirety as follows. Item 15 to the Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003, is hereby amended to add the exhibits listed as follows.

Page

Part III
Item 10. Directors and Executive Officers of the Registrant	3
Item 11. Executive Compensation	8
Item 12. Security Ownership of Certain Beneficial Owners and Management	11
Item 13. Certain Relationships and Related Transactions	14
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	15
SIGNATURES	16

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following provides the names, ages and description of the backgrounds of our directors and our director nominee.

CLASS I DIRECTORS WHOSE TERMS EXPIRE IN 2003

Eric L. Nelson, Ph.D.

Dr. Nelson, 78, has been a director of Spectrum Pharmaceuticals since June 1998. Effective at our 2003 Annual Meeting of Stockholders, Dr. Nelson will retire as a member of our Board of Directors. Dr. Nelson has been self-employed as a pharmaceutical research consultant since 1986. He was a founder, and served as Chairman from 1972 until 1986, of Nelson Research and Development Corporation, a publicly held corporation engaged in research and development of drug receptor technology applied to the development of pharmaceutical products and novel drug delivery systems. Prior to 1972, Dr. Nelson spent eleven years at Allergan Pharmaceuticals, Inc., a developer of eye care products, where as Vice President of Research he was responsible for establishing Allergan’s entire research organization. Dr. Nelson received his doctorate degree in Microbiology from UCLA in 1951 and has authored numerous publications. He is the inventor on various patents in the areas of microbiology, immunology, molecular biology and pharmacology.

Paul H. Silverman, Ph.D., D.Sc

Dr. Silverman, 78, has been a director of Spectrum Pharmaceuticals since September 1996. From March 1997 until his retirement in January 2003, Dr. Silverman served as a Director for the Western Center of the American Academy of Arts and Sciences, located on the University of California, Irvine campus. Since March 1993, Dr. Silverman has also been an Adjunct Professor in the Department of Medicine at the University of California, Irvine. From January 1994 until July 1996, Dr. Silverman served as an Associate Chancellor for the Center for Health Sciences at the University of California, Irvine. From August 1992 until January 1994, Dr. Silverman served as the Director of Corporate and Government Affairs at the Beckman Laser Institute and Medical Clinic in Irvine, California. From November 1990 until December 1993, Dr. Silverman served as Director of Scientific Affairs at Beckman Instruments, Inc. Prior to 1990, Dr. Silverman served as the Director of the Systemwide Biotechnology Research and Education Program for the University of California; the Director of the Donner Laboratory and an Associate Director of the Lawrence Berkeley Laboratory at the University of California, Berkeley; as the President of the University of Maine at Orono; as the President of The Research Foundation of the State University of New York, and as the head of the Department of Immunoparasitology at Glaxo, Ltd. Dr. Silverman received his Ph.D. in Parasitology and Epidemiology and his Doctor of Science degree from the University of Liverpool, England.

Julius A. Vida, Ph.D.

Dr. Vida, 74, has been a director of Spectrum Pharmaceuticals since April 1, 2003. Dr. Vida serves as a member of the Board of Directors of Medarex, Inc., Orphan Medical, Inc., Albachem Ltd., (UK), Advanced Life Sciences, Inc., FibroGen, Inc., OsteoScreen, Inc., SWITCH Biotech AG (Germany), and YM Biosciences, Inc. (Canada). Since 1993, Dr. Vida has been a self-employed pharmaceutical consultant with VIDA International Pharmaceutical Consultants. From 1975 until his retirement in 1993, Dr. Vida held various positions at Bristol-Myers Squibb and its predecessors. From 1991 to 1993, Dr. Vida was Vice President, Business Development, Licensing and Strategic Planning, and from 1985 to 1991, he was Vice President, Licensing. Dr. Vida graduated from Pazmany Peter University, Budapest, Hungary, holds an M.S. and a Ph.D. in Organic Chemistry from Carnegie Institute of Technology, was a Postdoctoral Fellow at Harvard University, and holds an M.B.A. from Columbia University.

CLASS II DIRECTORS whose TERMS expire in 2004

Mark J. Glasky

Mr. Glasky, 41, has been a director since August 1994. Mr. Glasky has been employed by Bank of America in various corporate lending positions since 1982, and currently serves as Senior Vice President and Credit Products Executive for California Commercial Banking. Mr. Glasky obtained a B.S. degree in International Finance from the University of Southern California in 1983 and an M.B.A. degree in Corporate Finance from the University of Texas at Austin in 1987.

Carol O’Cleireacain, Ph.D.

Dr. O’Cleireacain, 56, has been a director since September 1996. Dr. O’Cleireacain has been self-employed as an economic and management consultant in New York City since 1994. Since 1998, Dr. O’Cleireacain has served as Senior Fellow (non-resident) at the Brookings Institution in Washington D.C. Dr. O’Cleireacain served as the Director of the Mayor’s Office of Management and Budget of the City of New York from August 1993 until December 1993. From February 1990 until August 1993, Dr. O’Cleireacain was the Commissioner of the New York City Department of Finance. Since May 1996, Dr. O’Cleireacain has served as a director and member of the Executive Committee of Trillium Asset Management (formerly known as Franklin Research and Development Corp.), an employee-owned social investment company in Boston. From April 1994 through April 1996, Dr. O’Cleireacain served as the first nominee of the United Steelworkers of America and the first woman director of ACME Metals Inc. Dr. O’Cleireacain has taught at various universities throughout her career. Recently she has been Adjunct Professor at the Milano Graduate School of Public Policy, New School University in 2000/2001; Adjunct Professor at Barnard College, Columbia University, 1998/1999 and 1997/1998; and Adjunct Professor at the Wagner Graduate School of Public Service, New York University, 1997/1998. Dr. O’Cleireacain received a B.A., with distinction, in Economics from the University of Michigan in 1968, an M.A. in Economics from the University of Michigan in 1970 and a Ph.D. in Economics from the London School of Economics in 1977.

Rajesh C. Shrotriya, M.D.

Dr. Shrotriya, 59, has served as Chief Executive Officer and President of Spectrum Pharmaceuticals since August 2002, as President and Chief Operating Officer since September 2000, and a director of the Spectrum Pharmaceuticals since June 2001. Prior to joining Spectrum Pharmaceuticals, Dr. Shrotriya held the position of Executive Vice President and Chief Scientific Officer from November 1996 until August 2000, and as Senior Vice President and Special Assistant to the President from November 1996 until May 1997, for SuperGen, Inc., a publicly-held pharmaceutical company focused on drugs for life-threatening diseases, particularly cancer. From August 1994 to October 1996, Dr. Shrotriya held the positions as Vice President, Medical Affairs and Vice President, Chief Medical Officer of MGI Pharma, Inc., an oncology company. Dr. Shrotriya spent 18 years at Bristol-Myers Squibb Company in a variety of positions most recently as Executive Director, Worldwide CNS Clinical Research. Previously, Dr. Shrotriya held various positions at Hoechst Pharmaceuticals, most recently as Medical Advisor. Dr. Shrotriya was an attending physician and held a courtesy appointment at St. Joseph Hospital in Stamford, Connecticut. In addition, he received a certificate for Advanced Biomedical Research Management from Harvard University. Dr. Shrotriya received his M.D. degree from Grant Medical College, Bombay, India, in 1974; his D.T.C.D. (Post Graduate Diploma in Chest Diseases) degree from Delhi University, V.P. Chest Institute, Delhi, India, in 1971; M.B.B.S. from the Armed Forces Medical College, Poona, India, in; 1967; and a B.S. with Chemistry degree from Agra University, Aligarh, India, in 1962.

CLASS III DIRECTORS WHOSE TERMS EXPIRE IN 2005

Ann C. Kessler, Ph.D.

Dr. Kessler, 59, has been a director of Spectrum Pharmaceuticals since November 1999. From January 1969 until she retired in June 1995, Dr. Ann Kessler held a number of management positions with Hoffmann-La Roche in Basel, Switzerland and Nutley, New Jersey. Most recently, Dr. Ann Kessler was Director of International Project Management and was responsible for global project development decisions. Dr. Ann Kessler’s previous appointments included Director of the Division of Exploratory Research and Director of the Departments of Pharmacology, Chemotherapy, and Biochemical Nutrition. Dr. Ann Kessler has authored over 100 publications dealing with obesity, lipid metabolism and appetite regulation, and has 20 patents issued concerning pharmacological approaches to diseases. Dr. Ann Kessler obtained her B.S. degree from the College of Notre Dame of Maryland in 1965, M.S. in Biological Sciences from Northwestern University, Evanston, Illinois in 1967, and a Ph.D. in Biochemistry from New York University in 1973. Dr. Ann Kessler is the wife of Armin M. Kessler, a Director of the Company.

Armin M. Kessler

Mr. Kessler, 65, has been a director of Spectrum Pharmaceuticals since November 1999. Mr. Kessler serves as a member of the Boards of Directors of Gen-Probe Incorporated and of The Medicines Company. From 1983 until he retired in 1995, Mr. Kessler held a number of executive management positions with Hoffmann-La Roche AG including Chief Operating Officer, Head of the Pharmaceutical Division, Head of the Diagnostic Division with worldwide responsibility for pharmaceuticals, diagnostics, vitamins and chemicals and Managing Director of Roche U.K. Mr. Kessler also served as a member of the Board of Directors and Corporate Executive Committee of Hoffmann-La Roche AG. Until his retirement in 1995, Mr. Kessler served as a member of the Board of Directors of Genentech Inc. from 1990 and Syntex Corporation from 1994. During this same period, Mr. Kessler served on the Executive Board of Pharmaceutical Partners for Better Healthcare and as President of the European Federation of Pharmaceutical Industry Associations. From 1961 to 1982, Mr. Kessler held a variety of positions in various countries with Sandoz Pharmaceuticals Corporation including Director of Worldwide Pharmaceutical Marketing, as well as Head of Patents and Licensing and President of Sandoz, Japan. Mr. Kessler received a Bachelor of Science degree in Chemistry and Physics from the University of Pretoria, South Africa in 1957, a Bachelor of Science Honors degree in Chemical Engineering from The University of Cape Town in 1959, a Juris Doctorate from Seton Hall University in 1971, and an Honorary Doctorate of Business Administration from University of Pretoria, South Africa in 1993. Mr. Kessler qualified as a U.S. Patent Attorney in 1972. Mr. Armin Kessler is the husband of Dr. Ann C. Kessler, a Director of the Company.

CLASS I DIRECTOR NOMINEES

Dilip J. Mehta, Ph.D., M.D.

Dr. Mehta, 70, has been a member of our Scientific Advisory Board since 2001. Dr. Mehta has been self-employed as a pharmaceutical consultant since 2002. Dr. Mehta serves as a member of the Board of Directors of Esvee Pharmaceuticals, Pvt. Ltd. (Pune, India), and Bharat Serums & Vaccines Limited (Mumbai, India.) Dr. Mehta is a current member of the Psychopharmacology Advisory Committee to the U.S. Food and Drug Administration. From 1982 until he retired in 1997, Dr. Mehta held a number of executive management positions with Pfizer Inc. including Senior Vice President, U.S. Clinical Research, with responsibility for clinical research (Phases 1, 2 and 3) including data processing and statistical analysis for Pfizer Inc.’s drugs in the U.S., as well as supervised submissions of NDA’s for Cardura, Norvasc, Zoloft, Zithromax, Diflucan, Unasyn, Trovan, Viagra, Geodon, and a number of other drugs/supplements. From 1993 until 1997, Dr. Mehta served as Chair, Efficacy Section for the Pharmaceutical Research and Manufacturers of America (“PhRMA”) in the International Conference on Harmonization and was a PhRMA topic leader for one of the Expert Working Group in Efficacy. From 1966 until 1982 Dr. Mehta held the position of Group Director, Clinical Research in the U.S. for Hoechst AG with supervision of Internal Medicine, Metabolic and Infectious Diseases and Cardiovascular groups. Dr. Mehta graduated from the University of Bombay, India, and holds an M.B.B.S. (Bachelor of Medicine and Bachelor of Surgery - equivalent to an M.D. degree in the U.S.), an M.D., and received a Ph.D. in Pharmacology. Dr. Mehta was a Research Fellow in Clinical Pharmacology at Cornell University Medical College.

EXECUTIVE OFFICERS

     The following table provides information regarding our Executive Officers, their ages, the year in which each first became an officer of the Company and descriptions of their backgrounds.

Name and Age

Rajesh C. Shrotriya, M.D. (59)	Rajesh C. Shrotriya, M.D. Information regarding Dr. Shrotriya is provided above under “Class II Directors Whose Terms Expire in 2004.”
Luigi Lenaz, M.D. (62)	Luigi Lenaz, M.D. has served as President, Oncology Division since January 2003, and Vice President, Oncology Division since November 2000. Prior to joining Spectrum Pharmaceuticals, Inc., he was Senior Vice President of Clinical Research and Medical Affairs from October 1997 to June 2000 of SuperGen, Inc. Previously, he was Senior Medical Director, Oncology Franchise Management for Bristol-Myers Squibb from 1990 to 1997 and was Director, Scientific Affairs, Anti-Cancer for Bristol-Myers Squibb from 1978 to 1990. Dr. Lenaz was a Post Doctoral Fellow at both the Memorial Sloan-Kettering Cancer Center in New York and the National Cancer Institute in Milan, Italy. He received his medical training at the University of Bologna Medical School in Bologna, Italy.
John L. McManus (38)	John L. McManus has served as Vice President Finance and Strategic Planning since August 2002, and Vice President, Investor Relations and Finance from November 2000 until June 2002. He has also served since 1989 as President of McManus Financial Consultants, an investor relations, financial and management consulting and support services firm. From 1986 to 1989, he served in senior management and marketing positions for several national logistics and air transportation companies. Mr. McManus received his B.S. in International Finance and Business Economics from the University of Southern California, in 1986. Mr. McManus is the brother of Michael P. McManus, our Controller.
Ashok Gore, Ph.D. (61)	Ashok Gore, Ph.D. has served as Vice President Pharmaceutical Operations and Regulatory Compliance since January 2003, and Vice President Product Development since September 2001. Prior to joining Spectrum Pharmaceuticals, Inc., he was Vice President, Pharmaceutical Operations from January 1999 to August 2001 of SuperGen, Inc., was the Senior Director, Development and Manufacturing for SuperGen, Inc. from January 1998 to December 1998 and was Director, Pharmaceutical Development and Manufacturing for SuperGen, Inc. from May 1997 to December 1997. Previously, he was Assistant Director, Pharmaceutical Technology for SmithKline Beecham Pharmaceuticals from 1992 to 1997. Dr Gore received a B.S. degree in Pharmacy from Nagpur University, Nagpur, India in 1963, a M.S. degree in Industrial Pharmacy from Purdue University, Lafayette, Indiana in 1966 and a Ph.D. degree in Industrial and Physical Pharmacy from Purdue University, Lafayette, Indiana in 1968.
Michael P. McManus (33)	Michael P. McManus has served as Controller since December 2002. He has also served since 1996 as Executive Vice President of McManus Financial Consultants, a financial and management consulting and support services firm. From 1991 to 1996, he served as a manager in the audit practice of Price Waterhouse LLP serving clients in the healthcare and financial services industries. Mr. McManus received his B.S. in Accounting from the University of Southern California, in 1991 and is a retired Certified Public Accountant. Mr. McManus is the brother of John L. McManus, our Vice President Finance and Strategic Planning.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and persons who beneficially own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon its review of the copies of reporting forms furnished to the Company, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding 10% or more of the Company’s common stock with respect to the Company’s fiscal year ended December 31, 2002, were satisfied on a timely basis, except that Mark J. Glasky, Ann C. Kessler, Ph.D., Armin M. Kessler, Eric L. Nelson, Ph.D., D.Sc., Carol O’Cleireacain, Ph.D., and Paul H. Silverman, Ph.D., D.Sc. each filed one Form 4 late to report the grant to each of them of an option to purchase 2,400 shares of our common stock, each of which was an exempt transaction under Section 16 of the Exchange Act. In addition, Michael P. McManus filed one Form 3 late to report his holdings upon becoming a reporting officer.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning total compensation during each of the past three fiscal years for services rendered to the Company earned or paid to the Chief Executive Officer, our previous Chief Executive Officer, the three other executive officers of the Company at December 31, 2002 who received compensation during fiscal 2002 in excess of $100,000, and two former executive officers of the Company who received compensation during fiscal 2002 in excess of $100,000 (the “Named Executive Officers”).

EXECUTIVE COMPENSATION SUMMARY TABLE

				Long Term
				Compensation
				Awards
		Annual		Securities
		Compensation(1)		Underlying		All Other		Deferred
Name and Principal Position	Year	Salary		Options		Compensation		Compensation(2)

Rajesh Shrotriya, M.D.	2002	$260,000		157,000	(3)	$0		$39,000
Chairman, Chief Executive Officer	2001	260,000		11,600		0		0
and President	2000	75,833	(4)	13,000		33,740	(5)	0
Luigi Lenaz, M.D.	2002	$200,000		61,750	(6)	$0		$28,750
President Oncology Division	2001	200,000		1,200		0		0
	2000	13,718	(7)	—		0		0
John L. McManus	2002	$142,412	(8)	43,250	(9)	$0		$13,333
Vice President Finance and	2001	140,000		1,200	(10)	0		0
Strategic Planning	2000	12,093	(8)	1,200	(10)	0		0
Ashok Gore, Ph.D.	2002	$142,000		10,800	(11)	$0		$20,413
Vice President Pharmaceutical	2001	35,500	(12)	1,600		0		0
Operations and Regulatory Compliance
Alvin J. Glasky, Ph.D.	2002	$255,963	(13)	20,000		$558,565	(14)	$0
Former Chairman, Chief Executive	2001	300,000		29,600		0		0
Officer and Chief Scientific Officer	2000	252,333		8,000		832,233	(15)	0
Samuel Gulko	2002	$135,643	(16)	8,000		$229,120	(17)	$0
Former Senior Vice President Finance,	2001	200,000		11,600		0		0
Chief Financial Officer, Secretary and Treasurer	2000	170,613		5,000		0		0
Jay Huff, M.D.	2002	$115,399	(18)	800		$0		$0
Former Vice President of Medical	2001	200,000		800		0		0
Affairs	2000	13,722	(7)	1,600		0		0

(1)	No bonuses have been paid to the Named Executive Officers during the past three fiscal years.

(2)	Amount of annual compensation salary not paid, at the request of the Named Executive Officer, but accrued for in 2002. Deferred salary will be paid to the Named Executive Officer at their request or at the discretion of the board of directors.

(3)	Includes 145,000 options granted September 25, 2002 subject to stockholder approval of an increase in the number of shares of our common stock subject to our 1997 Stock Incentive Plan.

(4)	Employment commenced on September 1, 2000.

(5)	One time relocation allowance.

(6)	Includes 54,750 options granted September 25, 2002 subject to stockholder approval of an increase in the number of shares of our common stock subject to our 1997 Stock Incentive Plan.

(7)	Employment commenced on November 22, 2000.

(8)	Mr. McManus’ employment commenced on November 15, 2000, however, he resigned on June 21, 2002 and was rehired on August 19, 2002.

(9)	Includes 800 options granted on May 17, 2002, which terminated 90 days after Mr. McManus’ June 21, 2002 resignation date; 3,200 options granted on August 29, 2002 and 39,250 options granted September 25, 2002 subject to stockholder approval of an increase in the number of shares of our common stock subject to our 1997 Stock Incentive Plan.

(10)	Includes 1,200 options granted on November 20, 2000 and 1,200 options granted on October 9, 2001, which terminated 90 days after Mr. McManus’ June 21, 2002 resignation date.

(11)	Includes 10,000 options granted September 25, 2002 subject to stockholders approval of an increase in the number of shares of our common stock subject to our 1997 Stock Incentive Plan.

(12)	Employment commenced on September 28, 2001.

(13)	Dr. Glasky retired on August 16, 2002.

(14)	Includes $390,112 of a loan which the Company relieved Dr. Glasky of his obligation to repay in lieu of the payment of additional contractually obligated severance benefits, $112,500 in additional severance benefits, accrued vacation in the amount of $46,154 and taxes paid on behalf of Dr. Glasky in the amount of $9,799, pursuant to the terms of his August 16, 2002 Retirement Agreement and General Release.

(15)	Includes $319,727 from litigation settlement and $512,506 from warrant exercise of 3,527 shares at $93.75 exercise price per share.

(16)	Mr. Gulko retired on August 20, 2002

(17)	Includes $200,000 in severance benefits and accrued vacation of $29,120, pursuant to the terms of his August 20, 2002 Retirement Agreement and General Release.

(18)	Employment terminated on August 19, 2002, however, Dr. Huff remains a consultant to the Company.

     The following table sets forth for the year ended December 31, 2002, the grants of our common stock options to the Named Executive Officers:

OPTION GRANTS DURING FISCAL 2002

			Percentage of Total			Potential Realizable Value at Assumed Annual
	Options Granted		Options Granted to			Rates of Stock Price Appreciation
	(No. of		Employees in	Exercise Price	Expiration	for Option Term
Name	Shares)		Fiscal Year	($/share)	Date	0%	5%	10%

Rajesh Shrotriya, M.D.	12,000	(1)	2.7%	$4.7500	06/17/2012	$0	$35,847	$90,843
	145,000	(2)	32.4%	1.0555	09/25/2012	0	96,251	243,918
Luigi Lenaz, M.D.	2,000	(3)	0.4%	9.7500	05/17/2012	0	12,263	31,078
	5,000	(1)	1.1%	4.7500	06/17/2012	0	14,936	37,851
	54,750	(2)	12.2%	1.0555	09/25/2012	0	36,343	92,100
John L. McManus	800		0.2%	9.7500	09/21/2002	0	0	0
	3,200	(1)	0.7%	4.0000	08/29/2012	0	8,050	20,400
	39,250	(2)	8.8%	1.0555	09/25/2012	0	26,054	66,026
Ashok Gore, Ph.D.	800	(3)	0.2%	9.7500	05/17/2012	0	4,905	12,431
	10,000	(2)	2.2%	1.0555	09/25/2012	0	6,638	16,822
Alvin J. Glasky, Ph. D	20,000	(4)	4.5%	4.7500	06/17/2012	0	59,745	151,406
Samuel Gulko	8,000	(4)	1.8%	4.7500	06/17/2012	0	23,898	60,562
Jay Huff, M.D.	800	(3)	0.2%	9.7500	05/17/2012	0	4,905	12,431

(1)	These options become exercisable in increments of 25% commencing on June 17, 2002, the date of grant, and 3 months, 6 months and 9 months from June 17, 2002, and have a ten-year term.

(2)	These options become exercisable in increments of 25% commencing on September 25, 2002, the date of grant, and 3 months, 6 months and 9 months from September 25, 2002, and have a ten-year term. The options granted are subject to stockholder approval of an increase in the number of shares of our common stock subject to our 1997 Stock Incentive Plan.

(3)	These options become exercisable in increments of 25% commencing on May 17, 2002, the date of grant, and 3 months, 6 months and 9 months from May 17, 2002, and have a ten-year term.

(4)	These options became fully vested upon the retirement of Dr. Glasky and Mr. Gulko, respectively.

     The following table sets forth information concerning our common stock option exercises during 2002 and year-end values as of December 31, 2002, for the Named Executive Officers. None of our named Executive Officers exercised any options in 2002.

AGGREGATED OPTION EXERCISES DURING 2002
OPTION VALUES AT DECEMBER 31, 2002

	Number of Shares		Number of Securities Underlying		Value of Unexercised In-the-
	Acquired	Value	Unexercised Options at Year-End		Money Options at Year-End (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Rajesh J. Shrotriya, M.D.	0	$0	27,100	154,500	$0	$107,953
Luigi Lenaz, M.D.	0	$0	8,500	55,650	$0	$40,761
John L. McManus	0	$0	3,200	39,250	$0	$29,222
Ashok Gore, Ph.D.	0	$0	2,000	10,400	$0	$7,445
Alvin J. Glasky, Ph.D.	0	$0	71,200	0	$0	$0
Samuel Gulko	0	$0	28,000	0	$0	$0
Jay Huff, M.D.	0	$0	2,600	600	$0	$0

(1)	Based upon the closing sale price of the common stock on December 31, 2002, as reported by the Nasdaq SmallCap Market of $1.80 per common share.

Director Compensation

Base Compensation. Each non-employee director receives $2,000 for each Board of Directors meeting and $500 for each committee meeting attended (with the Chairperson of the committee receiving $1,000 per committee meeting attended). Our directors are also reimbursed for certain expenses incurred in connection with attendance at Board meetings. Directors who are also employees of the Company receive no additional compensation for service as directors.

Stock Options. On June 17, 2002, the Company granted to each non-employee director an option to purchase 2,400 shares of common stock at $4.75 per share. This option vests in installments of 25% per quarter beginning on the date of grant and has a term of ten years.

Employment Agreements

     We entered into employment agreements with certain of our key executive personnel, including certain of our Named Executive Officers. The agreements provide for, among other things, guaranteed severance payments equal to up to twice the officer’s annual base salary upon the termination of employment without cause or upon a change in control under certain circumstances. The agreements require each executive to devote all of his or her productive time, attention, knowledge and skill to the affairs of the Company during the term of the agreement. The agreements provide for annual base salary with annual increases and periodic bonuses as determined by the Board of Directors.

     The following table sets forth employment agreements for each Named Executive Officer, each Named Executive Officer’s base salary as required by the agreement, and each agreement’s ending date:

Name	Base Salary		Ending Date (1)

Rajesh C. Shrotriya, M.D.	$260,000		December 31, 2003
Luigi Lenaz, M.D.	200,000		July 1, 2003
Alvin J. Glasky, Ph.D.	300,000	(2)	August 16, 2002
Samuel Gulko	200,000	(3)	August 20, 2002

(1)	May be terminated by us with or without cause as defined in the agreement. Automatically renews for one year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent is to renew the agreement.

(2)	On August 16, 2002, Alvin J. Glasky, Ph.D. retired as Chairman of the Board, Chief Executive Officer and Chief Scientific Officer of the Company, and received $112,500 in severance benefits through December 31, 2002, accrued vacation in the amount of $46,000 and the Company relieved Dr. Glasky of his obligation to repay a loan in the amount of $390,000 in lieu of the payment of additional contractually obligated severance benefits, pursuant to the terms of his August 16, 2002 Retirement Agreement and General Release.

(3)	On August 20, 2002, Samuel Gulko retired as a Director, Senior Vice President Finance, Chief Financial Officer, Secretary and Treasurer of the Company, and received approximately $200,000 in severance benefits, accrued vacation benefits of $29,000 and repaid certain loans from us to Mr. Gulko of approximately $75,000, pursuant to the terms of his August 20, 2002 Retirement Agreement and General Release.

Compensation Committee Interlocks and Insider Participation

     None of the members of the Board’s Compensation Committee is or has been an officer or employee of the Company. None of the Company’s executive officers has served as a director or compensation committee member of any other entity.

     In October 2000, Paul H. Silverman, Ph.D., a member of the Compensation Committee, borrowed $45,000 from the Company for the exercise of stock options. The loan was evidenced by a promissory note that was collateralized by 400 shares of the Company’s common stock. The principal amount of the note was due in October 2002 together with interest accrued at the rate of 9% per annum. In June 2002, the Board of Directors approved an amendment and restatement of the note receivable. The original interest rate was changed to 4.5% and the maturity date was extended to June 6, 2004. The note was secured by a pledge of the common stock purchased with the loan proceeds. In February 2003, we agreed to forgive/terminate the outstanding balance of principal and interest of $58,347 under the loan agreement and in return, Dr. Silverman agreed to return the shares of common stock originally purchased with the proceeds of the loan. For financial statement purposes, the common stock and related note receivable was eliminated as of December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, about our equity securities that are or may be beneficially owned by (i) each Named Executive Officer; (ii) each of our directors; and (iii) our directors and executive officers as a group. Unless otherwise noted, each stockholder has sole voting power and sole investment power with respect to the securities shown in the table below.

	Shares Beneficially	Percent of Shares
Name and Address of Beneficial Owner	Owned (1)	Outstanding

Named Executive Officers
Rajesh C. Shrotriya, M.D. (2)	196,676	5.99%
Luigi Lenaz, M.D. (3)	234,691	7.11%
John L. McManus (4)	58,368	1.85%
Ashok Gore, Ph.D. (5)	12,383	*
Former Executive Officers
Alvin J. Glasky, Ph.D. (6)	116,168	3.65%
Samuel Gulko (7)	29,818	*
F. Jacob Huff, M.D. (8)	2,614	*
Directors/Director Nominees
Eric L. Nelson, Ph.D. (9)	8,090	*
Mark J. Glasky (10) (11)	7,329	*
Carol O’Cleireacain, Ph.D. (12)	7,030	*
Paul H. Silverman, Ph.D., D.Sc. (12)	7,030	*
Ann C. Kessler, Ph.D. (13)	5,750	*
Armin M. Kessler (13)	5,750	*
Julius A. Vida, Ph.D. (14)	4,500	*
All Executive Officers and Directors as a group (17 persons) (15)	779,104	20.83%

*	less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock owned as of April 27, 2003 and shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 27, 2003, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2)	Includes 174,100 shares of our common stock subject to stock options held by Dr. Shrotriya (145,000 of which have been granted subject to stockholder approval of increases in both the aggregate number of shares issuable and the annual award limit under the 1997 Stock Incentive Plan), which are currently exercisable or exercisable within 60 days of April 27, 2003. Does not include 200 shares of our common stock beneficially owned by Rick Shrotriya, Dr. Rajesh C. Shrotriya’s adult son, for which Dr. Shrotriya disclaims beneficial ownership.

(3)	Includes 163,251 shares of our common stock subject to stock options held by Dr. Luigi Lenaz (154,750 of which have been granted subject to stockholder approval of increases in both the aggregate number of shares issuable and the annual award limit under the 1997 Stock Incentive Plan), and 30,000 shares of our common stock subject to stock options held by his wife, Dianne DeFuria, which are currently exercisable or exercisable within 60 days of April 27, 2003, and 5,750 shares subject to a currently exercisable warrant.

(4)	Includes 42,451 shares of our common stock subject to stock options held by Mr. McManus (39,250 of which have been granted subject to stockholder approval of increases in both the aggregate number of shares issuable and the annual award limit under the 1997 Stock Incentive Plan), which are currently exercisable or exercisable within 60 days of April 27, 2003. Also includes 7,322 shares owned by the John McManus SEP IRA.

(5)	Includes 12,000 shares of our common stock subject to stock options held by Dr. Gore (10,000 of which have been granted subject to stockholder approval of an increase in the aggregate number of shares issuable under the 1997 Stock Incentive Plan), which are currently exercisable or exercisable within 60 days of April 27, 2003.

(6)	Includes 71,200 shares of our common stock subject to stock options held by Dr. Alvin J. Glasky, which are currently exercisable or exercisable within 60 days of April 27, 2003. Also includes 160 shares owned by the Spectrum Pharmaceuticals, Inc. 401(k) Plan for the benefit of Dr. Glasky, and 925 shares beneficially owned by Dr. Glasky’s wife, Rosalie H. Glasky. Does not include 7,329 shares of our common stock beneficially owned by Mark J. Glasky and 14,078 shares of our common stock beneficially owned by Dr. Michelle S. Glasky, Dr. Alvin J. Glasky’s adult children, for which Dr. Glasky disclaims beneficial ownership. Mark J. Glasky is one of our directors.

(7)	Includes 28,240 shares of our common stock subject to stock options held by Mr. Gulko, which are currently exercisable or exercisable within 60 days of April 27, 2003, and 200 shares of our common stock owned by the Sam Gulko CPA Defined Contribution Employee Benefit Plan.

(8)	Includes 2,600 shares of our common stock subject to stock options held by Dr. Huff, which are currently exercisable or exercisable within 60 days of April 27, 2003.

(9)	Includes 6,230 shares of our common stock subject to stock options held by Dr. Nelson, which are currently exercisable or exercisable within 60 days of April 27, 2003.

(10)	Mark J. Glasky, one of our directors, is the adult son of Dr. Alvin J. Glasky.

(11)	Includes 7,030 shares of our common stock subject to stock options held by Mr. Glasky, which are currently exercisable or exercisable within 60 days of April 27, 2003.

(12)	Represents 7,030 shares of our common stock subject to stock options held by each of Dr. O’Cleireacain and Dr. Silverman, which are currently exercisable or exercisable within 60 days of April 27, 2003.

(13)	Represents 5,750 shares of our common stock subject to stock options held by each of Armin M. Kessler and Dr. Ann C. Kessler and, which are currently exercisable or exercisable within 60 days of April 27, 2003. Armin M. Kessler and Dr. Ann C. Kessler are husband and wife.

(14)	Represents 4,500 shares of our common stock subject to stock options held by Dr. Julius Vida (4,500 of which have been granted subject to stockholder approval of an increase in the aggregate number of shares issuable under the 1997 Stock Incentive Plan), which are currently exercisable or exercisable within 60 days of April 27, 2003.

(15)	Includes 629,038 shares of our common stock subject to stock options (419,000 of which have been granted subject to shareholder approval of increases in both the aggregate number of shares issuable and the annual award limit under the 1997 Stock Incentive Plan), which are currently exercisable or exercisable within 60 days of April 27, 2003.

     Based on a review of filings with the Securities and Exchange Commission, the following table shows the amount of Spectrum Pharmaceuticals’ common stock beneficially owned (unless otherwise indicated) by holders of more than 5% of the outstanding shares of Spectrum Pharmaceuticals’ common stock.

	Shares Beneficially	Percent of Shares
Name and Address of Beneficial Owner	Owned (1)	Outstanding

Mark M. Wheeler, M.D. (2)	306,000	9.84%
57 Rue du Dr. Blanche 75016 Paris France
Luigi Lenaz, M.D. (3)	234,691	7.11%
157 Technology Drive Irvine, CA 92618
Rajesh C. Shrotriya, M.D. (4)	196,676	5.99%
157 Technology Drive Irvine, CA 92618
Gram Laboratories, Inc. (5)	158,864	5.11%
3189 Airway Avenue, Bldg. D Costa Mesa, CA 92626-4612

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock owned as of April 27, 2003 and shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 27, 2003, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2)	Dr. Mark M. Wheeler, on behalf of himself, has reported sole voting and dispositive power over 306,000 shares of our common stock, which includes 101,000 shares beneficially owned by Dr. Mark Wheeler’s wife, Elizabeth H. Wheeler, 9,000 shares beneficially owned by Dr. Mark Wheeler’s daughter, Isabelle H. Wheeler, and 34,000 shares subject to a currently exercisable warrant.

(3)	Includes 163,251 shares of our common stock subject to stock options held by Dr. Luigi Lenaz (154,750 of which have been granted subject to stockholder approval of increases in both the aggregate number of shares issuable and the annual award limit under the 1997 Stock Incentive Plan), and 30,000 shares of our common stock subject to stock options held by his wife, Dianne DeFuria, which are currently exercisable or exercisable within 60 days of April 27, 2003, and 5,750 shares subject to a currently exercisable warrant.

(4)	Includes 174,100 shares of our common stock subject to stock options held by Dr. Shrotriya (145,000 of which have been granted subject to stockholder approval of increases in both the aggregate number of shares issuable and the annual award limit under the 1997 Stock Incentive Plan), which are currently exercisable or exercisable within 60 days of April 27, 2003. Does not include 200 shares of our common stock beneficially owned by Rick Shrotriya, Dr. Rajesh C. Shrotriya’s adult son, for which Dr. Shrotriya disclaims beneficial ownership.

(5)	Gram Laboratories, Inc. has reported sole ownership of these shares. This information is based upon the issuance by us of 198,864 shares of our common stock pursuant to the Settlement Agreement and Release dated as of October 22, 2002 by and between the Company and Gram Laboratories, Inc., and Gram Laboratories, Inc. subsequent sale of 40,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Assignment of Patents by Dr. Alvin J. Glasky. Dr. Glasky assigned to us all of his rights in ten patents. In connection with the assignment of these patents to us, we entered into royalty agreements with Dr. Glasky (or the “Glasky Agreements”), which expire concurrently with the expiration of the underlying patents and any additional patents derived from the underlying patents. Under each of the Glasky Agreements, as amended, we are obligated to pay Dr. Glasky a royalty of two percent (2%) of all revenues derived by us from the use and sale by us of any products or methods included in the patents. In the event of Dr. Glasky’s death, the family or estate is entitled to continue to receive, under each Glasky Agreement, royalties at a rate of two percent (2%) for the duration of the respective Glasky Agreement. Under the terms of the Glasky Agreements, Dr. Glasky may terminate the Glasky Agreements and receive a reassignment of the patents if we file a petition under any bankruptcy or insolvency laws or otherwise commence liquidation or winding up of our business.

McMaster University Agreement. On July 10, 1996, we entered into a license agreement with McMaster University (or McMaster) that allows us the use of certain technologies developed by McMaster covered in the patents filed jointly by us and McMaster, all of which are also subject to the Glasky Agreements. Under the agreement, we paid a one time licensing fee of $15,000 and are obligated to pay to McMaster an annual royalty of five percent (5%) on net sales of products containing compounds developed by McMaster. In July 1997, we began to make, and have continued making, annual minimum royalty payments of $25,000.

Outsource Arrangement. John L. McManus, our Vice President Finance and Strategic Planning, and Michael P. McManus, our Controller, are brothers and co-owners of McManus Financial Consultants, Inc. (“MFC”) and McManus & Company, Inc. (“M&C”). Commencing as of November 1, 2002, we have outsourced the administration, accounting, human resources functions to MFC for a monthly fee of $7,000. Also commencing as of November 1, 2002, we have outsourced SEC report preparation and other accounting activities to MFC for a monthly fee of $8,000 per month. From January until June 2002, MFC also performed investor relations activities for us at hourly rates, subject to a minimum annual retainer of $24,000. M&C now performs all investor relations activities for us for a monthly fee of $10,000 per month. During the year ended December 31, 2002, MFC received a total of $82,000 in fees. As a result of these arrangements, Michael P. McManus received no direct compensation from Spectrum for his services as Controller. Both Michael P. McManus and John L. McManus received salaries from MFC that were not related to revenues from any particular client of MFC.

Director and Executive Officer Indebtedness to the Company.

Rajesh C. Shrotriya, M.D. In October 2000, Dr. Rajesh Shrotriya, the Company’s Chief Executive Officer and President, borrowed $90,000 from the Company. The loan was evidenced by a promissory note from Dr. Shrotriya that was collateralized by 400 shares of the Company’s common stock. The principal amount of the note was due in October 2002 together with interest accrued at the rate of 9% per annum. In June 2002, the Board of Directors approved an amendment and restatement of the note receivable. The original interest rate of 9% was changed to 4.5% and the maturity date was extended to June 6, 2004. The note was secured by a pledge of the common stock purchased with the loan proceeds. In February 2003, we agreed to forgive/terminate all outstanding amounts due under the loan agreement and in return, Dr. Shrotriya agreed to return the shares of common stock originally purchased with the proceeds of the loan. For financial statement purposes, the common stock and related notes receivable were eliminated as of December 31, 2002.

Samuel Gulko. In August of 1998, Samuel Gulko, the Company’s former Senior Vice President Finance, Chief Financial Officer, Secretary and Treasurer, borrowed $45,000 from the Company. Additionally, in July of 2000, he borrowed $15,000 from the Company. The loans are evidenced by promissory notes from Mr. Gulko that are collateralized by 400 shares of the Company’s common stock and 160 shares of the Company’s common stock, respectively. The principal amount of the $45,000 note was due in August of 2002 together with interest accrued at the rate of 7% per annum. The principal amount of the $15,000 note was due in July of 2002 together with interest accrued at the rate of 9% per annum. In connection with the retirement of Mr. Gulko, Mr. Gulko repaid the loan from the Company in the amount of $75,000 of principal and accrued interest.

Alvin J. Glasky, Ph.D. During 1987 and 1988, Alvin J. Glasky, Ph.D., our former Chief Executive Officer, loaned a total of $270,650 to us for working capital purposes, of which $250,000 plus $2,000 of accrued interest was canceled in December 1988 in exchange for the issuance of 28 Revenue Participation Units (or RPU’s). The RPU’s were converted into 4,480 shares of our common stock (all references to share numbers in this proxy statement have been adjusted to reflect to a 25 for 1 reverse split of our outstanding common stock completed on September 6, 2002.)

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

Non Executive Directors. In October 2000, Mark J. Glasky, Carol O’Cleireacain, Ph.D. and Paul H. Silverman, Ph.D. each borrowed $45,000 from the Company for the exercise of stock options. The loans were evidenced by promissory notes from each of the individuals that were collateralized by an aggregate of 1,200 shares of the Company’s common stock. The principal amount of the notes were due in October 2002 together with interest accrued at the rate of 7% per annum. In June 2002, the Board of Directors approved an amendment and restatement of all of the note receivables from the individuals. The original interest rates of 7% were all changed to 4.5% and the maturity date was extended to June 6, 2004. The notes were secured by a pledge of the common stock purchased with the loan proceeds. In February 2003, we agreed to forgive/terminate the outstanding balance of principal and interest to each of the three directors in the amount of $58,347 or a total of $175,041 under the remaining loan agreements and in return, the individuals agreed to return the shares of common stock originally purchased with the proceeds of the loans. For financial statement purposes, the common stock and related notes receivable were eliminated as of December 31, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 3. Exhibits.

Exhibit No.	Description

99.1 +	Section 906 Certification of Chief Executive Officer
99.2 +	Section 906 Certification of Vice President Finance and Strategic Planning

+	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: April 30, 2003	By:	/s/ Rajesh C. Shrotriya

Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rajesh C. Shrotriya Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer President and Director (Principal Executive Officer)	April 30, 2003

/s/ John L. McManus John L. McManus	Vice President Finance and Strategic Planning (Principal Financial Officer)	April 30, 2003

/s/ Michael P. McManus Michael P. McManus	Controller (Principal Accounting Officer)	April 30, 2003

/s/ Mark J. Glasky Mark J. Glasky	Director	April 30, 2003

/s/ Ann C. Kessler Ann C. Kessler, Ph.D.	Director	April 30, 2003

/s/ Armin M. Kessler Armin M. Kessler	Director	April 30, 2003

/s/ Eric L. Nelson Eric L. Nelson, Ph.D.	Director	April 30, 2003

/s/ Carol O’Cleireacain Carol O’Cleireacain, Ph.D.	Director	April 30, 2003

/s/ Paul H. Silverman Paul H. Silverman Ph.D., D.Sc	Director	April 30, 2003

/s/ Julius A. Vida Julius A. Vida, Ph.D.	Director	April 30, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Rajesh C. Shrotriya, certify that:

1.     I have reviewed this amendment number one to the annual report on Form 10-K of Spectrum Pharmaceuticals, Inc.;

2.     Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Rajesh C. Shrotriya

Rajesh C. Shrotriya, M.D. Chairman, Chief Executive Officer and President

CERTIFICATION OF VICE PRESIDENT FINANCE AND STRATEGIC PLANNING

I, John L. McManus, certify that:

1.     I have reviewed this amendment number one to the annual report on Form 10-K of Spectrum Pharmaceuticals, Inc.;

2.     Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ John L. McManus

John L. McManus Vice President Finance and Strategic Planning

EXHIBIT INDEX

Exhibit No.	Description

99.1 +	Section 906 Certification of Chief Executive Officer
99.2 +	Section 906 Certification of Vice President Finance and Strategic Planning

+ Filed herewith