Form 10-K/A
period 2002-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2003-05-13
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment Number Two

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

As of May 7, 2003, there were 3,108,100 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

        The primary purpose of this Amendment is to update the Company’s financial statements to report the subsequent event of the issuance of a 444 shares of Series D 8% Cumulative Convertible Voting Preferred Stock for gross cash proceeds of $4.4 million and the re-issuance of the independent auditors opinion to remove their explanatory paragraph regarding a doubt about our ability to continue as a going concern. The Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 28, 2003, and the Amendment Number One to the Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 30, 2003, are hereby amended and restated in their entirety as follows.

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

Our business does not generate the cash needed to finance our current and anticipated operations.

     During the three-month period ended December 31, 2002, our expenses were approximately $3.8 million. We anticipate that our expenses will be reduced to approximately $1.5 million, or lower, per quarter starting with the first quarter in 2003.

     At the present time, our business does not generate cash from operations needed to finance our short-term operations. We will rely primarily on raising funds through the sale of our securities, and/or out-licensing our drug candidates and technology, to meet all of our short-term cash needs. We have generated operating losses since our inception and our existing cash and investment securities, are not sufficient to fund our current planned pharmaceutical operations beyond June 2004. Therefore, we will need to seek additional funding by June 2004, or sooner, through public or private financings, including equity financings, and through other arrangements to continue operating our businesses and meet our short-term and long-term cash needs. Additionally, our long-term business plans require that we enter into collaborative partnership agreements and strategic alliance agreements with larger pharmaceutical companies to co-develop, manufacture and market our product candidates.

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

     Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002. On December 11, 2002, we changed our name to Spectrum Pharmaceuticals, Inc., and began trading under the ticker symbol SPPI. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders’ equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. As of December 31, 2002, we were not in compliance with this standard and we have received a notice indicating that our securities are subject to delisting. The Company has requested and been granted a hearing before a Nasdaq Listing Qualifications Panel to review the delisting notice. As a result of the issuance of the shares of our convertible preferred stock, we believe we have regained compliance with this standard. However, there is no assurance that the Panel will grant the Company’s request for continued listing or that we will be able to maintain compliance with any of the continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market.

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

     Nasdaq corporate governance rules prohibit an issuer of listed securities from issuing 20% or more of its outstanding voting stock in one transaction or a series of related transactions other than a public offering at less than the greater of book value or the then current market value, without obtaining prior stockholder consent. While we have obtained stockholder approval of this type of financing in the past, we do not currently have stockholder approval to do similar financings in the future. We do not generate sufficient revenues to fund operations, and we do not currently have sufficient cash on hand to fund our operations beyond June 2004. While we are exploring all financing and strategic alternatives, we will need to raise additional funds through the sale of securities by June 2004, or sooner, to continue operating our business. Based on our recent experience and our current financial position, we believe that we might need to offer our securities at a discount to market price in order to attract investors to provide these funds. Therefore Nasdaq’s 20% share limitation rule may hinder or prevent financing transactions from occurring.

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

     There were 2,726,019 shares of our common stock outstanding as of December 31, 2002. In addition, security holders held options, warrants and other rights as of December 31, 2002 which, if exercised, would obligate us to issue up to an additional 1,091,859 shares of common stock at a weighted average exercise price of $50.09 per share, of which

671,233 shares are subject to options or warrants which are currently exercisable at a weighted average exercise price of $71.58 per share. In addition, on May 7, 2003, we completed a financing resulting in the issuance of 444 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock, which are convertible into a total of 1,889,361 shares of our common stock at a conversion price of $2.35 per share. In addition, the investors received 944,681 warrants to purchase our common stock at an exercise price of $3.00 per share and 944,681 warrants to purchase our common stock at an exercise price of $3.50 per share. A substantial number of those shares, when we issue them upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

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

     The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2002, the price of our common stock ranged between $101.25 and $0.80, as adjusted to reflect a 25-for-1 reverse split of our outstanding common stock that we effected on September 6, 2002, and the daily trading volume, adjusted to reflect the reverse split has been as high as 777,764 shares and as low as 940 shares, with a recent average from January 2, 2003 up to and including May 7, 2003 of approximately 53,000 shares.

Certain provisions of our preferred stock may prevent or make it more difficult for us to raise funds or take certain other actions.

     Certain provisions of the Preferred Stock and Warrant Purchase Agreement and Certificate of Designation, Rights and Preferences of the Series D 8% Cumulative Convertible Voting Preferred Stock (“Preferred Stock”) may require us to obtain the approval of the preferred stockholders to (i) amend, alter or repeal any provision of the Charter or Bylaws which may be deemed to adversely affect the terms of the Preferred Stock (ii) offer, sell or designate a security senior to or equal with the Preferred Stock, (iii) sell or issue common stock or securities convertible into or exercisable for shares of our common stock below $2.35 per share, (iv) incur any bank or non-trade indebtedness, (v) grant or make any mortgage or pledge of our property, (vi) merge or consolidate with another entity or sell or dispose of substantially all of our assets or businesses or (vii) take certain other actions which may be deemed to adversely affect the terms of the Preferred Stock. These provisions may make it more difficult for management, the board of directors or stockholders of the Company to take certain corporate actions and could delay, discourage or prevent future financings. These provisions could also limit the price that certain investors might be willing to pay for shares of our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

     As of May 7, 2003, there were 3,108,100 shares of common stock outstanding and 377 shareholders of record. On May 7, 2003, the closing bid price of our common stock was $2.66 per share.

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

     At the present time, our business does not generate sufficient cash from operations to finance our short-term operations. We will rely primarily on (a) raising funds through the sale of our common stock and/or (b) out-licensing our technology, to meet all of our short-term cash needs. We have generated operating losses since our inception, however, we believe that our existing cash and investment securities, including cash proceeds from the issuance of securities in January and May 2003 will be sufficient to fund our current planned operations for the next 12 months. As a result, on May 9, 2003, our independent accountant reissued its report for the year ended and as of December 31, 2002. The reissued report eliminated the explanatory paragraph related to going concern that was initially contained in their report dated March 25, 2003.

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

     Restructuring expenses were incurred during the six-month period ended December 31, 2002 as a result of a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and out-licensing of our neurology drug candidates to strategic partners. As a result of these changes, we laid off 21 employees, two senior executives retired and we incurred significant administrative and legal expenses. The restructuring charge includes legal fees in the amount of $231,000, a loss on the exchange of assets for certain payables to UCI in the amount of $312,000, retirement benefits offset against a loan to Dr. Alvin Glasky, the Company’s former Chief Executive Officer and a former board member, in the amount of $390,000, $114,000 in severance benefits to Dr. Glasky, $200,000 in severance benefits to Samuel Gulko, the Company’s former Senior Vice President Finance and Chief Financial Officer, board of directors fees of $71,000 for special meetings related to the restructuring and personnel severance related expenses of $59,000. In addition, during the fourth quarter of 2002, we completed a review of our property and equipment and based upon current accounting guidance determined that the equipment was impaired and recorded an impairment in the amount of $1,669,000.

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

Subsequent Events Affecting Future Results

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

     On April 8, 2003, Spectrum announced that Nasdaq has notified the Company that it is not in compliance with Nasdaq’s minimum stockholders’ equity requirement set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from the Nasdaq SmallCap Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance the Panel will grant the Company’s request for continued listing. However, the hearing request will stay the delisting of the Company’s securities pending the Panel’s decision.

     On April 14, 2003, the Company received notification from the FDA that it had accepted the ANDA for Ciprofloxican. As a result of this notification and in accordance with the agreement entered into on February 3, 2003, a strategic investor has agreed to purchase 125,628 shares of unregistered Spectrum common stock at $1.99 per share for total proceeds of $250,000 upon approval of the currency transfer by the Reserve Bank of India.

     On May 7, 2003, we sold 444 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock and Series D Warrants to purchase shares of our common stock for gross cash proceeds of $4,440,000. The preferred stock is convertible into 1,889,361 shares of Spectrum common stock at a price of $2.35 per share. Dividends on the preferred stock are payable quarterly at an annual rate of 8 percent either in cash or shares of our common stock at the discretion of the Company. In addition, purchasers of the preferred stock received five-year warrants to purchase up to a total of 944,681 shares of our common stock at an exercise price of $3.00 per share and five-year warrants to purchase up to a total of 944,681 shares of our common stock at an exercise price of $3.50 per share. Under a preexisting agreement with a placement agent, we issued to a placement agent, in addition to cash fees, a five-year warrant to purchase up to a total of 188,936 shares of our common stock at an exercise price of $3.00 per share. Offering costs, including cash commissions paid to placement agents of this transaction, are estimated to be $545,000.

Financial Condition

General

     At the present time, our business does not generate cash from operations needed to finance our short-term operations. We will rely primarily on raising funds through the sale of our securities, and/or out-licensing our technology, to meet all of our short-term cash needs. We have generated operating losses since our inception, however, we believe that our existing cash and investment securities, including cash proceeds from the issuance of securities in January and May 2003 will be sufficient to fund our current planned operations for the next 12 months. As a result, on May 9, 2003, our independent accountant reissued its report for the year ended and as of December 31, 2002. The reissued report eliminated the explanatory paragraph related to going concern that was initially contained in their report dated March 25, 2003.

     Over the long-term, we will likely need to continue to raise funds through public or private financings, including equity financings and through other arrangements, to continue operating our business, however, we believe profits from our generic business will help to reduce or possibly eliminate this reliance on the need to raise funds through the sale of our securities.

2002 Cash Flow Activities

     At December 31, 2002, we had working capital of approximately $49,000 that included cash and equivalents of approximately $1.5 million and short-term investments of approximately $66,000. In comparison, at December 31, 2001 we had working capital of approximately $2.8 million that included cash and cash equivalents of approximately $0.7 million and short-term investments of approximately $6.4 million. The $2.8 million decrease in net working capital during the year ended December 31, 2002 is attributable primarily to the loss of $17.6 million, less non-cash compensation, an impairment charge and other items of approximately $3.5 million, less changes in operating assets and liabilities of $2.1 million, plus payments on capital lease obligation of $0.7 million, partially offset by the sale of approximately $9.9 million of our common stock.

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

Outsource Arrangement

John L. McManus, our Vice President Finance and Strategic Planning, and Michael P. McManus, our Controller, are brothers and co-owners of McManus Financial Consultants, Inc. (“MFC”) and McManus & Company, Inc. (“M&C”). Commencing as of November 1, 2002, we have outsourced the administration, accounting and human resources functions to MFC for a monthly fee of $7,000. Also commencing as of November 1, 2002, we have outsourced SEC report preparation and other accounting activities to MFC for a monthly fee of $8,000 per month. From January until June 2002, MFC also performed investor relations activities for us at hourly rates, subject to a minimum annual retainer of $24,000. M&C now performs all investor relations activities for us for a monthly fee of $10,000 per month. During the year ended December 31, 2002, MFC received a total of $82,000 in fees. As a result of these arrangements, Michael P. McManus received no direct compensation from Spectrum for his services as Controller. Both Michael P. McManus and John L. McManus received salaries from MFC that were not related to or determined by revenues from any one particular client of MFC.

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

     We currently lack sufficient funds and strategic alliances to complete our current business plans. We believe that our existing capital resources, will be adequate to fund our capital needs for the next 12 months of operations at our current level, but we will need to secure new funds to complete the development of our drug candidates. We do not know whether or not we will be able to secure sufficient new funds to continue our business plan beyond June 2004 and whether such funds can be obtained in time before we will have to take other actions that we otherwise would not take, like selling certain or all of our intellectual property rights and restructuring our operations or a combination of these activities.

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

Our report dated March 25, 2003 included an explanatory paragraph related to substantial doubt as to the Company's ability to continue as a going concern. As explained in Notes 1 and 20 to the Company's consolidated financial statements as of and for the year ended December 31, 2002, the Company has secured adequate financings sufficient to fund operations beyond December 31, 2003. Accordingly, this report has eliminated the explanatory paragraph.

/s/ Kelly & Company

Kelly & Company
Costa Mesa, California
May 9, 2003

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

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(46,427,287)	(27,834,820)	(17,633,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items included in net loss:
Minority interest in net loss	—	(162,380)	—
Depreciation and amortization	588,856	796,027	916,949
Amortization of debt discount	13,102	13,102	—
Impairment on investment in marketable security	—	—	50,904
Amortization of employee stock option compensation previously deferred	755,496	1,461,340	411,215
Issuance of common stock for services	—	33,344	1,019,994
Beneficial conversion feature related to preferred stock of consolidated subsidiary	1,463,597	—	—
Amortization of discount on convertible debentures and beneficial conversion feature	539,277	—	—
Fair value of warrants issued for consulting services	—	609,875	—
Forgiveness of notes to officers and directors	—	45,000	390,649
Impairment on property and equipment	—	—	2,287,726
Changes in operating assets and liabilities:
(Increase) decrease in other receivables, prepaid expenses and refundable deposits	(186,025)	(108,167)	486,464
Increase (decrease) in accounts payable and accrued expenses	329,512	220,579	(2,172,839)
(Increase) decrease in property and equipment, held for sale	—	—	(619,000)
Increase (decrease) in accrued payroll and related taxes	153,562	(29,160)	(34,376)
Increase (decrease) in other non-current liabilities	11,411	275,299	(260,335)
(Repayment of) proceeds from notes payable to related parties, net	(272,731)	(150,000)	(135,574)

Net cash used in operating activities	(43,031,230)	(24,829,961)	(15,292,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(368,911)	(1,363,516)	(58,896)
(Purchases) sales of marketable securities and short-term investments, net	(2,316,668)	(1,009,871)	6,208,746
(Increase) decrease in other assets	(300,910)	(65,922)	39,220
Proceeds from sale of equipment	—	—	741,016

Net cash used in investing activities	(2,986,489)	(2,439,309)	6,930,086

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

     At the present time, our business does not generate sufficient cash from operations to finance our short-term operations. We will rely primarily on (a) raising funds through the sale of our common stock and/or (b) out-licensing our technology, to meet all of our short-term cash needs. We have generated operating losses since our inception, however, we believe that our existing cash and investment securities, including cash proceeds from the issuance of securities in January and May 2003 will be sufficient to fund our current planned operations for the next 12 months. As a result, on May 9, 2003, our independent accountant reissued its report for the year ended and as of December 31, 2002. The reissued report eliminated the explanatory paragraph related to going concern that was initially contained in their report dated March 25, 2003.

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

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation” (SFAS 148). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material impact on our financial condition or results of operations.

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

Outsource Arrangement

     John L. McManus, our Vice President Finance and Strategic Planning, and Michael P. McManus, our Controller, are brothers and co-owners of McManus Financial Consultants, Inc. (“MFC”) and McManus & Company, Inc. (“M&C”). Commencing as of November 1, 2002, we have outsourced the administration, accounting and human resources functions to MFC for a monthly fee of $7,000. Also commencing as of November 1, 2002, we have outsourced SEC report preparation and other accounting activities to MFC for a monthly fee of $8,000 per month. From January until June 2002, MFC also performed investor relations activities for us at hourly rates, subject to a minimum annual retainer of $24,000. M&C now performs all investor relations activities for us for a monthly fee of $10,000 per month. During the year ended December 31, 2002, MFC received a total of $82,000 in fees. As a result of these arrangements, Michael P. McManus received no direct compensation from Spectrum for his services as Controller. Both Michael P. McManus and John L. McManus received salaries from MFC that were not related to or determined by revenues from any one particular client of MFC.

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

     During the fourth quarter, we completed a review of the carrying value of our property and equipment for a possible impairment under SFAS 144. In connection with the review of the carrying value of the assets, management committed to a plan to dispose of the laboratory equipment during the next twelve months through an ordinary liquidation of the equipment. As a result of this determination, we engaged an independent appraiser to determine the fair market value of the equipment. The appraisal as of December 31, 2002 determined that the value of the laboratory equipment was $619,000 which is classified as Property and Equipment, held for sale in the accompanying balance sheet. Also as a result of the SFAS 144 review, we determined that the expected cash flow from the equipment was less than its current carrying value and therefore recorded an impairment in the amount of $1,669,000. We expect to sell the laboratory equipment during 2003.

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

      On April 8, 2003, Spectrum announced that Nasdaq has notified the Company that it is not in compliance with Nasdaq’s minimum stockholders’ equity requirement set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from the Nasdaq SmallCap Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance the Panel will grant the Company’s request for continued listing. However, the hearing request will stay the delisting of the Company’s securities pending the Panel’s decision.

      On April 14, 2003, the Company received notification from the FDA that it had accepted the ANDA for Ciprofloxican. As a result of this notification and in accordance with the agreement entered into on February 3, 2003, a strategic investor has agreed to purchase 125,628 shares of unregistered Spectrum common stock at $1.99 per share for total proceeds of $250,000 upon approval of the currency transfer by the Reserve Bank of India.

      On May 7, 2003, we sold 444 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock and Series D Warrants to purchase shares of our common stock for gross cash proceeds of $4,440,000. The preferred stock is convertible into 1,889,361 shares of Spectrum common stock at a price of $2.35 per share. Dividends on the preferred stock are payable quarterly at an annual rate of 8 percent either in cash or shares of our common stock at the discretion of the Company. In addition, purchasers of the preferred stock received five-year warrants to purchase up to a total of 944,681 shares of our common stock at an exercise price of $3.00 per share and five-year warrants to purchase up to a total of 944,681 shares of our common stock at an exercise price of $3.50 per share. Under a preexisting agreement with a placement agent, we issued to a placement agent, in addition to cash fees, a five-year warrant to purchase up to a total of 188,936 shares of our common stock at an exercise price of $3.00 per share. Offering costs, including cash commissions paid to placement agents of this transaction, are estimated to be $545,000. The accompanying balance sheet reflects a pro-forma adjustment to effect for the issuance of the Series D Preferred Stock and receipt of the net proceeds of the offering.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(formerly NeoTherapeutics, Inc.)
Pro-forma Condensed Consolidated Balance Sheets

	December 31,	Pro-Forma
	2002	Adjustment	Adjusted

Cash and cash equivalents	$1,511,942	$3,895,000	$5,406,942

Other current assets	1,059,168		1,059,168

Property and equipment, net	802,066		802,066

Other assets	79,944		79,944

Total assets	$3,453,120	$3,895,000	$7,348,120

Current liabilities	$2,521,691		$2,521,691

Capital lease obligations, net of current portion	157,581		157,581

Deferred revenue and other non-current liabilities	101,496		101,496

Stockholders’ equity	672,352	$3,895,000	4,567,352

Total liabilities and stockholders’ equity	$3,453,120	$3,895,000	$7,348,120

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

Outsource Arrangement. John L. McManus, our Vice President Finance and Strategic Planning, and Michael P. McManus, our Controller, are brothers and co-owners of McManus Financial Consultants, Inc. (“MFC”) and McManus & Company, Inc. (“M&C”). Commencing as of November 1, 2002, we have outsourced the administration, accounting and human resources functions to MFC for a monthly fee of $7,000. Also commencing as of November 1, 2002, we have outsourced SEC report preparation and other accounting activities to MFC for a monthly fee of $8,000 per month. From January until June 2002, MFC also performed investor relations activities for us at hourly rates, subject to a minimum annual retainer of $24,000. M&C now performs all investor relations activities for us for a monthly fee of $10,000 per month. During the year ended December 31, 2002, MFC received a total of $82,000 in fees. As a result of these arrangements, Michael P. McManus received no direct compensation from Spectrum for his services as Controller. Both Michael P. McManus and John L. McManus received salaries from MFC that were not related to or determined by revenues from any one particular client of MFC.

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

(a)  3. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as filed on May 7, 1997. (Filed as Exhibit B to the Definitive Proxy Statement dated May 8, 1997, for the Annual Meeting of Shareholders of Spectrum Pharmaceuticals Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

3.1.2	Certificate of Designation of 5% Series A Preferred Stock with Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

3.1.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

3.1.4	Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3, as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

3.1.5	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002 (Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

3.2	Form of Amended and Restated Bylaws of the Registrant (Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4.1	Form of Warrant issued by the Registrant to Sanford Glasky, dated as of December 15, 1997, to purchase up to 16,631 shares of our common stock. (Filed as Exhibit 4.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.2	Warrant issued by the Registrant to Leasing Technologies, Inc., dated as of September 9, 1998. (Filed as Exhibit 4.2 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.3	Registration Rights Agreement dated as of January 29, 1999, by and among the Registrant, Westover Investments L.P. and Montrose Investments Ltd. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

4.4	Form of Warrant issued by the Registrant to Westover Investments L.P. and Montrose Investments Ltd., dated as of January 29, 1999. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

4.5	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of January 29, 1999. (Filed as Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.6	Form of Warrant issued by the Registrant to certain investors, dated as of May 11, 1999, to purchase up to an aggregate of 80,000 shares of our common stock. (Filed as Exhibit 4.6 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.7	Warrant issued by the Registrant to Stradling Yocca Carlson & Rauth, dated as of May 17, 1999. (Filed as Exhibit 4.7 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.8	Form of Representative’s Warrant issued to Joseph Charles & Associates, Inc., dated as of July 26, 1999, to purchase up to 100,000 shares of our common stock. (Filed as Exhibit 4.12 to the Registration Statement on Form S-1, as amended (No. 333-79935), as filed with the Securities and Exchange Commission on July 21, 1999, and incorporated herein by reference.)

4.9	Registration Rights Agreement dated as of November 19, 1999, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.10	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.11	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.12	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.14 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.13	Registration Rights Agreement dated as of February 25, 2000, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.14	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.15	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of February 25, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.16	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.15 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.17	Registration Rights Agreement dated as of April 6, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.18	Class A Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.19	Class A Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.5 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.20	Class B Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.21	Class B Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.22	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.16 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.23	Registration Rights Agreement dated as of April 28, 2000, by and among the Registrant, Royal Canadian Growth Fund and Dlouhy Investments Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.24	Warrant issued by the Registrant to Royal Canadian Growth Fund, dated as of May 1, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.25	Warrant issued by the Registrant to Dlouhy Investments Inc., dated as of May 1, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.26	Registration Rights Agreement dated as of September 21, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.27	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of September 21, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.28	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 21, 2000. (Filed as Exhibit 4.8 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.29	Registration Rights Agreement dated as of September 29, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.12 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.30	Closing Warrant issued by the Registrant to Montrose Investments, Ltd., dated as of September 29, 2000. (Filed as Exhibit 4.13 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.31	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 29, 2000. (Filed as Exhibit 4.14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.32	Form of Warrants issued by the Registrant to Brighton Capital, Ltd., dated between September 18, 2000 and May 18, 2001, to purchase up to an aggregate of 130,473 shares of our common stock. (Filed as Exhibit 4.32 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.33	Rights Agreement, dated as of December 13, 2000, between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

4.34	Registration Rights Agreement dated as of December 18, 2000, by and between the Registrant and Societe Generale. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

4.35	Warrant issued by the Registrant to Societe Generale, dated as of December 18, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

4.36	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of December 18, 2000. (Filed as Exhibit 4.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.37	Warrant issued by the Registrant to CroMedica Global, Inc., dated as of January 25, 2001. (Filed as Exhibit 4.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.38	Warrant issued by the Registrant to IAT ReInsurance Syndicate Ltd., dated as of March 8, 2001. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

4.39	Advisory Agreement dated as of April 11, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to the Registration Statement on Form S-3, as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.40	Amendment to the Advisory Agreement dated as of June 12, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3, as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.41	Amendment to the Advisory Agreement, dated as of October 19, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.42	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of May 18, 2001. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

Exhibit No.	Description

4.43	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of May 18, 2001. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.44	Form of Warrant issued by the Registrant to Gruntal & Co., L.L.C., dated as of August 10, 2001, to purchase up to 125,000 shares of our common stock. (Filed as Exhibit 4.44 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.45	Form of Warrants issued by the Registrant to Cantor Fitzgerald & Co, dated as of December 6, 2001 and December 13, 2001, to purchase up to an aggregate of 132,139 shares of our common stock. (Filed as Exhibit A to Schedule 1 to Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.46	Warrant issued by the Registrant to Jefferies & Company, Inc., dated as of December 13, 2001. (Filed as Exhibit 4.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.47	Form of Warrant issued by the Registrant to certain purchasers, dated as of March 13, 2002 and March 15, 2002, to purchase up to an aggregate of 795,000 shares of our common stock. (Filed as Exhibit 4.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.48	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 5, 2002, to purchase up to an aggregate of 200,000 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

4.49	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 7, 2002, to purchase up to an aggregate of 593,548 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

4.50	Warrant Repurchase Agreement by and between the Registrant and BNC Bach International, Ltd., dated as of July 31, 2002, to repurchase an aggregate of 400,000 shares of our common stock. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4.51	Form of Warrant issued by the Registrant to five purchasers, dated as of November 21, 2002, to purchase up to an aggregate of 107,870 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.)

4.52	Form of Warrant issued by the Registrant to certain purchasers, dated as of December 13, 2002, to purchase up to an aggregate of 65,550 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2002, and incorporated herein by reference.)

4.53	Warrant issued by Registrant to Oppenheimer, Wolff and Donnelly, LLP, dated as of January 1, 2003 (copy Filed as Exhibit 4.4 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)

Exhibit No.	Description

4.54	Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)

10.1 *	1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.2 *	Agreement dated as of June 6, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.7 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.3 *	Agreement dated as of June 30, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.8 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.4 *	Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.5	Industrial Lease Agreement dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to the Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.6 *	Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.8 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.7	Master Lease Agreement dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.16 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.8	Amendment No. 1 to Master Lease Agreement dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.17 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.9	Equipment Schedule No. S-01 dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.18 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.10	Addendum to Equipment Schedule No. SG-01 dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.19 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.11	Stock Purchase Agreement dated as of January 31, 2001, by and between the Registrant and Amro International S.A. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2001, and incorporated herein by reference.)

Exhibit No.	Description

10.12	Securities Purchase Agreement dated as of March 8, 2001, by and between the Registrant and IAT ReInsurance Syndicate Ltd. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

10.13	Letter Agreement dated as of April 17, 2001, by and between the Registrant, Montrose Investments Ltd., Strong River Investments, Inc. and HBK Master Fund L.P. (Filed as Exhibit 10.20 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.14	Securities Purchase Agreement dated as of April 20, 2001, by and between the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.63 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.15 *	Employee Stock Purchase Plan. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-54246), and incorporated herein by reference.)

10.16 *	Amendment 2001-1 to the Employee Stock Purchase Plan effective as of June 21, 2001. (Filed as Exhibit 10.22 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.17 *	Executive Employment Agreement for Rajesh C. Shrotriya, M.D., dated as of December 1, 2000. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.18	Securities Purchase Agreement dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.19	Letter Agreement dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.20	License Agreement dated as of June 29, 2001, by and between the Registrant and NDDO Research Foundation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.21	Letter Agreement dated as of August 10, 2001, by and between the Registrant and Gruntal & Co., L.L.C. (Filed as Exhibit 10.39 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.22	Stock Purchase Agreement dated as of August 13, 2001, by and among the Registrant, NeoGene Technologies, Inc., Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2001, and incorporated herein by reference.)

10.23	Stock Purchase Agreement dated as of August 14, 2001, by and between the Registrant and Summit Capital Management L.L.C. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2001, and incorporated herein by reference.)

Exhibit No.	Description

10.24	License Agreement dated as of August 28, 2001, by and between the Registrant and Johnson Matthey plc. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.25	Stock Purchase and Settlement Agreement and Release dated as of September 19, 2001, by and among the Registrant, NeoGene Technologies, Inc. and Societe Generale. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2001, and incorporated herein by reference.)

10.26	License Agreement dated as of October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.27	Letter Agreement dated as of November 19, 2001, by and between the Registrant and Ladenburg Thalmann & Co., Inc. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 11, 2001, and incorporated herein by reference.)

10.28	Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of December 10, 2001, for the purchase of an aggregate of 519,480 shares of our common stock. (Filed as Exhibit 10.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.29	Letter Agreement dated as of March 11, 2002, by and between the Registrant and Brighton Capital, Ltd. (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.30	Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of March 12, 2002 and March 15, 2002, for the purchase of an aggregate of 3,100,000 shares of our common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.31	Drug Pfinder Agreement dated as of March 15, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and incorporated herein by reference.)

10.32	Drug Pfinder Agreement dated as of November 8, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and incorporated herein by reference.)

10.33	Securities Purchase Agreement by and between the Registrant and an institutional investor, dated as of June 5, 2002, for the purchase of an aggregate of 800,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

10.34	Form of Securities Purchase Agreement by and between the Registrant and institutional investors, dated as of June 7, 2002, for the purchase of an aggregate of 5,935,483 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

Exhibit No.	Description

10.35	Form of Stock Purchase Agreement by and between the Registrant and four institutional investors, dated as of July 8, 2002, for the purchase of an aggregate of 6,470,588 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2002, and incorporated herein by reference.)

10.36	Mutual Rescission Agreement by and between the Registrant and Stonestreet Limited Partnership dated as of July 25, 2002, to rescind the purchase of 400,000 shares of our common stock. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.37	Additional Collateral Rider by and between the Registrant and General Electric Capital Corporation dated as of September 22, 2002. (Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.38	Settlement Agreement and Release by and between the Registrant and Merck Eprova AG dated as of September 30, 2002. (Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.39	First Amendment to License Agreement Dated August 28, 2001 by and between the Registrant and Johnson Matthey PLC dated as of September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.40	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG dated as of September 30, 2002. (Filed as Exhibit 10.9 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.41	Form of Settlement Agreement and Release by and between the Registrant and certain vendors for the issuance of an aggregate of 356,956 shares of our common stock to settle $628,190.09 in vendor payables. (Filed as Exhibit 4.1 to Form 8-K, as Filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference).

10.42	Settlement Agreement and Release by and between the Registrant and Symbion Research International, Inc. dated as of October 22, 2002. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference).

10.43	Form of Securities Purchase Agreement by and between the Registrant and five investors, dated as of November 21, 2002, for the purchase of an aggregate of 469,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002 and incorporated herein by reference.)

10.44	Form of Securities Purchase Agreement by and between the Registrant and three investors, dated as of December 13, 2002, for the purchase of an aggregate of 285,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.)

Exhibit No.	Description

10.45	Settlement Agreement and Release by and between the Registrant and Oppenheimer, Wolff and Donnelly, LLP dated as of November 22, 2002. (Filed as Exhibit 4.3 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.46	Form of Securities Purchase Agreement by and between the Registrant and three institutional investors, dated as of January 16, 2003, for the purchase of an aggregate of 222,223 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.47	Successor Party Agreement by and between the Registrant, Pfizer inc. and the Regents of the University of California, dated February 19, 2003 (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2003 and incorporated herein by reference.)

10.48	Letter of Agreement by and between the Registrant and Lekar Pharma Limited, dated as of February 3, 2003, for an investment of $1 million in the Registrant’s common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2003 and incorporated herein by reference.)

21 +	Subsidiaries of Registrant.

23.1 +	Consent of Kelly & Company.

23.2 +	Information Regarding Consent of Arthur Anderson LLP.

99.1 +	Section 906 Certification of Chief Executive Officer

99.2 +	Section 906 Certification of Vice President Finance and Strategic Planning

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

(b)  Reports on Form 8-K.

1.	We filed a Report on Form 8-K on October 1, 2002 to report a press release issued on October 1, 2002, which announced that we have signed an agreement with GPC Biotech AG to co-develop one of its anti-cancer drugs, satraplatin.

2.	We filed a Report on Form 8-K on November 21, 2002 to report a press release issued on November 21, 2002, which announced that we issued 356,956 shares of our common stock in a private placement to settle $628,190.09 in vendor payables.

3.	We filed a Report on Form 8-K on November 26, 2002 to report a press release issued on November 22, 2002, which announced the completion of an offering of 469,000 shares of our common stock at a negotiated purchase price per share of $2.00 and warrants to purchase up to 107,870 shares of our common stock at an exercise price per share of $3.00 to five investors for aggregate consideration of $938,000. The shares and warrants were issued pursuant to an effective shelf registration statement on Form S-3, file number 333-53108.

4.	We furnished a Report on Form 8-K on December 19, 2002 to report on a conference call on December 11, 2002, to discuss and answer questions regarding our recently announced name change to Spectrum Pharmaceuticals, Inc., recent financings and strategic plans and objectives going forward. The Report on Form 8-K includes an unofficial transcript of the conference call.

5.	We filed a Report on Form 8-K on December 23, 2002 to report that on December 23, 2002, we determined to dismiss our independent auditors, Ernst & Young LLP, and to engage the services of Kelly & Company as our new independent auditors.

6.	We filed a Report on Form 8-K on December 23, 2002 to report a press release issued on December 19, 2002, which announced the completion of an offering of 285,000 shares of our common stock at a negotiated purchase price per share of $2.10 and warrants to purchase up to 65,550 shares of our common stock at an exercise price per share of $3.10 to three investors for aggregate consideration of $598,500. The shares and warrants were issued pursuant to an effective shelf registration statement on Form S-3, file number 333-53108.

7.	We filed a Report on Form 8-K on January 2, 2003 in order to show compliance with The Nasdaq Stock Market, Inc. requirements that we maintain a minimum stockholders’ equity of $2.5 million for continued listing on the Nasdaq SmallCap Market.

8.	We filed a Report on Form 8-K on January 17, 2003 to report the completion of our January 16, 2003 offering of 222,223 shares of our common stock at a negotiated purchase price per share of $2.25 and warrants to purchase up to 55,555 shares of our common stock at an exercise price per share of $3.25 to three institutional investors for aggregate consideration of $500,001.75. The shares and warrants were issued pursuant to an effective shelf registration statement on Form S-3, file number 333-53108.

9.	We filed a Report on Form 8-K on April 10, 2003 to report a press release issued on April 8, 2003, which announced that Nasdaq has notified the Company that it is not in compliance with Nasdaq’s minimum stockholders’ equity requirement set forth in Marketplace Rule 4310(c)(2)(B).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number Two to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 13, 2003	By:	/s/ Rajesh C. Shrotriya
Rajesh C. Shrotriya, M.D. Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rajesh C. Shrotriya Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer President and Director (Principal Executive Officer)	May 13, 2003

/s/ John L. McManus John L. McManus	Vice President Finance and Strategic Planning (Principal Financial Officer)	May 13, 2003

/s/ Michael P. McManus Michael P. McManus	Controller (Principal Accounting Officer)	May 13, 2003

/s/ Mark J. Glasky Mark J. Glasky	Director	May 13, 2003

/s/ Eric L. Nelson Eric L. Nelson, Ph.D.	Director	May 13, 2003

/s/ Carol O’Cleireacain Carol O’Cleireacain, Ph.D.	Director	May 13, 2003

/s/ Paul H. Silverman Paul H. Silverman Ph.D., D.Sc	Director	May 13, 2003

/s/ Julius A. Vida Julius A. Vida, Ph.D.	Director	May 13, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Rajesh C. Shrotriya, certify that:

1.     I have reviewed this amendment number two to the annual report on Form 10-K of Spectrum Pharmaceuticals, Inc.;

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

Date: May 13, 2003

/s/ Rajesh C. Shrotriya

Rajesh C. Shrotriya, M.D. Chairman, Chief Executive Officer and President

CERTIFICATION OF VICE PRESIDENT FINANCE AND STRATEGIC PLANNING

I, John L. McManus, certify that:

1.     I have reviewed this amendment number two to the annual report on Form 10-K of Spectrum Pharmaceuticals, Inc.;

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

Date: May 13, 2003

/s/ John L. McManus

John L. McManus Vice President Finance and Strategic Planning

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as filed on May 7, 1997. (Filed as Exhibit B to the Definitive Proxy Statement dated May 8, 1997, for the Annual Meeting of Shareholders of Spectrum Pharmaceuticals Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

3.1.2	Certificate of Designation of 5% Series A Preferred Stock with Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

3.1.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

3.1.4	Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3, as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

3.1.5	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002 (Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

3.2	Form of Amended and Restated Bylaws of the Registrant (Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4.1	Form of Warrant issued by the Registrant to Sanford Glasky, dated as of December 15, 1997, to purchase up to 16,631 shares of our common stock. (Filed as Exhibit 4.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.2	Warrant issued by the Registrant to Leasing Technologies, Inc., dated as of September 9, 1998. (Filed as Exhibit 4.2 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.3	Registration Rights Agreement dated as of January 29, 1999, by and among the Registrant, Westover Investments L.P. and Montrose Investments Ltd. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

4.4	Form of Warrant issued by the Registrant to Westover Investments L.P. and Montrose Investments Ltd., dated as of January 29, 1999. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

4.5	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of January 29, 1999. (Filed as Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.6	Form of Warrant issued by the Registrant to certain investors, dated as of May 11, 1999, to purchase up to an aggregate of 80,000 shares of our common stock. (Filed as Exhibit 4.6 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.7	Warrant issued by the Registrant to Stradling Yocca Carlson & Rauth, dated as of May 17, 1999. (Filed as Exhibit 4.7 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.8	Form of Representative’s Warrant issued to Joseph Charles & Associates, Inc., dated as of July 26, 1999, to purchase up to 100,000 shares of our common stock. (Filed as Exhibit 4.12 to the Registration Statement on Form S-1, as amended (No. 333-79935), as filed with the Securities and Exchange Commission on July 21, 1999, and incorporated herein by reference.)

4.9	Registration Rights Agreement dated as of November 19, 1999, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.10	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.11	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

4.12	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.14 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.13	Registration Rights Agreement dated as of February 25, 2000, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.14	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.15	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of February 25, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)

4.16	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.15 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.17	Registration Rights Agreement dated as of April 6, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.18	Class A Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.19	Class A Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.5 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.20	Class B Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.21	Class B Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)

4.22	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.16 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)

4.23	Registration Rights Agreement dated as of April 28, 2000, by and among the Registrant, Royal Canadian Growth Fund and Dlouhy Investments Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.24	Warrant issued by the Registrant to Royal Canadian Growth Fund, dated as of May 1, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.25	Warrant issued by the Registrant to Dlouhy Investments Inc., dated as of May 1, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)

4.26	Registration Rights Agreement dated as of September 21, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.27	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of September 21, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.28	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 21, 2000. (Filed as Exhibit 4.8 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.29	Registration Rights Agreement dated as of September 29, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.12 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.30	Closing Warrant issued by the Registrant to Montrose Investments, Ltd., dated as of September 29, 2000. (Filed as Exhibit 4.13 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.31	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 29, 2000. (Filed as Exhibit 4.14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

4.32	Form of Warrants issued by the Registrant to Brighton Capital, Ltd., dated between September 18, 2000 and May 18, 2001, to purchase up to an aggregate of 130,473 shares of our common stock. (Filed as Exhibit 4.32 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.33	Rights Agreement, dated as of December 13, 2000, between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

4.34	Registration Rights Agreement dated as of December 18, 2000, by and between the Registrant and Societe Generale. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

4.35	Warrant issued by the Registrant to Societe Generale, dated as of December 18, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)

4.36	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of December 18, 2000. (Filed as Exhibit 4.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.37	Warrant issued by the Registrant to CroMedica Global, Inc., dated as of January 25, 2001. (Filed as Exhibit 4.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.38	Warrant issued by the Registrant to IAT ReInsurance Syndicate Ltd., dated as of March 8, 2001. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

4.39	Advisory Agreement dated as of April 11, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to the Registration Statement on Form S-3, as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.40	Amendment to the Advisory Agreement dated as of June 12, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3, as amended (No. 333-64444), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

4.41	Amendment to the Advisory Agreement, dated as of October 19, 2001, by and between the Registrant and Cantor Fitzgerald & Co. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.42	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of May 18, 2001. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

Exhibit No.	Description

4.43	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of May 18, 2001. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.44	Form of Warrant issued by the Registrant to Gruntal & Co., L.L.C., dated as of August 10, 2001, to purchase up to 125,000 shares of our common stock. (Filed as Exhibit 4.44 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.45	Form of Warrants issued by the Registrant to Cantor Fitzgerald & Co, dated as of December 6, 2001 and December 13, 2001, to purchase up to an aggregate of 132,139 shares of our common stock. (Filed as Exhibit A to Schedule 1 to Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.46	Warrant issued by the Registrant to Jefferies & Company, Inc., dated as of December 13, 2001. (Filed as Exhibit 4.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.47	Form of Warrant issued by the Registrant to certain purchasers, dated as of March 13, 2002 and March 15, 2002, to purchase up to an aggregate of 795,000 shares of our common stock. (Filed as Exhibit 4.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.48	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 5, 2002, to purchase up to an aggregate of 200,000 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

4.49	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 7, 2002, to purchase up to an aggregate of 593,548 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

4.50	Warrant Repurchase Agreement by and between the Registrant and BNC Bach International, Ltd., dated as of July 31, 2002, to repurchase an aggregate of 400,000 shares of our common stock. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4.51	Form of Warrant issued by the Registrant to five purchasers, dated as of November 21, 2002, to purchase up to an aggregate of 107,870 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.)

4.52	Form of Warrant issued by the Registrant to certain purchasers, dated as of December 13, 2002, to purchase up to an aggregate of 65,550 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2002, and incorporated herein by reference.)

4.53	Warrant issued by Registrant to Oppenheimer, Wolff and Donnelly, LLP, dated as of January 1, 2003 (copy Filed as Exhibit 4.4 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)

Exhibit No.	Description

4.54	Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)

10.1 *	1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.2 *	Agreement dated as of June 6, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.7 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.3 *	Agreement dated as of June 30, 1991, as amended on July 26, 1996, by and between the Registrant and Alvin J. Glasky. (Filed as Exhibit 10.8 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.4 *	Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.5	Industrial Lease Agreement dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to the Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.6 *	Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.8 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.7	Master Lease Agreement dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.16 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.8	Amendment No. 1 to Master Lease Agreement dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.17 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.9	Equipment Schedule No. S-01 dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.18 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.10	Addendum to Equipment Schedule No. SG-01 dated as of September 22, 2000, by and between the Registrant and Comdisco Laboratory and Scientific Group. (Filed as Exhibit 10.19 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.11	Stock Purchase Agreement dated as of January 31, 2001, by and between the Registrant and Amro International S.A. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2001, and incorporated herein by reference.)

Exhibit No.	Description

10.12	Securities Purchase Agreement dated as of March 8, 2001, by and between the Registrant and IAT ReInsurance Syndicate Ltd. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)

10.13	Letter Agreement dated as of April 17, 2001, by and between the Registrant, Montrose Investments Ltd., Strong River Investments, Inc. and HBK Master Fund L.P. (Filed as Exhibit 10.20 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.14	Securities Purchase Agreement dated as of April 20, 2001, by and between the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.63 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.15 *	Employee Stock Purchase Plan. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-54246), and incorporated herein by reference.)

10.16 *	Amendment 2001-1 to the Employee Stock Purchase Plan effective as of June 21, 2001. (Filed as Exhibit 10.22 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10.17 *	Executive Employment Agreement for Rajesh C. Shrotriya, M.D., dated as of December 1, 2000. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.18	Securities Purchase Agreement dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.19	Letter Agreement dated as of May 17, 2001, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

10.20	License Agreement dated as of June 29, 2001, by and between the Registrant and NDDO Research Foundation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.21	Letter Agreement dated as of August 10, 2001, by and between the Registrant and Gruntal & Co., L.L.C. (Filed as Exhibit 10.39 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.22	Stock Purchase Agreement dated as of August 13, 2001, by and among the Registrant, NeoGene Technologies, Inc., Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 27, 2001, and incorporated herein by reference.)

10.23	Stock Purchase Agreement dated as of August 14, 2001, by and between the Registrant and Summit Capital Management L.L.C. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2001, and incorporated herein by reference.)

Exhibit No.	Description

10.24	License Agreement dated as of August 28, 2001, by and between the Registrant and Johnson Matthey plc. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.25	Stock Purchase and Settlement Agreement and Release dated as of September 19, 2001, by and among the Registrant, NeoGene Technologies, Inc. and Societe Generale. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2001, and incorporated herein by reference.)

10.26	License Agreement dated as of October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.27	Letter Agreement dated as of November 19, 2001, by and between the Registrant and Ladenburg Thalmann & Co., Inc. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 11, 2001, and incorporated herein by reference.)

10.28	Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of December 10, 2001, for the purchase of an aggregate of 519,480 shares of our common stock. (Filed as Exhibit 10.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.29	Letter Agreement dated as of March 11, 2002, by and between the Registrant and Brighton Capital, Ltd. (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.30	Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of March 12, 2002 and March 15, 2002, for the purchase of an aggregate of 3,100,000 shares of our common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.31	Drug Pfinder Agreement dated as of March 15, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and incorporated herein by reference.)

10.32	Drug Pfinder Agreement dated as of November 8, 2001, by and between NeoGene Technologies, Inc. and Pfizer Inc. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, and incorporated herein by reference.)

10.33	Securities Purchase Agreement by and between the Registrant and an institutional investor, dated as of June 5, 2002, for the purchase of an aggregate of 800,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

10.34	Form of Securities Purchase Agreement by and between the Registrant and institutional investors, dated as of June 7, 2002, for the purchase of an aggregate of 5,935,483 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

Exhibit No.	Description

10.35	Form of Stock Purchase Agreement by and between the Registrant and four institutional investors, dated as of July 8, 2002, for the purchase of an aggregate of 6,470,588 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2002, and incorporated herein by reference.)

10.36	Mutual Rescission Agreement by and between the Registrant and Stonestreet Limited Partnership dated as of July 25, 2002, to rescind the purchase of 400,000 shares of our common stock. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.37	Additional Collateral Rider by and between the Registrant and General Electric Capital Corporation dated as of September 22, 2002. (Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.38	Settlement Agreement and Release by and between the Registrant and Merck Eprova AG dated as of September 30, 2002. (Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.39	First Amendment to License Agreement Dated August 28, 2001 by and between the Registrant and Johnson Matthey PLC dated as of September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.40	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG dated as of September 30, 2002. (Filed as Exhibit 10.9 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.41	Form of Settlement Agreement and Release by and between the Registrant and certain vendors for the issuance of an aggregate of 356,956 shares of our common stock to settle $628,190.09 in vendor payables. (Filed as Exhibit 4.1 to Form 8-K, as Filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference).

10.42	Settlement Agreement and Release by and between the Registrant and Symbion Research International, Inc. dated as of October 22, 2002. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference).

10.43	Form of Securities Purchase Agreement by and between the Registrant and five investors, dated as of November 21, 2002, for the purchase of an aggregate of 469,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002 and incorporated herein by reference.)

10.44	Form of Securities Purchase Agreement by and between the Registrant and three investors, dated as of December 13, 2002, for the purchase of an aggregate of 285,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.)

Exhibit No.	Description

10.45	Settlement Agreement and Release by and between the Registrant and Oppenheimer, Wolff and Donnelly, LLP dated as of November 22, 2002. (Filed as Exhibit 4.3 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.46	Form of Securities Purchase Agreement by and between the Registrant and three institutional investors, dated as of January 16, 2003, for the purchase of an aggregate of 222,223 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.47	Successor Party Agreement by and between the Registrant, Pfizer inc. and the Regents of the University of California, dated February 19, 2003 (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2003 and incorporated herein by reference.)

10.48	Letter of Agreement by and between the Registrant and Lekar Pharma Limited, dated as of February 3, 2003, for an investment of $1 million in the Registrant’s common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2003 and incorporated herein by reference.)

21 +	Subsidiaries of Registrant.

23.1 +	Consent of Kelly & Company.

23.2 +	Information Regarding Consent of Arthur Anderson LLP.

99.1 +	Section 906 Certification of Chief Executive Officer

99.2 +	Section 906 Certification of Vice President Finance and Strategic Planning

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith