Form 10-Q
period 2003-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2003-05-14
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [X]	No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at May 9, 2003

Common Stock, $.001 par value	3,108,100

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q

For the Three-Month Period Ended March 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Statement Regarding Financial Information

     The condensed consolidated financial statements of Spectrum Pharmaceuticals, Inc. (the “Company”) included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Amendment Number Two to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$576,509	$1,511,942
Marketable securities and short-term investments	66,268	66,396
Other receivables	87,928	203,558
Property and equipment, held for sale	604,810	619,000
Prepaid expenses and refundable deposits	107,554	170,214

Total current assets	1,443,069	2,571,110

Property and Equipment, at cost:
Equipment	1,173,137	1,177,828
Leasehold improvements	509,032	509,032
Accumulated depreciation and amortization	(964,082)	(884,794)

Property and equipment, net	718,087	802,066

Other Assets – deposits	79,944	79,944

Total assets	$2,241,100	$3,453,120

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$2,167,153	$2,013,247
Accrued payroll and related taxes	126,497	201,847
Current portion of capital lease obligations	272,454	306,597

Total current liabilities	2,566,104	2,521,691

Capital lease obligations, net of current portion	104,667	157,581
Other non-current liabilities	121,951	101,496
Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:
None issued or outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 2,948,241 and 2,726,019 shares at March 31, 2003 and December 31, 2002, respectively	2,948	2,726
Additional paid-in capital	144,295,691	143,831,315
Deferred compensation	(47,361)	(55,730)
Accumulated other comprehensive income	5,334	5,724
Accumulated deficit	(144,808,234)	(143,111,683)

Total stockholders’ equity (deficit)	(551,622)	672,352

Total liabilities and stockholders’ equity (deficit)	$2,241,100	$3,453,120

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Revenues	$—	$20,001

Operating expenses:
Research and development	852,784	4,924,123
General and administrative	845,258	1,478,511

Total operating expenses	1,698,042	6,402,634

Loss from operations	(1,698,042)	(6,382,633)

Other income, net	1,490	77,169

Net loss	$(1,696,552)	$(6,305,464)

Basic and diluted net loss per share	$(0.58)	$(6.50)

Basic and diluted weighted average common shares outstanding	2,908,735	970,071

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Cash Flows From Operating Activities:
Net loss	$(1,696,552)	$(6,305,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,555	244,974
Amortization of employee stock option compensation	6,975	191,756
Gain on sale of assets	(14,850)	—
Changes in operating assets and liabilities:
Decrease in other receivables, prepaid expenses and refundable deposits	178,290	361,238
Increase (decrease) in accounts payable and accrued expenses	153,907	(1,071,650)
Increase (decrease) in accrued payroll and related taxes	(75,350)	32,852
Increase (decrease) in other non-current liabilities	20,456	(31,551)

Net cash used in operating activities	(1,346,569)	(6,577,845)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(45,840)
Redemption of marketable securities and short-term investments, net	—	6,090,422
Increase (decrease) in other assets	3,162	(3,001)
Proceeds from sale of equipment	29,040	—

Net cash provided by investing activities	32,202	6,041,581
Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	466,992	5,826,537
Payments made on capital lease obligations	(87,058)	(407,290)
Repurchase of common stock of a subsidiary	(1,000)	—

Net cash provided by financing activities	378,934	5,419,247

Net increase in cash and cash equivalents	(935,433)	4,882,983
Cash and cash equivalents, beginning of period	1,511,942	749,213

Cash and cash equivalents, end of period	$576,509	$5,632,196

Supplemental Cash Flow Information:
Interest paid	$377	$18,430

Income taxes paid	$300	$—

Schedule of Non-Cash Investing and Financing Activities:
Unrealized (gain) loss on marketable securities	$390	$137,429

Expiration of stock options	$1,394	$—

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31,2003
(Unaudited)

1.	Organization and Business and Basis of Presentation, Liquidity and Going Concern

Organization and Business

Organization

     We incorporated Spectrum Pharmaceuticals, Inc. (“Spectrum”) in Colorado as Americus Funding Corporation (“AFC”) in December 1987. In August 1996, we changed AFC’s name to NeoTherapeutics, Inc. and in June 1997, we reincorporated NeoTherapeutics, Inc. in the state of Delaware. In December 2002, NeoTherapeutics, Inc. changed its name to Spectrum Pharmaceuticals, Inc. We had three subsidiaries as of March 31, 2003: NeoTherapeutics GmbH, wholly owned, incorporated in Switzerland in April 1997 (or NeoGmbH); NeoGene Technologies, Inc., 88.4% owned, incorporated in California in October 1999 (or NeoGene); and NeoJB LLC, 80% owned by Spectrum and organized in California in April 2002. We dissolved two subsidiaries, NeoTravel, Inc., in December 2002 and NeoOncoRx, Inc. in February 2003. We merged a previously wholly owned subsidiary, Advanced ImmunoTherapeutics, Inc., into Spectrum Pharmaceuticals, Inc. in 2001. The accompanying consolidated financial statements include the operating results of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Unless the context otherwise requires, all references to the “Company”, “we”, “our”, “us” and “Spectrum” refer to all of the companies above as a consolidated entity.

Business

     We are a pharmaceutical company engaged in (1) the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, (2) the development and marketing of generic drugs in the United States and (3) the out-licensing of our neurology drug candidates to strategic partners.

Basis of Presentation, Liquidity and Going Concern

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain quarterly amounts have been reclassified to conform to the current period presentation. All share and per share information has been restated to affect for the 25-for-1 reverse split of our outstanding common stock approved on September 5, 2002 and executed on September 6, 2002.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

March 31,2003
(Unaudited)

Liquidity

     On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the out-licensing of our neurology drug candidates to strategic partners. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our expense burn rate fell from approximately $7 million per quarter to approximately $1.7 million during the three-month period ended March 31, 2003, and we expect it to continue to fall to approximately $1.5 million, or lower, per quarter beginning in the second quarter of 2003. The recent and the prospective reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies (one of our neurology drug candidates), a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business.

     During the three-month period ended March 31, 2003, we sold 222,223 shares of our common stock for net cash proceeds of approximately $467,000 and issued warrants to purchase 55,555 shares of our common stock at an exercise price of $3.25 per share. Subsequent to March 31, 2003, we received gross cash proceeds from the issuance of shares of our convertible preferred stock of $4.4 million (for further information see Note 10 – Subsequent Events).

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, Spectrum could receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million received upon signing and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, Spectrum will be entitled to receive royalty payments based upon net sales.

     Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders’ equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. As of March 31, 2003, we were not in compliance with this standard and have received a notice indicating that our securities are subject to delisting. The Company has requested and been granted a hearing before a Nasdaq Listing Qualifications Panel to review the delisting notice. As a result of the issuance of the convertible preferred stock, we believe we have regained compliance with this standard. There is no assurance that the Panel will grant the Company’s request for continued listing and that we will be able to maintain compliance with any of the continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market. Please see “Risk Factors” under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for alternatives should our common stock be delisted.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the three-month period ended March 31, 2003, we incurred a loss of approximately $1.7 million.

2.	Joint Venture

     On April 17, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals Ltd. of Mumbai, India (JBCPL) and created a new entity, NeoJB LLC, a Delaware limited liability company (NeoJB). Spectrum owns 80% of NeoJB and a JBCPL subsidiary owns 20% of NeoJB. NeoJB’s business operations include seeking U.S. regulatory approval of JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses. In conjunction with the formation of NeoJB, we granted a five-year warrant to JBCPL to purchase up to 4,000 shares of our common stock at an exercise price of $11.25 per share, equal to the market price of our common stock on the date of grant. The fair value of the warrant was estimated to be $38,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2003
(Unaudited)

3.	Co-Development and License Agreement with GPC Biotech AG

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, Spectrum could receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million received upon signing and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, Spectrum will be entitled to receive royalty payments based upon net sales. In accordance with our revenue recognition policy the initial payment of $2 million was recognized as revenue as the Company has satisfied its commitments under the license agreement.

4.	Commitments and Contingencies

Research and Fellowship Grants

     We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During 2002, we terminated all research and fellowship grants and at December 31, 2002 and March 31, 2003, we had no commitments to pay any research or fellowship grants. Grant expense for the three-month periods ended March 31, 2003 and 2002, were approximately zero and $139,000, respectively, and is included in research and development on the consolidated statement of operations.

Debt and Capital Leases

     Beginning in the second quarter of 2002, we were not in compliance with one of our debt covenants under our Master Note and Security Agreement secured by certain items of our lab equipment and computer software. An event of default had occurred because we had not maintained the required minimum balance of cash or equivalents. During the three-months ended September 30, 2002, we executed a modification of the lease providing the leaseholder a security interest in the property and equipment and accounts of the Company and in return, the leaseholder waived its rights to any remedies or actions due to the default.

Other

     On September 30, 2002, the Company entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the agreement, we became obligated to maintain certain contractual obligations related to an underlying license agreement for satraplatin.

5.	Stockholders’ Equity

Common Stock and Warrant transactions

     On January 16, 2003, we sold 222,223 shares of our common stock at $2.25 per share for gross cash proceeds of $500,000 under our shelf registration statement. Included in this transaction was the issuance of warrants to purchase up to 55,555 shares of our common stock at an exercise price of $3.25 per share. The fair value of the warrants were estimated to be $83,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 89.9% risk free interest rate of 2.8%; and an expected life of five years. Offering costs of this transaction were approximately $35,000.

     On February 3, 2003, we entered into an agreement with a strategic investor who has agreed to invest $1 million in Spectrum to support the Company’s emerging generic drug business. The investment will be subject to the achievement of two milestones, both of which relate to the first Abbreviated New Drug Application (ANDA) filed by Spectrum with the U.S. Food and Drug Administration

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

March 31,2003
(Unaudited)

(FDA) in January 2003. The investor will purchase $250,000 of unregistered shares of our common stock upon acceptance by the FDA of the ANDA. The investor will purchase an additional $750,000 of unregistered shares of our common stock upon approval of this ANDA by the FDA. The purchase prices in the transactions will be at the closing price of our common stock on the day prior to acceptance and approval, respectively.

Comprehensive Loss

     During the three-month periods ended March 31, 2003 and 2002, comprehensive loss was $1,696,942 and $6,442,893, respectively. For the three-month periods ended March 31, 2003 and 2002, other comprehensive loss of $390 and $137,429 consisted of unrealized gains and losses on our marketable securities and short-term investments that are held as available-for-sale.

6.	Equity Compensation

     Below is a summary of Spectrum stock option activity during the three-month period ended March 31, 2003:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	601,799	$37.27
Granted	135,000	$1.99
Forfeited	(18,872)	$9.93

Outstanding at March 31, 2003	717,927	$31.35

Exercisable at March 31, 2003	202,721	$96.94

     Included in the granted options are options to purchase an aggregate of 135,000 shares at an exercise price of $1.99 per share granted to employees on March 28, 2003. These grants were made subject to stockholder approval of an increase in the number of shares subject to our 1997 Stock Incentive Plan. The Company also granted options to purchase an aggregate of 374,000 shares of our common stock during 2002, which were made subject to stockholder approval of an increase in the number of shares of our common stock subject to our 1997 Stock Incentive Plan. Upon stockholder approval, the options will be considered granted for accounting purposes and therefore may result in the recognition of deferred compensation, which would be amortized over the vesting period of the options. An increase in the number of shares of our common stock subject to our 1997 Stock Incentive Plan will be proposed at our next stockholder meeting.

     We granted 54,080 stock options to employees in 2000 with exercise prices less than the fair market value of our common stock at the measurement date. The intrinsic value of the option grants amounting to $959,850 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the three-month periods ended March 31, 2003 and 2002, we recorded compensation expense of $7,000 and $42,311, respectively, as a result of such amortization.

     We account for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss for options granted under those plans that have an exercise price equal to the market value of the underlying common stock on the date of grant. We recognize expense related to options granted that have an exercise price that is below the market price of the underlying stock at the time of grant and for options issued to non-employees. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the three-months ended March 31, 2003 and 2002.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

March 31,2003
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Net loss, as reported	(1,696,552)	(6,305,464)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(615,212)	(1,041,678)

Pro forma net loss	$(2,311,764)	$(7,347,142)
Loss per share:
Basic and diluted – as reported	$(0.58)	$(6.50)
Basic and diluted – pro forma	$(0.79)	$(7.57)

7.	Loss Per Share

     Basic and diluted loss per share for the three-month period ended March 31, 2003 and 2002 are computed using the weighted average common shares outstanding during the period, respectively.

8.	Litigation

     We are not aware of any litigation matters pending or threatened as of March 31, 2003 that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

9.	Income Taxes

     We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. A valuation allowance has been recognized to fully offset the net deferred tax assets as of March 31, 2003 and December 31, 2002 as realization of such assets is uncertain.

10.	Subsequent Events

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

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

March 31,2003
(Unaudited)

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

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(formerly NeoTherapeutics, Inc.)
Pro-forma Condensed Consolidated Balance Sheets

	March 31,	Pro-Forma
	2003	Adjustment	Adjusted

Cash and cash equivalents	$576,509	$3,895,000	$4,471,509
Other current assets	866,560		866,560
Property and equipment, net	718,087		718,087
Other assets	79,944		79,944

Total assets	$2,241,100	$3,895,000	$6,136,100

Current liabilities	$2,566,104		$2,566,104
Capital lease obligations, net of current portion	104,667		104,667
Other non-current liabilities	121,951		121,951
Stockholders’ equity	(551,622)	$3,895,000	3,343,378

Total liabilities and stockholders’ equity	$2,241,100	$3,895,000	$6,136,100

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

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

Critical Accounting Polices and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including cash requirements resulting from estimating: planned research and development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our product candidates and other major business assumptions.

     We believe that our most significant accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are as follows:

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain quarterly amounts have been reclassified to conform to the current period presentation. All share and per share information has been restated to affect for the 25-for-1 reverse split of our outstanding common stock that was approved on September 5, 2002 and was effective on September 6, 2002.

Liquidity

     On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the out-licensing of our neurology drug candidates to strategic partners. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our expense burn rate fell from approximately $7 million per quarter to approximately $1.7 million during the three-month period ended March 31, 2003, and we expect it to continue to fall to approximately $1.5 million, or lower, per quarter beginning in the second quarter of 2003. The recent and the prospective reduction in the burn rate is principally due to

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies, a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business.

     During the three-month period ended March 31, 2003, we sold 222,223 shares of our common stock for net cash proceeds of approximately $467,000 and issued warrants to purchase 55,555 shares of our common stock at an exercise price of $3.25 per share. Subsequent to March 31, 2003, we received gross cash proceeds from the issuance of shares of our convertible preferred stock of $4.4 million (for further information see Note 10 – Subsequent Events).

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, Spectrum could receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million received upon signing and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, Spectrum will be entitled to receive royalty payments based upon net sales.

     Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. As of March 31, 2003, we were not in compliance with this standard and as a result we received a notice indicating that our securities are subject to delisting. The Company has requested and been granted a hearing before a Nasdaq Listing Qualifications Panel to review the delisting notice. As a result of the issuance of the convertible preferred stock, we believe we have regained compliance with this standard. There is no assurance that the Panel will grant the Company’s request for continued listing and that we will be able to maintain compliance with any of the continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market. Please see “Risk Factors” below for alternatives should our common stock be delisted.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the three-month period ended March 31, 2003, we incurred a loss of approximately $1.7 million.

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

Marketable Securities and Short-Term Investments

     We classify investments in debt securities among three categories: held-to-maturity, trading, and available-for-sale. As of March 31, 2003, all of our debt securities holdings were categorized as available-for-sale. We carry available-for-sale securities at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We use quoted market prices to determine the fair value of these investments. If we believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of an investment, we consider the impairment as other than temporary and would record an impairment loss.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

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

     All share and per share information has been restated to reflect for the 25-for-1 reverse split of our outstanding common stock that was approved by our stockholders on September 5, 2002 and was effective on September 6, 2002.

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

     We have estimated that our current working capital plus funds raised or funds we are seeking to raise subsequent to the three-month period ended March 31, 2003 will be sufficient for us to continue as a going concern and therefore have prepared the financial statements on that basis. That basis includes estimating future cash requirements of planned research and development activities and general and administrative requirements, the retention of key personnel, certain clinical trial results, maintained market need for our product candidates, and other major business assumptions. If these estimates prove to be wrong, we may not be able to continue as a going concern.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

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

     License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. Non-refundable milestone payments continue to be recognized upon the achievement of specified milestones when we have earned the milestone payment, the milestone payment is substantive in nature and the achievement of the milestone was not reasonably assured at the inception of the agreement. We defer payments for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations. Payments for milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

Income Taxes

     We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement bases and tax bases of existing assets and liabilities. We recorded a valuation allowance equal to our net deferred tax asset.

Results of Operations

     For the three-months ended March 31, 2003, we incurred a net loss of approximately $1.7 million. We expect that our operating expenses will decrease in the immediate future as compared to the same period last year due to the shift in our strategic focus and the reduction of the operations during 2002. However, we expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under our agreement with GPC Biotech AG, strategic alliances with larger pharmaceutical companies that we are currently seeking or revenues from generic drug sales. The following is unaudited financial information for the three-months ended March 31, 2003 and 2002:

	Three-Months Ended March 31,

	2003	2002

Licensing revenue	—	20,001
Research and development expenses	852,784	4,924,123
General and administrative expenses	845,258	1,478,511
Other income (expense)	1,490	77,169

     We had no revenues during the three-months ended March 31, 2003. Revenue for the three-months ended March 31, 2002 resulted from amortization of the licensing fee from the technology out-licensing agreements with Pfizer Inc. entered into during the second and fourth quarter of 2001. During the fourth quarter of 2002, we terminated our relationship with UCI and in February 2003 we executed a settlement agreement with UCI transferring all future rights to any milestone payments under these agreements to UCI for the satisfaction of certain accounts payable due to the Regents of the University of California and certain future obligations. As a result of the satisfaction of all future obligations by the Company to Pfizer during 2002, we recognized the remaining deferred revenue balance during fiscal 2002.

     Research and development expenses for the three-months ended March 31, 2003 compared to the same period in 2002 decreased due primarily to the termination of our development efforts for Neotrofin, the elimination of our functional genomics subsidiary and the termination of pre-clinical research activities. During the three-months ended March 31, 2002, clinical trails for Neotrofin in the treatment of patients with Alzheimer’s disease, Parkinson’s disease, spinal cord injury and neuropathy were underway. All of these trials were completed during 2002. Our decision to terminate the development of Neotrofin during 2002 resulted in a decrease in outside clinical research site costs, product manufacturing costs and salary and related benefit costs due to a reduction in research and development personnel. In addition, as part of the restructuring in 2002, we eliminated all activities at our functional genomics activities and only incurred costs in the amount of $67,000 during the three-months ended March 31, 2003 related to two lease agreements entered into in 2001. During the three-months ended March 31, 2002, our functional genomics subsidiary incurred

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

$815,000 in expenses. We also terminated our pre-clinical research activities during the fourth quarter of 2002 resulting in a further decrease in salary and related benefit costs due to a decrease in research personnel and research supplies.

     General and administrative expenses for the three-month period ended March 31, 2003 compared to the same period in 2002 decreased due primarily to a lower level of personnel in 2003 when compared to the same period in 2002, a decrease in business activities in our functional genomics business and a decrease in general business expenses as a result of the restructuring and cost-cutting activities undertaken in 2002.

     Other income for the three-month period ended March 31, 2003 compared to the same period in 2002 decreased due primarily to a decrease in interest income resulting from lower average marketable securities balances and lower interest rates.

Subsequent Events Affecting Future Results

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

Financial Condition

     From inception through March 31, 2003, we financed our operations primarily through sales of securities, borrowings, grants, deferred payment of salaries and other expenses from related parties and payments received from technology out-license agreements.

     At March 31, 2003, we had a net working capital deficit of approximately $1.1 million. Our working capital included cash and cash equivalents of approximately $577,000 and marketable securities and short-term investments of approximately $66,000. In comparison, at December 31, 2002, we had positive net working capital of approximately $50,000, which included cash and cash equivalents of approximately $1.5 million and short-term investments of approximately $66,000. The $1.2 million decrease in net working capital during the three-month period ended March 31, 2003 is attributable primarily to the loss of approximately $1.7 million, less non-cash expenses. Additionally, we used $87,000 to pay capital lease obligations. These uses of working capital were offset by net cash proceeds of approximately $467,000 from the sale of shares of our common stock.

     We devote substantially all of our efforts to research and development. We incurred net losses of approximately $1.7 million during the three month period ended March 31, 2003, and expect to incur substantial losses over the next several years. We have historically funded our operations with funds from public offerings and private placement equity offerings. We will require substantial funds by June 2004, or sooner, in order to continue and complete the research and development activities currently contemplated and to commercialize our proposed products. Our future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of pre-clinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within our control.

     We believe over the long-term, profits from our generic business will help to reduce or possibly eliminate our reliance on the need to raise funds through the sale of our securities.

Contractual and Commercial Obligations

Debt and Capital Leases

     Future installments of debt principal on capital lease obligations are as follows:

Year Ending
December 31:	Amount

2003	$272,000
2004	105,000

$377,000

Facility, Property and Equipment Operating Leases

     Minimum lease requirements for the remainder of the year ending December 31, 2003 and for the years ending December 31, 2004 through 2007 under the property and equipment leases are as follows:

Year Ending
December 31:	Amount

2003	$542,300
2004	424,700
2005	210,700
2006	84,900
2007	—

$1,262,600

Research and Fellowship Grants

     We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During 2002, we terminated all research and fellowship grants and at December 31, 2002 and March 31, 2003, we had no commitments to pay any research or fellowship grants. Grant expense for the three-month periods ended March 31, 2003 and 2002, were approximately zero and $139,000, respectively, and is included in Research and Development on the Consolidated Statement of Operations.

Joint Ventures

     On April 17, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals Ltd. of Mumbai, India (JBCPL) and created a new entity, NeoJB LLC, a Delaware limited liability company (NeoJB). Spectrum owns 80% of NeoJB and a JBCPL subsidiary owns 20% of NeoJB. NeoJB’s business operations include seeking U.S. regulatory approval of JBCPL pharmaceutical products and to subsequently market these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses.

     We are also reviewing other possible joint ventures to promote our strategic focus.

Financial Market Risks

     We are exposed to certain market risks associated with interest rate fluctuations and credit risk on our marketable securities and borrowing arrangements. All investments in marketable securities and borrowing arrangements are entered into for purposes other

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

than trading. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments.

     Our investments during the three-month period ended March 31, 2003 and as of March 31, 2003 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair market value of these investments but do not affect the interest earnings. Because these financial instruments are considered “available for sale,” we record all changes in fair market value in stockholders’ equity as “Accumulated other comprehensive income” until the investment is either sold or matures, at which time the gain or loss, if any, is recognized as a realized gain or loss in the statement of operations. If a 10% change in interest rates were to have occurred on March 31, 2003, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with the credit ratings of corporations whose bonds we have purchased. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of these corporate bonds may significantly decrease. If these companies were to default on their corporate bonds, we may lose part or all of the principal amount of our investment. We believe that we effectively manage this market risk by diversifying our corporate bond investments by purchasing a few bonds of many large, well-known, companies in a variety of industries.

     As of March 31, 2003, we had one investment of approximately $61,000 in WorldCom, Inc. corporate bonds that matures on May 15, 2003. The fair market value of these corporate bonds at March 31, 2003 was approximately $16,000, based on a market quotation. In July 2002, WorldCom, Inc. and its subsidiaries filed a voluntary jointly administered petition under the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the corporate bonds, therefore, we consider the impairment as other than temporary and have recorded a loss for approximately $51,000 in other expense during the three-month period ended June 30, 2002.

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

Risk Factors

     The risk factors described below are not intended to be complete. A more comprehensive list of factors that could affect our future operating results can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, in “Item 1. Description of Business” under the subheading “Risk Factors.” Failure to satisfactorily achieve any of our objectives or avoid any of the below or other risks listed in our Annual Report on Form 10-K would likely have a material adverse effect on our business and results of operations.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the three-month period ended March 31, 2003, we incurred a loss of approximately $1.7 million. We anticipate that our expense rate will be reduced to approximately $1.5 million, or lower, per quarter starting with the second quarter. At March 31, 2003, we had cash, cash equivalents, marketable securities and short-term investments of approximately $643,000. Subsequent to March 31, 2003, we received gross cash proceeds from the issuance of shares of our convertible preferred stock of $4.4 million. Therefore, we will need to raise additional funds by June 2004, or sooner, through public or private financings, including equity financings or through other arrangements, to continue operating our businesses, including out-licensing our technology, to meet our short-term and long-term cash needs. We continue to seek additional sources of financing at the most favorable terms available to us, however, we do not know whether we will be able to secure sufficient new funds to continue our businesses. If we are not able to obtain sufficient funding within the time frame estimated by us, we will have to take other actions that we otherwise would not take, such as selling some or all of our intellectual property rights or further restructuring our operations, or a

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

combination of these activities, including the possibility of a restructuring or liquidation provided for by one of the sections of the United States Bankruptcy Code.

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

     There were 2,948,241 shares of our common stock outstanding as of March 31, 2003. In addition, security holders held options, warrants and other rights as of March 31, 2003 which, if exercised, would obligate us to issue up to an additional 1,263,542 shares of common stock at a weighted average exercise price of $43.51 per share, of which 736,776 shares are subject to options or warrants which are currently exercisable at a weighted average exercise price of $63.50 per share. In addition, on May 7, 2003, we completed a financing resulting in the issuance of 444 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock, which are convertible into a total of 1,889,361 shares of our common stock at a conversion price of $2.35 per share. In addition, the investors received 944,681 warrants to purchase our common stock at an exercise price of $3.00 per share and 944,681 warrants to purchase our common stock at an exercise price of $3.50 per share. A substantial number of those shares, when we issue them upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

     We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our other stockholders. These issuances would also cause our earnings (loss) per share to decrease in future periods. As a result, the market price of our common stock could drop.

     Certain provisions of the Preferred Stock and Warrant Purchase Agreement and Certificate of Designation, Rights and Preferences of the Series D 8% Cumulative Convertible Voting Preferred Stock (“Preferred Stock”) may require us to obtain the approval of the preferred stockholders to (i) amend, alter or repeal any provision of the Charter or Bylaws which may be deemed to adversely affect the terms of the Preferred Stock (ii) offer, sell or designate a security senior to or equal with the Preferred Stock, (iii) sell or issue common stock or securities convertible into or excersiable for shares of our common stock below $2.35 per share, (iv) incur any bank or non-

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

trade indebtedness, (v) grant or make any mortgage or pledge of our property, (vi) merge or consolidate with another entity or sell or dispose of substantially of all our assets or businesses or (vii) take certain other actions which may be deemed to adversely affect the terms of the Preferred Stock. These provisions may make it more difficult for management, the board of directors or stockholders of the Company to take certain corporate actions and could delay, discourage or prevent future financings. These provisions could also limit the price that certain investors might be willing to pay for shares of our common stock.

     Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders’ equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. As of March 31, 2003, we were not in compliance with this standard and have received a notice indicating that our securities are subject to delisting. The Company has requested and been granted a hearing before a Nasdaq Listing Qualifications Panel to review the delisting notice. As a result of the issuance of the shares of our convertible preferred stock, we believe we have regained compliance with this standard. However, there is no assurance that the Panel will grant the Company’s request for continued listing or that we will be able to maintain compliance with any of the continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market.

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

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

     On May 7, 2003, we issued 444 shares of Series D 8% Cumulative Convertible Voting Preferred Stock that have certain liquidation and dividend preferences over our common stock and Series B Junior Participating Preferred Stock holders. For more information, please see the Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information (not previously reported in a Form 8-K)

None

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.	Description

4.1	Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.1 +	Limited Liability Agreement of NeoJB LLC, a Delaware limited liability company effective as of April 17, 2002

10.2 +	Supply Agreement dated April 16, 2002 by and between J.B. Chemicals & Pharmaceuticals Ltd. and NeoJB LLC

10.3 +	Management Agreement dated April 16, 2002 by and between NeoTherapeutics, Inc., NeoJB LLC

10.4	Form of Securities Purchase Agreement by and between the Registrant and three investors, dated as of January 16, 2003, for the purchase of an aggregate of 222,223 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

99.1 +	Section 906 Certification of Chief Executive Officer

99.2 +	Section 906 Certification of Vice President Finance and Strategic Planning

+ Filed herewith

(b)      Reports on Form 8-K

1.	We filed a Report on Form 8-K on January 2, 2003 with financial statements and accompanying notes thereto for the two-month and eleven-month period ended November 30, 2002, in order to show compliance with The Nasdaq Stock Market, Inc. requirements that we maintain a minimum stockholders’ equity of $2.5 million for continued listing on the Nasdaq SmallCap Market.

2.	We filed a Report on Form 8-K on January 17, 2003 to report the completion of our January 16, 2003 offering of 222,223 shares of our common stock at a negotiated purchase price per share of $2.25 and warrants to purchase up to 55,555 shares of our common stock at an exercise price per share of $3.25 to three institutional investors for aggregate consideration of $500,001.75. The shares and warrants were issued pursuant to an effective shelf registration statement on Form S-3, file number 333-53108.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: May 14, 2003	By:	/s/ John L. McManus

John L. McManus, Vice President Finance and
Strategic Planning
(Authorized Signatory and Principal Financial Officer)

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Rajesh C. Shrotriya, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Spectrum Pharmaceuticals, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 14, 2003
/s/ Rajesh C. Shrotriya Rajesh C. Shrotriya, M.D. Chairman, Chief Executive Officer and President

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

CERTIFICATION OF VICE PRESIDENT FINANCE AND STRATEGIC PLANNING

I, John McManus, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Spectrum Pharmaceuticals, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 14, 2003
/s/ John L. McManus John L. McManus Vice President Finance and Strategic Planning

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

Exhibit Index:

Exhibit No.	Description

4.1	Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

10.1 +	Limited Liability Agreement of NeoJB LLC, a Delaware limited liability company effective as of April 17, 2002

10.2 +	Supply Agreement dated April 16, 2002 by and between J.B. Chemicals & Pharmaceuticals Ltd. and NeoJB LLC

10.3 +	Management Agreement dated April 16, 2002 by and between NeoTherapeutics, Inc., NeoJB LLC

10.4	Form of Securities Purchase Agreement by and between the Registrant and three investors, dated as of January 16, 2003, for the purchase of an aggregate of 222,223 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)

99.1 +	Section 906 Certification of Chief Executive Officer

99.2 +	Section 906 Certification of Vice President Finance and Strategic Planning

    + Filed herewith