Form 10-Q
period 2003-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2003-08-14
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Yes [X]	No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 13, 2003

Common Stock, $.001 par value	4,094,476

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q

For the Three-Month Period Ended June 30, 2003

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

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$4,269,413	$1,511,942
Marketable securities and short-term investments	18,000	66,396
Other receivables	31,132	203,558
Property and equipment, held for sale	339,455	619,000
Prepaid expenses and inventory	320,091	170,214

Total current assets	4,978,091	2,571,110
Property and Equipment, at cost:
Equipment	1,173,596	1,177,828
Leasehold improvements	509,032	509,032
Accumulated depreciation and amortization	(1,019,092)	(884,794)

Property and equipment, net	663,536	802,066
Other Assets – deposits	112,163	79,944

Total assets	$5,753,790	$3,453,120

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,211,845	$2,013,247
Accrued payroll and related taxes	—	201,847
Current portion of capitalized lease obligations	208,909	306,597

Total current liabilities	2,420,754	2,521,691
Capital lease obligations, net of current portion	69,810	157,581
Other non-current liabilities	—	101,496
Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized: Issued and outstanding, 577 and none at June 30, 2003 and December 31, 2002, respectively	5,770,000	—
Common stock, par value $0.001 per share, 50,000,000 shares authorized: Issued and outstanding, 3,355,686 and 2,726,019 shares at June 30, 2003 and December 31, 2002, respectively	3,356	2,726
Additional paid-in capital	144,045,083	143,831,315
Deferred compensation	(38,501)	(55,730)
Accumulated other comprehensive income	7,338	5,724
Accumulated deficit	(146,524,050)	(143,111,683)

Total stockholders’ equity	3,263,226	672,352

Total liabilities and stockholders’ equity	$5,753,790	$3,453,120

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.

(formerly NeoTherapeutics, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues	$—	$190,972	$—	$210,973
Operating expenses:
Research and development	455,479	3,828,232	1,308,263	8,752,355
General and administrative	1,156,901	1,409,300	2,002,159	2,887,811

Total operating expenses	1,612,380	5,237,532	3,310,422	11,640,166

Loss from operations	(1,612,380)	(5,046,560)	(3,310,422)	(11,429,193)
Other expense, net	(34,230)	(93,536)	(32,740)	(16,367)

Net loss	$(1,646,610)	$(5,140,096)	$(3,343,162)	$(11,445,560)

Basic and diluted net loss per share	$(0.55)	$(4.50)	$(1.13)	$(10.88)

Basic and diluted weighted average common shares outstanding	3,117,384	1,142,243	3,013,636	1,052,230

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-Months	Six-Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Cash Flows From Operating Activities:
Net loss	$(3,343,162)	$(11,445,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,565	488,491
Impairment on investment in marketable security		50,904
Amortization of employee stock option compensation	13,565	309,138
Issuance of common stock for services		102,000
Loss on sale of assets	2,966	—
Changes in operating assets and liabilities:
Decrease in other receivables, prepaid expenses and refundable deposits	22,549	373,601
Increase (decrease) in accounts payable and accrued expenses	198,599	(1,033,321)
Increase (decrease) in accrued payroll and related taxes	(201,847)	72,594
Decrease in other non-current liabilities	(101,496)	(116,571)

Net cash used in operating activities	(3,273,261)	(11,198,724)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(55,824)
Redemption of marketable securities and short-term investments, net	50,009	5,989,822
Decrease in equipment, held for sale	279,545	—
(Increase) decrease in other assets	(32,219)	20,450

Net cash provided by investing activities	297,335	5,954,448
Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	714,989	7,438,243
Proceeds from the issuance of preferred stock and warrants, net of related offering costs and expenses	5,155,630	—
Proceeds from the exercise of stock options and warrants	50,976	—
Payments made on capital lease obligations	(185,460)	(491,960)
Repurchase of common stock of a subsidiary	(1,000)	—
Dividends paid on preferred stock	(1,738)	—

Net cash provided by financing activities	5,733,397	6,946,283

Net increase in cash and cash equivalents	2,757,471	1,702,007
Cash and cash equivalents, beginning of period	1,511,942	749,213

Cash and cash equivalents, end of period	$4,269,413	$2,451,220

Supplemental Cash Flow Information:
Interest paid	$10,207	$39,476

Income taxes paid	$4,051	$800

Schedule of Non-Cash Investing and Financing Activities:
Unrealized (gain) loss on marketable securities	$(1,615)	$80,607

Forfeiture of stock options in consolidated subsidiary	$—	$818,124

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to condensed consolidated financial statements
June 30, 2003
(unaudited)

1.      Organization and Business and Basis of Presentation, Liquidity and Going Concern

Organization and Business

Organization

     We incorporated Spectrum Pharmaceuticals, Inc. (“Spectrum”) in Colorado as Americus Funding Corporation (“AFC”) in December 1987. In August 1996, we changed AFC’s name to NeoTherapeutics, Inc. and in June 1997, we reincorporated NeoTherapeutics, Inc. in the state of Delaware. In December 2002, NeoTherapeutics, Inc. changed its name to Spectrum Pharmaceuticals, Inc. We had three subsidiaries as of June 30, 2003: NeoTherapeutics GmbH, wholly owned, incorporated in Switzerland in April 1997 (or NeoGmbH); NeoGene Technologies, Inc., 88.4% owned, incorporated in California in October 1999 (or NeoGene); and NeoJB LLC, 80% owned by Spectrum and organized in California in April 2002. We dissolved two subsidiaries, NeoTravel, Inc., in December 2002 and NeoOncoRx, Inc. in February 2003. We merged a previously wholly owned subsidiary, Advanced ImmunoTherapeutics, Inc., into Spectrum Pharmaceuticals, Inc. in 2001. The accompanying consolidated financial statements include the operating results of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Unless the context otherwise requires, all references to the “Company”, “we”, “our”, “us” and “Spectrum” refer to all of the companies above as a consolidated entity.

Business

     We are a pharmaceutical company engaged in (1) the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, (2) the development and marketing of generic drugs in the United States and (3) the out-licensing of our neurology drug candidates to strategic partners.

Basis of Presentation, Liquidity and Going Concern

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-months and six-months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Amendment Number 2 to the Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain quarterly amounts have been reclassified to conform to the current period presentation. All share and per share information has been restated to affect for the 25-for-1 reverse split of our outstanding common stock approved on September 5, 2002 and executed on September 6, 2002.

Liquidity

     On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the development and marketing of generic drugs in the United States. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our expense burn rate fell from approximately $7 million per quarter to approximately $1.6 million during the three-month period ended June 30, 2003. The recent and the prospective reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies (one of our neurology drug candidates), a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
notes to condensed consolidated financial statements
(continued)

June 30, 2003
(unaudited)

     During the six-month period ended June 30, 2003, we sold 600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock (“Series D Preferred Stock”) and warrants to purchase up to an aggregate of 2,553,190 shares of our common stock, half at an exercise price of $3.00 and the other half at an exercise price of $3.50 per share, for net cash proceeds of approximately $5.1 million. Additionally, we sold 347,788 shares of our common stock for net cash proceeds of approximately $715,000 and issued warrants to purchase 55,555 shares of our common stock at an exercise price of $3.25 per share. Subsequent to June 30, 2003, we received gross cash proceeds of $3.0 million from the sale of 737,040 shares of our common stock and warrants to purchase 368,520 shares of our common stock at an exercise price of $4.75 per share (for further information see Note 10 – Subsequent Events).

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

     Our common stock is listed on the Nasdaq SmallCap Market. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders’ equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. As of June 30, 2003, we were in compliance with this standard, however, there is no assurance that we will be able to maintain compliance with any of the continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market. As an additional condition of its continued listing, the Company must show that it continues to meet the minimum stockholder’s equity and other requirements for continued listing on the Nasdaq SmallCap Market in timely filings of its Form 10-Q reports with the Securities and Exchange Commission for the second and third quarters of 2003. Please see “Risk Factors” under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for alternatives should our common stock be delisted.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the three-month period ended June 30, 2003, we incurred a loss of approximately $1.6 million.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have any impact on the Company’s financial statements.

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

June 30, 2003
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

4.      Commitments and Contingencies

Research and Fellowship Grants

     We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During 2002, we terminated all research and fellowship grants and at December 31, 2002 and June 30, 2003, we had no commitments to pay any research or fellowship grants. Grant expense for the six-month periods ended June 30, 2003 and 2002, were approximately zero and $301,000, respectively, and is included in research and development on the consolidated statement of operations.

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

     On February 3, 2003, we entered into an agreement with a strategic investor who has agreed to invest $1 million in Spectrum to support the Company’s emerging generic drug business. The investment will be subject to the achievement of two milestones, both of which relate to the first Abbreviated New Drug Application (ANDA) filed by Spectrum with the U.S. Food and Drug Administration (FDA) in January 2003. The investor purchased $250,000 of unregistered shares of our common stock at a purchase price of $1.99 per

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
notes to condensed consolidated financial statements
(continued)

June 30, 2003
(unaudited)

share on March 26, 2003, the closing price of our common stock on the day prior to acceptance by the FDA of the ANDA. The investor will purchase an additional $750,000 of unregistered shares of our common stock upon approval of this ANDA by the FDA. The purchase price in the transaction will be at the closing price of our common stock on the day prior to approval.

     On April 2, 2003, a warrant holder exercised warrants to purchase 161,460 shares of our common stock at an exercise price of $0.25 per share.

Preferred Stock transactions

     On May 7 and 13, 2003, we sold a total of 600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock (“Series D Preferred Stock”) and Series D Warrants to purchase shares of our common stock for gross cash proceeds of $6,000,000. The Series D Preferred Stock is convertible into 2,553,191 shares of Spectrum common stock based on a conversion price of $2.35 per share. Dividends on the Series D Preferred Stock are payable quarterly at an annual rate of 8 percent either in cash or shares of our common stock at the discretion of the Company. In addition, purchasers of the Series D Preferred Stock received five-year warrants to purchase up to a total of 1,276,595 shares of our common stock at an exercise price of $3.00 per share and five-year warrants to purchase up to a total of 1,276,595 shares of our common stock at an exercise price of $3.50 per share. Under a preexisting agreement with a placement agent, we issued to the placement agent, in addition to cash fees, a five-year warrant to purchase up to a total of 255,319 shares of our common stock at an exercise price of $3.00 per share. The fair value of the warrants were estimated to be $5,484,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 92.1% risk free interest rate of 2.6%; and an expected life of five years. Offering costs, including cash commissions paid to placement agents, of this transaction were $844,000.

     Certain provisions of the Preferred Stock and Warrant Purchase Agreement and Certificate of Designation, Rights and Preferences of the Series D Preferred Stock require us to obtain the approval of the preferred stockholders to (i) amend, alter or repeal any provision of the Charter or Bylaws which may be deemed to adversely affect the terms of the Preferred Stock (ii) offer, sell or designate a security senior to or equal with the Preferred Stock, (iii) sell or issue common stock or securities convertible into or exercisable for shares of our common stock below $2.35 per share, (iv) incur any bank or non-trade indebtedness, (v) grant or make any mortgage or pledge of our property, (vi) merge or consolidate with another entity or sell or dispose of substantially of all our assets or businesses or (vii) take certain other actions.

     On June 18, 2003, 23 shares of our Series D Preferred Stock were converted into 97,872 shares of our common stock. On June 27, 2003, the Company declared a dividend of $69,205 on the Series D Preferred Stock payable on June 30, 2003 in the form of 13,899 shares of our common stock.

Comprehensive Loss

     During the six-month periods ended June 30, 2003 and 2002, comprehensive loss was $3,341,548 and $11,526,167, respectively. For the six-month periods ended June 30, 2003 and 2002, other comprehensive income of $1,614 and $6,458 consisted of unrealized gains and losses on our marketable securities and short-term investments that are held as available-for-sale.

6.      Equity Compensation

     Below is a summary of Spectrum stock option activity during the six-month period ended June 30, 2003:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	601,799	$37.27
Granted	160,000	$1.99
Exercised	(10,250)	$1.04
Forfeited	(21,432)	$12.28

Outstanding at June 30, 2003	730,117	$30.35

Exercisable at June 30, 2003	699,156	$29.09

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
notes to condensed consolidated financial statements
(continued)

June 30, 2003
(unaudited)

     Included in the granted options are options to purchase an aggregate of 140,000 shares at an exercise price of $1.99 per share granted to employees on March 28, 2003. The Company also granted options to purchase an aggregate of 20,000 shares at an exercise price of $2.01 per share to certain directors on April 1, 2003. We determined the exercise prices of these options based on the fair market value on the date of grant. During our Annual Shareholder meeting in June 2003, shareholders approved an increase in the number of shares of our common stock subject to our 1997 Stock Incentive Plan to 1,219,000 shares.

     We granted 54,080 stock options to employees in 2000 with exercise prices less than the fair market value of our common stock at the measurement date. The intrinsic value of the option grants amounting to $959,850 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the six-month periods ended June 30, 2003 and 2002, we recorded compensation expense of $13,565 and $309,138, respectively, as a result of such amortization.

     We account for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss for options granted under those plans that have an exercise price equal to the market value of the underlying common stock on the date of grant. We recognize expense related to options granted that have an exercise price that is below the market price of the underlying stock at the time of grant and for options issued to non-employees. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the three-months and six-months ended June 30, 2003 and 2002.

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss, as reported	(1,646,610)	(5,140,096)	(3,343,162)	(11,445,560)
Add: Preferred stock dividends	(69,205)	—	(69,205)	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(406,020)	(1,041,698)	(1,021,233)	(2,083,296)

Pro forma net loss	$(2,121,835)	$(6,181,794)	$(4,433,600)	$(13,528,856)
Loss per share:
Basic and diluted – as reported	$(0.55)	$(4.50)	$(1.13)	$(10.88)
Basic and diluted – pro forma	$(0.68)	$(5.41)	$(1.47)	$(12.86)

7.      Loss Per Share

     Basic and diluted loss per share for the three-month and six-month periods ended June 30, 2003 and 2002 are computed using the weighted average common shares outstanding during the period, respectively. Basic and diluted loss per share for the three-month and six month periods ended June 30, 2003 are computed after increasing the net loss by dividends amounting to $69,205 paid to holders of the Series D Preferred Stock.

8.      Litigation

     We are not aware of any litigation matters pending or threatened as of June 30, 2003 that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
notes to condensed consolidated financial statements
(continued)

June 30, 2003
(unaudited)

9.      Income Taxes

     We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. A valuation allowance has been recognized to fully offset the net deferred tax assets as of June 30, 2003 and December 31, 2002 as realization of such assets is uncertain.

10.      Subsequent Events

     On August 13, 2003, we sold 737,040 shares of our common stock at a negotiated purchase price of $4.10 per share for gross cash proceeds of approximately $3.0 million to certain institutional and individual investors. The investors also received five-year warrants to purchase up to 368,520 shares of our common stock at an exercise price of $4.75 per share. A placement agent received warrants to purchase up to a total of 39,304 shares of our common stock at an exercise price of $4.75 per share for its role in the transaction. Offering costs including cash commissions paid to placement agents of this transaction are estimated to be $300,000.

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

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-months and six-months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Amendment Number 2 to the Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain quarterly amounts have been reclassified to conform to the current period presentation. All share and per share information has been restated to affect for the 25-for-1 reverse split of our outstanding common stock that was approved on September 5, 2002 and was effective on September 6, 2002.

Results of Operations

     For the three-months ended June 30, 2003, we incurred a net loss of approximately $1.6 million. We expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under our agreement with GPC Biotech AG, strategic alliances with other pharmaceutical companies that we are currently seeking or revenues from generic drug sales. The following is unaudited financial information for the three-months and six-months ended June 30, 2003 and 2002:

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

	Three-Months Ended June 30,		Six-Months Ended June 30,

	2003	2002	2003	2002

Licensing revenue	—	190,972	—	210,973
Research and development expenses	455,479	3,828,232	1,308,263	8,752,355
General and administrative expenses	1,156,901	1,409,300	2,002,159	2,887,811
Other expense	34,230	93,536	32,740	16,367

Results of Operations for the Three-Months Ended June 30, 2003 compared to the Three-Months Ended June 30, 2002

     We had no revenues during the three-months ended June 30, 2003. Revenue for the three-months ended June 30, 2002 resulted from amortization of the licensing fee from the technology out-licensing agreements with Pfizer Inc. entered into during the second and fourth quarter of 2001. During the fourth quarter of 2002, we terminated our relationship with the University of California, Irvine (“UCI”) and in February 2003 we executed a settlement agreement with UCI transferring all future rights to any milestone payments under these agreements to UCI in satisfaction of certain accounts payable due to the Regents of the University of California and certain future obligations.

     Research and development expenses for the three-months ended June 30, 2003 compared to the same period in 2002 decreased due primarily to the termination of our development efforts for Neotrofin, the elimination of our functional genomics subsidiary and the termination of pre-clinical research activities. During the three-months ended June 30, 2002, clinical trails for Neotrofin in the treatment of patients with Alzheimer’s disease, Parkinson’s disease, spinal cord injury and neuropathy were underway. All of these trials were completed during 2002. Our decision to terminate the development of Neotrofin during 2002 resulted in a decrease in outside clinical research site costs, product manufacturing costs and salary and related benefit costs due to a reduction in research and development personnel. In addition, as part of the restructuring in 2002, we eliminated all activities at our functional genomics activities and only incurred costs in the amount of $30,000 during the three-months ended June 30, 2003 related to two lease agreements entered into in 2001. During the three-months ended June 30, 2002, our functional genomics subsidiary incurred $737,000 in expenses. We also terminated our pre-clinical research activities during the fourth quarter of 2002 resulting in a further decrease in salary and related benefit costs due to a decrease in research personnel and research supplies.

     General and administrative expenses for the three-month period ended June 30, 2003 compared to the same period in 2002 decreased due primarily to a lower level of personnel in 2003 when compared to the same period in 2002, a decrease in business activities in our functional genomics business and a decrease in general business expenses as a result of the restructuring and cost-cutting activities undertaken in 2002. The decrease in general and administrative expenses was offset by the idling of the Company’s research facilities which transferred fixed costs related to the facility from research and development expenses in 2002 to general and administrative expenses in 2003.

     Other expenses for the three-month period ended June 30, 2003 primarily include losses on the sale of laboratory equipment not being utilized by the Company. In 2002, other expenses included an impairment provision of $50,000 on a marketable security and interest expense related to the Company’s investing activities.

Results of Operations for the Six-Months Ended June 30, 2003 compared to the Six-Months Ended June 30, 2002

     We had no revenues during the six-months ended June 30, 2003. Revenue for the six-months ended June 30, 2002 resulted from amortization of the licensing fee from the technology out-licensing agreements with Pfizer Inc. entered into during the second and fourth quarter of 2001. During the fourth quarter of 2002, we terminated our relationship with UCI and in February 2003 we executed a settlement agreement with UCI transferring all future rights to any milestone payments under these agreements to UCI for the satisfaction of certain accounts payable due to the Regents of the University of California and certain future obligations.

     Research and development expenses for the six-months ended June 30, 2003 compared to the same period in 2002 decreased due primarily to the termination of our development efforts for Neotrofin, the elimination of our functional genomics subsidiary and the termination of pre-clinical research activities. During the six-months ended June 30, 2002, clinical trails for Neotrofin in the treatment of patients with Alzheimer’s disease, Parkinson’s disease, spinal cord injury and neuropathy were underway. All of these trials were completed during 2002. Our decision to terminate the development of Neotrofin during 2002 resulted in a decrease in outside clinical research site costs, product manufacturing costs and salary and related benefit costs due to a reduction in research and development personnel. In addition, as part of the restructuring in 2002, we eliminated all activities at our functional genomics activities and only

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

incurred costs in the amount of $97,000 during the six-months ended June 30, 2003 related to two lease agreements entered into in 2001. During the six-months ended June 30, 2002, our functional genomics subsidiary incurred $1,917,000 in expenses. We also terminated our pre-clinical research activities during the fourth quarter of 2002 resulting in a further decrease in salary and related benefit costs due to a decrease in research personnel and research supplies.

     General and administrative expenses for the six-month period ended June 30, 2003 compared to the same period in 2002 decreased due primarily to a lower level of personnel in 2003 when compared to the same period in 2002, a decrease in business activities in our functional genomics business and a decrease in general business expenses as a result of the restructuring and cost-cutting activities undertaken in 2002. The decrease in general and administrative expenses was offset by the idling of the Company’s research facilities which transferred fixed costs related to the facility from research and development expenses in 2002 to general and administrative expenses in 2003.

     Other expenses for the six-month period ended June 30, 2003 compared to the same period in 2002 increased due primarily to a decrease in interest income resulting from lower average marketable securities balances and lower interest rates and an increase in losses from the sale of laboratory equipment not being utilized by the Company, offset by an impairment provision of $50,000 on a marketable security in 2002.

Subsequent Events Affecting Future Results

     On August 13, 2003, we sold 737,040 shares of our common stock at a negotiated purchase price of $4.10 per share for gross cash proceeds of approximately $3.0 million to certain institutional and individual investors. The investors also received five-year warrants to purchase up to 368,520 shares of our common stock at an exercise price of $4.75 per share. A placement agent received warrants to purchase up to a total of 39,304 shares of our common stock at an exercise price of $4.75 per share for its role in the transaction. Offering costs including cash commissions paid to placement agents of this transaction are estimated to be $300,000.

Financial Condition

     From inception through June 30, 2003, we financed our operations primarily through sales of securities, borrowings, grants, deferred payment of salaries and other expenses from related parties and payments received from technology out-license agreements.

     At June 30, 2003, we had a net working capital of approximately $2.6 million. Our working capital included cash and cash equivalents of approximately $4.3 million. In comparison, at December 31, 2002, we had positive net working capital of approximately $50,000, which included cash and cash equivalents of approximately $1.5 million and short-term investments of approximately $66,000. The $2.5 million increase in net working capital during the six-month period ended June 30, 2003 is attributable primarily to the sale of our Series D Preferred Stock for net cash proceeds of $5.1 million and sale of shares of our common stock for net cash proceeds of $715,000. These cash inflows were offset by a loss of approximately $3.3 million, less non-cash expenses, and $185,000 to pay capital lease obligations.

     We devote substantially all of our efforts to research and development. We incurred net losses of approximately $1.6 million during the three month period ended June 30, 2003, and expect to incur substantial losses over the next several years. We have historically funded our operations with funds from public offerings and private placement equity offerings. We will require substantial funds by June 2004, or sooner, in order to continue and complete the research and development activities currently contemplated and to commercialize our proposed products. Our future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of pre-clinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale-up, the cost of commercialization activities, and other factors which may not be within our control.

     We believe over the long-term, profits from our generic business will help to reduce or possibly eliminate our reliance on the need to raise funds through the sale of our securities.

Liquidity

     On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

development and marketing of generic drugs in the United States. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our expense burn rate fell from approximately $7 million per quarter to approximately $1.6 million during the three-month period ended June 30, 2003. The recent and the prospective reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies (one of our neurology drug candidates), a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business.

     During the six-month period ended June 30, 2003, we sold 600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock (“Series D Preferred Stock”) and warrants to purchase up to an aggregate of 2,553,190 shares of our common stock, half at an exercise price of $3.00 and the other half at an exercise price of $3.50 per share, for net cash proceeds of approximately $5.1 million. Additionally, we sold 347,788 shares of our common stock for net cash proceeds of approximately $715,000 and issued warrants to purchase 55,555 shares of our common stock at an exercise price of $3.25 per share. Subsequent to June 30, 2003, we received gross cash proceeds of $3.0 million from the sale of 737,040 shares of our common stock and warrants to purchase 368,520 shares of our common stock at an exercise price of $4.75 per share (for further information see Note 10 – Subsequent Events).

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

     Our common stock is listed on the Nasdaq SmallCap Market. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders’ equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. As of June 30, 2003, we were in compliance with this standard, however, there is no assurance that we will be able to maintain compliance with any of the continued listing requirements. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market. As an additional condition of its continued listing, the Company must show that it continues to meet the minimum stockholder’s equity and other requirements for continued listing on the Nasdaq SmallCap Market in timely filings of its Form 10-Q reports with the Securities and Exchange Commission for the second and third quarters of 2003. Please see “Risk Factors” under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for alternatives should our common stock be delisted.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the three-month period ended June 30, 2003, we incurred a loss of approximately $1.6 million.

Contractual and Commercial Obligations

Debt and Capital Leases

     Future installments of debt principal on capital lease obligations are as follows:

Year Ending
December 31:	Amount

2003	$174,000
2004	105,000

$279,000

Facility, Property and Equipment Operating Leases

     Minimum lease requirements for the remainder of the year ending December 31, 2003 and for the years ending December 31, 2004 through 2007 under the property and equipment leases are as follows:

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

Year Ending
December 31:	Amount

2003	$362,700
2004	467,600
2005	210,700
2006	84,900
2007	—

$1,125,900

Research and Fellowship Grants

     We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During 2002, we terminated all research and fellowship grants and at December 31, 2002 and June 30, 2003, we had no commitments to pay any research or fellowship grants. Grant expense for the six-month periods ended June 30, 2003 and 2002, were approximately zero and $301,000, respectively, and is included in Research and Development on the Consolidated Statement of Operations.

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

     Our investments during the six-month period ended June 30, 2003 and as of June 30, 2003 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair market value of these investments but do not affect the interest earnings. Because these financial instruments are considered “available for sale,” we record all changes in fair market value in stockholders’ equity as “Accumulated other comprehensive income” until the investment is either sold or matures, at which time the gain or loss, if any, is recognized as a realized gain or loss in the statement of operations. If a 10% change in interest rates were to have occurred on June 30, 2003, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with the credit ratings of corporations whose bonds we have purchased. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of these corporate bonds may significantly decrease. If these companies were to default on their corporate bonds, we may lose part or all of the principal amount of our investment. We believe that we effectively manage this market risk by diversifying our corporate bond investments by purchasing a few bonds of many large, well-known, companies in a variety of industries.

     As of June 30, 2003, we had one investment of approximately $61,000 in WorldCom, Inc. corporate bonds that was due to mature on May 15, 2003. The fair market value of these corporate bonds at June 30, 2003 was approximately $18,000, based on a market quotation. In July 2002, WorldCom, Inc. and its subsidiaries filed a voluntary jointly administered petition under the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the corporate bonds, therefore, we consider the impairment as other than temporary and have recorded a loss for approximately $51,000 in other expense during the three-month period ended June 30, 2002.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

     Our primary market risk exposures relate to interest rate risk on our investment portfolio and credit risk of the companies’ bonds in which we invest. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. While we cannot predict our interest rate risk on our investment portfolio, we evaluate our financial position on an ongoing basis.

     We believe that we have no material foreign currency exchange rate risk

Risk Factors

     The risk factors described below are not intended to be complete. A more comprehensive list of factors that could affect our future operating results can be found in our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2002, in “Item 1. Description of Business” under the subheading “Risk Factors.” Failure to satisfactorily achieve any of our objectives or avoid any of the below or other risks listed in our Annual Report on Form 10-K would likely have a material adverse effect on our business and results of operations.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the three-month period ended June 30, 2003, we incurred a loss of approximately $1.6 million. At June 30, 2003, we had cash, cash equivalents, marketable securities and short-term investments of approximately $4.3 million. Subsequent to June 30, 2003, we received gross cash proceeds from the issuance of shares of our common stock of $3.0 million. Therefore, we will need to raise additional funds by June 2004, or sooner, through public or private financings, including equity financings or through other arrangements, to continue operating our businesses, including out-licensing our technology, to meet our short-term and long-term cash needs. We continue to seek additional sources of financing at the most favorable terms available to us, however, we do not know whether we will be able to secure sufficient new funds to continue our businesses. If we are not able to obtain sufficient funding within the time frame estimated by us, we will have to take other actions that we otherwise would not take, such as selling some or all of our intellectual property rights or further restructuring our operations, or a combination of these activities, including the possibility of a restructuring or liquidation provided for by one of the sections of the United States Bankruptcy Code.

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

     Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market where it began trading on October 16, 2002. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders’ equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. As of June 30, 2003, we were in compliance with this standard, however, there is no assurance that we will be able to maintain compliance with any of the continued listing requirements. As an additional condition of its continued listing, the Company must show that it continues to meet the minimum stockholder’s equity and other requirements for continued listing on the Nasdaq SmallCap Market in timely filings of its Form 10-Q reports with the Securities and Exchange Commission for the second and third quarters of 2003. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market.

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

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

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

     We have no experience in manufacturing, procuring products in commercial quantities or marketing and there is no assurance that we will successfully engage in any of these activities.

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

     There were 3,355,686 shares of our common stock outstanding as of June 30, 2003. In addition, security holders held options, warrants and other rights as of June 30, 2003 which, if exercised, would obligate us to issue up to an additional 3,922,781 shares of common stock at a weighted average exercise price of $16.23 per share, of which 3,880,260 shares are subject to options or warrants which are currently exercisable at a weighted average exercise price of $14.94 per share. A substantial number of those shares, when we issue them upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

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

     Certain provisions of the Preferred Stock and Warrant Purchase Agreement and Certificate of Designation, Rights and Preferences of the Series D 8% Cumulative Convertible Voting Preferred Stock (“Preferred Stock”) may require us to obtain the approval of the preferred stockholders to (i) amend, alter or repeal any provision of the Charter or Bylaws which may be deemed to adversely affect the terms of the Preferred Stock (ii) offer, sell or designate a security senior to or equal with the Preferred Stock, (iii) sell or issue common stock or securities convertible into or exercisable for shares of our common stock below $2.35 per share, (iv) incur any bank or non-trade indebtedness, (v) grant or make any mortgage or pledge of our property, (vi) merge or consolidate with another entity or sell or dispose of substantially of all our assets or businesses or (vii) take certain other actions. These provisions may make it more difficult for management, the board of directors or stockholders of the Company to take certain corporate actions and could delay,

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

discourage or prevent future financings. These provisions could also limit the price that certain investors might be willing to pay for shares of our common stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     See “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, subheading “Financial Market Risks,” above.

ITEM 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Vice President Finance and Strategic Planning (our senior financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President Finance and Strategic Planning, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the second quarter of 2003 covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Vice President Finance and Strategic Planning concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

     On May 7 and 13, 2003, we sold 600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock (“Series D Preferred Stock”) and warrants to purchase up to an aggregate of 2,553,190 shares of our common stock, half at an exercise price of $3.00 and the other half at an exercise price of $3.50 per share for gross cash proceeds of $6.0 million. Under a preexisting agreement with a placement agent, we issued to the placement agent, in addition to cash fees, a five-year warrant to purchase up to a total of 255,319 shares of our common stock at an exercise price of $3.00 per share. The Series D Preferred Stock also has certain liquidation and dividend preferences over our common stock and Series B Junior Participating Preferred Stock holders. For more information, please see the Form 8-K filed with the Securities and Exchange Commission on May 16, 2003.

     On June 30, 2003, Lekar Pharma Limited (“Lekar”) acquired 125,565 shares of our common stock pursuant to a letter of agreement with us at a value of $1.99 per share for aggregate cash proceeds of $250,000.

     On August 13, 2003, we sold 737,040 shares of our common stock and warrants to purchase up to an aggregate of 368,520 shares of our common stock at an exercise price of $4.75. Under a preexisting agreement with a placement agent, we issued to the placement agent, in addition to cash fees, a five-year warrant to purchase up to a total of 39,304 shares of our common stock at an exercise price of $4.75 per share.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

     The securities issued by the Company pursuant to the transactions described above have been issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The foregoing transactions did not involve any public offering; we made no solicitation in connection with the transaction, other than communications with the purchasers; we obtained representations from the purchasers regarding their investment intent, experience and sophistication; the investors either received or had access to adequate information about the Company in order to make an informed investment decision; and the Company reasonably believed that each of the investors was “sophisticated” within the meaning of Section 4(2) of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at our Annual Meeting of Stockholders held on June 20, 2003:

1.	The following persons were elected as Class I directors to serve three-year terms expiring at the Annual Meeting of Stockholder to be held in 2006, or until their successors are elected or qualified:

	Votes Cast

	For	Authority Withheld

Dilip J. Mehta, Ph.D.	3,484,525	34,849
Paul H. Silverman, Ph.D., D.Sc	3,484,525	34,849
Julius A. Vida, Ph.D.	3,484,525	34,849

2.	A proposal to approve the Amended and Restated 1997 Stock Incentive Plan, which in part increased the number of shares of common stock issuable from 240,000 to 1,219,000 and increased the annual award limit from 29,600 shares to 500,000 shares:

		Votes Cast

				Broker Non-
	For	Against	Abstain	Votes

Number of Shares	1,824,388	155,122	4,727	1,535,137

ITEM 5. Other Information (not previously reported in a Form 8-K)

None

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

ITEM 6. Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit No.	Description

3.1	Certificate of Designations, Rights and Preference of the Series D 8% Cumulative Convertible Voting Preferred Stock. (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

3.2	Certificate of Increase. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

4.1 +	Amendment Number 1 to the Rights Agreement dated As of December 13, 2000 by and Between Spectrum Pharmaceuticals, Inc. and U.S. Stock Transfer Corporation.

4.2	Form of Series D-1 Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

4.3	Form of Series D-2 Warrant. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

4.4	Series D-3 Warrant. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

4.5	Registration Rights Agreement dated as of May 7, 2003, by and among Spectrum and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.1	Preferred Stock and Warrant Purchase Agreement dated as of April 29, 2003, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.2	Amendment No. 1 of the Preferred Stock and Warrant Purchase Agreement and Registration Rights Agreement dated as of May 13, 2003 by and among Spectrum and the persons listed on Schedule 1B attached thereto. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.3	Form of Lock-up Agreement. (Filed as Exhibit 10.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.4	Engagement Letter dated as of February 1, 2003, by and among Spectrum and SCO Financial Group LLC. (Filed as Exhibit 10.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.5 *	Spectrum Pharmaceuticals, Inc. Amended and Restated 1997 Stock Incentive Plan. (Filed as Annex A to our Definitive Proxy Statement, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

31.1 +	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Vice President Finance and Strategic Planning Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Section 906 Certifications of Chief Executive Officer and Vice President Finance and Strategic Planning

+      Filed herewith

*     Indicates a management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K

1.	We filed a Report on Form 8-K on April 10, 2003 to report that Nasdaq has notified the Company that it is not in compliance with Nasdaq’s minimum stockholders’ equity requirement set forth in Marketplace Rule 4310(c)(2)(B), and that is securities are, therefore, subject to delisting from the Nasdaq SmallCap Market.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

2.	We filed a Report on Form 8-K on May 16, 2003 to report the completion of the offering of 600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock, stated value $10,000 per share, Series D-1 Warrants to purchase up to an aggregate of 1,276,595 shares of our common stock, at an exercise price of $3.00 per share and Series D-2 Warrants to purchase up to an aggregate of 1,276,595 shares of our common stock, at an exercise price of $3.50 per share for aggregate consideration of $6,000,000.

3.	We filed a Report on Form 8-K on June 3, 2003 to report that the Company has retained its listing on the Nasdaq SmallCap Market.

4.	We filed a Report on Form 8-K on June 3, 2003 to report the presentation of positive clinical data on its lead compound, satraplatin, at the Annual Meeting of the American Society of Clinical Oncology in Chicago.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: August 14, 2003	By:	/s/ John L. McManus

John L. McManus, Vice President Finance and Strategic Planning (Authorized Signatory and Principal Financial Officer)

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

Exhibit Index:

Exhibit No.	Description

3.1	Certificate of Designations, Rights and Preference of the Series D 8% Cumulative Convertible Voting Preferred Stock. (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

3.2	Certificate of Increase. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

4.1 +	Amendment Number 1 to the Rights Agreement dated As of December 13, 2000 by and Between Spectrum Pharmaceuticals, Inc. and U.S. Stock Transfer Corporation.

4.2	Form of Series D-1 Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

4.3	Form of Series D-2 Warrant. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

4.4	Series D-3 Warrant. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

4.5	Registration Rights Agreement dated as of May 7, 2003, by and among Spectrum and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.1	Preferred Stock and Warrant Purchase Agreement dated as of April 29, 2003, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.2	Amendment No. 1 of the Preferred Stock and Warrant Purchase Agreement and Registration Rights Agreement dated as of May 13, 2003 by and among Spectrum and the persons listed on Schedule 1B attached thereto. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.3	Form of Lock-up Agreement. (Filed as Exhibit 10.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.4	Engagement Letter dated as of February 1, 2003, by and among Spectrum and SCO Financial Group LLC. (Filed as Exhibit 10.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.5 *	Spectrum Pharmaceuticals, Inc. Amended and Restated 1997 Stock Incentive Plan. (Filed as Annex A to our Definitive Proxy Statement, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

31.1 +	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Vice President Finance and Strategic Planning Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Section 906 Certifications of Chief Executive Officer and Vice President Finance and Strategic Planning

+ Filed herewith

* Indicates a management contract or compensatory plan or arrangement.