Form 10-Q
period 2003-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2003-11-13
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X]	No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at November 11, 2003

Common Stock, $.001 par value	6,514,697

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q

For the Three-Month Period Ended September 30, 2003

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

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$24,893,623	$1,511,942
Marketable securities and short-term investments	19,800	66,396
Other receivables	1,654,753	203,558
Property and equipment, held for sale	99,750	619,000
Prepaid expenses	355,363	170,214

Total current assets	27,023,289	2,571,110
Property and Equipment, at cost:
Equipment	1,173,596	1,177,828
Leasehold improvements	509,032	509,032
Accumulated depreciation and amortization	(1,073,728)	(884,794)

Property and equipment, net	608,900	802,066
Other Assets – deposits	64,944	79,944

Total assets	$27,697,133	$3,453,120

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,382,804	$2,013,247
Accrued public offering costs	1,671,000	—
Accrued payroll and related taxes	—	201,847
Current portion of capitalized lease obligations	165,313	306,597

Total current liabilities	4,219,117	2,521,691
Capital lease obligations, net of current portion	34,921	157,581
Other non-current liabilities	—	101,496

Total liabilities	4,254,038	2,780,768

Series E Convertible Preferred Stock subject to redemption	10,000,000	—
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:
Series D 8% Cumulative Convertible Voting Preferred Stock, stated value $10,000, Issued and outstanding, 358 and none at September 30, 2003 and December 31, 2002, respectively	3,580,000	—
Series E Convertible Voting Preferred Stock, stated value $10,000, Issued and outstanding, 2,000 and none at September 30, 2003 and December 31, 2002, respectively	10,000,000	—
Common stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 5,165,011 and 2,726,019 shares at September 30, 2003 and December 31, 2002, respectively	5,165	2,726
Additional paid-in capital	149,462,516	143,831,315
Deferred compensation	(261,698)	(55,730)
Accumulated other comprehensive income	9,700	5,724
Accumulated deficit	(149,352,588)	(143,111,683)

Total stockholders’ equity	13,443,095	672,352

Total liabilities and stockholders’ equity	$27,697,133	$3,453,120

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues	$1,000,000	$2,008,334	$1,000,000	$2,219,307
Operating expenses:
Research and development	787,691	2,685,555	2,095,955	11,437,910
General and administrative	1,252,747	461,201	3,231,349	3,349,012
Employee stock compensation	1,558,861	—	1,582,418	—
Restructuring expenses	—	1,381,088	—	1,381,088

Total operating expenses	3,599,299	4,527,844	6,909,722	16,168,010

Loss from operations	(2,599,299)	(2,519,510)	(5,909,722)	(13,948,703)
Other income (expense), net	(120,689)	166,378	(153,428)	150,011

Net loss	$(2,719,988)	$(2,353,132)	$(6,063,150)	$(13,798,692)

Basic and diluted net loss per share	$(0.71)	$(1.50)	$(1.87)	$(11.23)

Basic and diluted weighted average common shares outstanding	3,975,271	1,564,664	3,337,703	1,228,911

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	September 30, 2003	September 30, 2002

Cash Flows From Operating Activities:
Net loss	$(6,063,150)	$(13,798,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,172	745,404
Impairment on investment in marketable security	—	50,904
Amortization of employee stock option compensation	1,034,998	375,146
Issuance of common stock for services and employee compensation	824,194	102,000
Offset of retirement benefit obligations to an officer against a note receivable from the officer	—	390,649
Loss on sale of assets	3,527	—
Changes in operating assets and liabilities:
Increase in other receivables, prepaid expenses and deposits	(1,636,343)	(1,490,782)
Increase (decrease) in accounts payable and accrued expenses	369,557	(1,132,950)
Increase (decrease) in accrued payroll and related taxes	(201,847)	122,602
Decrease in other non-current liabilities	(101,496)	(131,454)
Repayment of notes payable to related parties, net	—	(135,574)

Net cash used in operating activities	(5,580,388)	(14,902,747)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(59,121)
Redemption of marketable securities and short-term investments, net	50,011	6,015,555
Decrease in equipment, held for sale	519,250	—
Proceeds from the sale of equipment	—	470,779
(Increase) decrease in other assets	15,000	20,550

Net cash provided by investing activities	584,261	6,447,763
Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	3,537,953	8,454,242
Proceeds from the issuance of preferred stock and warrants, net of related offering costs and expenses	23,365,707	—
Increase in accrued public offering costs	1,671,000	—
Proceeds from the exercise of stock options and warrants	105,188	—
Payments made on capital lease obligations	(263,944)	(564,031)
Repurchase of common stock and warrants	—	(143,000)
Repurchase of common stock of a subsidiary	(1,000)	—
Dividends paid on preferred stock	(37,096)	—

Net cash provided by financing activities	28,377,808	7,747,211

Net increase in cash and cash equivalents	23,381,681	(707,773)
Cash and cash equivalents, beginning of period	1,511,942	749,213

Cash and cash equivalents, end of period	$24,893,623	$41,440

Supplemental Cash Flow Information:
Interest paid	$15,427	$116,517

Income taxes paid	$4,103	$800

Schedule of Non-Cash Investing and Financing Activities:
Unrealized (gain) loss on marketable securities	$(3,977)	$85,948

Forfeiture of stock options in consolidated subsidiary	$—	$818,124

Grant of stock options below fair market value	$1,004,850	$—

Dividends paid on preferred stock in form of common stock	$140,658	$—

Expiration of stock options granted to employees and non- employees below fair market value	$3,662	$412,885

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
September 30, 2003
(Unaudited)

1. Organization and Business and Basis of Presentation, Liquidity and Going Concern

Organization and Business

Organization

     We incorporated Spectrum Pharmaceuticals, Inc. (“Spectrum”) in Colorado as Americus Funding Corporation (“AFC”) in December 1987. In August 1996, we changed AFC’s name to NeoTherapeutics, Inc. and in June 1997, we reincorporated NeoTherapeutics, Inc. in the state of Delaware. In December 2002, NeoTherapeutics, Inc. changed its name to Spectrum Pharmaceuticals, Inc. We had three subsidiaries as of September 30, 2003: Spectrum Pharmaceuticals GmbH (formerly NeoTherapeutics GmbH), wholly owned, incorporated in Switzerland in April 1997 (or GmbH); NeoGene Technologies, Inc., 88.4% owned, incorporated in California in October 1999 (or NeoGene); and NeoJB LLC, 80% owned by Spectrum and organized in California in April 2002. We dissolved two subsidiaries, NeoTravel, Inc., in December 2002 and NeoOncoRx, Inc. in February 2003. We merged a previously wholly owned subsidiary, Advanced ImmunoTherapeutics, Inc., into Spectrum Pharmaceuticals, Inc. in 2001. The accompanying consolidated financial statements include the operating results of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Unless the context otherwise requires, all references to the “Company”, “we”, “our”, “us” and “Spectrum” refer to all of the companies above as a consolidated entity.

Business

     We are a pharmaceutical company engaged in (1) the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, (2) the development and marketing of generic drugs in the United States and (3) the out-licensing of our neurology drug candidates to strategic partners.

Basis of Presentation, Liquidity and Going Concern

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-months and nine-months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Amendment Number 2 to the Annual Report on Form 10-K for the year ended December 31, 2002.

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

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2003
(Unaudited)

Liquidity

     On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the development and marketing of generic drugs in the United States. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our expense burn rate fell from approximately $7 million per quarter to approximately $2.0 million during the three-month period ended September 30, 2003, excluding non-cash employee stock compensation expense. The reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies (one of our neurology drug candidates), a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business.

     During the nine-month period ended September 30, 2003, we sold:

•	2,000 shares of our Series E Convertible Voting Preferred Stock (“Series E Preferred Stock”) and warrants to purchase up to an aggregate of 2,800,000 shares of our common stock, at an exercise price of $6.50, for net cash proceeds of approximately $18.2 million.

•	600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock (“Series D Preferred Stock”) and warrants to purchase up to an aggregate of 2,553,190 shares of our common stock, half at an exercise price of $3.00 and the other half at an exercise price of $3.50 per share, for net cash proceeds of approximately $5.1 million.

•	1,084,828 shares of our common stock for net cash proceeds of approximately $3.5 million and issued warrants to purchase 55,555 shares of our common stock at an exercise price of $3.25 per share and warrants to purchase 368,520 shares of our common stock at an exercise price of $4.75 per share.

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, Spectrum could receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million received upon signing and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study, which additional $2 million was received in October 2003. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, Spectrum will be entitled to receive royalty payments based upon net sales.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the three-month period ended September 30, 2003, we incurred a loss of approximately $2.7 million.

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

2. Joint Venture

     On April 17, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals Ltd. of Mumbai, India (JBCPL) and created a new entity, NeoJB LLC, a Delaware limited liability company (NeoJB). Spectrum owns 80% of NeoJB and a JBCPL subsidiary

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2003
(Unaudited)

owns 20% of NeoJB. NeoJB’s business operations include seeking U.S. regulatory approval of JBCPL pharmaceutical products and overseeing the subsequent marketing of these products in the U.S. and possibly other countries. We will initially fund 100% of NeoJB’s operating expenses. In conjunction with the formation of NeoJB, we granted a five-year warrant to JBCPL to purchase up to 4,000 shares of our common stock at an exercise price of $11.25 per share, equal to the market price of our common stock on the date of grant. The fair value of the warrant was estimated to be $38,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 119.8%; risk free interest rate of 5.0%; and an expected life of five years.

3. Co-Development and License Agreement with GPC Biotech AG

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, Spectrum could receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million received upon signing and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study which occurred on September 25, 2003. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, Spectrum will be entitled to receive royalty payments based upon net sales. In accordance with our revenue recognition policy the initial payment of $2 million and the milestone payment of $1 million were recognized as revenue as the Company has satisfied its commitments under the license agreement.

     On September 25, 2003, the first dosing of a patient in a registrational study occurred which triggered the second milestone payment of $1 million in cash and a $1 million equity investment by GPC Biotech AG. Subsequent to September 30, 2003, the Company received the $2 million and issued 128,370 shares of common stock reflecting a price of $7.79 or a 50 percent premium to the twenty-day average ending three days prior to the achievement of the milestone.

4. Restructuring Expenses

     During the nine-month period ended September 30, 2002, we shifted our strategic focus from discovery and development of neurology drugs to the (1) in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates; (2) the development and marketing of generic drugs in the United States; and (3) the out-licensing of our neurology drug candidates to strategic partners. As a result of this change in focus, we terminated all research efforts related to Neotrofin, neurology and functional genomics. As part of the restructuring, 21 employees were terminated resulting in severance related expenses of $59,000, two senior executives retired and entered into retirement agreements with an associated expense of $704,000, the Company exchanged assets for certain payables to the University of California, Irvine which resulted in a net loss of $312,000 and the Company incurred restructuring related administrative and legal expenses of $306,000 during the quarter. As of September 30, 2002, we had completed substantially all of the activities related to the restructuring except for a review of the carrying value of our property and equipment for a possible impairment under Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” which was completed on December 31, 2002. As a result of the SFAS 144 review, we determined that the expected cash flow from the equipment was less than its current carrying value and therefore recorded an impairment in the amount of $1,669,000.

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

     Effective August 21, 2002, Samuel Gulko retired from his positions as Senior Vice President Finance, Chief Financial Officer, Secretary, Treasurer and a Director. In connection with his retirement, we entered into an agreement with Mr. Gulko, which provided

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2003
(Unaudited)

for the payment of approximately $200,000 in severance benefits and accrued vacation benefits and deferred salary of approximately $34,000. In connection with his retirement, Mr. Gulko repaid a loan from the Company in amount of $75,000.

5. Commitments and Contingencies

Research and Fellowship Grants

     We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During 2002, we terminated all research and fellowship grants and at December 31, 2002 and September 30, 2003, we had no commitments to pay any research or fellowship grants. Grant expense for the nine-month periods ended September 30, 2003 and 2002, were approximately zero and $351,000, respectively, and is included in research and development expenses on the consolidated statement of operations.

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

     The Company is contractually obligated to pay certain benefits to former executives and employees of the Company during the fourth quarter of 2003 and in 2004 amounting to $488,000.

6. Stockholders’ Equity

Common Stock and Warrant transactions

     On January 16, 2003, we sold 222,223 shares of our common stock at $2.25 per share for gross cash proceeds of $500,000 under our shelf registration statement. Included in this transaction was the issuance of warrants to purchase up to 55,555 shares of our common stock at an exercise price of $3.25 per share. The fair value of the warrants were estimated to be $83,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 89.9%; risk free interest rate of 2.8%; and an expected life of five years. Offering costs of this transaction were approximately $35,000.

     On February 3, 2003, we entered into an agreement with a strategic investor who has agreed to invest $1 million in Spectrum to support the Company’s emerging generic drug business. The investment will be subject to the achievement of two milestones, both of which relate to the first Abbreviated New Drug Application (ANDA) filed by Spectrum with the U.S. Food and Drug Administration (FDA) in January 2003. On June 30, 2003, the investor purchased $250,000 of unregistered shares of our common stock at a purchase price of $1.99 per share based upon the closing price of our common stock on the day prior to acceptance by the FDA of the ANDA, March 26, 2003. The investor will purchase an additional $750,000 of unregistered shares of our common stock upon approval of this ANDA by the FDA. The purchase price in the transaction will be at the closing price of our common stock on the day prior to approval.

     On April 2, 2003, a warrant holder exercised warrants to purchase 161,460 shares of our common stock at an exercise price of $0.25 per share.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2003
(Unaudited)

     On August 13, 2003, we sold 737,040 shares of our common stock at a negotiated purchase price of $4.10 per share for gross cash proceeds of approximately $3.0 million to certain institutional and individual investors. The investors also received five-year warrants to purchase up to 368,520 shares of our common stock at an exercise price of $4.75 per share. A placement agent received warrants to purchase up to a total of 39,304 shares of our common stock at an exercise price of $4.75 per share for its role in the transaction. The fair value of the warrants were estimated to be $1,692,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 95.6%; risk free interest rate of 4.0%; and an expected life of five years. Offering costs including cash commissions paid to placement agents of this transaction were approximately $199,000.

     On September 12, 2003, we agreed to issue a five-year warrant to purchase up to 130,000 shares of our common stock, at an exercise price of $4.90, to a consultant for services to generate retail interest in the Company’s stock. Half of the warrant will vest upon issuance and the remaining half of the warrant will vest upon achievement of certain objectives by the consultant. The warrant is subject to shareholder approval at the Company’s next Annual Stockholder Meeting. The fair value of the warrant was estimated to be $480,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 95.6%; risk free interest rate of 3.2%; and an expected life of five years. A non-cash expense of $240,000, representing the Black-Scholes value of one-half of the warrant that was immediately vested, was expensed upon execution of the contract during the third quarter of 2003. The expense for the remaining half of the warrant will be expensed over the one-year estimated vesting period.

Preferred Stock Transactions

     On May 7 and 13, 2003, we sold a total of 600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock (“Series D Preferred Stock”) and Series D Warrants to purchase shares of our common stock for gross cash proceeds of $6,000,000. The Series D Preferred Stock is convertible into 2,553,191 shares of Spectrum common stock based on a conversion price of $2.35 per share. Dividends on the Series D Preferred Stock are payable quarterly at an annual rate of 8 percent either in cash or shares of our common stock at the discretion of the Company. In addition, purchasers of the Series D Preferred Stock received five-year warrants to purchase up to a total of 1,276,595 shares of our common stock at an exercise price of $3.00 per share and five-year warrants to purchase up to a total of 1,276,595 shares of our common stock at an exercise price of $3.50 per share. Under a preexisting agreement with a placement agent, we issued to the placement agent, in addition to cash fees, a five-year warrant to purchase up to a total of 255,319 shares of our common stock at an exercise price of $3.00 per share. The fair value of the warrants were estimated to be $5,484,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 92.1%; risk free interest rate of 2.6%; and an expected life of five years. Offering costs, including cash commissions paid to placement agents, of this transaction were $844,000. Certain provisions of the Preferred Stock and Warrant Purchase Agreement and Certificate of Designation, Rights and Preferences of the Series D Preferred Stock required us to obtain the approval of the preferred stockholders to take certain corporate actions, however, in October 2003, these restrictions ceased to apply when certain measures outlined in the Preferred Stock and Warrant Purchase Agreement were achieved.

     On September 26, 2003, we sold a total of 2,000 shares of our Series E Convertible Voting Preferred Stock (“Series E Preferred Stock”) and Series E Warrants to purchase shares of our common stock for gross cash proceeds of $20,000,000. The Series E Preferred Stock is convertible into 4,000,000 shares of Spectrum common stock based on a conversion price of $5.00 per share. In addition, purchasers of the Series E Preferred Stock received five-year warrants to purchase up to a total of 2,800,000 shares of our common stock at an exercise price of $6.50 per share. We also issued to two placement agents, in addition to cash fees, five-year warrants to purchase up to a total of 400,000 shares of our common stock at an exercise price of $6.50 per share. The fair value of the warrants were estimated to be $25,664,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 98.1%; risk free interest rate of 2.9%; and an expected life of five years. Offering costs, including cash commissions paid to placement agents, of this transaction were approximately $1,790,000.

     Certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock provide, at the option of the holder, a right to redeem up to one half of the Series E Preferred Stock if a “Product-Triggered Redemption Event” has occurred before December 26, 2003. A Product Triggered Redemption Event is defined as the Company failing to acquire from another person or entity, by December 26, 2003, either (i) the right, title and interest to an oncology-related drug candidate that has entered at least a Phase I clinical trial (a “Compound”) or (ii) an exclusive license or sublicense to further develop a Compound. In addition, a pro-rata number of the Series E Warrants will be cancelled for any amount of the Series E Preferred Stock redeemed. Accordingly, one half of the stated value of the Series E Preferred Stock has been excluded from stockholders’ equity in the accompanying balance sheet.

     Certain provisions of the Preferred Stock and Warrant Purchase Agreement and Certificate of Designation, Rights and Preferences of the Series E Preferred Stock also require us to obtain the approval of the preferred stockholders to (i) amend, alter or repeal any provision of the Charter or Bylaws which adversely affects the terms of the Series E Preferred Stock (ii) offer, sell or designate a security senior to or equal with the Series E Preferred Stock, (iii) sell or issue common stock or securities convertible into or exercisable for shares of our common stock below $5.00 per share, with certain exceptions, (iv) incur any bank or non-trade indebtedness, (v) grant or make any mortgage or pledge of our property, (vi) merge or consolidate with another entity or sell or dispose of substantially of all our assets or businesses or (vii) take certain other actions. These covenants are in place until a

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2003
(Unaudited)

registration statement registering the shares of our common stock issuable upon conversion of the Series E Preferred Stock is declared effective and remains effective and the Company’s common stock trades above $5.00 for ten out of thirty trading days.

     During the second and third quarters of 2003, 242 shares of our Series D Preferred Stock were converted into 1,029,776 shares of our common stock. On June 27, 2003, the Company declared a dividend of $69,205 on the Series D Preferred Stock payable on June 29, 2003 in the form of 13,899 shares of our common stock and on September 30, 2003, the Company declared a dividend of $73,191 on the Series D Preferred Stock payable on September 30, 2003 in the form of 12,196 shares of our common stock.

Comprehensive Loss

     During the nine-month periods ended September 30, 2003 and 2002, comprehensive loss was $6,059,000 and $13,885,000, respectively. For the nine-month periods ended September 30, 2003 and 2002, other comprehensive income of $3,976 and $1,117, respectively, consisted of unrealized gains and losses on our marketable securities and short-term investments that are held as available-for-sale.

7. Equity Compensation

     Below is a summary of Spectrum stock option activity during the nine-month period ended September 30, 2003:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	601,799	$37.27
Granted	927,500
Exercised	(34,250)
Forfeited	(107,480)

Outstanding at September 30, 2003	1,387,569	$12.69

Exercisable at September 30, 2003	702,915	$19.06

     On March 28, 2003 our Board of Directors determined it was in the best interest of the Company to grant options to certain of its executives, employees and consultants at $1.99 per share, the closing sale price of our common stock on March 28, 2003, in recognition of their services to the Company during our financial and strategic restructuring and as an incentive for the completion of the restructuring. Due to state securities law requirements not all of these grants could be made on March 28, 2003. The Board subsequently modified the form of some of the awards to meet their original intent. The actual grants occurred as follows:

•	Options to purchase an aggregate of 140,000 shares at an exercise price of $1.99 per share granted to certain non-California resident employees and consultants on March 28, 2003,

•	Rights to purchase 105,700 shares of common stock at a purchase price of $5.18 per share to certain California employees on September 5, 2003. The purchase price was deemed paid in the form of past uncompensated services of equivalent value provided by the employees, and

•	Options to purchase an aggregate of 315,000 shares at an exercise price of $1.99 per share to certain executive officers on September 5, 2003.

     The value of the rights to purchase amounting to $548,000 and the difference between the exercise price of the options granted on September 5, 2003 and the fair market value of our common stock at that date, amounting to $1,004,850 for the executive officer options, was expensed during the third quarter of 2003, in accordance with APB Opinion No. 25. The September 5, 2003 option grants are subject to shareholder approval at the Annual Shareholder meeting in 2004.

     During the nine months ended September 30, 2003, the Board of Directors granted the following additional options. In each case, the exercise prices were based on the respective fair market values on the dates of grant:

•	Options to purchase an aggregate of 20,000 shares at an exercise price of $2.01 per share to certain directors on April 1, 2003,

•	Options to purchase an aggregate of 90,000 shares at an exercise price of $4.00 per share to certain directors on July 31, 2003,

•	Options to purchase an aggregate of 5,000 shares at an exercise price of $4.06 per share to a new employee on August 5, 2003,

•	Options to purchase an aggregate of 25,000 shares at an exercise price of $4.21 per share to a new employee on August 15, 2003, and

•	Options to purchase an aggregate of 332,500 shares at an exercise price of $4.90 per share to certain employees, directors and consultants on September 12, 2003.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2003
(Unaudited)

     We granted 54,080 stock options to employees in 2000 with exercise prices less than the fair market value of our common stock at the measurement date. The intrinsic value of the option grants amounting to $959,850 was recorded as deferred compensation and is being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the nine-month periods ended September 30, 2003 and 2002, we recorded compensation expense of $20,000 and $375,000, respectively, as a result of such amortization.

     During 2003, employees exercised 32,750 stock options for cash proceeds of $64,800.

     We account for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss for options granted under those plans that have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. We recognize expense related to options granted that have an exercise price that is below the market price of the underlying stock at the time of grant and for options issued to non-employees. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the three-months and nine-months ended September 30, 2003 and 2002.

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss, as reported	(2,719,989)	(2,353,132)	(6,063,150)	(13,798,692)
Add: Preferred stock dividends	(108,549)	—	(177,754)	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,886,004)	(489,215)	(2,343,438)	(1,063,838)

Pro forma net loss	$(4,714,542)	$(2,842,347)	$(8,584,342)	$(14,862,530)
Loss per share:
Basic and diluted – as reported	$(0.71)	$(1.50)	$(1.87)	$(11.23)
Basic and diluted – pro forma	$(1.19)	$(1.82)	$(2.57)	$(12.09)

8. Loss Per Share

     Basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2003 and 2002 are computed using the weighted average common shares outstanding during the period, respectively. Basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2003 are computed after increasing the net loss by dividends amounting to $108,549 and $177,754, respectively, paid to holders of the Series D Preferred Stock.

9. Litigation

     We are not aware of any litigation matters pending or threatened as of September 30, 2003 that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)
Notes to Condensed Consolidated Financial Statements
(continued)

September 30, 2003
(Unaudited)

10. Income Taxes

     We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. A valuation allowance has been recognized to fully offset the net deferred tax assets as of September 30, 2003 and December 31, 2002 as realization of such assets is uncertain.

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

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-months and nine-months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Amendment Number 2 to the Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain quarterly amounts have been reclassified to conform to the current period presentation. All share and per share information has been restated to affect for the 25-for-1 reverse split of our outstanding common stock that was approved on September 5, 2002 and was effective on September 6, 2002.

Use of Estimates

     We make certain estimates to prepare our financial statements that affect the reported amounts of assets and liabilities, the allocation of expenses and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses reported during the reporting period. Actual results could differ from our estimates.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

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

Revenue Recognition

     We have adopted a strategy of co-developing or licensing some of our drug candidates. Accordingly, we have entered into collaborative research and development agreements and have received funding for pre-clinical research and clinical trials. Payments under these agreements, which are non-refundable, are recorded as revenue as the related research expenditures are incurred pursuant to the terms of the agreement and provided collectibility is reasonably assured. If no further commitments are required of us, the revenue is recognized when the license fee is payable or when all future commitments are satisfied.

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

Results of Operations

     For the three-months ended September 30, 2003, we incurred a net loss of approximately $2.7 million. We expect to incur significant additional operating losses for at least the next several years unless such operating losses are offset, if at all, by licensing revenues under our agreement with GPC Biotech AG, strategic alliances with other pharmaceutical companies that we are currently seeking or revenues from generic drug sales. The following is unaudited financial information for the three-months and nine-months ended September 30, 2003 and 2002:

	Three-Months Ended September 30,		Nine-Months Ended September 30,

	2003	2002	2003	2002

Licensing revenue	1,000,000	2,008,334	1,000,000	2,219,307
Research and development expenses	787,691	2,685,555	2,095,955	11,437,910
General and administrative expenses	1,252,747	461,201	3,231,349	3,349,012
Employee stock compensation	1,558,861	—	1,582,418	—
Restructuring expenses	—	1,381,088	—	1,381,088
Other income (expense), net	(120,689)	166,378	(153,428)	150,011

Results of Operations for the Three-Months Ended September 30, 2003 compared to the Three-Months Ended September 30, 2002

     Revenue for the three-month period ended September 30, 2003 resulted from the recognition of the second licensing fee of $1 million under the co-development and licensing agreement with GPC Biotech AG. Upon dosing of the first patient in a registrationial study which occurred on September 25, 2003, GPC Biotech AG was obligated to pay us $1 million in cash and make a $1 million equity investment. We received the $2 million from GPC Biotech AG in October 2003. Revenue for the three-month period ended September 30, 2002 resulted from the recognition of the first licensing fee of $2 million from the co-development and licensing agreement with GPC Biotech AG and amortization of the licensing fee from the technology out-licensing agreements with the University of California, Irvine (“UCI”) and Pfizer Inc. entered into during the second and fourth quarter of 2001. During the fourth quarter of 2002, we terminated our relationship with UCI and in February 2003 we executed a settlement agreement with UCI transferring all future rights to any milestone payments under these agreements to UCI in satisfaction of certain accounts payable due to the Regents of the University of California and certain future obligations.

     Research and development expenses for the three months ended September 30, 2003 compared to the same period in 2002 decreased due primarily to the termination of our development efforts for Neotrofin and the termination of pre-clinical research activities. During the three-months ended September 30, 2002, clinical trials for Neotrofin in the treatment of patients with spinal

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

cord injury and neuropathy were underway. All of these trials were completed during 2002. Our decision to terminate the development of Neotrofin during 2002 resulted in a decrease in outside clinical research site costs, product manufacturing costs and salary and related benefit costs due to a reduction in research and development personnel. We also terminated our pre-clinical research activities during the fourth quarter of 2002 resulting in a further decrease in costs due to a decrease in research personnel and research supplies. In addition, as part of the restructuring in 2002, we eliminated all activities at our functional genomics subsidiary and only incurred costs in the amount of $177,000 during the three-months ended September 30, 2003 related to two lease agreements entered into in 2001, which are now included in general and administrative expenses. During the three-months ended September 30, 2002, our functional genomics subsidiary incurred $301,000 in expenses. In 2003, research and development expenses included our ongoing clinical trial for EOquin™ in the treatment of patients with superficial bladder cancer, procurement of elsamitrucin supplies for an upcoming clinical trial in patients with Non-Hodgkin’s Lymphoma and expenses incurred in connection with the filing of an Abbreviated New Drug Application for carboplatin.

     General and administrative expenses for the three-month period ended September 30, 2003 compared to the same period in 2002 increased due primarily to the idling of the Company’s research facilities which transferred fixed costs related to the facility from research and development expenses in 2002 to general and administrative expenses in 2003 and the issuance of a warrant to purchase 130,000 shares of our common stock to a consultant engaged to generate retail interest in the Company’s stock. A non-cash expense of $250,000, representing the Black-Scholes value of one-half of the warrant that was immediately vested, was expensed upon execution of the contract during the third quarter of 2003. The expense for the remaining half of the warrant will be expensed over the one-year vesting period. Also contributing to the increase in general and administrative expenses was higher employee benefit costs and salary increases. Offsetting the increase were significant reductions during 2003 when compared to the same period in 2002 for consulting services, investor and shareholder relations, board of directors expenses and travel costs.

     Employee stock compensation for the three months ended September 30, 2003 represents non-cash compensation expense for the Company’s employees. In September 2003, the Board of Directors granted rights to purchase 105,700 shares of our common stock to employees of the Company for past services. In addition, the Board of Directors granted options to purchase 315,000 shares of our common stock to two executive officers of the Company. These options were originally to be issued in March 2003 at the then current fair market value of our common stock; however, the Company was precluded from issuing the options at that time due to California state securities law restrictions. In September 2003, we granted the options at the price originally contemplated in March as compensation for their efforts in the strategic and financial restructuring of the Company during the past fourteen months. The difference between the fair market value of our common stock on the date of grant and exercise price was recorded as an expense during the quarter for these grants. There was no employee stock compensation expense for the three months ended September 30, 2002.

     Restructuring expenses were incurred during the three-month period ended September 30, 2002 as a result of a shift in our strategic focus from discovery and development of neurology drugs to (1) the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, (2) the development and marketing of generic drugs in the United States and (3) the out-licensing of our neurology drug candidates to strategic partners. As a result of these changes, we laid off 21 employees, two senior executives retired and we incurred significant administrative and legal expenses. The restructuring charge includes legal fees related to the restructuring in the amount of $231,000, a loss on the exchange of assets for certain payables to the University of California, Irvine in the amount of $312,000, retirement benefits offset against a loan to Dr. Glasky, the Company’s former CEO, in the amount of $390,000, $114,000 in severance benefits to Dr. Glasky, $200,000 in severance benefits to Sam Gulko, the Company’s former Chief Financial Officer, board of directors fees of $71,000 for special meetings related to the restructuring and personnel severance related expenses of $59,000. There were no restructuring expenses for the three months ended September 30, 2003.

     Other income (expense) for the three-month period ended September 30, 2003 compared to the same period in 2002 decreased due to the receipt in 2002 of a $250,000 exclusivity payment from a party negotiating a potential corporate transaction with the Company. During the third quarter of 2002, the exclusivity period expired and we are no longer in discussions with the party. In addition, we incurred losses on the sale of laboratory equipment not being utilized by the Company in 2003.

Results of Operations for the Nine-Months Ended September 30, 2003 compared to the Nine-Months Ended September 30, 2002

     Revenue for the nine-month period ended September 30, 2003 resulted from the recognition of the second licensing fee of $1 million under the co-development and licensing agreement with GPC Biotech AG. Upon dosing of the first patient in a registrationial study which occurred on September 25, 2003, GPC Biotech AG was obligated to pay us $1 million in cash and make a $1 million

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

equity investment. We received the $2 million from GPC Biotech AG in October 2003. Revenue for the nine-month period ended September 30, 2002 resulted from the recognition of the first licensing fee of $2 million from the co-development and licensing agreement with GPC Biotech and amortization of the licensing fee from the technology out-licensing agreements with Pfizer Inc. entered into during the second and fourth quarter of 2001. During the fourth quarter of 2002, we terminated our relationship with the University of California, Irvine (“UCI”) and in February 2003 we executed a settlement agreement with UCI transferring all future rights to any milestone payments under these agreements to UCI in satisfaction of certain accounts payable due to the Regents of the University of California and certain future obligations.

     Research and development expenses for the nine months ended September 30, 2003 compared to the same period in 2002 decreased due primarily to the termination of our development efforts for Neotrofin and the termination of pre-clinical research activities. During the nine-months ended September 30, 2002, clinical trials for Neotrofin in the treatment of patients with Alzheimer’s disease, Parkinson’s disease, spinal cord injury and neuropathy were underway. All of these trials were completed during 2002. Our decision to terminate the development of Neotrofin during 2002 resulted in a decrease in outside clinical research site costs, product manufacturing costs and salary and related benefit costs due to a reduction in research and development personnel. In addition, as part of the restructuring in 2002, we terminated our pre-clinical research activities during the fourth quarter of 2002 resulting in a further decrease in salary and related benefit costs due to a decrease in research personnel and research supplies. In addition, as part of the restructuring in 2002, we eliminated all activities at our functional genomics subsidiary and only incurred costs in the amount of $273,000 during the nine-months ended September 30, 2003 related to two lease agreements entered into in 2001, which are now included in general and administrative expenses. During the nine-months ended September 30, 2002, our functional genomics subsidiary incurred $1,693,000 in expenses. In 2003, research and development expenses included our ongoing clinical trial for EOquin™ in the treatment of patients with superficial bladder cancer, procurement of elsamitrucin supplies for an upcoming clinical trial in patients with Non-Hodgkin’s Lymphoma and expenses incurred in connection with the filing of our Abbreviated New Drug Application for Ciprofloxacin and carboplatin.

     General and administrative expenses for the nine-month period ended September 30, 2003 compared to the same period in 2002 decreased due primarily to a lower level of personnel in 2003 when compared to the same period in 2002, a decrease in business activities in our functional genomics business and a decrease in general business expenses as a result of the restructuring and cost-cutting activities undertaken in 2002. The cost-cutting efforts during the past fourteen months resulted in decreases in expenses for consulting services, legal services, investor and shareholder relations, board of directors expenses and travel costs in 2003 when compared to the same period in 2002. The decrease was offset by the idling of the Company’s research facilities which transferred fixed costs related to the facility from research and development expenses in 2002 to general and administrative expenses in 2003 and the issuance of a warrant to purchase 130,000 shares of our common stock to a consultant engaged to generate retail interest in the Company’s stock. A non-cash expense of $250,000, representing the Black-Scholes value of one-half of the warrant, which was immediately vested, was expensed upon execution of the contract during the third quarter of 2003.

     Employee stock compensation for the nine months ended September 30, 2003 represents non-cash compensation expense for the Company’s employees. In September 2003, the Board of Directors granted rights to purchase 105,700 shares of our common stock to employees of the Company for past services. In addition, the Board of Directors granted options to purchase 315,000 shares of our common stock to two executive officers of the Company. These options were originally to be issued in March 2003 at the then current fair market value of our common stock; however, the Company was precluded from issuing the options at that time due to California state securities law restrictions. In September 2003, we granted the options at the price originally contemplated in March as compensation for their efforts in the strategic and financial restructuring of the Company during the past fourteen months. The difference between the fair market value of our common stock on the date of grant and exercise price was recorded as an expense during the quarter for these grants. There was no employee stock compensation expense for the nine months ended September 30, 2002.

     Restructuring expenses were incurred during the nine-month period ended September 30, 2002 as a result of a shift in our strategic focus from discovery and development of neurology drugs to (1) the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, (2) the development and marketing of generic drugs in the United States and (3) the out-licensing of our neurology drug candidates to strategic partners. As a result of these changes, we laid off 21 employees, two senior executives retired and we incurred significant administrative and legal expenses. The restructuring charge includes legal fees related to the restructuring in the amount of $231,000, a loss on the exchange of assets for certain payables to the University of California, Irvine in the amount of $312,000, retirement benefits offset against a loan to Dr. Glasky, the Company’s former CEO, in the amount of $390,000, $114,000 in severance benefits to Dr. Glasky, $200,000 in severance benefits to Sam Gulko, the Company’s former Chief Financial Officer, board of directors fees of $71,000 for special meetings related to the restructuring and

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

personnel severance related expenses of $59,000. There were no restructuring expenses for the nine months ended September 30, 2003.

     Other income (expense) for the nine-month period ended September 30, 2003 compared to the same period in 2002 decreased due to the receipt in 2002 of a $250,000 exclusivity payment from a party negotiating a potential corporate transaction with the Company. During the third quarter of 2002, the exclusivity period expired and we are no longer in discussions with the party. In addition, we realized a lower level of interest income in 2003 when compared to the same period in 2002 as a result of lower average marketable securities balances and lower interest rates. In 2003, we also incurred losses from the sale of laboratory equipment not being utilized by the Company and in 2002, we realized an impairment provision of $50,000 on a marketable security.

Financial Condition

     From inception through September 30, 2003, we financed our operations primarily through sales of securities, borrowings, grants, and payments received from technology out-license agreements.

     At September 30, 2003, we had net working capital of approximately $22.8 million. Our working capital included cash and cash equivalents of approximately $24.9 million. In comparison, at December 31, 2002, we had net working capital of approximately $50,000, which included cash and cash equivalents of approximately $1.5 million and short-term investments of approximately $66,000. The $22.8 million increase in net working capital during the nine-month period ended September 30, 2003 is attributable primarily to the sale of our Series D and Series E Preferred Stock for net cash proceeds of $23.4 million and sale of shares of our common stock for net cash proceeds of $3.5 million. These cash inflows were offset by a loss of approximately $6.1 million, less non-cash expenses, and $264,000 to pay capital lease obligations.

     We devote substantially all of our efforts to research and development. We incurred net losses of approximately $2.7 million during the three month period ended September 30, 2003, and expect to incur substantial losses over the next several years. We have historically funded our operations with funds from public offerings and private placement equity offerings. We will require substantial funds by June 2006, or sooner, in order to continue operating our business, to support the research and development activities currently contemplated and to commercialize our proposed products. Our future capital requirements and availability of capital will depend upon many factors, including continued scientific progress in research and development programs, the scope and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in filing, prosecuting and enforcing patent claims, the effect of competing technological developments, the cost of manufacturing scale up, the cost of commercialization activities, and other factors which may not be within our control.

     We believe over the long-term, profits from our generic business will help to reduce or possibly eliminate our reliance on the need to raise funds through the sale of our securities.

Liquidity

     On August 20, 2002, we announced a shift in our strategic focus from discovery and development of neurology drugs to the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates and the development and marketing of generic drugs in the United States. As a result of these changes and the completion of a large Alzheimer’s disease clinical trial, our expense burn rate fell from approximately $7 million per quarter to approximately $2.0 million during the three-month period ended September 30, 2003, excluding non-cash employee stock compensation expense. The reduction in the burn rate is principally due to reductions in clinical, research and administrative personnel, the termination of a facility lease for office space used to administer the Alzheimer’s disease clinical trial, the reduction of expenses for the manufacturing of Neotrofin supplies (one of our neurology drug candidates), a reduction in our research and fellowship grant commitments, and the elimination of the research operations of our functional genomics business.

     During the nine-month period ended September 30, 2003, we sold:

•	2,000 shares of our Series E Convertible Voting Preferred Stock (“Series E Preferred Stock”) and warrants to purchase up to an aggregate of 2,800,000 shares of our common stock, at an exercise price of $6.50, for net cash proceeds of approximately $18.2 million.

•	600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock (“Series D Preferred Stock”) and warrants to purchase up to an aggregate of 2,553,190 shares of our common stock, half at an exercise price of $3.00 and the other half at an exercise price of $3.50 per share, for net cash proceeds of approximately $5.1 million.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

•	Additionally, we sold 1,084,828 shares of our common stock for net cash proceeds of approximately $3.5 million and issued warrants to purchase 55,555 shares of our common stock at an exercise price of $3.25 per share and warrants to purchase 368,520 shares of our common stock at an exercise price of $4.75 per share.

     On September 30, 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. Under the co-development and licensing agreement, Spectrum could receive up to $22 million in license fees and milestone payments. The license fee consists of a total of $4 million; $2 million received upon signing and $1 million in cash and a $1 million equity investment within 30 days after the first dosing of a patient in a registrational study, which additional $2 million was received in October 2003. GPC Biotech has agreed to make additional payments totaling up to $18 million upon achieving agreed upon milestones. However, there can be no assurance that any milestone will be achieved. Furthermore, GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. Upon commercial sale of satraplatin, if any, Spectrum will be entitled to receive royalty payments based upon net sales.

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the three-month period ended September 30, 2003, we incurred a loss of approximately $2.7 million.

Contractual and Commercial Obligations

Debt and Capital Leases

     Future installments of debt principal on capital lease obligations are as follows:

Year Ending
December 31:	Amount

2003	$165,000
2004	35,000

$200,000

Facility, Property and Equipment Operating Leases

     Minimum lease requirements for the remainder of the year ending December 31, 2003 and for the years ending December 31, 2004 through 2007 under the property and equipment leases are as follows:

Year Ending
December 31:	Amount

2003	$181,000
2004	468,000
2005	211,000
2006	85,000
2007	—

$945,000

Research and Fellowship Grants

     We periodically make non-binding commitments to various universities and not-for-profit research organizations to fund scientific research and fellowship grants that may further our research programs. During 2002, we terminated all research and fellowship grants and at December 31, 2002 and September 30, 2003, we had no commitments to pay any research or fellowship grants. Grant expense for the nine-month periods ended September 30, 2003 and 2002, were approximately zero and $351,000, respectively, and is included in research and development expenses on the Consolidated Statement of Operations.

Joint Ventures

     On April 17, 2002, we formed a joint venture with J.B. Chemicals & Pharmaceuticals Ltd. of Mumbai, India (JBCPL) and created a new entity, NeoJB LLC, a Delaware limited liability company (NeoJB). Spectrum owns 80% of NeoJB and a JBCPL subsidiary

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

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

     Our investments during the nine-month period ended September 30, 2003 and as of September 30, 2003 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair market value of these investments but do not affect the interest earnings. Because these financial instruments are considered “available for sale,” we record all changes in fair market value in stockholders’ equity as “Accumulated other comprehensive income” until the investment is either sold or matures, at which time the gain or loss, if any, is recognized as a realized gain or loss in the statement of operations. If a 10% change in interest rates were to have occurred on September 30, 2003, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with the credit ratings of corporations whose bonds we have purchased. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of these corporate bonds may significantly decrease. If these companies were to default on their corporate bonds, we may lose part or all of the principal amount of our investment. We believe that we effectively manage this market risk by diversifying our corporate bond investments by purchasing a few bonds of many large, well-known, companies in a variety of industries.

     As of September 30, 2003, we had one investment of approximately $61,000 in WorldCom, Inc. corporate bonds that was due to mature on May 15, 2003. The fair market value of these corporate bonds at September 30, 2003 was approximately $19,800, based on a market quotation. In July 2002, WorldCom, Inc. and its subsidiaries filed a voluntary jointly administered petition under the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the corporate bonds, therefore, we consider the impairment as other than temporary and recorded a loss for approximately $51,000 in other expense during the three-month period ended June 30, 2002.

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

     We believe that we have no material foreign currency exchange rate risk.

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

     As shown in the accompanying condensed consolidated financial statements, we continue to incur significant losses and negative cash flow from operations. During the three-month period ended September 30, 2003, we incurred a loss of approximately $2.7 million. We have incurred losses in every year of our existence and expect to continue to incur significant operating losses for the next several years. We have never generated revenues from product sales and there is no assurance that revenue from product sales will ever be achieved. There is no assurance that any of our proposed products will ever be successfully developed, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

     Our business does not generate cash from operations needed to finance our operations. We have relied primarily on raising capital through the sale of our securities, and/or out-licensing our drug candidates and technology, to meet our financial needs. Our existing cash and investment securities are sufficient to fund our current planned pharmaceutical operations until June 2006. Therefore, we will need to seek additional capital by June 2006, or sooner, through public or private financings, including equity financings, and through other arrangements to continue operating our businesses and to support the research and development of our potential products long-term. In addition, if we choose to expand our operations beyond what is currently planned, we will have to raise capital sooner.

     Since our business does not generate cash from operations needed to finance our operations, our capital requirements are driven by our operating expenses. Our future operating expenses will depend on many factors, including:

•	continued scientific progress in research and development to identify and develop or obtain additional drug candidates;

•	the cost and progress of preclinical and clinical testing of our anti-cancer drugs and additional drug candidates;

•	cost involved in filing, prosecuting and enforcing patent claims;

•	effect of competing technological developments;

•	cost of commercialization activities;

•	time and cost involved in obtaining regulatory approvals; and

•	our ability to establish collaborative and other arrangements with third parties, such as licensing and manufacturing agreements.

     We will have to raise substantial additional capital to meet these operating expenses and support our future growth.

     We may not be able to raise additional capital on favorable terms, if at all. Accordingly, we may be forced to significantly change our business plans and restructure our operations to conserve cash, which would likely involve out-licensing or selling some or all of our intellectual, technological, and/or tangible property not presently contemplated and at terms that we believe would not be favorable to us and/or reducing the scope and nature of our currently planned research and drug development activities. An inability to raise additional capital would also impact our ability to expand operations.

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

     Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, the President of our Oncology division. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded the major changes in our business strategy and coordinated structural reorganization. Dr. Lenaz has been President of our Oncology Division since 2001 and has played a key role in the identification and development of our oncology drug candidates. Our loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2004, with automatic one-year renewals thereafter unless we or Dr. Shrotriya gives notice of intent not to renew at least 90 days in advance of the renewal date. Dr. Lenaz has an employment agreement with us that will expire on July 1, 2004, with automatic one year renewals thereafter unless Dr. Lenaz or we give notice of intent not to renew at least 90 days in advance of the renewal date.

     We shifted our strategic focus from discovery and development of neurology drugs to (1) the in-licensing of oncology drug candidates and the further development of and strategic alliances for these drug candidates, (2) the development and marketing of generic drugs in the United States and (3) the out-licensing of our neurology drug candidates to strategic partners. In the fourth quarter of 2002, we announced plans to pursue regulatory approval in the United States of generic drugs manufactured by J.B. Chemicals & Pharmaceuticals Ltd., or JBCPL, an Indian company, through our existing joint venture, NeoJB LLC. However, we may not in-license, discover or validate any more new drug development targets based on our efforts. In addition, as a result of these changes we made reductions in clinical, administrative and research personnel. We believe that we retained the correct, and a level of, personnel that are key to our success in executing our strategic focus. We may be wrong and later require additional personnel or personnel with skills different than those that we retained.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

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

     On January 15, 2003, we announced the filing of our first Abbreviated New Drug Application, or ANDA, with the United States Food and Drug Administration. The filing was made by our NeoJB LLC subsidiary on behalf of JBCPL, and relates to a generic drug product manufactured by JBCPL. While we announced on May 9, 2003, that the FDA has accepted the ANDA for filing, we cannot be certain that the FDA will approve this ANDA, or if approved, that we will be able to complete a transfer pricing agreement with JBCPL to allow NeoJB to market the drug product in the United States on terms favorable to us or at all.

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

     In addition, many branded pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for a number of years or otherwise delay the launch of generics;

•	using the Citizen Petition process to request amendments to FDA standards;

•	seeking changes to the United States Pharmacopeia, an organization which publishes industry recognized compendia of drug standards; and

•	attaching patent extension amendments to non-related federal legislation.

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

     We have acquired rights to three anti-cancer drugs and we have commenced a clinical trial of our Eoquin drug candidate for superficial urinary bladder cancer and expect to begin a clinical trial of our elsamitrucin drug candidate for Non-Hodgkin’s Lymphoma during 2004. We expect that we will need to complete additional trials before we will be able to apply for regulatory approval to sell any of our potential drug candidates. Our other proposed drug candidates are in various stages of development. We cannot be certain that any of our proposed drug candidates will prove to be safe or effective in treating cancer, disorders of the nervous system, or any other diseases or indications. Our former lead drug candidate, Neotrofin, failed to demonstrate efficacy in previous trials for Alzheimer’s disease and Parkinson’s disease. All of our proposed drugs will require additional research and development, testing and regulatory clearance before we can sell them. We cannot be certain that we will receive regulatory approval to sell any of our proposed drugs. We do not expect to have any oncology products commercially available for at least five years, if at all.

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

     There were 6,514,697 shares of our common stock outstanding as of November 11, 2003. In addition, security holders held options, warrants and other rights as of November 11, 2003 which, if exercised, would obligate us to issue up to an additional 7,440,473 shares of common stock at a weighted average exercise price of $9.23 per share, of which 6,686,314 shares are subject to options or warrants which are currently exercisable at a weighted average exercise price of $9.23 per share. In addition, the outstanding shares of our Series D 8% Cumulative Convertible Voting Preferred Stock, at a conversion price of $2.35 per share, are currently convertible into a total of 1,161,702 shares of our common stock and the outstanding shares of our Series E Convertible Voting Preferred Stock, at a conversion price of $5.00 per share, are currently convertible into a total of 4,000,000 shares of our common stock. The holders of the Series D preferred stock may receive additional shares of our common stock as payment of

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

dividends. A substantial number of those shares, when we issue them upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

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

     On September 26, 2003, we completed a sale to certain institutional investors of 2,000 shares of our Series E Convertible Voting Preferred Stock and warrants to purchase up to an aggregate of 2,800,000 shares of our common stock at an exercise price of $6.50 per share for an aggregate purchase price of $20,000,000. Pursuant to the terms of the Certificate of Designation, Rights and Preferences of the Preferred Stock, up to one-half of the preferred shares can be redeemed at the holder’s discretion, for face value of up to $10 million, if we have not concluded the acquisition of an oncology drug product candidate by the end of December 2003. There can be no assurance that we will be able to identify and acquire an oncology drug candidate on acceptable terms, or at all, prior to December 26, 2003. If the holders do require us to redeem shares of the preferred stock, then the number of shares of common stock issuable upon exercise of the warrant issued to the redeeming holders will be reduced proportionately.

     If we are required to redeem shares of the preferred stock, we may have to raise additional capital sooner than anticipated in order to meet our anticipated operations. There can be no assurance that capital will be available on acceptable terms or at all.

     Certain provisions of the September 26, 2003 Preferred Stock and Warrant Purchase Agreement and Certificate of Designation, Rights and Preferences of the Series E Convertible Voting Preferred Stock (“Series E Preferred Stock”) may require us to obtain the approval of the preferred stockholders to (i) amend, alter or repeal any provision of the Charter, Bylaws which may be deemed to adversely affect the terms of the Series E Preferred Stock (ii) offer, sell or designate a security senior to or equal with the Series E Preferred Stock, (iii) sell or issue common stock or securities convertible into or exercisable for shares of our common stock below $5.00 per share, (iv) incur any bank or non-trade indebtedness, (v) grant or make any mortgage or pledge of our property, (vi) merge or consolidate with another entity or sell or dispose of substantially all our assets or businesses or (vii) take certain other actions. These provisions may make it more difficult for management, the board of directors or stockholders of the Company to take certain corporate actions and could delay, discourage or prevent future financings. These provisions could also limit the price that certain investors might be willing to pay for shares of our common stock.

     Our common stock is listed on Nasdaq SmallCap Market under the ticker symbol SPPI. To remain listed on this market, we must meet Nasdaq’s continued listing requirements. Among other requirements, Nasdaq rules require that a SmallCap Market company maintain a minimum stockholders’ equity of $2.5 million or a minimum market value of listed securities of $35 million or a net income from continuing operations (in latest fiscal year or 2 of the last 3 fiscal years) of at least $500,000. If we fail to do so, our common stock could be delisted from the Nasdaq SmallCap Market. As a result of the recent review of our listing status, Nasdaq has specified as an additional condition of our continued listing that we must show that we continue to meet the minimum stockholder’s equity and other requirements for continued listing on the Nasdaq SmallCap Market in a timely filing of our Quarterly Report on Form 10-Q with the Securities and Exchange Commission for the third quarter of 2003. As of September 30, 2003, we were in compliance with these requirements, however, there is no assurance that we will be able to maintain compliance with any of the continued listing requirements. Please see the risk factors in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002, for a discussion of the consequences if we are delisted from the Nasdaq SmallCap Market.

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

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President Finance and Strategic Planning, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the third quarter of 2003 covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Vice President Finance and Strategic Planning concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

     On September 12, 2003, we agreed to issue a five-year warrant to purchase up to 130,000 shares of our common stock, at an exercise price of $4.90 to a consultant for services. Half of the warrant will vest upon issuance and the remaining half of the warrant will vest upon achievement of certain objectives by the consultant. The warrant provides for certain registration rights to register the common stock issuable upon exercise of the warrant. The warrant is subject to shareholder approval at the Company’s next Annual Stockholder Meeting.

     On September 26, 2003, we sold 2,000 shares of our Series E Convertible Voting Preferred Stock (“Series E Preferred Stock”) and warrants to purchase up to an aggregate of 2,800,000 shares of our common stock, at an exercise price of $6.50 for gross cash proceeds of $20.0 million. We also issued to two placement agents, in addition to cash fees, five-year warrants to purchase up to a total of 400,000 shares of our common stock at an exercise price of $6.50 per share. The Series E Preferred Stock also has certain liquidation preferences pari passu with our Series D Preferred Stock and over our common stock and Series B Junior Participating Preferred Stock holders. For more information, please see the Form 8-K filed with the Securities and Exchange Commission on September 30, 2003.

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

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

ITEM 5. Other Information (not previously reported in a Form 8-K)

     On November 7, 2003, the Company engaged Shyam Kumaria, certified public accountant, with over 20 years experience at Deloitte and Touché, as a consultant to assist in managing the Company’s accounting and finance function.

     Effective November 7 and November 13, 2003, Michael McManus, our part-time Controller and John McManus, our part-time Vice President, Finance and Strategic Planning and Assistant Corporate Secretary, resigned their positions with the Company, respectively. John McManus and Michael McManus were engaged to assist in the financial and strategic restructuring of the Company. Upon completion of the recapitalization and restructuring of the Company, John McManus and Michael McManus decided to return to their consulting business to pursue other opportunities. The consulting agreement between the Company and McManus & Company, Inc. will remain in effect through its expiration on July 31, 2004. The Company has commenced a search for a chief financial officer and controller.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No	Description

3.1	Certificate of Designations, Rights and Preference of the Series E Convertible Voting Preferred Stock (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.1	Registration Rights Agreement dated as of August 13, 2003, by and among Spectrum and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)

4.2	Form of Series 2003-1 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)

4.3	Form of Series E-1 Warrant (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.4	Form of Series E-2 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.5	Series E-3 Warrant (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.6	Registration Rights Agreement dated as of September 26, 2003, by and among Spectrum and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.7	Amendment Number 1 to the Rights Agreement dated as of December 13, 2000 by and between Spectrum Pharmaceuticals, Inc. and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2003 and incorporated herein by reference.)

10.1	Common Stock and Warrant Purchase Agreement dated as of August 13, 2003, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)

10.2	Preferred Stock and Warrant Purchase Agreement dated as of September 26, 2003, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

10.3	Form of Lock-up Agreement (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

10.4	Engagement Letter dated as of February 1, 2003, by and among Spectrum and SCO Financial Group LLC (Filed as Exhibit 10.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.5 + #	Exclusive Supply, Marketing and Distribution Agreement between Lannett Company, Inc. and Spectrum Pharmaceuticals, Inc. dated as of August 15, 2003.

10.6 + *	Separation Agreement and General Release dated as of November 13, 2003 by and between Spectrum and John L. McManus.

10.7 + *	Separation Agreement and General Release dated as of November 7, 2003 by and between Spectrum and Michael P. McManus.

10.8 + *	2003 Stock Incentive Plan

10.9 + *	Letter of Agreement between Spectrum and McManus & Company, Inc. dated August 19, 2002

31.1 +	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

Exhibit No	Description

31.2 +	Certification of Vice President Finance and Strategic Planning Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Section 906 Certifications of Chief Executive Officer and Vice President Finance and Strategic Planning

+	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

1.	We filed a Report on Form 8-K on August 15, 2003 to report the completion of the a sale in a private placement transaction to certain institutional and individual investors of 737,040 shares of our common stock at a negotiated purchase price of $4.10 per share for gross cash proceeds of approximately $3.0 million. The investors also received five-year warrants to purchase up to 368,520 shares of our common stock at an exercise price of $4.75 per share.

2.	We filed a Report on Form 8-K on August 18, 2003 to report the Company had entered into an agreement to purchase certain assets and provide debtor in possession financing to the owner of the assets, Protarga, Inc.

3.	We filed a Report on Form 8-K on August 20, 2003 to report the Company and Lannett Company, Inc. announced that they have entered into an exclusive supply, marketing and distribution agreement for ciprofloxacin.

4.	We filed a Report on Form 8-K on September 30, 2003 to report the completion of the offering of 2,000 shares of our Series E Convertible Voting Preferred Stock, stated value $10,000 per share, and warrants to purchase up to an aggregate of 2,800,000 shares of our common stock, at an exercise price of $6.50 per share, for aggregate consideration of $20,000,000.

5.	We filed a Report on Form 8-K on September 30, 2003 to report that the Company and GPC Biotech AG announced that the first patient was dosed in the satraplatin Phase 3 registrational trial. The first patient dosing triggers payments by GPC Biotech AG, co-developer of satraplatin, to the Company, of $1 million in cash plus a $1 million equity investment.

6.	We filed a Report on Form 8-K on October 2, 2003 to report that the Company withdrew from a bankruptcy court supervised auction to purchase certain assets of Protarga, Inc.

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: November 13, 2003	By:	/s/ RAJESH C. SHROTRIYA

Rajesh C. Shrotriya, M.D.
Chairman, Chief Executive Officer and President
(Authorized Signatory and Principal Executive Officer)

SPECTRUM PHARMACEUTICALS, INC.
(formerly NeoTherapeutics, Inc.)

Exhibit Index:

Exhibit No.	Description

3.1	Certificate of Designations, Rights and Preference of the Series E Convertible Voting Preferred Stock (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.1	Registration Rights Agreement dated as of August 13, 2003, by and among Spectrum and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)

4.2	Form of Series 2003-1 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)

4.3	Form of Series E-1 Warrant (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.4	Form of Series E-2 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.5	Series E-3 Warrant (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.6	Registration Rights Agreement dated as of September 26, 2003, by and among Spectrum and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

4.7	Amendment Number 1 to the Rights Agreement dated as of December 13, 2000 by and between Spectrum Pharmaceuticals, Inc. and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2003 and incorporated herein by reference.)

10.1	Common Stock and Warrant Purchase Agreement dated as of August 13, 2003, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)

10.2	Preferred Stock and Warrant Purchase Agreement dated as of September 26, 2003, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

10.3	Form of Lock-up Agreement (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

10.4	Engagement Letter dated as of February 1, 2003, by and among Spectrum and SCO Financial Group LLC (Filed as Exhibit 10.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)

10.5 + #	Exclusive Supply, Marketing and Distribution Agreement between Lannett Company, Inc. and Spectrum Pharmaceuticals, Inc. dated as of August 15, 2003.

10.6 + *	Separation Agreement and General Release dated as of November 13, 2003 by and between Spectrum and John L. McManus.

10.7 + *	Separation Agreement and General Release dated as of November 7, 2003 by and between Spectrum and Michael P. McManus.

10.8 + *	2003 Stock Incentive Plan

10.9 + *	Letter of Agreement between Spectrum and McManus & Company, Inc. dated August 19, 2002

31.1 +	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Vice President Finance and Strategic Planning Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Section 906 Certifications of Chief Executive Officer and Vice President Finance and Strategic Planning

+	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.