Form 10-K
period 2003-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2004-03-29
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-28782

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $15,398,054 based on the closing sale price of such common equity on such date.

     As of March 19, 2004, there were 10,003,670 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders, to be filed on or before April 29, 2004, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

      Spectrum Pharmaceuticals, Inc.’s Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Spectrum Pharmaceuticals, Inc.’s actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Report, including the “Risk Factors” in “ITEM 1 – Business”, and in “ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in PART II.

      Unless the context otherwise requires, all references to the “Company”, “we”, “us”, “our”, “Spectrum” and “Spectrum Pharmaceuticals” refer to Spectrum Pharmaceuticals, Inc. and its subsidiaries, as a consolidated entity. We primarily conduct all our activities as Spectrum Pharmaceuticals.

PART I

Item 1.	Business

Corporate Background and Business Strategy

      Spectrum Pharmaceuticals, Inc. is a Delaware corporation which was originally incorporated in Colorado as Americus Funding Corporation in December 1987, became NeoTherapeutics, Inc. in August 1996, was reincorporated in Delaware in June 1997, and was renamed Spectrum Pharmaceuticals, Inc. in December 2002. We are a pharmaceutical company engaged in the business of acquiring, developing and commercializing proprietary and generic drug products which have a primary focus on the treatment of cancer and related disorders.

      Our business strategy since August 2002 has two principal components: first, what we refer to as our Oncology Strategy, to acquire rights to clinical-stage oncology drug candidates and either alone, or through alliances with other companies, develop and eventually commercialize those drugs; and second, what we refer to as our Generic Drug Strategy, to seek to generate revenues from the sale of generic versions of drugs whose patent protection expires in the near term. Prior to August 2002, when we announced a shift in our strategic focus, we were primarily engaged in the discovery and development of neurology drugs as well as functional genomics research.

      Our Oncology Strategy focuses on the acquisition, or in-licensing, and continued development of clinical-stage, novel drugs for the treatment and supportive care of cancer patients. We currently have three drug candidates in clinical development: satraplatin, EOquin™ and elsamitrucin. Of these product candidates, satraplatin is being co-developed by a third-party pharmaceutical company under an exclusive license, and the others are being developed by us. We also plan to continue to pursue acquisitions, or in-licensing, of additional clinical-stage cancer drugs from other companies and institutions. We believe that this method of drug development is a cost effective business strategy. However, to date our Oncology Strategy has not produced any marketable products. We intend, either alone, or through alliances with other companies, to market our oncology drug candidates if our clinical trials are successful and we obtain regulatory approval of our drug candidates.

      The strategic focus on clinical stage drug candidates (those eligible for human trials) is designed to address certain risks of drug development by shortening the timeline to marketability, and reducing the risk of failure, both of which are higher with an early stage product. Further, in order to reduce our future financing needs to fund our oncology research and development, our plan is to generate revenues from the sale of generic versions of drugs coming off-patent over the next several years.

      Our Generic Drug Strategy is to identify and acquire distribution rights for selected generic drugs both directly and through alliances with third party companies, apply our expertise and experience to further develop and pursue regulatory approval for those drugs, then either directly or through third party alliances, market and distribute those generic drugs into retail and institutional channels. During 2003, we filed with the United States Food and Drug Administration (FDA) three Abbreviated New Drug Applications (ANDA) for the generic drugs ciprofloxacin, carboplatin and fluconazole. We intend to file several additional ANDAs during 2004 and beyond. We have entered into product supply and distribution alliances in order to manufacture and sell our generic drug candidates and intend to enter into additional alliances in the future.

      We also have several neurology drug compounds that we intend to out-license for further development because we are not pursuing internally, and do not presently intend to pursue internally, further development of these drug compounds, which include: AIT-034 for dementia, SPPI-339 for attention deficit disorders, SPPI-356 for psychosis, schizophrenia and other mood disorders and Neotrofin™ for neurodegenerative (degeneration of the nervous system) diseases.

Drug Candidates

      Our drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status

ONCOLOGY
Satraplatin	Hormone Refractory Prostate Cancer	Phase 3 clinical trial began in September 2003; FDA granted fast track status in September 2003
EOquin™	Superficial Bladder Cancer	Phase 2 clinical trial began November 2003
	Radiation Sensitization	Pre-clinical
Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2 clinical trial expected to begin in 2004
GENERICS
Ciprofloxacin	Anti-bacterial	ANDA filed January 2003
Carboplatin	Anti-cancer	ANDA filed October 2003
Fluconazole	Anti-fungal	ANDA filed December 2003

      While other indications have not yet been identified, some of our drug candidates may prove to be beneficial in additional disease indications as we continue to study and develop these drug candidates.

Oncology Strategy

      Cancer is the second leading cause of death in the United States, accounting for approximately 25% of all deaths. In the United States, approximately 1.4 million new cancer cases are expected to be diagnosed in 2004 and over 563,000 persons are expected to die from the disease in 2004. Accordingly, demand for improved and novel cancer treatments is very high.

      Cancer occurs when abnormal cells divide without control. These cells can invade nearby tissues or spread through the bloodstream and lymphatic system to other parts of the body. 5 to 10 percent of all cancers are believed to be due to inheriting a faulty gene. The remaining 90 to 95 percent are believed to be caused by damage to the genes during a person’s lifetime. These damaging agents can be internal, such as hormones or an altered immune system, or external, such as viruses, tobacco, and exposure to chemicals or harmful ultraviolet sunrays. Sometimes ten or more years may pass between exposure and cancer detection. Cancer is treated by surgery, chemotherapy, radiation therapy, hormonal therapy and immunotherapy.

      We believe that traditional chemotherapeutic agents are likely to remain the mainstay therapy for cancer for the foreseeable future. However, we continue to seek additional novel drugs, delivery methods and combination therapies that address cancer or cancer related indications with significant unmet medical need. Accordingly, we are actively seeking novel and proprietary oncology drug candidates that:

•	have demonstrated initial safety and efficacy in clinical trials;

•	target oncology, or cancer, indications with significant unmet medical need, where current treatments either do not exist or are not effective; and

•	we believe are acquirable at a fair value based on our judgment of clinical and commercial potential.

      We believe that our strategy of in-licensing late-stage oncology drug candidates (with prior test data) rather than developing early-stage oncology drugs, enables us to better select drug candidates with promising potential. Since these drug candidates are further along the typical drug development timeline, we are better positioned to potentially generate product revenues earlier, if our clinical trials are successful and we obtain regulatory approval of our drug candidates.

      To date, we have in-licensed three clinical-stage oncology drug candidates discussed below. We believe these drug candidates have the potential to be effective therapeutic agents with less adverse side-effects than drugs currently on the market for the same indication. Our goal is to develop and, if successful, commercialize these drugs in the United States and worldwide.

      Satraplatin: Satraplatin, a third generation (the first and second generation being cisplatin and carboplatin, respectively) orally administered platinum-derived chemotherapy agent, is being developed by our co-development partner GPC Biotech AG (Frankfurt Stock Exchange: GPC) as a second-line chemotherapy treatment for its initial indication, hormone-refractory prostate cancer (HRPC). Cancer is referred to as refractory when it has not responded or is no longer responding to previous treatment.

      Prostate cancer is the second leading cause of cancer deaths in men. According to figures released by the American Cancer Society, approximately 230,110 new cases and 29,990 deaths will occur in the U.S. during 2004. The initial treatment of prostate cancer includes surgery along with radiation therapy and hormonal therapy. Although hormonal therapy is generally very effective, and produces a response in most patients, it is non-curative. The average duration of response to initial hormonal treatment is eighteen months. Once the disease progresses after the initial hormonal treatment, it is considered hormone refractory. For those patients failing hormone therapy, treatment currently involves chemotherapy which is also non-curative and is limited to improvement of symptoms of cancer without any significant prolongation of survival.

      Platinum compounds, like satraplatin, continue to represent one of the most widely used classes of chemotherapeutic agents in modern cancer therapy and are typically used in combination with other chemotherapeutic agents for the treatment of various types of cancer including prostate cancer.

      While the platinum compounds currently on the market are intravenously administered, satraplatin is an orally administered compound. We believe an orally administered platinum-derived chemotherapeutic agent may offer important clinical and commercial advantages over platinum drugs that need to be intravenously administered in a hospital setting, including ease of administration and patient convenience. These advantages, in turn, could potentially lead to improved patient compliance as well as potential cost savings to patients and the healthcare system.

      A pivotal Phase 3 trial, the SPARC (Satraplatin and Prednisone Against Refractory Cancer) trial for satraplatin in HRPC, was initiated by GPC Biotech in September 2003, following completion of an assessment by a special committee of the FDA. Also in September 2003, the FDA granted fast track designation to satraplatin as a second-line chemotherapy for patients with HRPC. In February 2004, GPC Biotech announced the receipt of a Scientific Advice Letter from the European Agency for the Evaluation of Medicinal Products (EMEA) enabling the Phase 3 pivotal trial on satraplatin to proceed in Europe using the SPARC protocol.

      The decision to pursue HRPC as the initial indication for satraplatin was based, among other things, on results from a randomized, 50-patient study initiated in June 1998 in first-line chemotherapy for HRPC sponsored by Bristol-Myers Squibb that were presented at the American Society of Clinical Oncology Annual Meeting in June 2003. The data demonstrated statistically significant improvement in time to disease progression and doubling of progression-free survival in the satraplatin-treated group compared to the control group

      In addition to HRPC, satraplatin has shown initial indication of anti-tumor activity in ovarian and small cell lung cancer, among others, in Phase 2 trials conducted to date.

      In August 2001, we in-licensed satraplatin from its developer, Johnson Matthey PLC, in exchange for an upfront fee, additional payments to be made based upon achievement of certain milestones and royalties based on any net sales, if and when a commercial drug is approved and sales are initiated.

      In September 2002, we entered into a co-development and license agreement with GPC Biotech for further development and commercialization of satraplatin. Under the terms of this agreement, GPC Biotech agreed to fully fund the development expenses for satraplatin, and to pay us an initial license fee of $4 million, including $2 million received upon signing, and $1 million in cash and $1 million as an equity investment in shares of our common stock received in the fourth quarter of 2003, following the initial dosing of the first patient treated in the ongoing Phase 3 study. We may receive additional payments based upon achievement of certain regulatory and commercialization milestones, as well as royalties on any future sales. The development plans for satraplatin are established by a joint development committee with members from both Spectrum and GPC Biotech, however, members from GPC Biotech represent a majority of the committee and the final procedures are effectively decided and implemented by GPC Biotech. We have the ability to perform additional studies, if so desired, at our expense.

      EOquin™: EOquin (EO9, apaziquone), a synthetic prodrug (an inactive drug compound) which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for its initial indication, superficial bladder cancer, or cancer which has not invaded the muscle of the bladder wall.

      The American Cancer Society estimates that there will be 60,240 new cases and 12,710 deaths from bladder cancer in 2004 in the U.S. Superficial bladder cancer accounts for 75 to 80 percent of all cases of bladder cancer at first diagnosis. The initial treatment of this cancer is surgical removal of the tumor. Because of the high frequency of early recurrences of the tumor, patients are usually prescribed additional therapy to prevent or delay such recurrences. This additional therapy generally consists of immunotherapy or chemotherapy drugs instilled directly into the bladder.

      Since EOquin is activated preferentially within tumor cells, we believe it carries a lesser risk of killing or harming normal body cells. During the fourth quarter of 2003, we initiated a multi-national, multi-center Phase 2 clinical trial. The decision to initiate Phase 2 trials in this indication was based, among other things, on results from Phase 1 trials that demonstrated that EOquin was safe, with no systemic toxicity, and was well tolerated at the dose level chosen for the Phase 2 trials. More importantly, EOquin demonstrated an initial indication of anti-tumor activity against superficial bladder cancer, as evidenced by six of eight patients showing a complete response (complete disappearance of the tumor as confirmed by biopsy) after receiving six treatments with EOquin over a period of six weeks. Of these six patients, none has experienced a recurrence, and two were free of tumor recurrence at the end of 12 months. One of the purposes of the ongoing Phase 2 trials is to determine the level of anti-tumor activity in a larger number of patients.

      We have also initiated an investigation of whether EOquin may have potential utility as a radiation sensitizer in the treatment of certain cancers. Radiotherapy along with chemotherapy has been the primary treatment for a number of cancers. Certain types of cancer cells can be primed through pre-treatment by a radiation sensitizer to respond better to radiation therapy.

      In 2001, we in-licensed EOquin and numerous related derivates from the NDDO Research Foundation in the Netherlands, in exchange for an up front fee, additional payments based upon achievement of certain milestones and a royalty based on net sales, if and when a commercial drug is approved and sales are initiated.

      Elsamitrucin: Elsamitrucin, an anti-tumor antibiotic that acts as a dual inhibitor of two key enzymes involved in DNA replication, topoisomerase I and II, is currently being developed for its initial indication, refractory non-Hodgkin’s lymphoma.

      Non-Hodgkin’s lymphoma is a tumor arising from the lymph nodes. According to the American Cancer Society, an estimated 54,370 new cases and 20,730 deaths will occur from non-Hodgkin’s lymphoma in 2004 in the U.S. In early stages, localized diseased lymph nodes can be treated with radiation therapy. Later stages of this disease are treated with chemotherapy or with chemotherapy plus radiation and highly specific monoclonal antibodies depending on the type of non-Hodgkin’s lymphoma. We believe elsamitrucin may prove to be an important addition in treating refractory non-Hodgkin’s lymphoma patients because it has shown some activity when used alone and it has exhibited a relatively low level of associated toxicity.

      By inhibiting the activity of the two key enzymes involved in DNA replication, elsamitrucin is thought to lead to DNA breaks that prevent the correct replication of DNA and ultimately result in cancer cell death. We plan to initiate an approximately 80 patient, Phase 2 trial in patients with refractory non-Hodgkin’s lymphoma, during the second quarter of 2004. In clinical trials conducted to date, elsamitrucin has also demonstrated a favorable side effect profile, notably, minimal toxicity to bone marrow.

      We in-licensed elsamitrucin from its developer, Bristol-Myers Squibb, in 2001, in exchange for an upfront fee, additional payments based upon achievement of milestones and a royalty based on net sales, if and when a commercial drug is approved and sales are initiated.

Generic Drug Strategy

      As a result of the number of branded pharmaceutical products coming off patent over the next decade, combined with the aging U.S. population and cost-containment efforts by the U.S. Federal Government and private insurance payors, we believe the U.S. market for generic drugs will display continued growth. We hope to capitalize on that growth and generate revenues to help fund our oncology research and development.

      Once we identify a generic drug candidate and secure a possible supplier of either the active pharmaceutical ingredient of the drug or the dosage form, we begin our own development and initiate regulatory approval processes. For generic drugs, the regulatory approval process includes preparation and submission to the U.S. Food and Drug Administration (FDA) of an Abbreviated New Drug Application (ANDA).

      The ANDA is a process created by the Drug Price Competition and Patent Term Restoration Act of 1984 for the accelerated approval of generic drugs. Among the many topics that must be covered in an ANDA is a demonstration that the generic drug has both bio-equivalence, which means that the rate and extent of absorption of the generic drug in the body is substantially equivalent to the previously approved branded drug, and chemical equivalence to the reference listed brand-name product, and that distribution of the generic drug will not infringe any existing patent(s) or is otherwise lawful.

      During 2003, we filed ANDAs for ciprofloxacin, carboplatin and fluconazole. We have identified additional generic drugs that we believe represent desirable market opportunities and we intend to file several additional ANDAs during 2004 and beyond. Future ANDA filings may be prepared directly through our internal development program, or jointly with current or new business alliance partners. The success of our Generic Drug Strategy depends significantly upon our relationships with our active pharmaceutical ingredient or dosage form suppliers based in India and other countries and our ability to develop and expand distribution channel relationships in the United States because we currently have no internal manufacturing or distribution capabilities. We believe our relations with our existing partners to be good, and we believe those relationships provide a good foundation for launching our Generic Drug Strategy. The long term success of our Generic Drug Strategy, however, depends in significant part on our ability to continue to improve and expand our existing relationships and establish new relationships with additional drug source and distribution partners, and otherwise enlarge and enhance our generic drug distribution capability, particularly in the United States.

Business Alliances

      In seeking business alliances in connection with our Generic Drug Strategy, we have focused, in particular, on seeking alliances with active pharmaceutical ingredient and dosage form companies based in India that have demonstrated expertise and capability to produce high quality products cost effectively with sufficient production capability to supply a distribution program in the United States. In addition, we have focused on seeking alliances with distribution companies with the necessary experience and expertise to market and distribute our generic drug candidates. During 2004 we will continue to seek new alliances (in India and elsewhere) to expand the portfolio of generic drug candidates available to us and advance our overall Generic Drug Strategy.

      The following are our current business alliance partners:

      J.B. Chemicals & Pharmaceuticals Ltd. (JBCPL) operates 11 manufacturing facilities in India, which produce active pharmaceutical ingredients, intermediates (“building blocks” in chemical compounds), finished dosage form pharmaceuticals and herbal remedies. JBCPL’s products are marketed in over 50 countries. JBCPL has been a participant in the pharmaceutical industry for more than 25 years.

      In 2002, Spectrum and JBCPL formed a joint venture named NeoJB LLC, a Delaware limited liability company. NeoJB is 80% and 20% owned by Spectrum and a subsidiary of JBCPL, respectively. In conjunction with the formation of NeoJB, we granted a five-year warrant to JBCPL to purchase up to 4,000 shares of our common stock at an exercise price of $11.25 per share, equal to the market price of our common stock on the date of grant. Through NeoJB, we intend to utilize JBCPL’s drug manufacturing capabilities to produce selected generic drug products and to market those generic drugs in the United States.

      In 2002, NeoJB entered into an agreement with JBCPL under which JBCPL granted NeoJB an exclusive license to obtain regulatory approval for market and distribute certain products, including ciprofloxacin and fluconazole, within the United States. The agreement contemplates, and the parties expect, that additional products may be added to the agreement from time to time. The agreement provides that we, or NeoJB, will bear all costs of regulatory approvals for the products and that JBCPL will manufacture and supply to NeoJB the products in such quantities as NeoJB may require at prices reasonably acceptable to both parties. The agreement provides that JBCPL shall not enter into any distribution or sale arrangement or grant any license with respect to any product covered by the agreement in the United States unless it first offers to enter into a supply agreement with NeoJB pursuant to certain procedures and conditions. In addition, the agreement provides that NeoJB shall not, for 5 years from the later of the termination of the agreement or expiration of the applicable patents, market in the United States any products which would compete with the distribution, marketing or sale of the products covered by the agreement. The agreement continues so long as JBCPL or any of its affiliates is a member of NeoJB or until jointly terminated by the parties.

      Under our alliance agreement with JBCPL, an entity affiliated with JBCPL agreed to invest $1 million in our common stock. The first $250,000 was invested in 2003 following acceptance by the FDA of our ANDA filing for ciprofloxacin, for 125,565 shares of our common stock at a price per share of $1.99 (equal to the closing price of our common stock on the date immediately prior to the date of acceptance of the ANDA by the FDA), and the remaining $750,000 will be invested if and when the ANDA is approved, at a price per share equal to the closing price of our common stock on the date immediately prior to the date of approval of the ANDA by the FDA.

      FDC Limited, based in Mumbai, India, has been manufacturing pharmaceuticals for over 60 years. FDC Limited manufactures, among other products, active pharmaceutical ingredients and certain oral, ophthalmic and otic drugs at their manufacturing facilities, and is actively selling certain active pharmaceutical ingredients produced at their FDA approved facilities in India into the United States market.

      In 2003, Spectrum and FDC Limited entered into an agreement under which Spectrum, on behalf of FDC Limited, will prepare and file with the FDA one or more ANDAs for certain ophthalmic drugs manufactured by FDC, and thereafter, if the ANDA is approved by the FDA, market those products in the United States as FDC’s exclusive distributor either directly or through third parties. The agreement contemplates, and the parties expect, that additional products may be added to the agreement from time to time. The agreement provides that all product registrations and ANDAs for drugs covered by the agreement shall be obtained by us in FDC’s name at our cost and that FDC will manufacture and supply to us the products in such quantities as we may require at prices reasonably acceptable to both parties. The agreement continues until jointly terminated by the parties. However, either party may terminate the agreement upon material breach by the other party or upon the failure to reach certain milestones within specified time periods. In addition, either party may terminate the agreement upon failure to agree to a mutually satisfactory supply price with respect to the products, in which case FDC is prohibited from selling such products within the United States for a price less than that offered to us under the agreement.

      Lannett Company, Inc., based in Philadelphia, is a pharmaceutical manufacturing and distribution company that markets and distributes generic drugs. In August 2003, we entered into an agreement with Lannett under which it will be our exclusive distributor for ciprofloxacin in the United States. The agreement provides that the parties shall mutually agree on an annual minimum amount of ciprofloxacin that Lannett must use its commercially reasonable efforts to market and sell in the United States. The agreement contemplates, and the parties expect, that additional products may be added to the agreement from time to time. Lannett agrees that if it decides to distribute any products other than ciprofloxacin under this agreement, that it will not, without our prior written consent, market, distribute or sell any product that competes with such additional products. The agreement continues for 18 months after the date upon which we are first allowed to sell ciprofloxacin in the United States, unless renewed by mutual agreement.

     Generic Products

      The following are our current generic drug candidates:

      Ciprofloxacin. Ciprofloxacin is a synthetic, broad-spectrum anti-bacterial agent that is indicated for the treatment of infections caused by susceptible strains of microorganisms in certain diseases. Ciprofloxacin is available in multiple dosage forms including tablets, oral suspension, otic, intravenous infusion and ophthalmic preparations. In March 2003, through our affiliate NeoJB and on behalf of JBCPL (our joint venture partner in NeoJB), we filed an ANDA for ciprofloxacin tablets. Although no assurance can be given, we hope to receive FDA approval during 2004. Our ciprofloxacin tablets will be manufactured by JBCPL utilizing its FDA approved facility in India.

      The total U.S. market size for the branded form of ciprofloxacin, Cipro®, is estimated at over $1 billion dollars. However, because the brand name company retains some portion of the unit market for the branded product post-patent expiration and may introduce innovative dosage forms of the branded product such as extended release forms before or immediately following patent expiration of the branded drug, the market size for the generic drug is usually smaller than the market for the branded form of the drug. The U.S. patent for Cipro®, held by Bayer Pharmaceuticals Corp. expired in December 2003. The FDA granted pediatric exclusivity (discussed below under “Patents and Proprietary Rights”) to Bayer which expires in June 2004. We intend to begin marketing and selling the tablet dosage form of ciprofloxacin through our alliance with Lannett if and when ANDA approval is given by the FDA and following the expiration of the pediatric exclusivity period.

      Carboplatin. Carboplatin is an anti-cancer drug indicated for the initial treatment of advanced ovarian cancer in combination with other approved chemotherapeutic agents and for the palliative treatment of patients with ovarian cancer recurrent after prior chemotherapy, including patients treated with cisplatin, another chemotherapeutic agent. In October 2003, we filed an ANDA for an injectable form of carboplatin.

      The total U.S. market size for the branded form of carboplatin, Paraplatin®, is estimated at over $700 million. The U.S. patent for Paraplatin®, held by Bristol-Myers Squibb Co., expires in April 2004. If FDA approval for our ANDA is obtained, we intend to begin marketing and sales of carboplatin immediately following such approval and the expiration of the patent. We will likely use one or more third party distributors with particular experience distributing injectable oncology drugs to carry out our distribution plan. We cannot at this time, however, provide any assurance that we either will establish distributor arrangements with third party distributors or will be able to acquire the necessary quantities of the drug from our supply sources on commercially feasible terms or terms otherwise acceptable to us.

      Fluconazole. Fluconazole is a synthetic anti-fungal agent indicated for the treatment of localized and systemic fungal infections. Fluconazole is available in multiple dosage forms including tablets, oral suspension and intravenous infusion. In December 2003, through NeoJB, we filed an ANDA for fluconazole tablets on behalf of JBCPL. We have entered into a supply agreement with JBCPL pursuant to which JBCPL will manufacture fluconazole for NeoJB utilizing JBCPL’s FDA approved facility in India.

      The total U.S. market size for the branded form of fluconazole, Diflucan®, is estimated at over $600 million. The original patent for Diflucan®, held by Pfizer Inc., expired on January 29, 2004. The FDA granted pediatric exclusivity to Pfizer until July 29, 2004. Following the expiration of the pediatric exclusivity period and subject to FDA approval of our ANDA, we intend to begin marketing and selling fluconazole using one or more third-party distributors with experience selling generic drug products into retail and institutional channels. We cannot provide assurance at this time that we will successfully establish distributor arrangements with a qualified third party distributor for this generic drug product.

Patents and Proprietary Rights

The Patent Process

      The United States Constitution provides Congress with the authority to secure for limited times to inventors the exclusive right to their discoveries. Congress codified this right in United States Code Title 35 which gave the patent office the right to grant patents to inventors and defined the process for securing a U.S. patent. This process involves the filing of a patent application that teaches a person having ordinary skill in the respective art how to make and use the invention in clear and concise terms. The invention must be novel (not previously known) and non-obvious (not an obvious extension of what is already known). The patent application concludes with a series of claims that specifically describe the subject matter that the patent applicant considers his invention.

      The patent office undertakes an examination process that can take from one to five years depending on the complexity of the patent and the problems encountered during examination. Generally, the less novel an invention is, the longer the examination process will last.

      In exchange for disclosing the invention to the public, the successful patent applicant is provided a right to exclude others from making, using or selling the claimed invention for a period of 20 years from the filing date of the patent application.

      Under certain circumstances a patent term may be extended. Patent extensions are most frequently granted in the pharmaceutical and medical device industries under the Drug Price Competition and Pricing Term Restoration Act of 1984, to recover some of the time lost during the FDA regulatory process, subject to a number of limitations and exceptions. The patient term may be extended up to a maximum of five years, however, as a general rule, the average extension period granted for a new drug is approximately three years and approximately 18 months for a new medical device. Only one patent can be extended per FDA approved product and a patent can only be extended once.

Generic Drugs and Pediatric Exclusivity

      As an incentive for pharmaceutical companies to research the safety and efficacy of their brand name drugs for use in pediatric populations, Congress enacted the Food & Drug Administration Modernization Act of 1997 which included a pediatric exclusivity for brand name drugs. This pediatric exclusivity protects drug products from generic competition for six months after their patents expire in exchange for research on children. For example, if a pharmaceutical company owns a patent covering a brand name drug they can only exclude third parties from selling generic versions of that drug until that patent expires. However, if the FDA grants a brand named drug pediatric exclusivity the FDA will not approve of the sale of any generic drugs for six months beyond the patent term covering the brand name drug. Thus, the pediatric exclusivity effectively extends the brand named company’s patent protection for six months. This extension applies to all dosage forms and uses that the original patent(s) covered.

Our Patent and Proprietary Rights

      We in-license from third parties certain patent and related intellectual property rights. In particular, we have licensed rights with respect to satraplatin, EOquin and elsamitrucin from Johnson Matthey PLC, the NDDO Research Foundation (in the Netherlands) and Bristol-Myers Squibb, respectively, in each case for the remaining life of the applicable patents. Our agreements provide us with exclusive worldwide rights to, among other things, develop, sublicense, and sell the drug candidates. We are responsible for all development, patent filing and maintenance costs (except with regard to patent filing and maintenance costs for satraplatin), sales, marketing and liability insurance costs. Our protection, preservation and infringement-free commercial exploitation of these patents and related intellectual property rights is very important to the successful execution of our Oncology Strategy.

      In connection with our Generic Drug Strategy, we have filed ANDAs for ciprofloxacin and fluconazole on behalf of JBCPL. JBCPL will own the ANDAs and we will have the exclusive license to market and distribute those drugs within the United States. We filed our own ANDA for carboplatin and we plan to file other ANDAs in the future for our own account and on behalf of others.

      We also hold U.S. and foreign patent rights related to our neurology drug candidates. All neurology patents were assigned to us by the inventors, including Dr. Alvin Glasky (a former Chairman and CEO of the Company) and McMaster University, for certain royalty payments. We intend to out-license these patent rights for further development because we are not pursuing internally, and do not presently intend to pursue internally, further development of any products based on the neurology patents.

      In addition to the specific intellectual property subjects discussed above, we have filed for certain trademark protections. In conducting our business generally, we rely upon trade secrets, know-how, licensing arrangements and appropriate and customary practices for the protection of our confidential and proprietary information.

      Please also read our discussion of patent and intellectual property matters in the “RISK FACTORS” section of this report.

Competition

      The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as many specialized pharmaceutical companies, engage in drug development activities and generic drug marketing activities similar to ours.

      Our Oncology Strategy competitors that have products on the market or in research and development that are in the same clinical focus as us include Amgen, Inc., Bayer AG, Eli Lilly and Co., Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, Glaxo SmithKline, Biogen-IDEC Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Aventis Pharmaceuticals Inc., Pfizer, Inc., AVI Biopharma, Inc., Chiron Corp., Corixa Corp., Genta Inc., Imclone Systems Incorporated, MGI Pharma, Inc. and SuperGen, Inc., among others. Many of our competitors are large and well capitalized companies such as Eli Lilly and Co. and Bristol-Myers Squibb focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

      Technologies under development by these and other pharmaceutical companies could result in treatments for diseases and disorders for which we are developing our own treatments. Several other companies are engaged in research and development of compounds that are similar to our research. In the event that one or more of these programs is successful, the market for some of our drug candidates could be reduced or eliminated.

      Companies that have a significant generic presence include American Pharmaceutical Partners, Bedford Laboratories, Barr Laboratories, Sicor, Inc., Teva Pharmaceuticals and Watson Pharmaceuticals, Inc. Some

additional competitors in the generics market include Eon Labs, Inc., Pliva, Inc., Impax Laboratories, Inc. and Akorn, Inc., a competitor particularly in the field of generic ophthalmic drugs. The generic market is particularly price sensitive and price competitive and success in the generic business is dependent upon many factors, including: FDA approval, ability to launch at patent expiration of the brand name drug product and the number of generic competitors entering the market. Although we believe that our Generic Drug Strategy, and particularly our alliances with India-based pharmaceutical companies who are able to manufacture drugs at their FDA-approved plants, provides us an opportunity to compete in the generic drug markets we have identified, we have not yet sold any generic drugs, or had any approved, and can not provide any assurance that our entry into these markets will be successful or profitable.

      Any product for which we obtain FDA approval must also compete for market acceptance and market share. For example, cisplatin and carboplatin are the most prevalent platinum-based derivatives used in chemotherapy and are the primary treatment for many of the cancer types we are pursuing. Our drug candidate, satraplatin, if the FDA approves it for sale, would likely compete against these drugs directly. Unless satraplatin is shown to have better efficacy and is as cost effective, if not more cost effective, than cisplatin and carboplatin, it may not gain acceptance by the medical field and therefore never be successful commercially. Competition for branded drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies.

      We expect technological developments and improvements in the fields of our business to continue to occur at a rapid rate and, as a result, expect competition to remain intense. Please also read our discussion of competition matters in the “RISK FACTORS” section of this report.

Sales and Marketing

      In previous years we did not have any products or services to market, and therefore, had no marketing, sales, or distribution organization. In anticipation of FDA approval of our ANDAs for our generic drugs, in 2003 we entered into an agreement with Lannett Company to market and distribute our first generic drug, ciprofloxacin, if and when our ANDA is approved by the FDA. We also intend to seek alliances with other third parties to assist us in the marketing and sale of our other drug candidates. In addition, in 2003 we hired a vice president of marketing and sales and intend to hire additional sales and marketing personnel in the future, as needs dictate.

Research and Development

      From our inception through September 2002, we devoted substantially all of our resources and efforts to early stage drug research and development. Commencing with the launch of our new business strategy in August 2002, we eliminated early stage drug research and development and focused our research and development efforts on development of later stage drug product candidates that are already in or about to enter human clinical trials. Research and development expenditures are expensed as we incur them and were approximately $4 million in 2003, $12 million in 2002, and $21 million in 2001.

Governmental Regulation

      The production and marketing of our oncology and generic drug products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation. The Federal Food, Drug and Cosmetics Act, as amended from time to time, and the regulations promulgated thereunder, as well as other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. Product development and approval within this regulatory framework, including for drugs already at a clinical stage of development, can take many years and require the expenditure of substantial resources. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to regular inspections by the FDA and must comply with Good Manufacturing Practices. To supply products for use in the United States, foreign manufacturing establishments must also comply with Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA.

General Information about the Drug Approval Process

      The United States system of new drug approval is one of the most rigorous in the world. Only a small percentage of compounds that enter the pre-clinical testing stage are ever approved for commercialization. Our Oncology Strategy focuses on in-licensing clinical stage drug candidates that are already in or about to enter human clinical trials. This strategic focus on clinical stage drug candidates (those eligible for human trials) is designed to address certain risks of drug development by shortening the timeline to marketability and reducing the risk of failure, both of which are higher with an early stage product.

      The following general comments about the drug approval process are relevant to the development activities we are undertaking with our Oncology drugs.

      Pre-clinical Testing: During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of a drug compound against the targeted disease and the compound is evaluated for safety.

      Investigational New Drug Application: After pre-clinical testing, an Investigation New Drug Application is submitted to the FDA to begin human testing of the drug.

      Phase 1 Clinical Trials: After an Investigational New Drug Application becomes effective, Phase 1 human clinical trials can begin. These trials, involving small numbers of healthy volunteers or patients usually define a drug candidate’s safety profile, including the safe dosage range.

      Phase 2 Clinical Trials: In Phase 2 clinical trials, controlled studies of volunteer human patients with the targeted disease are conducted to assess the drug’s effectiveness. These studies are designed primarily to determine the appropriate dose levels and to evaluate the effectiveness of the drug on humans, as well as to determine if there are any side effects on humans.

      Phase 3 Clinical Trials: This Phase usually involves large numbers of patients with the targeted disease. During the Phase 3 clinical trials, physicians monitor the patients to determine the drug candidate’s efficacy and to observe and report any adverse reactions that may result from long-term use of the drug on a large, more widespread, patient population. During the Phase 3 clinical trials, the drug candidate is compared to either a placebo or a standard treatment for the target disease.

      New Drug Application: After completion of all three clinical trial phases, if the data indicates that the drug is safe and effective, a New Drug Application is filed with the FDA. We estimate that approval of a New Drug Application for a cancer drug generally takes six months to three years.

      Fast Track Review: The FDA has established procedures for accelerating the approval of drugs to be marketed for serious diseases for which the manufacturer can demonstrate the potential to address unmet medical needs. One of our drug candidates, satraplatin, has been given a fast track designation for the hormone refractory prostate cancer indication.

      Abbreviated New Drug Application (ANDA): The Abbreviated New Drug Application is particularly relevant for our Generic Drug Strategy. An ANDA is the abbreviated review and approval process created by the Drug Price Competition and Patent Term Restoration Act of 1984 for the accelerated approval of generic drugs. An ANDA applicant must certify that the generic drug does not infringe on existing patent(s), that the relevant patents have expired and no further patent protection is afforded to the innovator, or that the relevant patent(s) for the brand name product is invalid. The ANDA must also demonstrate both chemical equivalence and bio-equivalence (the rate and extent of absorption of the generic drug in the body is substantially equivalent to the previously approved brand name drug), unless a bio-equivalence waiver is granted by the FDA in the case of an injectable generic drug to the brand name product. The ANDA drug development and approval process generally takes less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product. We estimate that approval of an Abbreviated New Drug Application generally takes one to two years.

      Approval: If the FDA approves the New Drug Application, the drug becomes available for physicians to prescribe to patients for treatment. The marketing of a drug after FDA approval is subject to substantial continuing regulation by the FDA, including regulation of manufacturing practices and the advertising and promotion of the drug.

      Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, ANDAs or other product applications enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. See “Risks Factors – Any failure to comply with extensive governmental regulation could prevent or delay product approval or cause governmental authorities to disallow our products after approval and subject us to criminal or civil liabilities.”

      The Generic Drug Enforcement Act of 1992 established penalties for wrongdoing in connection with the development or submission of an ANDA. Under this Act, the FDA has the authority to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending NDA, ANDA or other regulatory submissions under its Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy.

      As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission and the Department of Justice certain types of agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs. This new requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this new requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

      Continuing studies of the proper utilization, safety and efficacy of pharmaceuticals and other health care products are being conducted by industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing.

Employees

      As of December 31, 2003, we had sixteen full-time employees, of which four hold M.D. degrees and one holds a Ph.D. degree. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. We cannot assure you that we will be able to attract and retain qualified personnel in sufficient numbers to meet our needs. Our employees are not subject to any collective bargaining agreements, and we regard our relations with our employees to be good.

Available Information

      We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically.

      We also maintain a website located at http://www.spectrumpharm.com, and electronic copies of our periodic and current reports, and any amendments to those reports, are available, free of charge, under the “Investor Relations” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

      For financial information regarding our business activities, please see “Item 8 – Financial Statements.”

RISK FACTORS

      An investment in our common stock involves a high degree of risk. Our business, financial condition, operating results and prospects can be impacted by a number of factors, including, but not limited to those set forth below and elsewhere in this report, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment. You should consider these risks carefully before deciding to invest in our common stock. Factors that may affect our business, financial condition, operating results, and prospects include:

Our losses will continue to increase as we expand our development efforts, and our efforts may never result in profitability.

      Our cumulative losses since our inception in 1987 through December 31, 2003 were in excess of $150 million, almost all of which consisted of research and development and general and administrative expenses. We lost approximately $10 million in 2003, $18 million in 2002 and $28 million in 2001. We expect to continue to incur losses in the future, particularly as we continue to invest in the development of our oncology drug candidates, and expand the scope of our generics operations. We currently do not sell any products or services and we may never achieve revenues from sales of products or become profitable. Even if we eventually generate revenues from sales, we nevertheless may continue to incur operating losses over the next several years.

Our business does not generate the cash needed to finance our ongoing operations and therefore, we will need to raise additional capital.

      Our business does not generate cash from operations needed to finance our ongoing operations. We have relied primarily on raising capital through the sale of our securities, and/or out-licensing our drug candidates and technology, to meet our financial needs. Our existing cash and investment securities are sufficient to fund our current planned pharmaceutical operations for the next two years based upon our current operating expenses. Therefore, we expect that we may need to seek additional capital within the next two years, through public or private financings, including equity financings, and through other arrangements to continue operating our businesses and to support the research and development of our potential products long-term. In addition, if we choose to expand our operations beyond what is currently planned, or should our anticipated operating expenses increase, we will have to raise capital sooner.

      We may not be able to raise additional capital on favorable terms, if at all. Accordingly, we may be forced to significantly change our business plans and restructure our operations to conserve cash, which would likely involve out-licensing or selling some or all of our intellectual, technological and/or tangible property not presently contemplated and at terms that we believe would not be favorable to us and/or reducing the scope and nature of our currently planned research and drug development activities. An inability to raise additional capital would also impact our ability to expand operations.

Our existing oncology drug candidates may not prove safe or effective.

      Each of our existing three oncology drug candidates, satraplatin, EOquin and elsamitrucin, are in various stages of clinical trials. The principal purpose of such trials is to research and, hopefully, verify the safety and efficacy of the drug candidates in treating a particular disease or symptom. Clinical trial data may indicate that any or all of our drug candidates either are not sufficiently safe for human use or do not have a meaningful beneficial effect in the treatment of a particular disease or symptom. If we, or a regulatory body such as the FDA, conclude that any of our drug candidates either are not safe or have no beneficial effect, then the value of that drug candidate will be materially diminished or lost entirely. If and when we acquire additional oncology drug candidates, they also will be subject to these same risks and uncertainties.

Our oncology drug candidates may not be more effective, safer or more cost efficient than competing drugs and otherwise may not have any competitive advantage.

      Oncology drugs produced by other companies are currently on the market for each cancer type we are pursuing. Even if one or more of our oncology drug candidates ultimately received FDA approval, we cannot provide any assurance that our drug candidates will have better efficacy in treating the target indication than a competing drug, have a more favorable side-effect profile than a competing drug, be more cost efficient to manufacture or apply, or otherwise demonstrate a competitive advantage over competing therapies. Accordingly, even if FDA approval is obtained for one or more of our drug candidates, we can provide no assurance that it will gain acceptance by the medical field or become commercially successful.

The development of our lead drug candidate, satraplatin, depends on the efforts of a third party.

      In September 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. We will not have control over the drug development process and therefore, the success of our lead drug candidate will depend upon the efforts of GPC Biotech. There is no assurance that GPC Biotech will be successful in the clinical development of the drug, the achievement of any milestones such as the acceptance of a NDA filing by the FDA or the eventual commercialization of satraplatin.

Our efforts to acquire or in-license and develop additional oncology drug candidates may fail.

      The long-term success of our Oncology Strategy depends in part on obtaining clinical stage drug candidates in addition to our existing portfolio of satraplatin, EOquin and elsamitrucin. We are actively seeking to acquire or in-license additional clinical stage oncology drug candidates. We can give no assurance, however, that we will be successful in locating and acquiring or in-licensing additional desirable drug candidates on acceptable terms.

Price and other competitive pressures may make the marketing and sale of our generic drugs not commercially feasible and not profitable.

      We have not yet successfully obtained regulatory approval of any of our drug candidates. Even if we obtain regulatory approval to market one or more generic drug products in the United States, we cannot provide any assurance that we will be able to complete a transfer price arrangement with the manufacturer of the drug product that will allow us to market the drug(s) in the United States on terms favorable to us, or at all. In addition, the generic drug market in the United States is extremely competitive, characterized by many participants and constant downward price pressure on generic drug products. Consequently, margins are continually reduced and it is necessary to continually introduce new products to achieve and maintain profitability.

      If we obtain regulatory approval to market one or more generic drug products in the United States, then we may face opposition from the producers of the branded versions of these drugs. Branded pharmaceutical companies have aggressively sought to prevent generic competition, including the extensive use of litigation.

      In addition, many branded pharmaceutical companies increasingly have used state and Federal legislative and regulatory means to delay generic competition. These efforts have included:

•	Pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for a number of years or otherwise delay the launch of generics;

•	Using the Citizen Petition process to request amendments to FDA standards;

•	Seeking changes to the United States Pharmacopoeia, an organization which publishes industry recognized compendia of drug standards; and

•	Attaching patent extension amendments to non-related federal legislation.

      In addition, some branded pharmaceutical companies have engaged in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs. Some of these initiatives could have an impact on products that we will seek to introduce into the United States. We have limited resources, and may not be able to effectively respond to these or other measures that may be taken by pharmaceutical companies that produce the branded version of our generic products.

We may not be successful in establishing additional generic drug supply relationships.

      Long-term success of our Generic Drug Strategy depends in part on our ability to expand and enhance our existing relationships and establish new relationships for supplying generic drug products. We do not presently intend to focus our research and development efforts on developing active pharmaceutical ingredients or the dosage form for generic drugs. In addition, we currently have no capacity to manufacture generic drug products and do not intend to spend our capital resources to develop the capacity to do so. Therefore, we must rely on relationships with other companies to supply our generic drug products. We cannot provide any assurance that we will be successful in expanding or enhancing our existing relationships or in securing new relationships. If we fail to expand relationships, our ability to expand our generic drug business will be harmed.

We may not be successful in expanding our generic drug distribution capabilities in the United States.

      Many of our competitors have substantial, established direct and indirect distribution channels. We have not yet undertaken the marketing and distribution of a generic drug product and we currently have no direct sales and marketing organization and our limited sales and marketing resources our devoted to establishing and enhancing our third party distribution relationships. The long-term success of our Generic Drug Strategy depends in part on our ability to enlarge and enhance our generic drug distribution capability in the U.S. We cannot provide any assurance that we will be successful in expanding or enhancing our existing distribution channel relationships, establishing new, additional distribution channel relationships or establishing a direct generic drug marketing capability sufficient to effectively and successfully compete.

Once approved, our supply of a generic drug product is dependent upon the production capabilities of our supply sources.

      We have no internal manufacturing capacity for our drug product candidates, and therefore, we will be dependent on our manufacturing partners for our supply of products. The manufacture of certain generic drug products, including the acquisition of compounds used in the manufacture of the finished generic drug product, may require considerable lead times. Further, sales of a new generic drug product may be difficult to forecast. Also, we will have no control over the production process. Accordingly, there could arise circumstances in which market demand for a particular generic product could outstrip the ability of our supply source to timely manufacture and deliver the product, thereby causing us to lose sales.

We are dependent on third parties for clinical testing, manufacturing and marketing our proposed products.

      We may not conduct some clinical trials ourselves, and we will not manufacture any of our proposed products for commercial sale nor do we have the resources necessary to do so. In addition, we do not have the capability to market our drug products ourselves. We intend to contract with larger pharmaceutical companies or contract research organizations to conduct such activities. In connection with our efforts to secure corporate partners, we may seek to retain certain co-marketing rights to certain of our drug candidates, so that we may promote our products to selected medical specialists while our corporate partner promotes these products to the medical market generally. We cannot be certain that we will be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure adequate partnering arrangements, we will have to hire additional employees or consultants with expertise in marketing, since our current employees have no experience in these areas. We cannot be certain that sufficient employees with relevant skills will be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.

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

      We may manage and conduct some future clinical trials ourselves rather than hiring outside clinical trial contractors. While some of our management has had experience at conducting clinical trials, we have limited experience in doing so as a company. If we move forward with self-conducted clinical trials, our limited experience may delay the completion of our clinical trials and increase our costs.

Rapid technological advancement may render our drug candidates obsolete.

      The pharmaceutical industry is characterized by rapidly evolving technology. We cannot provide any assurance that a competitor may not develop a new technology, product or therapy that has better efficacy, a more favorable side-effect profile or is more cost effective than one or more of our drug candidates or generic products and thereby cause our drug candidate or generic product to become commercially obsolete.

Competition for patients in conducting clinical trials may prevent or delay approval of a drug candidate and strain our limited financial resources.

      Many pharmaceutical companies are conducting clinical trials in patients with the cancer types that our drug candidates target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we cannot be certain how many of the eligible cancer patients may be enrolled in competing studies and consequently not available to us. This competition may increase costs of our clinical trials and delay the introduction of our potential products.

We are a small company relative to our principal competitors and our limited financial resources may limit our ability to develop and market our oncology drug candidates and our Generic Strategy drug products.

      Many companies, both public and private, including well-known pharmaceutical companies and smaller niche-focused companies, are developing products to treat all of the diseases we are pursuing, or distribute generic drug products directly competitive to the generic drugs we intend to market and distribute. Many of these companies have substantially greater financial, research and development, manufacturing, marketing and sales experience and resources than us. As a result, our competitors may be more successful than us in developing their products, obtaining regulatory approvals and marketing their products to consumers.

We may need additional expertise in marketing and other areas in order to achieve our business objectives and we may not be able to attract additional skilled personnel.

      Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the inability to attract and retain the additional skilled personnel required for the expansion of our business, could significantly damage our business.

We may not be successful in obtaining regulatory approval to market and sell any of our oncology or generic drugs.

      Before our drug candidates can be marketed and sold in the United States, regulatory approval must be obtained from the FDA and comparable foreign regulatory agencies. Following successful completion of Phase 3 clinical trials, a comprehensive New Drug Application (NDA) must be filed with the FDA. The review and approval, or denial, process for an application can take years. We can give no assurance that the FDA, and comparable foreign regulatory agencies, will timely, or ever, approve an application. Among the many possibilities, the FDA may require substantial additional testing or clinical trials or find our drug candidate is not sufficiently safe or effective in treating the targeted disease. Further, we cannot provide any assurance that a competitor may not develop a competing drug or therapy that impairs or eliminates the commercial feasibility of our drug candidates.

      We plan to use our management’s experience with the regulatory approval process in the United States to prepare, file and prosecute appropriate Abbreviated New Drug Applications (ANDAs) for our current and future generic drug candidates. During 2003 we filed three ANDAs for ciprofloxacin, carboplatin and fluconazole. We intend to file additional ANDAs during 2004 and beyond. We cannot provide any assurance that the FDA will approve all, or any, of our ANDAs. Generic drugs generally have a relatively short window in which they can be profitable before other manufacturers introduce competing products that impose downward pressure on prices and reduce market share for other versions of the generic drug. Consequently, delays in obtaining FDA approval may also significantly impair our ability to compete.

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

Intellectual property rights are complex and uncertain and therefore may subject us to infringement claims.

      The patent positions related to our drug portfolio candidates that we have in-licensed from third parties and those related to our Generic Strategy drug candidate portfolio are inherently uncertain and involve complex legal and factual issues. Although we are not aware of any infringement by any of our drug candidates on the rights of any third party, there may be third party patents or other intellectual property rights relevant to our drug candidates of which we are not aware. Third parties may assert patent or other intellectual property infringement claims against us with respect to our drug candidates or our generic drug products. This could draw us into costly litigation as well as result in the loss of our use of the intellectual property that is critical to our business strategy.

Intellectual property litigation is increasingly common and increasingly expensive.

      Patent and other intellectual property litigation is becoming more common in the pharmaceutical industry. Litigation is sometimes necessary to defend against or assert claims of infringement, to enforce our patent rights, to protect trade secrets or to determine the scope and validity of proprietary rights of third parties. No third party has asserted that we are infringing upon their patent rights or other intellectual property, nor are we aware that we are infringing upon any third party’s patent rights or other intellectual property. We may, however, be infringing upon a third party’s patent rights or other intellectual property, and litigation asserting such claims might be initiated in which we would not prevail or we would not be able to obtain the necessary licenses on reasonable terms, if at all. All such litigation, whether meritorious or not, as well as litigation initiated by us against third parties, is time consuming and very expensive to defend or prosecute and to resolve.

      If our competitors prepare and file patent applications in the United States that claim technology we also claim, we may have to participate in interference proceedings required by the Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we ultimately prevail. Results of interference proceedings are highly unpredictable and may result in us having to try to obtain licenses in order to continue to develop or market certain of our drug candidates.

      We also rely on trade secret protection and contractual protections for our un-patented, confidential and proprietary technology. Trade secrets are difficult to protect. While we enter into proprietary information agreements with our employees, consultants and others, these agreements may not successfully protect our trade secrets or other confidential and proprietary information.

We may be subject to product liability claims, and may not have sufficient product liability insurance to cover any such claims, which may expose us to substantial liabilities.

      We may be exposed to product liability claims from patients who participate in our clinical trials, or, if we are able to obtain FDA approval for one or more of our potential products, from consumers of our products. Although we currently carry product liability insurance in the amount of $5 million per occurrence and in the aggregate, it is possible that the amounts of this coverage will be insufficient to protect us from future claims.

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

The loss of key personnel could significantly hinder our growth strategy and might cause our business to fail.

      Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, the President of our Oncology division. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded the major changes in our business strategy and coordinated structural reorganization. Dr. Lenaz has been President of our Oncology Division since 2000 and has played a key role in the identification and development of our oncology drug candidates. The loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2004, with automatic one-year renewals thereafter unless we, or Dr. Shrotriya, gives notice of intent not to renew at least 90 days in advance of the renewal date. Dr. Lenaz has an employment agreement with us that will expire on July 1, 2004, with automatic one year renewals thereafter unless Dr. Lenaz or we give notice of intent not to renew at least 90 days in advance of the renewal date.

      We also may need substantial additional expertise in marketing and other areas in order to achieve our business objectives. Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the delay or inability to attract and retain the additional skilled personnel required for the expansion of our business, could significantly damage our business.

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our common stock to fall. Any future equity issuances by us may have dilutive and other effects on our existing stockholders.

      As of March 19, 2004, there were approximately 10 million shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if exercised or converted, would obligate us to issue up to approximately 9 million additional shares of common stock. A substantial number of those shares, when we issue them upon conversion or exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

      We have financed our operations, and for the foreseeable future we expect to continue to finance a substantial portion of our operating cash requirements, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our other stockholders. These issuances would also cause our net income, if any, to decrease or our loss per share to decrease in future periods. As a result, the market price of our common stock could drop.

The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.

      The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2003, the price of our common stock ranged between $1.66 and $10.37, and the daily trading volume, was as high as 3,338,000 shares and as low as 1,300 shares.

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

      In December 2000, we adopted a Stockholder Rights Plan pursuant to which we distributed rights to purchase units of our Series B Junior Participating Preferred Stock. The rights become exercisable upon the earlier of ten days after a person or group of affiliated or associated persons has acquired 20% or more of the outstanding shares of our common stock or ten business days after a tender offer has commenced that would result in a person or group beneficially owning 20% or more of our outstanding common stock. These rights could delay or discourage someone from acquiring our business, even if doing so would benefit our stockholders.

The use of hazardous materials in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials.

      Our research and development efforts involved and may involve the use of hazardous materials, including biological materials, chemicals and radioactive materials. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of these materials and some waste products. We believe that our safety procedures for the storage, use and disposal of these materials comply with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were to be an accident, we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage of up to $1,000,000 per occurrence for injuries resulting from the hazardous materials we use, and up to $25,000 per occurrence for pollution clean up and removal, however, future claims may exceed these amounts. Currently the costs of complying with federal, state and local regulations are not significant, and consist primarily of waste disposal expenses.

Item 2.	Properties

      Our corporate administrative offices are located in a two-story 34,320 square foot facility containing office and laboratory space, constructed for us in Irvine, California. The base monthly rent for the facility is currently $42,862 plus taxes, insurance and common area maintenance. The lease on this facility expires on June 30, 2004 at which time we anticipate renewing the lease for a five-year period, at a cost equal to or better than our current lease rate. This facility is suitable and adequate to undertake our current and anticipated future operations; however, at this time, we are currently utilizing only half of the facility. For the foreseeable future we expect to continue sub-leasing the laboratory space to one or more third parties

      We lease a small administrative office in Zurich, Switzerland on an expense-sharing basis. The financial and other terms of this lease are not material to our business.

      As of December 31, 2003, we were also committed through September 2006 under a non-cancelable lease entered into in 2001 with the Regents of the University of California, Irvine (UCI), in order to conduct our functional genomics research at a laboratory administrative facility adjacent to the University. In March 2004, we reached a settlement, subject to completion of definitive documentation, with UCI, pursuant to which the future lease obligations have been terminated.

Item 3.	Legal Proceedings

      We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. We are not aware of any pending litigation matters that will materially affect our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

      As of March 19, 2004, there were 10,003,670 shares of common stock outstanding and 387 shareholders of record. On March 19, 2004, the closing sale price of our common stock was $8.18 per share.

Market for Securities

      Our common stock is traded on the Nasdaq SmallCap Market under the symbol “SPPI.” The high and low sale prices of our common stock reported by Nasdaq during each quarter ended in 2003 and 2002 were as follows:

	High	Low

Year 2003
Quarter Ended
March 31	$2.40	$1.66
June 30	$6.40	$1.90
September 30	$10.37	$3.57
December 31	$8.60	$5.42
Year 2002
Quarter Ended
March 31	$101.25	$40.25
June 30	$67.25	$3.50
September 30	$6.50	$0.80
December 31	$2.75	$0.91

      The high and low sales prices of our common stock reported by Nasdaq reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. Common stock prices have been restated to reflect the 25-for-1 reverse split of our outstanding common stock on September 6, 2002.

Dividends

      We have never paid cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, to finance future growth.

Item 6.	Selected Financial Data

      The following table presents our selected financial data. Financial data for the years ended December 31, 2003, 2002 and 2001 and as of December 31, 2003 and 2002 has been derived from our audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial data for the years ended December 31, 2000 and 1999 and as of December 31, 2001, 2000 and 1999 has been derived from our audited financial statements not included herein.

CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data)

Statement of Operations Data for the
Years Ended December 31:	2003	2002	2001	2000	1999

Revenues	$1,000	$2,371	$41	$–	$–
Operating expenses:
Research and development	3,683	11,706	20,611	38,767	20,058
General and administrative	5,049	3,691	5,475	4,352	3,071
Stock based compensation	2,573	1,431	2,105	755	394
Restructuring expenses	163	3,050	–	–	–
Settlement of litigation	–	–	–	–	2,458

Loss from operations	(10,468)	(17,507)	(28,150)	(43,874)	(25,981)
Other income (expense)	78	(127)	315	(2,553)	(9)

Net loss	$(10,390)	$(17,634)	$(27,835)	$(46,427)	$(25,990)
Basic and diluted loss per share	$(4.83)	$(12.34)	$(36.50)	$(109.25)	$(92.00)

Cash Dividends on common stock	$–	$–	$–	$–	$–

Balance Sheet Data at December 31:	2003	2002	2001	2000	1999

Cash, cash equivalents and marketable securities	$26,351	$1,578	$7,157	$11,470	$9,681
Property and equipment, net	560	802	4,689	3,416	3,161
Total assets	27,389	3,453	12,825	15,781	13,174
Current liabilities	3,108	2,522	5,212	5,110	4,757
Long-term debt, less current portion	–	158	464	474	637
Other non-current-liabilities	–	101	362	87	75
Minority interest in consolidated subsidiaries	–	–	–	7,280	–
Total stockholders’ equity	$24,281	$672	$6,787	$2,830	$7,705

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion of the financial condition, changes in financial condition and results of our operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” as well as those discussed elsewhere.

Financial Condition

General

      Since inception in 1987 through August 2002, we devoted our resources primarily to fund research on early stage, or novel, drug products and functional genomics discovery, and recorded significant losses. Our operations have historically been financed by the issuance of capital stock because it is generally difficult to fund pharmaceutical research via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of this research and the timing of those results.

      In August 2002, we adopted a new business model, with a primary focus on conducting development research on late-stage oncology products. This strategy is designed to address the risks of drug development by shortening the timeline to marketability, and reducing the risk of failure, which is higher with an early stage product. Further, in order to mitigate our future financing needs to fund such research, our plan is to generate revenues from the sale of generic versions of drugs coming off-patent over the next several years. If successful, we believe this strategy may provide revenues as early as 2004.

      Our cumulative losses through December 31, 2003 have exceeded $150 million. Our operating expenses, excluding stock-based compensation and restructuring expenses, were reduced from approximately $6 million per quarter during the first half of 2002 to an average of less than $2.5 million per quarter during 2003. Such reduction in expenses was principally due to reductions in personnel, occupancy, drug product and formulation costs, associated with the discontinued neurology and functional genomics activities. Our anticipated average operating expenses (excluding stock-based compensation and restructuring charges, if any) for 2004 is expected to increase to approximately $3 million per quarter, reflecting the increase in our scope of activities, which include development of our oncology drug candidates and investigation and development of new generic drug candidates. We expect to continue to incur additional losses as we implement our growth strategy of developing marketable drug products. Such significant additional operating losses are likely to be incurred for at least the next several years unless they are offset, if at all, by licensing revenues under our agreement with GPC Biotech AG and any revenue from our generic products.

Liquidity and Capital Resources

      Since August 2002 we have secured over $32 million in financing, entered into strategic alliances, and filed three ANDAs with the FDA. These actions are designed to position us to capitalize on growth opportunities.

      Our business does not generate enough cash from operations needed to finance our ongoing operations. However, we believe that the approximately $26 million in cash and marketable securities on hand as of December 31, 2003 will be sufficient to fund our current planned operations for approximately two years, based on our current operating expenses (excluding stock-based compensation and restructuring charges, if any).

      In addition, as of December 31, 2003, security holders held options and warrants which, if exercised, would obligate us to issue up to approximately an additional 7 million shares of common stock for potential aggregate proceeds of approximately $32 million.

      Over the long-term, we will likely need to continue to raise funds through public or private financings, including equity financings and through other arrangements, to continue operating our business. However, if we are successful in generating revenues and profits from the sale of generic drugs, we expect to use such resources to help to reduce this reliance on raising funds through the sale of our securities.

Net Cash used in Operating activities

      During the years ended December 31, 2003 and 2002, the net cash used in operations, for research and development and general and administrative expenses, was approximately $6.2 million and $15.3 million respectively, after recording revenues of $1.0 million and $2.4 million respectively. The decrease in cash used in operations in 2003 was primarily due to reduced spending for activities related to functional genomics and neurology that were not consistent with our new business focus.

Net Cash provided by and used for Financing Activities

      Cash provided by financing activities was $31.0 million and $9.1 million, for the years ended December 31, 2003 and 2002, respectively. The increase in cash from financing sources of $21.9 million from the prior year was primarily due to the issuance in 2003 of 600 shares of our Series D Preferred Stock for approximately $5.2 million, 1,211,578 shares of our common stock for approximately $4.5 million, 2000 shares of our Series E Preferred Stock for approximately $18.2 million and 1,169,070 shares of our common stock issued upon exercise of outstanding warrants for approximately $3.3 million.

      We have no debt except capital lease obligations; capital lease payments amounted to $320,000 and $653,000 during the years ended December 31, 2003 and 2002, respectively.

Critical Accounting Polices and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including cash requirements, from assessing: planned research and development activities and general and administrative requirements, the retention of key personnel, required clinical trial activity, market need for our drug candidates and other major business assumptions.

      Our significant accounting policies are described in Note 2 to the consolidated financial statements. The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

Property and Equipment

      We carry property and equipment at historical cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight line basis over their estimated lives (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term.

      We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, we reduce the carrying value of the asset to fair value.

Patents and Licenses

      We own or license all the intellectual property that forms the basis of our intellectual property. To date we have adopted the practice of expensing all licensing and patent application costs.

Revenue Recognition

      License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. We defer revenue recognition for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations. Milestones which are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

Research and Development

      Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, costs of clinical trials, laboratory supplies and drugs, and allocations of corporate costs. We expense all research and development activity costs in the period incurred.

Accounting for Stock-Based Employee Compensation

      We account for all of our stock based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, we recognize non-employee stock based compensation or payments using a fair market value methodology promulgated by SFAS 123, which standard also permits continued use of accounting for employee stock-based compensation using the intrinsic value methodology of accounting promulgated by Accounting Principles Board (or APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method, stock-based compensation is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price. We recognize employee stock-based compensation using the intrinsic value methodology promulgated by APB 25.

Results of Operations

Results of Operations for Fiscal 2003 Compared to Fiscal 2002

      Revenue for 2003 of $1 million decreased by approximately $1.4 million as compared to 2002, and was derived from the second licensing fee of $1 million under the co-development and licensing agreement with GPC Biotech AG, which became due in September 2003 upon dosing of the first patient in a registrationial study. Future GPC revenues are dependant upon the occurrence of milestones specified in the agreement.

      Research and development expenses decreased by approximately $8.0 million, from $11.7 million in 2002 to $3.7 million in 2003 primarily as a result of the restructuring, initiated in August 2002, whereby all research activities related to Neotrofin, functional genomics and neurology were eliminated. In 2003, research and development expenses included our ongoing clinical trial for EOquin™ in the treatment of patients with superficial bladder cancer, procurement of elsamitrucin supplies for an upcoming clinical trial in patients with non-Hodgkin’s lymphoma and expenses incurred in connection with the filing of our ANDAs for ciprofloxacin, carboplatin and fluconazole. As a result of the increasing scope of our activities, which include development of our oncology drug candidates and investigation and development of new generic drug candidates, we expect increases in research and development expenses in 2004 and beyond.

      General and administrative expenses increased by approximately $1.3 million, from $3.7 million in 2002 to $5.0 million in 2003 due primarily to the following factors:

•	Legal and professional fees increased by approximately $900,000 in 2003 due to the changes in our organization, expenses incurred in successfully addressing the NASDAQ delisting notice we received in March 2003, additional expenses for compliance with California and other state securities laws due to our listing on the NASDAQ SmallCap Market, compliance with new SEC and Sarbanes-Oxley Act rules and regulations, and evaluation of business alliances and opportunities in conjunction with our generic drug strategy;

•	Employee severance costs included in general and administrative in 2003 of approximately $500,000;

•	As a result of the 2002 change in our business plan, and a dramatic reduction in the scope of our research and development activities, the allocation of general and administrative costs to research and development was $1.4 million lower in 2003 as compared to 2002; and

•	Offsetting the foregoing increases was an aggregate decrease of approximately $1.5 million in payroll and occupancy costs, depreciation and other miscellaneous corporate overhead.

      Stock-based compensation expense of $2,573,000 for 2003 represents non-cash charges as a result of stock awards and stock options granted to employees and consultants. The use of options as a means to compensate and retain employees is crucial for a company like ours. The increase of approximately $1.2 million in stock-based compensation from $2.6 million in 2003 as compared to $1.4 million in 2002 was primarily due to timing delays in 2003 in awarding stock options as a result of compliance with state securities laws during a period where our stock price was rising rapidly.

•	Stock awards and options granted to employees are accounted for under APB 25. All of the options granted by us have been made at fair market values on the dates originally authorized by the Board of Directors or our Compensation Committee. However, as described in Note 10 to the consolidated financial statements, certain grants to employees contemplated by the Board had later effective grant dates. Accordingly, we recorded a non-cash stock-based employee compensation expense of $2,297,000 during 2003.

•	In accordance with SFAS 123, we expense the “fair value” of options granted to consultants. During 2003, we agreed to issue, to a consultant engaged to generate retail interest in our stock, a warrant to purchase 130,000 shares of our common stock. The Black-Scholes value of the warrant, $480,000, is being amortized over the service period and $276,000 was charged to expense in 2003.

      During 2002, approximately $1 million of stock-based compensation was charged in connection with the issuance of common stock and warrants to purchase common stock in settlement of accounts payable to certain vendors. In addition, during 2002, we recorded compensation expense of $411,000, as a result of the amortization of deferred compensation costs which were recorded in 2001 and prior years, when we granted stock options to employees with exercise prices less than the fair value of our common stock at the measurement date. The intrinsic values of the option grants were recorded as deferred compensation and were amortized to expense over the vesting period, in accordance with APB 25.

      The restructuring charge of $163,000 in 2003 is related to an adjustment of the realizable value of assets held for sale as of December 31, 2003.

      Other income for 2003 compared to 2002 increased approximately $200,000 due primarily to the elimination of miscellaneous expenses associated with the activities related to functional genomics and neurology.

Results of Operations for Fiscal 2002 Compared to Fiscal 2001

      Revenue for 2002 of $2,371,000 resulted from the recognition of the first licensing fee of $2 million from the co-development and licensing agreement with GPC Biotech AG, and $371,000 from technology out-licensing agreements with Pfizer Inc. The Pfizer license fees were recognized in 2002 upon the termination of all research activities at NeoGene, our functional genomics subsidiary, and the completion of all further commitments under those license agreements.

      Research and development expenses decreased by approximately $8.9 million from $20.6 million in 2001 to $11.7 million in 2002 primarily due to the conclusion of clinical trials for Neotrofin, a previous neurology drug candidate, causing decreases in outside clinical research site costs, product manufacturing costs, and payroll costs of research personnel. In addition, as a result of a restructuring initiated in August 2002, all research activities related to Neotrofin, functional genomics and neurology were eliminated.

      General and administrative expenses decreased by approximately $1.8 million from $5.5 million in 2001 to $3.7 million in 2002 due to the decline in our scope of activity. The principal components of the decrease were reductions in costs for administrative personnel, consulting, travel and lodging expenses, and officer relocation expenses. These decreases were partially offset by an increase in corporate business expenses related to the development of our oncology related drug candidates.

      Stock-based compensation expense decreased by approximately $0.7 million from $2.1 million in 2001 to $1.4 million in 2002. As a result of the work-force reductions in 2002 and the cancellation of stock options granted below fair market value in earlier years, the amortization of deferred compensation decreased by approximately $1.1 million to approximately $0.4 million. Offsetting such decrease was a $0.4 million increase to approximately $1.0 million in the issuance of common stock and warrants to purchase common stock in settlement of accounts payable to certain vendors.

      The restructuring charge of $3,050,000 recorded in 2002 related to the termination of all research efforts related to neurology and functional genomics research and development, and consisted of:

•	A fixed asset impairment charge of $1,669,000 resulting from the review of the carrying value of our laboratory equipment;

•	Severance costs of $763,000 related to termination agreements with two senior executives, and 21 research and administration employees;

•	A $312,000 loss on exchange of certain assets in connection with the settlement of certain payment obligations to the University of California, Irvine, in connection with the former functional genomics operations; and

•	Other restructuring related administrative and legal expenses of $306,000.

      Other income for 2002 compared to 2001 decreased by $442,000 due primarily to a $533,000 decrease in interest income resulting from lower average marketable securities balances and lower interest rates.

Related Party Transactions

Director and Officer Notes for the Exercise of Equity Instruments

      As of January 1, 2002, certain of our directors and officers owed us $616,000 previously loaned to them for the exercise of stock options or the purchase of stock. During 2002, we were repaid $391,000, which included all loans to officers. In February 2003, we agreed to forgive and terminate the remaining $225,000 and in return, the directors agreed to return the shares of common stock originally purchased under the loans. For accounting purposes, this arrangement was considered to be an uncompleted transaction and therefore, the common stock and related notes receivable were eliminated as of December 31, 2002.

Outsource Arrangement

      Between November 2002 and November 2003, we had outsourced the administration, accounting and human resources functions, and SEC report preparation to McManus Financial Consulting (MFC) for a monthly fee of $15,000 and all investor relations activities to McManus & Co. (M&C) for a monthly fee of $12,000. Between January and June 2002, MFC also provided services to us at hourly rates, subject to a minimum annual retainer of $24,000. During the years ended December 31, 2003 and 2002, MFC and M&C received total fees and payments under severance arrangements amounting to $539,000 and $106,000, respectively. MFC and M&C are co-owned by two of our former officers, John and Michael McManus, who are also brothers. John McManus received direct compensation from us as Vice President Finance and Strategic Planning and Assistant Corporate Secretary, however, Michael McManus received no direct compensation from us for his services as Controller. In November 2003, John and Michael McManus resigned their positions with the Company to return to their consulting business to pursue other opportunities. The consulting agreement with M&C will remain in effect through its expiration on July 31, 2004.

Off-Balance Sheet Arrangements

      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual and Commercial Obligations

      The following table summarizes our contractual and other commitments, including obligations under facilities leases and operating equipment leases, as of December 31, 2003:

	Payment Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital Lease
Obligations	$151,000	$151,000	$0	–	–
Operating Lease
Obligations	$307,000	$285,000	$22,000	–	–

Total	$458,000	$436,000	$22,000	–	–

      Excluded from the above table of minimum lease requirements, as of December 31, 2003, was $456,000 of minimum lease obligation related to 50% of a facility leased in 2001 by our subsidiary, NeoGene, from the University of California, Irvine (UCI Lease). Under the terms of the UCI Lease, we were potentially liable for approximately double such amount, if UCI is unable to use the remaining 50% of the facility. Since inception of the UCI Lease, we have been charged approximately 83% of the facility cost. In March 2004, we reached a settlement, subject to completion of definitive documentation, with UCI, pursuant to which the future lease obligations have been terminated. The full amount of the settlement has been accrued in the accompanying financial statements.

Licensing agreements

      We have acquired licenses to further develop certain therapeutic compounds, and are contingently liable for certain milestone payments to the licensor if we reach certain development milestones. We have not reached any milestones and cannot determine when or if ever a milestone will be reached. If we reach a milestone, it will likely occur prior to revenues being generated from the related compound.

Employment Agreements

      We have entered into employment agreements with certain of our key executive personnel. The agreements provide for, among other things, potential severance payments equal to up to twice the officer’s annual base salary upon the termination of employment without cause or upon a change in control under certain circumstances.

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

      Our primary business focus in 2004 and beyond will be to develop marketable drug products, focused on the development of oncology drugs and supplemented by marketable generic drugs.

      Our current product candidates are: satraplatin, elsamitrucin, EOquin™, ciprofloxacin, carboplatin and fluconazole. We are currently developing our oncology drug candidates for the treatment of prostate cancer, bladder cancer, non-Hodgkin’s lymphoma, and radiation sensitization as it relates to radiation treatment for cancer. Currently, each of our oncology drug candidates relates to life threatening diseases and we believe each is novel in its treatment or indication, therefore, we hope for expedited regulatory approval, whenever appropriate. We believe that all of our proposed drug candidates, if approved by the FDA, with sufficient funding, will eventually be marketed by us or with the assistance and leadership of a co-development partner.

•	Funding for satraplatin clinical trials is being borne entirely by our co-development partner GPC Biotech.

•	We are funding the Phase 2 clinical trials of EOquin and elsamitrucin.

•	In addition to the three generic drug ANDAs filed in 2003, we plan to file several new ANDAs in 2004 and beyond. In this regard we are evaluating several drug candidates for feasibility. The evaluation of feasibility includes many factors, including, but not limited to, evaluation of market potential, competitive scenario, assessment of patent extensions, and availability of active pharmaceutical ingredients, etc.

      We believe that our present cash resources are sufficient to support these clinical trials and the filing of the planned ANDAs over approximately the next two years, based on our current operating expenses (excluding stock-based compensation and restructuring charges, if any).

      In addition, we also have several neurology drug compounds that we intend to out-license for further development because we are not pursuing internally, and do not presently intend to pursue internally, further development of these drug compounds which include: AIT-034 for dementia, SPPI-339 for attention deficit disorders, SPPI-356 for psychosis, schizophrenia and other mood disorders and Neotrofin™ for neurodegenerative diseases.

      We expect to begin marketing ciprofloxacin, our first generic drug, through our partner in 2004, if approved by the FDA. We view the potential for generic drug marketing and sales in the United States with the assistance of low-cost, high quality manufacturers as a revenue opportunity which we believe will provide us with a source of funding for our research activities, thereby reducing our need to rely exclusively on the capital markets to fund our development activities.

      While we intend to continue to expand the number of our drug candidates and targeted indications, we may need to access the capital markets if we are to expand our scope beyond the plans described above. The availability of financing at reasonable terms is dependent upon many factors, including, but not limited to the performance of the stock price of our common stock. Therefore, our attempts to raise additional capital may be unsuccessful.

      If we are able to secure sufficient new funds and are able to develop strategic alliances with other pharmaceutical businesses for co-development opportunities, we expect that our operating expenses would increase over the next several years as we expand our research and development and commercialization activities and operations. We expect to incur significant additional operating losses for at least the next several years. We also expect that research and development expenses will increase as we expand our clinical trials on all of our drug candidates. Depending on the results of our ongoing and planned clinical trials for our drug candidates and the outcome of the regulatory approval process, we will expand our marketing and third party manufacturing capabilities as we approach the commercialization of each of our product candidates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to certain market risks associated with interest rate fluctuations and credit risk on our marketable securities and short-term investments, which investments are entered into for purposes other than trading. The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments.

      Our primary exposures relate to (1) interest rate risk on our investment portfolio, and (2) credit risk of the companies’ bonds in which we invest. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements.

      Our investments as of December 31, 2003 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair value of these investments but do not affect the interest earnings. If a 10% change in interest rates were to have occurred on December 31, 2003, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with corporations’ credit ratings of which we have purchased corporate bonds (or paper). If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on such corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our corporate bond investments by purchasing a few bonds of many large, well known, companies in a variety of industries.

Item 8.	Financial Statements and Supplementary Data

      Our annual consolidated financial statements are included in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President Finance (our senior financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Vice President Finance concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning our directors and executive officers required under this item is incorporated by reference from our definitive proxy statement related to our 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, on or before April 29, 2004 (“2004 Proxy Statement”).

Item 11.	Executive Compensation

      The information required under this item is incorporated by reference from our 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required under this item is incorporated by reference from our 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required under this item is incorporated by reference from our 2004 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required under this item is incorporated by reference from our 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Consolidated Financial Statements:

      (a)(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

      (a)(3) Exhibits.

Exhibit No.		Description

3.1		Certificate of Incorporation of the Registrant, as filed on May 7, 1997. (Filed as Exhibit B to the Definitive Proxy Statement dated May 8, 1997, for the Annual Meeting of Shareholders of Spectrum Pharmaceuticals Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)
3	.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
3	.1.2	Certificate of Designation of 5% Series A Preferred Stock with Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)
3	.1.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)
3	.1.4	Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3, as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)
3	.1.5	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002 (Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
3	.1.6	Certificate of Designations, Rights and Preference of the Series D 8% Cumulative Convertible Voting Preferred Stock. (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)
3	.1.7	Certificate of Increase. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)
3	.1.8	Certificate of Designations, Rights and Preference of the Series E Convertible Voting Preferred Stock (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)
3.2		Form of Amended and Restated Bylaws of the Registrant (Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
4.1		Form of Warrant issued by the Registrant to certain investors, dated as of May 11, 1999, to purchase up to an aggregate of 80,000 shares of our common stock. (Filed as Exhibit 4.6 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.2		Warrant issued by the Registrant to Stradling Yocca Carlson & Rauth, dated as of May 17, 1999. (Filed as Exhibit 4.7 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.3		Form of Representative’s Warrant issued to Joseph Charles & Associates, Inc., dated as of July 26, 1999, to purchase up to 100,000 shares of our common stock. (Filed as Exhibit 4.12 to the Registration Statement on Form S-1, as amended (No. 333-79935), as filed with the Securities and Exchange Commission on July 21, 1999, and incorporated herein by reference.)
4.4		Registration Rights Agreement dated as of November 19, 1999, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)
4.5		Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

Exhibit No.	Description

4.6	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)
4.7	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.14 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)
4.8	Registration Rights Agreement dated as of February 25, 2000, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)
4.9	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)
4.10	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of February 25, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)
4.11	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.15 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)
4.12	Registration Rights Agreement dated as of April 6, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)
4.13	Class A Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)
4.14	Class A Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.5 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)
4.15	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.16 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)
4.16	Registration Rights Agreement dated as of April 28, 2000, by and among the Registrant, Royal Canadian Growth Fund and Dlouhy Investments Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)
4.17	Warrant issued by the Registrant to Royal Canadian Growth Fund, dated as of May 1, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)
4.18	Warrant issued by the Registrant to Dlouhy Investments Inc., dated as of May 1, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)
4.19	Registration Rights Agreement dated as of September 21, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.20	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of September 21, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.21	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 21, 2000. (Filed as Exhibit 4.8 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.22	Registration Rights Agreement dated as of September 29, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.12 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.23	Closing Warrant issued by the Registrant to Montrose Investments, Ltd., dated as of September 29, 2000. (Filed as Exhibit 4.13 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.24	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 29, 2000. (Filed as Exhibit 4.14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.25	Form of Warrants issued by the Registrant to Brighton Capital, Ltd., dated between September 18, 2000 and May 18, 2001. (Filed as Exhibit 4.32 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.26	Rights Agreement, dated as of December 13, 2000, between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)
4.27	Registration Rights Agreement dated as of December 18, 2000, by and between the Registrant and Societe Generale. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)
4.28	Warrant issued by the Registrant to Societe Generale, dated as of December 18, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)
4.29	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of December 18, 2000. (Filed as Exhibit 4.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.30	Warrant issued by the Registrant to CroMedica Global, Inc., dated as of January 25, 2001. (Filed as Exhibit 4.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.31	Warrant issued by the Registrant to IAT ReInsurance Syndicate Ltd., dated as of March 8, 2001. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)
4.32	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of May 18, 2001. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)
4.33	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of May 18, 2001. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)
4.34	Form of Warrant issued by the Registrant to Gruntal & Co., L.L.C., dated as of August 10, 2001 (Filed as Exhibit 4.44 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.35	Form of Warrants issued by the Registrant to Cantor Fitzgerald & Co, dated as of December 6, 2001 and December 13, 2001. (Filed as Exhibit A to Schedule 1 to Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)
4.36	Warrant issued by the Registrant to Jefferies & Company, Inc., dated as of December 13, 2001. (Filed as Exhibit 4.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

Exhibit No.	Description

4.37	Form of Warrant issued by the Registrant to certain purchasers, dated as of March 13, 2002. (Filed as Exhibit 4.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.38	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 5, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)
4.39	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 7, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)
4.40	Warrant Repurchase Agreement by and between the Registrant and BNC Bach International, Ltd., dated as of July 31, 2002. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
4.41	Form of Warrant issued by the Registrant to five purchasers, dated as of November 21, 2002, to purchase up to an aggregate of 107,870 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.)
4.42	Form of Warrant issued by the Registrant to certain purchasers, dated as of December 13, 2002, to purchase up to an aggregate of 65,550 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2002, and incorporated herein by reference.)
4.43	Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)
4.44	Form of Series D-1 Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
4.45	Form of Series D-2 Warrant. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
4.46	Series D-3 Warrant. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
4.47	Registration Rights Agreement dated as of May 7, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
4.48	Amendment No. 1 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.)
4.49	Registration Rights Agreement dated as of August 13, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)
4.50	Form of Series 2003-1 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)
4.51	Form of Series E-1 Warrant (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
4.52	Form of Series E-2 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
4.53	Series E-3 Warrant (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

Exhibit No.		Description

4.54		Registration Rights Agreement dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
10	.1 *	1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)
10	.2 *	Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)
10.3		Industrial Lease Agreement dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to the Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)
10	.4 *	Employee Stock Purchase Plan. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-54246), and incorporated herein by reference.)
10	.5 *	Amendment 2001-1 to the Employee Stock Purchase Plan effective as of June 21, 2001. (Filed as Exhibit 10.22 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)
10	.6 *	Executive Employment Agreement for Rajesh C. Shrotriya, M.D., dated as of December 1, 2000. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
10.7		License Agreement dated as of June 29, 2001, by and between the Registrant and NDDO Research Foundation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)
10.8		License Agreement dated as of August 28, 2001, by and between the Registrant and Johnson Matthey PLC. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)
10.9		License Agreement dated as of October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)
10.10		Letter Agreement dated as of March 11, 2002, by and between the Registrant and Brighton Capital, Ltd. (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
10.11		Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of March 12, 2002 and March 15, 2002, for the purchase of an aggregate of 3,100,000 shares of our common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
10.12		Securities Purchase Agreement by and between the Registrant and an institutional investor, dated as of June 5, 2002, for the purchase of an aggregate of 800,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)
10.13		Form of Securities Purchase Agreement by and between the Registrant and institutional investors, dated as of June 7, 2002, for the purchase of an aggregate of 5,935,483 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)
10.14		Form of Stock Purchase Agreement by and between the Registrant and four institutional investors, dated as of July 8, 2002, for the purchase of an aggregate of 6,470,588 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2002, and incorporated herein by reference.)

Exhibit No.	Description

10.15	Mutual Rescission Agreement by and between the Registrant and Stonestreet Limited Partnership dated as of July 25, 2002, to rescind the purchase of 400,000 shares of our common stock. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.16	Additional Collateral Rider by and between the Registrant and General Electric Capital Corporation dated as of September 22, 2002. (Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.17	Settlement Agreement and Release by and between the Registrant and Merck Eprova AG dated as of September 30, 2002. (Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.18	First Amendment to License Agreement dated August 28, 2001 by and between the Registrant and Johnson Matthey PLC dated as of September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.19	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG dated as of September 30, 2002. (Filed as Exhibit 10.9 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.20	Form of Settlement Agreement and Release by and between the Registrant and certain vendors for the issuance of an aggregate of 356,956 shares of our common stock to settle $628,190 in vendor payables. (Filed as Exhibit 4.1 to Form 8-K, as Filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference.)
10.21	Settlement Agreement and Release by and between the Registrant and Symbion Research International, Inc. dated as of October 22, 2002. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference.)
10.22	Form of Securities Purchase Agreement by and between the Registrant and five investors, dated as of November 21, 2002, for the purchase of an aggregate of 469,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002 and incorporated herein by reference.)
10.23	Form of Securities Purchase Agreement by and between the Registrant and three investors, dated as of December 13, 2002, for the purchase of an aggregate of 285,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.)
10.24	Settlement Agreement and Release by and between the Registrant and Oppenheimer, Wolff and Donnelly, LLP dated as of November 22, 2002. (Filed as Exhibit 4.3 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)
10.25	Form of Securities Purchase Agreement by and between the Registrant and three institutional investors, dated as of January 16, 2003, for the purchase of an aggregate of 222,223 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)
10.26	Successor Party Agreement by and between the Registrant, Pfizer, Inc. and the Regents of the University of California, dated February 19, 2003. (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference.)

Exhibit No.		Description

10.27		Letter of Agreement by and between the Registrant and LEKAR Pharma Limited, dated as of March 26, 2003, for an investment of $1 million in the Registrant’s common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference.)
10.28		Limited Liability Agreement of NeoJB LLC, a Delaware limited liability company effective as of April 17, 2002. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)
10.29		Supply Agreement dated April 16, 2002 by and between J.B. Chemicals & Pharmaceuticals Ltd. and NeoJB LLC. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)
10.30		Management Agreement dated April 16, 2002 by and between NeoTherapeutics, Inc. and NeoJB LLC. (Filed as Exhibit 10.3 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)
10.31		Preferred Stock and Warrant Purchase Agreement dated as of April 29, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10.32		Amendment No. 1 of the Preferred Stock and Warrant Purchase Agreement and Registration Rights Agreement dated as of May 13, 2003 by and among the Registrant and the persons listed on Schedule 1B attached thereto. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10	.33*	Form of Lock-up Agreement. (Filed as Exhibit 10.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10.34		Engagement Letter dated as of February 1, 2003, by and among the Registrant and SCO Financial Group LLC. (Filed as Exhibit 10.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10	.35*	Spectrum Pharmaceuticals, Inc. Amended and Restated 1997 Stock Incentive Plan. (Filed as Annex A to our Definitive Proxy Statement, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10.36		Common Stock and Warrant Purchase Agreement dated as of August 13, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)
10.37		Preferred Stock and Warrant Purchase Agreement dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
10	.38*	Form of Lock-up Agreement (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
10.39		Exclusive Supply, Marketing and Distribution Agreement between Lannett Company, Inc. and the Registrant dated August 15, 2003. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)
10.40		Separation Agreement and General Release dated November 13, 2003 by and between Spectrum and John L. McManus. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)
10.41		Separation Agreement and General Release dated November 7, 2003 by and between Spectrum and Michael P. McManus. (Filed as Exhibit 10.7 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)
10	.42*	2003 Stock Incentive Plan. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)

Exhibit No.		Description

10.43		Letter of Agreement between Spectrum and McManus & Company, Inc. dated August 19, 2002. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)
10	.44+#	Exclusive Supply, Marketing and Distribution Agreement between FDC, Ltd. and the Registrant dated November 20, 2003.
10	.45+*	Executive Employment Agreement for Luigi Lenaz, M.D., dated as of October 22, 2001.
21+		Subsidiaries of Registrant.
23	.1+	Consent of Kelly & Company.
23	.2+	Information Regarding Consent of Arthur Anderson LLP.
31	.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

+ Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

      (b) Reports on Form 8-K.

      On October 2, 2003, we filed a Form 8-K current report regarding our withdrawal from a bankruptcy court supervised action to purchase certain assets of Protarga, Inc. (Item 5).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

By:	/s/ RAJESH C. SHROTRIYA, M.D.

Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAJESH C. SHROTRIYA, M.D. Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer President and Director (Principal Executive Officer)	March 26, 2004

/s/ SHYAM K. KUMARIA Shyam K. Kumaria	Vice President Finance (Principal Financial and Accounting Officer)	March 26, 2004

/s/ CAROL O’CLEIREACAIN, PH.D. Carol O’Cleireacain, Ph.D.	Director	March 26, 2004

/s/ MARK J. GLASKY Mark J. Glasky	Director	March 26, 2004

/s/ ANN C. KESSLER, PH.D. Ann C. Kessler, Ph.D.	Director	March 26, 2004

/s/ ARMIN M. KESSLER Armin M. Kessler	Director	March 26, 2004

/s/ ANTHONY E. MAIDA Anthony E. Maida	Director	March 26, 2004

/s/ DILIP J. MEHTA, PH.D., M.D. Dilip J. Mehta, Ph.D., M.D.	Director	March 26, 2004

/s/ PAUL H. SILVERMAN, PH.D., D.SC. Paul H. Silverman, Ph.D., D.Sc.	Director	March 26, 2004

/s/ JULIUS A. VIDA, PH.D. Julius A. Vida, Ph.D.	Director	March 26, 2004

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(Formerly NeoTherapeutics, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2002 and

For Each of the Three Years in the Period Ended December 31, 2003

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(Formerly NeoTherapeutics, Inc.)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2002 and
For Each of the Three Years in the Period Ended December 31, 2003

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Spectrum Pharmaceuticals, Inc. (formerly NeoTherapeutics, Inc.)

      We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. (formerly NeoTherapeutics, Inc.) (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2001 and the year then ended were audited by other auditors who have ceased operations, and whose report dated March 27, 2002 on those statements included an explanatory paragraph that described the Company’s recurring losses from operations and its net capital deficiency discussed in Note 1 to those financial statements.

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

      In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Pharmaceuticals, Inc. (formerly NeoTherapeutics, Inc.) as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ KELLY & COMPANY

Kelly & Company

Costa Mesa, California
March 22, 2004

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(Formerly NeoTherapeutics, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In Thousands, Except
	Share and Per Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$24,581	$1,512
Marketable securities and short-term investments	1,770	66
Other receivables, net of allowance for doubtful accounts of $75 for 2003	16	204
Property and equipment, held for sale	100	619
Prepaid expenses and refundable deposits	297	170

Total current assets	26,764	2,571

Property and equipment, net	560	802

Other assets – prepaid expenses and deposits	65	80

Total assets	$27,389	$3,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,538	$1,844
Accrued compensation and related taxes	1,038	202
Other accrued expenses	387	169
Current portion of capital lease obligations	145	307

Total current liabilities	3,108	2,522
Capital lease obligations, net of current portion	–	158
Other non-current liabilities	–	101

Total liabilities	3,108	2,781

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding	–	–
Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, liquidation value $3,240, issued and outstanding 265 shares and no shares at December 31, 2003 and 2002, respectively	1,261	–
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, liquidation value $15,780, issued and outstanding, 1,315 shares and no shares at December 31, 2003 and 2002, respectively	8,110	–
Common stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 8,097,927 and 2,726,019 shares at December 31, 2003 and 2002, respectively	8	3
Additional paid-in capital	168,590	143,831
Deferred compensation and services	(192)	(56)
Accumulated other comprehensive income, unrealized gain on available for sale securities	6	6
Accumulated deficit	(153,502)	(143,112)

Total stockholders’ equity	24,281	672

Total liabilities and stockholders’ equity	$27,389	$3,453

The accompanying notes are an integral part of the financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(Formerly NeoTherapeutics, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In Thousands, Except Share and
	Per Share Data)
Revenues:
Licensing	$1,000	$2,371	$41

Operating expenses:
Research and development	3,683	11,706	20,611
General and administrative including related party consulting costs	5,049	3,691	5,475
Stock-based compensation	2,573	1,431	2,105
Restructuring expenses	163	3,050	–

Total operating expenses	11,468	19,878	28,191

Loss from operations	(10,468)	(17,507)	(28,150)

Other income (expense):
Interest income	83	161	694
Interest expense	(17)	(123)	(130)
Other income (expense)	12	(165)	(201)

Total other income (expense)	78	(127)	363

Net loss before minority interest in consolidated subsidiaries	(10,390)	(17,634)	(27,787)
Minority interest in consolidated subsidiaries’ net loss	–	–	(48)

Net loss	$(10,390)	$(17,634)	$(27,835)

Basic and diluted loss per share	$(4.83)	$(12.34)	$(36.50)

Basic and diluted weighted average common shares outstanding	4,169,374	1,429,380	784,949

The accompanying notes are an integral part of the financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

								Accumulated
							Notes	Other
	Preferred Stock		Common Stock		Additional		Receivable	Comprehensive
					Paid-In	Deferred	From	Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Directors	(Loss)	Deficit	Total

	(In Thousands, Except Share Data)
Balance at December 31, 2000	–	$–	532,289	$1	$101,183	$(960)	$(661)	$1	$(96,823)	$2,741
Net loss	–	–	–	–	–	–	–	–	(27,835)	(27,835)
Unrealized gains on available-for-sale securities	–	–	–	–	–	–	–	86	–	86

Total comprehensive loss, net								86	(27,835)	(27,749)
Conversion of Preferred Stock of Subsidiary into Series C Preferred Stock	200	1,973	–	–	–	–	–	–	–	1,973
Purchase and retirement of Series C Preferred Stock	(30)	(296)	–	–	–	–	–	–	(4)	(300)
Conversion of Series C Preferred Stock into common stock	(170)	(1,677)	19,424	–	1,677	–	–	–	–	–
Issuance of common stock for cash, net of issuance costs	–	–	399,173	–	28,328	–	–	–	–	28,328
Issuance of common stock to a consultant for services based on the fair value of the stock	–	–	200	–	23	–	–	–	–	23
Issuance of stock options and warrants to consultants based on fair value of services	–	–	–	–	620	–	–	–	–	620
Issuance of stock options to employees below fair value	–	–	–	–	2,391	(2,391)	–	–	–	–
Amortization of deferred compensation and services	–	–	–	–	–	1,461	–	–	–	1,461
Reclassification of warrants fair value and other items previously included in minority interest	–	–	–	–	460	–	–	–	–	460
Sale of stock in subsidiary	–	–	–	–	1	–	–	–	–	1
Litigation settlement	–	–	–	–	–	–	45	–	–	45
Series C Preferred stock dividends paid with cash	–	–	–	–	–	–	–	–	(816)	(816)

Balance at December 31, 2001	–	–	951,086	1	$134,683	(1,890)	(616)	87	(125,478)	6,787
Net loss	–	–	–	–	–	–	–	–	(17,634)	(17,634)
Unrealized loss on available-for-sale securities, net	–	–	–	–	–	–	–	(81)	–	(81)

Total comprehensive loss								(81)	(17,634)	(17,715)
Issuance of common stock for cash, net of issuance costs	–	–	1,407,607	1	9,920	–	–	–	–	9,921
Repurchase of common stock and warrants	–	–	(16,000)	–	(143)	–	–	–	–	(143)
Issuance of common stock to vendors for services in settlement of accounts payable based on the fair value of the stock	–	–	383,326	1	775	–	–	–	–	776
Issuance of warrants to a vendor based on the fair value of the services	–	–	–	–	244	–	–	–	–	244
Expiration of stock options granted	–	–	–	–	(1,423)	1,423	–	–	–	–
Amortization of deferred compensation and services	–	–	–	–	–	411	–	–	–	411
Repayment of notes receivable from directors and officers	–	–	–	–	–	–	391	–	–	391
Termination of notes receivable from directors and officers	–	–	–	–	(225)	–	225	–	–	–

Balance at December 31, 2002	–	–	2,726,019	3	143,831	(56)	–	6	(143,112)	672
Net loss								–	(10,390)	(10,390)
Unrealized loss on available-for-sale securities, net								–	–	–

Total comprehensive loss								–	(10,390)	(10,390)
Issuance of Series D Preferred Stock and common stock warrants, net	600	2,856	–	–	2,300	–	–	–	–	5,156
Issuance of Series E Preferred Stock and common stock warrants, net	2,000	11,269	–	–	6,919	–	–	–	–	18,188
Conversion of Series D Preferred Stock into common stock	(335)	(1,595)	1,425,532	2	1,593	–	–	–	–	–
Conversion of Series E Preferred Stock into common stock	(685)	(4,224)	1,370,000	1	4,223	–	–	–	–	–
Issuance of common stock and warrants for cash, net of issuance costs	–	–	1,211,578	1	4,536	–	–	–	–	4,537
Issuance of common stock upon exercise of warrants	–	–	1,169,070	1	3,303	–	–	–	–	3,304
Issuance of common stock to employees as compensation	–	–	105,700	–	547	–	–	–	–	547
Issuance of common stock upon exercise of employee stock options	–	–	61,550	–	173	–	–	–	–	173
Intrinsic value of stock options granted to employees	–	–	–	–	1,749	–	–	–	–	1,749
Fair value of warrants and options issued to consultants	–	–	–	–	516	(240)	–	–	–	276
Amortization of deferred compensation and services	–	–	–	–	–	104	–	–	–	104
Recognition of beneficial conversion feature on preferred stock	–	(8,447)	–	–	8,447	–	–	–	–	–
Preferred dividends:
Deemed dividend related to beneficial conversion features on preferred stock	–	8,447	–	–	(8,447)	–	–	–	–	–
Deemed dividend related to issuance costs	–	1,065	–	–	(1,065)	–	–	–	–	–
Series D Preferred Stock dividend paid with common stock	–	–	28,478	–	–	–	–	–	–	–
Series D Preferred Stock dividends paid in cash	–	–	–	–	(35)	–	–	–	–	(35)

Balance at December 31, 2003	1,580	$9,371	8,097,927	$8	$168,590	$(192)	$–	$6	$(153,502)	$24,281

The accompanying notes are an integral part of the financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(Formerly NeoTherapeutics, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In Thousands)
Cash flows from operating activities:
Net loss	$(10,390)	$(17,634)	$(27,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items included in net loss:
Minority interest in net loss	–	–	(162)
Depreciation and amortization	242	917	796
Amortization of debt discount	–	–	13
Impairment on investment in marketable security	–	51	–
Intrinsic value of stock options granted to employees	1,749	–	–
Amortization of employee stock option compensation previously deferred	24	411	1,461
Issuance of common stock for services	–	1,020	33
Amortization of compensation and services	80	–	–
Fair value of common shares issued to employees as compensation	547	–	–
Fair value of warrants issued for consulting services	276	–	610
Forgiveness of notes to officers and directors	–	391	45
Impairment on property and equipment	130	2,288	–
Changes in operating assets and liabilities:
(Increase) decrease in other receivables, prepaid expenses and refundable deposits	76	486	(108)
Increase (decrease) in accounts payable and accrued expenses	(89)	(2,172)	221
(Increase) decrease in property and equipment, held for sale	390	(619)	–
Increase (decrease) in accrued compensation and related taxes	836	(34)	(29)
Increase (decrease) in other non-current liabilities	(101)	(260)	275
Repayment of notes payable to related parties, net	–	(136)	(150)

Net cash used in operating activities	(6,230)	(15,291)	(24,830)

Cash flows from investing activities:
Purchases of property and equipment	–	(59)	(1,364)
(Purchases) sales of available-for-sale securities and short-term investments, net	(1,704)	6,209	(1,010)
(Increase) decrease in other assets	–	39	(66)
Proceeds from sale of equipment	–	741	–

Net cash provided by (used in) investing activities	(1,704)	6,930	(2,440)

The accompanying notes are an integral part of the financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Years Ended December 31,

	2003	2002	2001

	(In Thousands)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	$4,537	$9,921	$28,328
Proceeds from issuance of common stock in consolidated subsidiary	–	–	1
Proceeds from sale of preferred stock, net of issuance costs	23,344	–	–
Proceeds from exercise of employee stock options	173	–	–
Proceeds from the exercise of warrants	3,304	–	–
Payments made on capital lease and loan obligations	(320)	(653)	(669)
Cash dividends paid to preferred stock holders	(35)	–	–
Purchase of preferred stock of consolidated subsidiary	–	–	(4,684)
Payments of dividend on preferred stock of consolidated subsidiary	–	–	(816)
Purchase of Series C Preferred Stock	–	–	(300)
Repurchase of common stock and warrants	–	(143)	–

Net cash provided by financing activities	31,003	9,125	21,860

Net increase (decrease) in cash and cash equivalents	23,069	764	(5,410)
Cash and cash equivalents, beginning of period	1,512	748	6,158

Cash and cash equivalents, end of period	$24,581	$1,512	$748

Schedule of noncash investing and financing activities
Fixed assets financed by capital lease	–	–	$705
Preferred stock dividends paid with issuance of common stock	$206	–	–
Deemed dividend related to preferred stock related to issuance costs	$1,065	–	–
Deemed dividends on beneficial conversion features on preferred stock	$8,447	–	–
Unrealized (gain) loss on marketable securities	–	$81	$(86)
Stock and stock options granted to employees and non-employees below fair market value	–	–	$2,391
Retirement of stock options granted to employees below fair market value	–	$1,423	–
Conversion of subsidiary preferred stock into company Series C Preferred Stock	–	–	$1,973
Conversion of preferred stock and convertible debentures into shares of common stock	$5,819	–	$1,677
Reclassification of warrants and other	–	–	$460
Warrants issued to consultants for services	$240	–	–
The accompanying notes are an integral part of the financial statements.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2002 and
the Three Years in the Period Ended December 31, 2003

1.	Nature of Business

Overview

      Spectrum Pharmaceuticals, Inc. (Company) is engaged in the business of acquiring, developing and commercializing proprietary and generic drug products which have a primary focus on the treatment of cancer and related disorders.

      Our business strategy beginning in August 2002 has two principal components: first, what we refer to as our Oncology Strategy, to acquire rights to clinical-stage oncology drug candidates and either alone, or through alliances with other companies, develop and eventually commercialize those drugs; and second, what we refer to as our Generic Drug Strategy, to seek to generate revenues from the sale of generic versions of drugs whose patent protection expires in the near term. Prior to August 2002, when we announced a shift in our strategic focus, we were primarily engaged in the discovery and development of neurology drugs as well as functional genomics research.

Restructuring Charges

      The restructuring charge of $3,050,000 recorded in 2002 related to the termination of all research efforts related to neurology and functional genomics research and development, and consisted of:

•	A fixed asset impairment charge of $1,669,000 resulting from the review of the carrying value of our laboratory equipment. An independent appraiser determined the fair market value of such laboratory equipment at $619,000 which amount was classified as Property and Equipment held for sale in the accompanying balance sheet as of December 31, 2002. The majority of the laboratory equipment was sold during the year ended December 31, 2003. The remaining balance of $100,000 represents management’s estimate of the liquidation value as of December 31, 2003. Adjustments to the carrying value of impaired assets are included in restructuring charges.

•	Severance costs of $763,000 related to termination agreements with two senior executives, and 21 employees:

•	The former Chairman of our Board of Directors, Chief Executive Officer and Chief Scientific Officer resigned effective August 16, 2002. In connection with his retirement agreement, we recognized a charge of approximately $504,000 for contractually obligated severance benefits.

•	The former Senior Vice President Finance, Chief Financial Officer, Secretary, Treasurer and Director resigned effective August 21, 2002. In connection with his retirement agreement we recognized a charge of approximately $200,000 for contractually obligated severance benefits through December 31, 2002.

•	Severance charge of $59,000 related to termination agreements with twenty-one research and administrative employees.

•	A $312,000 loss on exchange of certain assets in connection with the settlement of certain payment obligations to the University of California, Irvine, in connection with the former functional genomics operations.

•	Other restructuring related administrative and legal expenses of $306,000.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      The restructuring charge of $163,000 in 2003 is related to an adjustment of the realizable value of assets held for sale as of December 31, 2003.

Liquidity and Capital Resources

      Since our inception, in 1987, our cumulative losses exceed $150,000,000 through December 31, 2003. While our expenses have been reduced, we expect to continue to incur additional losses as we implement our strategy and develop a pipeline of marketable drug products.

      During 2003 we secured over $30,000,000 in financing, entered into strategic alliances, and filed three Abbreviated New Drug Applications (ANDA) with the FDA. These actions are designed to position the company to capitalize on growth opportunities.

      We believe that the approximately $26,000,000 in cash and marketable securities on hand as of December 31, 2003 will be sufficient to fund our current planned operations for approximately two years.

2.	Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of December 31, 2003, we had three subsidiaries: Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; NeoGene Technologies, Inc. (NeoGene), 88.4% owned, incorporated in California in October 1999; and NeoJB LLC (NeoJB), 80% owned, organized in California in April 2002. During the year ended December 31, 2001, we merged a previously wholly owned subsidiary, Advanced ImmunoTherapeutics, Inc., into Spectrum Pharmaceuticals, Inc. During the year ended December 31, 2002, we dissolved a previously wholly owned subsidiary, NeoTravel, Inc., and we dissolved NeoOncoRx, Inc., a 90.5% owned subsidiary. We have eliminated all significant intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.

Reverse Stock Split

      In September 2002, stockholders approved a reverse split of our outstanding common stock on the basis of 1 share for each 25 shares of the then outstanding common stock. All share and per share information presented in these financial statements has been restated to reflect the 25-for-1 reverse split.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid short-term investments, including market auction debt securities, with maturities of 90 days or less, and which are readily convertible into cash at par value, which approximates cost.

Marketable Securities and Short-term Investments

      We classify investments in marketable debt securities which do not meet the definition of cash equivalents in accordance with the provisions of Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. We carry available-for-sale securities at fair value, with unrealized gains and

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. As of December 31, 2003 and 2002, the carrying amount of marketable securities was $1,770,000 and $66,000, respectively. Unrealized gains or losses were not significant as of these dates.

      Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sales securities are included in other expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Concentration of Credit Risk

      We invest our excess cash in marketable debt securities and do not require collateral or other security in addition to collateral or other security contained in the investment contract. Investments are not insured against the possibility of a complete loss of earnings or principal and are subject to a degree of credit risk related to the credit worthiness of the underlying issuer. The Company maintains a significant majority of its cash and investments at one financial institution. This account is insured by the Federal Deposit Insurance Corporation (FDIC) and by third party insurance.

      As of December 31, 2003, we had a bank account with a balance that exceeded the amount insured by the FDIC by $773,000. We believe this concentration risk is mitigated by the financial strength of the bank that maintains the account.

Property and Equipment

      We carry property and equipment at historical cost. Equipment is depreciated on a straight-line basis over its estimated life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Maintenance and repairs are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized.

      We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, we reduce the carrying value of the asset to fair value.

Patents and Licenses

      We own or license all the intellectual property that forms the basis of our intellectual property. We expense all licensing and patent application costs as they are incurred.

Accounting for Preferred Stock

      The effective conversion price on our Series D 8% Cumulative Convertible Voting Preferred Stock (Series D Preferred Stock) and Series E Convertible Voting Preferred Stock (Series E Preferred Stock) is different from the stated conversion price. This results in a beneficial conversion feature which is recorded as a “deemed dividend” in the computation of loss per common share. There is no effect on the financial statements and no tax implication from this treatment.

Revenue Recognition

      License fees comprise initial fees and milestone payments derived from collaborative licensing arrangements. We defer revenue recognition for milestone events which are reasonably assured and recognize them ratably over the minimum remaining period of our performance obligations. Milestones that are not reasonably assured are treated as the culmination of a separate earnings process and are recognized as revenue when the milestones are achieved.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Research and Development

      Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, costs of clinical trials, laboratory supplies and drugs, and allocations of corporate costs. We expense all research and development activity costs in the period incurred.

Minority Interest in Consolidated Subsidiaries

      Investments by outside parties in our consolidated subsidiaries is recorded as Minority Interest in Consolidated Subsidiaries in our accounts, and stated net after allocation of losses in the subsidiaries. The minority interest in consolidated subsidiaries’ net loss amounting to $48,000 in 2001 in the accompanying consolidated statements of operations consists of amortization of beneficial conversion features and dividends on convertible preferred stock issued by Neogene. Effective December 31, 2001, minority holders had no net equity; therefore, we are currently recording 100% of the net losses of our majority owned subsidiaries.

Basic and Diluted Net Loss Per Share

      We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding and the net loss, less preferred stock dividends. We exclude all antidilutive common stock equivalents from the basic and diluted net loss per share calculation. Dilutive common stock equivalents would include the dilutive effects of common stock issuable upon conversion of Preferred Stock and the exercise of warrants and stock options. Potentially dilutive securities as of December 31, 2003, 2002 and 2001, amounted to 11,078,280, 1,091,859 and 220,569, respectively.

      Preferred stock dividends increase the amount of loss in the calculation of basic and dilutive loss per share. During the year ended December 31, 2003, we issued preferred stock together with warrants. After an evaluation of the effective conversion price based on the allocation of proceeds using the relative fair values of the preferred stock and warrants, it was determined that the preferred stock had a beneficial conversion feature. The amount of beneficial conversion feature is considered a deemed dividend to the preferred stockholders and is used in the calculation of earnings per share. At the time of issuance of the Series E Preferred Stock a portion of the issuance was determined to have redemption features. The costs related to the issuance has been accreted to the Series E Preferred Stock balance with a corresponding charge to additional paid in capital and is treated in the same manner as preferred dividends for loss per share computations.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      The following data show the amounts used in computing basic loss per share for each of the three years in the period ended December 31, 2003.

	For the Years Ended December 31,

	2003	2002	2001

	(Amounts in Thousands)
Net loss	$(10,390)	$(17,634)	$(27,835)
Less:
Deemed dividend related to beneficial conversion feature on preferred stock	(8,447)	–	–
Preferred dividends paid in cash or stock	(241)	–	(816)
Deemed dividends related to issuance costs	(1,065)	–	–

Income available to common stockholders used in computing basic earnings per share	$(20,143)	$(17,634)	$(28,651)

Weighted average shares	4,169,374	1,429,380	784,949

Accounting for Stock-Based Employee Compensation

      At December 31, 2003, we had three stock-based employee compensation plans, which are described more fully in Note 10. We account for those plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants, and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation, for each of the three years ended December 31, 2003.

	2003	2002	2001

	(Amounts in Thousands
	Except Share Data)
Net loss, as reported	$(10,390)	$(17,634)	$(27,835)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,781)	(6,094)	(4,308)

Pro forma net loss	$(13,171)	$(23,728)	$(32,143)

Loss per share:
Basic and diluted – as reported	$(4.83)	$(12.34)	$(36.50)

Basic and diluted – pro forma	$(5.50)	$(16.60)	$(41.99)

Income Taxes

      We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement bases and tax bases of existing assets and liabilities. We recorded a valuation allowance equal to our net deferred tax asset. No income tax expense has been allocated to other comprehensive income.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disclosures about Fair Values of Financial Instruments

      The estimated fair value amounts of all financial instruments on our December 31, 2003 and 2002 balance sheets have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off-balance sheet financial instruments.

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

Cash and equivalents, marketable securities, other receivables, other current assets, accounts payable, current portion of notes payable, and certain other current liability amounts are reported in the balance sheets at approximate fair value due to the short term maturities of these instruments.

The Company uses the direct write-off method for recording uncollectible accounts and records bad debt expense in the year in which it is determined that a specific receivable cannot be collected.

New Accounting Pronouncements

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Statement No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Previously, many of those financial instruments were classified as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of Statement No. 150 is not expected to have any impact on our financial statements.

3.	Products Under Development and Strategic Alliances

      We currently have licensed three oncology drug candidates that are in clinical development: satraplatin, EOquinTM and elsamitrucin. We expect that additional trials will need to be completed before we will be able to apply for regulatory approval to sell any of our potential drug candidates. Our proposed drug candidates are in various stages of development.

Satraplatin

      Satraplatin, our lead drug candidate, is a platinum derivative that has an initial indication of efficacy in treating hormone refractory prostate cancer. In 2001, we in-licensed satraplatin from Johnson Matthey PLC (Matthey license). We paid an up-front fee, and are obligated to pay additional amounts based upon achievement of milestones and royalties based on any future sales.

      In 2002, we entered into a Co-Development and License Agreement with GPC Biotech AG, whereby GPC Biotech has agreed to fully fund the development expenses for satraplatin. Under the agreement, we are obligated to maintain certain contractual obligations of the underlying Matthey license agreement.

      Through December 31, 2003, we received cash payments from GPC Biotech of $4,000,000: $1,000,000 and $2,000,000 was recognized as licensing revenue in 2003 and 2002, respectively. The remaining $1,000,000 was an equity investment in 128,370 shares of our common stock in September 2003. Additional amounts of

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

up to $18,000,000 will be due to us upon achievement of specified milestones; however, there can be no assurance that any future milestone will be achieved.

EOquin™:

      In 2001, we in-licensed Eoquin from the New Drug Development Office (NDDO) in the Netherlands. We paid an up-front fee, and will pay additional amounts based upon achievement of specified milestones and a royalty based on any future net sales. EOquin is currently in a Phase 2 clinical trial, which commenced September 2003.

Elsamitrucin

      In 2001, we in-licensed elsamitrucin from Bristol-Myers Squibb. We paid an up-front fee, and will pay additional amounts based upon achievement of milestones and a royalty based on any future net sales.

Generic Drugs

      During the year ended December 31, 2003 we filed ANDAs for three generic drug products whose patents are expected to expire during the year ended December 31, 2004: carboplatin, ciprofloxacin and fluconazole. In connection with these ANDAs we have entered, or expect to enter, into strategic alliances for manufacturing, marketing and distribution.

J.B. Chemicals & Pharmaceuticals Ltd.

      In 2002, we formed a joint venture, NeoJB LLC, a Delaware limited liability company (NeoJB) with J.B. Chemicals & Pharmaceuticals Ltd. of Mumbai, India (JBCPL). Spectrum owns 80% of NeoJB. Through NeoJB, Spectrum intends to utilize JBCPL’s drug manufacturing capabilities to produce selected generic drug products and to market those generic drugs in the United States. Initial generic drug candidates available to Spectrumthrough this alliance include ciprofloxacin and fluconazole, for which we filed ANDAs during the year ended December 31, 2003.

      In conjunction with the formation of NeoJB, we granted a five-year warrant to JBCPL to purchase up to 4,000 shares of our common stock at an exercise price of $11.25 per share, equal to the market price of our common stock on the date of grant. Also, during the year ended December 31, 2003, an entity affiliated with JBCPL agreed to invest $1,000,000 in Spectrum. The first $250,000 was invested in 2003, in exchange for 125,565 shares of our common stock, following acceptance by the FDA of our ANDA filing for ciprofloxacin; and the remaining $750,000 will be invested when and if the FDA approves the ciprofloxacin ANDA, based on the closing price of our common stock on the day prior to approval.

FDC Limited

      In 2003, we entered into an agreement with FDC Limited (FDC), based in Mumbai, India, under which we will process on FDC’s behalf FDA regulatory approval applications for certain ophthalmic drugs manufactured by FDC Limited and thereafter market those products in the United States as FDC’s exclusive distributor.

Lannett Company

      Lannett Company, based in Philadelphia, is a company that markets and distributes generic drugs. In August 2003 we entered an agreement with Lannett under which it will be our exclusive distributor for ciprofloxacin in the United States, and we will provide ciprofloxacin only to Lannett.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Neurology Compounds

      We also have a several neurology compounds that we are interested in out-licensing for further development. We are not pursuing, and do not presently intend to pursue internally, further development of these drug compounds.

4.	Property and Equipment

      As of December 31, 2003 and 2002, property and equipment consisted of:

	December 31,

	2003	2002

	(Amounts in
	Thousands)
Equipment	$1,177	$1,177
Leasehold improvements	509	509

Total property and equipment	1,686	1,686
Less: accumulated depreciation and amortization	(1,126)	(884)

Property and equipment, net	$560	$802

      For the years ended December 31, 2003, 2002 and 2001, the Company recorded depreciation expense of $242,000, $917,000 and $796,000, respectively.

      In the year ended December 31, 2002, the Company recorded an impairment of certain laboratory equipment and classified the remaining carrying value as property and equipment, held for sale. As of December 31, 2003 and 2002, the carrying value of these assets was $100,000 and $619,000, respectively.

5.	Obligations under Capital Leases

      The Company has capital lease obligations used to finance laboratory equipment the last of which expires in October 2004. Payments are made in quarterly installments with an effective interest rate of 6% per annum. The equipment financed by these obligations has been subject to impairment adjustments, and the remaining balances are included in assets held for sale on the balance sheet. The remaining value of the gross cost of assets financed by capital leases is not significant. All leases expire in the year ended December 31, 2004.

      The future minimum lease payments under capital leases for the year ended December 31, 2004 is $151,000.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Marketable Securities and Short-Term Investments

      A summary of marketable securities and short-term investments at December 31, 2003 and 2002 is as follows:

		Gross	Gross
		Unrealized	Unrealized	Market
Type of Investment	Cost	Gains	(Losses)	Value

		(Amounts in Thousands)
December 31, 2003:
Available for sale:
Corporate and municipal bonds	$1,764	$6	$–	$1,770

December 31, 2002:
Available for sale:
Corporate bonds	$60	$6	$–	$66

      For the years ended December 31, 2003, 2002, and 2001, sales of securities at fair market value aggregated $64,000, $6,642,000, and $7,643,000, respectively; and the Company realized gains over original cost of $12,000, $14,000, and $131,000, respectively, and losses below original cost of $0, $121,000, and $101,000, respectively. All gains and losses reported in a year as other comprehensive income have been reclassified into net income in the subsequent year.

      As of December 31, 2002, we had one investment of approximately $61,000 in WorldCom Inc. corporate bonds that was to mature on May 15, 2003. The fair market value of these corporate bonds at December 31, 2002 was approximately $14,000, based on a market quotation. In July 2002, WorldCom Inc. and its subsidiaries filed a voluntary jointly administered petition under the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We believe that it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the corporate bonds, therefore, we consider the impairment as other than temporary and recorded a loss for approximately $51,000 in other expense during the year ended December 31, 2002.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Income Taxes

      We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since inception. Significant components of the income tax expense are as follows:

	For the Years Ended December 31,

	2003	2002	2001

	(Amounts in Thousands)
Current:
Federal	–	–	–
State	$4	$3	$2
Foreign	–	–	–

	4	3	2
Deferred:
Federal	–	–	–
State	–	–	–
Foreign	–	–	–

	$4	$3	$2

      The following is a reconciliation from the statutory federal income tax rate to our effective tax rate for income taxes:

	2003	2002	2001

	(Amounts in Thousands)
Computed at statutory tax rate	$(4,091)	$(6,172)	$(6,596)
Non-utilization of net operating losses	4,091	6,172	6,596

Tax expense using effective tax rate	$–	$–	$–

      Significant components of our deferred tax assets and liabilities as of December 31, 2003 and 2002 are shown below. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2003 and 2002 as realization of such assets is uncertain.

	2003	2002

	(Amounts in Thousands)
Deferred tax assets:
Net operating loss and business credit carryforwards	$47,201	$43,072
Depreciation and amortization differences	275	313

Deferred tax liabilities:
Depreciation and amortization differences	–	–

Net deferred tax assets	47,476	43,385
Valuation allowance for deferred tax assets	(47,476)	(43,385)

Total deferred tax assets	$–	$–

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      At December 31, 2003 we had federal and California income tax loss carryforwards of $91,406,000 and $40,901,000, respectively. The federal and California tax loss carryforwards will begin to expire in 2014 and 2004, respectively. At December 31, 2003 we had research and development credit carryforwards of $4,779,000. The research and development credit carryforwards will begin to expire in 2007. The Tax Reform Act of 1986 limits the use of net operating loss and research and development credit carryforwards in the case of an “ownership change” of a corporation. We believe an “ownership change” may have occurred. Any ownership changes, as defined by the tax code, may severely restrict utilization of our carryforwards to the point that they may never be utilized. As of December 31, 2003, we had foreign loss carryforwards of $40,901,000.

8.	Commitments and Contingencies

Facility and Equipment Leases

      As of December 31, 2003 we were obligated under facilities leases and operating equipment leases. Minimum lease requirements for each of the next five years and thereafter under the property and equipment leases are as follows:

Amounts In
Year ending December 31:	Thousands

2004	$285
2005	19
2006	3
2007	–
2008	–

$307

      Excluded from the above table of minimum lease requirements, as of December 31, 2003, is $456,000 of minimum lease obligation related to 50% of a facility leased by Neogene in 2001 from University of California, Irvine (UCI lease). Under the terms of the UCI lease, we are potentially liable for double that amount, if UCI is unable to use the remaining 50% of the facility. Since inception of the UCI lease, we have been charged approximately 83% of the facility cost. In March 2004, the Company reached an agreement, subject to definitive documentation, with UCI whereby all past and future obligations were amicably settled. The full amount of the settlement has been accrued for in the accompanying financial statements.

      The facility lease for the corporate office expires in June 2004. We are in the process of negotiating a renewal of this lease.

      Rent expense for the years ended December 31, 2003, 2002 and 2001 aggregated approximately $1,058,000, $1,382,000 and $808,000, respectively.

Research and Fellowship Grants

      During the year ended December 31, 2002, we terminated all research and fellowship grants and at December 31, 2002, we had no further commitments to pay any research or fellowship grants. Grant expense for 2002 and 2001 was approximately $332,000 and $822,000, respectively, and is included in research and development on the consolidated statement of operations.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Licensing Agreements

      We purchased licenses to further develop certain therapeutic compounds, and are contingently liable for certain milestone payments to the licensor if we reach certain development milestones. We have not reached any milestones and cannot determine when or if ever a milestone will be reached. If we reach a milestone, it will likely occur prior to revenues being generated from the related compound.

Royalties Payable Pursuant to Patents Assigned by a Former Officer

      Pursuant to royalty agreements (Glasky Agreements) with Dr. Alvin J. Glasky, Ph.D., a former officer, we are obligated to pay a royalty of two percent (2%) of all revenues derived by us from the use and sale by us of any products or methods included in the ten patents assigned to us. Our obligations expire concurrently with the expiration of the underlying patents, and any additional patents derived there from. Dr. Glasky may terminate the Glasky Agreements and receive a reassignment of the patents if we file a petition under any bankruptcy or insolvency laws or otherwise commence liquidation or winding up of our business. These patents related to certain of our neurology compounds. We do not currently anticipate generating any revenues from these compounds.

McMaster University Agreement

      In 1996, we entered into a license agreement with McMaster University (McMaster) that allows us the use of certain technologies developed by McMaster covered in the patents filed jointly by us and McMaster, all of which are also encumbered by the Glasky Agreements.

      Under the McMaster agreement, we are obligated to pay to McMaster an annual royalty of five percent (5%) on net sales of products containing compounds developed by McMaster, subject to annual minimum royalty payments of $25,000.

Employment Agreements

      We entered into employment agreements with certain of our key executive personnel. The agreements provide for, among other things, guaranteed severance payments equal to up to twice the officer’s annual base salary upon the termination of employment without cause or upon a change in control under certain circumstances.

Litigation

      We are not aware of any litigation matters pending or threatened as of December 31, 2003 that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by Statement No. 5, “Accounting for Contingencies”.

Defined Contribution Pension Plan

      We established a 401(k) Salary Deferral Plan on January 1, 1990. This plan allows eligible employees to defer part of their income on a tax-free basis. Contributions by us to this plan are discretionary upon approval by our Board of Directors. As of December 31, 2003, we have not made any contributions into this plan.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

      The Company has historically conducted research activities involving hazardous materials and is therefore responsible for the decommissioning of its research laboratories. We do not expect costs related to the decommissioning process to be material.

9.	Stockholders’ Equity

Preferred Stock

      The following table describes the preferred stock transactions by series issuance for each of the three years in the period ended December 31, 2003:

			8% Series D
	Series C		Convertible		Series E Convertible
	Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Par	Shares	Par	Shares	Par	Total

	(Amounts in Thousands, except share data)
Balance, December 31, 2000	–	$–	–	$–	–	$–	$–
Conversion of Preferred Stock of Subsidiary into Series C Preferred Stock	200	1,973	–	–	–	–	1,973
Conversion of Series C Preferred Stock into common stock	(170)	(1,677)	–	–	–	–	(1,677)
Purchase and retirement of Series C Preferred Stock	(30)	(296)	–	–	–	–	(296)

Balance, December 31, 2001	–	–	–	–	–	–	–
No activity	–	–	–	–	–	–	–

Balance, December 31, 2002	–	–	–	–	–	–	–
Issuance of Series D Preferred Stock and common stock warrants, for cash	–	–	600	2,856	–	–	2,856
Issuance of Series E Preferred Stock and common stock warrants, for cash	–	–	–	–	2,000	11,269	11,269
Conversion of Series D Preferred Stock into common stock	–	–	(335)	(1,595)	–	–	(1,595)
Conversion of Series E Preferred Stock into common stock	–	–	–	–	(685)	(4,224)	(4,224)
Recognition of beneficial conversion features on preferred stock	–	–	–	(2,247)	–	(6,200)	(8,447)
Deemed dividend related to beneficial conversion features	–	–	–	2,247	–	6,200	8,447
Deemed dividend related to issuance costs	–	–	–	–	–	1,065	1,065

Balance, December 31, 2003	–	$–	265	$1,261	1,315	$8,110	$9,371

      During the year ended December 31, 2000, our majority owned subsidiary, NeoGene, issued its Series A Preferred Stock for the aggregate amount of $5,000,000. During the year ended December 31, 2001, we purchased the Neogene Series A stock for $5,500,000, including a $500,000 redemption fee. Also, during the year ended December 31, 2000, Neogene issued its Series B Preferred Stock for the aggregate amount of $2,000,000, and the investors were granted certain rights, including the right to exchange such Series B

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Stock of Neogene into shares of our Series C Preferred Stock, which were convertible into our common stock. These exchange rights were exercised by the investors in 2001. As a consequence, we issued 19,424 shares of our common stock for an effective conversion consideration of $1,677,000 and paid the investors $300,000 in cash.

      In December 2000, we adopted a Stockholder Rights Plan and declared a dividend of one right to purchase shares of our Series B Junior Participating Preferred Stock (“Series B Preferred Stock”) for each outstanding share of common stock, which became 25 rights per share of common stock following our 25 for one reverse stock split completed in September 2002. In addition, each share of common stock issued by us following the adoption of the Stockholders Rights Plan is accompanied by 25 rights (as adjusted for the reverse stock split). A right may be exercised under certain circumstances to purchase one one-hundredth of a share of Series B Preferred Stock at an exercise price of $75.00 per right, subject to certain anti-dilution adjustments. The rights become exercisable if and when a person (or group of affiliated or associated persons) acquires 20% or more of our outstanding common stock, or announces an offer that would result in such person acquiring 20% or more of our outstanding common stock. Five days after the rights become exercisable, each right, other than rights held by the person or group of affiliated persons whose acquisition of more than 20% of our outstanding common stock caused the rights to become exercisable, will entitle its holder to buy, in lieu of shares of Series B Preferred Stock, a number of shares of our common stock having a market value of twice the exercise price of the rights. After the rights become exercisable, if we are a party to certain merger or business combination transactions or transfers 50% or more of our assets or earnings power (as defined), each right will entitle its holder to buy a number of shares of common stock of the acquiring or surviving entity having a market value of twice the exercise price of the right. The rights expire on December 13, 2010 and may be redeemed by us at one tenth of one cent per right at any time up to ten days after a person has announced that they have acquired 20% or more of our outstanding common stock. Amendments to this plan have been made to exclude shares issued pursuant to the Series D and Series E Preferred Stock offerings in the determination of an Acquiring Group.

      In May 2003, we sold a total of 600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock (Series D Preferred Stock) and Series D Warrants to purchase shares of our common stock for gross cash proceeds of $6,000,000. The Series D Preferred Stock is convertible into 2,553,191 shares of Spectrum common stock based on a conversion price of $2.35 per share. Dividends on the Series D Preferred Stock are payable quarterly at an annual rate of 8 percent either in cash or shares of our common stock at our discretion . In addition, purchasers of the Series D Preferred Stock received five-year warrants to purchase up to a total of 1,276,595 shares of our common stock at an exercise price of $3.00 per share and five-year warrants to purchase up to a total of 1,276,595 shares of our common stock at an exercise price of $3.50 per share. Under a preexisting agreement with a placement agent, we issued to the placement agent in connection with the Series D offering, in addition to cash fees, a five-year warrant to purchase up to a total of 255,319 shares of our common stock at an exercise price of $3.00 per share. The fair value of the warrants excluding placement warrants was estimated to be $3,894,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 92.2%; risk free interest rate of 2.9%; and an expected life of five years. Offering costs of this transaction were $1,240,000, including cash commissions paid to placement agents.

      In September 2003, we sold a total of 2,000 shares of our Series E Convertible Voting Preferred Stock (Series E Preferred Stock) and Series E Warrants to purchase shares of our common stock for gross cash proceeds of $20,000,000. The Series E Preferred Stock is convertible into 4,000,000 shares of Spectrum common stock based on a conversion price of $5.00 per share. In addition, purchasers of the Series E Preferred Stock received five-year warrants to purchase up to a total of 2,800,000 shares of our common stock at an exercise price of $6.50 per share. We also issued to two placement agents, in addition to cash fees, five-year

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

warrants to purchase up to a total of 400,000 shares of our common stock at an exercise price of $6.50 per share. The fair value of the warrants excluding placement warrants was estimated to be $9,576,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 95.64%; risk free interest rate of 3.2%; and an expected life of five years. Offering costs of this transaction were approximately $3,180,000, including cash commissions paid to placement agents. Certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock provided, at the option of the holder, a right to redeem up to one half of the Series E Preferred Stock on or before January 27, 2004. As of that date, no stockholder exercised the redemption right. Pursuant to certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock, we have the option to redeem all of the unconverted Series E Preferred Stock outstanding at the end of a 20-day trading period if, among other things, in that period the common stock of the Company trades above $12.00 per share.

      Through December 31, 2003, 335 shares of our Series D Preferred Stock and 685 shares of our Series E Preferred stock were converted into 1,425,532 and 1,370,000 shares of common stock, respectively.

      During the year ended December 31, 2003, a deemed dividend of $8,447,000 was recorded. Such amount, which is a non-cash transaction impacting equity, represents the beneficial conversion feature of convertible preferred stock issued with warrants during the 2003 fiscal year, and was computed in accordance with the requirements of Emerging Issues Task Force Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

      During the year ended December 31, 2003, the Company recorded a charge to additional paid-in capital related to the issuance expenses for preferred stock with redemption features of $1,065,000. This amount has been treated as a preferred dividend for the earnings per share calculation.

      In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, before any distribution of assets of the Corporation shall be made to the common stockholders, the holders of the Series D and Series E Preferred Stock shall be entitled to receive a liquidation preference in an amount equal to 120% of the stated value per share plus any declared and unpaid dividends thereon.

Common Stock Issuances for Cash

      During the three years ended December 31, 2003, we issued common stock and warrants for cash as follows:

	2003	2002	2001

	(Amounts in Thousands Except Share and Per Share Data)
Shares of common stock	1,211,578	1,407,607	399,173
Weighted average price per share	$3.94	$7.46	$75.02

Amount of financing	4,771	10,502	29,944
Less: Offering costs	234	581	1,616

Proceeds from common stock and warrants issued for cash	$4,537	$9,921	$28,328

Range of issuance prices on common stock sold	$1.99 to $7.79	$2.00 to $50.00	$53.76 to $127.50

Warrants issued	463,379	237,641	28,876

Average exercise price per share on warrants	$4.57	$12.55	$150.65

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      In order to comply with certain Nasdaq rules, during the year ended December 31, 2002 we repurchased 16,000 shares of common stock and 16,000 warrants for $143,000.

Deferred Compensation

      During the year ended December 31, 2000, we granted stock options to employees in 2000 with exercise prices less than the fair value of our common stock at the measurement date. The intrinsic value of the option grants, amounting to $960,000 was recorded as deferred compensation and amortized to expense over the vesting period, in accordance with APB Opinion No. 25.

      During the year ended December 31, 2001, we issued stock options of NeoGene to our employees, with exercise prices less than the fair market value of NeoGene’s common stock at the measurement date. The intrinsic value of these option grants amounting to $2,391,000 was recorded as deferred compensation and was being amortized to expense over the vesting period, in accordance with APB Opinion No. 25. During the year ended December 31, 2002, five of our executive officers who held NeoGene stock options voluntarily and without any consideration, agreed to cancel their NeoGene stock options. In addition, the remaining holders of the options were terminated in connection with the elimination of research activities at our functional genomics subsidiary. Therefore, as of December 31, 2002, there was no deferred compensation remaining related to the NeoGene.

      As a result of the foregoing, and the 2003 warrant issuance, we amortized deferred compensation for the years ended December 31, 2003, 2002 and 2001 by $104,000, $411,000 and $1,461,000, respectively.

Common Stock, Option and Warrant Issuances for Services

      During the year ended December 31, 2001, we issued 200 shares of common stock and warrants to purchase up to 10,000 shares of common stock to consultants for services aggregating $643,000.

      During the year ended December 31, 2002, we issued 383,326 shares of common stock and warrants to purchase up to 161,460 shares of our common stock at an exercise price of $0.25 per share, in settlement of $1,020,000 payable to vendors. The warrant was exercised in 2003.

      During the year ended December 31, 2003, we issued to consultants warrants to purchase up to 130,000 shares of our common stock and options to purchase up to 10,000 shares of our common stock at an exercise price of $4.90. The fair value of the warrants and options was estimated to be $516,000 using the Black Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 95.6%; risk free interest rate of 3.2%; and an expected life of five to ten years. Accordingly, a non-cash expense of $276,000, representing the fair value of the vested portion of the warrants and options, was recorded upon issuance. The remainder, $240,000 was recorded as deferred compensation, and is being amortized over the vesting period.

      We have reserved shares of our common stock for future issuances related to the following:

Conversion of Series D preferred shares	1,127,660
Conversion of Series E preferred shares	2,630,000
Exercise of stock options	1,401,694
Exercise of warrants	5,918,926

Total shares of common stock reserved for future issuances	11,078,280

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warrants Activity, Primarily in Connection with Financing Transactions

      Warrants are typically issued by the Company to investors as part of a financing transaction, or in connection with services rendered by placement agents and outside consultants and expire at varying dates through September 2008. A summary of warrant activity follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	490,060	$65.83	103,890	$322.75	165,608	$339.25
Granted	6,601,888	4.94	408,601	8.92	47,702	226.25
Exercised	(1,169,070)	2.83	–	–	–	–
Forfeited(1)	(3,952)	450.12	(22,431)	19.57	(109,420)	284.25

Outstanding, at end of year	5,918,926	$10.10	490,060	$65.83	103,890	$322.75

(1)	Expiration of public warrants in 2001 that were issued at time of initial public offering.

      The following table summarizes information about warrants outstanding at December 31, 2003:

		Weighted	Weighted		Weighted
	Warrants	Average	Average	Warrants	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Price	12/31/03	Life	Price	12/31/03	Price

$3.00 to $5.99	2,567,698	4.41	$3.54	2,502,698	$3.50
$6.00 to $11.50	3,220,154	4.73	$6.52	3,220,154	$6.52
$11.51 to $100.00	39,067	3.03	$72.94	39,067	$72.94
$100.00 – $525.00	92,007	1.51	$292.08	83,861	$294.74

	5,918,926			5,845,780

Other Equity Transactions

      During the year ended December 31, 2001, we entered into a financing transaction with two private investor groups which provided, among other things, for up to $24,000,000 in financing commitments over a seven-month period. We did not draw down all the funds and paid a break-up fee of $405,000, which amount was charged to general and administrative expense.

      During the year ended December 31, 2001, we sold to our employees through our Employee Stock Purchase Plan (ESPP), 2,557 shares of our common stock for approximately $158,000. Pursuant to the ESPP, the shares were sold at a 15% discount to market on the date of purchase.

10.	Stock-Based Compensation

      We have three stock option plans: the 1991 Stock Incentive Plan (1991 Plan), the 1997 Stock Incentive Plan (1997 Plan) and the 2003 Stock Incentive Plan (2003 Plan), (collectively, the Plans). The Plans provide for the granting of incentive and nonqualified stock options as well as other stock-based compensation to employees, directors and consultants. The 1991 Plan, as amended, authorized the grant of up to 16,057 shares of our common stock; no grants were made pursuant to this Plan after the adoption of the 1997 Plan. The 1997 Plan, as amended, authorizes the issuance of up to 1,219,000 shares of our common stock. The 2003 Plan will

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

be submitted to the stockholders for formal approval at the next board meeting. As of December 31, 2003, the board of directors granted options to purchase 315,000 shares of our common stock. It is our intention to include these options in the 2003 Plan.

      A summary of our stock option activities for all stock option plans is as follows for each of the three years in the period ended December 31, 2003:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	601,799	$37.27	116,679	$168.50	99,607	$208.50
Granted	1,093,200	$3.48 (1)	500,390	$9.48	28,860	$96.50
Exercised	(167,250)	$2.57 (1)	–	–	–	–
Forfeited	(126,055)	$94.01	(15,270)	$129.44	(11,788)	$123.00

Outstanding, at end of year	1,401,694	$10.83	601,799	$37.27	116,679	$168.50

Exercisable at end of year	808,509	$14.60	192,733	$101.80	64,403	$118.00

(1)	Calculations exclude an award and exercise of 105,700 stock purchase rights that are similar to options having a zero exercise price that were used to facilitate the issuance of stock to employees.

      The following table summarizes information about stock options outstanding under all plans at December 31, 2003:

		Weighted	Weighted		Weighted
	Options	Average	Average	Options	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Price	12/31/03	Life	Price	12/31/03	Price

$1.00 – $2.50	779,250	9.22	$1.60	464,250	$1.34
$2.51 – $5.00	473,800	9.60	$4.67	253,025	$4.72
$5.01 – $10.00	64,640	9.84	$6.52	17,060	$7.21
$10.01 – $325.00	84,004	6.82	$134.46	74,174	$133.64

	1,401,694			808,509

      All of the options granted under the Plans have been made at fair market values on the dates originally authorized by the Board of Directors, or the Compensation committee. However, as described below, certain grants contemplated by the Board had later grant, or measurement, dates. Accordingly, the Company recorded a non-cash stock-based employee compensation expense of $2,296,000 during the year ended December 31, 2003.

      On March 28, 2003 our Board of Directors determined it was in the best interest of the Company to grant options to certain of its executives, employees and consultants at $1.99 per share, the closing sale price of our common stock on March 28, 2003, in recognition of their services to the Company during our financial and strategic restructuring and as an incentive for the completion of the restructuring. Due to state securities law requirements, not all of these grants could be made on March 28, 2003. The Board was not able to obtain clearance to make the grants under state securities law until September 2003. During the period from March

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2003 to September 2003, the fair market value of our stock rose substantially. The actual grants occurred as follows:

•	Options to purchase an aggregate of 140,000 shares at an exercise price of $1.99 per share granted to certain non-California resident employees and consultants on March 28, 2003.

•	Certain employees received 105,700 shares of common stock in lieu of options. To accomplish this under state law, rights to purchase were issued that are similar to options. The employees did not have to pay money for the award and a charge to expense of $547,000 was recorded based on the fair market value of the common stock on the date of award.

•	Options to purchase an aggregate of 315,000 shares at an exercise price of $1.99 per share to certain executive officers on September 5, 2003. The difference between the exercise price of the 315,000 executive officer options granted on September 5, 2003, and the fair market value of our common stock at that date, amounting to $1,005,000, was expensed during the year ended December 31, 2003, in accordance with APB Opinion No. 25.

      In addition, during the year ended December 31, 2003 the Company recorded a non-cash stock-based employee compensation expense of $744,000 in connection with options granted in September 2002, subject to stockholder approval.

      We apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees, and do not recognize compensation expense when the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Directors’ stock options are treated in the same manner as employee stock options for accounting purposes. Under Statement No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that statement and is reported in Note 1 to the Consolidated Financial Statements.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 3.16% (2003); 3.04% (2002); and 4.22% (2001), zero expected dividend yields; expected lives of 5 years; expected volatility of 95.23% (2003); 118.54% in (2002); and 87.58% (2001). The weighted average fair value of stock options granted in 2003, 2002 and 2001 was $3.50, $1.45 and $62.25, respectively.

11.	Related Party Transactions

Royalties Payable Pursuant to Patents Assigned to Us by a Former Officer

      See Note 8 for a description of our obligations pursuant to royalty agreements with a former officer.

Director and Officer Notes for the Exercise of Equity Instruments

      As of January 1, 2002, certain of our directors and officers owed us $616,000 previously loaned to them for the exercise of stock options or the purchase of stock. During 2002, we were repaid $391,000, which included all loans to officers. In February 2003, we agreed to forgive and terminate the remaining $225,000 and in return, the directors agreed to return the shares of common stock originally purchased under the loans. For accounting purposes, this arrangement was considered to be an uncompleted transaction and therefore, the common stock and related notes receivable were eliminated as of December 31, 2002.

SPECTRUM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(Formerly NeoTherapeutics, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Outsource Arrangement

      Between November 2002 and November 2003, we had outsourced the administration, accounting and human resources functions, and SEC report preparation to McManus Financial Consulting (MFC) for a monthly fee of $15,000; and all investor relations activities to McManus & Co. (M&C) for a monthly fee of $10,000 to $12,000 per month. Between January and June 2002, MFC also provided services to us at hourly rates, subject to a minimum annual retainer of $24,000. During the years ended December 31, 2003 and 2002, MFC and M&C received total fees and payments under severance arrangements amounting to $539,000 and $106,000, respectively. MFC and M&C are co-owned by two of our former officers, John and Michael McManus, who are also brothers. John McManus received direct compensation from the Company as Vice President Finance and Strategic Planning and Assistant Corporate Secretary; however, Michael McManus received no direct compensation from us for his services as Controller. In November 2003, John and Michael McManus resigned their positions with the Company to return to their consulting business to pursue other opportunities. The consulting agreement with M&C will remain in effect through its expiration on July 31, 2004.

12.	Quarterly Financial Information (Unaudited)

      The following is a summary of the unaudited quarterly results of operations for each of the calendar quarters ended in the two-year period ended December 31, 2003 (in thousands, except share and per share data):

	March 31	June 30		September 30		December 31

	(Amounts in Thousands Except Share and Per Share Data)
Fiscal 2003
Revenues	$–	$–		$1,000		$–
Total operating expenses	$1,698	$1,612		$3,599		$4,559
Net loss	$(1,697)	$(1,647)		$(2,720)		$(4,326)
Basic and diluted loss per share	$(0.58)	$(1.27	)(1)	$(2.27	)(1)	$(0.82	)(1)
Shares used in calculation	2,909,000	3,117,000		3,975,000		6,637,000
Fiscal 2002
Revenues	$20	$191		$2,008		$152
Total operating expenses	$6,403	$5,238		$4,528		$3,709
Net loss	$(6,305)	$(5,140)		$(2,353)		$(3,836)
Basic and diluted loss per share	$(6.50)	$(4.50)		$(1.50)		$(1.89)
Shares used in calculation	970,000	1,142,000		1,565,000		2,024,000

(1)	The loss per share for the quarters ended June 30, 2003 and September 30, 2003 have been adjusted to record the effect of deemed dividends resulting from beneficial conversion features embedded in our Series D 8% Cumulative Convertible Voting Preferred Stock and our Series E Convertible Voting Preferred Stock. For the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, the effect of recording deemed dividends was to increase loss per share by $(0.72), $(1.56), and $(0.16), respectively.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Certificate of Incorporation of the Registrant, as filed on May 7, 1997. (Filed as Exhibit B to the Definitive Proxy Statement dated May 8, 1997, for the Annual Meeting of Shareholders of Spectrum Pharmaceuticals Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)
3	.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
3	.1.2	Certificate of Designation of 5% Series A Preferred Stock with Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)
3	.1.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)
3	.1.4	Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3, as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)
3	.1.5	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002 (Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
3	.1.6	Certificate of Designations, Rights and Preference of the Series D 8% Cumulative Convertible Voting Preferred Stock. (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)
3	.1.7	Certificate of Increase. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)
3	.1.8	Certificate of Designations, Rights and Preference of the Series E Convertible Voting Preferred Stock (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)
3.2		Form of Amended and Restated Bylaws of the Registrant (Filed as Exhibit 4.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
4.1		Form of Warrant issued by the Registrant to certain investors, dated as of May 11, 1999, to purchase up to an aggregate of 80,000 shares of our common stock. (Filed as Exhibit 4.6 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.2		Warrant issued by the Registrant to Stradling Yocca Carlson & Rauth, dated as of May 17, 1999. (Filed as Exhibit 4.7 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.3		Form of Representative’s Warrant issued to Joseph Charles & Associates, Inc., dated as of July 26, 1999, to purchase up to 100,000 shares of our common stock. (Filed as Exhibit 4.12 to the Registration Statement on Form S-1, as amended (No. 333-79935), as filed with the Securities and Exchange Commission on July 21, 1999, and incorporated herein by reference.)
4.4		Registration Rights Agreement dated as of November 19, 1999, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)

Exhibit No.	Description

4.5	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)
4.6	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of November 19, 1999. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 1999, and incorporated herein by reference.)
4.7	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of November 19, 1999. (Filed as Exhibit 4.14 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)
4.8	Registration Rights Agreement dated as of February 25, 2000, by and among the Registrant, Montrose Investments Ltd. and Strong River Investments, Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)
4.9	Closing Warrant issued by the Registrant to Montrose Investments Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)
4.10	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of February 25, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2000, and incorporated herein by reference.)
4.11	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of February 25, 2000. (Filed as Exhibit 4.15 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)
4.12	Registration Rights Agreement dated as of April 6, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)
4.13	Class A Warrant issued by the Registrant to Montrose Investments Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)
4.14	Class A Warrant issued by the Registrant to Strong River Investments, Inc., dated as of April 6, 2000. (Filed as Exhibit 4.5 to Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2000, and incorporated herein by reference.)
4.15	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of April 6, 2000. (Filed as Exhibit 4.16 to the Registration Statement on Form S-3 (No. 333-37180), as filed with the Securities and Exchange Commission on May 16, 2000, and incorporated herein by reference.)
4.16	Registration Rights Agreement dated as of April 28, 2000, by and among the Registrant, Royal Canadian Growth Fund and Dlouhy Investments Inc. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)
4.17	Warrant issued by the Registrant to Royal Canadian Growth Fund, dated as of May 1, 2000. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)
4.18	Warrant issued by the Registrant to Dlouhy Investments Inc., dated as of May 1, 2000. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2000, and incorporated herein by reference.)
4.19	Registration Rights Agreement dated as of September 21, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)

Exhibit No.	Description

4.20	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of September 21, 2000. (Filed as Exhibit 4.7 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.21	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 21, 2000. (Filed as Exhibit 4.8 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.22	Registration Rights Agreement dated as of September 29, 2000, by and among the Registrant, Strong River Investments, Inc. and Montrose Investments Ltd. (Filed as Exhibit 4.12 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.23	Closing Warrant issued by the Registrant to Montrose Investments, Ltd., dated as of September 29, 2000. (Filed as Exhibit 4.13 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.24	Closing Warrant issued by the Registrant to Strong River Investments, Inc., dated as of September 29, 2000. (Filed as Exhibit 4.14 to Form 8-K, as filed with the Securities and Exchange Commission on November 13, 2000, and incorporated herein by reference.)
4.25	Form of Warrants issued by the Registrant to Brighton Capital, Ltd., dated between September 18, 2000 and May 18, 2001. (Filed as Exhibit 4.32 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.26	Rights Agreement, dated as of December 13, 2000, between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)
4.27	Registration Rights Agreement dated as of December 18, 2000, by and between the Registrant and Societe Generale. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)
4.28	Warrant issued by the Registrant to Societe Generale, dated as of December 18, 2000. (Filed as Exhibit 4.6 to Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2000, and incorporated herein by reference.)
4.29	Warrant issued by the Registrant to Brighton Capital, Ltd., dated as of December 18, 2000. (Filed as Exhibit 4.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.30	Warrant issued by the Registrant to CroMedica Global, Inc., dated as of January 25, 2001. (Filed as Exhibit 4.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.31	Warrant issued by the Registrant to IAT ReInsurance Syndicate Ltd., dated as of March 8, 2001. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.)
4.32	Warrant issued by the Registrant to Montrose Investments Ltd., dated as of May 18, 2001. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)
4.33	Warrant issued by the Registrant to Strong River Investments, Inc., dated as of May 18, 2001. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)
4.34	Form of Warrant issued by the Registrant to Gruntal & Co., L.L.C., dated as of August 10, 2001 (Filed as Exhibit 4.44 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

Exhibit No.	Description

4.35	Form of Warrants issued by the Registrant to Cantor Fitzgerald & Co, dated as of December 6, 2001 and December 13, 2001. (Filed as Exhibit A to Schedule 1 to Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)
4.36	Warrant issued by the Registrant to Jefferies & Company, Inc., dated as of December 13, 2001. (Filed as Exhibit 4.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.37	Form of Warrant issued by the Registrant to certain purchasers, dated as of March 13, 2002. (Filed as Exhibit 4.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
4.38	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 5, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)
4.39	Form of Warrant issued by the Registrant to certain purchasers, dated as of June 7, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)
4.40	Warrant Repurchase Agreement by and between the Registrant and BNC Bach International, Ltd., dated as of July 31, 2002. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
4.41	Form of Warrant issued by the Registrant to five purchasers, dated as of November 21, 2002, to purchase up to an aggregate of 107,870 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.)
4.42	Form of Warrant issued by the Registrant to certain purchasers, dated as of December 13, 2002, to purchase up to an aggregate of 65,550 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2002, and incorporated herein by reference.)
4.43	Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)
4.44	Form of Series D-1 Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
4.45	Form of Series D-2 Warrant. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
4.46	Series D-3 Warrant. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
4.47	Registration Rights Agreement dated as of May 7, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
4.48	Amendment No. 1 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.)
4.49	Registration Rights Agreement dated as of August 13, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)
4.50	Form of Series 2003-1 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)
4.51	Form of Series E-1 Warrant (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)

Exhibit No.		Description

4.52		Form of Series E-2 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
4.53		Series E-3 Warrant (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
4.54		Registration Rights Agreement dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
10	.1 *	1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)
10	.2 *	Form of Indemnification Agreement between the Registrant and each of its officers and directors. (Filed as Exhibit 10.10 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)
10.3		Industrial Lease Agreement dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to the Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)
10	.4 *	Employee Stock Purchase Plan. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-54246), and incorporated herein by reference.)
10	.5 *	Amendment 2001-1 to the Employee Stock Purchase Plan effective as of June 21, 2001. (Filed as Exhibit 10.22 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)
10	.6 *	Executive Employment Agreement for Rajesh C. Shrotriya, M.D., dated as of December 1, 2000. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
10.7		License Agreement dated as of June 29, 2001, by and between the Registrant and NDDO Research Foundation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)
10.8		License Agreement dated as of August 28, 2001, by and between the Registrant and Johnson Matthey PLC. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)
10.9		License Agreement dated as of October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)
10.10		Letter Agreement dated as of March 11, 2002, by and between the Registrant and Brighton Capital, Ltd. (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
10.11		Form of Securities Purchase Agreement, by and between the Registrant and certain investors, dated as of March 12, 2002 and March 15, 2002, for the purchase of an aggregate of 3,100,000 shares of our common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)
10.12		Securities Purchase Agreement by and between the Registrant and an institutional investor, dated as of June 5, 2002, for the purchase of an aggregate of 800,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)
10.13		Form of Securities Purchase Agreement by and between the Registrant and institutional investors, dated as of June 7, 2002, for the purchase of an aggregate of 5,935,483 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

Exhibit No.	Description

10.14	Form of Stock Purchase Agreement by and between the Registrant and four institutional investors, dated as of July 8, 2002, for the purchase of an aggregate of 6,470,588 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2002, and incorporated herein by reference.)
10.15	Mutual Rescission Agreement by and between the Registrant and Stonestreet Limited Partnership dated as of July 25, 2002, to rescind the purchase of 400,000 shares of our common stock. (Filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.16	Additional Collateral Rider by and between the Registrant and General Electric Capital Corporation dated as of September 22, 2002. (Filed as Exhibit 10.6 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.17	Settlement Agreement and Release by and between the Registrant and Merck Eprova AG dated as of September 30, 2002. (Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.18	First Amendment to License Agreement dated August 28, 2001 by and between the Registrant and Johnson Matthey PLC dated as of September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.19	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG dated as of September 30, 2002. (Filed as Exhibit 10.9 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)
10.20	Form of Settlement Agreement and Release by and between the Registrant and certain vendors for the issuance of an aggregate of 356,956 shares of our common stock to settle $628,190 in vendor payables. (Filed as Exhibit 4.1 to Form 8-K, as Filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference.)
10.21	Settlement Agreement and Release by and between the Registrant and Symbion Research International, Inc. dated as of October 22, 2002. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2002 and incorporated herein by reference.)
10.22	Form of Securities Purchase Agreement by and between the Registrant and five investors, dated as of November 21, 2002, for the purchase of an aggregate of 469,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002 and incorporated herein by reference.)
10.23	Form of Securities Purchase Agreement by and between the Registrant and three investors, dated as of December 13, 2002, for the purchase of an aggregate of 285,000 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference.)
10.24	Settlement Agreement and Release by and between the Registrant and Oppenheimer, Wolff and Donnelly, LLP dated as of November 22, 2002. (Filed as Exhibit 4.3 to Form S-3, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)
10.25	Form of Securities Purchase Agreement by and between the Registrant and three institutional investors, dated as of January 16, 2003, for the purchase of an aggregate of 222,223 shares of our common stock. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003 and incorporated herein by reference.)
10.26	Successor Party Agreement by and between the Registrant, Pfizer, Inc. and the Regents of the University of California, dated February 19, 2003. (Filed as Exhibit 10.47 to Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference.)

Exhibit No.		Description

10.27		Letter of Agreement by and between the Registrant and LEKAR Pharma Limited, dated as of March 26, 2003, for an investment of $1 million in the Registrant’s common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference.)
10.28		Limited Liability Agreement of NeoJB LLC, a Delaware limited liability company effective as of April 17, 2002. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)
10.29		Supply Agreement dated April 16, 2002 by and between J.B. Chemicals & Pharmaceuticals Ltd. and NeoJB LLC. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)
10.30		Management Agreement dated April 16, 2002 by and between NeoTherapeutics, Inc. and NeoJB LLC. (Filed as Exhibit 10.3 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)
10.31		Preferred Stock and Warrant Purchase Agreement dated as of April 29, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10.32		Amendment No. 1 of the Preferred Stock and Warrant Purchase Agreement and Registration Rights Agreement dated as of May 13, 2003 by and among the Registrant and the persons listed on Schedule 1B attached thereto. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10	.33*	Form of Lock-up Agreement. (Filed as Exhibit 10.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10.34		Engagement Letter dated as of February 1, 2003, by and among the Registrant and SCO Financial Group LLC. (Filed as Exhibit 10.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10	.35*	Spectrum Pharmaceuticals, Inc. Amended and Restated 1997 Stock Incentive Plan. (Filed as Annex A to our Definitive Proxy Statement, as filed with the Securities and Exchange Commission on May 16, 2003 and incorporated herein by reference.)
10.36		Common Stock and Warrant Purchase Agreement dated as of August 13, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003 and incorporated herein by reference.)
10.37		Preferred Stock and Warrant Purchase Agreement dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
10	.38*	Form of Lock-up Agreement (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003 and incorporated herein by reference.)
10.39		Exclusive Supply, Marketing and Distribution Agreement between Lannett Company, Inc. and the Registrant dated August 15, 2003. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)
10.40		Separation Agreement and General Release dated November 13, 2003 by and between Spectrum and John L. McManus. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)
10.41		Separation Agreement and General Release dated November 7, 2003 by and between Spectrum and Michael P. McManus. (Filed as Exhibit 10.7 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)

Exhibit No.		Description

10	.42*	2003 Stock Incentive Plan. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)
10.43		Letter of Agreement between Spectrum and McManus & Company, Inc. dated August 19, 2002. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.)
10	.44+#	Exclusive Supply, Marketing and Distribution Agreement between FDC, Ltd. and the Registrant dated November 20, 2003.
10	.45+	Executive Employment Agreement for Luigi Lenaz, M.D., dated as of October 22, 2001
21+		Subsidiaries of Registrant
23	.1+	Consent of Kelly & Company
23	.2+	Information Regarding Consent of Arthur Anderson LLP.
31	.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

+ Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.