Form 10-K/A
period 2003-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2004-04-29
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

          As of April 23, 2004, there were 13,230,053 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          There are no documents incorporated by reference herein.

EXPLANATORY NOTE

      The primary purpose of this Amendment is to provide information required by Items 10, 11, 12, 13 and 14 of Part III of this report on Form 10-K, which the registrant intended to incorporate by reference from the registrant’s proxy statement for the 2004 Annual Meeting of Stockholders. Items 10, 11, 12, 13 and 14 to the Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 29, 2004, are hereby amended and restated in their entirety as follows. Item 15 to the Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 29, 2004, is hereby amended to add the exhibits listed as follows.

		Page

PART III
Item 10.	Directors and Executive Officers of the Registrant	2
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions	18
Item 14.	Principal Accountant Fees and Services	22
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	23
Signatures		24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      Our Board of Directors currently consists of nine directors, divided into classes. Recently, the Board of Directors approved a reduction in the number of directors from nine to seven as well as amended our bylaws to declassify the Board to eliminate the classes and staggered terms and provide to for the annual election of all directors. These changes will be effective immediately prior to the 2004 Annual Meeting of Stockholders, tentatively scheduled for July 9, 2004. In order to properly effect the declassified Board under Delaware law, each member of our Board has resigned, effective as of the upcoming annual meeting, and therefore each member’s current term will expire at the annual meeting.

      The Board has nominated Ann C. Kessler, Armin M. Kessler, Anthony E. Maida, Dilip J. Mehta, Paul H. Silverman, Rajesh C. Shrotriya and Julius A. Vida for election to the Board at the upcoming annual meeting. Carol O’Cleireacain and Mark J. Glasky will be retiring from service as directors effective as of the annual meeting.

      The following provides the names, ages and background of our directors and director nominees.

Mark J. Glasky	Mr. Glasky, 42, has been a director of Spectrum Pharmaceuticals, Inc. since August 1994. Mr. Glasky has been employed by Bank of the West since 2003 and is currently the Senior Vice President and Regional Manager of the Los Angeles Commercial Banking Center. Mr. Glasky was employed by Bank of America in various corporate lending positions from 1982 to 2003 with the latest position as Senior Vice President and Credit Products Executive for California Commercial Banking. Mr. Glasky obtained a B.S. degree in International Finance from the University of Southern California in 1983 and an M.B.A. degree in Corporate Finance from the University of Texas at Austin in 1987.
Ann C. Kessler, Ph.D.	Dr. Kessler, 60, has been a director of Spectrum Pharmaceuticals, Inc. since November 1999. Dr. Kessler serves as a member of the Scientific Advisory Board of Gen-Probe, a NASDAQ listed clinical laboratory and blood screening company, and serves as the Chair of the Science and Development Advisory Board of Maxim Pharmaceuticals, Inc., a NASDAQ listed global biopharmaceutical company focused on developing products for life threatening cancers and chronic liver disease. From January 1969 until she retired in June 1995, Dr. Ann Kessler held a number of management positions with Hoffmann-La Roche, a pharmaceutical company, in Basel, Switzerland and Nutley, New Jersey. Most recently, Dr. Ann Kessler was Director of International Project Management and was responsible for global project development decisions. Dr. Ann Kessler’s previous appointments included Director of the Division of Exploratory Research and Director of the Departments of Pharmacology, Chemotherapy, and Biochemical Nutrition. Dr. Ann Kessler has authored over 100 publications dealing with obesity, lipid metabolism and appetite regulation, and has 20 patents issued concerning pharmacological approaches to diseases. Dr. Ann Kessler obtained her B.S. degree from the College of Notre Dame of Maryland in 1965, M.S. in Biological Sciences from Northwestern University, in 1967, and a Ph.D. in Biochemistry from New York University in 1973. Dr. Ann Kessler is the wife of Armin M. Kessler, a Director of the Company.

Armin M. Kessler	Mr. Kessler, 66, has been a director of Spectrum Pharmaceuticals, Inc. since November 1999. Mr. Kessler also serves as a member of the Board of Directors of Gen-Probe, a NASDAQ listed clinical laboratory and blood screening company, and of The Medicines Company, a NASDAQ listed company and a developer of acute care products. From 1983 until he retired in 1995, Mr. Kessler held a number of executive management positions with Hoffmann-La Roche AG, a pharmaceutical company, including Chief Operating Officer, Head of the Pharmaceutical Division, Head of the Diagnostic Division with worldwide responsibility for pharmaceuticals, diagnostics, vitamins and chemicals and Managing Director of Roche U.K. Mr. Kessler also served as a member of the Board of Directors of Hoffman-LaRoche AG from 1990 to 1995, and the Corporate Executive Committee from 1986 to 1995. Until his retirement in 1995, Mr. Kessler served as a member of the Board of Directors of Genentech Inc., an NYSE listed biotechnology research company, from 1990 and Syntex Corporation, a bioscience company, from 1994. During this same period, Mr. Kessler served on the Executive Board of Pharmaceutical Partners for Better Healthcare and as President of the European Federation of Pharmaceutical Industry Associations. From 1961 to 1982 Mr. Kessler held a variety of positions in various countries with Sandoz Pharmaceuticals Corporation, a global supplier of generic pharmaceuticals, including Director of Worldwide Pharmaceutical Marketing, as well as Head of Patents and Licensing and President of Sandoz, Japan. Mr. Kessler received a Bachelor of Science degree in Chemistry and Physics from the University of Pretoria, South Africa in 1957, a Bachelor of Science Honors degree in Chemical Engineering from The University of Cape Town in 1959, a Juris Doctorate from Seton Hall University in 1971, and an Honorary Doctorate of Business Administration from University of Pretoria, South Africa in 1993. Mr. Kessler qualified as a U.S. Patent Attorney in 1972. Mr. Armin Kessler is the husband of Dr. Ann C. Kessler, a Director of the Company.

Anthony E. Maida, III	Mr. Maida, 52, has been a director of Spectrum Pharmaceuticals, Inc. since December 2003. Mr. Maida has been the Acting Chairman of DendriTherapeutics, Inc., a company focused on the clinical development of therapeutic vaccines for patients with cancer since 2003. Additionally, Mr. Maida has been serving as Chairman, Founder and Director of BioConsul Drug Development Corporation since 1999, servicing large and small biopharmaceutical firms in the clinical development of oncology products and product acquisition. Mr. Maida served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system (CNS), from June 2001 to July 2003. From 1999 to 2001, Mr. Maida held positions as Interim Chief Executive Officer for Trellis Bioscience, Inc., a private biotechnology company that addresses high clinical stage failure rates in pharmaceutical development, and CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. From 1992 until 1999, Mr. Maida served as President and CEO of Jenner Biotherapies, Inc. From 1980 to 1992, Mr. Maida served in senior management positions with various companies including President and Chief Executive Officer of CellPath, Inc., a biosciences company specializing in drug discovery and development, and Vice President Finance and Chief Financial Officer of DataPlan, Inc., a wholly owned subsidiary of Lockheed Corporation. Additionally, Mr. Maida currently works in the laboratory of Kit S. Lam, M.D., Ph.D., University of California, Medical Center, Department of Hematology and Oncology. Mr. Maida serves on the Advisory Board of Innovera Life Science Fund, the Scientific Advisory Board of EndPoint Ventures, Fund II and serves as a technical analyst for vFinance, a financial services company. Mr. Maida received a B.A. degree in Biology from San Jose State University 1977, received a B.A. Degree in History from University of Santa Clara 1975, a MBA from the University of Santa Clara 1978, and received a MA in toxicology from San Jose University 1986.

Dilip J. Mehta, M.D., Ph.D.	Dr. Mehta, 71, has been a director of Spectrum Pharmaceuticals, Inc. since June 2003 and member of our Scientific Advisory Board since 2001. Dr. Mehta has been self-employed as a pharmaceutical consultant since 2002. Dr. Mehta serves as a member of the Board of Directors of Esvee Pharmaceuticals, Pvt. Ltd. (Pune, India), and Bharat Serums & Vaccines Limited (Mumbai, India). Dr. Mehta is a current member of the Psychopharmacology Advisory Committee to the U.S. Food and Drug Administration. From 1982 until he retired in 1997, Dr. Mehta held a number of executive management positions with Pfizer Inc., a pharmaceutical company, including Senior Vice President, U.S. Clinical Research, with responsibility for clinical research (Phases 1, 2 and 3) including data processing and statistical analysis for Pfizer Inc.’s drugs in the U.S., as well as supervised submissions of NDA’s for Cardura, Norvasc, Zoloft, Zithromax, Diflucan, Unasyn, Trovan, Viagra, Geodon, and a number of other drugs/supplements. From 1993 until 1997, Dr. Mehta served as Chair, Efficacy Section for the Pharmaceutical Research and Manufacturers of America (“PhRMA”) in the International Conference on Harmonization and was a PhRMA topic leader for one of the Expert Working Group in Efficacy. From 1966 until 1982, Dr. Mehta held the position of Group Director, Clinical Research in the U.S. for Hoechst AG with supervision of Internal Medicine, Metabolic and Infectious Diseases and Cardiovascular groups. Dr. Mehta graduated from the University of Bombay, India, and holds an M.B.B.S. (Bachelor of Medicine and Bachelor of Surgery — equivalent to an M.D. degree in the U.S.), an M.D., and received a Ph.D. in Pharmacology. Dr. Mehta was a Research Fellow in Clinical Pharmacology at Cornell University Medical College.
Carol O’Cleireacain, Ph.D.	Dr. O’Cleireacain, 57, has been a director of Spectrum Pharmaceuticals, Inc. since September 1996. Dr. O’Cleireacain has been self-employed as an economic and management consultant in New York City since 1994. Since 1998, Dr. O’Cleireacain has served as Senior Fellow (non-resident) at the Brookings Institution in Washington D.C. Dr. O’Cleireacain served as the Director of the Mayor’s Office of Management and Budget of the City of New York from August 1993 until December 1993. From February 1990 until August 1993, Dr. O’Cleireacain was the Commissioner of the New York City Department of Finance. Since May 1996, Dr. O’Cleireacain has served as a director and member of the Executive Committee of Trillium Asset Management (formerly known as Franklin Research and Development Corp.), an employee-owned investment company in Boston. From April 1994 through April 1996, Dr. O’Cleireacain served as the first nominee of the United Steelworkers of America and the first woman director of ACME Metals Inc. Dr. O’Cleireacain has taught at various universities throughout her career. Recently she has been Adjunct Professor at the Milano Graduate School of Public Policy, New School University in 2000/2001; Adjunct Professor at Barnard College, Columbia University, 1998/1999 and 1997/1998; and Adjunct Professor at the Wagner Graduate School of Public Service, New York University, 1997/1998. Dr. O’Cleireacain received a B.A., with distinction, in Economics from the University of Michigan in 1968, an M.A. in Economics from the University of Michigan in 1970 and a Ph.D. in Economics from the London School of Economics in 1977.

Rajesh C. Shrotriya, M.D.	Dr. Shrotriya, 60, has been Chairman of the Board, Chief Executive Officer and President since August 2002 and a director of Spectrum Pharmaceuticals, Inc. since June 2001. Since September 2000, Dr. Shrotriya served as President and Chief Operating Officer of Spectrum Pharmaceuticals, Inc. Dr. Shrotriya also serves as a member of the Board of Directors of Antares Pharma, Inc., a drug delivery systems company. Prior to joining Spectrum Pharmaceuticals, Inc., Dr. Shrotriya held the position of Executive Vice President and Chief Scientific Officer from November 1996 until August 2000, and as Senior Vice President and Special Assistant to the President from November 1996 until May 1997, for SuperGen, Inc., a publicly-held pharmaceutical company focused on drugs for life-threatening diseases, particularly cancer. From August 1994 to October 1996, Dr. Shrotriya held the positions of Vice President, Medical Affairs and Vice President, Chief Medical Officer of MGI Pharma, Inc., an oncology-focused biopharmaceutical company. Dr. Shrotriya spent 18 years at Bristol-Myers Squibb Company in a variety of positions most recently as Executive Director, Worldwide CNS Clinical Research. Previously, Dr. Shrotriya held various positions at Hoechst Pharmaceuticals, most recently as Medical Advisor. Dr. Shrotriya was an attending physician and held a courtesy appointment at St. Joseph Hospital in Stamford, Connecticut. In addition, he received a certificate for Advanced Biomedical Research Management from Harvard University. Dr. Shrotriya received his M.D. degree from Grant Medical College, Bombay, India, in 1974; his D.T.C.D. (Post Graduate Diploma in Chest Diseases) degree from Delhi University, V.P. Chest Institute, Delhi, India, in 1971; M.B.B.S. (Bachelor of Medicine and Bachelor of Surgery – equivalent to an M.D. degree in the U.S.) from the Armed Forces Medical College, Poona, India, in 1967; and a B.S. with Chemistry degree from Agra University, Aligarh, India, in 1962.

Paul H. Silverman, Ph.D., D.Sc.	Dr. Silverman, 79, has been a director of Spectrum Pharmaceuticals, Inc. and member of our Scientific Advisory Board since September 1996. Dr. Silverman has served as a Director for the Western Center of the American Academy of Arts and Sciences, located on the University of California, Irvine campus since March 1997. Since March 1993, Dr. Silverman has also been an Adjunct Professor in the Department of Medicine at the University of California, Irvine. From January 1994 until July 1996, Dr. Silverman served as an Associate Chancellor for the Center for Health Sciences at the University of California, Irvine. From August 1992 until January 1994, Dr. Silverman served as the Director of Corporate and Government Affairs at the Beckman Laser Institute and Medical Clinic in Irvine, California. From November 1990 until December 1993, Dr. Silverman served as Director of Scientific Affairs at Beckman Instruments, Inc., now Beckman Coulter, an NYSE listed company that provides instrument systems to generate biomedical intelligence used in the battle against disease. Prior to 1990, Dr. Silverman served as the Director of the Systemwide Biotechnology Research and Education Program for the University of California; the Director of the Donner Laboratory and an Associate Director of the Lawrence Berkeley Laboratory at the University of California, Berkeley; as the President of the University of Maine at Orono; as the President of The Research Foundation of the State University of New York, and as the head of the Department of Immunoparasitology at Glaxo, Ltd., a research based pharmaceutical company. Dr. Silverman received his Ph.D. in Parasitology and Epidemiology and his Doctor of Science degree from the University of Liverpool, England.
Julius A. Vida, Ph.D.	Dr. Vida, 75, has been a director of Spectrum Pharmaceuticals since April 2003. Dr. Vida serves as a member of the Board of Directors of Medarex, Inc., a NASDAQ listed company focused on the discovery and development of human antibody-based therapeutic products, Orphan Medical, Inc., a NASDAQ listed company which acquires, develops and markets pharmaceutical products, Albachem Ltd., (UK), a biotechnology company which produces chemically synthesized custom peptides and proteins, Advanced Life Sciences, Inc., a biopharmaceutical company focused on developing treatments for infectious diseases and inflammation, FibroGen, Inc., a pharmaceutical company, OsteoScreen, Inc., a pharmaceutical company which attempts to find new drugs to slow bone loss, SWITCH Biotech AG (Germany), a pharmaceutical company focused on wound healing and dermatalogical complaints, and YM Biosciences, Inc. (Canada), a pharmaceutical development company that focuses on cancer therapeutics. Since 1993, Dr. Vida has been a self-employed pharmaceutical consultant with VIDA International Pharmaceutical Consultants. From 1975 until his retirement in 1993, Dr. Vida held various positions at Bristol-Myers Squibb and its predecessors. From 1991 to 1993, Dr. Vida was Vice President, Business Development, Licensing and Strategic Planning, and from 1985 to 1991, he was Vice President, Licensing. Dr. Vida graduated from Pazmany Peter University, Budapest, Hungary, holds an M.S. and a Ph.D. in Organic Chemistry from Carnegie Institute of Technology, was a Postdoctoral Fellow at Harvard University, and holds an M.B.A. from Columbia University.

Executive Officers

      The following table provides information regarding our Executive Officers, their ages, the year in which each first became an officer of the Company and descriptions of their backgrounds. John McManus, our former Vice President, Finance and Strategic Planning and Assistant Corporate Secretary, resigned his position as an executive officer of the Company effective as of November 13, 2003. Michael McManus, our former Controller, resigned his position as an executive officer of the Company effective as of November 7, 2003. During 2003, Dr. Ashok Gore did not serve in an executive officer capacity.

Name and Age

Rajesh C. Shrotriya, M.D. (60) Chairman, Chief Executive Officer and President	Information regarding Dr. Shrotriya is provided above under “Directors” on page 6 of this report.
Luigi Lenaz, M.D. (63) President Oncology Division	Dr. Lenaz, has served as President of the Oncology Division since November 2000. Prior to joining Spectrum Pharmaceuticals, Inc., he was Senior Vice President of Clinical Research and Medical Affairs from October 1997 to June 2000 of SuperGen, Inc., a NASDAQ listed pharmaceutical company dedicated to battling cancer. Previously, he was Senior Medical Director, Oncology Franchise Management for Bristol-Myers Squibb, a NYSE listed pharmaceutical company, from 1990 to 1997 and was Director, Scientific Affairs, Anti-Cancer for Bristol-Myers Squibb from 1978 to 1990. Dr. Lenaz was a Post Doctoral Fellow at both the Memorial Sloan-Kettering Cancer Center in New York and the National Cancer Institute in Milan, Italy. He received his medical training at the University of Bologna Medical School in Bologna, Italy.
Shyam Kumaria, CPA (54) Vice President Finance	Mr. Kumaria has served as Vice President Finance since December 2003. From 1996 to 2003, he served as part-time Chief Financial Officer of clients of The Finance and Accounting Connection, Inc., a financial and management consulting services firm. From 1984 to 1996, he served in senior executive and management positions for several companies including Deloitte & Touche. Mr. Kumaria became a Chartered Accountant in London, England in 1973 and a Certified Public Accountant in 1978. He received an Executive MBA from Columbia University in 1984.

Audit Committee

      We have an Audit Committee which is comprised of Ms. O’Cleireacain (Chair) and Messrs. Maida and Kessler, each of whom has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is “independent” within the meaning of the NASDAQ director independence standards, as currently in effect, and satisfies the SEC rules for Audit Committee membership. Our Board of Directors has determined that Mr. Maida is an audit committee financial expert within the meaning of the SEC rules.

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

      Based solely upon our review of the copies of reporting forms furnished to us, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the

Securities Exchange Act of 1934 applicable to our directors, officers and any persons holding 10% or more of our common stock with respect to our fiscal year ended December 31, 2003, were satisfied on a timely basis, except that Messrs. Shrotriya, Glasky, Kessler, Silverman, and John McManus, Dr. Kessler and Ms. O’Cleireacain each filed two Form 4s late to report two option grant transactions each that were exempt under Section 16 of the Exchange Act, and Messrs. Mehta, Vida, and Lenaz each filed one Form 4 late to report an option grant transaction that was exempt under Section 16 of the Exchange Act.

Code of Business Conduct and Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002. A copy of the Code of Business Conduct and Ethics will be provided to any person, without charge, upon oral request to (949) 788-6700 or upon written request to Investor Relations, Spectrum Pharmaceuticals, Inc., 157 Technology Drive, Irvine, CA 92618. Waivers from, and amendments to, if any, the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions will be posted on our website at www.spectrumpharm.com.

Item 11.	Executive Compensation

Executive Compensation Summary Table

      The following table sets forth information concerning total compensation during each of the past three fiscal years for services rendered to the Company earned or paid to the Chief Executive Officer, the one executive officer whose annual salary and bonus exceeded $100,000 in fiscal year 2003 and the one former executive officer of the Company who received compensation during fiscal 2003 in excess of $100,000 (the “Named Executive Officers”).

Executive Compensation Summary Table

				Long Term
				Compensation
				Awards
		Annual Compensation
				Securities Underlying	All Other
Named and Principal Position	Year	Salary	Bonus	Options (#)	Compensation

Rajesh Shrotriya	2003	$348,920	$500,000	440,000 (1)	0
Chairman, Chief Executive	2002	$299,000	0	157,000	0
Officer and President	2001	$260,000	0	11,600	0
Luigi Lenaz	2003	$268,868	$50,000	140,000	0
President Oncology Division	2002	$228,750	0	61,750	0
	2001	$200,000	0	1,200	0
John McManus	2003	$189,742	$20,500	110,000 (2)	$205,000 (3)
Former Vice President	2002	$155,745	0	43,250	0
Finance and Strategic Planning	2001	$140,000	0	1,200	0

(1)	Includes options to purchase 225,000 shares at an exercise price of $1.99 per share, subject to stockholder approval.

(2)	Includes options to purchase 90,000 shares at an exercise price of $1.99 per share, subject to stockholder approval. If the stockholders fail to approve the grant, we have agreed to pay Mr. McManus $504,900, less applicable statutory withholdings, within seven (7) days after the 2004 Annual Meeting of Stockholders. This amount represents the difference between the closing sale price of our common stock on the date of separation and the exercise price of the options.

(3)	Mr. McManus’ resigned from his position on November 17, 2003, and received a one-time payment of $205,000 under a severance agreement.

Option Grants for Fiscal 2003

      The following table sets forth for the year ended December 31, 2003, the grants of our common stock options to the Named Executive Officers:

Option Grants During Fiscal 2003

	Individual Grants
						Potential Realized Value at Assumed
			% of Total			Annual Rates of Stock Price
			Options Granted	Exercise		Appreciation for Option Term
	Options Granted		to Employees in	Price	Expiration
Name	(No. of Shares)		Fiscal Year	($/Sh)	Date	0%(1)	5%	10%

Rajesh Shrotriya	225,000	(2)	20.6%	1.99	09/05/13	$717,750	$1,450,727	$2,575,257
	215,000	(3)	19.7%	4.90	09/12/13	N/A	$662,540	$1,679,008
Luigi Lenaz	100,000	(3)	9.1%	1.99	03/28/13	N/A	$125,150	$317,155
	40,000	(3)	3.7%	4.90	09/12/13	N/A	$123,263	$312,374
John McManus	90,000	(4)	8.2%	1.99	11/16/04	287,100	$314,408	$341,933
	20,000	(5)	1.8%	4.90	11/16/04	N/A	$61,632	$156,187

(1)	On March 28, 2003 our Board of Directors determined it was in the best interest of the Company to grant options to certain of its executives, employees and consultants at $1.99 per share, the closing sale price of our common stock on March 28, 2003, in recognition of their services to the Company during our financial and strategic restructuring and as an incentive for the completion of the restructuring. Due to state securities law requirements, not all of these contemplated grants could be made on March 28, 2003. The Board was not able to obtain clearance to make the grants under state securities law until September 2003. During the period from March 2003 to September 2003, the fair market value of our stock rose substantially. The amounts indicated in the “0%” column represent the difference between the exercise price of the options granted on September 5, 2003, and the fair market value of our common stock at that date.

(2)	These options vest as of the date of grant, have a ten-year term and are subject to stockholder approval.

(3)	These options vest in equal increments of 25% per quarter from the date of grant and have a ten-year term.

(4)	These options became fully vested upon the resignation of John McManus and are subject to stockholder approval.

(5)	These options became fully vested upon the resignation of John McManus.

Option Exercises and Values for Fiscal 2003

      The following table sets forth information concerning our common stock option exercises during 2003 and year-end values as of December 31, 2003, for the Named Executive Officers.

Aggregated Option Exercises During 2003

Options Values at December 31, 2003

			Number of Securities		Value of Unexercised
	No. of		Underlying Unexercised		In-the-Money Options
	Shares		Options at FY-End		at FY-End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Rajesh Shrotriya	0	$0	513,350	108,250	$2,912,568	$373,025
Luigi Lenaz	0	$0	183,550	20,600	$1,125,969	$69,400
John L. McManus	13,300	$28,280	139,150	0	$895,647	$0

(1)	Based upon the closing sale price of the common stock on December 31, 2003, as reported by Nasdaq SmallCap Market, of $8.37 per common share.

Director Compensation

      Base Compensation. Each non-employee director receives an annual retainer of $15,000, effective as of July 1, 2003, and $2,000 for each in-person Board of Directors meeting attended and $500 for each telephonic Board of Director’s meeting attended.

      Each non-employee director serving as the Chairperson of our Audit and Compensation Committees receives $1,000 for each committee meeting attended while the other committee members of those committees receive $500 for each committee meeting attended. Each non-employee director serving as a member of our Placement Committee receives $250 per committee meeting and each member serving on our Special Function Committee receives $150.00 per hour per assignment. Our directors are also reimbursed for certain expenses incurred in connection with attendance at Board meetings. Directors who are also employees of the Company receive no additional compensation for service as directors.

      Stock Options. On July 31, 2003, we granted to each non-employee director an option to purchase 15,000 shares of our common stock at the then fair market value of $4.00 per share. On September 12, 2003, we granted to each non-employee director an option to purchase 5,000 shares of our common stock at the then fair market value of $4.90 per share. All options vest in installments of 25% per quarter beginning on the date of grant and have ten-year terms.

Employment Agreements and Severance Arrangement

      We have entered into employment agreements with two of our Named Executive Officers, Dr. Shrotriya and Dr. Lenaz. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

      Each officer’s employment may be terminated by us with or without cause as defined in the agreement. The agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns or if the officer decides to terminate his employment due to a disposition of a significant amount of assets or business units. The guaranteed severance payment includes a payment equal to twice the officer’s annual base salary. In addition, all options held by the officer shall immediately vest and will be exercisable for one year from the date of termination; provided, however, if the Board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the Board are not being met, in the Board’s judgement, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for approximately thirteen (13) months after the date of termination. The agreements also provide that, upon his retirement, all options held by the officer will become fully vested.

      Following termination of the officer’s employment, the officer shall be permitted to continue in his usual occupation and shall not be prohibited from competing with us except during the two (2) year severance period and in the specific industry market segments in which we compete and which represent twenty percent (20%) or more of our revenues.

      The following table sets forth information regarding the employment agreements for each Named Executive Officer, including each Named Executive Officer’s current base salary and each agreement’s ending date:

Name	Current Base Salary	Ending Date(1)

Rajesh C. Shrotriya	$500,000	December 31, 2004
Luigi Lenaz	$280,500	July 1, 2005

(1)	The employment agreement automatically renews for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement.

      John L. McManus, our former Vice President Finance and Strategic Planning, entered into a separation agreement with us dated November 13, 2003. Pursuant to the separation agreement, among other things, we paid Mr. McManus, on January 5, 2004, $205,000 in cash, less applicable statutory deductions.

      In addition, all stock options granted to Mr. McManus became fully vested as of November 13, 2003, subject only to any applicable stockholder approval requirements, and Mr. McManus shall be entitled to exercise such options in whole or in part from time to time during the one year period commencing on November 17, 2003. We also agreed to submit the 90,000 share conditional stock option grant made to Mr. McManus on September 5, 2003, to our stockholders for approval at our 2004 Annual Meeting of Stockholders with a recommendation that the stockholders approve such grant. If the stockholders fail to approve the grant at the Annual Meeting, we have agreed to pay Mr. McManus $504,900, less applicable statutory withholdings and deductions, within seven (7) days after the Annual Meeting. This amount represents the difference between the closing sale price of our common stock on the date of separation and the exercise price of the options.

Compensation Committee Interlocks and Insider Participation

      None of the members of the Board’s Compensation Committee is or has been an officer or employee of the Company. None of the Company’s executive officers has served as a director or compensation committee member of any other entity, one of whose executive officers served as a director or compensation committee member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table summarizes all equity compensation plans including those approved by security holders and those not approved by security holders, as of December 31, 2003.

	Number of		Number of Securities
	Securities to		Remaining Available
	be Issued		for Future Issuance
	Upon Exercise	Weighted-average	Under Equity
	of Outstanding	Exercise Price of	Compensation Plans
	Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants or Rights	Warrants and Rights	reflected in column (a))

Equity compensation plans approved by security holders	1,036,694 (1)	$13.74	15,056 (2)
Equity compensation plans not approved by security holders	1,221,509 (3)	$9.98	1,635,000 (5)
Employee Stock Purchase Plan(4)	N/A	N/A	9,444
Total	2,258,203	$11.70	1,659,500

(1)	The number includes shares of our common stock issuable upon the exercise of stock options outstanding under our 1991 Stock Incentive Plan and our 1997 Stock Incentive Plan.

(2)	This is the number of shares of our common stock available for issuance under the 1997 Stock Incentive Plan.

(3)	The number includes 365,000 shares of our common stock issuable upon the exercise of options granted under the 2003 Amended and Restated Stock Incentive Plan.

The number also includes 856,509 shares of common stock issuable upon exercise of warrants issued to non-employees of the Company under equity compensation plans approved by our Board of Directors that are not required to be approved by our stockholders pursuant to the rules of the NASDAQ Stock Market. We issued these warrants in circumstances that enable us to adequately compensate, without the payment in cash, for outside consultant services, primarily placement agents who assist us in raising funds for our operations, in order to conserve our cash for operating activities. The number of securities remaining available for future issuance under these types of equity compensation plans is zero; however, the Board of Directors may approve additional issuance of warrants under circumstances that it decides are appropriate. These warrants are typically exercisable for five years and have equitable anti-dilution rights for stock splits, stock dividends, reclassifications, compulsory share exchanges, distributions of indebtedness, assets, rights, warrants or subscriptions, merger, consolidation, sale of assets, tender offer or other exchanges of the entire class of common stock.

The number does not include warrants issued to investors in connection with financing transactions. As of December 31, 2003, there were outstanding investor warrants to purchase up to an aggregate of 5,062,417 shares of our common stock, with a weighted average exercise price of $9.59.

(4)	Approved by security holders.

(5)	This number represents the number of shares of our common stock currently available for issuance under the 2003 Amended and Restated Stock Incentive Plan, subject to approval by our stockholders.

2003 Stock Incentive Plan

In 2003, our Board of Directors authorized the adoption of a new stock incentive plan, the 2003 Stock Incentive Plan, and subsequently amended and restated the Plan in April 2004. This Plan is subject to stockholder approval at our 2004 Annual Meeting of Stockholders. The principal material features of the Plan are:

•	The initial number of shares of common stock available for issuance under the Plan is 2,000,000.

•	Commencing on July 1, 2004, the aggregate of the total number of shares of common stock (i) subject to outstanding awards under the Plan and under any of our other bonus or similar plans or agreements, (ii) previously issued upon exercise of awards under the Plan and awards under any of our other bonus or similar plans or agreements and (iii) issuable upon future grants of awards under the Plan and awards under any of our other bonus or similar plans or agreements, at any time, will equal 30% of the then outstanding shares of our common stock as of such time.

•	The aggregate number of shares of our common stock that may be issued under the Plan shall not exceed 15,000,000 during the ten-year term of the Plan.

•	The maximum number of shares of our common stock with respect to one or more awards that may be granted to anyone during a calendar year is 500,000.

•	Eligible participants include all employees, directors, and consultants.

•	Awards available under the plan include options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and stock payments.

•	The term of the Plan is ten (10) years from its date of adoption.

•	The term of the options granted may not exceed ten (10) years from date of grant.

      Further details regarding stock options and warrants issued by the Company are included in footnotes 9 and 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Security Ownership of Certain Beneficial Owners and Management

      Based on a review of filings with the Securities and Exchange Commission, the following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by holders of more than 5% of the outstanding shares of any class of our voting securities.

			Common
			Shares and
	Preferred	Percent of	Common	Percent of
	Shares	Preferred	Equivalents	Common
	Beneficially	Stock	Beneficially	Shares
Name and Address of Beneficial Owner	Owned(1)	Outstanding(2)	Owned(3)	Outstanding

BayStar Capital II, L.P.(5)(6)(7)	70	9.3%	1,001,308	7.2%
80 E. Sir Francis Drake Blvd., Suite 2B Larkspur, CA 94939
Islandia, L.P.(5)(6)(8)	25	3.3%	85,000	*
185 Madison Avenue, 23rd Floor New York, NY 10022
Midsummer Investment, Ltd.(5)(6)(9)	38	5.1%	129,200	*
185 Madison Avenue, 23rd Floor New York, NY 10022
North Sound Capital LLC(4)(5)(6)(10)	198	26.4%	3,217,140	21.6%
53 Forest Avenue, Suite 202 Old Greenwich, CT 06870
Omicron Capital, L.P.(5)(6)(11)	150	20.0%	820,270	5.9%
810 7th Avenue, 39th Floor New York, NY 10019
SCO Capital Partners LLC(4)(5)(6)(12)	108	14.4%	1,863,965	12.5%
1285 Avenue of the Americas, 35th Floor New York, NY 10019
SDS Capital Group, SPC, Ltd.(4)(5)(6)(13)	131	17.4%	1,884,193	12.9%
53 Forest Avenue, Suite 203 Old Greenwich, CT 06870
Xmark Fund, Ltd.(6)(14)	0	0%	864,351	6.3%
152 West 57th Street, 21st Floor New York, NY 10019

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The amount includes the combined number of shares of both our Series D 8% Cumulative Convertible Voting Preferred Stock and our Series E Convertible Voting Preferred Stock owned by the entity as of April 23, 2004. There are no outstanding shares of any other series of our preferred stock.

(2)	The number is a percentage of the combined number of outstanding shares of both our Series D and Series E preferred stock.

(3)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock owned as of April 23, 2004 and shares of common stock subject to preferred stock and warrants currently convertible or exercisable, or convertible or exercisable within 60 days of April 23, 2004, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person. The Series D Preferred Stock is convertible into shares of our common stock at a price of $2.35 per share and the Series E Preferred Stock is convertible into shares of our common stock at a price of $5.00 per share.

(4)	This entity owns shares of our Series D Preferred Stock. Pursuant to the terms of the Certificate of Designation for the Series D Preferred Stock, the number of shares of our common stock that may be acquired by any holder of Series D Preferred Stock upon any conversion of the preferred stock or that shall be entitled to voting rights is limited to the extent necessary to ensure that, following such conversion, the number of shares of our common stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of the Securities and Exchange Act of 1934, as amended, does not exceed 4.95% of the total number of shares of our common stock then outstanding.

(5)	This entity owns shares of our Series E Preferred Stock. Pursuant to the terms of the Certificate of Designation of the Series E Preferred Stock, the number of shares of our common stock that may be acquired by any holder of our Series E Preferred Stock upon any conversion of the Series E Preferred Stock or that shall be entitled to voting rights is limited to the extent necessary to ensure that, following such conversion, the number of shares of our common stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 4.95% of the total number of shares of our common stock then outstanding.

(6)	The entity owns warrants which provide that the number of shares of our common stock that may be acquired by any holder of the warrants upon exercise of the warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our common stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 4.95% of the total number of shares of our common stock then outstanding.

(7)	BayStar Capital II, L.P.’s beneficial ownership includes 539,770 shares of common stock subject to currently exercisable warrants and the effect of converting the 70 shares of preferred stock into 140,000 shares of common stock. Such beneficial ownership does not reflect the number of shares of common stock issuable upon exercise of the warrant issued to BayStar on April 21, 2004, which is not exercisable for one year from the date of issuance. It is our understanding that Bay Capital Management, LLC is the General Partner of BayStar Capital II, L.P. and Steve Derby, Lawrence Goldfarb, and Steven M. Lamar are the three Managing Members of the General Partner, and acting together are the natural persons who exercise voting and investment control over the securities beneficially owned.

(8)	Islandia, L.P. owns 5.1% of the number of outstanding shares of our Series E Preferred Stock and therefore, is included in the table. Islandia’s beneficial ownership includes 35,000 shares of common stock subject to currently exercisable warrants and the effect of converting the 25 shares of preferred stock into 50,000 shares of common stock. It is our understanding that John Lang, Inc. is the general partner of Islandia, L.P. and that Richard Berner as President of John Lang, Inc. is the natural person who exercises voting and investment control over the securities beneficially owned.

(9)	Midsummer Investment, Ltd. beneficial ownership includes 53,200 shares of common stock subject to currently exercisable warrants and the effect of converting the 38 shares of preferred stock into 76,000 shares of common stock. It is our understanding that Michel A. Amsalem, a Director of Midsummer Investment, Ltd., has voting and investment power over the securities beneficially owned by Midsummer Investment Ltd.

(10)	It is our understanding that North Sound Capital LLC is a related entity to North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC, and North Sound Legacy International Fund Ltd., and therefore, their holdings have been aggregated for purposes of this table. North Sound Capital’s beneficial ownership includes 1,066,416 shares of common stock subject to currently exercisable warrants and the effect of converting the 198 shares of preferred stock into 571,915 shares of common stock. Such beneficial ownership does not reflect the number of shares of common stock issuable to the related entities upon exercise of the warrants issued to them on April 21, 2004, which are not exercisable for one year from the date of issuance. It is our understanding that North Sound Capital LLC is the Investment Advisor to each of the related entities and that Thomas McAuley is the sole Managing

Member of North Sound Capital LLC and is the natural person exercising voting and investment control over the securities.

(11)	It is our understanding that Omicron Capital, L.P. is a related entity to Omicron Master Trust, and therefore, their holdings have been aggregated for purposes of this table. Omicron’s beneficial ownership includes 326,722 shares of common stock subject to currently exercisable warrants and the effect of converting the 150 shares of preferred stock into 300,000 shares of common stock. Such beneficial ownership does not reflect the number of shares of common stock issuable to Omicron Master Trust, upon exercise of the warrant issued to it on April 21, 2004, which is not exercisable for one year from the date of issuance. The following is our understanding of the facts surrounding who has investment and voting power over the securities beneficially owned by Omicron Capital: Omicron Capital, L.P., a Delaware limited partnership (“Omicron Capital”), serves as investment manager to Omicron Master Trust, a trust formed under the laws of Bermuda (“Omicron”), Omicron Capital, Inc., a Delaware corporation (“OCI”), serves as general partner of Omicron Capital, and Winchester Global Trust Company Limited (“Winchester”) serves as the trustee of Omicron. By reason of such relationships, Omicron Capital and OCI may be deemed to share dispositive power over the shares of our common stock owned by Omicron, and Winchester may be deemed to share voting and dispositive power over the shares of our common stock owned by Omicron. Omicron Capital, OCI and Winchester disclaim beneficial ownership of such shares of our common stock. Omicron Capital has delegated authority from the board of directors of Winchester regarding the portfolio management decisions with respect to the shares of common stock owned by Omicron and, as of April 21, 2003, Mr. Olivier H. Morali and Mr. Bruce T. Bernstein, officers of OCI, have delegated authority from the board of directors of OCI regarding the portfolio management decisions of Omicron Capital with respect to the shares of common stock owned by Omicron. By reason of such delegated authority, Messrs. Morali and Bernstein may be deemed to share dispositive power over the shares of our common stock owned by Omicron. Messrs. Morali and Bernstein disclaim beneficial ownership of such shares of our common stock and neither of such persons has any legal right to maintain such delegated authority. No other person has sole or shared voting or dispositive power with respect to the shares of our common stock being offered by Omicron, as those terms are used for purposes under Regulation 13D-G of the Securities Exchange Act of 1934, as amended. Omicron and Winchester are not “affiliates” of one another, as that term is used for purposes of the Securities Exchange Act of 1934, as amended, or of any other person named in this prospectus as a selling stockholder. No person or “group” (as that term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, or the SEC’s Regulation 13D-G) controls Omicron and Winchester.

(12)	It is our understanding that SCO Capital Partners, LLC is a related entity to SCO Financial Group LLC and SCO Securities LLC, and therefore, their holdings have been aggregated for purposes of this table. SCO’s beneficial ownership includes 1,265,594 shares of common stock subject to currently exercisable warrants and the effect of converting the 108 shares of preferred stock into 459,574 shares of common stock. It is our understanding that Steven H. Rouhandeh, the chairman of SCO Capital Partners LLC, has voting and investment power over the securities beneficially owned by SCO Capital Partners LLC.

(13)	SDS Capital Group, SPC, Ltd.’s beneficial ownership includes 936,506 shares of common stock subject to currently exercisable warrants and the effect of converting the 131 shares of preferred stock into 440,170 shares of common stock. Such beneficial ownership does not reflect the number of shares of common stock issuable to SDS Capital Group upon exercise of the warrant issued to it on April 21, 2004, which is not exercisable for one year from the date of issuance. It is our understanding that Steve Derby is the Managing Member of SDS Capital Group, and therefore would likely be the natural person who exercises voting and investment control over the securities beneficially owned.

(14)	It is our understanding that Xmark Fund, Ltd. is a related entity to Xmark Fund, L.P. and therefore, their holdings have been aggregated for purposes of this table. Xmark Fund’s beneficial ownership includes 462,041 shares of common stock subject to currently exercisable warrants into 462,041 shares of common stock. Such beneficial ownership does not reflect the number of shares of common stock issuable to Xmark Funds upon exercise of the warrant issued to it on April 21, 2004, which is not exercisable for one year from the date of issuance. It is our understanding that Xmark Fund, Ltd., a Cayman Islands corporation, is a private investment fund that is owned by its investors and managed by Brown Simpson Asset Management, LLC, a Delaware limited liability company, of which Mitchell D. Kaye is the managing member, and therefore, Mr. Kaye has voting and investment control over the shares owned by Xmark Fund, Ltd.

      The following table sets forth information, about our common stock that are or may be beneficially owned by (i) each Named Executive Officer; (ii) each of our directors; and (iii) our directors and executive officers as a group. Unless otherwise noted, each stockholder has sole voting power and sole investment power with respect to the securities shown in the table below.

	Shares
	Beneficially	Percent of Shares
Name of Beneficial Owner	Owned(1)	Outstanding

Named Executive Officers
Shrotriya, Rajesh(2)	643,426	4.65%
Lenaz, Luigi(3)	275,490	2.05%
McManus, John(4)	135,485	1.01%
Directors/ Director Nominees
Glasky, Mark(5)	27,949	*
Kessler, Ann(6)	26,000	*
Kessler, Armin(6)	26,000	*
Maida, Anthony(7)	7,500	*
Mehta, Dilip(7)	17,000	*
O’Cleireacain, Carol(7)	27,280	*
Silverman, Paul(7)	27,280	*
Vida, Julius(7)	17,000	*
All Executive Officers and Directors as a group (12 persons)(8)	1,250,840	9.19%

*	less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock owned as of April 23, 2004 and shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of April 23, 2004, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2)	Includes 620,850 shares of our common stock subject to stock options held by Dr. Shrotriya (225,000 of which have been granted subject to stockholder approval of the 2003 Stock Incentive Plan), which are currently exercisable or exercisable within 60 days of April 23, 2004 and 22,576 shares of our common stock beneficially owned by Dr. Shrotriya. The number does not include 200 shares of our common stock beneficially owned by Rick Shrotriya, Dr. Rajesh C. Shrotriya’s adult son, for which Dr. Shrotriya disclaims beneficial ownership.

(3)	Includes 203,550 shares of our common stock subject to stock options held by Dr. Luigi Lenaz, and 30,000 shares of our common stock subject to a currently exercisable warrant held by his wife, Dianne DeFuria, which are currently exercisable or exercisable within 60 days of April 23, 2004, as well as 5,750 shares subject to a currently exercisable warrant and 36,1960 shares of our common stock beneficially owned by Dr. Lenaz .

(4)	Includes 132,450 shares of our common stock subject to stock options held by Mr. McManus (90,000 of which have been granted subject to stockholder approval of the 2003 Stock Incentive Plan), which are currently exercisable or exercisable within 60 days of April 23, 2004 and 3,035 shares of our common stock beneficially owned by Mr. McManus.

(5)	Includes 27,280 shares of our common stock subject to stock options held by Mark J. Glasky, which are currently exercisable or exercisable within 60 days of April 23, 2004 and 699 shares of our common stock beneficially owned by Mark J. Glasky.

(6)	Includes 26,000 shares of our common stock subject to stock options held by each of Armin M. Kessler and Dr. Ann C. Kessler, which are currently exercisable or exercisable within 60 days of April 23, 2004. Armin M. Kessler and Dr. Ann C. Kessler are husband and wife.

(7)	Includes shares of our common stock subject to stock options which are currently exercisable or exercisable within 60 days of April 23, 2004.

(8)	In addition to the shares of our common stock beneficially owned by the officers and directors listed in the table, this number includes 20,000 shares of our common subject to stock options issued to Shyam Kumaria which are currently exercisable or exercisable within 60 days of April 23, 2004 and 400 shares of our common stock beneficially owned by Mr. Kumaria.

Item 13.	Certain Relationships and Related Transactions

      Assignment of Patents by Dr. Alvin J. Glasky. Dr. Alvin J. Glasky, Ph.D., is our former Chief Executive Officer and the father of one of our Directors, Mark J. Glasky. Pursuant to royalty agreements (Glasky Agreements) with Dr. Glasky, we are obligated to pay a royalty of two percent (2%) of all revenues derived by us from the use and sale by us of any products or methods included in the ten patents assigned to us. Our obligations expire concurrently with the expiration of the underlying patents, and any additional patents derived there from. Dr. Glasky may terminate the Glasky Agreements and receive a reassignment of the patents if we file a petition under any bankruptcy or insolvency laws or otherwise commence liquidation or winding up of our business. These patents related to certain of our neurology compounds. We do not currently anticipate generating any revenues from these compounds. We have not paid any royalties to Dr. Glasky pursuant to the agreements.

      McMaster University Agreement. In 1996, we entered into a license agreement with McMaster University (McMaster) that allows us the use of certain technologies developed by McMaster covered in the patents filed jointly by us and McMaster, all of which are also encumbered by the Glasky Agreements.

      Under the McMaster agreement, we are obligated to pay to McMaster an annual royalty of five percent (5%) on net sales of products containing compounds developed by McMaster, subject to annual minimum royalty payments of $25,000.

      Outsource Arrangement. During 2003, through November 2003, we had outsourced the administration, accounting, human resources functions, and SEC report preparation to McManus Financial Consultants, Inc, (MFC) for a monthly fee of $15,000 and all investor relations activities to McManus & Co., Inc. (M&C) for a monthly fee of $10,000 to $12,000. During the year ended December 31, 2003, MFC and M&C received total fees and payments under severance arrangements amounting to $539,000. MFC and M&C are co-owned by two of our former officers, John and Michael McManus, who are also brothers. John McManus received direct compensation from us as Vice President Finance and Strategic Planning and Assistant Corporate Secretary, however, Michael McManus received no direct compensation from us for his services as Controller. In November 2003, John and Michael McManus resigned their positions with the Company to return to their consulting business to pursue other opportunities. The consulting agreement with M&C will remain in effect through its expiration on July 31, 2004.

      Financing Transactions. On May 13, 2003, we completed a series of private placement transactions with certain institutional investors for an aggregate of 600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock, stated value $10,000 per share, five-year warrants to purchase up to an aggregate of 1,276,595 shares of our common stock, at an exercise price of $3.00 per share and five-year warrants to purchase up to an aggregate of 1,276,595 shares of our common stock at an exercise price of $3.50 per share for an aggregate purchase price of $6,000,000. The Series D Preferred Stock is convertible into shares of our common stock at a price of $2.35 per share. Dividends on the Series D Preferred Stock are payable quarterly either in cash or common stock at our discretion.

      Entities that we understand to be related to North Sound Capital LLC, a current beneficial owner of more than 5% of the total number of outstanding shares of our preferred stock and a current beneficial owner

19

of more than 5% of the total number of outstanding shares of our common stock, acquired 125 shares of Series D Preferred Stock which were convertible into 531,915 shares of our common stock and warrants to purchase up to 265,958 shares of our common stock at an exercise price of $3.00 per share and warrants to purchase up to an aggregate of 265,958 shares of our common stock at an exercise price of $3.50 per share for an aggregate purchase price of $1,250,000.

      SCO Capital Partners LLC, a current beneficial owner of more than 5% of the total number of outstanding shares of our preferred stock and a current beneficial owner of more than 5% of the total number of outstanding shares of our common stock, acquired 100 shares of Series D Preferred Stock which were convertible into 425,532 shares of our common stock and warrants to purchase up to 212,766 shares of our common stock at an exercise price of $3.00 per share and warrants to purchase up to an aggregate of 212,766 shares of our common stock at an exercise price of $3.50 per share for an aggregate purchase price of $1,000,000.

      An entity that we understand to be related to SDS Capital Group, SPC, Ltd., a current beneficial owner of more than 5% of the total number of outstanding shares of our preferred stock and a current beneficial owner of more than 5% of the total number of outstanding shares of our common stock, acquired 125 shares of Series D Preferred Stock which were convertible into 531,915 shares of our common stock and warrants to purchase up to 265,958 shares of our common stock at an exercise price of $3.00 per share and warrants to purchase up to an aggregate of 265,958 shares of our common stock at an exercise price of $3.50 per share for an aggregate purchase price of $1,250,000.

      Xmark Fund, Ltd., a current beneficial owner of more than 5% of the total number of outstanding shares of our common stock, acquired 159 shares of Series D Preferred Stock which were convertible into 676,596 shares of our common stock and warrants to purchase up to 338,298 shares of our common stock at an exercise price of $3.00 per share and warrants to purchase up to an aggregate of 338,298 shares of our common stock at an exercise price of $3.50 per share for an aggregate purchase price of $1,590,000.

      We paid fees and granted five-year warrants to purchase up to an aggregate of 255,319 shares of our common stock, at an exercise price of $3.00 per share, to SCO Financial Group LLC, an entity that we understand to be related to SCO Capital Partners LLC, in connection with its services as a finder in this transaction pursuant to a financial agreement between us and SCO Financial Group LLC.

      Pursuant to a registration rights agreement with the investors, we registered the resale of the shares of our common stock issuable upon conversion of the Series D Preferred Stock (including shares of our common stock issued as dividends on the Series D Preferred Stock), and the shares of our common stock issuable upon exercise of the warrants.

      On August 13, 2003, we completed a sale in a private placement transaction to certain institutional and individual investors of 737,040 shares of our common stock at a purchase price of $4.10 per share for an aggregate purchase price of approximately $3.0 million. The investors also received five-year warrants to purchase up to 368,520 shares of our common stock at an exercise price of $4.75 per share.

      BayStar Capital II, L.P., a current beneficial owner of more than 5% of the total number of outstanding shares of our preferred stock and a current beneficial owner of more than 5% of the total number of outstanding shares of our common stock, acquired 183,540 shares of our common stock and warrants to purchase up to 91,770 shares of our common stock for an aggregate purchase price of $752,514.

      Entities that we understand to be related to North Sound Capital LLC, acquired 165,200 shares of our common stock and warrants to purchase up to 122,000 shares of our common stock for an aggregate purchase price of $677,320.

      Omicron Capital, L.P., a beneficial owner holder of more than 5% of the total number of outstanding shares of our preferred stock and a current beneficial owner of more than 5% of the total number of outstanding shares of our common stock, acquired 122,000 shares of our common stock and warrants to purchase up to 61,000 shares of our common stock for an aggregate purchase price of $500,200.

      We paid fees and granted five-year warrants to purchase up to an aggregate of 39,304 shares of our common stock at an exercise price of $4.75 per share to SCO Financial Group LLC, in connection with its services as a finder in this transaction.

      Pursuant to a registration rights agreement with the investors, we registered the resale of the shares of our common stock and the shares of our common stock issuable upon exercise of the warrants.

      On September 26, 2003, we completed a sale in a private placement transaction to certain institutional and other investors of 2,000 shares of our Series E Convertible Voting Preferred Stock, stated value $10,000 per share, and five-year warrants to purchase up to an aggregate of 2,800,000 shares of our common stock, at an exercise price of $6.50 per share for an aggregate purchase price of $20,000,000. The Series E Preferred Stock is convertible into shares of our common stock at a price of $5.00 per share. There are no dividends payable on the Series E Preferred Stock.

      An entity that we understand to be related to SDS Capital Group, SPC, Ltd., acquired 317 shares of Series E Preferred Stock, which were convertible into 634,000 shares of our common stock and warrants to purchase up to 443,800 shares of our common stock for an aggregate purchase price of $3,170,000.

      BayStar Capital II, L.P., acquired 320 shares of Series E Preferred Stock, which were convertible into 640,000 shares of our common stock and warrants to purchase up to 448,000 shares of our common stock for an aggregate purchase price of $3,200,000.

      Entities that we understand to be related to North Sound Capital LLC, acquired 320 shares of Series E Preferred Stock, which were convertible into 640,000 shares of our common stock and warrants to purchase up to 448,000 shares of our common stock for an aggregate purchase price of $3,200,000.

      SCO Capital Partners acquired 50 shares of Series E Preferred Stock which were convertible into 100,000 shares of our common stock and warrants to purchase up to 70,000 shares of our common stock for an aggregate purchase price of $500,000.

      Xmark Fund, Ltd., and an entity that we understand to be related to Xmark Fund, Ltd. acquired 300 shares of Series E Preferred Stock, which were convertible into 600,000 shares of our common stock and warrants to purchase up to 420,000 shares of our common stock for an aggregate purchase price of $4,000,000.

      An entity that we understand to be related to Omicron Capital, L.P., acquired 150 shares of Series E Preferred Stock which were e convertible into 300,000 shares of our common stock and warrants to purchase up to 210,000 shares of our common stock for an aggregate purchase price of $1,500,000.

      Islandia, L.P., a beneficial owner of more than 5% of the total number of outstanding shares of our Series E Preferred Stock, acquired 25 shares of Series E Preferred Stock which were convertible into 50,000 shares of our common stock and warrants to purchase up to 35,000 shares of our common stock for an aggregate purchase price of $250,000.

      Midsummer Investment, Ltd., a beneficial owner holder of more than 5% of the total number of outstanding shares of our preferred stock, acquired 38 shares of Series E Preferred Stock which were convertible into 76,000 shares of our common stock and warrants to purchase up to 53,200 shares of our common stock for an aggregate purchase price of 380,000.

      Spectrum paid fees and granted five-year warrants to purchase up to an aggregate of 336,000 shares of our common stock, at an exercise price of $6.50 per share to SCO Securities LLC, an entity that we understand to be related to SCO Capital Partners LLC, in connection with its services as a finder in this transaction.

      Pursuant to a registration rights agreement with the investors, we registered the resale of the shares of our common stock issuable upon conversion of the Series E Preferred Stock and the shares of our common stock issuable upon exercise of the warrants.

      On April 21, 2004, we completed the sale in a private placement transaction to select institutional and other investors of 3,220,005 shares of our common stock at a purchase price of $7.75 per share, and five-year warrants, which are first exercisable in April 2005, to purchase up to 1,127,005 shares of our common stock at an exercise price of $10.00 per share, for aggregate proceeds of approximately $25 million.

      BayStar Capital II, L.P. acquired 65,000 shares of our common stock and warrants to purchase up to 22,750 shares of our common stock for an aggregate purchase price of $503,750.

      Entities that we understand to be related to North Sound Capital LLC, acquired 1,100,000 shares of our common stock and warrants to purchase up to 385,000 shares of our common stock for an aggregate purchase price of $8,525,000.

      An entity that we understand to be related to Omicron Capital, L.P., acquired 193,548 shares of our common stock and warrants to purchase up to 67,742 shares of our common stock for an aggregate purchase price of $1,499,997.

      SDS Capital Group, SPC, Ltd., acquired 200,000 shares of our common stock and warrants to purchase up to 70,000 shares of our common stock for an aggregate purchase price of $1,550,000.

      Xmark Fund, Ltd., and an entity that we understand to be related to Xmark Fund, L.P. acquired 300,000 shares of our common stock and warrants to purchase up to 105,001 shares of our common stock for an aggregate purchase price of $2,325,000.

      Pursuant to an investor rights agreement with the investors, we are required to file a registration statement covering the common stock and the common stock issuable upon exercise of the warrants.

      The Company may pay fees to SCO Financial Group LLC in connection with the transaction.

      Pursuant to the terms of the certificates of designation of the Series D and E Preferred Stock and the warrants discussed above, the number of shares of our common stock that bay be acquired by any holder of our preferred stock or the warrants upon any conversion or exercise, as applicable, is limited to the extent necessary to ensure that, following such conversion or exercise, the number of shares of our common stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 4.95% of the total number of shares of our common stock then outstanding.

      Please see a table above under the Section titled “Security Ownership of Certain Beneficial Owners and Management” for more information on the above entities and their current holdings.

Director and Executive Officer Indebtedness to the Company

      Rajesh C. Shrotriya, M.D. In October 2000, Dr. Rajesh Shrotriya, the Company’s Chief Executive Officer and President, borrowed $90,000 from the Company. The loan was evidenced by a promissory note from Dr. Shrotriya that was collateralized by 400 shares of the Company’s common stock. The principal amount of the note was due in October 2002 together with interest accrued at the rate of 9% per annum. In June 2002, the Board of Directors approved an amendment and restatement of the note receivable. The original interest rate of 9% was changed to 4.5% and the maturity date was extended to June 6, 2004. The note was secured by a pledge of the common stock purchased with the loan proceeds. In February 2003, we agreed to forgive/ terminate all outstanding amounts due under the loan agreement and in return, Dr. Shrotriya agreed to return the shares of common stock originally purchased with the proceeds of the loan. For financial statement purposes, the common stock and related notes receivable were eliminated as of December 31, 2002.

      Non-Executive Directors. In October 2000, Mark J. Glasky, Carol O’Cleireacain, and Paul H. Silverman each borrowed $45,000 from the Company for the exercise of stock options. The loans were evidenced by promissory notes from each of the individuals that were collateralized by an aggregate of 1,200 shares of the Company’s common stock. The principal amount of the notes were due in October 2002 together with interest accrued at the rate of 7% per annum. In June 2002, the Board of Directors approved an amendment and restatement of all of the note receivables from the individuals. The original interest rates of 7% were all changed to 4.5% and the maturity date was extended to June 6, 2004. The notes were secured by a pledge of the common stock purchased with the loan proceeds. In February 2003, we agreed to forgive/ terminate the outstanding balance of principal and interest to each of the three directors in the amount of $58,347 or a total of $175,041 under the remaining loan agreements and in return, the individuals agreed to return the shares of common stock originally purchased with the proceeds of the loans. For financial statement purposes, the common stock and related notes receivable were eliminated as of December 31, 2002.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

      The following summarizes audit and non-audit fees for the years ended December 31, 2003 and 2002.

	2003	2002

Audit Fees	$145,700	$105,600
Audit Related Fees	31,100	22,700
Tax Fees	6,400	15,200
All Other Fees	—	5,300

Total	$183,200	$148,800

      Kelly & Company. The fees billed (including estimations for services rendered but not yet billed) by Kelly & Company, our current independent public accountant, during or related to 2003 and 2002 (commencing December 27, 2002) were as follows:

•	Audit Fees. The aggregate fees billed for professional services rendered by Kelly & Company for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the year ended December 31, 2003 were $145,700, and for the year ended December 31, 2002 were $61,800.

•	Audit Related Fees. The aggregate fees billed for professional services rendered by Kelly & Company for assurance and related services that are reasonably related to the performance of the audit for the 2003 fiscal year were $31,100, and for the 2002 fiscal year were $0. Such fees related to internal control review and accounting research.

•	Tax Fees. The aggregate fees billed for professional services rendered by Kelly & Company for tax returns and compliance during the 2003 fiscal year were approximately $6,400 and during the 2002 fiscal year were approximately $5,000.

•	All Other Fees. The aggregate fees billed for services rendered by Kelly & Company, other than fees for the services referenced under the foregoing captions for the 2003 fiscal year were $0, and for the 2002 fiscal year were $0.

      Ernst & Young LLP. The fees billed by Ernst & Young, our independent public accountant from April 19, 2002 to December 27, 2002, were as follows:

•	Audit Fees. The aggregate fees billed for professional services rendered by Ernst & Young for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the year ended December 31, 2002 were $43,800.

•	Audit Related Fees. The aggregate fees billed for professional services rendered by Ernst & Young for assurance and related services that are reasonably related to the performance of the audit for the 2002 fiscal year were $7,200 and related to accounting research and the annual meeting.

•	Tax Fees. The aggregate fees billed for professional services rendered by Ernst & Young for tax services during the 2002 fiscal year were $0.

•	All Other Fees. The aggregate fees billed for services rendered by Ernst & Young LLP, other than fees for the services referenced under the foregoing captions for the 2002 fiscal year were $2,300 and related to workpaper review by the successor auditor.

      Arthur Andersen LLP. The fees billed by Arthur Anderson, our independent public accountant until April 19, 2002, were as follows:

•	Audit Fees. The aggregate fees billed for professional services rendered by Arthur Andersen LLP for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the year ended December 31, 2002 were $0.

•	Audit Related Fees. The aggregate fees billed for professional services rendered by Arthur Andersen LLP for assurance and related services that are reasonably related to the performance of the audit for the 2002 fiscal year were $15,500 and related to accounting research and comfort letters.

•	Tax Fees. The aggregate fees billed for professional services rendered by Arthur Andersen LLP for tax returns and compliance, during the 2002 fiscal year were approximately $10,200.

•	All Other Fees. The aggregate fees billed for services rendered by Arthur Andersen LLP, other than fees for the services referenced under the foregoing captions for the 2002 fiscal year were $3,000 and related to workpaper review by the successor auditor.

      All of the engagements described above that were entered into after the effective date of the SEC’s rules requiring pre-approval of audit and permissible non-audit services by our independent accountant were pre-approved by our audit committee. Pursuant to its charter, the Audit Committee may establish pre-approval policies and procedures, subject to SEC and NASDAQ rules and regulations, to approve audit and permissible non-audit services, however, it has not yet done so.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(3) Exhibits.

Exhibit
No.		Description

31	.1†	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/ A to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

By:	/s/ RAJESH C. SHROTRIYA, M.D.

Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President

Date: April 29, 2004

EXHIBIT INDEX

Exhibit
No.		Description

31	.1†	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.