Form 10-Q
period 2004-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2004-05-17
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes	[X]	No	[ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at May 14, 2004

Common Stock, $.001 par value	13,411,053

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q

For the Three-Month Period Ended March 31, 2004

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

     The Company recommends that you read the condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2004	2003
	(In Thousands, Except Share and Per Share Data)
Assets
Current Assets:
Cash and cash equivalents	$2,367	$24,581
Marketable securities and short-term investments	21,769	1,770
Other receivables	4	16
Property and equipment, held for sale	100	100
Prepaid expenses	272	297

Total current assets	24,512	26,764
Property and equipment, net	520	560
Other Assets – deposits	65	65

Total assets	$25,097	$27,389

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,302	$1,925
Accrued payroll and related taxes	187	1,038
Current portion of capitalized lease obligations	4	145

Total current liabilities	1,493	3,108
Commitments and Contingencies (Note 3)
Minority Interest	20	—
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding
Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, liquidation value $3,240, issued and outstanding 265 shares at March 31, 2004 and December 31, 2003	1,261	1,261
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, liquidation value $5,832, issued and outstanding, 486 and 1,315 shares at March 31, 2004 and December 31, 2003, respectively	2,997	8,110
Common stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 10,003,670 and 8,097,927 shares at March 31, 2004 and December 31, 2003, respectively	10	8
Additional paid-in capital	175,311	168,590
Deferred compensation	(276)	(192)
Accumulated other comprehensive income	6	6
Accumulated deficit	(155,725)	(153,502)

Total stockholders’ equity	23,584	24,281

Total liabilities and stockholders’ equity	$25,097	$27,389

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	31-Mar-04	31-Mar-03
	(In Thousands, Except Share and Per Share Data)
Revenues	$—	$—
Operating expenses:
Research and development	857	860
General and administrative	1,288	826
Stock-based compensation	72	7

Total operating expenses	2,217	1,693

Loss from operations	(2,217)	(1,693)
Other income (expense), net	49	(4)

Net loss	$(2,168)	$(1,697)

Basic and diluted net loss per share	$(0.24)	$(0.58)

Basic and diluted weighted average common shares outstanding	9,304,042	2,908,735

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	31-Mar-04	31-Mar-03
	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net loss	$(2,168)	$(1,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	81
Amortization of deferred compensation	72	7
Gain on sale of assets	—	(15)
Changes in operating assets and liabilities:
Decrease in other receivables, prepaid expenses	37	178
Increase in other assets	—	3
Increase (decrease) in accounts payable and accrued expenses	(623)	154
Decrease in accrued payroll and related taxes	(851)	(75)
Increase in other non-current liabilities	—	20

Net cash used in operating activities	(3,482)	(1,344)

Cash Flows From Investing Activities:
Purchases of property and equipment	(11)	—
Purchases of marketable securities and short-term investment	(19,999)
Proceeds from sale of equipment		29

Net cash (used in) provided by investing activities	(20,010)	29

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	1,399	467
Payments made on capital lease obligations	(141)	(87)
Minority investment in subsidiary	20
Repurchase of common stock of a subsidiary		(1)

Net cash provided by financing activities	1,278	379

Net decrease in cash and cash equivalents	(22,214)	(936)
Cash and cash equivalents, beginning of period	24,581	1,512

Cash and cash equivalents, end of period	$2,367	$576

Supplemental Cash Flow Information:
Interest paid	$2	$5

Income taxes paid	$1	$1

Schedule of Non-Cash Investing and Financing Activities:
Warrants issued to consultants for services	$157	$—

Preferred stock dividends paid with common stock	$54	$—

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

1.	Business, Basis of Presentation and Liquidity

   Business

     Spectrum Pharmaceuticals, Inc. is an oncology-focused pharmaceutical company engaged in the business of acquiring, developing and commercializing proprietary drug products which have a primary focus on the treatment of cancer and related disorders as well as generic drug products for various indications.

   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain quarterly amounts have been reclassified to conform to the current period presentation.

   Liquidity and Capital Resources

     Since our inception, in 1987, through March 31, 2004 our cumulative losses have exceeded $150,000,000. We expect to continue to incur additional losses as we implement our strategy of developing marketable drug products.

     During 2003, and through April 2004, we secured approximately $55,000,000 in financing. On April 21, 2004, we sold 3,221,005 shares of our common stock at a purchase price of $7.75 per share and five-year warrants to purchase up to a total of 1,127,350 shares of our common stock at an exercise price of $10.00 per share, for net cash proceeds of $22,500,000, after estimated offering costs of approximately $2,500,000, which include cash commissions paid to two placement agents and an additional estimated cash commission that is currently being negotiated with another placement agent. The following balance sheet reflects a pro-forma adjustment for receipt of the net cash proceeds of the April 2004 offering.

Pro-forma Condensed Consolidated Balance Sheets

	March 31,	Pro-Forma
	2004	Adjustment	Adjusted
	Amounts in Thousands
Cash, cash equivalents and short-term investments	$24,136	$22,500	$46,636
Other current assets	376		376
Property and equipment, net	520		520
Other assets	65		65

Total assets	$25,097	$22,500	$47,597

Current liabilities	$1,558		$1,558
Minority Interest	20		20
Stockholders’ equity	23,519	$22,500	46,019

Total liabilities and stockholders’ equity	$25,097	$22,500	$47,597

     We believe that the approximately $24,100,000 in cash and marketable securities that we had on hand as of March 31, 2004, augmented by approximately $22,500,000 in net cash proceeds we received from the April 2004 sale of our common stock and warrants, will allow us to fund our current planned operations and to capitalize on growth opportunities within our oncology and generic strategies.

     In addition, as of March 31, 2004, security holders held options and warrants which, if exercised, would obligate us to issue up to approximately an additional 7 million shares of common stock for potential aggregate proceeds of approximately $32 million.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2004
(Unaudited)

     Over the long-term, we will likely need to continue to raise funds through public or private financings, including equity financings and through other arrangements, to continue operating and growing our business. However, if we are successful in generating revenues and profits from the sale of generic drugs, we expect to use such resources to help to reduce this reliance on raising funds through the sale of our securities.

2.	Summary of significant accounting policies and estimates

   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of March 31, 2004, we had three subsidiaries: Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; NeoGene Technologies, Inc. (NeoGene), 88.4% owned, incorporated in California in October 1999; and NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002. We have eliminated all significant intercompany accounts and transactions.

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates.

   Basic and Diluted Net Loss Per Share

     We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding and the net loss, less preferred stock dividends. We exclude all antidilutive common stock equivalents from the basic and diluted net loss per share calculation. Dilutive common stock equivalents would include the dilutive effects of common stock issuable upon conversion of Preferred Stock and the exercise of warrants and stock options. Potentially dilutive securities as of March 31, 2004 and 2003, amounted to approximately 9,224,000 and 1,284,000, respectively.

     Preferred stock dividends increase the amount of loss in the calculation of basic and dilutive loss per share. Basic and diluted loss per share for the three-month period ended March 31, 2004 are computed after increasing the net loss by stock dividends amounting to $54,000, paid to holders of our Series D Preferred Stock.

   Accounting for Stock-based Employee Compensation

     We account for stock options under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants, and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation, for the three-months ended March 31, 2004 and 2003.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2004
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2004	March 31, 2003
	(Amounts in thousands Except Share and per share data)
Net loss, as reported	$(2,168)	$(1,697)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(409)	(615)

Pro forma net loss	$(2,577)	$(2,312)

Loss per share:
Basic and diluted – as reported	$(0.24)	$(0.58)

Basic and diluted – pro forma	$(0.28)	$(0.79)

   Income Taxes

     We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. A valuation allowance has been recognized to fully offset the net deferred tax assets as of March 31, 2004 and December 31, 2003 as realization of such assets is uncertain.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2004
(Unaudited)

3.	Commitments and Contingencies

   Facility and Equipment Leases

     As of March 31, 2004, we were obligated under facilities leases and operating equipment leases. Minimum lease requirements for each of the next five years and thereafter under the property and equipment leases are as follows:

Amounts In
Year ending December 31:	Thousands
2004 (remaining nine months of the year)	$257
2005	367
2006	440
2007	457
2008	478

$1,999

     The facility lease for our corporate office would expire in June 2004, however, in March 2004, we negotiated an extension of the lease for five years through June 2009.

     As of December 31, 2003, we were obligated to University of California, Irvine (UCI) under the terms of a 2001 facility lease for premises formerly used, through June 2002, by our subsidiary NeoGene. Also, as of December 31, 2003, we were obligated pursuant to capital lease obligations for certain leased laboratory equipment located at those premises. In March 2004, the Company reached an agreement, subject to definitive documentation, with UCI whereby all past and future obligations were amicably settled; and in connection with that settlement, we paid off the capital lease obligations and, as part of the settlement, conveyed the related equipment to UCI.

   Licensing Agreements

     We have purchased licenses to further develop certain therapeutic compounds, and are contingently liable for certain milestone payments to the licensor if we reach certain development milestones. We have not reached any milestones and cannot determine when, if ever, a milestone will be reached. If we reach a milestone, it will likely occur prior to revenues being generated from the related compound.

   Royalties Payable Pursuant to Patents Assigned by a Former Officer

     Pursuant to royalty agreements (Glasky Agreements) with Dr. Alvin J. Glasky, Ph.D., a former officer, we are obligated to pay a royalty of two percent (2%) of all revenues derived by us from the use and sale by us of any products or methods included in ten patents assigned to us by Dr. Glasky. Our obligations expire concurrently with the expiration of the underlying patents, and any additional patents derived therefrom. Dr. Glasky may terminate the Glasky Agreements and receive a reassignment of the patents if we file a petition under any bankruptcy or insolvency laws or otherwise commence liquidation or winding up of our business. These patents relate to certain of our neurology compounds. We do not currently anticipate generating any revenues from these compounds.

   Employment Agreements

     We entered into employment agreements with two of our key executive personnel. The agreements provide for, among other things, guaranteed severance payments equal to up to twice the officer’s annual base salary upon the termination of employment without cause or upon a change in control under certain circumstances.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2004
(Unaudited)

   Litigation

     We are not aware of any litigation matters pending or threatened as of March 31, 2004 that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by Statement No. 5, “Accounting for Contingencies".

   Other

     A placement agent in connection with certain financings during 2003 has asserted a claim that if any of the warrants issued to investors in those financings are exercised, it is entitled (in addition to the 7% cash fees and 10% warrant coverage paid it at the time of those financings) to an additional cash fee equal to 7% of the aggregate price of the warrants. The Company has informed the placement agent that it does not believe that the placement agent is entitled to any additional fees upon exercise of the warrants. If we were ultimately held liable for such fees and all of the warrants in question were exercised, the amount of our obligation would be approximately $716,000. In addition, the placement agent has asserted a similar claim on certain warrants issued in the April 2004 financing transaction.

4.	Stockholders’ Equity

   Preferred Stock

     During the three-month period ended March 31, 2004, 829 shares of our Series E Preferred stock were converted into 1,658,000 shares of our common stock.

   Deferred Compensation

     During the three-month period ended March 31, 2004, we granted 53,500 stock options to employees and a consultant at exercise prices equal to or greater than the quoted price of our common stock on the grant date. The fair value of the stock option to the consultant, estimated at $157,000, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97.8%; risk free interest rate of 3.1%; and an expected life of five years, was recorded as deferred compensation, and is being amortized to expense over the vesting period of the option. During the three-month periods ended March 31, 2004 and 2003, amortization of deferred compensation amounted to $72,000 and $7,000, respectively.

   Warrants Activity

     Warrants are typically issued by the Company to investors as part of a financing transaction, or in connection with services rendered by placement agents and outside consultants and expire at varying dates through September 2008. Below is a summary of warrant activity during the three-month period ended March 31, 2004:

	Common
	Stock	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2003	5,918,926	$10.10
Exercised	(208,050)	$6.35
Forfeited	(3,600)	$324.50

Outstanding at March 31, 2004	5,707,276	$10.04

   Stock Option Activity

     Below is a summary of stock option activity during the three-month period ended March 31, 2004:

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2004
(Unaudited)

	Common
	Stock	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2003	1,401,694	$10.83
Granted	53,500	$9.78
Exercised	(31,150)	$2.49
Forfeited	(24,802)	$131.53

Outstanding at March 31, 2004	1,399,242	$8.84

Exercisable at March 31, 2004	863,744	$11.25

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain words, not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including “Risk Factors”.

     You should read the following discussion of the financial condition and results of our operations in conjunction with the condensed financial statements and the notes to those financial statements included in Item 1 of Part 1 of this report.

Overview

     We are an oncology-focused pharmaceutical company engaged in the business of acquiring, developing and commercializing proprietary drug products which have a primary focus on the treatment of cancer and related disorders as well as generic drug products for various indications.

     Our cumulative losses, since inception through March 31, 2004, have exceeded $150 million. We expect to continue to incur additional losses as we implement our growth strategy of developing marketable drug products. Such significant additional operating losses are likely to be incurred for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech AG and any revenue from the sale of our generic products.

     Our operations have historically been financed by the issuance of capital stock because it is generally difficult to fund pharmaceutical research via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of this research and the timing of those results. Our current strategy with a primary focus on conducting development research on late-stage oncology products; and simultaneously focusing on generating revenues from the sale of generic versions of drugs coming off-patent over the next several years, is designed to address the risks of oncology drug development by shortening the timeline to marketability, and reducing the risk of failure, which is higher with an early stage product; and to mitigate our future financing needs to fund such research. If our generic strategy is successful, we may generate revenues as early as the second half of 2004.

Business Outlook

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

•	Funding for satraplatin clinical trials, currently in Phase 3, is being borne entirely by our co-development partner GPC Biotech.

•	We are funding the Phase 2 clinical trials of EOquin and elsamitrucin.

•	We hope to acquire at least one clinical-stage oncology drug product candidate in 2004.

•	In addition to the three generic drug ANDAs filed in 2003, we plan to file several new ANDAs in 2004 and beyond. In this regard we are evaluating several drug candidates for feasibility. The evaluation of feasibility includes many factors, including, but not limited to, evaluation of market potential, competitive scenario, assessment of patent extensions, and availability of active pharmaceutical ingredients, etc.

     In addition, we have available for out-license for development certain of our neurology drug compounds which include: AIT-034 for dementia, SPPI-339 for attention deficit disorders, SPPI-356 for psychosis, schizophrenia and other mood disorders and Neotrofin™ for neurodegenerative diseases.

     We expect to begin marketing ciprofloxacin, our first generic drug, through our marketing partner, Lannett Company, Inc., in the second half of 2004, if approved by the FDA. We view the potential for generic drug marketing and sales in the United States with the assistance of low-cost, high quality manufacturers as a revenue opportunity which we believe will provide us with a source of funding for our oncology drug development activities, thereby reducing our need to rely exclusively on the capital markets to fund our development activities.

Financial Condition

   Liquidity and Capital Resources

     Since our inception, in 1987, through March 31, 2004 our cumulative losses have exceeded $150,000,000. We expect to continue to incur additional losses as we implement our strategy of developing marketable drug products.

     Our business does not generate enough cash from operations needed to finance our ongoing operations. However, we believe that the approximately $24,100,000 in cash and marketable securities that we had on hand as of March 31, 2004, augmented by the approximately $22,500,000 in net cash proceeds we received from the April 2004 sale of our common stock and warrants, will allow us to fund our current planned operations and capitalize on growth opportunities within our oncology and generic strategies.

     In addition, as of March 31, 2004, security holders held options and warrants which, if exercised, would obligate us to issue up to approximately an additional 7 million shares of common stock for potential aggregate proceeds of approximately $32 million.

     Over the long-term, we will likely need to continue to raise funds through public or private financings, including equity financings and through other arrangements, to continue operating and growing our business. However, if we are successful in generating revenues and profits from the sale of generic drugs, we expect to use such resources to help to reduce this reliance on raising funds through the sale of our securities.

   Net Cash used in Operating activities

     During the three month period ended March 31, 2004, the net cash used in operations, approximately $3.5 million, was comprised of approximately $2.1 million for research and development and general and administrative expenses incurred during the quarter, and approximately $1.4 million for amounts accrued as of December 31, 2003 but paid in 2004.

     While our research and development and general and administrative expenses were approximately $2.1 million for the quarter ended March 31, 2004, and an average of approximately $2.5 million per quarter during 2003, our anticipated average research and development and general and administrative expenses for the remainder of 2004 is expected to increase to approximately $3 million per quarter, reflecting the increase in our scope of activities, which include development of our oncology drug candidates and investigation and development of new generic drug candidates.

   Net Cash provided by and used for Financing Activities

     Net cash provided by financing activities, approximately $1.3 million, for the three-month period ended March 31, 2004, was comprised of $1.4 million from the exercise of warrants for 208,050 shares of our common stock issued upon exercise of outstanding warrants, and from the exercise of stock options for 31,150 shares of our common stock. Offsetting these cash inflows was a $141,000 payment of our capital lease obligations during the quarter.

   Net Cash used for Investing Activities

     In order to improve the interest yield on our cash and cash equivalents, during the three-month period ended March 31, 2004, we utilized approximately $20 million for investment in short-term marketable investments.

Results of Operations

     For the three-months ended March 31, 2004, we incurred a net loss of approximately $2.2 million. We expect that our operating expenses (excluding stock-based compensation) will increase in the immediate future to an average of approximately $3 million per quarter for the remainder of 2004.

     We had no revenues during the three-months ended March 31, 2004 and 2003.

     Research and development expenses decreased by approximately $3,000, from $860,000 in the three months ended March 31, 2003 to $857,000 in the three months ended March 31, 2004, due primarily to a decrease in rent expense as a result of the termination in 2004 of the UCI laboratory lease obligation; offset by an increase in payroll costs of approximately $35,000, principally due to additional personnel hired since March 2003.

     General and administrative expenses increased by approximately $462,000, from $826,000 in the three months ended March 31, 2003 to $1,288,000 in the three months ended March 31, 2004, due primarily to:

•	Personnel costs increased by approximately $150,000, due to additional personnel hired during 2003 and 2004 to position the company for planned growth.

•	Legal, professional fees and other SEC reporting and compliance costs increased by approximately $275,000 in 2004 due primarily to the changes in our organization, compliance with new NASDAQ, SEC and Sarbanes-Oxley Act of 2002 rules and regulations, and evaluation of business alliances and opportunities in conjunction with our generic drug strategy.

•	Insurance costs increased by approximately $45,000 in 2004. We expect these costs to increase in the future as we increase our insurance coverage, including product liability insurance, consistent with our increased scope of activities.

     Stock-based compensation expense increased approximately $65,000, from $7,000 in the three months ended March 31, 2003 to $72,000 in the three months ended March 31, 2004, due to our offering stock options and warrants to consultants as performance incentives.

     Other income for the three-month period ended March 31, 2004 compared to the same period in 2003 increased due primarily to interest income earned on significantly higher average marketable securities balances during the most recent quarter.

Contractual and Commercial Obligations

     The following table summarizes our contractual and other commitments, including obligations under facilities leases and operating equipment leases, as of March 31, 2004:

Payment Due by Period

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Capital Lease Obligations (1)	$4,000	$4,000	$0	$0	$0
Operating Lease Obligations (2)	$1,999,000	$257,000	$807,000	$935,000	$0

Total	$2,003,000	$261,000	$807,000	$935,000	$0

     (1) As of December 31, 2003, we were obligated to University of California, Irvine (UCI) under the terms of a 2001 facility lease for premises formerly used, through June 2002, by our subsidiary NeoGene. Also, as of December 31, 2003 we were obligated pursuant to capital lease obligations for certain leased laboratory equipment located at those premises. In March 2004, the Company reached an agreement, subject to definitive documentation, with UCI whereby all past and future obligations were amicably settled; and in connection with that settlement, we paid off the capital lease obligations and, as part of the settlement, conveyed the related equipment to UCI.

     (2) The operating lease obligation is primarily related to the facility lease for our corporate office, which would expire in June 2004, however, in March 2004, we negotiated an extension of the lease for five years through June 2009.

   Licensing agreements

     We have acquired licenses to further develop certain therapeutic compounds, and are contingently liable for certain milestone payments to the licensor if we reach certain development milestones. We have not reached any milestones and cannot determine when, if ever, a milestone will be reached. If we reach a milestone, it will likely occur prior to revenues being generated from the related compound.

   Employment Agreements

     We have entered into employment agreements with two of our key executive personnel. The agreements provide for, among other things, potential severance payments equal to up to twice the officer’s annual base salary upon the termination of employment without cause or upon a change in control under certain circumstances.

   Other

     A placement agent in connection with certain financings during 2003 has asserted a claim that if any of the warrants issued to investors in those financings are exercised, it is entitled (in addition to the 7% cash fees and 10% warrant coverage paid it at the time of those financings) to an additional cash fee equal to 7% of the aggregate price of the warrants. The Company has informed the placement agent that it does not believe that the placement agent is entitled to any additional fees upon exercise of the warrants. If we were ultimately held liable for such fees and all of the warrants in question were exercised, the amount of our obligation would be approximately $716,000. In addition, the placement agent has asserted a similar claim on certain warrants issued in the April 2004 financing transaction.

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

   Patents and Licenses

     We own or license all the intellectual property that forms the basis of our intellectual property. To date, we have adopted the practice of expensing all licensing and patent application costs.

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

   Accounting for Stock-Based Employee Compensation

     We account for all of our stock based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, we recognize non-employee stock based compensation or payments using a fair market value methodology promulgated by SFAS 123, which standard also permits continued use of accounting for employee stock-based compensation using the intrinsic value methodology of accounting promulgated by Accounting Principles Board (or APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method, stock-based compensation is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price. We recognize employee stock-based compensation using the intrinsic value methodology promulgated by APB 25. See Note 2 to the Financial Statements above, for the effect of this policy.

Risk Factors

     Our business, financial condition, operating results and prospects can be impacted by a number of factors, including, but not limited to those set forth below and elsewhere in this report, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. The risk factors described below are not intended to be complete. They are only intended to supplement a more comprehensive description and discussion of factors that could affect our future operating results which can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in “Item 1. Description of Business” under the subheading “Risk Factors.” Failure to satisfactorily achieve any of our objectives or avoid any of the below or other risks listed in our Annual Report on Form 10-K would likely have a material adverse effect on our business and results of operations.

Our losses will continue to increase as we expand our development efforts, and our efforts may never result in profitability.

     Our cumulative losses since our inception in 1987 through March 31, 2004 were in excess of $150 million, almost all of which consisted of research and development and general and administrative expenses. We lost approximately $10 million in 2003, $18 million in 2002 and $28 million in 2001, and approximately $2.2 million in the first three months of 2004. We expect to continue to incur losses in the future, particularly as we continue to invest in the development of our oncology drug candidates, and expand the scope of our generics operations. We currently do not sell any products or services and we may never achieve revenues from sales of products or become profitable. Even if we eventually generate revenues from sales, we nevertheless may continue to incur operating losses over the next several years.

Our business does not generate the cash needed to finance our ongoing operations and therefore, we will need to raise additional capital.

     Our business does not generate cash from operations needed to finance our ongoing operations. We have relied primarily on raising capital through the sale of our securities, and/or out-licensing our drug candidates and technology, to meet our financial needs. Our existing cash and investment securities will allow us to fund our current planned operations and capitalize on growth opportunities within our oncology and generic strategies. Over the long-term, we will likely need to continue to raise funds through public or private financings, including equity financings and through other arrangements, to continue operating and growing our business. However, if we are successful in generating revenues and profits from the sale of generic drugs, we expect to use such resources to help to reduce this reliance on raising funds through the sale of our securities.

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

Clinical trials may fail to demonstrate the safety and efficacy of our oncology drug candidates, which could prevent or significantly delay obtaining regulatory approval.

     Prior to receiving approval to commercialize each of our existing three oncology drug candidates, satraplatin, EOquin and elsamitrucin, and any drug candidates we acquire in the future, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries that each of the products is both safe and effective. For each current and future product candidate, we will need to demonstrate the efficacy and monitor its safety throughout the process. All of our drug candidates are in various stages of clinical trials. If these trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

     All of our product candidates are prone to the risks of failure inherent in drug development. The results of pre-clinical studies and early-stage clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a product candidate is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret such data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, our Institutional Review Boards (IRBs), our contract research organization, or we may suspend or terminate our clinical trials for our drug candidates. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation. Even if we receive FDA and other regulatory approvals, our product candidates may later exhibit adverse effects that may limit or prevent their widespread use, may cause FDA to revoke, suspend or limit their approval, or may force us to withdraw products derived from those candidates from the market.

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

     In September 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. We will not have control over the drug development process and therefore, the success of our lead drug candidate will depend upon the efforts of GPC Biotech. There is no assurance that GPC Biotech will be successful in the clinical development of the drug, the achievement of any milestones such as the acceptance of a New Drug Application, or an NDA, filing by the FDA or the eventual commercialization of satraplatin.

Our efforts to acquire or in-license and develop additional oncology drug candidates may fail.

     The long-term success of our Oncology Strategy depends in part on obtaining clinical stage drug candidates in addition to our existing portfolio of satraplatin, EOquin and elsamitrucin. We are actively seeking to acquire, or in-license, additional clinical stage oncology drug candidates. We can give no assurance, however, that we will be successful in locating and acquiring, or in-licensing, additional desirable drug candidates on acceptable terms.

Price and other competitive pressures may make the marketing and sale of our generic drugs not commercially feasible and not profitable.

     We have not yet successfully obtained regulatory approval of any of our generic drug candidates and cannot guarantee that we will ever have regulatory approval. Even if we obtain regulatory approval to market one or more generic drug products in the United States, we cannot provide any assurance that we will be able to complete a transfer price arrangement with the manufacturer of the drug product that will allow us to market the drug(s) in the United States on terms favorable to us, or at all. In addition, the generic drug market in the United States is extremely competitive, characterized by many participants and constant downward price pressure on generic drug products. Consequently, margins are continually reduced and it is necessary to continually introduce new products to achieve and maintain profitability.

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

     Our oncology strategy competitors that have products on the market or in research and development that are in the same clinical focus as us include Amgen, Inc., Bayer AG, Eli Lilly and Co., Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, Glaxo SmithKline, Biogen-IDEC Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Aventis Pharmaceuticals Inc., Pfizer, Inc., AVI Biopharma, Inc., Chiron Corp., Corixa Corp., Genta Inc., Imclone Systems Incorporated, MGI Pharma, Inc., and SuperGen, Inc., among others. Many of our competitors are large and well capitalized companies such as Eli Lilly and Co. and Bristol-Myers Squibb focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

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

     Long-term success of our generic drug strategy depends in part on our ability to expand and enhance our existing relationships and establish new relationships for supplying generic drug products. We do not presently intend to focus our research and development efforts on developing active pharmaceutical ingredients or the dosage form for generic drugs. In addition, we currently have no capacity to manufacture generic drug products and do not intend to spend our capital resources to develop the capacity to do so. Therefore, we must rely on relationships with other companies to supply our generic drug products. We cannot provide any assurance that we will be successful in expanding or enhancing our existing relationships or in securing new relationships. If we fail to expand our existing relationships or secure new relationships, our ability to expand our generic drug business will be harmed.

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

If a generic drug product is approved by the FDA, our supply of the generic drug product will be dependent upon the production capabilities of our supply sources.

     We have no internal manufacturing capacity for our drug product candidates, and therefore, we will be dependent on our manufacturing partners for our supply of products. Most of these manufacturing facilities are located outside the United States. The manufacture of certain generic drug products, including the acquisition of compounds used in the manufacture of the finished generic drug product, may require considerable lead times. Further, sales of a new generic drug product may be difficult to forecast. Also, we will have little or no control over the production process. Accordingly, there could arise circumstances in which market demand for a particular generic product could outstrip the ability of our supply source to timely manufacture and deliver the product, thereby causing us to lose sales.

     Reliance on a third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adhering to FDA’s current Good Manufacturing Practices or cGMP requirements, the possible breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our product candidates, our manufacturing facilities must pass an FDA pre-approval inspection. In order to obtain approval, all of the facility’s manufacturing methods, equipment and processes must comply with cGMP requirements. The cGMP requirements govern all areas of record keeping, production processes and controls, personnel and quality control. Failure of our third party manufacturers or us to comply with applicable regulations, including but not limited to an FDA pre-approval inspection and cGMP requirements, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

We are dependent on third parties for clinical testing, manufacturing and marketing our proposed products.

     We may not conduct clinical trials ourselves, and we will not manufacture any of our proposed products for commercial sale nor do we have the resources necessary to do so. In addition, we do not have the capability to market our drug products ourselves. We intend to contract with larger pharmaceutical companies or contract research organizations to conduct such activities. In connection with our efforts to secure corporate partners, we may seek to retain certain co-marketing rights to certain of our drug candidates, so that we may promote our products to selected medical specialists while our corporate partner promotes these products to the medical market generally. We cannot be certain that we will be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure adequate partnering arrangements, we will have to hire additional employees or consultants with expertise in marketing, since our current employees have no experience in these areas. We cannot be certain that sufficient employees with relevant skills will be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.

     In addition, we cannot be certain that we, or our potential corporate partners, can successfully introduce our proposed products or that such proposed products will achieve acceptance by patients, health care providers and insurance companies. Further, it is possible that we may not be able to secure arrangements to manufacture and market our proposed products at prices that would permit us to make a profit. To the extent that clinical trials are conducted by corporate partners, we may not be able to control the design and conduct of these clinical trials.

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

Competition for patients in conducting clinical trials may prevent or delay product development and strain our limited financial resources.

     Many pharmaceutical companies are conducting clinical trials in patients with the cancer types that our drug candidates target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we cannot be certain how many of the eligible cancer patients may be enrolled in competing studies and consequently not available to us. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The delay or inability to meet planned patient enrollment may result in increased costs and delays or termination of the trial, which could have a harmful effect on our ability to develop products.

We may not be successful in obtaining regulatory approval to market and sell any of our oncology or generic drugs.

     Before our drug candidates can be marketed and sold, regulatory approval must be obtained from the FDA and comparable foreign regulatory agencies. We must demonstrate to FDA and other regulatory authorities in the United States and abroad that our product candidates satisfy rigorous standards of safety and efficacy. We will need to conduct significant additional research, pre-clinical testing and clinical testing, before we can file applications with the FDA for approval of our product candidates. The process of obtaining FDA and other regulatory approvals is time consuming, expensive, and difficult to design and implement. The review and approval, or denial, process for an application can take years. We can give no assurance that the FDA, and comparable foreign regulatory agencies, will timely, or ever, approve an application. Among the many possibilities, the FDA may require substantial additional testing or clinical trials or find our drug candidate is not sufficiently safe or effective in treating the targeted disease. This could result in the denial or delay of product approval. Our product development costs will increase if we experience delays in testing or approvals. Further, we cannot provide any assurance that a competitor may not develop a competing drug or therapy that impairs or eliminates the commercial feasibility of our drug candidates.

     In order to obtain approval for our generic drug candidates, we will need to scientifically demonstrate that our drug product is safe and bioequivalent to the innovator drug. Bioequivalency may be demonstrated by comparing the generic drug candidate to the innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. We plan to use our management’s experience with the regulatory approval process in the United States to prepare, file and prosecute appropriate Abbreviated New Drug Applications, or ANDAs, for our current and future generic drug candidates. During 2003 we filed three ANDAs for ciprofloxacin, carboplatin and fluconazole. We intend to file additional ANDAs during 2004 and beyond. We cannot provide any assurance that the FDA will agree that our safety and bioequivalency studies provide sufficient support for approval. This could result in denial or delay of FDA approval of our generic products. Generic drugs generally have a relatively short window in which they can be profitable before other manufacturers introduce competing products that impose downward pressure on prices and reduce market share for other versions of the generic drug. Consequently, delays in obtaining FDA approval may also significantly impair our ability to compete.

Our failure to comply with extensive governmental regulation that we are subject to may significantly affect our operations.

     The FDA and comparable agencies in foreign countries impose many requirements on the introduction of new drugs through lengthy and detailed clinical testing and data collection procedures, and other costly and time consuming compliance procedures. These requirements apply to every stage of the clinical trial process and make it difficult to estimate when any of our drug candidates will be available commercially, if at all. While we believe that we are currently in compliance with applicable FDA regulations, if we, our partners, or contract research organizations fail to comply with the regulations applicable to our clinical testing, the FDA may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, an IRB, our third-party investigators, any comparable regulatory agency in another country or we may suspend clinical trials at any time if the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies or the data derived from the clinical tests may be unsuitable for submission to the FDA or other regulatory agencies.

     Once we submit a drug candidate for commercial sale approval, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain these approvals, our business and prospects may be significantly damaged. Even if we obtain regulatory approval for our product candidates, we, our partners, our manufacturers, and other contract entities will continue to be subject to extensive requirements by a number of national, foreign, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, effectiveness, labeling, storage, quality control, adverse event reporting, record keeping, approval, advertising and promotion of our future products. Failure to comply with applicable regulatory requirements could, among other things, result in:

•	fines;

•	changes in advertising;

•	revocation or suspension of regulatory approvals of products;

•	product recalls or seizures;

•	delays, interruption, or suspension of product distribution, marketing and sale;

•	civil or criminal sanctions; and

•	refusals to approve new products.

     The later discovery of previously unknown problems with our products may result in restrictions of the product candidate, including withdrawal from manufacture. In addition, the FDA may revisit and change its prior determinations with regard to the safety and efficacy of our future products. If the FDA’s position changes, we may be required to change our labeling or to cease manufacture and marketing of the challenged products. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety or effectiveness develop.

     In their regulation of advertising, the FDA and the Federal Trade Commission from time to time issue correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices could result in any of the following:

•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements;

•	changes in the methods of marketing and selling products;

•	taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians, rescinding previous advertisements or promotions; and

•	disruption in the distribution of products and loss of sales until compliance with the FDA’s position is obtained.

     If we were to become subject to any of the above requirements, it could be damaging to our reputation, and our business condition could be adversely affected.

     Physicians may prescribe pharmaceutical products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical products for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

     In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact upon our ability to sell our products profitably. The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our products and our business could suffer.

Intellectual property rights are complex and uncertain and therefore may subject us to infringement claims.

     The patent positions related to our drug portfolio candidates that we have in-licensed from third parties and those related to our generic drug candidate portfolio are inherently uncertain and involve complex legal and factual issues. Although we are not aware of any infringement by any of our drug candidates on the rights of any third party, there may be third party patents or other intellectual property rights relevant to our drug candidates of which we are not aware. Third parties may assert patent or other intellectual property infringement claims against us with respect to our drug candidates or our generic drug products. This could draw us into costly litigation as well as result in the loss of our use of the intellectual property that is critical to our business strategy.

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

     We may be exposed to product liability claims from patients who participate in our clinical trials, or, if we are able to obtain FDA approval for one or more of our potential products, from consumers of our products. Although we currently carry product liability insurance in the aggregate amount of $30 million, it is possible that the amounts of this coverage will be insufficient to protect us from future claims.

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

     Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, the President of our Oncology division. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded the major changes in our business strategy and coordinated structural reorganization. Dr. Lenaz has been President of our Oncology Division since 2000 and has played a key role in the identification and development of our oncology drug candidates. The loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2004, with automatic one-year renewals thereafter unless we, or Dr. Shrotriya, gives notice of intent not to renew at least 90 days in advance of the renewal date. Dr. Lenaz has an employment agreement with us that will expire on July 1, 2005, with automatic one year renewals thereafter unless Dr. Lenaz or we give notice of intent not to renew at least 90 days in advance of the renewal date.

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

     As of May 14, 2004, there were approximately 13 million shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if exercised or converted, would obligate us to issue up to approximately 9 million additional shares of common stock. A substantial number of those shares, when we issue them upon conversion or exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

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

     The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2003, the price of our common stock ranged between $1.66 and $10.37, and the daily trading volume was as high as 3,338,000 shares and as low as 1,300 shares. During 2004, the price of our common stock has ranged between $6.85 and $9.97, and the daily trading volume has been as high as 925,400 shares and as low as 53,100 shares.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

     Our investments as of March 31, 2004 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair value of these investments but do not affect the interest earnings. If a 10% change in interest rates were to have occurred on March 31, 2004, any decline in the fair value of our investments would not be material because they are short-term investments. In addition, we are exposed to certain market risks associated with corporations’ credit ratings of which we have purchased corporate bonds. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on such corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our corporate bond investments by purchasing a few bonds of many large, well known, companies in a variety of industries.

ITEM 4. Controls and Procedures

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

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On February 2004, we agreed to issue a five-year warrant to purchase up to 25,000 shares of our common stock, at an exercise price of $11.50, to a consultant for services as a finder in a financing transaction. The warrant will not be exercisable for one year from the date of issuance. The warrant was issued on April 21, 2004 without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The issuance did not involve any public offering; we made no solicitation in connection with the transaction, other than communications with the consultant; we obtained representations from the consultant regarding investment intent, experience and sophistication; the consultant either received or had access to adequate information about the Company in order to make an informed investment decision; and the Company reasonably believed that the consultant was “sophisticated” within the meaning of Section 4(2) of the Securities Act.

     During the quarter, we issued 208,050 shares of our common stock upon exercise of warrants we issued to investors, at a weighted average exercise price of $6.35 per share. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The issuance did not involve any public offering; we made no solicitation in connection with the transaction, other than communications with the investors; we obtained representations from the investors regarding their investment intent, experience and sophistication; the investors either received or had access to adequate information about the Company in order to make an informed investment decision; and the Company reasonably believed that the investors were “sophisticated” within the meaning of Section 4(2) of the Securities Act.

     During the quarter, we issued 1,658,000 shares of our common stock upon conversion of 829 shares of our Series E Preferred Stock, at a conversion price of $5.00 per share. The shares of our common stock were issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 3(a)(9) of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information (not previously reported in a Form 8-K)

     In May 2004, we entered into a marketing and distribution alliance with Shantha Biotechnics Pvt. Ltd. (Shantha), a leading Indian biopharmaceutical company engaged in the development, manufacture and commercialization of human healthcare products produced by recombinant technology for the detection and treatment of cancer and infectious diseases. Spectrum will be responsible for all regulatory, marketing and distribution matters in the United States for certain products currently marketed by Shantha elsewhere in the world and certain other products under development by Shantha. The product candidates include certain oncology biologics, cancer diagnostics, as well as certain vaccines.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
4.1 +	Amendment No. 2 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation.

4.2 +	Amendment No. 3 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation.

4.3 +	Warrant issued by the Registrant to a consultant, dated as of September 17, 2003.

4.4 +	Warrant issued by the Registrant to a consultant, dated as of April 21, 2004.

10.1 +	First Amendment dated March 25, 2004 to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company.

10.2 +	2003 Amended and Restated Incentive Award Plan.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith

(b)	Reports on Form 8-K filed during the quarter.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: May 17, 2004	By:	/s/Shyam K. Kumaria

Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1 +	Amendment No. 2 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation.

4.2 +	Amendment No. 3 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation.

4.3 +	Warrant issued by the Registrant to a consultant, dated as of September 17, 2003.

4.4 +	Warrant issued by the Registrant to a consultant, dated as of April 21, 2004.

10.1 +	First Amendment dated March 25, 2004 to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company.

10.2 +	2003 Amended and Restated Incentive Award Plan.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

+  Filed herewith