Form 10-Q
period 2004-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2004-08-16
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]	No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 12, 2004

Common Stock, $.001 par value	14,184,452

SPECTRUM PHARMACEUTICALS, INC.

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

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2004	2003
	(In Thousands, Except Share and
	Per Share Data)
Assets
Current Assets:
Cash and cash equivalents	$5,355	$24,581
Marketable securities and short-term investments	40,450	1,770
Other current assets	371	413

Total current assets	46,176	26,764
Property and equipment, net	486	560
Other Assets – deposits	65	65

Total assets	$46,727	$27,389

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,494	$1,925
Accrued offering costs	1,437	—
Accrued payroll and related taxes	197	1,038
Current portion of capitalized lease obligations	—	145

Total current liabilities	3,128	3,108
Commitments and Contingencies (Note 3)
Minority Interest	20	—
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding
Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, liquidation value $1,884, issued and outstanding 157 and 265 shares at June 30, 2004 and December 31, 2003, respectively	747	1,261
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, liquidation value $4,632, issued and outstanding, 386 and 1,315 shares at June 30, 2004 and December 31, 2003, respectively	2,381	8,110
Common stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 13,897,471 and 8,097,927 shares at June 30, 2004 and December 31, 2003, respectively	14	8
Additional paid-in capital	198,869	168,590
Deferred stock-based compensation	(190)	(192)
Accumulated other comprehensive income	—	6
Accumulated deficit	(158,242)	(153,502)

Total stockholders’ equity	43,579	24,281

Total liabilities and stockholders’ equity	$46,727	$27,389

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In Thousands, Except Share and Per Share Data)
Revenues	$73	$—	$73	$—

Operating expenses:
Research and development	1,317	623	2,174	1,483
General and administrative	1,329	1,018	2,617	1,844
Stock-based compensation (Note 4)	86	7	158	14

Total operating expenses	2,732	1,648	4,949	3,341

Loss from operations	(2,659)	(1,648)	(4,876)	(3,341)
Other income (expense), net	87	2	136	(2)

Net loss	$(2,572)	$(1,646)	$(4,740)	$(3,343)

Basic and diluted net loss per share	$(0.20)	$(1.27)	$(0.44)	$(1.88)

Basic and diluted weighted average common shares outstanding	12,766,551	3,117,384	11,035,297	3,013,636

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-Months	Six-Months
	Ended	Ended
	June 30, 2004	June 30, 2003
	(In Thousands)
Cash Flows From Operating Activities:
Net loss	$(4,740)	$(3,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	135
Amortization of deferred stock-based compensation	158	14
(Gain) Loss on sale of assets	(6)	3
Changes in operating assets and liabilities:
Decrease in other current assets	42	23
Increase in other assets	—	(32)
Increase (decrease) in accounts payable and accrued expenses	(431)	199
Decrease in accrued payroll and related taxes	(841)	(202)
Decrease in other non-current liabilities	—	(102)

Net cash used in operating activities	(5,717)	(3,305)

Cash Flows From Investing Activities:
Purchases of property and equipment	(27)	—
(Purchases) redemptions of marketable securities and short-term investments	(38,680)	50
Decrease in equipment, held for sale	—	279

Net cash (used in) provided by investing activities	(38,707)	329

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses paid during the period	25,323	766
Proceeds from issuance of preferred stock and warrants, net of related offering costs and expenses		5,155
Payments made on capital lease obligations	(145)	(185)
Cash dividends paid on preferred stock		(2)
Minority investment in subsidiary	20
Repurchase of common stock of a subsidiary		(1)

Net cash provided by financing activities	25,198	5,733

Net increase (decrease) in cash and cash equivalents	(19,226)	2,757
Cash and cash equivalents, beginning of period	24,581	1,512

Cash and cash equivalents, end of period	$5,355	$4,269

Supplemental Cash Flow Information:
Interest paid	$3	$10

Income taxes paid	$1	$4

Schedule of Non-Cash Investing and Financing Activities:
Offering costs accrued during period	$1,437	$—

Warrants issued to consultants for services	$157	$—

Preferred stock dividends paid with common stock	$98	$—

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2004
(Unaudited)

1. Business, Basis of Presentation and Liquidity

   Business

     Spectrum Pharmaceuticals, Inc. is a pharmaceutical company engaged in the business of acquiring, developing and commercializing proprietary drug products, or drug products with respect to which we have patent rights, either directly or through licenses, which have a primary focus on the treatment of cancer and related disorders, as well as generic drug products for various indications.

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain quarterly amounts have been reclassified to conform to the current period presentation.

2. Summary of significant accounting policies and estimates

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of June 30, 2004, we had three subsidiaries: Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; NeoGene Technologies, Inc. (NeoGene), 88.4% owned, incorporated in California in October 1999; and NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002. We have eliminated all significant intercompany accounts and transactions.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates.

  Revenue Recognition

     License fees comprise non-refundable payments received upon the occurrence of substantive milestones specified in collaborative licensing arrangements. Initial fees are recognized as revenue upon execution of the license agreements where collectability is assured and we have no significant future obligations. Fees from milestone events whose occurrence is determined to be reasonably likely at the inception of the license agreement, such as time-elapsed events, and collectability is assured, are deferred and amortized to revenue ratably over the period from execution of the agreement to the milestone event. Fees from milestone events whose occurrence is considered remote, or unpredictable, at the inception of the license agreement, such as milestones based on developmental or

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2004
(Unaudited)

regulatory events, are recognized as revenue when the milestones are achieved, collectability is assured, and we have no significant remaining obligations in connection with achievement of those milestones.

   Basic and Diluted Net Loss Per Share

     We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding and the net loss, less preferred stock dividends. We exclude all antidilutive common stock equivalents from the basic and diluted net loss per share calculation. Dilutive common stock equivalents would include the common stock issuable upon conversion of Preferred Stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. Potentially dilutive common stock equivalents as of June 30, 2004 and 2003, amounted to approximately 9.6 million and 6.3 million, respectively.

     Preferred stock dividends increase the amount of loss in the calculation of basic and dilutive loss per share. During the six-month period ended June 30, 2003, we issued Series D 8% cumulative voting preferred stock together with warrants. After an evaluation of the effective conversion price based on the allocation of proceeds using the relative fair values of the Series D preferred stock and warrants, it was determined that the Series D preferred stock had a beneficial conversion feature. The amount of beneficial conversion feature is considered a deemed dividend to the Series D preferred stockholders and is used in the calculation of earnings per share. The following data show the amounts used in computing basic loss per share for the three-month and six-month periods ended June 30, 2004 and 2003.

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In Thousands, Except Share and Per Share Data)
Net loss	$(2,572)	$(1,646)	$(4,740)	$(3,343)
Less:
Deemed dividend related to beneficial conversion feature on preferred stock		(2,247)		(2,247)
Preferred dividends paid in cash or stock	(45)	(69)	(98)	(69)

Income available to common stockholders used in computing basic earnings per share	$(2,617)	$(3,962)	$(4,838)	$(5,659)

Weighted average shares outstanding	12,766,551	3,117,384	11,035,297	3,013,636

   Accounting for Stock-based Employee Compensation

     We account for stock options under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants, and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation, for the three-month and six-month periods ended June 30, 2004 and 2003.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2004
(Unaudited)

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Amounts in thousands Except Share and per share data)
Net loss, as reported	$(2,572)	$(1,646)	$(4,740)	$(3,343)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(457)	(406)	(866)	(1,021)

Pro forma net loss	$(3,029)	$(2,052)	$(5,606)	$(4,364)

Loss per share:
Basic and diluted – as reported	$(0.20)	$(1.27)	$(0.44)	$(1.88)

Basic and diluted – pro forma	$(0.24)	$(1.40)	$(0.52)	$(2.22)

   Income Taxes

     We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. A valuation allowance has been recognized to fully offset the net deferred tax assets as of June 30, 2004 and December 31, 2003 as realization of such assets is uncertain.

  Comprehensive Loss

     The net loss reflected on our Statements of Operations substantially represents the total comprehensive loss for the periods presented.

3. Commitments and Contingencies

  Facility and Equipment Leases

     As of June 30, 2004, we were obligated under facilities leases and operating equipment leases. Minimum lease requirements for each of the next five years and thereafter under the property and equipment leases are as follows:

Amounts In
Year ending December 31:	Thousands
2004 (remaining six months of the year)	$114
2005	368
2006	440
2007	457
2008	478
2009	237

$2,094

     As of December 31, 2003, we were obligated to University of California, Irvine (UCI) under the terms of a 2001 facility lease for premises formerly used, through June 2002, by our subsidiary NeoGene. Also, as of December 31, 2003, we were obligated pursuant to capital lease obligations for certain leased laboratory equipment located at those premises. In March 2004, the Company reached an agreement with UCI whereby all past and future obligations were amicably settled; and in connection with that settlement, we paid off the capital lease obligations and, as part of the settlement, conveyed the related equipment to UCI.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2004
(Unaudited)

  Licensing Agreements

     We have acquired licenses to further develop certain proprietary therapeutic oncology compounds, and are contingently liable for milestone payments to the licensors if we reach certain development and regulatory milestones, which we have no contractual performance obligation to meet. We have no similar milestone or other contractual payment obligations in connection with our generic drug products.

     The milestone payments are generally tied to progress through the FDA approval process, which approval significantly depends on positive phase III clinical trial results. Given the unpredictability of the results to be derived from the currently on-going clinical trials, we believe that the likelihood of any of the milestones occurring in the foreseeable future is not probable. We have not reached any payment milestone and cannot determine when, if ever, a payment milestone will be reached. If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to one of our drug product candidates, satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.

  Employment Agreements

     We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya and Dr. Lenaz, expiring December 31, 2004 and July 1, 2005, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements provide for, among other things, guaranteed severance payments equal to up to twice the officer’s annual base salary upon the termination of employment without cause or upon a change in control under certain circumstances.

  Litigation

     We are not aware of any litigation matters pending or threatened as of June 30, 2004 that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by Statement No. 5, “Accounting for Contingencies".

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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2004
(Unaudited)

4. Stockholders’ Equity

  Common Stock

     On April 21, 2004, we sold 3,220,005 shares of our common stock at a purchase price of $7.75 per share and five-year warrants to purchase up to a total of 1,127,005 shares of our common stock at an exercise price of $10.00 per share, for net cash proceeds of approximately $22,500,000, after offering costs of approximately $2,500,000, which include cash commissions paid to two placement agents and an additional estimated cash commission that is currently being negotiated with another placement agent. As part of the settlement being negotiated with this placement agent we may issue warrants to purchase up to a total of 100,000 shares of our common stock at an exercise price of $10.00 per share.

  Preferred Stock

     During the six-month period ended June 30, 2004, 108 shares of our Series D Preferred Stock and 929 shares of our Series E Preferred stock were converted into 2,319,000 shares of our common stock.

  Deferred Stock-based Compensation

     During the six-month period ended June 30, 2004, we granted 55,500 stock options to employees and a consultant at exercise prices equal to or greater than the quoted price of our common stock on the grant date. The fair value of the stock option to the consultant, estimated at $157,000, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97.8%; risk free interest rate of 3.1%; and an expected life of five years, was recorded as deferred compensation, and is being amortized to expense over the vesting period of the option.

     During the three-month periods ended June 30, 2004 and 2003, amortization of deferred stock-based compensation amounted to $86,000 and $7,000, respectively; and during the six-month periods ended June 30, 2004 and 2003, such amortization amounted to $158,000 and $14,000, respectively. Had we allocated the foregoing amortization of stock-based deferred compensation to Research & Development and General & Administrative expense, the allocations of such expenses for the periods presented would be approximately as presented in the table below.

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In Thousands)
Research and development	$2	$2	$4	$4
General and administrative	84	5	154	10

Total	$86	$7	$158	$14

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

June 30, 2004
(Unaudited)

     Warrants Activity

     We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction, or in connection with services rendered by placement agents and outside consultants. Our outstanding warrants expire at varying dates through September 2008. Below is a summary of warrant activity during the six-month period ended June 30, 2004:

	Common Stock	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2003	5,918,926	$10.10
Granted	1,152,005	$10.03
Exercised	(208,050)	$6.35
Forfeited	(7,800)	$340.15

Outstanding at June 30, 2004	6,855,081	$9.83

Exercisable at June 30, 2004	5,638,076	$9.84

Stock Option Activity

     Below is a summary of stock option activity during the six-month period ended June 30, 2004:

	Common Stock	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2003	1,401,694	$10.83
Granted	55,500	$8.51
Exercised	(37,250)	$2.78
Forfeited	(24,942)	$117.50

Outstanding at June 30, 2004	1,395,002	$9.05

Exercisable at June 30, 2004	946,524	$10.71

On July 9, 2004, our stockholders approved our 2003 Amended and Restated Incentive Award Plan. The 2003 Plan authorizes the grant, in conjunction with all of our other plans, of incentive awards, including stock options, for purchase of up to 30% of our issued and outstanding stock from time to time. As of June 30, 2004, approximately 3,000,000 incentive awards were available for grant under the 2003 Plan.

5. Subsequent Event

     On August 12, 2004, we entered into a license agreement with Zentaris GmbH, whereby we acquired an exclusive license to develop and commercialize in North America (including Canada and Mexico) and India, D-63153, a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist. Zentaris retains exclusive development and commercialization rights to the rest of world, but will share with us upfront and milestone payments, royalties or profits from potential sales, if any, in Japan.

     We paid Zentaris an upfront payment of approximately $1.2 million in cash and 251,896 shares of restricted common stock (restricted until December 31, 2005), and will be obligated to make future payments contingent upon the successful achievement of certain development and regulatory milestones. In addition we will pay royalties on potential net sales, if any, after marketing approval is obtained from regulatory authorities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain words, not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including “Risk Factors”.

     You should read the following discussion of the financial condition and results of our operations in conjunction with the condensed financial statements and the notes to those financial statements included in Item 1 of Part 1 of this report.

Overview

     We are a pharmaceutical company engaged in the business of acquiring, developing and commercializing proprietary drug products, or drug products with respect to which we have patent rights, either directly or through licenses, which have a primary focus on the treatment of cancer and related disorders, as well as generic drug products for various indications.

     New drug development is an inherently uncertain, lengthy and expensive process. The primary expenses relate to the conduct of clinical trials necessary to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries that the products are both safe and effective in their respective indications and that they can be produced in a validated consistent manufacturing process. The number, size and scope of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. In the event we successfully achieve development and regulatory milestones, we become contingently obligated to pay our licensors milestone payments; and generally, the successful achievement of such milestones also enhances the value of the drug candidate. While generic drug development is also subject to approval by regulatory authorities, the costs and timelines of development completion and commercialization are significantly shorter, and compared to new drug development, relatively less uncertain and less expensive.

     Our current strategy, which has a primary focus on conducting development research on oncology products is designed to address certain risks of oncology drug development by shortening the timeline to marketability, and reducing the risk of failure, which is higher with pre-clinical stage products. Currently, each of our oncology drug candidates relates to life threatening diseases and we believe each is novel in its treatment or indication, therefore, we hope expedited regulatory approval will be appropriate. We believe that all of our proposed drug candidates, if approved by the FDA, with sufficient funding, will eventually be marketed by us or with the assistance and leadership of a co-development partner.

     We also view the potential for generic drug marketing and sales in the United States, with the assistance of low-cost, high quality manufacturers, as a revenue opportunity which could help defray our operating expenses and potentially the costs of our oncology drug development activities. If our generic drug strategy is successful we may begin to generate modest revenues as early as the fourth quarter of 2004, if our abbreviated new drug application, or ANDA, for ciprofloxacin is approved by the FDA.

     In addition, we have available for out-license for development certain of our neurology drug compounds which include: AIT-034 for dementia, SPPI-339 for attention deficit disorders, SPPI-356 for psychosis, schizophrenia and other mood disorders and Neotrofin™ for neurodegenerative diseases.

     Our operations have historically been financed by the issuance of capital stock because it is generally difficult to fund pharmaceutical research and development via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of research and the timing of those results. Our cumulative losses, since inception in 1987, through June 30, 2004, have exceeded $150 million. We expect to continue to incur additional losses as we implement our growth strategy of developing marketable drug products. Such significant additional operating losses are likely to be incurred for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech AG and any profits from the sale of generic products.

Business Outlook

     Our primary business focus for the remainder of 2004, and beyond, will be to continue to assemble and develop a portfolio of marketable drug products: oncology drugs with efficacy in life-threatening indications; and generic drugs with near-term revenue potential

     As of June 30, 2004, our oncology product candidates under development were: satraplatin, elsamitrucin, EOquin™. We are currently developing our oncology drug candidates for the treatment of hormone refractory prostate cancer, superficial bladder cancer, refractory non-Hodgkin’s lymphoma, and radiation sensitization as it relates to radiation treatment for cancer. Our generic drug product candidates for which we have filed ANDAs with the FDA are: ciprofloxacin, fluconazole and carboplatin.

     On August 12, 2004, we acquired rights to develop, and eventually commercialize, D-63153, a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist. Possible initial indications that D-63153 has the potential to treat are hormone-dependent cancers as well as benign, proliferative disorders (such as benign prostatic hypertrophy and endometriosis).

•	The costs of conducting satraplatin clinical trials, currently in Phase 3, are being borne entirely by our co-development partner GPC Biotech.

•	We are funding the Phase 2 clinical trials of EOquin and elsamitrucin; and expect to fund the development costs of D-63153.

•	In addition to the three generic drug ANDAs filed in 2003, which are under review by the FDA, we plan to file several new ANDAs in 2004 and beyond. In this regard we are evaluating several drug candidates for feasibility. The evaluation of feasibility includes many factors, including, but not limited to, evaluation of market potential, competitive scenario, assessment of patent extensions, and availability of active pharmaceutical ingredients.

•	We expect to begin marketing ciprofloxacin, our first generic drug, through our marketing partner, Lannett Company, Inc., in the fourth quarter of 2004, if approved by the FDA.

•	We also expect, subject to approval by the FDA, to begin marketing carboplatin and fluconazole in 2005.

Financial Condition

  Liquidity and Capital Resources

     Our current business does not generate cash from operations. The significant components of costs incurred by us to date, with respect to our current drug development projects are personnel and facility costs. Specific costs related to our generic and oncology drug candidates, including drug formulation costs and any upfront licensing fees, have been charged to expense as incurred. However, with the increase in enrollment in the Phase 2 clinical trials of EOquin and elsamitrucin, we anticipate an increase in our expenses. The anticipated aggregate costs of research and development, including the clinical trials for the oncology drugs we are currently developing, together with general and administrative expenses, are estimated to average at least approximately $3-million cash per quarter for the remainder of 2004, exclusive of upfront payments in connection with the licensing of D-63153, or other oncology compounds we may acquire. Development of D-63153 is likely to cause a further increase in expenses which may begin as early as the fourth quarter of 2004. While we are contingently obligated to make milestone payments to licensors of our oncology drug candidates, given the unpredictability of the results to be derived from those trials, we believe that it is unlikely that any material cash milestone payment obligation will be triggered in at least the next 12 months.

     We believe that the approximately $45-million in cash and marketable securities that we had on hand as of June 30, 2004, will allow us to fund our current planned operations and to capitalize on growth opportunities within our oncology and generic strategies. In addition, if we are successful in generating revenues and profits from the sale of generic drugs, we expect to use such funds to help defray the expenses of operating our business.

     Over the long-term, we will likely need to continue to raise funds through public or private financings, including equity financings and through other arrangements, to continue to grow our business.

Net Cash used in Operating activities

     During the six-month period ended June 30, 2004, the net cash used in operations was approximately $5.7 million, compared to approximately $4.8 million in aggregate research and development and general and administrative expenses incurred during this period. The difference of $0.8 million is mainly attributable to payment in 2004 of payroll and related taxes accrued at December 31, 2003.

Net Cash provided by and used for Financing Activities

     Net cash provided by financing activities, approximately $25.2 million, for the six-month period ended June 30, 2004, was comprised of approximately $23.9 million from the issuance in April 2004 of approximately 3.2 million shares of common stock and warrants to purchase approximately 1.1 million shares of common stock, plus $1.4 million from the exercise of options and warrants for 245,000 shares of our common stock. Offsetting these cash inflows was a $145,000 payment of our capital lease obligations during the quarter. Approximately $1.4 million of estimated offering costs were accrued as of June 30, 2004 in connection with placement agent fees, and printing and legal costs of the offering, expected to be paid during the quarter ending September 30, 2004.

Net Cash used for Investing Activities

     In order to improve the interest yield on our cash and cash equivalents, during the six-month period ended June 30, 2004, we utilized approximately $39 million for investment in short-term marketable investments.

Results of Operations

Results of Operations for the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003

     For the three-months ended June 30, 2004, we incurred a net loss of approximately $2.6 million. We expect that our operating expenses (excluding stock-based compensation) and net loss will increase in the immediate future to at least an average of approximately $3 million per quarter for the remainder of 2004, as discussed under Liquidity and Capital Resources above.

     We had $73,000 of revenues during the three-months ended June 30, 2004 and no revenues in the comparable period in 2003. The revenue in 2004 represents amounts received from the GPC Biotech under our license agreement representing commissions on drug products used by GPC Biotech in clinical trials. In connection with these revenues, we had no performance obligations or incurred costs. The timing and amount of similar revenues in the future is neither predictable nor assured.

     Research and development expenses increased by approximately $694,000, from $623,000 in the three months ended June 30, 2003 to $1,317,000 in the three months ended June 30, 2004, due primarily to a $500,000 increase in drug product expense as a result of increased clinical trials activity and the investigation and development of generic products. Other notable increases over the comparative period in 2003, were patent-related legal, insurance and travel related costs.

     General and administrative expenses increased by approximately $311,000, from $1,018,000 in the three months ended June 30, 2003 to $1,329,000 in the three months ended June 30, 2004, due primarily to:

•	Legal and professional fees and SEC reporting and compliance costs increased by approximately $225,000 in 2004 due primarily to the changes in our organization, compliance with new NASDAQ, SEC and Sarbanes-Oxley Act of 2002 rules and regulations, and evaluation of business alliances and opportunities in conjunction with our generic drug strategy.

•	Personnel costs increased by approximately $120,000, due to additional personnel hired during 2003 and 2004 to position the company for planned growth.

•	Insurance costs increased by approximately $70,000 in 2004. We expect these costs to increase in the future as we increase our insurance coverage, including product liability insurance, consistent with our increased scope of activities.

•	Partially offsetting the foregoing increased costs were reductions in rent and other expenses.

     Stock-based compensation expense increased by approximately $79,000, from $7,000 in the three months ended June 30, 2003 to $85,000 in the three months ended June 30, 2004, due to our offering stock options and warrants in 2003 and 2004 to consultants as performance incentives.

     Other income for the three-month period ended June 30, 2004 compared to the same period in 2003 increased by approximately $86,000 due primarily to interest income earned on significantly higher average marketable securities balances during the most recent quarter.

Results of Operations for the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003

     For the six-month period ended June 30, 2004, we incurred a net loss of approximately $4.7 million. We expect that our operating expenses (excluding stock-based compensation) and net loss will increase in the immediate future to at least an average of approximately $3 million per quarter for the remainder of 2004, as discussed under Liquidity and Capital Resources above.

     We had $73,000 of revenues during the six-months ended June 30, 2004 and no revenues in the comparable period in 2003. The revenue in 2004 represents amounts received from the GPC Biotech under our license agreement representing commissions on drug products used by GPC Biotech in clinical trials. In connection with these revenues, we had no performance obligations or incurred costs. The timing and amount of similar revenues in the future is neither predictable nor assured.

     Research and development expenses increased by approximately $691,000, from $1,483,000 in the six months ended June 30, 2003 to $2,174,000 in the six months ended June 30, 2004, due primarily to a $500,000 increase in drug product expense as a result of increased clinical trials activity and investigation and development of new generic products. Other notable increases over the comparative period in 2003, were patent-related legal, payroll, insurance and travel related costs; partially offset by a reduction in rent expense resulting from the elimination of the UCI Research Park facility lease.

     General and administrative expenses increased by approximately $773,000, from $1,844,000 in the six months ended June 30, 2003 to $2,617,000 in the six months ended June 30, 2004, due primarily to:

•	Legal and professional fees and SEC reporting and compliance costs increased by approximately $500,000 in 2004 due primarily to the changes in our organization, compliance with new NASDAQ, SEC and Sarbanes-Oxley Act of 2002 rules and regulations, and evaluation of business alliances and opportunities in conjunction with our generic drug strategy.

•	Personnel costs increased by approximately $270,000, due to additional personnel hired during 2003 and 2004 to position the company for planned growth.

•	Insurance costs increased by approximately $115,000 in 2004. We expect these costs to increase in the future as we increase our insurance coverage, including product liability insurance, consistent with our increased scope of activities.

•	Partially offsetting the foregoing increased costs were reductions in rent and other expenses.

     Stock-based compensation expense increased by approximately $144,000, from $14,000 in the six months ended June 30, 2003 to $158,000 in the three months ended June 30, 2004, due to our offering stock options and warrants in 2003 and 2004 to consultants as performance incentives.

     Other income for the six-month period ended June 30, 2004 compared to the same period in 2003 increased by approximately $138,000 due primarily to interest income earned on significantly higher average marketable securities balances during the most recent period.

Contractual and Commercial Obligations

     The following table summarizes our contractual and other commitments, including obligations under facilities leases and operating equipment leases, as of June 30, 2004:

Payment Due by Period

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	$—
Operating Lease Obligations (3)	$2,094,444	$261,227	$884,614	$948,603	$—
Purchase Obligations(4)	$1,633,172	$1,456,372	$176,800	$—	$—

Total	$3,727,616	$1,717,599	$1,061,414	$948,603	$—

     (1) The table of contractual obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Licensing Agreements” and “Employment Agreements”.

     (2) As of December 31, 2003, we were obligated to University of California, Irvine (UCI) under the terms of a 2001 facility lease for premises formerly used, through June 2002, by our subsidiary NeoGene. Also, as of December 31, 2003 we were obligated pursuant to capital lease obligations for certain leased laboratory equipment located at those premises. In March 2004, the Company reached an agreement with UCI whereby all past and future obligations were amicably settled. In connection with that settlement, we paid off the capital lease obligations and conveyed the related equipment to UCI.

     (3) The operating lease obligation is primarily related to the facility lease for our corporate office, which extends through June 2009.

     (4) Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services which have not been delivered, or rendered, as of June 30, 2004.

Licensing Agreements

     We have acquired licenses to further develop certain proprietary therapeutic oncology compounds, and are contingently liable for milestone payments to the licensors if we reach certain development and regulatory milestones, which we have no contractual performance obligation to meet. We have no similar milestone or other contractual payment obligations in connection with our generic drug products.

     The milestone payments are generally tied to progress through the FDA approval process, which approval significantly depends on positive phase III clinical trial results. Given the unpredictability of the results to be derived from the currently on-going clinical trials, we believe that the likelihood of any of the milestones occurring in the foreseeable future is not probable. We have not reached any payment milestone and cannot determine when, if ever, a payment milestone will be reached. If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to one of our drug product candidates, satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.

Employment Agreements

     We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya and Dr. Lenaz, expiring December 31, 2004 and July 1, 2005, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

     Each officer’s employment may be terminated by us with or without cause as defined in the agreement. The agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns or if the officer decides to terminate his employment due to a disposition of a significant amount of assets or business units. The guaranteed severance payment includes a payment equal to twice the officer’s annual base salary. In addition, all options held by the officer shall immediately vest and will be exercisable for one year from the date of termination; provided, however, if the Board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the Board are not being met, in the Board’s judgment, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for approximately thirteen (13) months after the date of termination. The agreements also provide that, upon his retirement, all options held by the officer will become fully vested.

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including cash requirements, from assessing: planned research and development activities and general and administrative requirements, required clinical trial activity, market need for our drug candidates and other major business assumptions.

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

Property and Equipment

     We carry property and equipment at historical cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over their estimated lives (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term.

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

Revenue Recognition

     License fees comprise non-refundable payments received upon the occurrence of substantive milestones specified in collaborative licensing arrangements. Initial fees are recognized as revenue upon execution of the license agreements where collectability is assured and we have no significant future obligations. Fees from milestone events whose occurrence is determined to be reasonably likely at the inception of the license agreement, such as time-elapsed events, and collectability is assured, are deferred and amortized to revenue ratably over the period from execution of the agreement to the milestone event. Fees from milestone events whose occurrence is considered remote, or unpredictable, at the inception of the license agreement, such as milestones based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectability is assured, and we have no significant remaining obligations in connection with achievement of those milestones.

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

Risk Factors

     An investment in our common stock involves a high degree of risk. Our business, financial condition, operating results and prospects can be impacted by a number of factors, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment. You should carefully consider the risks described below with all of the other information included herein. Failure to satisfactorily achieve any of our objectives or avoid any of the below or other risks listed in our Annual Report on Form 10-K would likely have a material adverse effect on our business and results of operations.

     Our losses will continue to increase as we expand our development efforts, and our efforts may never result in profitability.

     Our cumulative losses since our inception in 1987 through June 30, 2004 were in excess of $150 million, almost all of which consisted of research and development and general and administrative expenses. We lost approximately $10 million in 2003, $18 million in 2002 and $28 million in 2001, and approximately $4.7 million in the first six months of 2004. We expect to continue to incur losses in the future, particularly as we continue to invest in the development of our oncology drug candidates, and expand the scope of our generics operations. We currently do not sell any products or services and we may never achieve revenues from sales of products or become profitable. Even if we eventually generate revenues from sales, we nevertheless may continue to incur operating losses over the next several years.

     Our business does not generate the cash needed to finance our ongoing operations and therefore, we will need to raise additional capital.

     Our business does not generate cash from operations needed to finance our ongoing operations. We have relied primarily on raising capital through the sale of our securities, and/or out-licensing our drug candidates and technology, to meet our financial needs. We believe our existing cash and investment securities will allow us to fund our current planned operations; however, over the long-term, we will likely need to continue to raise funds through public or private financings, including equity financings and through other arrangements, to continue operating and growing our business.

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

     Prior to receiving approval to commercialize each of our existing oncology drug candidates, satraplatin, Eoquin, elsamitrucin, and D-63153, and any drug candidates we acquire in the future, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, and other regulatory authorities in the United States and other countries that each of the products is both safe and effective. For each current and future product candidate, we will need to demonstrate the efficacy and monitor its safety throughout the process. If our clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

     All of our product candidates are prone to the risks of failure inherent in drug development. The results of pre-clinical studies and early-stage clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a product candidate is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret such data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, our institutional review boards, our contract research organization, or we may suspend or terminate our clinical trials for our drug candidates. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation. Even if we receive FDA and other regulatory approvals, our product candidates may later exhibit adverse effects that may limit or prevent their widespread use, may cause FDA to revoke, suspend or limit their approval, or may force us to withdraw products derived from those candidates from the market.

     Our oncology drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status
ONCOLOGY

Satraplatin	Hormone Refractory Prostate Cancer	Phase 3 clinical trial

EOquin™	Superficial Bladder Cancer	Phase 2 clinical trial

	Radiation Sensitization	Pre-clinical

Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2 clinical trial

     The table excludes D-63153, acquired on August 12, 2004, which is a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist. D-63153 will be investigated for the potential to treat hormone-dependent cancers as well as benign, proliferative disorders (such as benign prostatic hypertrophy and endometriosis).

Our oncology drug candidates may not be more effective, safer or more cost efficient than competing drugs and otherwise may not have any competitive advantage, which could hinder our ability to successfully commercialize our drug candidates.

     Oncology drugs produced by other companies are currently on the market for each cancer type we are pursuing. Even if one or more of our oncology drug candidates ultimately received FDA approval, our drug candidates may not have better efficacy in treating the target indication than a competing drug, may not have a more favorable side-effect profile than a competing drug, may not be more cost efficient to manufacture or apply, or otherwise may not demonstrate a competitive advantage over competing therapies. Accordingly, even if FDA approval is obtained for one or more of our drug candidates, they may not gain acceptance by the medical field or become commercially successful.

     The development of our lead drug candidate, satraplatin, depends on the efforts of a third party and, therefore, its eventual success or commercial viability is largely beyond our control.

     In September 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. GPC Biotech has agreed to bear all costs of development and commercialization for satraplatin. We will not have control over the drug development process and therefore, the success of our lead drug candidate will depend upon the efforts of GPC Biotech. GPC Biotech may not be successful in the clinical development of the drug, the achievement of any milestones such as the acceptance of a New Drug Application, or an NDA, filing by the FDA or the eventual commercialization of satraplatin.

     Our efforts to acquire or in-license and develop additional oncology drug candidates may fail, which would limit our ability to grow our oncology business.

     The long-term success of our Oncology Strategy depends in part on obtaining clinical stage drug candidates in addition to our existing portfolio of satraplatin, EOquin, elsamitrucin and D-63153. We are actively seeking to acquire, or in-license, additional clinical stage oncology drug candidates that demonstrate the potential to be both medically and commercially viable. We have certain criteria that we are looking for in an oncology drug candidate acquisition and therefore, we may not be successful in locating and acquiring, or in-licensing, additional desirable drug candidates on acceptable terms.

     Price and other competitive pressures may make the marketing and sale of our generic drugs not commercially feasible and not profitable.

     The generic drug market in the United States is extremely competitive, characterized by many participants and constant downward price pressure on generic drug products. Consequently, margins are continually reduced and it is necessary to continually introduce new products to achieve and maintain profitability. We have not obtained regulatory approval of any of our generic drug candidates. While we have entered into agreements with third parties to manufacture the drug products for us, given the price volatility of the generic market, we believe it is imprudent to enter into definitive agreements on transfer prices with the manufacturers of our generic drug product candidates prior to FDA approval, and we do not expect to do so until we receive FDA approval and are ready to begin selling the generic drug products. Our ability to compete effectively in the generic drug market depends largely on our ability to obtain transfer price agreements that ensure a supply of our generic drug products at favorable prices. Even if we obtain regulatory approval to market one or more generic drug candidates in the United States, we may not be able to complete a transfer price arrangement with the manufacturers of the drug candidates that will allow us to market any generic drug products in the United States on terms favorable to us, or at all.

     Also, if we fail to obtain approval of our ANDAs from the FDA in a timely manner, preferably before the patent and any additional exclusivity granted by the FDA to the branded drug product expire, our profitability will be significantly affected due to the significant price erosion caused by the typically large number of the generic companies entering the market. The U.S. patents and pediatric exclusivities for Cipro®, the branded form of our generic drug candidate ciprofloxacin, and Diflucan, the branded form of our generic drug candidate fluconazole, have expired. We have not yet received approval from the FDA of our ANDAs for ciprofloxacin or fluconazole and cannot predict when we may receive approval, however, many other companies have received FDA approval to market these drug products. In addition, we may not obtain approval of our ANDA for our other generic drug candidate, carboplatin, prior to when the patent granted by the FDA to the branded drug product expires in October 2004. Consequently, our ability to achieve a profit may be significantly harmed.

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

     In addition, many branded pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for a number of years or otherwise delay the launch of generics;

•	using the Citizen Petition process, a process by which any person can submit a petition to the Commissioner of the FDA to issue, amend or revoke a regulation or order or take or refrain from taking any other administrative action, to request amendments to FDA standards;

•	seeking changes to the United States Pharmacopoeia, an organization which publishes industry recognized compendia of drug standards; and

•	attaching patent extension amendments to non-related federal legislation.

     We are a small company relative to our principal competitors and our limited financial resources may limit our ability to develop and market our oncology drug candidates and our generic drug candidates.

     Many companies, both public and private, including well-known pharmaceutical companies and smaller niche-focused companies, are developing products to treat all of the diseases we are pursuing, or distributing generic drug products directly competitive to the generic drugs we intend to market and distribute. Many of these companies have substantially greater financial, research and development, manufacturing, marketing and sales experience and resources than us. As a result, our competitors may be more successful than us in developing their products, obtaining regulatory approvals and marketing their products to consumers.

     The success of our generic drug strategy depends significantly upon our ability to identify generic drugs that we believe represent desirable market opportunities and that our products suppliers based in India and other countries can produce for us cost-effectively. In addition, we must be able to expand our distribution channel relationships in the United States because we currently have no internal manufacturing and an alliance with only one distributor. However, since we are new generic competitor and the marketplace is made up of many well-established companies, we may not be able to successfully compete.

     As a new generic competitor, we will be competing against established generic companies such as Teva Pharmaceuticals, Sandoz, Barr Laboratories, Mylan, Watson Pharmaceuticals, Inc., Genpharm, Dr. Reddy’s, American Pharmaceutical Partners, Bedford Laboratories and others. These companies may have greater economies of scale in the production of their products and in certain cases may produce their own product supplies, or can procure product supplies on more favorable terms which may provide significant cost and supply advantages to customers in the retail prescription market. Since price is the primary basis for competition among generic versions of a given drug, any ability by our competitors to reduce production costs can provide them with a significant competitive advantage, and our ability to compete will be largely dependent on our ability to obtain supplies of our generic drug product manufacturers at favorable prices. For those products which we intend to develop as generic equivalents to certain branded products, we expect that the market will be competitive and will be largely dominated by the competitors listed above who will target many if not all of the same products for development as Spectrum.

     Spectrum currently has three generic drug candidates under review at the FDA. For ciprofloxacin, our first generic product candidate filed with FDA, and for which we have not yet obtained approval, there are currently twelve generic manufacturers approved to sell versions of ciprofloxacin, which include Teva, Technilab, West Ward, Eon Labs, Carlsbad Technology, IVAX, Sandoz, Genpharm, Ranbaxy, Dr. Reddy’s, Mylan and Novopharm. The pediatric exclusivity for Diflucan, the branded form of fluconazole, our second generic product filed with the FDA, expired on July 29, 2004. The market is expected to be very competitive with versions from generic drug manufacturers such as Taro Pharmaceutical Industries, Mylan, Sandoz, Ranbaxy, IVAX, Novopharm, Genpharm, Gedeon Richter, Roxane and Pliva approved by the FDA for sale in the U.S., with sales by some or all of these companies expected to launch at the expiration of pediatric exclusivity. We have not yet obtained approval from the FDA for fluconazole and can give no estimate for when approval is likely to come, if at all. Carboplatin, our third generic drug ANDA filed with FDA, is the generic equivalent of Bristol Meyers Squibb’s brand Paraplatin, for which the patent expires in October 2004. The FDA has granted tentative approval for carboplatin to five generic companies, including Sicor, Pharmachemie, APP, Bedford and Mayne. The tentative approvals are expected to be changed to full approval status by the FDA provided that no change in labeling or indications are granted by the FDA during the exclusivity period. We have not yet obtained approval from the FDA for carboplatin and can give no estimate for when approval is likely to come, if at all.

     In our oncology program, we have four oncology drug candidates currently in clinical development. Our lead compound Satraplatin, being developed by our co-development partner, GPC Biotech, is in a phase 3 clinical study for hormone-refractory prostate cancer and our second and third compounds, EOquin and elsamitrucin are in phase 2 clinical studies for superficial bladder cancer and Non-Hodgkin’s lymphoma, respectively. We plan to initiate clinical trials with our new drug product candidate, D-63153, before the end of 2004. We may not be successful in any or all of these studies; or if successful, and if approved by FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our oncology drug candidates. Companies active in the areas of oncology include Bristol Meyers Squibb, Pfizer, Novartis, Genentech, Roche and others who are more established and are currently marketing products for the treatment of various forms of cancer including the forms our oncology drug candidates target.

     Any oncology product for which we obtain FDA approval must compete for market acceptance and market share. For example, cisplatin and carboplatin are the most prevalent platinum-based derivatives used in chemotherapy and are the primary treatment for many of the cancer types we are pursuing. Our drug candidate, satraplatin, if the FDA approves it for sale, would likely compete against these drugs directly. Unless satraplatin is shown to have better efficacy and is as cost effective, if not more cost effective, than cisplatin and carboplatin, it may not gain acceptance by the medical field and therefore may never be successful commercially. Competition for branded drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies.

     Our oncology competitors that have products on the market or in research and development that are in the same clinical focus as us include Astra Zeneca, Amgen, Inc., Bayer AG, Eli Lilly and Co., Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, Glaxo SmithKline, Biogen-IDEC Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Aventis Pharmaceuticals Inc., Pfizer, Inc., Chiron Corp., Genta Inc., Imclone Systems Incorporated, MGI Pharma, Inc., and SuperGen, Inc., among others. Many of our competitors are large and well capitalized companies such as Eli Lilly and Co. and Bristol-Myers Squibb focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

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

     We may not be successful in establishing additional generic drug supply relationships, which would limit our ability to grow our generic drug business.

     Long-term success of our generic drug strategy depends in part on our ability to expand and enhance our existing relationships and establish new relationships for supplying generic drug products. We do not presently intend to focus our research and development efforts on developing active pharmaceutical ingredients or the dosage form for generic drugs. In addition, we currently have no capacity to manufacture generic drug products and do not intend to spend our capital resources to develop the capacity to do so. Therefore, we must rely on relationships with other companies to supply our generic drug products. We may not be successful in expanding or enhancing our existing relationships or in securing new relationships. If we fail to expand our existing relationships or secure new relationships, our ability to expand our generic drug business will be harmed.

     We may not be successful in expanding our generic drug distribution capabilities in the United States, our only target market for generic drugs, which would limit our ability to grow our generic drug business.

     Many of our competitors have substantial, established direct and indirect distribution channels. We have not yet undertaken the marketing and distribution of a generic drug product and we currently have no direct sales and marketing organization and our limited sales and marketing resources are devoted to establishing and enhancing our third party distribution relationships. We have established a relationship with a distributor for the distribution of ciprofloxacin; however, we have not commenced the distribution of any of our generic drug products since they have not yet been approved by the FDA. If a generic drug product is approved by the FDA, the long-term success of our generic drug strategy will depend in part on our generic drug distribution capabilities in the U.S., our only target market for generic drugs. We may not be successful in expanding our existing distribution channel, establishing new, additional distribution channels or establishing a direct generic drug marketing capability sufficient to effectively and successfully compete in the generic drug market.

     If a generic drug product is approved by the FDA, our supply of the generic drug product will be dependent upon the production capabilities of our supply sources, may limit our ability to meet demand for our products and ensure regulatory compliance.

     We have no internal manufacturing capacity for our generic drug product candidates, and therefore, we have entered into agreements with third-party manufacturers to supply us with our generic drug products, subject to further agreement on pricing for particular drug products. Consequently, we will be dependent on our manufacturing partners for our supply of generic drug products. Most of these manufacturing facilities are located outside the United States. The manufacture of generic drug products, including the acquisition of compounds used in the manufacture of the finished generic drug product, may require considerable lead times. Further, sales of a new generic drug product may be difficult to forecast. Also, we will have little or no control over the production process. Accordingly, while we do not currently anticipate shortages of supply, there could arise circumstances in which market demand for a particular generic product could outstrip the ability of our supply source to timely manufacture and deliver the product, thereby causing us to lose sales.

     Reliance on a third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adhering to FDA’s current Good Manufacturing Practices or cGMP requirements, the possible breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our product candidates, our supplier’s manufacturing facilities must pass an FDA pre-approval inspection. In order to obtain approval, all of the facility’s manufacturing methods, equipment and processes must comply with cGMP requirements. The cGMP requirements govern all areas of record keeping, production processes and controls, personnel and quality control. One of our generic drug manufacturing partners in India, J.B. Chemicals & Pharmaceuticals, Limited, has received FDA approval to manufacture tablet dosage forms of drug products, including ciprofloxacin and fluconazole, our first two generic drug product candidates, at its pharmaceutical manufacturing facility in India for marketing in the United States. However, additional inspections and review of these facilities may be required before the corresponding ANDAs may be approved. Any failure of our third party manufacturers or us to comply with applicable regulations, including an FDA pre-approval inspection and cGMP requirements, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

     We are dependent on third parties for clinical testing, manufacturing and marketing our proposed products. If we are not able to secure favorable arrangements with such third parties, our business and financial condition could be harmed.

     We may not conduct clinical trials ourselves, and we will not manufacture any of our proposed products for commercial sale nor do we have the resources necessary to do so. In addition, we do not have the capability to market our drug products ourselves. We intend to contract with larger pharmaceutical companies or contract research organizations to conduct such activities. In connection with our efforts to secure corporate partners, we may seek to retain certain co-promotional and/or co-marketing rights to certain of our drug candidates, so that we may promote our products to selected medical specialists while our corporate partner promotes these products to the medical market generally. We may not be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure adequate partnering arrangements, our business and financial condition could be harmed. In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas. Sufficient employees with relevant skills may not be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.

     In addition, we, or our potential corporate partners, may not successfully introduce our proposed products or our proposed products may not achieve acceptance by patients, health care providers and insurance companies. Further, it is possible that we may not be able to secure arrangements to manufacture and market our proposed products at prices that would permit us to make a profit. To the extent that clinical trials are conducted by corporate partners, we may not be able to control the design and conduct of these clinical trials.

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

     Rapid technological advancement may render our oncology drug candidates or generic product candidates obsolete before we recover expenses incurred in connection with their development. As a result, certain drug candidates and generic products may never become profitable.

     The pharmaceutical industry is characterized by rapidly evolving technology. Technologies under development by other pharmaceutical companies could result in treatments for diseases and disorders for which we are developing our own treatments. Several other companies are engaged in research and development of compounds that are similar to our research. A competitor could develop a new technology, product or therapy that has better efficacy, a more favorable side-effect profile or is more cost effective than one or more of our drug candidates or generic products and thereby cause our drug candidate or generic product to become commercially obsolete. Some drug candidates and generic products may become obsolete before we recover the expenses incurred in their development. As a result, such products may never become profitable.

     Competition for patients in conducting clinical trials may prevent or delay product development and strain our limited financial resources.

     Many pharmaceutical companies are conducting clinical trials in patients with the cancer types that our drug candidates target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible cancer patients may be enrolled in competing studies and consequently not available to us. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The delay or inability to meet planned patient enrollment may result in increased costs and delays or termination of the trial, which could have a harmful effect on our ability to develop products.

     We may not be successful in obtaining regulatory approval to market and sell any of our oncology or generic drugs.

     Before our drug candidates can be marketed and sold, regulatory approval must be obtained from the FDA and comparable foreign regulatory agencies. We must demonstrate to FDA and other regulatory authorities in the United States and abroad that our product candidates satisfy rigorous standards of safety and efficacy. We will need to conduct significant additional research, pre-clinical testing and clinical testing, before we can file applications with the FDA for approval of our product candidates. The process of obtaining FDA and other regulatory approvals is time consuming, expensive, and difficult to design and implement. The review and approval, or denial, process for an application can take years. The FDA, or comparable foreign regulatory agencies, may not timely, or ever, approve an application. Among the many possibilities, the FDA may require substantial additional testing or clinical trials or find our drug candidate is not sufficiently safe or effective in treating the targeted disease. This could result in the denial or delay of product approval. Our product development costs will increase if we experience delays in testing or approvals. Further, a competitor may develop a competing drug or therapy that impairs or eliminates the commercial feasibility of our drug candidates.

     In order to obtain approval for our generic drug candidates, we will need to scientifically demonstrate that our drug product is safe and bioequivalent to the innovator drug. Bioequivalency may be demonstrated by comparing the generic drug candidate to the innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. We plan to use our management’s experience with the regulatory approval process in the United States to prepare, file and prosecute appropriate Abbreviated New Drug Applications, or ANDAs, for our current and future generic drug candidates. During 2003 we filed three ANDAs for ciprofloxacin, carboplatin and fluconazole. We intend to file additional ANDAs during 2004 and beyond. The FDA may not agree that our safety and bioequivalency studies provide sufficient support for approval. This could result in denial or delay of FDA approval of our generic products. Generic drugs generally have a relatively short window in which they can be profitable before other manufacturers introduce competing products that impose downward pressure on prices and reduce market share for other versions of the generic drug. Consequently, delays in obtaining FDA approval may also significantly impair our ability to compete.

     Our failure to comply with extensive governmental regulation to which we are subject may delay or prevent approval of our product candidates and may subject us to penalties.

     The FDA and comparable agencies in foreign countries impose many requirements on the introduction of new drugs through lengthy and detailed clinical testing and data collection procedures, and other costly and time consuming compliance procedures. These requirements apply to every stage of the clinical trial process and make it difficult to estimate when any of our drug candidates will be available commercially, if at all. While we believe that we are currently in compliance with applicable FDA regulations, if we, our partners, or contract research organizations fail to comply with the regulations applicable to our clinical testing, the FDA may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, an institutional review board at our clinical trial sites, our third-party investigators, any comparable regulatory agency in another country, or we, may suspend clinical trials at any time if the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies or the data derived from the clinical tests may be unsuitable for submission to the FDA or other regulatory agencies.

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

     Legislative or regulatory reform of the healthcare system and pharmaceutical industry may hurt our ability to sell our products profitably or at all.

     In both the United States and certain foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory proposals to change the healthcare system and pharmaceutical industry in ways that could impact upon our ability to sell our products profitably. For example, sales of our products will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. As an example, the Medicare Prescription Drug and Improvement Act of 2003, the Medicare Act, was recently enacted. This legislation provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Also, the passage of the Medicare Modernization Act in 2003 reduces reimbursement for certain drugs used in the treatment of cancer. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues.

     It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit, or any other proposals, we may determine to change our current manner of operation which could harm our ability to operate our business efficiently. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any of our products we are developing. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may not be considered cost effective, or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments.

     In addition, new court decisions, FDA interpretations, and legislative changes have modified the rules governing eligibility for and the timing of 180-day market exclusivity periods, a period of marketing exclusivity that the FDA may grant to a abbreviated new drug application (ANDA) applicant who is the first to file a legal challenge to patents of branded drugs. It is difficult to predict the effects such changes may have on our business. Any changes in FDA regulations, procedures, or interpretations may make ANDA approvals of generic drugs more difficult or otherwise limit the benefits available to us through the granting of 180-day marketing exclusivity. If we are not able to exploit the 180-day exclusivity period for one of our generic product candidates for any reason, our product may not gain market share, which could materially adversely affect our results of operations.

     Additional government regulations, legislation, or policies may be enacted which could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government action that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our products and our business could suffer.

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

     Intellectual property litigation is increasingly common and increasingly expensive and may result in restrictions on our business and substantial costs, even if we prevail.

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

     We may be exposed to product liability claims from patients who participate in our clinical trials, or, if we are able to obtain FDA approval for one or more of our potential products, from consumers of our products. Although we currently carry product liability insurance in the amount of $25 million in the aggregate, it is possible that this coverage will be insufficient to protect us from future claims.

     Further, we may not be able to maintain our existing insurance or obtain or maintain additional insurance on acceptable terms for our clinical and commercial activities or that such additional insurance would be sufficient to cover any potential product liability claim or recall. Failure to maintain sufficient insurance coverage could have a material adverse effect on our business, prospects and results of operations if claims are made that exceed our coverage.

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

     As of August 12, 2004, there were approximately 14 million shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if exercised or converted, would obligate us to issue up to approximately 9 million additional shares of common stock. A substantial number of those shares, when we issue them upon conversion or exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

     We have historically financed our operations, and we expect to continue to finance a substantial portion of our operating cash requirements, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our other stockholders. These issuances would also cause our net income, if any, to decrease or our loss per share to decrease in future periods. As a result, the market price of our common stock could drop.

     The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.

     The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United

States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2003, the price of our common stock ranged between $1.66 and $10.37, and the daily trading volume was as high as 3,338,000 shares and as low as 1,300 shares. During 2004, the price of our common stock has ranged between $4.21 and $9.97, and the daily trading volume has been as high as 925,400 shares and as low as 39,300 shares.

     Provisions of our charter, bylaws and stockholder rights plan may make it more difficult for someone to acquire control of us or replace current management even if doing so would benefit our stockholders, which may lower the price an acquirer or investor would pay for our stock.

     Provisions of our Certificate of Incorporation, as amended, and Bylaws may make it more difficult for someone to acquire control of us or replace our current management. These provisions include:

•	the ability of our Board of Directors to amend our bylaws without stockholder approval;

•	the inability of stockholders to call special meetings;

•	the ability of members of the Board of Directors to fill vacancies on the Board of Directors;

•	the inability of stockholders to act by written consent, unless such consent is unanimous;

•	the establishment of advance notice requirements for nomination for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

          These provisions may make it more difficult for stockholders to take certain corporate actions and could delay, discourage or prevent someone from acquiring our business or replacing our current management, even if doing so would benefit our stockholders. These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.

          In December 2000, we adopted a Stockholder Rights Plan pursuant to which we distributed rights to purchase units of our Series B Junior Participating Preferred Stock. The rights become exercisable upon the earlier of ten days after a person or group of affiliated or associated persons has acquired 20% or more of the outstanding shares of our common stock or ten business days after a tender offer has commenced that would result in a person or group beneficially owning 20% or more of our outstanding common stock. These rights could delay or discourage someone from acquiring our business, even if doing so would benefit our stockholders. We currently have no stockholders who own 20% or more of the outstanding shares of our common stock.

     The use of hazardous materials in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials.

     Our research and development efforts involved and may involve the use of hazardous materials, including biological materials, chemicals and radioactive materials. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of these materials and some waste products. We believe that our safety procedures for the storage, use and disposal of these materials comply with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were to be an accident, we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use, and for pollution clean up and removal, however, future claims may exceed the amount of our coverage. Currently the costs of complying with federal, state and local regulations are not significant, and consist primarily of waste disposal expenses.

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

     Our investments as of June 30, 2004 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair value of these investments but do not affect the interest earnings. If a 10% change in interest rates were to have occurred on June 30, 2004, any decline in the fair value of our investments would not be material because they are short-term investments, generally with maturities of less than 30 days. In addition, we are exposed to certain market risks associated with corporations’ credit ratings of which we have purchased corporate bonds. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on such corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our corporate bond investments by purchasing a few bonds of many large, well known, companies in a variety of industries.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     During the quarter, we issued 461,318 shares of our common stock upon conversion of 108 shares of our Series D Preferred Stock at a conversion price of $2.35 per share; and 200,000 shares of our common stock upon conversion of 100 shares of our Series E Preferred Stock, at a conversion price of $5.00 per share. The shares of our common stock were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act.

     On April 21, 2004, we sold 3,220,005 shares of our common stock and warrants to purchase up to an aggregate of 1,127,005 shares of our common stock, at an exercise price of $10.00 for gross cash proceeds of approximately $24,955,000. The securities issued by the Company pursuant to this transaction have been issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The foregoing transactions did not involve any public offering; we made no solicitation in connection with the transaction, other than communications with the purchasers; we obtained representations from the purchasers regarding their investment intent, experience and sophistication; the investors either received or had access to adequate information about the Company in order to make an informed investment decision; and the Company reasonably believed that each of the investors was “sophisticated” within the meaning of Section 4(2) of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at our Annual Meeting of Stockholders held on July 9, 2004:

1.	The following persons were elected as directors to serve a one-year term expiring at the Annual Meeting of Stockholder to be held in 2005, or until their successors are elected or qualified:

	VOTES CAST
		Authority
	For	Withheld
Ann C. Kessler, Ph.D.	13,364,743	116,117

Armin M. Kessler	13,355,390	125,470

Anthony E. Maida III, MA, MBA	13,374,112	106,748

Dilip J. Mehta, Ph.D.	13,370,789	110,071

Paul H. Silverman, Ph.D., D.Sc.	13,369,916	110,944

Rajesh C. Shrotriya, MD	13,345,217	135,643

Julius A. Vida, Ph.D.	13,372,553	108,307

2.	Proposal to approve the 2003 Amended and Restated Incentive Award Plan:

	Votes Cast
				Broker Non-
	For	Against	Abstain	Votes
Number of Shares	7,006,306	1,015,958	71,191	5,387,405

ITEM 5. Other Information (not previously reported in a Form 8-K)

     On August 12, 2004, we entered into a license agreement with Zentaris GmbH, whereby we acquired an exclusive license to develop and commercialize in North America (including Canada and Mexico) and India, D-63153, a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist. Zentaris retains exclusive development and commercialization rights to the rest of world, but will share with us upfront and milestone payments, royalties or profits from potential sales, if any, in Japan.

     We paid Zentaris an upfront payment of approximately $1.2 million in cash and 251,896 shares of restricted common stock (restricted until December 31, 2005), and will be obligated to make future payments contingent upon the successful achievement of certain development and regulatory milestones. In addition we will pay royalties on potential net sales, if any, after marketing approval is obtained from regulatory authorities.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3.1+	Form of Amended and Restated Bylaws of the Registrant

4.1	Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.2	Form of Warrant, dated as of April 21, 2004. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.3	Warrant issued by the Registrant to a consultant, dated as of April 21, 2004 (Filed as Exhibit 4.4 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.1+	Form of Indemnity Agreement of the Registrant

10.2+	Settlement Agreement and General Release By and Among NeoGene Technologies, Inc., the Registrant and The Regents of the University of California Dated as of March 26, 2004

10.3	Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated by reference.)

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith

(b) Reports on Form 8-K filed during the quarter.

1.	We filed a Report on Form 8-K on April 21, 2004 to report our agreement to enter into a private placement transaction.

2.	We filed a Report on Form 8-K on April 23, 2004 to report the completion of the previously reported private placement transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: August 16, 2004	By:	/s/Shyam K. Kumaria

Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1+	Form of Amended and Restated Bylaws of the Registrant

4.1	Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.2	Form of Warrant, dated as of April 21, 2004. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.3	Warrant issued by the Registrant to a consultant, dated as of April 21, 2004 (Filed as Exhibit 4.4 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.1+	Form of Indemnity Agreement of the Registrant

10.2+	Settlement Agreement and General Release By and Among NeoGene Technologies, Inc., the Registrant and The Regents of the University of California Dated as of March 26, 2004

10.3	Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated by reference.)

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith