Form 10-Q
period 2004-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2004-11-15
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at November 5, 2004
Common Stock, $.001 par value	14,489,714

SPECTRUM PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Statement Regarding Financial Information

     The condensed consolidated financial statements of Spectrum Pharmaceuticals, Inc. included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading.

     We recommend that you read the condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2004	2003
	(In Thousands, Except Share and Per Share Data)
Assets
Current Assets:
Cash and cash equivalents	$42,255	$24,581
Marketable securities and short-term investments	—	1,770
Other current assets	146	413

Total current assets	42,401	26,764
Property and equipment, net	620	560
Other Assets — deposits	90	65

Total assets	$43,111	$27,389

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,409	$1,925
Accrued offering costs	1,075	—
Accrued payroll and related taxes	191	1,038
Current portion of capitalized lease obligations	—	145

Total current liabilities	2,675	3,108
Commitments and Contingencies (Note 4)
Minority Interest	20	—
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding
Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, liquidation value $1,884, issued and outstanding 157 and 265 shares at September 30, 2004 and December 31, 2003, respectively	747	1,261
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, liquidation value $4,632, issued and outstanding, 386 and 1,315 shares at September 30, 2004 and December 31, 2003, respectively	2,381	8,110
Common stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 14,274,524 and 8,097,927 shares at September 30, 2004 and December 31, 2003, respectively	14	8
Additional paid-in capital	199,702	168,590
Deferred stock-based compensation	(117)	(192)
Accumulated other comprehensive income	—	6
Accumulated deficit	(162,311)	(153,502)

Total stockholders’ equity	40,416	24,281

Total liabilities and stockholders’ equity	$43,111	$27,389

The accompanying notes are an integral part of these
condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(In Thousands, Except Share and Per Share Data)
Revenues	$—	$1,000	$73	$1,000

Operating expenses:
Research and development	2,372	926	4,546	2,409
General and administrative	1,168	1,067	3,785	2,911
Stock-based charges	707	1,568	865	1,582
Restructuring expenses	—	163	—	163

Total operating expenses	4,247	3,724	9,196	7,065

Loss from operations	(4,247)	(2,724)	(9,123)	(6,065)
Interest income, net	178	4	314	2

Net loss	$(4,069)	$(2,720)	$(8,809)	$(6,063)

Basic and diluted net loss per share	$(0.29)	$(2.27)	$(0.74)	$(4.40)

Basic and diluted weighted average common shares outstanding	14,063,355	3,975,271	12,052,017	3,337,703

Supplemental Information
Stock-based charges — Components:
Research and development	$635	$645	$640	$649
General and administrative	$72	$923	225	933

Total stock based charges	$707	$1,568	$865	$1,582

The accompanying notes are an integral part of these
condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	September 30, 2004	September 30, 2003
	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net loss	$(8,809)	$(6,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145	190
Amortization of deferred stock-based compensation	231	33
Intrinsic value of stock-based compensation to employees and consultants		1,825
Fair value of common stock issued in connection with drug license	634
(Gain) Loss on sale of assets	(6)	4
Changes in operating assets and liabilities:
Decrease (increase) in other current assets	167	(1,636)
(Increase) decrease in other assets	(25)	15
Increase (decrease) in accounts payable and accrued expenses	(516)	370
Decrease in accrued payroll and related taxes	(847)	(202)
Decrease in other non-current liabilities	—	(102)

Net cash used in operating activities	(9,026)	(5,566)

Cash Flows From Investing Activities:
Purchases of property and equipment	(105)	—
Redemptions of marketable securities and short-term investments	1,770	50
Decrease in equipment held for sale		519

Net cash provided by investing activities	1,665	569

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses paid during the period	24,085	3,643
Proceeds from issuance of preferred stock and warrants, net of related offering costs and expenses		23,366
Increase in accrued offering costs	1,075	1,671
Payments made on capital lease obligations	(145)	(264)
Cash dividends paid on preferred stock		(37)
Minority investment in subsidiary	20
Repurchase of common stock of a subsidiary		(1)

Net cash provided by financing activities	25,035	28,378

Net increase in cash and cash equivalents	17,674	23,381
Cash and cash equivalents, beginning of period	24,581	1,512

Cash and cash equivalents, end of period	$42,255	$24,893

Supplemental Cash Flow Information:
Interest paid	$3	$15

Income taxes paid	$1	$4

Schedule of Non-Cash Investing and Financing Activities:
Reclass to Fixed Assets of equipment previously held for sale	$100	$—

Fair value of common stock issued in connection with drug license	$634	$—

Fair value of warrants issued to consultants for services	$157	$—

Fair value of warrants issued to placement agent	$542	$—

Preferred stock dividends paid with common stock	$130	$141

The accompanying notes are an integral part of these
condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2004
(Unaudited)

1. Business, Basis of Presentation and Liquidity

     Business

     Spectrum Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing proprietary and generic drug products for various indications. Our current proprietary drug products, those with respect to which we have patent rights, either directly or through licenses, are primarily focused on the treatment of cancer and related disorders. Our generic drug products are versions of marketed drugs for which patent protection has expired.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain amounts have been reclassified to conform to the current period presentation.

2. Summary of significant accounting policies and estimates

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of September 30, 2004, we had three subsidiaries: Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; NeoGene Technologies, Inc. (NeoGene), 88.4% owned, incorporated in California in October 1999; and NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002. We have eliminated all significant intercompany accounts and transactions.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates.

     Revenue Recognition

     License fees representing non-refundable payments received upon the execution of license agreements are recognized as revenue upon execution of the license agreements where we have no significant future performance obligations and collectibility of the fees is assured. Milestone payments, which are generally based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectibility is assured, and we have no significant future performance obligations in connection with the milestones. In those instances where we have collected fees or milestone payments but have ongoing future obligations related to the development of the drug product, revenue recognition is deferred and amortized ratably over the period of our future obligations.

     Research and Development

     Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. We expense all research and development activity costs in the period incurred.

    Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid short-term investments, including market auction debt securities, with maturities of 90 days or less, and which are readily convertible into cash at par value, which approximates cost.

     Basic and Diluted Net Loss Per Share

     We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding and the net loss, less preferred stock dividends. We exclude all antidilutive common stock equivalents from the basic and diluted net loss per share calculation. Dilutive common stock equivalents would include the common stock issuable upon conversion of Preferred Stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. Potentially dilutive common stock equivalents as of September 30, 2004 and 2003, amounted to approximately 10.6 million and 13.8 million, respectively.

     Preferred stock dividends increase the amount of loss in the calculation of basic and dilutive loss per share. During the nine-month period ended September 30, 2003, we issued Series D 8% cumulative voting preferred stock together with warrants. After an evaluation of the effective conversion price based on the allocation of proceeds using the relative fair values of the Series D preferred stock and warrants, we determined that the Series D preferred stock had a beneficial conversion feature. The amount of beneficial conversion feature is considered a deemed dividend to the Series D preferred stockholders and is used in the calculation of earnings per share. The following data show the amounts used in computing basic loss per share for the three-month and nine-month periods ended September 30, 2004 and 2003.

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(In Thousands, Except Share and Per Share Data)
Net loss	$(4,069)	$(2,720)	$(8,809)	$(6,063)
Less:
Deemed dividend related to beneficial conversion feature on preferred stock		(6,200)		(8,447)
Preferred dividends paid in cash or stock	(32)	(109)	(130)	(178)

Income available to common stockholders used in computing basic earnings per share	$(4,101)	$(9,029)	$(8,939)	$(14,688)

Weighted average shares outstanding	14,063,355	3,975,271	12,052,017	3,337,703

Basic and diluted net loss per share	$(0.29)	$(2.27)	$(0.74)	$(4.40)

     Accounting for Stock-Based Employee Compensation

     We account for stock options under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants, and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation, for the three-month and nine-month periods ended September 30, 2004 and 2003.

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Amounts in thousands Except Share and per share data)
Net loss, as reported	$(4,069)	$(2,720)	$(8,809)	$(6,063)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,271)	(1,886)	(2,137)	(2,343)

Pro forma net loss	$(5,340)	$(4,606)	$(10,946)	$(8,406)

Loss per share:
Basic and diluted — as reported	$(0.29)	$(2.27)	$(0.74)	$(4.40)

Basic and diluted — pro forma	$(0.38)	$(2.75)	$(0.92)	$(5.10)

     Income Taxes

     We did not provide any current or deferred federal or state income tax provision or benefit for the period presented because we have experienced operating losses since our inception. A valuation allowance has been recognized to fully offset the net deferred tax assets as of September 30, 2004 and December 31, 2003 as realization of such assets is uncertain.

     Comprehensive Loss

     The net loss reflected on our Statements of Operations substantially represents the total comprehensive loss for the periods presented.

3. Products under development

     Our business strategy has two principal components: first, what we refer to as our oncology strategy, to acquire rights to clinical-stage oncology drug candidates and either alone, or through alliances with other companies, develop and eventually commercialize those drugs; and second, what we refer to as our generic drug strategy, to seek to generate revenues from the sale of generic versions of drugs after the innovator’s patent protection expires.

     Our products under development are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2003. The following represents an update for developments in the quarter ended September 30, 2004.

•	On August 12, 2004, we entered into a license agreement with Zentaris GmbH, whereby we acquired an exclusive license to develop and commercialize in North America (including Canada and Mexico) and India, SPI-153, (formerly D-63153), a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist. Zentaris retains exclusive development and commercialization rights to the rest of world, but will share equally with us upfront and milestone payments, and royalties or profits from potential sales, if any, in Japan. We paid Zentaris an upfront fee and will be obligated to make future payments contingent upon the successful achievement of certain development and regulatory milestones.

•	Our ciprofloxacin ANDA was approved by the FDA on September 10, 2004. Lannett Company, Inc., our marketing partner, began marketing ciprofloxacin, our first generic drug, in the fourth quarter of 2004.

4. Commitments and Contingencies

     Facility and Equipment Leases

     As of September 30, 2004, we were obligated under a facility lease and equipment leases. Minimum lease requirements for each of the next five years and thereafter under the leases are as follows:

Amounts In
Year ending December 31:	Thousands
2004 (remaining three months of the year)	$57
2005	368
2006	440
2007	457
2008	478
2009	237

$2,037

     Licensing Agreements

     Each of our oncology drug product candidates is being developed pursuant to license agreements, which provide us with exclusive territorial rights to, among other things, develop, sublicense, and sell the drug product candidates. We are required to use our best efforts to develop the drug product candidates, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach certain development and regulatory milestones. In addition, we are obligated to pay royalties on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.

     The potential contingent milestone obligations, aggregating approximately $25 million under all our licensing agreements, are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of Phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and the approvals from those regulatory agencies.

     Given the unpredictability of the drug development process, it is not possible to predict the probability of achieving successful results from the currently on-going clinical trials. We are, therefore, unable to predict the likelihood of any of the milestones occurring in the foreseeable future and, accordingly, the milestone payments represent contingent obligations, which will be recorded as expense when the milestone occurs.

     If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to one of our drug product candidates, satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.

     Employment Agreements

     We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya and Dr. Lenaz, expiring December 31, 2005 and July 1, 2005, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements provide for, among other things, guaranteed severance payments equal to up to twice the officer’s then current annual base salary upon the termination of employment without cause or upon a change in control under certain circumstances.

     Litigation

     We are not aware of any litigation matters pending or threatened as of September 30, 2004 that will materially affect our condensed consolidated financial statements. We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. Our policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by Statement No. 5, “Accounting for Contingencies”.

5. Stockholders’ Equity

     Common Stock

     On April 21, 2004, we sold 3,220,005 shares of our common stock at a purchase price of $7.75 per share and five-year warrants to purchase up to a total of 1,127,005 shares of our common stock at an exercise price of $10.00 per share, for net cash proceeds of approximately $22,035,000, after offering costs of approximately $2,920,000, which includes cash commissions to placement agents, the fair value of placement agent warrants to purchase up to a total of 100,000 shares of our common stock at an exercise price of $10.00 per share, and the printing and legal costs of the offering. The fair value of the placement agent warrants, $542,000 charged to the costs of the offering was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97.8%; risk free interest rate of 3.6%; and an expected life of five years.

     On August 12, 2004, in connection with the license agreement with Zentaris GmbH, we issued 251,896 shares of common stock, restricted from resale until December 31, 2005, as partial payment for the upfront license fee. The fair value of the common stock, $634,000, was charged in the Statement of Operations for the quarter ended September 30, 2004 as a research and development component of stock-based charges. The fair value was based on the quoted price of our common stock on the date of the transaction, less a discount for the restrictions on the marketability of the stock, which discount was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97.8%; risk free interest rate of 1.4%; and a 17 month period of restriction.

     Preferred Stock

     During the nine-month period ended September 30, 2004, 108 shares of our Series D Preferred Stock and 929 shares of our Series E Preferred stock were converted into 2,319,318 shares of our common stock.

     Deferred Stock-Based Compensation

     During the nine-month period ended September 30, 2004, we granted 1,128,500 stock options to employees and a consultant at exercise prices equal to or greater than the quoted price of our common stock on the grant date. The fair value of the stock option to the consultant, estimated at $157,000, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97.8%; risk free interest rate of 3.1%; and an expected life of five years, was recorded as deferred compensation, and is being amortized to expense over the vesting period of the option.

     During the three-month periods ended September 30, 2004 and 2003, amortization of deferred stock-based compensation amounted to $74,000 and $19,000, respectively; and during the nine-month periods ended September 30, 2004 and 2003, such amortization amounted to $231,000 and $33,000, respectively.

     Warrants Activity

     We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction, or in connection with services rendered by placement agents and outside consultants. Our outstanding warrants expire at varying dates through April 2009. Below is a summary of warrant activity during the nine-month period ended September 30, 2004:

	Common Stock	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2003	5,918,926	$10.10
Granted	1,252,005	$10.03
Exercised	(304,229)	$5.29
Forfeited	(80,941)	$54.46

Outstanding at September 30, 2004	6,785,761	$9.77

Exercisable at September 30, 2004	5,533,756	$9.71

All of the warrants granted during the nine-month period ended September 30, 2004 related to the April 2004 common stock financing. Proceeds of approximately $1.38 million were received by the company in connection with the issuance of 304,229 shares of common stock upon exercise of warrants during the same period.

Stock Option Activity

     Below is a summary of stock option activity during the nine-month period ended September 30, 2004:

	Common Stock	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2003	1,401,694	$10.83
Granted	1,128,500	$6.16
Exercised	(56,320)	$2.22
Forfeited	(26,442)	$115.75

Outstanding at September 30, 2004	2,447,432	$7.74

Exercisable at September 30, 2004	1,363,226	$8.41

     On July 9, 2004, our stockholders approved our 2003 Amended and Restated Incentive Award Plan, which plan authorizes the grant, in conjunction with all of our other plans, of incentive awards, including stock options, for the purchase of up to a total of 30% of our issued and outstanding stock at the time of grant.

     We apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees and directors, and do not recognize compensation expense when the exercise price of the options equals the fair market value of the underlying shares at the date of grant. All of the options granted during the nine-month period ended September 30, 2004 have been made at fair market values on the dates authorized by the Board of Directors, or the Compensation Committee.

     As of September 30, 2004, approximately 1,969,000 incentive awards were available for grant under the 2003 Plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain words, not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including “Risk Factors”. These factors include, but are not limited to:

•	our ability to successfully develop, obtain regulatory approvals for and market our products;

•	our ability to generate and maintain sufficient cash resources to increase investment in our business;

•	our ability to identify new product candidates;

•	the timing or results of pending or future clinical trials;

•	actions by the FDA and other regulatory agencies;

•	demand and market acceptance for our approved products; and

•	the effect of changing economic conditions.

     You should read the following discussion of the financial condition and results of our operations in conjunction with the condensed financial statements and the notes to those financial statements included in Item 1 of Part 1 of this report.

Overview

     Spectrum Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing proprietary and generic drug products for various indications. Our current proprietary drug products, those with respect to which we have patent rights, either directly or through licenses, are primarily focused on the treatment of cancer and related disorders. Our generic drug products are versions of marketed drugs for which patent protection has expired.

     New drug development is an inherently uncertain, lengthy and expensive process. We focus our research and development efforts on clinical stage drug candidates, for which the primary expenses relate to the conduct of clinical trials necessary to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, that the products are both safe and effective in their respective indications and that they can be produced in a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. While generic drug development is also subject to approval by regulatory authorities, the costs and timelines of development completion and commercialization are significantly shorter, and compared to new drug development, relatively less uncertain and less expensive.

     Our business strategy, which currently has a primary focus on conducting development research on clinical stage products, is designed to address certain risks of new drug development by shortening the timeline to marketability, and reducing the risk of failure, which is higher with pre-clinical stage products. Currently, each of our oncology drug candidates relates to life threatening diseases and we believe each is novel in its treatment or indication, therefore, we hope expedited regulatory approval will be appropriate. We also view the potential for generic drug marketing and sales in the United States, with the assistance of low-cost, high quality manufacturers, as a revenue opportunity that could help defray our operating expenses and potentially some of the costs of our new drug development activities. In addition, we have available for out-license for development certain of our neurology drug compounds that include: SPI-034 for dementia, SPI-339 for attention deficit disorders, SPI-356 for psychosis, schizophrenia and other mood disorders. We also have Neotrofin™ that may be reviewed for neurodegenerative diseases.

Business Outlook

     Our primary business focus for the remainder of 2004, and beyond, will be to continue to assemble and develop a portfolio of marketable drug products: primarily oncology drugs and generic drugs with near-term revenue potential.

     As of November 5, 2004, we had four oncology product candidates under development: satraplatin, EOquin™, elsamitrucin, and SPI-153. We are currently evaluating or developing our oncology drug candidates for the treatment of hormone refractory prostate cancer, superficial bladder cancer, radiation sensitization as it relates to radiation treatment for cancer, refractory non-Hodgkin’s lymphoma, and for hormone-dependent cancers as well as benign, proliferative disorders (such as benign prostatic hypertrophy and endometriosis). Our products under development are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2003. The following represents an update for developments in 2004.

•	While we participate in development committee meetings, the costs of conducting satraplatin clinical trials, currently in Phase 3, are being borne entirely by our co-development partner GPC Biotech.

•	We are funding the Phase 2 clinical trials of Eoquin, elsamitrucin and any clinical trials commenced for SPI-153.

•	On August 12, 2004, we entered into a license agreement with Zentaris GmbH, whereby we acquired an exclusive license to develop and commercialize in North America (including Canada and Mexico) and India, SPI-153, (formerly D-63153), a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist. Possible initial indications for SPI-153 are hormone-dependent prostate cancer, as well as benign proliferative disorders (such as benign prostatic hypertrophy -BPH- and endometriosis). Zentaris retains exclusive development and commercialization rights to the rest of world, but will share equally with us upfront and milestone payments, and royalties or profits from potential sales, if any, in Japan. We paid Zentaris an upfront fee and will be obligated to make future payments contingent upon the successful achievement of certain development and regulatory milestones.

     As of November 5, 2004, we had six generic drug product candidates for which we have filed abbreviated new drug applications, or ANDAs, with the FDA: ciprofloxacin and fluconazole in tablet form; injectable carboplatin and one additional injectable product; and two ophthalmic products.

•	Our ciprofloxacin ANDA was approved by the FDA on September 10, 2004. Lannett Company, Inc., our marketing partner, began marketing ciprofloxacin, our first generic drug, in the fourth quarter of 2004.

•	We also expect to receive approval by the FDA of our ANDAs for carboplatin and fluconazole in the first half of 2005.

•	Based on the guidelines available to us, and our experience with the FDA approval process, we may not receive approval for our ANDAs filed in 2004 before the first quarter of 2006, if at all.

•	Our goal is to continue to pursue additional ANDA filings, including several injectable products, and to have 15-20 generic drugs FDA approved and marketed in the U.S. before 2009. In this regard we are evaluating several drug candidates for feasibility. The evaluation of feasibility includes many factors, including, but not limited to, evaluation of market potential, competition, potential patent extensions, and availability of active pharmaceutical ingredients and manufacturing capacity.

Financial Condition

     Liquidity and Capital Resources

     Our current business does not generate cash from operations. Our cumulative losses, since inception in 1987, through September 30, 2004, have exceeded $160 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech AG and any profits from the sale of generic products.

     We believe that the approximately $42-million in cash and cash equivalents that we had on hand as of September 30, 2004, will allow us to fund our current planned operations for at least the next twelve months. While anticipated profits from the sale of generic drugs, if we are successful in generating revenues from generics, may help defray some of the expenses of operating our business, we believe that in order to prepare the company for future drug product acquisition and development, and to capitalize on growth opportunities within both our oncology and generic strategies, we will, for the foreseeable future, need to continue to raise funds through public or private financings. Our operations have historically been financed by the issuance of capital stock because it is generally difficult to fund pharmaceutical research and development via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of research and the timing of those results.

     As described elsewhere in this report, including the Risk Factors section, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through the clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing and ultimate aggregate cost of developing each of our drug product candidates, and are similarly unable to reasonably estimate when, if ever, we will realize material net cash inflows from our proprietary drug product candidates. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations for at least the next twelve months may prove too optimistic and our assessment of expenditures may prove inadequate.

     Over the past two years, since the inception of our current business strategy in September 2002, our expenditures for research and development and general and administrative expenses have been largely incurred on non-product-specific (indirect) costs such as personnel, occupancy and other fixed costs representing approximately 80% of total expenditures. We anticipate that over the next twelve months, such indirect costs will range between approximately $7 million and $8 million. In addition, we incur product-specific development costs such as upfront license fees, milestone payments, API, clinical trials, patent search legal costs, and product liability insurance, among others. The following describes our assessment of product specific development costs for each significant proprietary product, and generics as a group, currently under development. As we mentioned above, these costs are subject to uncertainties inherent in new drug development. In addition, the expenses are not necessarily cumulative. We may reduce the amount we spend on one product to shift our cash resources to another product. While we do not receive any funding from third parties for research and development we conduct, our estimated costs could be mitigated should we enter into co-development agreements for any of our drug product candidates.

•	Satraplatin: The costs of conducting clinical trials are being borne entirely by our co-development partner GPC Biotech. While we have licensed the development of satraplatin to GPC Biotech, we are not obligated to reimburse GPC Biotech for development costs they incur or to refund any license or milestone payments we receive.

•	EOquin: Through September 30, 2004, we have spent approximately $850,000 on the development of EOquin, including approximately $360,000 during the nine-month period ended September 30, 2004. Estimated expenditures for the next twelve to eighteen months are subject to considerable uncertainty, and are largely dependent on the analysis of Phase 2 clinical trial data that is expected to be available in the first half of 2005. In the event that the final Phase 2 data confirms the preliminary data, and we commence a Phase 3 clinical trial, we may incur development costs ranging from $1 million up to a maximum of $6 million over the next twelve to eighteen months.

•	Elsamitrucin: Through September 30, 2004, we have spent approximately $650,000 on the development of Elsamitrucin, including approximately $300,000 during the nine-month period ended September 30, 2004. Estimated expenditures for the next twelve to eighteen months are subject to considerable uncertainty, and are largely dependent on the completion of enrollment in the Phase 2 clinical trial and positive results. We anticipate that over the next twelve to eighteen months we may incur development costs ranging from $1 million up to a maximum of $3 million.

•	SPI-153: Through September 30, 2004, we have spent approximately $1.2 million in cash on the acquisition of SPI-153. Because we acquired rights to this compound very recently, estimated expenditures for the next twelve to eighteen months are subject to considerable uncertainty. Depending on the indications we develop the product for, we may incur development costs ranging from $2 million up to a maximum of $5 million over the next twelve to eighteen months. However, in the event that clinical data is not encouraging we have the option to terminate further development and related costs at any time.

•	In addition to the foregoing drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in licensing additional products, our research and development expenditures would increase.

•	While we are contingently obligated to make milestone payments, aggregating approximately $25 million under our licensing agreements for our oncology drug candidates, given the unpredictability of the results to be derived from those trials, we believe that it is unlikely that any material cash milestone payment obligation will be triggered in at least the next 12 months. Further, if we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to one of our drug product candidates, satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.

•	Generic drugs: Through September 30, 2004, we have spent approximately $1.2 million on the development of generic drugs, including costs for products that we anticipate filing ANDAs for in the future. Over the next twelve to eighteen months we expect to incur development costs ranging from $1.5 million up to a maximum of $3.0 million. We do not receive any funding from third parties for research and development we conduct for generic products, nor do we pay our generic alliance partners for any research and development they incur in the development of ANDAs for regulatory approval. Although marketing of ciprofloxacin, our first generic drug, commenced in the fourth quarter of 2004, and although we also expect to receive approval by the FDA of our ANDAs for carboplatin and fluconazole in the first half of 2005, given the competition we are unable at this time to reasonably estimate potential revenues or profits over the next 12 months.

    Net Cash used in Operating Activities

     During the nine-month period ended September 30, 2004, the net cash used in operations was approximately $9.0 million, compared to approximately $8.3 million in aggregate research and development and general and administrative expenses incurred during this period. The difference of $0.7 million is mainly attributable to payment in 2004 of payroll and related taxes accrued at December 31, 2003.

    Net Cash provided by Financing Activities

     Net cash provided by financing activities of approximately $25.0 million for the nine-month period ended September 30, 2004, was comprised of approximately $22.5 million from the issuance in April 2004 of approximately 3.2 million shares of common stock and warrants to purchase approximately 1.1 million shares of common stock, plus $1.5 million from the exercise of options and warrants for approximately 360,000 shares of our common stock. Offsetting these cash inflows was a $145,000 payment of our capital lease obligations during the quarter. Approximately $1.1 million of estimated offering costs were accrued as of September 30, 2004 in connection with placement agent fees, which were paid in October 2004 upon the consummation of a settlement agreement with the placement agent.

Results of Operations

   Results of Operations for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003

     For the three-months ended September 30, 2004, we incurred a net loss of approximately $4.1 million compared to a net loss of approximately $2.7 million in the three-months ended September 30, 2003. The increase of $1.4 million in the net loss was primarily due to a decrease of $1 million in revenues and an increase in expenses due to the difference between an up-front license fee payment in 2004 of approximately $1.8 million in cash and shares of our common stock for the acquisition of an anticancer drug candidate (SPI-153) compared to a charge in 2003 of $1.5 million related to the intrinsic value of stock options granted, which charge arose due to timing delays in awarding stock options to employees as a result of the company having to comply with state securities laws during a period where our stock price rose rapidly.

     We had $1 million of revenues during the three-months ended September 30, 2003 and no revenues in the comparable period in 2004. The revenue in 2003 was derived from the second licensing fee of $1 million under the co-development and licensing agreement with GPC Biotech AG, which became due in September 2003 upon dosing of the first patient in a registrational study of satraplatin. Future revenues from GPC are dependent upon the occurrence of milestones specified in the agreement. No milestone event has occurred during 2004.

     Research and development expenses increased by approximately $1,446,000, from $926,000 in the three months ended September 30, 2003 to $2,372,000 in the three months ended September 30, 2004, primarily due to a cash payment of $1,227,000 for the up-front licensing fee for SPI-153; and a $220,000 increase in drug product expense as a result of increased clinical trials activity and the investigation and development of generic products. Other notable increases in expenses over the comparative reporting period in 2003 were personnel costs and insurance, which were offset by a reduction in rent expense due to the termination of a lease on a research facility.

     General and administrative expenses increased by approximately $101,000, from $1,067,000 in the three months ended September 30, 2003 to $1,168,000 in the three months ended September 30, 2004, primarily due to:

•	Personnel costs increased by approximately $240,000, due to additional personnel hired in the past twelve months to enable the company to implement its planned growth.

•	Insurance costs increased by approximately $70,000 due to higher insurance premiums and increases in coverages consistent with our increased scope of activities.

•	Partially offsetting the foregoing increased costs were reductions in legal and professional fees and SEC reporting and compliance costs, rent and other expenses.

     Stock-based charges decreased by approximately $861,000, from $1,568,000 in the three months ended September 30, 2003 to $707,000 in the three months ended September 30, 2004.

•	The 2003 charge arose due to timing delays in awarding stock options to employees as a result of the company having to comply with state securities laws during a period where our stock price rose rapidly.

•	The 2004 charge primarily arose from recording the estimated fair value of 251,896 shares of restricted common stock issued to Zentaris GMBH in connection with the in-licensing of SPI-153.

     Interest income, net for the three-month period ended September 30, 2004 compared to the same period in 2003 increased by approximately $174,000 primarily due to interest income earned on significantly higher average cash and cash equivalents balances during the most recent period.

     Results of Operations for the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003

     For the nine-month period ended September 30, 2004, we incurred a net loss of approximately $8.8 million compared to a net loss of approximately $6.1 million in the comparable period of 2003. The increase of $2.7 million was primarily due to a decrease of $1 million in revenues, increases in research and development and general and administrative expenses described below, and an increase in expenses due to the difference between an up-front license fee payment in 2004 of approximately $1.8 million in cash and shares of our common stock for the acquisition of an anticancer drug candidate (SPI-153) compared to a charge in 2003 of $1.5 million related to the intrinsic value of stock options granted, which charge arose due to timing delays in awarding stock options to employees as a result of the company having to comply with state securities laws during a period where our stock price rose rapidly.

     We had $73,000 of revenues during the nine-months ended September 30, 2004 and $1.0 million revenues in the comparable period of 2003. The revenue in 2003 was derived from the second licensing fee of $1 million under the co-development and licensing agreement with GPC Biotech AG, which became due in September 2003 upon dosing of the first patient in a registrational study. Future revenues from GPC are dependent upon the occurrence of milestones specified in the agreement. No milestone event has occurred during 2004. The revenue in 2004 represents amounts received from GPC Biotech under our license agreement representing commissions on drug products used by GPC Biotech in clinical trials. In connection with these revenues, we had no performance obligations or incurred costs. The timing and amount of similar revenues in the future is neither predictable nor assured.

     Research and development expenses increased by approximately $2,137,000, from $2,409,000 in the nine months ended September 30, 2003 to $4,546,000 in the nine months ended September 30, 2004, primarily due to a cash payment of $1,227,000 for the up-front licensing fee for SPI-153; and a $710,000 increase in drug product expense as a result of increased clinical trials activity and the investigation and development of generic products. Other notable increases in expenses over the comparative reporting period in 2003, were personnel costs, patent-related legal expenses, insurance and other costs, which were substantially offset by a reduction in rent expense due to the termination of a lease on a research facility.

     General and administrative expenses increased by approximately $874,000, from $2,911,000 in the nine months ended September 30, 2003 to $3,785,000 in the nine months ended September 30, 2004, primarily due to:

•	Personnel costs increased by approximately $520,000, due to additional personnel hired in the past twelve months to enable the company to implement its planned growth.

•	Legal and professional fees (excluding financing related fees charged against the proceeds of the financing) and SEC reporting and compliance costs increased by approximately $320,000 in 2004 due primarily to the changes in our organization, compliance with new NASDAQ, SEC and Sarbanes-Oxley Act of 2002 rules and regulations, and evaluation of business alliances and opportunities in conjunction with our generic drug strategy.

•	Insurance costs increased by approximately $180,000 in 2004 due to higher insurance premiums and increases in coverages consistent with our increased scope of activities.

•	Partially offsetting the foregoing increased costs were reductions in rent expense primarily as a result of a more favorable facility lease effective July 1, 2004.

     Stock-based charges decreased by approximately $717,000, from $1,582,000 in the nine months ended September 30, 2003 to $865,000 in the nine months ended September 30, 2004.

•	The 2003 charge arose due to timing delays in awarding stock options to employees as a result of the company having to comply with state securities laws during a period where our stock price rose rapidly.

•	$634,000 of the 2004 charge arose from recording the estimated fair value of 251,896 shares of restricted common stock issued to Zentaris GMBH in connection with the in-licensing of SPI-153.

•	In addition, amortization of deferred stock-based compensation expense increased in 2004 by approximately $198,000, from $27,000 in the nine months ended September 30, 2003 to $225,000 in the nine months ended September 30, 2004.

     Interest income, net for the nine-month period ended September 30, 2004 compared to the same period in 2003 increased by approximately $312,000 primarily due to interest income earned on significantly higher average cash and cash equivalents balances during the most recent period.

Contractual and Commercial Obligations

     The following table summarizes our contractual and other commitments, including obligations under a facility lease and equipment leases, as of September 30, 2004:

Payment Due by Period

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual and Commercial Obligations (1)
Capital Lease Obligations (2)	$—
Operating Lease Obligations (3)	$2,038	$315	$891	$832	$—
Purchase Obligations (4)	$1,334	$1,188	$146	$—	$—
Contingent Milestone Obligations (5)	$24,600	$200	$4,000	$6,900	$13,500

Total	$27,972	$1,703	$5,037	$7,732	$13,500

     (1) The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Employment Agreements”.

     (2) As of September 30, 2004, we had no capital lease obligations.

     (3) The operating lease obligations are substantially related to the facility lease for our corporate office, which extends through June 2009.

     (4) Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services which have not been delivered, or rendered, as of September 30, 2004.

     (5) Milestone Obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential milestone obligations, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, it is highly likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

     Licensing Agreements

     Each of our oncology drug product candidates is being developed pursuant to license agreements, which provide us with exclusive territorial rights to, among other things, develop, sublicense, and sell the drug product candidates. We are required to use our best efforts to develop the drug product candidates, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach certain development and regulatory milestones. In addition, we are obligated to pay royalties on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.

     The potential contingent milestone obligations, aggregating approximately $25 million under all our licensing agreements, are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of Phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and the approvals from those regulatory agencies.

     Given the unpredictability of the drug development process, it is not possible to predict the probability of achieving successful results from the currently on-going clinical trials. We are, therefore, unable to predict the likelihood of any of the milestones occurring in the foreseeable future and, accordingly, the milestone payments represent contingent obligations, which will be recorded as expense when the milestone occurs.

     If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to one of our drug product candidates, satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.

     Employment Agreements

     We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya and Dr. Lenaz, expiring December 31, 2005 and July 1, 2005, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

     Each officer’s employment may be terminated by us with or without cause as defined in the agreement. The agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns or if the officer decides to terminate his employment due to a disposition of a significant amount of assets or business units. The guaranteed severance payment includes a payment equal to twice the officer’s then current annual base salary. In addition, all options held by the officer shall immediately vest and will be exercisable for one year from the date of termination; provided, however, if the Board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the Board are not being met, in the Board’s judgment, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for approximately thirteen (13) months after the date of termination. The agreements also provide that, upon his retirement, all options held by the officer will become fully vested.

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

     Revenue Recognition

     License fees representing non-refundable payments received upon the execution of license agreements are recognized as revenue upon execution of the license agreements where we have no significant future performance obligations and collectibility of the fees is assured. Milestone payments, which are generally based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectibility is assured, and we have no significant future performance obligations in connection with the milestones. In those instances where we have collected fees or milestone payments but have ongoing future obligations related to the development of the drug product, revenue recognition is deferred and amortized ratably over the period of our future obligations.

     Research and Development

     Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. We expense all research and development activity costs in the period incurred.

     Accounting for Stock-Based Employee Compensation

     We account for all of our stock based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, we recognize non-employee stock based compensation or payments using a fair market value methodology promulgated by SFAS 123, which standard also permits continued use of accounting for employee stock-based compensation using the intrinsic value methodology of accounting promulgated by Accounting Principles Board (or APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method, stock-based compensation is measured as the excess, if any, of the quoted market price of our common stock at the measurement date over the exercise price. We recognize employee stock-based compensation using the intrinsic value methodology promulgated by APB 25. See Note 2 to the accompanying condensed consolidated financial statements, for the effect of this policy.

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

Risks Related to Our Business

     Our losses will continue to increase as we expand our development efforts, and our efforts may never result in profitability.

     Our cumulative losses since our inception in 1987 through September 30, 2004 were in excess of $160 million, almost all of which consisted of research and development and general and administrative expenses. We lost approximately $10 million in 2003, $18 million in 2002 and $28 million in 2001, and approximately $9 million in the first nine months of 2004. We expect to continue to incur losses in the future, particularly as we continue to invest in the development of our oncology drug candidates, and expand the scope of our generics operations. We recently received approval to market our first generic drug product, ciprofloxacin, in the United States, however, we currently do not sell any other products or services and we may never achieve revenues from sales of products or become profitable. Even if we eventually generate revenues from sales, we nevertheless may continue to incur operating losses over the next several years.

     Our business does not generate the cash needed to finance our ongoing operations and therefore, we will need to raise additional capital.

     Our business does not generate cash from operations needed to finance our ongoing operations. We have relied primarily on raising capital through the sale of our securities, and/or out-licensing our drug candidates and technology, to meet our financial needs. We believe our existing cash and investment securities will allow us to fund our current planned operations for at least the next twelve months. While anticipated profits from the sale of generic drugs, if we are successful in generating revenues from generics, may help defray some of the expenses of operating our business, we believe that in order to prepare the company for future drug product acquisition and development, and to capitalize on growth opportunities within both our oncology and generic strategies, we will, for the foreseeable future, need to continue to raise funds through public or private financings.

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

     Prior to receiving approval to commercialize each of our existing four oncology drug candidates, satraplatin, EOquin, elsamitrucin and SPI-153 and any drug candidates we acquire in the future, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, and other regulatory authorities in the United States and other countries that each of the products is both safe and effective. For each current and future product candidate, we will need to demonstrate the efficacy and monitor its safety throughout the process. All of our drug candidates are in various stages of clinical trials. If these trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

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

     Our oncology drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status
Satraplatin	Hormone Refractory Prostate Cancer	Phase 3 clinical trial

EOquin™	Superficial Bladder Cancer Radiation Sensitization	Phase 2 clinical trial Pre-clinical

Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2 clinical trial

SPI-153	Hormone Dependent Cancers and Benign Proliferative Disorders	Phase 2 clinical trial

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

     Our efforts to acquire or in-license and develop additional proprietary drug candidates may fail, which would limit our ability to grow our proprietary business.

     The long-term success of our strategy depends in part on obtaining clinical stage drug candidates in addition to our existing portfolio of satraplatin, EOquin, elsamitrucin and SPI-153. We are actively seeking to acquire, or in-license, additional clinical stage proprietary drug candidates that demonstrate the potential to be both medically and commercially viable. We have certain criteria that we are looking for in any drug candidate acquisition and therefore, we may not be successful in locating and acquiring, or in-licensing, additional desirable drug candidates on acceptable terms.

     Price and other competitive pressures may make the marketing and sale of our generic drugs not commercially feasible and not profitable.

     The generic drug market in the United States is extremely competitive, characterized by many participants and constant downward price pressure on generic drug products. Consequently, margins are continually reduced and it is necessary to continually introduce new products to achieve and maintain profitability. We have only obtained regulatory approval for one of our generic drug candidates. While we have entered into agreements with third parties to manufacture the drug products for us, given the price volatility of the generic market, we believe it is imprudent to enter into definitive agreements on transfer prices with the manufacturers of our generic drug product candidates prior to FDA approval, and we do not expect to do so until we receive FDA approval and are ready to begin selling the generic drug products. Our ability to compete effectively in the generic drug market depends largely on our ability to obtain transfer price agreements that ensure a supply of our generic drug products at favorable prices. Even if we obtain regulatory approval to market one or more generic drug candidates in the United States, we may not be able to complete a transfer price arrangement with the manufacturers of the drug candidates that will allow us to market any generic drug products in the United States on terms favorable to us, or at all.

     Also, if we fail to obtain approval of our ANDAs from the FDA in a timely manner, preferably before the patent and any additional exclusivity granted by the FDA to the branded drug product expire, our profitability will be significantly affected due to the significant price erosion caused by the typically large number of the generic companies entering the market. The U.S. patent for Cipro®, the branded form of our generic drug product ciprofloxacin, expired in December 2003. The FDA granted pediatric exclusivity to Cipro which expired in June 2004. We received approval from the FDA of our ANDA for ciprofloxacin in September 2004, however, twelve other companies have previously received FDA approval to market generic versions of ciprofloxacin. The patents and all exclusivities for our ophthalmic products have previously expired, and a number of other companies are currently selling their own generic versions of the products. In addition, we did not obtain approval of our ANDA for fluconazole prior to the expiration in July 2004 of patent and exclusivities granted by the FDA to the branded product, and we have not obtained approval of our ANDA for our other generic product candidate, carboplatin, prior to when the patent and any exclusivities granted by the FDA to the branded drug product expired in October 2004. Consequently, our ability to achieve a profit may be significantly harmed. The patent for our injectible ANDA, filed in October 2004, has not yet expired.

     We may face opposition from the producers of the branded versions of the generic drugs for which we obtain approval. Branded pharmaceutical companies have aggressively sought to prevent generic competition, including the extensive use of litigation.

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

     Spectrum currently has three generic drug candidates approved or under review at the FDA and three for which ANDAs have been filed with the FDA but not yet accepted for review. For ciprofloxacin, our first generic product candidate filed with FDA, and for which we obtained approval in September 2004, there are currently twelve generic manufacturers approved to sell versions of ciprofloxacin, which include Teva, Technilab, West Ward, Eon Labs, Carlsbad Technology, IVAX, Sandoz, Genpharm, Ranbaxy, Dr. Reddy’s, Mylan and Novopharm. The pediatric exclusivity for Diflucan, the branded form of fluconazole, our second generic product filed with the FDA, expired on July 29, 2004. The market is very competitive with versions from generic drug manufacturers such as Taro Pharmaceutical Industries, Mylan, Sandoz, Ranbaxy, IVAX, Novopharm, Genpharm, Gedeon Richter, TEVA, Torpharm, Roxane and Pliva approved by the FDA for sale in the U.S. We have not yet obtained approval from the FDA for fluconazole and can give no assurance for when approval is likely to come, if at all. Carboplatin, our third generic drug ANDA filed with FDA, is the generic equivalent of Bristol Meyers Squibb’s brand Paraplatin, for which the patent expired in April 2004. The FDA granted approval, following the expiration of pediatric exclusivity in October 2004, for carboplatin to four generic companies, including Pharmachemie, APP, Bedford and Mayne. TEVA Pharmaceuticals, through an agreement with Bristol Meyers Squibb, is currently selling Bristol Meyers Squibb’s branded drug as a generic drug. We have not yet obtained approval from the FDA for carboplatin and can give no assurance for when approval is likely to come, if at all. Based on the guidelines available to us, and our experience with the FDA approval process, we do not anticipate receiving approval for our other ANDAs, filed in 2004, before the first quarter of 2006, if at all, and some or all approvals will come after patents and/or exclusivities expire and after some of our competitors have already obtained approval.

     In our oncology program, we have four oncology drug candidates currently in clinical trials. Our lead compound satraplatin, being developed by our co-development partner, GPC Biotech, is in a Phase 3 clinical trial for hormone-refractory prostate cancer and our second and third compounds, EOquin and elsamitrucin are in Phase 2 clinical studies for superficial bladder cancer and Non-Hodgkin’s lymphoma, respectively. In August 2004 we acquired rights to SPI-153, which has previously been in Phase 2 clinical trials for hormone-dependent cancers and benign, proliferative disorders. We plan to expand the development of SPI-153 by initiating additional trials in one or more indications as soon as feasible. We may not be successful in any or all of these studies; or if successful, and if approved by FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our oncology drug candidates. Companies active in the areas of oncology include Bristol Meyers Squibb, Pfizer, Novartis, Genentech, Roche and others who are more established and are currently marketing products for the treatment of various forms of cancer including the forms our oncology drug candidates target.

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

     Many of our competitors have substantial, established direct and indirect distribution channels. We have not yet undertaken the marketing and distribution of a generic drug product and we currently have no direct sales and marketing organization and our limited sales and marketing resources are devoted to establishing and enhancing our third party distribution relationships. We have established a relationship with a distributor for the distribution of ciprofloxacin; and commenced distribution of ciprofloxacin during the fourth quarter of 2004. The long-term success of our generic drug strategy will depend in part on our generic drug distribution capabilities in the U.S., our only target market for generic drugs. We may not be successful in expanding our existing distribution channel, establishing new, additional distribution channels or establishing a direct generic drug marketing capability sufficient to effectively and successfully compete in the generic drug market.

     Our supply of generic drug products will be dependent upon the production capabilities of our supply sources, which may limit our ability to meet demand for our products and ensure regulatory compliance.

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

     Reliance on a third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adhering to FDA’s current Good Manufacturing Practices or cGMP requirements, the possible breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our product candidates, our supplier’s manufacturing facilities must pass an FDA pre-approval inspection. In order to obtain approval, all of the facility’s manufacturing methods, equipment and processes must comply with cGMP requirements. The cGMP requirements govern all areas of record keeping, production processes and controls, personnel and quality control. One of our generic drug manufacturing partners in India, J.B. Chemicals & Pharmaceuticals, Limited, has received FDA approval to manufacture tablet dosage forms of drug products, including ciprofloxacin and fluconazole, our first two generic drug product candidates, at its pharmaceutical manufacturing facility in India for marketing in the United States. However, additional inspections and review of these facilities may be required in the future. Any failure of our third party manufacturers or us to comply with applicable regulations, including an FDA pre-approval inspection and cGMP requirements, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

     Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, the President of our Oncology division. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded the major changes in our business strategy and coordinated structural reorganization. Dr. Lenaz has been President of our Oncology Division since 2000 and has played a key role in the identification and development of our oncology drug candidates. The loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2005, with automatic one-year renewals thereafter unless we, or Dr. Shrotriya, give notice of intent not to renew at least 90 days in advance of the renewal date. Dr. Lenaz has an employment agreement with us that will expire on July 1, 2005, with automatic one year renewals thereafter unless Dr. Lenaz or we give notice of intent not to renew at least 90 days in advance of the renewal date.

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

Risks Related to our Industry

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

     We may not be successful in obtaining regulatory approval to market and sell our oncology or generic drug candidates.

     Before our drug candidates can be marketed and sold, regulatory approval must be obtained from the FDA and comparable foreign regulatory agencies. We must demonstrate to the FDA and other regulatory authorities in the United States and abroad that our product candidates satisfy rigorous standards of safety and efficacy. We will need to conduct significant additional research, pre-clinical testing and clinical testing, before we can file applications with the FDA for approval of our product candidates. The process of obtaining FDA and other regulatory approvals is time consuming, expensive, and difficult to design and implement. The review and approval, or denial, process for an application can take years. The FDA, or comparable foreign regulatory agencies, may not timely, or ever, approve an application. Among the many possibilities, the FDA may require substantial additional testing or clinical trials or find our drug candidate is not sufficiently safe or effective in treating the targeted disease. This could result in the denial or delay of product approval. Our product development costs will increase if we experience delays in testing or approvals. Further, a competitor may develop a competing drug or therapy that impairs or eliminates the commercial feasibility of our drug candidates.

     In order to obtain approval for our generic drug candidates, we will need to scientifically demonstrate that our drug product is safe and bioequivalent to the innovator drug. Bioequivalency may be demonstrated by comparing the generic drug candidate to the innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. We plan to use our management’s experience with the regulatory approval process in the United States to prepare, file and prosecute appropriate Abbreviated New Drug Applications, or ANDAs, for our current and future generic drug candidates. During 2003 we filed three ANDAs for ciprofloxacin, carboplatin and fluconazole, and in 2004 we filed three additional ANDAs. In September 2004, we received approval from the FDA to market ciprofloxacin in the United States. We intend to file additional ANDAs in the foreseeable future. The FDA may not agree that our safety and bioequivalency studies provide sufficient support for approval. This could result in denial or delay of FDA approval of our generic products. Generic drugs generally have a relatively short window in which they can be profitable before other manufacturers introduce competing products that impose downward pressure on prices and reduce market share for other versions of the generic drug. Consequently, delays in obtaining FDA approval may also significantly impair our ability to compete.

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

     In addition, new court decisions, FDA interpretations, and legislative changes have modified the rules governing eligibility for and the timing of 180-day market exclusivity periods, a period of marketing exclusivity that the FDA may grant to a abbreviated new drug application (ANDA) applicant who is the first to file a legal challenge to patents of branded drugs. It is difficult to predict the effects such changes may have on our business. Any changes in FDA regulations, procedures, or interpretations may make ANDA approvals of generic drugs more difficult or otherwise limit the benefits available to us through the granting of 180-day marketing exclusivity. If we are not able to exploit the 180-day exclusivity period for one of our generic product candidates that we were first to file, for any reason, our product may not gain market share, which could materially adversely affect our results of operations.

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

     The patent positions related to our proprietary drug candidates that we have in-licensed from third parties and those related to our generic drug candidate portfolio are inherently uncertain and involve complex legal and factual issues. Although we are not aware of any infringement by any of our drug candidates on the rights of any third party, there may be third party patents or other intellectual property rights relevant to our drug candidates of which we are not aware. Third parties may assert patent or other intellectual property infringement claims against us with respect to our drug candidates or our generic drug products. This could draw us into costly litigation as well as result in the loss of our use of the intellectual property that is critical to our business strategy.

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

     We also rely on trade secret protection and contractual protections for our unpatented, confidential and proprietary technology. Trade secrets are difficult to protect. While we enter into proprietary information agreements with our employees, consultants and others, these agreements may not successfully protect our trade secrets or other confidential and proprietary information.

     We may be subject to product liability claims, and may not have sufficient product liability insurance to cover any such claims, which may expose us to substantial liabilities.

     We may be exposed to product liability claims from patients who participate in our clinical trials or from consumers of our products. Although we currently carry product liability insurance in the amount of at least $3 million in the aggregate, it is possible that this coverage will be insufficient to protect us from future claims.

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

     Our research and development efforts involved and may involve the use of hazardous materials, including biological materials, chemicals and radioactive materials. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of these materials and some waste products. We believe that our safety procedures for the storage, use and disposal of these materials comply with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were to be an accident, we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use, and for pollution clean up and removal; however, future claims may exceed the amount of our coverage. Currently the costs of complying with federal, state and local regulations are not significant, and consist primarily of waste disposal expenses.

Risks Related to Our Stock

     There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our common stock to fall. Any future equity issuances by us may have dilutive and other effects on our existing stockholders.

     As of November 5, 2004, there were approximately 14.5 million shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if exercised or converted, would obligate us to issue up to approximately 10 million additional shares of common stock. A substantial number of those shares, when we issue them upon conversion or exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

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

     The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2003, the price of our common stock ranged between $1.66 and $10.37, and the daily trading volume was as high as 3,338,000 shares and as low as 1,300 shares. During 2004, the price of our common stock has ranged between $4.21 and $9.97, and the daily trading volume has been as high as 1,391,800 shares and as low as 29,000 shares.

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

     We do not anticipate declaring any cash dividends on our common stock.

     We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business.

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

     Our cash equivalent investments as of September 30, 2004 are fixed rate, short-term corporate and government notes and bonds, which are available for sale. Because the interest rates are fixed, changes in interest rates affect the fair value of these investments but do not affect the interest earnings. If a 10% change in interest rates were to have occurred on September 30, 2004, any decline in the fair value of our investments would not be material because they are short-term investments, generally with maturities of less than 30 days. In addition, we are exposed to certain market risks associated with corporations’ credit ratings of which we have purchased corporate bonds. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on such corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and selecting securities that generally have third party insurance coverage in the event of default by the issuer.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

Information regarding matters that were voted upon at our Annual Meeting of Stockholders held on July, 9 2004, were reported in our quarterly report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 16, 2004.

ITEM 5. Other Information

     None

ITEM 6. Exhibits

Exhibit No.	Description
4.1+	Form of Warrant issued by Registrant to SCO Financial Group LLC and its designees, dated as of September 30, 2004.

10.1+*	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG, dated as of September 30, 2002.

10.2+*	Diagnostic and Drug Product Manufacturing, Supply and Marketing Agreement dated as of May 10, 2004 by and between the Registrant and Shantha Biotechnics Pvt. Ltd.

10.3+*	License and Collaboration Agreement by and between the Registrant and Zentaris GmbH, dated as of August 12, 2004.

10.4+	Settlement Agreement and Release by and between the Registrant and SCO Financial Group, LLC, dated as of September 30, 2004.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith

* Confidential portions omitted and filed separately with the U.S.Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: November 15, 2004	By:	/s/ Shyam K. Kumaria

Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1+	Form of Warrant issued by Registrant to SCO Financial Group LLC and its designees, dated as of September 30, 2004.

10.1+*	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG, dated as of September 30, 2002.

10.2+*	Diagnostic and Drug Product Manufacturing, Supply and Marketing Agreement dated as of May 10, 2004 by and between the Registrant and Shantha Biotechnics Pvt. Ltd.

10.3+*	License and Collaboration Agreement by and between the Registrant and Zentaris GmbH, dated as of August 12, 2004.

10.4+	Settlement Agreement and Release by and between the Registrant and SCO Financial Group, LLC, dated as of September 30, 2004.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ 32.2+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith

* Confidential portions omitted and filed separately with the U.S.Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.