Form 10-Q
period 2005-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2005-05-10
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

Yes ☑	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes ☑	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at May 9, 2005

Common Stock, $.001 par value	15,352,949

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q

For the Three-Month Period Ended March 31, 2005

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

     We recommend that you read the condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
	(In Thousands, Except Share and Per Share Data)
Assets
Current Assets:
Cash and cash equivalents	$3,509	$3,241
Marketable securities	34,215	35,965
Accounts Receivable	—	199
Inventory – Raw materials	332	224
Prepaid expenses and other current assets	297	372

Total current assets	38,353	40,001
Property and equipment, net	641	687
Other Assets	169	70

Total assets	$39,163	$40,758

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$933	$1,609
Accrued compensation	216	662
Accrued clinical study costs	2,186	300
Other accrued expenses	493	95

Total current liabilities	3,828	2,666
Deferred rent and deposit	229	178

Total liabilities	4,057	2,844

Commitments and Contingencies (Note 5)
Minority Interest	22	24
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding

Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, liquidation value $1,884, issued and outstanding 157 shares at March 31, 2005 and December 31, 2004	747	747

Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, liquidation value $3,492, issued and outstanding, 291 shares at March 31, 2005 and December 31, 2004	1,795	1,795

Common stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 15,352,949 and 14,825,558 shares at March 31, 2005 and December 31, 2004, respectively	15	15
Additional paid-in capital	203,660	201,218
Deferred stock-based compensation	(77)	(97)
Accumulated other comprehensive income
Accumulated deficit	(171,056)	(165,788)

Total stockholders’ equity	35,084	37,890

Total liabilities and stockholders’ equity	$39,163	$40,758

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In Thousands, Except Share and Per Share Data)
Revenues	$—	$—

Operating expenses:
Research and development	3,694	857
General and administrative	1,132	1,288
Stock-based charges	658	72

Total operating expenses	5,484	2,217

Loss from operations	(5,484)	(2,217)

Other income, net	214	49

Net loss before minority interest in consolidated subsidiary	(5,270)	(2,168)
Minority interest in net loss of consolidated subsidiary	2

Net loss	$(5,268)	$(2,168)

Basic and diluted net loss per share	$(0.35)	$(0.24)

Basic and diluted weighted average common shares outstanding	15,132,771	9,304,042

Supplemental Information
Stock-based charges - Components:
Research and development	$638	$2
General and administrative	20	70

Total stock based charges	$658	$72

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net loss	$(5,268)	$(2,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	51
Amortization of deferred stock-based compensation	64	72
Fair value of common stock issued in connection with drug license	594	—
Minority interest in subsidiary	(2)
Changes in operating assets and liabilities:
Decrease in Accounts Receiveable	199
Increase in Inventory	(108)
Decrease in other current assets	75	37
Increase (decrease) in accounts payable and accrued expenses	1,608	(623)
Decrease in accrued compensation and related taxes	(446)	(851)
Increase in other non-current liabilities	51	—

Net cash used in operating activities	(3,167)	(3,482)

Cash Flows From Investing Activities:
Sales of marketable securities	1,750
Purchases of marketable securities	(99)	(19,999)
Purchases of property and equipment	(20)	(11)

Net cash provided by (used in) investing activities	1,631	(20,010)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses paid during the period	750	1,399
Proceeds from exercise of warrants	1,052
Proceeds from exercise of stock options	2
Payments made on capital lease obligations		(141)
Minority investment in subsidiary		20

Net cash provided by financing activities	1,804	1,278

Net increase (decrease) in cash and cash equivalents	268	(22,214)
Cash and cash equivalents, beginning of period	3,241	24,581

Cash and cash equivalents, end of period	$3,509	$2,367

Supplemental Cash Flow Information:
Interest paid	$—	$2

Income taxes paid	$1	$1

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$594

Preferred stock dividends paid with common stock	$31	$54

Fair value of warrants issued to consultants for services	$44	$157

The accompanying notes are an integral part of these
condensed consolidated statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

1. Business and Basis of Presentation

     Business

          Spectrum Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drug products for various indications. While we own patent rights to certain product candidates, the drug products we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired exclusive rights to develop and commercialize those compounds in territories specified in the agreements. We are also actively seeking FDA approval for marketing generic versions of branded drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future.

     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

          Certain quarterly amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies and Estimates

     Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of March 31, 2005, we had three subsidiaries: NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002; Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; and NeoGene Technologies, Inc. (NeoGene), an inactive subsidiary, 88.4% owned, incorporated in California in October 1999. We have eliminated all significant intercompany accounts and transactions.

          Investments by outside parties in our consolidated subsidiary are recorded as Minority Interest in Consolidated Subsidiary in our accounts, and stated net after allocation of income and losses in the subsidiary.

          Since the adoption of our current business strategy in August 2002, we have operated in one business segment, that of acquiring, developing and commercializing prescription drug products. The business has not matured to the point that disaggregated segment information would be meaningful. Accordingly, the accompanying financial statements are reported in the aggregate including all our activities in one segment.

          Certain prior year amounts have been reclassified to conform to the current year presentation.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

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

     Cash, Cash Equivalents and Marketable Securities

          Cash, cash equivalents and marketable securities primarily consist of corporate debt and equity and municipal obligations, including market auction debt securities, but also include government agency notes, certificates of deposit, bank checking and time deposits, and institutional money market funds. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that we intend to hold for more than one year are classified as long-term investments.

     Concentrations of Credit Risk, Supplier and Customer

          All of our cash, cash equivalents and marketable securities are invested at two major financial institutions. To a limited degree, these investments are insured by the Federal Deposit Insurance Corporation (FDIC) and by third party insurance. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the credit worthiness of the underlying issuer. We believe that such risks are mitigated by the fact that we invest only in investment grade securities. We have not incurred any significant credit risk losses related to such investments.

          As of March 31, 2005, we had a bank account with a balance that exceeded the amount insured by the Federal Deposit Insurance Corporation by $492,000. We believe this concentration risk is mitigated by the financial strength of the bank at which we maintain the account.

     Inventory

          Inventory is stated at the lower of cost (first-in, first-out method) or market. As of March 31, 2005, inventory consisted of raw materials acquired for the purpose of manufacturing finished drug product for our drug product candidate carboplatin.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

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

          We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of March 31, 2005 and 2004, such potentially dilutive common stock equivalents amounted to approximately 11 million and 9 million shares, respectively.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

          The following data show the amounts used in computing basic loss per share for the three-month periods ended March 31, 2005 and 2004.

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In Thousands, Except Share and Per Share Data)
Net loss	$(5,268)	$(2,168)
Less:
Preferred dividends paid in cash or stock	(31)	(54)

Income available to common stockholders used in computing basic earnings per share	$(5,299)	$(2,222)

Weighted average shares outstanding	15,132,771	9,304,042

Basic and diluted net loss per share	$(0.35)	$(0.24)

     Accounting for Stock-Based Employee Compensation

          At March 31, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 9 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, we account for grants pursuant to those plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant.

          The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, using the straight-line method, for the three-month periods ended March 31, 2005 and 2004.

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In Thousands, Except Share and Per Share Data)
Net loss, as reported	$(5,268)	$(2,168)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,982)	(409)

Pro forma net loss	$(7,250)	$(2,577)

Loss per share:
Basic and diluted – as reported	$(0.35)	$(0.24)

Basic and diluted – pro forma	$(0.48)	$(0.28)

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

     Comprehensive Loss

          The net loss reflected on our Consolidated Statements of Operations substantially represents the total comprehensive loss for the periods presented.

     New Accounting Pronouncements

          In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, currently expected to be January 1, 2006. The adoption of this Statement is expected to result in significantly higher reported operating expenses in our future financial statements. Had we adopted the provisions of Statement No. 123(R) as of January 1, 2005, our reported loss for the three-month period ended March 31, 2005 would have been approximately $1,982,000 higher, or $7,250,000, as disclosed above in this Note 2, Accounting for Stock-Based Employee Compensation.

3. Products and Strategic Alliances

          As of March 31, 2005, we had six proprietary drug product candidates under development: satraplatin, EOquin™, elsamitrucin, SPI-153; RenaZorb™; and SPI-1620, and through the date of this report have filed ten ANDAs with the FDA, including that for ciprofloxacin, which was approved in September 2004. We are developing our proprietary drug product candidates for the treatment of a variety of cancers and other unmet medical needs. We are also active in filing ANDAs with the FDA seeking approval for marketing generic versions of branded prescription drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future. In addition, we have a few neurology compounds that we may out-license to third parties for further development.

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

          Business Alliances

          Our business alliances are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004. The following represents an update for current developments.

          Cura Pharmaceuticals Co., Inc (CURA): In April 2005, we entered into an exclusive agreement with Cura Pharmaceuticals Co. Inc. for the marketing and distribution of carboplatin injection in the United States, currently awaiting approval from the FDA. With this alliance now in place, we should be able to launch our product shortly after receiving final approval from the FDA, which we currently anticipate will occur in 2005.

          Products under development

          The following is a brief outline of the products under development as of March 31, 2005:

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

          Satraplatin: Satraplatin is an orally-administered chemotherapeutic agent that has an initial indication of efficacy in treating hormone refractory prostate cancer. As of March 31, 2005, a Phase 3 clinical trial was proceeding in accordance with plans.

          EOquin™: EOquin (EO-9), a synthetic prodrug (an inactive drug compound) which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for its initial indication, refractory superficial bladder cancer. As of March 31, 2005, a Phase 2 clinical trial had been completed and results were being monitored. In addition, EO-9 is being evaluated as a radiation sensitizer.

          Elsamitrucin: Elsamitrucin, an anti-tumor antibiotic that acts as a dual inhibitor of two key enzymes involved in DNA replication, topoisomerase I and II, is currently being developed for its initial indication, refractory non-Hodgkin’s lymphoma. As of March 31, 2005, a Phase 2 clinical trial was proceeding in accordance with plans.

          SPI-153: SPI-153, a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist is under evaluation for its initial indications, hormone-dependent prostate cancer, and benign prostatic hypertrophy. As of the date of this report, Phase 2 clinical trials had been initiated in each of those indications.

          RenaZorb™: In January 2005, we entered into a license agreement with Altair Nanotechnologies, Inc., whereby we acquired an exclusive worldwide license to develop and commercialize, for all human therapeutic and diagnostic uses, RenaZorb™. These are two second-generation lanthanum-based phosphate binding agents which utilize Altair’s proprietary lanthanum nanoparticle technology and have the potential to treat hyperphosphatemia, or high phosphate levels in blood, in patients with end-stage and chronic kidney disease. We paid Altair an upfront payment of 100,000 shares of restricted Spectrum common stock and $200,000 in cash, and received 38,314 shares of Altair common stock, which we recorded as a long-term investment at $104,000, the fair value of the stock on the date the transaction was consummated. We are obligated to make future payments contingent upon the successful achievement of development and regulatory milestones specified in the agreement, and, in addition, are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. Upon successful achievement of one of the development milestones, which is anticipated to occur in 2005, we will be obligated to issue 100,000 restricted shares of our common stock to Altair.

          SPI-1620: In February 2005, we entered into a license agreement with Chicago Labs, Inc., whereby we acquired an exclusive worldwide license to develop and commercialize SPI-1620, an endothelinB agonist, which we believe may selectively dilate tumor blood vessels and thereby selectively increase the delivery of anti-cancer drugs to cancer tissue, for the prevention and treatment of cancer. We paid Chicago Labs an upfront fee of $100,000 in cash, and are obligated to make future payments contingent upon the successful achievement of development and regulatory milestones specified in the agreement. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities.

4. Marketable Securities

          “Held-to-maturity” marketable securities, $15,000 as of March 31, 2005, are carried at cost, which approximates fair value because of their short-term maturities and insignificant interest rate risk. “Available-for-sale” marketable securities, $34.2 million as of March 31, 2005, are carried at fair value, with any unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

          Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, as well as interest income and dividends on investments, are included in other income and expense. Unrealized and realized gains or losses were not significant as of March 31, 2005, or for the three-month periods ended March 31, 2005 and 2004.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

          As of March 31, 2005, the maturities of our “available for sale securities”, primarily composed of 28-day auction rate notes, was in excess of 10 years. These securities are classified as current assets based on our intent and ability to use any and all of these securities as necessary to satisfy our cash needs as they arise, by redeeming them at par within a 28-day period.

5. Commitments and Contingencies

     Facility and Equipment Leases

          As of March 31, 2005 we were obligated under a facility lease and several operating equipment leases. We have sub-leased a portion of our facility through September 2007, with a renewal option through the remaining term of our underlying lease.

          Minimum lease commitments, and minimum contractual sublease income for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Year ending December 31:	Lease Commitments	Sub-Lease Commitments
	Amounts In Thousands
2005 (Remainder of year)	$310	$162
2006	$451	$225
2007	$471	$171
2008	$491	$—
2009	$250	$—
Thereafter	$3	$—

	$1,976	$558

     Licensing Agreements

          Each of our proprietary drug product candidates is being developed pursuant to license agreements, which provide us with exclusive rights to certain territories to, among other things, develop, sublicense, and sell the drug product candidates. With regard to one of our drug product candidates, satraplatin, we have outlicensed our rights to GPC Biotech AG. We are required to use commercially reasonable efforts to develop the drug product candidates, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.

          The potential contingent milestone obligations, aggregating approximately $45 million as of March 31, 2005, under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of Phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.

          Given the unpredictability of the drug development process, we are unable to predict when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations, which will be recorded as expense when the milestone is achieved.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

          If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.

     Service Agreements

          In connection with the research and development of our drug products, we have entered into contracts with numerous third-party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients. As of each period end, we accrue for all non-cancelable installment amounts that we are likely to become obligated to pay.

     Employment Agreements

          We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya, Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2005 and July 1, 2006, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

          Each officer’s employment may be terminated by us with or without cause, as defined in the agreement. The agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns or if the officer decides to terminate his employment due to a disposition of a significant amount of assets or business units. The guaranteed severance payment includes a payment equal to the officer’s annual base salary and other cash compensation, and any approved bonus. The officer is also entitled to two years medical, dental and other benefits for two years following termination. In addition, all options held by the officer shall immediately vest and will be exercisable for one year from the date of termination; provided, however, if the Board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the Board are not being met, in the Board’s judgment, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for approximately thirteen (13) months after the date of termination. The agreements also provide that, upon his retirement, all options held by the officer will become fully vested.

     Litigation

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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

6. Stockholders’ Equity

     Common Stock

          In connection with the license agreement with Altair Nanotechnologies, Inc., on January 28, 2005, we issued 100,000 restricted shares of Spectrum common stock to Altair. The fair value of the stock, $594,000, was recorded as a stock-based charge for the three-month period ended March 31, 2005.

          In connection with the FDA approval of the ciprofloxacin ANDA in September 2004, an entity affiliated with J.B. Chemical & Pharmaceuticals Ltd., our joint venture partner for ciprofloxacin, invested $750,000 in February 2005. We issued 119,617 restricted shares of common stock to that entity, based on the closing price of our common stock on the day prior to the FDA approval.

     Deferred Stock-Based Compensation

          During the three-month period ended March 31, 2005, we granted 957,652 stock options to employees and a consultant at exercise prices equal to or greater than the quoted price of our common stock on the grant dates. The fair value of the stock options to the consultant was estimated at approximately $110,000, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 91.6%; risk free interest rate of 3.7%; and an expected life of five years, was recorded as deferred compensation, and is being amortized to expense over the vesting period of the option.

          During the three-month periods ended March 31, 2005 and 2004, amortization of deferred stock-based compensation amounted to $64,000 and $72,000, respectively.

     Warrants Activity

          We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction, or in connection with services rendered by placement agents and outside consultants. Our outstanding warrants expire at varying dates through April 2009. Below is a summary of warrant activity during the three-month period ended March 31, 2005:

	Common Stock	Weighted Average Exercise
	Warrants	Price
Outstanding at beginning of period	6,561,789	$9.71
Granted	—	$—
Exercised	(300,963)	$(3.50)
Forfeited	—	$—
Expired	(5,760)	$(483.33)

Outstanding, at the end of period	6,255,066	$9.57

Exercisable, at the end of period	5,003,061	$9.46

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)

March 31, 2005
(Unaudited)

     Stock Incentive Plans Activity

          Below is a summary of activity, for all of our stock incentive plans, during the three-month period ended March 31, 2005:

		Weighted
	Common	Average
	Stock	Exercise
	Options	Price
Outstanding at beginning of period	2,370,026	$7.97
Granted	957,652	$6.66
Exercised	(2,000)	$1.06
Forfeited	0	$—
Expired	0	$—

Outstanding, at the end of period	3,325,678	$7.60

Exercisable, at the end of period	1,766,325	$8.35

          As of March 31, 2005, approximately 1.2 million incentive awards were available for grant under all of our stock incentive plans.

          We apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees and directors, and do not recognize compensation expense when the exercise price of the options equals the fair market value of the underlying shares at the date of grant. All of the options granted during the three-month period ended March 31, 2005 were made at fair market values on the dates authorized by the Board of Directors or the Compensation Committee, as applicable.

     Common Stock Reserved for Future Issuance

          As of March 31, 2005, approximately 11 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series D preferred shares	665,691
Conversion of Series E preferred shares	582,000
Exercise of stock options	3,325,678
Exercise of warrants	6,255,066

Total shares of common stock reserved for future issuances	10,828,435

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

Overview

          Spectrum Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drug products for various indications. While we own patent rights to certain product candidates, the drug products we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired exclusive rights to develop and commercialize those compounds in territories specified in the agreements. We are also actively seeking FDA approval for marketing generic versions of branded drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future. In September 2004, the FDA granted us approval to market, in the United States, ciprofloxacin, the generic version of the anti-bacterial drug Cipro®, which is marketed by Bayer.

          New drug development is an inherently uncertain, lengthy and expensive process. We focus our research and development efforts principally on clinical stage drug candidates, for which the primary expenses relate to the conduct of clinical trials necessary to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, that the products are both safe and effective in their respective indications and that they can be produced by a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. While generic drug development is also subject to approval by regulatory authorities, the costs and timelines of development completion and commercialization can be significantly shorter, and compared to new drug development, relatively less uncertain and less expensive.

Business Outlook

          Our primary business focus for 2005, and beyond, will be to continue to acquire and develop a portfolio of marketable prescription drug products with a mix of near-term and long-term revenue potential.

          As of the date of filing this report, we had six proprietary drug product candidates under development: satraplatin, EOquin™, elsamitrucin, SPI-153; RenaZorb™; and SPI-1620, and through that date had filed ten ANDAs with the FDA, including that for ciprofloxacin, which was approved in September 2004.

•	Funding for satraplatin clinical trials is being borne entirely by our co-development partner GPC Biotech. We are funding the Phase 2 clinical trials of EOquin, elsamitrucin and SPI-153; and plan to fund the development, including clinical trials, of RenaZorb™and SPI-1620.

•	We have nine drug products for which we have ANDAs pending with the FDA: fluconazole tablets, injectable carboplatin and sumatriptan succinate, and six other drug products.

•	We expect to receive approval by the FDA of our ANDAs for carboplatin and fluconazole in 2005.

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

Financial Condition

     Liquidity and Capital Resources

          Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987, through March 31, 2005, have exceeded $170 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech AG and any profits from the sale of generic products.

          We believe that the approximately $38 million in cash, cash equivalents and marketable securities that we had on hand as of March 31, 2005, will allow us to fund our current planned operations for at least the next twelve months. While anticipated profits from the sale of generic drugs, if we are successful in generating revenues from generics, may help defray some of the expenses of operating our business, we believe that in order to prepare the company for future drug product acquisition and development, and to capitalize on growth opportunities, we will, for the foreseeable future, need to continue to raise funds through public or private financings. Our operations have historically been financed by the issuance of capital stock because it is generally difficult to fund pharmaceutical research and development via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of research and the timing of those results.

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

          Over the past two years, since the inception of our current business strategy in August 2002, our expenditures for research and development and general and administrative expenses, excluding license acquisition costs, have been largely incurred on non-product-specific, or indirect, costs such as personnel, occupancy and other fixed costs representing approximately 80% of total expenditures. We anticipate that over the next twelve months, such indirect costs will range between approximately $8 million and $9 million. In addition, we incur product-specific development costs such as upfront license fees, milestone payments, active pharmaceutical ingredient (API), clinical trials, patent search legal costs, and product liability insurance, among others. The following describes our current assessment of product specific development costs for each significant proprietary product, and generics as a group, currently under development. As we mentioned above, these costs are subject to uncertainties inherent in new drug development. In addition, the expenses are not necessarily cumulative. We may reduce the amount we spend on one product to shift our cash resources to another product. Therefore, what we actually spend to develop a particular product may not fall within the estimated range and the estimated ranges may change from quarter to quarter based upon changes in priorities or strategy and/or the results of the development. While we do not receive any funding from third parties for research and development we conduct, our estimated costs could be mitigated should we enter into co- development agreements for any of our drug product candidates.

•	Satraplatin: The costs of conducting clinical trials are being borne entirely by our co-development partner GPC Biotech. While we have licensed the development of satraplatin to GPC Biotech, we are not obligated to reimburse GPC Biotech for development costs they incur or to refund any license or milestone payments we receive.

•	EOquin™: Excluding indirect costs described earlier, we spent approximately $400,000 on the development of EOquin™ in the quarter ended March 31, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the analysis of Phase 2 clinical trial data that is expected to be available in the first half of 2005. We anticipate that over the next twelve months we may incur development costs ranging between approximately $1.5 million and $3 million.

•	Elsamitrucin: Excluding indirect costs described earlier, we spent approximately $200,000 on the development of Elsamitrucin in the quarter ended March 31, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the completion of enrollment in the Phase 2 clinical trial and positive results. We anticipate that over the next twelve months we may incur development costs ranging between approximately $1.5 million and $3 million.

•	SPI-153: Excluding indirect costs described earlier, we spent approximately $1.1 million on the development of SPI-153 in the quarter ended March 31, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty. Depending on the indications we develop the product for, we may incur development costs ranging between approximately $2 million and $5 million over the next twelve months.

•	RenaZorb™: We paid Altair Nanotechnologies, Inc. an upfront payment of 100,000 restricted shares of Spectrum common stock and made an equity investment of $200,000 for 38,314 shares of Altair common stock for an exclusive worldwide license to develop and commercialize, for all human therapeutic and diagnostic uses, RenaZorb™, two second-generation lanthanum-based phosphate binding agents. As of the date of this report we are unable to reliably estimate the development costs for RenaZorb™ because we only recently acquired the rights to the compound and we are still in the early stages of planning for future development. However, upon successful achievement of one of the development milestones, which is anticipated to occur in 2005, we will be obligated to issue 100,000 restricted shares of our common stock to Altair.

•	SPI-1620: We paid Chicago Labs an upfront fee of $100,000 for an exclusive worldwide license to develop and commercialize SPI-1620, an endothelinB agonist, which we believe may selectively dilate tumor blood vessels and thereby selectively increase the delivery of anti-cancer drugs to cancer tissue, for the prevention and treatment of cancer. As of the date of this report we are unable to reliably estimate the development costs for SPI-1620 because we only recently acquired the rights to the compound and we are still in the early stages of planning for future development.

•	In addition to the foregoing drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in licensing additional products, our research and development expenditures would increase.

•	While we are contingently obligated to make cash milestone payments aggregating approximately $45 million as of March 31, 2005, under our licensing agreements, given the unpredictability of the results to be derived from those trials, we believe that it is unlikely that any material cash milestone payment obligation will be triggered in the next 12 months. If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to one of our drug product candidates, satraplatin, each of our contingent future cash payment obligations is generally matched by a corresponding, greater cash payment milestone obligation of GPC Biotech to us.

•	Generic drugs: During the three months ended March 31, 2005, we have spent approximately $500,000 on the development of generic drugs, including costs for products that we anticipate filing ANDAs for in the future. Over the next twelve months we expect to incur development costs ranging between $2 million and $3 million. We do not receive any funding from third parties for research and development we conduct for generic products, nor do we pay our generic alliance partners for any research and development they incur in the development of ANDAs for regulatory approval.

          Marketing of ciprofloxacin tablets, our first generic drug, commenced in the fourth quarter of 2004. Fifteen other companies have received FDA approval to market generic versions of ciprofloxacin tablets, and we have observed a significant reduction in the market price for ciprofloxacin tablets since June 2004, when the pediatric exclusivity for ciprofloxacin expired. We expect to receive approval by the FDA of our ANDAs for carboplatin injection and fluconazole tablets in 2005. The marketing exclusivity for Bristol Myers Squibb’s branded form of carboplatin injection expired in October 2004, and the FDA has granted ANDA approval to five generic companies, including Pharmachemie, APP, Bedford, Mayne and Pliva. TEVA Pharmaceuticals, through an agreement with Bristol Myers Squibb, is currently selling carboplatin injection produced by Bristol Myers Squibb as a generic drug. The marketing exclusivity for Pfizer’s branded form of fluconazole tablets expired in July 2004, and the FDA has approved generic versions from several companies, including Taro Pharmaceutical Industries, Mylan, Sandoz, Ranbaxy, IVAX, Genpharm, Gedeon Richter, TEVA, Torpharm, Roxane and Pliva. We have observed significant price declines in the marketplace for each of the foregoing products. Accordingly, given the competition faced by these products and the fact that we are still seeking alliances with third parties to assist us in the marketing and sale of flucanazole tablets and carboplatin injection, we are unable at this time to reasonably estimate potential revenues or profits from these generic products in the foreseeable future.

     Net Cash used in Operating activities

          During the three month period ended March 31, 2005, the net cash used in operations, approximately $3.2 million, was less than the approximately $4.8 million expenditures for research and development and general and administrative expenses incurred during the quarter, because accrued expenses increased by approximately $1.6 million during the three-month period ended March 31, 2005.

          Based on our current plans, our anticipated use of cash for operations for the remainder of 2005, excluding the cost of in-licensing any additional drug products, is expected to average approximately $5 million per quarter, reflecting the increase in the scope of our activities.

     Net Cash used for Investing Activities

          In order to maximize the interest yield on our investments, we invest our cash in a variety of investments pending its use in our business. During the three-month period ended March 31, 2005, we used $1.75 million of invested funds for operating cash needs. We also paid Altair $200,000 in cash in connection with the in-licensing of Renazorb. The fair value of Altair stock received, approximately $104,000, was recorded as a long term investment and the remaining amount of $96,000 was charged as research and development expense for the three-month period ended March 31, 2005.

     Net Cash provided by and used for Financing Activities

          Net cash provided by financing activities, approximately $1.8 million, for the three-month period ended March 31, 2005, was comprised of $1.1 million from the exercise of outstanding warrants for 300,963 shares of our common, from the exercise of stock options for 2,000 shares of our common stock, and $750,000 received as an equity investment for the issuance of 119,617 restricted shares of our common stock.

Results of Operations

Results of Operations for the three-month period ended March 31, 2005 Compared to the three-month period ended March 31, 2004

          For the three-months ended March 31, 2005, we incurred a net loss of approximately $5.3 million compared to a net loss of approximately $2.2 million in the three-months ended March 31, 2004. The increase of $3.1 million in the net loss was primarily due to an increase of approximately $2.8 million in research and development expense, and an increase of approximately $586,000 in stock-based charges related to the acquisition of RenaZorb™.

          We had no revenues during the three-month periods ended March 31, 2005 and 2004.

          Research and development expenses increased by approximately $2.8 million, from $0.9 million in the three months ended March 31, 2004 to $3.7 million in the three months ended March 31, 2005, primarily due to an increase of approximately $2.3 million resulting from an expansion in the number and scope of our clinical trials activity, and an increase of approximately $0.3 million in research and development personnel costs. During the three-month period ended March 31, 2004, the principal clinical trials costs related to a Phase 2 trial on EOquin™. In the three-month period ended March 31, 2005, we incurred costs related to Phase 2 clinical trials on EOquin™, elsamitrucin and SPI-153, as described elsewhere in this report.

          General and administrative expenses decreased by approximately $0.2 million, from $1.3 million in the three months ended March 31, 2004 to $1.1 million in the three months ended March 31, 2005, primarily due to a reduction of approximately $0.2 million in legal fees.

          Stock-based charges increased by approximately $586,000, from $72,000 in the three months ended March 31, 2004 to $658,000 in the three months ended March 31, 2005, resulting from recording the estimated fair value of 100,000 shares of common stock issued to Altair Nanotechnologies, Inc. in connection with the in-licensing of RenaZorb™.

          Other income consisted of net interest income of $214,000 for the three-month period ended March 31, 2005 and $49,000 for the three-month period ended March 31, 2004. The increase of $165,000 is attributable to significantly higher average interest rates and balances of investable funds in 2005.

Off-Balance Sheet Arrangements

          None.

Contractual and Commercial Obligations

          The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of March 31, 2005:

Payment Due by Period

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	$—	$—	$—	$—	$—
Operating Lease Obligations (3)	$1,976	$421	$931	$624	$—
Purchase Obligations (4)	$7,101	$6,211	$890	$—	$—
Contingent Milestone Obligations (5)	$44,900	$—	$6,650	$5,250	$33,000

Total	$53,977	$6,632	$8,471	$5,874	$33,000

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Employment Agreements”.

(2)	As of March 31, 2005, we had no capital lease obligations.

(3)	The operating lease obligations are substantially related to the facility lease for our corporate office, which extends through June 2009.

(4)	Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of March 31, 2005.

(5)	Milestone Obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential cash milestone obligations as of March 31, 2005, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

     Licensing Agreements

          Each of our proprietary drug product candidates is being developed pursuant to license agreements, which provide us with exclusive rights to certain territories to, among other things, develop, sublicense, and sell the drug product candidates. With regard to one of our drug product candidates, satraplatin, we have outlicensed our rights to GPC Biotech AG. We are required to use commercially reasonable efforts to develop the drug product candidates, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.

          The potential contingent milestone obligations, aggregating approximately $45 million as of March 31, 2005, under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of Phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.

          Given the unpredictability of the drug development process, we are unable to predict when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations, which will be recorded as expense when the milestone is achieved.

          If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.

     Service Agreements

          In connection with the research and development of our drug products, we have entered into contracts with numerous third-party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients. As of each period end, we accrue for all non-cancelable installment amounts that we are likely to become obligated to pay, and charge such accruals to research and development costs.

     Employment Agreements

          We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya, Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2005 and July 1, 2006, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

          Each officer’s employment may be terminated by us with or without cause, as defined in the agreement. The agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns or if the officer decides to terminate his employment due to a disposition of a significant amount of assets or business units. The guaranteed severance payment includes a payment equal to the officer’s annual base salary and other cash compensation, and any approved bonus. The officer is also entitled to two years medical, dental and other benefits for two years following termination. In addition, all options held by the officer shall immediately vest and will be exercisable for one year from the date of termination; provided, however, if the Board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the Board are not being met, in the Board’s judgment, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for approximately thirteen (13) months after the date of termination. The agreements also provide that, upon his retirement, all options held by the officer will become fully vested.

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

          In estimating the fair value of stock-based compensation, we use the Black Scholes Option Pricing Model. We estimate future volatility based on past volatility of our common stock; and we estimate the expected length of the option on several criteria, including the vesting period of the grant, and the expected volatility. In estimating the fair value of restricted common stock we issue in connection with licensing transactions, we apply a discount for the marketability restrictions, that is calculated after considering past volatility of our common stock as well as the term of restriction and the cost of risk free capital for a period that is comparable with the term of the restriction on the shares.

     Cash, Cash Equivalents and Marketable Securities

          Cash, cash equivalents and marketable securities primarily consist of corporate debt and equity and municipal obligations, including market auction debt securities, but also include government agency notes, certificates of deposit, bank checking and time deposits, and institutional money market funds. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held to maturity” or “available-for-sale” marketable securities, in accordance with the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments that we intend to hold for more than one year are classified as long-term investments.

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

     Accounting for Stock-Based Employee Compensation

          At March 31, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 9 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. As permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”, we account for grants pursuant to those plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants, and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant.

     New Accounting Pronouncements

          In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, currently expected to be January 1, 2006. The adoption of this statement is expected to result in significantly higher reported operating expenses in our future financial statements. Had we adopted the provisions of Statement No. 123(R) as of January 1, 2005, our reported loss for the three-month period-ended March 31, 2005 would have been $1,982,000 higher, or $7,250,000.

     Risk Factors

          An investment in our common stock involves a high degree of risk. Our business, financial condition, operating results and prospects can be impacted by a number of factors, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment. You should carefully consider the risks described below with all of the other information included in this Quarterly Report. Failure to satisfactorily achieve any of our objectives or avoid any of the risks described below or other risks listed in our Annual Report on Form 10-K would likely have a material adverse effect on our business and results of operations.

Risks Related to Our Business

Our losses will continue to increase as we expand our development efforts, and our efforts may never result in profitability.

          Our cumulative losses since our inception in 1987 through March 31, 2005 were in excess of $170 million. We lost approximately $12 million in 2004, $10 million in 2003, $18 million in 2002 and approximately $5 million in the three-month period ended March 31, 2005. We expect to continue to incur losses in the future, particularly as we continue to invest in the development of our drug product candidates, acquire additional drug candidates and expand the scope of our operations. We recently received approval to market our first generic drug product, ciprofloxacin, in the United States and recorded modest revenue in 2004 and no revenue in the first quarter of 2005. We currently do not sell any other products or services and we may never achieve significant revenues from sales of products or become profitable. Even if we eventually generate significant revenues from sales, we will likely continue to incur losses over the next several years.

Our business does not generate the cash needed to finance our ongoing operations and therefore, we will need to raise additional capital.

          Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. We have historically relied primarily on raising capital through the sale of our securities and out-licensing our drug candidates and technology to meet our financial needs. While anticipated profits from the sale of generic drugs, if we are successful in generating significant revenues from generics, may help defray some of the expenses of operating our business, we believe that in order to prepare the company for continued future drug product development and acquisition, and to capitalize on growth opportunities, we will, for the foreseeable future, need to continue to raise funds through public or private financings.

          We may not be able to raise additional capital on favorable terms, if at all. Accordingly, we may be forced to significantly change our business plans and restructure our operations to conserve cash, which would likely involve out-licensing or selling some or all of our intellectual, technological and tangible property not presently contemplated and at terms that we believe would not be favorable to us, and/or reducing the scope and nature of our currently planned research and drug development activities. An inability to raise additional capital would also impact our ability to expand operations.

Clinical trials may fail to demonstrate the safety and efficacy of our proprietary drug candidates, which could prevent or significantly delay obtaining regulatory approval.

          Prior to receiving approval to commercialize any of our proprietary drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and other countries, that each of the products is both safe and effective. For each product candidate, we will need to demonstrate its efficacy and monitor its safety throughout the process. If such development is unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

          All of our product candidates are prone to the risks of failure inherent in drug development. The results of pre-clinical studies and early-stage clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a product candidate is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret such data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, our institutional review boards, our contract research organization, or we may suspend or terminate our clinical trials for our drug candidates. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation. Even if we receive FDA and other regulatory approvals, our product candidates may later exhibit adverse effects that may limit or prevent their widespread use, may cause the FDA to revoke, suspend or limit their approval, or may force us to withdraw products derived from those candidates from the market.

          Our proprietary drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status
Satraplatin	Hormone Refractory Prostate Cancer	Late Phase 3 clinical trial
EOquin™ (EO9)	Refractory Superficial Bladder Cancer	Late Phase 2 clinical trial
Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2 clinical trial
SPI-153	Hormone Dependent Prostate Cancer	Phase 2 clinical trial
SPI-153	Benign Prostatic Hypertrophy	Phase 2 clinical trial
Satraplatin	Non-small cell lung cancer	Phase 1/2 clinical trial
EO9	Radiation Sensitizer	Pre-clinical
RenaZorb™	End-stage Renal Disease, Chronic Kidney Disease	Pre-clinical
SPI-1620	Adjunct to Chemotherapy	Pre-clinical

The development of our drug candidate, satraplatin, depends on the efforts of a third party and, therefore, its eventual success or commercial viability is largely beyond our control.

          In 2002, we entered into a co-development and license agreement with GPC Biotech AG for the development and commercialization of our lead drug candidate, satraplatin. GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. We do not have control over the drug development process and therefore the success of our lead drug candidate depends upon the efforts of GPC Biotech. GPC Biotech may not be successful in the clinical development of the drug, the achievement of any additional milestones such as the acceptance of a New Drug Application, or NDA, filing by the FDA, or the eventual commercialization of satraplatin.

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

          We may need to obtain licenses to patents and other proprietary rights held by third parties to successfully develop, manufacture and market our drug products. As an example, it may be necessary to use a third party’s proprietary technology to reformulate one of our drug products in order to improve upon the capabilities of the drug product. If we are unable to timely obtain these licenses on reasonable terms, our ability to commercially exploit our drug products may be inhibited or prevented.

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

          Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, our Chief Scientific Officer. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded the major changes in our business strategy and coordinated our structural reorganization. Dr. Lenaz has been President of our Oncology Division from November 2000 to February 2005 and Chief Scientific Officer since 2005, and has played a key role in the identification and development of our proprietary drug candidates. The loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2005, with automatic one-year renewals thereafter unless we, or Dr. Shrotriya, give notice of intent not to renew at least 90 days in advance of the renewal date. Dr. Lenaz has an employment agreement with us that will expire on July 1, 2006, with automatic one year renewals thereafter unless we or Dr. Lenaz give notice of intent not to renew at least 90 days in advance of the renewal date.

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

          We may not conduct clinical trials ourselves, and we will not manufacture any of our proposed proprietary products for commercial sale nor do we have the resources necessary to do so. In addition, we currently do not have the capability to market our drug products ourselves. We intend to contract with larger pharmaceutical companies or contract research organizations to conduct such activities. In connection with our efforts to secure corporate partners, we may seek to retain certain co-promotional or co-marketing rights to certain of our proprietary drug candidates, so that we may promote our products to selected medical specialists while our corporate partner promotes these products to the medical market generally. We may not be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure adequate partnering arrangements, our business and financial condition could be harmed. In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas. Sufficient employees with relevant skills may not be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.

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

          The long-term success of our strategy depends in part on obtaining drug candidates in addition to our existing portfolio. We are actively seeking to acquire, or in-license, additional proprietary drug candidates that demonstrate the potential to be both medically and commercially viable. We have certain criteria that we are looking for in any drug candidate acquisition and we may not be successful in locating and acquiring, or in-licensing, additional desirable drug candidates on acceptable terms.

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

          Competition for branded proprietary drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies. We have six proprietary drug candidates currently under development. We may not be successful in any or all of these studies; or if successful, and if one or more of our proprietary drug candidates is approved by the FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our drug candidates. Companies active in the areas of oncology which is our focus include Astra Zeneca, Amgen, Inc., Bayer AG, Eli Lilly and Co., Genentech, Inc., Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Sanofi-Aventis Inc., Pfizer, Inc., Chiron Corp., Genta Inc., Imclone Systems Incorporated, MGI Pharma, Inc., SuperGen, Inc., Roche Pharmaceuticals and others who are more established and are currently marketing products for the treatment of various forms of cancer including the forms our oncology drug candidates target. Many of our competitors are large and well capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things

          Any proprietary product for which we obtain FDA approval must compete for market acceptance and market share. For example, cisplatin injection and carboplatin injection are the most prevalent platinum-based derivatives used in chemotherapy and are the primary treatment for many of the cancer types we are pursuing. Our drug candidate, satraplatin, if the FDA approves it for sale, would likely compete against these drugs directly. Unless satraplatin is shown to have better efficacy and is as cost effective, if not more cost effective, than cisplatin and carboplatin, it may not gain acceptance by the medical field and therefore may never be successful commercially.

          With regard to our drug product candidate, RenaZorb™, under the new National Kidney Foundation K/DOQI guidelines for treating hyperphosphatemia, non-calcium, non-aluminum binders are the recommended first-line long-term therapy for managing high phosphate levels. Genzyme corporations’s Renagel® and Shire Pharmaceutical’s Fosrenol® are the only two FDA approved non-calcium, non-aluminum, branded pharmaceuticals specifically for the treatment of hyperphosphatemia in end stage renal disease. We expect to compete with these products and potentially others based upon phosphate binding capacity, patient compliance, side effects and cost. While we believe RenaZorb™ has the potential to perform better than these competitors, if RenaZorb™ is successfully developed and receives FDA approval, it will be a number of years after Renagel® and Fosrenol® have been FDA approved and marketed. In addition, Genzyme and Shire may seek to modify their products or create new therapies that could reduce or eliminate any perceived benefit we believe RenaZorb™ may have over these products.

          Our success in the marketing of our generic drug products will depend significantly upon our ability to forecast market conditions that may prevail after we obtain ANDA approval and identify generic drugs that our strategic partners and associated suppliers can produce for us cost-effectively. In addition, we must be able to expand our marketing, selling and distribution relationships in the United States since we currently do not have any internal distribution capabilities and an alliance with a single product distributor. Furthermore, as a new generic competitor entering the marketplace, which is made up of many well-established companies, with established customers as well as established sales, marketing and distribution organizations we may not be able to successfully compete.

          Because price is the primary basis for competition among generic versions of a given drug, any ability by our competitors to reduce production costs can provide them with a significant competitive advantage, and our ability to compete will be largely dependent on our ability to obtain supplies of our generic drug product from manufacturers at favorable prices. As a new generic competitor, we will be competing against established generic companies such as Teva Pharmaceuticals, Sandoz, Barr Laboratories, Mylan Laboratories Inc., Watson Pharmaceuticals, Inc., Genpharm, Dr. Reddy’s, Ranbaxy, American Pharmaceutical Partners, Bedford Laboratories and others. These companies may have greater economies of scale in the production of their products and, in certain cases, may produce their own product supplies, such as active pharmaceutical ingredients, or can procure product supplies on more favorable terms which may provide significant cost and supply advantages to customers in the retail prescription market. We expect that the generic market will be competitive and will be largely dominated by the competitors listed above who will target many, if not all, of the same products for development as us.

          We currently have nine generic drug candidates under review at the FDA. For ciprofloxacin tablets, our first generic product candidate filed with FDA, and for which we obtained approval in September 2004, there are currently fifteen generic manufacturers approved to sell versions of ciprofloxacin tablets, which include Apotex, Barr, Cobalt, Taro, Teva, West Ward, Eon Labs, Carlsbad Technology, IVAX, Sandoz, Genpharm, Ranbaxy, Dr. Reddy’s, Martec and Mylan Laboratories, Inc. The pediatric exclusivity for Diflucan, the branded form of fluconazole, our second generic product filed with the FDA, expired on July 29, 2004. The market is very competitive with versions from generic drug manufacturers such as Taro Pharmaceutical Industries, Mylan Laboratories, Inc, Sandoz, Ranbaxy, IVAX, Genpharm, Gedeon Richter, TEVA, Torpharm, Roxane and Pliva approved by the FDA for sale in the U.S. We have not yet obtained approval from the FDA for fluconazole tablets and can give no assurance for when approval is likely to come, if at all. Carboplatin injection, our third generic drug ANDA filed with FDA, is the generic equivalent of Bristol Meyers Squibb’s brand Paraplatin, for which the patent expired in April 2004. The FDA granted approval, following the expiration of pediatric exclusivity in October 2004, for carboplatin injection to five generic companies, including Pharmachemie, APP, Bedford, Mayne and Pliva. TEVA Pharmaceuticals, through an agreement with Bristol Myers Squibb, is currently selling carboplatin injection produced by Bristol Myers Squibb as a generic drug. We have not yet obtained approval from the FDA for carboplatin injection and can give no assurance for when approval is likely to come, if at all. The patent for Imitrex® injection, the brand name for sumatriptan succinate injection, for which we filed an ANDA with paragraph IV certification, has not yet expired. However, we have initiated a challenge of the patent and are currently in litigation with GlaxoSmithKline, the patent holder for Imitrex® injection. Based on the guidelines available to us, and our experience with the FDA approval process, we do not anticipate receiving approval for our six other ANDAs, filed in 2004 and in 2005, before the first quarter of 2006, if at all, and all approvals will come after patents and/or exclusivities expire and after some of our competitors have already obtained approval and begun marketing.

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

          Also, if we fail to obtain approval of our ANDAs from the FDA in a timely manner, preferably before the patent and any additional exclusivity granted by the FDA to the branded drug product expire, our profitability will be significantly affected due to the significant price erosion caused by the typically large number of the generic companies entering the market. The U.S. patent and pediatric exclusivity for Cipro®, the branded form of our generic drug product ciprofloxacin, had both expired by June 2004. We received approval from the FDA of our ANDA for ciprofloxacin tablets in September 2004, however, fifteen other companies have received FDA approval to market generic versions of ciprofloxacin tablets, and we have observed a significant reduction in the market price for ciprofloxacin since June 2004. The patents and all exclusivities for our four ophthalmic products and our two undisclosed product have previously expired, and a number of other companies are currently selling their own generic versions of the products. In addition, we did not obtain approval of our ANDAs for fluconazole tablets and carboplatin injection prior to the expirations in July and October 2004, respectively, of the patents and exclusivities granted by the FDA to the corresponding branded products. Consequently, our ability to achieve a profit may be significantly harmed as we have observed significant reductions in the market prices for these products as well. The patents for sumatriptan succinate injection, the generic version of Imitrex®, marketed by GlaxoSmithKline, for which we filed an ANDA with paragraph IV certification in October 2004, have not yet expired.

          In addition to competitive pressures related to price, we may face opposition from the producers of the branded versions of the generic drugs for which we obtain approval. Branded pharmaceutical companies have aggressively sought to prevent generic competition, including the extensive use of litigation. On February 18, 2005, GlaxoSmithKline filed suit in U.S. federal court to prevent us from proceeding with the commercialization of our generic version of Imitrex® which action formally initiates our challenge of the patent listed by GlaxoSmithKline in connection with Imitrex® injection. For information regarding the risks of this litigation, please see the risk factor below.

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

          We have established relationships with distributors for the distribution of ciprofloxacin tablets and carboplatin injection; and commenced distribution of ciprofloxacin tablets during the fourth quarter of 2004. The long-term success in the marketing of our generic drugs will depend in part on our drug distribution capabilities in the U.S., our only target market for generic drugs. We may not be successful in expanding our existing distribution channel, establishing new, additional distribution channels or establishing a direct generic drug marketing capability sufficient to effectively and successfully compete in the generic drug market

We may not be successful in establishing additional generic drug supply relationships, which would limit our ability to grow our generic drug business.

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

          Reliance on a third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adhering to FDA’s current Good Manufacturing Practices, or cGMP, requirements, the possible breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our product candidates, our supplier’s manufacturing facilities must pass an FDA pre-approval inspection. In order to obtain approval, all of the facility’s manufacturing methods, equipment and processes must comply with cGMP requirements. The cGMP requirements govern all areas of record keeping, production processes and controls, personnel and quality control. Any failure of our third-party manufacturers or us to comply with applicable regulations, including an FDA pre-approval inspection and cGMP requirements, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

          On February 18, 2005, GlaxoSmithKline filed suit in U.S. federal court to prevent us from proceeding with the commercialization of our generic form of sumatriptan injection. Since patent litigation has been initiated, the FDA will not approve our ANDA until the earlier of 30 months from when GlaxoSmithKline’s filed suit in federal court alleging patent infringement of their Orange Book-listed patent (the 30-month stay) or the issuance of a final non-appealed, or non-appealable court decision finding the Imitrex® patent invalid, unenforceable or not infringed. If the patent is found to be infringed by the filing of our ANDA, GlaxoSmithKline could seek an injunction to block the launch of our generic product until the patent expires. This would prohibit us from obtaining the 180-day marketing exclusivity afforded by the FDA to companies who are the first to file an ANDA with a paragraph IV certification for a generic equivalent to a brand name product. We believe we are the first to file an ANDA with a paragraph IV certification for sumatriptan injection.

          Our defense against the charge of infringement by GlaxoSmithKline could require us to incur substantial legal expense and to divert significant effort of our technical and management personnel away from their regular activities in our business, which could substantially hinder our ability to conduct, advance and grow our business.

Risks Related to Our Industry

Rapid technological advancement may render our drug candidates obsolete before we recover expenses incurred in connection with their development. As a result, our drug products may never become profitable.

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

          In order to obtain approval for our generic drug candidates, we will need to scientifically demonstrate that our drug product is safe and bioequivalent to the innovator drug. Bioequivalency may be demonstrated by comparing the generic drug candidate to the innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. We plan to use our management’s experience with the regulatory approval process in the United States to prepare, file and prosecute appropriate Abbreviated New Drug Applications, or ANDAs, for our current and future generic drug candidates. Since 2003 we have filed ten ANDAs with the FDA. In September 2004, we received approval from the FDA to market ciprofloxacin tablets in the United States. We intend to file additional ANDAs in the foreseeable future. The FDA may not agree that our safety and bioequivalency studies provide sufficient support for approval. This could result in denial or delay of FDA approval of our generic products. Generic drugs generally have a relatively short window in which they can be profitable before other manufacturers introduce competing products that impose downward pressure on prices and reduce market share for other versions of the generic drug. Consequently, delays in obtaining FDA approval may also significantly impair our ability to compete.

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

          In both the United States and certain foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory proposals to change the healthcare system and pharmaceutical industry in ways that could impact upon our ability to sell our products profitably. For example, sales of our products will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. As an example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, was recently enacted. This legislation provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Also, the passage of the Medicare Modernization Act reduces reimbursement for certain drugs used in the treatment of cancer. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues.

          It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit, or any other proposals, we may determine to change our current manner of operation, which could harm our ability to operate our business efficiently. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any of our products we are developing. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may not be considered cost effective, or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments.

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

If we are unable to adequately protect our technology or enforce our patent rights, our business could suffer.

          Our success with proprietary products that we develop will depend, in part, on our ability to obtain and maintain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending, however, we primarily rely on patent rights licensed from others. These patents generally give us the right and/or obligation to maintain and enforce the subject patents. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future. If our pending and future patent applications are not approved or, if approved, if such patents and the patents we have licensed are not upheld in a court of law, it may reduce our ability to competitively exploit our proprietary products would be substantially harmed. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially exploit these products may be diminished.

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

          Patent and other intellectual property litigation is becoming more common in the pharmaceutical industry. Litigation is sometimes necessary to defend against or assert claims of infringement, to enforce our patent rights including those we have licensed from others, including those we have licensed from others, to protect trade secrets or to determine the scope and validity of proprietary rights of third parties. Other than the lawsuit filed against us by GlaxoSmithKline related to our ANDA for sumatriptan injection, currently no third party has asserted that we are infringing upon their patent rights or other intellectual property, nor are we aware or believe that we are infringing upon any third party’s patent rights or other intellectual property. We may, however, be infringing upon a third party’s patent rights or other intellectual property, and litigation asserting such claims might be initiated in which we would not prevail or we would not be able to obtain the necessary licenses on reasonable terms, if at all. All such litigation, whether meritorious or not, as well as litigation initiated by us against third parties, is time consuming and very expensive to defend or prosecute and to resolve. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell our products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition and prospects.

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

          Our research and development efforts involved and currently involve the use of hazardous materials. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of these materials and some waste products. We believe that our safety procedures for the storage, use and disposal of these materials comply with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were to be an accident, we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use, and for pollution clean up and removal; however, future claims may exceed the amount of our coverage. Currently the costs of complying with federal, state and local regulations are not significant, and consist primarily of waste disposal expenses.

Risks Related to Our Stock

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our common stock to fall. Any future equity issuances by us may have dilutive and other effects on our existing stockholders.

          As of March 31, 2005, there were approximately 15.3 million shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if exercised or converted, would obligate us to issue up to approximately 11 million additional shares of common stock. A substantial number of those shares, when we issue them upon conversion or exercise, will be available for immediate resale in the public market. In addition, we have filed a shelf registration statement that allows us to sell up to $100 million of our securities, some or all of which may be shares of our common stock or securities convertible into or exercisable for shares of our common stock, and all of which would be available for immediate resale in the market. We may issue and sell all of these securities within two years after January 24, 2005, the date of the effectiveness of the registration statement. If we were to sell the full $100 million available under the registration statement as common stock at a price equal to the current market price of our common stock as of the date of the effectiveness of the registration statement, we would issue approximately 16.0 million new shares of our common stock. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to the increased number of shares available for sale in the market.

          We have financed our operations, and for the foreseeable future we expect to continue to finance a substantial portion of our operating cash requirements, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our other stockholders. These issuances would also cause our net income, if any, per share to decrease or our loss per share to decrease in future periods. As a result, the market price of our common stock could drop.

The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.

          The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2004, the price of our common stock ranged between $3.92 and $10.13, and the daily trading volume was as high as 1,391,800 shares and as low as 9,900 shares. During 2005 through April 29, 2005, the price of our common stock has ranged between $5.24 and $7.50, and the daily trading volume has been as high as 360,200 shares and as low as 18,400 shares.

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

          Our investments as of March 31, 2005 are primarily in 28 day auction rate notes. Because of our ability to redeem these investments at par within a 28-day period, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2005, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we have purchased. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and selecting securities that generally have third party insurance coverage in the event of default by the issuer.

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

          As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report (Evaluation Date). Based on the foregoing, our Chief Executive Officer and Vice President Finance concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

          GlaxoSmithKline has two patents for sumatriptan succinate injection listed in the FDA’s Orange Book, which is the FDA’s listing of approved drug products. The exclusivity afforded the patents listed in the Orange Book for Imitrex® injection expire on June 28, 2007 and February 6, 2009, in each case including extensions for pediatric exclusivity. Our ANDA includes a “Paragraph IV” certification that the later to expire patent associated with GlaxoSmithKline’s Imitrex® injection, is invalid, unenforceable and/or will not be infringed by our generic product candidate.

          On February 18, 2005, GlaxoSmithKline filed a lawsuit against us in the United States District Court for the District of Delaware, alleging infringement of the patent on Imitrex®. Pursuant to the Hatch-Waxman Act, the FDA is stayed from approving our ANDA until the earlier of a final, non-appealed or non-appealable court decision finding the patent invalid, unenforceable or not infringed or the expiration of the 30 months. The 30 month stay began running when GlaxoSmithKline filed suit in federal court alleging patent infringement of their Orange Book-listed patent. Often more than one company will file an ANDA that includes a Paragraph IV certification. However, the Hatch-Waxman Act provides that such subsequent ANDA applications will not be approved until 180 days after the earlier of (1) the date of the first commercial marketing of the first-filed ANDA applicant’s generic drug or (2) the date of a decision of a court in an action holding the relevant patent invalid, unenforceable, or not infringed. Thus, the Hatch-Waxman Act effectively grants the first-filed ANDA holder 180 days of marketing exclusivity for the generic product. We believe that our ANDA was the first filed ANDA containing a Paragraph IV certification in connection with sumatriptan succinate injection 6mg/0.5mL. If the patent is found to be infringed by the filing of our ANDA, GlaxoSmithKline could seek an injunction to block the launch of our generic product until the patent expires.

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

          None

ITEM 3. Defaults Upon Senior Securities

          None

ITEM 4. Submission of Matters to a Vote of Security Holders

          None

ITEM 5. Other Information (not previously reported in a Form 8-K)

          None.

ITEM 6. Exhibits

Exhibit No.	Description
10.1#	License Agreement by and between the Registrant, Altair Nanomaterials, Inc. and Nanotechnologies, Inc. dated as of January 28, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2005, and incorporated herein by reference.)

10.2#	License Agreement by and between the Registrant and Chicago Labs, Inc. dated February 18, 2005. (Filed as Exhibit 10.1 to Form 8-K with the Securities and Exchange Commission on February 25, 2005, and incorporated herein by reference.)

10.3*	Summary of Director Compensation. (Filed as Exhibit 10.42 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference.)

10.4#	Distribution and Supply Agreement by and between the Registrant and Cura Pharmaceutical Co. Inc. dated as of April 13, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2005, and incorporated herein by reference.)

10.5*+	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.
Date: May 10, 2005	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1#	License Agreement by and between the Registrant, Altair Nanomaterials, Inc. and Nanotechnologies, Inc. dated as of January 28, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2005, and incorporated herein by reference.)

10.2#	License Agreement by and between the Registrant and Chicago Labs, Inc. dated February 18, 2005. (Filed as Exhibit 10.1 to Form 8-K with the Securities and Exchange Commission on February 25, 2005, and incorporated herein by reference.)

10.3*	Summary of Director Compensation. (Filed as Exhibit 10.42 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference.)

10.4#	Distribution and Supply Agreement by and between the Registrant and Cura Pharmaceutical Co. Inc. dated as of April 13, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2005, and incorporated herein by reference.)

10.5*+	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.