Form 10-Q
period 2005-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2005-08-09
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 000-28782
SPECTRUM PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	93-0979187
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

157 Technology Drive	92618
Irvine, California	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:	(949) 788-6700
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes ☑	No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 5, 2005

Common Stock, $.001 par value	15,362,574

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
(Unaudited)
SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month and six-month periods ended June 30, 2005
PART I — FINANCIAL INFORMATION
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
	(In Thousands, Except Share and Per
	Share Data)
Assets
Current Assets:
Cash and cash equivalents	$33,462	$3,241
Marketable securities	—	35,965
Accounts Receivable	240	199
Inventory	208	224
Prepaid expenses and other current assets	216	372

Total current assets	34,126	40,001
Property and equipment, net	617	687
Other Assets	169	70

Total assets	$34,912	$40,758

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,216	$1,609
Accrued compensation	230	662
Accrued clinical study costs	2,004	300
Other accrued expenses	623	95

Total current liabilities	4,073	2,666
Deferred rent and deposit	247	178

Total liabilities	4,320	2,844

Commitments and Contingencies (Note 4)
Minority Interest	20	24
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding

Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, liquidation value $1,884, issued and outstanding 157 shares at June 30, 2005 and December 31, 2004	747	747

Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, liquidation value $3,492, issued and outstanding, 291 shares at June 30, 2005 and December 31, 2004	1,795	1,795

Common stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 15,362,574 and 14,825,558 shares at June 30, 2005 and December 31, 2004, respectively	15	15
Additional paid-in capital	203,729	201,218
Deferred stock-based compensation	(107)	(97)
Accumulated other comprehensive income
Accumulated deficit	(175,607)	(165,788)

Total stockholders’ equity	30,572	37,890

Total liabilities and stockholders’ equity	$34,912	$40,758

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In Thousands, Except Share and Per Share Data)
Revenues
Licensing fees		$73		$73
Product sales	$240		$240

Total revenues	$240	$73	$240	$73

Operating expenses:
Cost of product sold	221		221
Research and development	3,373	1,317	7,082	2,174
General and administrative	1,437	1,329	2,555	2,617
Stock-based charges	36	86	694	158

Total operating expenses	5,067	2,732	10,552	4,949

Loss from operations	(4,827)	(2,659)	(10,312)	(4,876)

Other income, net	275	87	489	136

Net loss before minority interest in consolidated subsidiary	(4,552)	(2,572)	(9,823)	(4,740)
Minority interest in net loss of consolidated subsidiary	2		4

Net loss	$(4,550)	$(2,572)	$(9,819)	$(4,740)

Basic and diluted net loss per share	$(0.30)	$(0.20)	$(0.65)	$(0.44)

Basic and diluted weighted average common shares outstanding	15,353,938	12,766,551	15,243,965	11,035,297

Supplemental Information
Stock-based charges — Components:
Research and development	$16	$2	$654	$4
General and administrative	20	84	40	154

Total stock based charges	$36	$86	$694	$158

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-Months	Six-Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(In Thousands, Except Share and Per
	Share Data)
Cash Flows From Operating Activities:
Net loss	$(9,819)	$(4,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	101
Amortization of deferred stock-based compensation	100	158
Gain on sale of assets		(6)
Fair value of common stock issued in connection with drug license	594
Minority interest in subsidiary	(4)
Changes in operating assets and liabilities:
Increase in Accounts Receivable	(41)
Decrease in Inventory	16
Decrease in other current assets	161	42
Increase (decrease) in accounts payable and accrued expenses	1,839	(431)
Decrease in accrued compensation and related taxes	(432)	(841)
Increase in other non-current liabilities	69	—

Net cash used in operating activities	(7,397)	(5,717)

Cash Flows From Investing Activities:
Sales of marketable securities	35,965
Purchases of marketable securities	(104)	(38,680)
Purchases of property and equipment	(50)	(27)

Net cash provided by (used in) investing activities	35,811	(38,707)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses paid during the period	750	25,323
Proceeds from exercise of warrants	1,052
Proceeds from exercise of stock options	5
Payments made on capital lease obligations		(145)
Minority investment in subsidiary		20

Net cash provided by financing activities	1,807	25,198

Net increase (decrease) in cash and cash equivalents	30,221	(19,226)
Cash and cash equivalents, beginning of period	3,241	24,581

Cash and cash equivalents, end of period	$33,462	$5,355

Supplemental Cash Flow Information:
Interest paid	$—	$3

Income taxes paid	$1	$1

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$594	$—

Preferred stock dividends paid with common stock	$63	$98

Fair value of warrants issued to consultants for services	$110	$157

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
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
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain quarterly amounts have been reclassified to conform to the current period presentation.
2. Summary of Significant Accounting Policies and Estimates
   Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of June 30, 2005, we had three subsidiaries: NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002; Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; and NeoGene Technologies, Inc. (NeoGene), an inactive subsidiary, 88.4% owned, incorporated in California in October 1999. We have eliminated all significant intercompany accounts and transactions.
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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
(Unaudited)
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
   Cash, Cash Equivalents and Marketable Securities
     Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, and institutional money market funds, but from time to time also include corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that we intend to hold for more than one year are classified as long-term investments.
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
     As of June 30, 2005, we had a bank account with a balance that exceeded the amount insured by the Federal Deposit Insurance Corporation by $1,242,000. We believe this concentration risk is mitigated by the financial strength of the bank at which we maintain the account.
   Inventory
     Inventory is stated at the lower of cost (first-in, first-out method) or market. As of June 30, 2005, inventory consisted of approximately $111,000 raw materials and $97,000 finished goods.
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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
(Unaudited)
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
     Revenue from sales of product is recognized upon shipment of product when title and risk of loss have transferred to the customer, and provisions for estimates, including promotional adjustments, price adjustments, returns, and other potential adjustments are reasonably determinable. Such revenue is recorded, net of such estimated provisions, at the minimum amount of the customer’s obligation to us. Additional revenue, if any, resulting from profit sharing arrangements are recorded when the amount of such profit sharing revenue is determinable with reasonable certainty. We state the related accounts receivable at net realizable value, with any allowance for doubtful accounts charged to general operating expenses.
   Research and Development
     Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. We expense all research and development costs in the period incurred.
   Basic and Diluted Net Loss Per Share
     In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.
     We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of June 30, 2005 and 2004, such potentially dilutive common stock equivalents amounted to approximately 11 million and 10 million shares, respectively.
     The following data show the amounts used in computing basic loss per share for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In Thousands, Except Share and Per Share Data)
Net loss	$(4,550)	$(2,572)	$(9,819)	$(4,740)
Less:
Preferred dividends paid in cash or stock	(32)	(45)	(63)	(98)

Income available to common stockholders used in computing basic earnings per share	$(4,582)	$(2,617)	$(9,882)	$(4,838)

Weighted average shares outstanding	15,353,938	12,766,551	15,243,965	11,035,297

Basic and diluted net loss per share	$(0.30)	$(0.20)	$(0.65)	$(0.44)

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
(Unaudited)
   Accounting for Stock-Based Employee Compensation
     At June 30, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 9 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, we account for grants pursuant to those plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant.
     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, using the straight-line method, for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In Thousands, Except Share and Per Share Data)
Net loss, as reported	$(4,550)	$(2,572)	$(9,819)	$(4,740)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(797)	(457)	(2,779)	(866)

Pro forma net loss	$(5,347)	$(3,029)	$(12,598)	$(5,606)

Loss per share:
Basic and diluted — as reported	$(0.30)	$(0.20)	$(0.65)	$(0.44)

Basic and diluted — pro forma	$(0.35)	$(0.24)	$(0.83)	$(0.52)

   Comprehensive Loss
     The net loss reflected on our Consolidated Statements of Operations substantially represents the total comprehensive loss for the periods presented.
   New Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, currently expected to be January 1, 2006. The adoption of this Statement is expected to result in significantly higher reported operating expenses in our future financial statements. Had we adopted the provisions of Statement No. 123(R) as of January 1, 2005, our reported loss for the six-month period ended June 30, 2005 would have been approximately $2,779,000 higher, or $12,598,000, as disclosed above in this Note 2, Accounting for Stock-Based Employee Compensation.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
(Unaudited)
3. Products and Strategic Alliances
     As of June 30, 2005, we had seven proprietary drug product candidates under development: satraplatin, EOquin ™, elsamitrucin, ozarelix (formerly SPI-153), lucanthone, RenaZorb™, and SPI-1620, and through the date of this report have filed eleven ANDAs with the FDA, including those for ciprofloxacin tablets and carboplatin injection, which have been approved by the FDA. We are developing our proprietary drug product candidates for the treatment of a variety of cancers and other unmet medical needs. We are also active in filing ANDAs with the FDA seeking approval for marketing generic versions of branded prescription drugs whose patent protection has either already expired or is scheduled to expire in the foreseeable future. In addition, we have a few neurology compounds that we may out-license to third parties for further development.
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
     Cura Pharmaceuticals Co., Inc (CURA): In April 2005, we entered into an exclusive agreement with Cura Pharmaceuticals Co. Inc. for the marketing and distribution in the United States of carboplatin injection, which was approved by the FDA in June 2005. Under the terms of this agreement, we sell the product to Cura at prices specified in the agreement. In addition, we are entitled to share in the profit, if any, between such specified prices and the selling prices ultimately realized by Cura.
     Products under development
     The following is a brief outline of the products under development as of June 30, 2005:
     Satraplatin: Satraplatin is an orally-administered chemotherapeutic agent that has an initial indication of efficacy in treating hormone refractory prostate cancer. As of June 30, 2005, a Phase 3 clinical trial conducted by our development partner, GPC Biotech AG, was proceeding in accordance with plans.
     EOquin ™: EOquin (EO-9), a synthetic drug which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for its initial indication, recurrent superficial bladder cancer. As of June 30, 2005, a Phase 2 clinical trial had been completed and the study report is being finalized. In addition, EO-9 is being evaluated as a radiation sensitizer.
     Elsamitrucin: Elsamitrucin, an anti-tumor antibiotic that acts as a dual inhibitor of two key enzymes involved in DNA replication, topoisomerase I and II, is currently being developed for its initial indication, refractory non-Hodgkin’s lymphoma. As of June 30, 2005, a Phase 2 clinical trial was proceeding in accordance with plans.
     Ozarelix: Ozarelix (formerly SPI-153), a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist is under evaluation for its initial indications, hormone-dependent prostate cancer and benign prostatic hypertrophy. As of the date of this report, Phase 2 clinical trials had been initiated in each of those indications.
     Lucanthone: In May 2005, we entered into a license agreement with Dr. Robert E. Bases, the inventor of a method of treating cancer of the central nervous system through the administration of lucanthone and radiation, whereby we

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
(Unaudited)
acquired worldwide exclusive rights to develop and commercialize a product based upon his invention, lucanthone. Lucanthone, an orally active radiation sensitizer, has the potential to improve the treatment outcomes in a number of human malignancies, specifically brain tumors, as it readily crosses the blood brain barrier. Published studies have demonstrated that lucanthone could increase the effectiveness of radiation treatments by preventing post-radiation repair of DNA damage, leading to loss of cancer cell viability. Lucanthone is currently in phase 2 clinical trials. We paid a small upfront payment to Dr. Bases. In addition, we are obligated to make future periodic payments, contingent upon the achievement of a certain regulatory milestone and royalties on potential net sales, if any.
     RenaZorb ™: In January 2005, we entered into a license agreement with Altair Nanotechnologies, Inc., whereby we acquired an exclusive worldwide license to develop and commercialize, for all human therapeutic and diagnostic uses, RenaZorb ™. These are two second-generation lanthanum-based phosphate binding agents, which utilize Altair’s proprietary lanthanum nanoparticle technology and have the potential to treat hyperphosphatemia, or high phosphate levels in blood, in patients with end-stage and chronic kidney disease. We paid Altair an upfront payment of 100,000 restricted shares of our common stock and $200,000 in cash, and received 38,314 shares of Altair common stock, which we recorded as a long-term investment at $104,000, the fair value of the stock on the date the transaction was consummated. We are obligated to make future payments contingent upon the successful achievement of development and regulatory milestones specified in the agreement, and, in addition, are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities.
     SPI-1620: In February 2005, we entered into a license agreement with Chicago Labs, Inc., whereby we acquired an exclusive worldwide license to develop and commercialize SPI-1620, an endothelinB agonist, which we believe may selectively dilate tumor blood vessels and thereby selectively increase the delivery of anti-cancer drugs to cancer tissue, for the treatment of cancer. We paid Chicago Labs an upfront fee of $100,000 in cash, and are obligated to make future payments some of which are contingent upon the successful achievement of development and regulatory milestones specified in the agreement. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities.
4. Commitments and Contingencies
   Facility and Equipment Leases
     As of June 30, 2005 we were obligated under a facility lease and several operating equipment leases. We have sub-leased a portion of our facility through September 2007, with a renewal option through the remaining term of our underlying lease.
     Minimum lease commitments, and minimum contractual sublease income for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

	Lease Commitments	Sub-Lease Income
Year ending December 31:		Commitments
	Amounts In Thousands
2005 (Remainder of year)	$222	$108
2006	$452	$225
2007	$471	$171
2008	$491	$—
2009	$250	$—
Thereafter	$3	$—

	$1,889	$504

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
(Unaudited)
   Licensing Agreements
     Each of our proprietary drug product candidates is being developed pursuant to license agreements, which provide us with exclusive rights to certain territories to, among other things, develop, sublicense, and sell the drug product candidates. With regard to one of our drug product candidates, satraplatin, we have out licensed our rights to GPC Biotech AG. We are required to use commercially reasonable efforts to develop the drug product candidates, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.
     The potential contingent milestone obligations, aggregating approximately $50 million as of June 30, 2005, under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of Phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.
     Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations, which will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain specified milestones will be achieved over the next twelve months. If the anticipated milestones are achieved, we will likely become obligated to issue 100,000 restricted shares of our common stock in the second half of 2005 and pay approximately $1.3 million in cash during the next twelve months.
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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
(Unaudited)
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
   Litigation
     On February 18, 2005, GlaxoSmithKline filed a lawsuit against us in the United States District Court for the District of Delaware, alleging infringement of a patent on Imitrex®. This lawsuit was filed as a result of an ANDA that we filed with the FDA in October 2004 for sumatriptan succinate injection, seeking approval to engage in the commercial manufacture, sale, and use of the sumatriptan succinate injection product in the United States. Sumatriptan succinate is marketed by GlaxoSmithKline under the brand name Imitrex® and is used for the acute treatment of migraine attacks and the acute treatment of cluster headache episodes in adults. Our ANDA includes a Paragraph IV certification that the patent expiring in 2009 associated with GlaxoSmithKline’s Imitrex® injection, is invalid, unenforceable and/or will not be infringed by our generic product candidate. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, we believe that we have substantial and meritorious basis with respect to our Paragraph IV challenge of the GlaxoSmithKline patent for sumatriptan succinate injection.
5. Stockholders’ Equity
   Common Stock
     In connection with the license agreement with Altair Nanotechnologies, Inc., in January 2005, we issued 100,000 restricted shares of Spectrum common stock to Altair. The fair value of the stock, $594,000, was recorded as a stock-based charge for the six-month period ended June 30, 2005.
     In connection with the FDA approval of the ciprofloxacin tablets ANDA in September 2004, an entity affiliated with J.B. Chemical & Pharmaceuticals Ltd., our joint venture partner for ciprofloxacin, invested $750,000 in February 2005. We issued 119,617 restricted shares of common stock to that entity, based on the closing price of our common stock, $6.27, on the day prior to the FDA approval.
   Deferred Stock-Based Compensation
     During the six-month period ended June 30, 2005, we granted 996,152 stock options to employees and a consultant at exercise prices equal to or greater than the quoted price of our common stock on the grant dates. The fair value of the stock options to the consultant was estimated at approximately $110,000, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 91.6%; risk free interest rate of 3.7%; and an expected life of five years, was recorded as deferred compensation, and is being amortized to expense over the vesting period of the option.
     During the six-month periods ended June 30, 2005 and 2004, amortization of deferred stock-based compensation amounted to $100,000 and $158,000, respectively.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(continued)
June 30, 2005
(Unaudited)
   Warrants Activity
     We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction, or in connection with services rendered by placement agents and outside consultants. Our outstanding warrants expire at varying dates through April 2009. Below is a summary of warrant activity during the six-month period ended June 30, 2005:

	Common Stock	Weighted Average
	Warrants	Exercise Price

Outstanding at beginning of period	6,561,789	$9.71
Granted	—	$—
Exercised	(300,963)	$3.50
Forfeited	—	$—
Expired	(28,160)	$463.63

Outstanding, at the end of period	6,232,666	$9.57

Exercisable, at the end of period	6,232,666	$7.96

   Stock Incentive Plans Activity
     Below is a summary of activity, for all of our stock incentive plans, during the six-month period ended June 30, 2005:

		Weighted
	Common	Average
	Stock	Exercise
	Options	Price

Outstanding at beginning of period	2,370,026	$7.97
Granted	996,152	$6.61
Exercised	(12,350)	$11.11
Forfeited	(26,350)	$6.49
Expired	(5,000)	$1.05

Outstanding, at the end of period	3,322,478	$7.58

Exercisable, at the end of period	1,754,075	$8.34

     As of June 30, 2005, approximately 1.2 million incentive awards were available for grant under all of our stock incentive plans.
     We apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees and directors, and do not recognize compensation expense when the exercise price of the options equals or exceeds the fair market value of the underlying shares at the date of grant. All of the options granted during the six-month period ended June 30, 2005 were made at fair market values on the dates authorized by the Board of Directors or the Compensation Committee, as applicable.
   Common Stock Reserved for Future Issuance
     As of June 30, 2005, approximately 11 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series D preferred shares	665,691
Conversion of Series E preferred shares	582,000
Exercise of stock options	3,322,478
Exercise of warrants	6,232,666

Total shares of common stock reserved for future issuances	10,802,835

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future product development activities and costs, the revenue potential of our product candidates, the timing and likelihood of achieving development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including “Risk Factors”. These factors include, but are not limited to:
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
Overview
     Spectrum Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drug products for various indications. While we own patent rights to certain product candidates, the drug products we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired exclusive rights to develop and commercialize those compounds in territories specified in the agreements. We are also actively seeking FDA approval for marketing generic versions of branded drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future. We currently have two generic products approved by the FDA for marketing in the United States, ciprofloxacin tablets and carboplatin injection.
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
Business Outlook
     Our primary business focus for 2005, and beyond, will be to continue to acquire and develop a portfolio of marketable prescription drug products with a mix of near-term and long-term revenue potential. As of the date of filing this report, we had seven proprietary drug product candidates under development: satraplatin, EOquin ™, elsamitrucin, ozarelix, lucanthone, RenaZorb ™, and SPI-1620.
•	Funding for satraplatin clinical trials is being borne entirely by our co-development partner GPC Biotech who is currently enrolling patients in a Phase 3 clinical trial, which is expected to be completed by the end of 2005. A rolling NDA filing is expected to begin in the second half of 2005 and interim analysis of the Phase 3 data is anticipated to be announced in early 2006. Completion of a full NDA filing is expected during the second half of 2006.

•	We funded the Phase 2 clinical trial of EOquin, which concluded enrollment in December 2004. Data from the trial has been monitored and a written report is currently being finalized. We are planning to meet with the FDA before the end of 2005 regarding plans to begin a Phase 3 clinical trial in 2006.

•	We began funding a Phase 2 clinical trial of elsamitrucin in April 2004, and the trial is proceeding as planned. Patient enrollment is expected to be completed by the end of 2005.

•	We initiated and are funding two Phase 2 multicenter clinical trials of ozarelix in Europe and expect that these trials will conclude in the first half of 2006. With concurrence from the FDA, we recently began a Phase 1/2 clinical trial of ozarelix in the United States, which we will fund.

•	We recently acquired the worldwide rights to lucanthone, which is currently in an ongoing Phase 2 clinical trial.

•	We plan to fund the development, including clinical trials, of two drugs RenaZorb ™ and SPI-1620, and expect to file INDs with the FDA on these drugs in the next twelve to eighteen months.

•	Our goal is to continue to acquire or license additional promising drug product candidates for clinical stage development.
     We have filed eleven ANDAs with the FDA, including that for ciprofloxacin tablets and carboplatin injection, which received FDA approval in September 2004 and June 2005, respectively. As of the date of this report, we are awaiting the approval by the FDA of nine ANDAs, including one ANDA for sumatriptan succinate injection, which we believe we are the first-to-file for our ANDA with paragraph IV certification. We are currently in litigation over one of the patent(s) for Imitrex®, and if we are successful in our challenge, and we obtain 180-day marketing exclusivity as the only generic product, the resulting revenue made could be significant.
•	While we have recorded only modest revenues to-date from product sales, partly attributable to our late entry into the market, we are unable at this time to reliably estimate recurring revenues or profits from these generic products in the foreseeable future.

•	We have observed significant price declines in the marketplace for each of our marketed products, due to the FDAs approval of several competing ANDAs, and the resultant glut of product introduced on the launch dates. We continue to explore sales opportunities for both products and believe that after the initial product glut is absorbed by the market, we will be in a position to realize at least modest revenues from each product.

•	We intend to continue to pursue our strategy of filing additional ANDAs for selected niche products, including several injectable products, and to have 15 to 20 generic drugs FDA approved and marketed in the U.S. over the next 5 years. We continue to believe that this strategy will increase the critical mass of our generic drug portfolio, and in due course will result in more meaningful revenues.

Financial Condition
   Liquidity and Capital Resources
     Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987, through June 30, 2005, have exceeded $170 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech AG and any profits from the sale of generic products.
     We believe that the approximately $33 million in cash, cash equivalents and marketable securities that we had on hand as of June 30, 2005, will allow us to fund our current planned operations for at least the next twelve months. While anticipated profits from the sale of generic drugs, if we are successful in generating revenues from generics, may help defray some of the expenses of operating our business, we believe that in order to prepare the company for future drug product acquisition and development, and to capitalize on growth opportunities, we will, for the foreseeable future, need to continue to raise funds through public or private financings. Our operations have historically been financed by the issuance of capital stock because it is generally difficult to fund pharmaceutical research and development via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of research and the timing of those results.
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
     Our expenditures for research and development and general and administrative expenses consist of direct and indirect costs. We anticipate that over the next twelve months, our indirect costs, such as personnel, occupancy and other fixed costs, will range between approximately $9 million and $10 million. The following describes our current assessment of direct, or product specific development costs, such as upfront license fees, milestone payments, active pharmaceutical ingredient (API), clinical trials, patent related legal costs, and product liability insurance, among others, for each significant proprietary product, and generics as a group, currently under development. As we mentioned above, these costs are subject to uncertainties inherent in new drug development. In addition, the expenses are not necessarily cumulative. We may reduce the amount we spend on one product to shift our cash resources to another product. Therefore, what we actually spend to develop a particular product may not fall within the estimated range and the estimated ranges may change from quarter to quarter based upon changes in priorities or strategy and/or the results of the development. While we do not receive any funding from third parties for research and development we conduct, our estimated costs could be mitigated should we enter into co-development agreements for any of our drug product candidates.
•	Satraplatin: The costs of conducting clinical trials are being borne entirely by our co-development partner GPC Biotech. While we have licensed the development of satraplatin to GPC Biotech, we are not obligated to reimburse GPC Biotech for development costs they incur or to refund any license or milestone payments we receive.

•	EOquin ™: Excluding indirect costs described earlier, we incurred approximately $500,000 on the development of EOquin ™ in the quarter ended June 30, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the outcome of discussions with the FDA expected to occur within approximately the next six months.

•	Elsamitrucin: Excluding indirect costs described earlier, we incurred approximately $500,000 on the development of Elsamitrucin in the quarter ended June 30, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the successful completion of enrollment in the Phase 2 clinical trial, targeted for the end of 2005, and analysis of the study data, expected in the first half of 2006. Completion of the current Phase 2 clinical trial is expected to cost less than $1 million.

•	Ozarelix: Excluding indirect costs described earlier, we incurred approximately $500,000 on the development of ozarelix in the quarter ended June 30, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty. Depending on the indications we develop the product for, and successful achievement of specified milestones, we may incur development costs, including milestone obligations, ranging between approximately $2 million and $5 million over the next twelve months.

•	Lucanthone: Excluding indirect costs described earlier, we incurred less than $250,000 on the development of lucanthone in the quarter ended June 30, 2005. As of the date of this report we are unable to reliably estimate the development costs for lucanthone because we only recently acquired the rights to the compound and we are still in the early stages of evaluating the development of the compound.

•	RenaZorb ™: Excluding indirect costs described earlier, we incurred less than $250,000 on the development of Renazorb in the quarter ended June 30, 2005. As of the date of this report we are unable to reliably estimate the development costs for RenaZorb ™ because we are still in the early stages of evaluating the development of the compound. However, upon successful achievement of one of the development milestones, which is anticipated to occur in 2005, we will be obligated to issue 100,000 restricted shares of our common stock to the licensor.

•	SPI-1620: Excluding indirect costs described earlier, we incurred less than $250,000 on the development of SPI-1620 in the quarter ended June 30, 2005. As of the date of this report we are unable to reliably estimate the development costs for SPI-1620 because we only recently acquired the rights to the compound and we are still in the early stages of evaluating the development of the compound.

•	Generic drugs: During the three–month period ended June 30, 2005, we have incurred costs of approximately $500,000 for the development of generic drugs, including costs for products for which we anticipate filing ANDAs in the future. Over the next twelve months we expect to incur development costs ranging between $2 million and $3 million. We do not receive any funding from third parties for research and development we conduct for generic products, nor do we pay our generic alliance partners for any research and development they incur in the development of ANDAs for regulatory approval.

Additionally, during the three-month period ended June 30, 2005, we incurred approximately $100,000 in legal fees in connection with the lawsuit regarding our patent challenge of GlaxoSmithKline’s Imitrex® injection. Over the next twelve months we expect to incur additional legal fees ranging between $1 million and $2 million, unless the matter is resolved by an out of court settlement.
In addition to the foregoing drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in licensing additional products, our research and development expenditures would increase.
Under our various licensing agreements we are contingently obligated to make cash milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones over the next twelve months. Upon successful achievement of these milestones, we will likely become obligated to pay approximately $1.3 million in cash during the next twelve months.
Net Cash used in Operating activities
     During the six-month period ended June 30, 2005, the net cash used in operations was approximately $7.4 million, and was net of interest income of approximately $489,000 earned during the period.

     Based on our current plans and the scope of our activities, our anticipated use of cash for operations for all of 2005, excluding the cost of in-licensing any additional drug products, is expected to average approximately $5 million per quarter. Such cash expenses are susceptible to increases or decreases dictated by results derived from the ongoing clinical trials and research and development activity.
   Net Cash provided by and used for Investing Activities
     During the six-month period ended June 30, 2005, we invested our funds in short-term treasury securities and money market accounts resulting in conversion of approximately $36 million of marketable securities into cash and cash equivalents. We also paid Altair $200,000 in cash in connection with the in-licensing of Renazorb. The fair value of Altair common stock received, approximately $104,000, was recorded as a long-term investment and the remaining amount of $96,000 was charged as research and development expense for the six-month period ended June 30, 2005.
   Net Cash provided by and used for Financing Activities
     Net cash provided by financing activities, approximately $1.8 million, for the six-month period ended June 30, 2005, was comprised of $1.1 million from the exercise of outstanding warrants for 300,963 shares of our common stock, and from the exercise of stock options for 5,000 shares of our common stock, and $750,000 received as an equity investment for the issuance of 119,617 restricted shares of our common stock.
Results of Operations
Results of Operations for the three-month period ended June 30, 2005 Compared to the three-month period ended June 30, 2004
     For the three-month period ended June 30, 2005, we incurred a net loss of approximately $4.6 million compared to a net loss of approximately $2.6 million in the three-months ended June 30, 2004. The increase of $2 million in the net loss was primarily due to an increase in research and development expense.
     As of June 30, 2005, the FDA has approved two of our products, ciprofloxacin tablets and carboplatin injection, for sale in the United States. During the three-month period ended June 30, 2005, we had $240,000 of revenues from product sales. In addition, pursuant our agreement with one of our distributors, Cura Pharmaceuticals, we are entitled to a percentage of the selling price in excess of the minimum selling prices specified in the agreement. Future product sales are dependent on our distributors reordering the product from us. Cost of product sold was $221,000, including certain nonrecurring initial costs. The profit margin earned during the period is not considered representative of future margins, if any. During the three-month period ended June 30, 2004, we had $73,000 of revenues representing amounts received from the GPC Biotech under our license agreement for commissions on drug products used by GPC Biotech in clinical trials. The timing and amount of future commissions is neither predictable nor assured.
     Research and development expenses increased by approximately $2 million, from $1.3 million in the three–month period ended June 30, 2004 to $3.4 million in the three–month period ended June 30, 2005, primarily due to an increase resulting from an expansion in the number and scope of our clinical trials and other research and development activity. During the three-month period ended June 30, 2004, the principal clinical trials costs related to a Phase 2 trial on EOquin ™. In the three-month period ended June 30, 2005, we incurred costs related to multiple Phase 2 clinical trials on EOquin ™, elsamitrucin and ozarelix, as described elsewhere in this report.
     General and administrative expenses increased by approximately $0.1 million, from $1.3 million in the three-month period ended June 30, 2004 to $1.4 million in the three-month period ended June 30, 2005, primarily due to increases in legal and professional fees.
     Stock-based charges decreased by approximately $50,000, from $86,000 in the three-month period ended June 30, 2004 to $36,000 in the three-month period ended June 30, 2005, due to fewer options and warrants granted to consultants in 2005.

     Other income consisted of net interest income of $275,000 for the three-month period ended June 30, 2005 and $87,000 for the three-month period ended June 30, 2004. The increase of $188,000 is attributable to significantly higher average interest rates in 2005.
Results of Operations for the six-month period ended June 30, 2005 Compared to the six-month period ended June 30, 2004
     For the six-month period ended June 30, 2005, we incurred a net loss of approximately $9.8 million compared to a net loss of approximately $4.7 million in the six-month period ended June 30, 2004. The increase of $5.1 million in the net loss was primarily due to an increase in research and development expense.
     As of June 30, 2005, the FDA has approved two of our products, ciprofloxacin tablets and carboplatin injection, for sale in the United States. During the six-month period ended June 30, 2005, we had $240,000 of revenues from product sales to our distributor Cura Pharmaceuticals for carboplatin injection. In addition, we may receive additional revenue from these product sales for our share of any net profit margin generated by our distributor. Future product sales is dependent on our distributors reordering the product from us. Cost of product sold was $221,000, including certain nonrecurring initial costs. The profit margin earned during the period is not considered representative of future margins, if any. During the six-month period ended June 30, 2004, we had $73,000 of revenues representing amounts received from the GPC Biotech under our license agreement for commissions on drug products used by GPC Biotech in clinical trials. The timing and amount of future commissions is neither predictable nor assured.
     Research and development expenses increased by approximately $4.9 million, from $2.2 million in the six–month period ended June 30, 2004 to $7.1 million in the six–month period ended June 30, 2005, primarily due to an increase resulting from an expansion in the number and scope of our clinical trials and research and development activity. During the six-month period ended June 30, 2004, the principal clinical trials costs related to a Phase 2 trial on EOquin ™. In the six-month period ended June 30, 2005, we incurred costs related to multiple Phase 2 clinical trials on EOquin ™, elsamitrucin and ozarelix, as described elsewhere in this report.
     General and administrative expenses were approximately $2.6 million in each of the six-month period ended June 30, 2005 and 2004.
     Stock-based charges increased by approximately $0.5 million, from $158,000 in the six-month period ended June 30, 2004 to $694,000 in the six-month period ended June 30, 2005, primarily due to the recording of the estimated fair value of 100,000 shares of common stock issued to Altair Nanotechnologies, Inc. in connection with the in-licensing of RenaZorb ™.
     Other income consisted of net interest income of $489,000 for the six-month period ended June 30, 2005 and $136,000 for the six-month period ended June 30, 2004. The increase of $353,000 is attributable to significantly higher average interest rates in 2005.
Off-Balance Sheet Arrangements
     None.

Contractual and Commercial Obligations
     The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of June 30, 2005:
Payment Due by Period

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	$—	$—	$—	$—	$—
Operating Lease Obligations (3)	$1,889	$443	$942	$504	$—
Purchase Obligations (4)	$2,444	$2,114	$330	$—	$—
Contingent Milestone Obligations (5)	$49,190	$1,290	$3,900	$6,050	$37,950

Total	$53,523	$3,847	$5,172	$6,554	$37,950

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Employment Agreements”.

(2)	As of June 30, 2005, we had no capital lease obligations.

(3)	The operating lease obligations are substantially related to the facility lease for our corporate office, which extends through June 2009.

(4)	Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of June 30, 2005.

(5)	Milestone Obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential cash milestone obligations as of June 30, 2005, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
  Licensing Agreements
     Each of our proprietary drug product candidates is being developed pursuant to license agreements, which provide us with exclusive rights to certain territories to, among other things, develop, sublicense, and sell the drug product candidates. With regard to one of our drug product candidates, satraplatin, we have out licensed our rights to GPC Biotech AG. We are required to use commercially reasonable efforts to develop the drug product candidates, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.
     The potential contingent milestone obligations, aggregating approximately $50 million as of June 30, 2005, under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of Phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.

     Given the uncertainty of the drug development process, we are unable to predict when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations, which will be recorded as expense when the milestone is achieved. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of specified milestones over the next twelve months. Upon successful achievement of these milestones we will likely become obligated to issue 100,000 restricted shares of our common stock in the second half of 2005 and pay approximately $1.3 million in cash during the next twelve months.
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
   Cash, Cash Equivalents and Marketable Securities
     Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, and institutional money market funds, but from time to time also include corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that we intend to hold for more than one year are classified as long-term investments.
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

     Revenue from sales of product is recognized upon shipment of product when title and risk of loss have transferred to the customer, and provisions for estimates, including promotional adjustments, price adjustments, returns, and other potential adjustments are reasonably determinable. Such revenue is recorded net of such estimated provisions, at the minimum amount of the customer’s obligation to us. Additional revenue, if any, resulting from profit sharing arrangements are recorded when the amount of such profit sharing revenue is determinable with reasonable certainty. We state the related accounts receivable at net realizable value, with any allowance for doubtful accounts charged to general operating expenses.
   Research and Development
     Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. We expense all research and development costs in the period incurred.
   Accounting for Stock-Based Employee Compensation
     At June 30, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 9 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. As permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”, we account for grants pursuant to those plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants, and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant.
   New Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, currently expected to be January 1, 2006. The adoption of this statement is expected to result in significantly higher reported operating expenses in our future financial statements. Had we adopted the provisions of Statement No. 123(R) as of January 1, 2005, our reported loss for the six-month and six-month periods ended June 30, 2005 would have been $2,779,000 higher, or $12,598,000.
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
     Our cumulative losses since our inception in 1987 through June 30, 2005 were in excess of $170 million. We lost approximately $12 million in 2004, $10 million in 2003, $18 million in 2002 and approximately $10 million in the six-month period ended June 30, 2005. We expect to continue to incur losses in the future, particularly as we continue to invest in the development of our drug product candidates, acquire additional drug candidates and expand the scope of our operations. We have received FDA approval to market two generic drug products, ciprofloxacin tablets and carboplatin injection, in the United States and recorded modest revenue in the fourth quarter of 2004, and the second quarter of 2005. However, we may never achieve significant revenues from sales of products or become profitable. Even if we eventually generate significant revenues from sales, we will likely continue to incur losses over the next several years.
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

     Our proprietary drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status
Satraplatin	Hormone Refractory Prostate Cancer	Late Phase 3 clinical trial

EOquin ™ (EO9)	Recurrent Superficial Bladder Cancer	Late Phase 2 clinical trial

Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2 clinical trial

Ozarelix (formerly SPI-153)	Hormone Dependent Prostate Cancer	Phase 1/2 clinical trials

Ozarelix (formerly SPI-153)	Benign Prostatic Hypertrophy	Phase 2 clinical trial

Lucanthone	Radiation Sensitizer for Brain tumors and brain metastases	Phase 2 clinical trial

Satraplatin	Non-small cell lung cancer	Phase 1/2 clinical trial

Satraplatin	In combination with Taxotere®	Phase 1 clinical trial

EO9	Radiation Sensitizer	Pre-clinical

RenaZorb ™	End-stage Renal Disease, Chronic Kidney Disease	Pre-clinical

SPI-1620	Adjunct to Chemotherapy	Pre-clinical
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
The development of our drug candidate, ozarelix, may be adversely affected by the development efforts of Zentaris GmbH who retained certain rights to the product.
     Zentaris GmbH licensed the rights to us to develop and market ozarelix in the United States, Canada, Mexico and India. Zentaris may conduct their own clinical trials on ozarelix for regulatory approval in other parts of the world. We will not have control over Zentaris’ efforts in this area and our own development efforts for ozarelix may be adversely impacted if their efforts are not successful.
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
     Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, our Chief Scientific Officer. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded the major changes in our business strategy and coordinated our structural reorganization. Dr. Lenaz has been President of our Oncology Division from November 2000 to February 2005 and Chief Scientific Officer since 2005, and has played a key role in the identification and development of our proprietary drug candidates. The loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2005, with automatic one-year renewals thereafter unless we, or Dr. Shrotriya, give notice of intent not to renew at least 90 days in advance of the renewal date. Dr. Lenaz has an employment agreement with us that will expire on July 1, 2006, with automatic one year renewals thereafter unless we, or Dr. Lenaz, give notice of intent not to renew at least 90 days in advance of the renewal date.
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
     In addition, we, or our potential corporate partners, may not successfully introduce our proposed proprietary products or our proposed proprietary products may not achieve acceptance by patients, health care providers and insurance companies. Further, it is possible that we may not be able to secure arrangements to manufacture and market our proposed proprietary products at prices that would permit us to make a profit. To the extent that corporate partners conduct clinical trials, we may not be able to control the design and conduct of these clinical trials.
We may have conflicts with our partners that could delay or prevent the development or commercialization of our product candidates.
We may have conflicts with our partners, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues:

•	unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due to us under a collaboration;

•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

•	unwillingness by the partner to cooperate in the development of the product, including providing us with product data or materials;

•	unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

•	initiating of litigation by the partner to resolve the dispute; or

•	attempts by the partner to terminate the agreement.
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
     Competition for branded or proprietary drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies. We have seven proprietary drug candidates currently under development. We may not be successful in any or all of these studies; or if successful, and if one or more of our proprietary drug candidates is approved by the FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our drug candidates. Companies active in the areas of oncology which is our focus include Astra Zeneca, Amgen, Inc., Bayer AG, Eli Lilly and Co., Genentech, Inc., Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Sanofi-Aventis Inc., Pfizer, Inc., Chiron Corp., Genta Inc., Imclone Systems Incorporated, MGI Pharma, Inc., SuperGen, Inc., Roche Pharmaceuticals, Schering-Plough, Johnson & Johnson and others who are more established and are currently marketing products for the treatment of various forms of cancer including the forms our oncology drug candidates target. Many of our competitors are large and well capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.
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
     With regard to our drug product candidate, RenaZorb™, under the new National Kidney Foundation K/DOQI guidelines for treating hyperphosphatemia, non-calcium, non-aluminum binders are the recommended first-line long-term therapy for managing high phosphate levels. Genzyme Corporation’s Renagel® and Shire Pharmaceutical’s Fosrenol® are the only two FDA approved non-calcium, non-aluminum, branded pharmaceuticals specifically for the treatment of hyperphosphatemia in end stage renal disease. We expect to compete with these products and potentially others based upon phosphate binding capacity, patient compliance, side effects and cost. While we believe RenaZorb™ has the potential to perform better than these competitors, if RenaZorb™ is successfully developed and receives FDA approval, it will be a number of years after Renagel® and Fosrenol® have been FDA approved and marketed. In addition, Genzyme and Shire may seek to modify their products or create new therapies that could reduce or eliminate any perceived benefit we believe RenaZorb™ may have over these products.
     Our success in the marketing of our generic drug products will depend significantly upon our ability to forecast market conditions that may prevail after we obtain ANDA approval and identify generic drugs that our strategic partners and associated suppliers can produce for us cost-effectively. In addition, we must be able to expand our marketing, selling and distribution relationships in the United States since we currently do not have any internal distribution capabilities and alliances with only two product distributors. Furthermore, as a new generic competitor entering the marketplace, which is made up of many well-established companies, with established customers as well as established sales, marketing and distribution organizations, we may not be able to successfully compete.
     Because price is the primary basis for competition among generic versions of a given drug, any ability by our competitors to reduce production costs can provide them with a significant competitive advantage, and our ability to compete will be largely dependent on our ability to obtain supplies of our generic drug product from manufacturers at favorable prices. As a new generic competitor, we will be competing against established generic companies such as Teva Pharmaceuticals, Sandoz, Barr Laboratories, Mylan Laboratories Inc., Watson Pharmaceuticals, Inc., Genpharm, Dr. Reddy’s, Ranbaxy, American Pharmaceutical Partners, Bedford Laboratories and others. In addition, it is anticipated that many foreign manufacturers will continue to enter the generic market due to low barriers to entry. These companies may have greater economies of scale in the production of their products and, in certain cases, may produce their own product supplies, such as active pharmaceutical ingredients, or can procure product supplies on more favorable terms which may provide significant cost and supply advantages to customers in the retail prescription market. We expect that the generic market will be competitive and will be largely dominated by the competitors listed above who will target many, if not all, of the same products for development as us.
     We currently have nine generic drug candidates under review at the FDA. For ciprofloxacin tablets, our first generic product candidate filed with FDA, and for which we obtained approval in September 2004, there are currently seventeen generic manufacturers approved to sell versions of ciprofloxacin tablets, such as Apotex, Barr, Cobalt, Taro, Teva, West Ward, Eon Labs, Carlsbad Technology, IVAX, Sandoz, Genpharm, Ranbaxy, Dr. Reddy’s, Martec and Mylan Laboratories, Inc. The pediatric exclusivity for Diflucan®, the branded form of fluconazole, and our second generic product filed with the FDA, expired on July 29, 2004. The market is very competitive with versions from generic drug manufacturers such as Taro Pharmaceutical Industries, Mylan Laboratories, Inc, Sandoz, Ranbaxy, IVAX, Genpharm, Gedeon Richter, TEVA, Torpharm, Roxane and Pliva approved by the FDA for sale in the U.S. We have not yet obtained approval from the FDA for fluconazole tablets and can give no assurance for when approval is likely to come, if at all. Carboplatin injection, our third generic drug ANDA filed with FDA, and for which we obtained approval in June 2005, is the generic equivalent of Bristol Meyers Squibb’s brand Paraplatin, for which the patent expired in April 2004. The FDA has granted approval, following the expiration of pediatric exclusivity in October 2004, for carboplatin injection to seven generic companies, including Pharmachemie, APP, Bedford, Mayne, Eon and Pliva. TEVA Pharmaceuticals, through an agreement with Bristol Myers Squibb, is currently selling carboplatin injection produced by Bristol Myers Squibb as a generic drug. The patent for Imitrex® injection, the brand name for sumatriptan succinate injection, for which we filed an ANDA with paragraph IV certification, has not yet expired. However, we have initiated a challenge of the patent and are currently in litigation with GlaxoSmithKline, the patent holder for Imitrex® injection. Based on the guidelines available to us, and our experience with the FDA approval process, we do not anticipate receiving approval for our seven other ANDAs, filed in 2004 and in 2005, before the first quarter of 2006, if at all, and all approvals will come after patents and/or exclusivities expire and after some of our competitors have already obtained approval and begun marketing.
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
     The generic drug market in the United States is extremely competitive, characterized by many participants and constant downward price pressure on generic drug products. Consequently, margins are continually reduced and it is necessary to continually introduce new products to achieve and maintain profitability. We have only obtained regulatory approval for two of our generic drug candidates. While we have entered into agreements with third parties to manufacture the drug products for us, given the price volatility of the generic market, we believe it is imprudent to enter into definitive agreements on transfer prices with the manufacturers of our generic drug product candidates prior to FDA approval, and we do not expect to do so until we receive FDA approval and are ready to begin selling the generic drug products. Our ability to compete effectively in the generic drug market depends largely on our ability to obtain transfer price agreements that ensure a supply of our generic drug products at favorable prices. Even if we obtain regulatory approval to market our generic drug candidates in the United States, we may not be able to complete a transfer price arrangement with the manufacturers of the drug candidates that will allow us to market the generic drug products in the United States on terms favorable to us, or at all.
     Also, if we fail to obtain approval of our ANDAs from the FDA in a timely manner, preferably before the patent and any additional exclusivity granted by the FDA to the branded drug product expire, our profitability will be significantly affected due to the significant price erosion caused by the typically large number of the generic companies entering the market. The U.S. patent and pediatric exclusivity for Cipro®, the branded form of our generic drug product ciprofloxacin tablets, had both expired by June 2004. We received approval from the FDA of our ANDA for ciprofloxacin tablets in September 2004, however, seventeen other companies have received FDA approval to market generic versions of ciprofloxacin tablets, and we have observed a significant reduction in the market price for ciprofloxacin since June 2004. The patents and all exclusivities for our four ophthalmic products and three of our undisclosed products have previously expired (one is still covered by a patent), and a number of other companies are currently selling their own generic versions of the products. In addition, we did not obtain approval of our ANDAs for fluconazole tablets and carboplatin injection prior to the expirations in July and October 2004, respectively, of the patents and exclusivities granted by the FDA to the corresponding branded products. Consequently, our ability to achieve a profit may be significantly harmed as we have observed significant reductions in the market prices for these products as well. The patents for sumatriptan succinate injection, the generic version of Imitrex®, marketed by GlaxoSmithKline, for which we filed an ANDA with paragraph IV certification in October 2004, have not yet expired.
     In addition to competitive pressures related to price, we may face opposition from the producers of the branded versions of the generic drugs for which we obtain approval. Branded pharmaceutical companies have aggressively sought to prevent generic competition, including the extensive use of litigation. On February 18, 2005, GlaxoSmithKline filed suit in U.S. federal court to prevent us from proceeding with the commercialization of our generic version of Imitrex® which action formally initiates our challenge of one of the patents listed by GlaxoSmithKline in connection with Imitrex® injection. For information regarding the risks of this litigation, please see the risk factor below.
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
     Also, branded pharmaceutical companies are selling generic versions of their own branded drugs, or authorizing other companies to sell generic versions. This could hurt our ability to capture market share and generate profits, especially if we are granted 180 days marketing exclusivity for one of our generic drugs.
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
     We have established relationships with distributors for the distribution of ciprofloxacin tablets and carboplatin injection; who have commenced distribution of these drugs. The long-term success in the marketing of our generic drugs will depend in part on our drug distribution capabilities in the U.S., our only target market for generic drugs. We may not be successful in expanding our existing distribution channels, establishing new, additional distribution channels or establishing a direct generic drug marketing capability sufficient to effectively and successfully compete in the generic drug market.

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
GlaxoSmithKline filed suit in U.S. federal court asserting that we have infringed one of their patent(s) for Imitrex® injection by filing our ANDA for sumatriptan injection, the generic form of Imitrex® injection. This challenge may prevent us from commercializing sumatriptan until after the patent has expired and may require us to incur substantial expense and the significant effort of technical and management personnel.
     On February 18, 2005, GlaxoSmithKline filed suit in U.S. federal court to prevent us from proceeding with the commercialization of our generic form of sumatriptan injection. Since patent litigation has been initiated, the FDA will not approve our ANDA until the earlier of 30 months from GlaxoSmithKline’s receipt of our notice of ANDA acceptance (the 30-month stay) or the issuance of a final non-appealed, or non-appealable court decision finding the Imitrex® patent we are currently challenging invalid, unenforceable or not infringed. If the patent is found to be infringed by the filing of our ANDA, GlaxoSmithKline could seek an injunction to block the launch of our generic product until the patent expires. This would prohibit us from obtaining the 180-day marketing exclusivity afforded by the FDA to companies who are the first to file an ANDA with a paragraph IV certification for a generic equivalent to a brand name product. We believe we are the first to file an ANDA with a paragraph IV certification for sumatriptan injection.

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
     The pharmaceutical industry is characterized by rapidly evolving technology. Technologies under development by other pharmaceutical companies could result in treatments for diseases and disorders for which we are developing our own treatments. Several other companies are engaged in research and development of compounds that are similar to our research. A competitor could develop a new technology, product or therapy that has better efficacy, a more favorable side-effect profile or is more cost effective than one or more of our drug candidates and thereby cause our drug candidate to become commercially obsolete. Some of our drug candidates may become obsolete before we recover the expenses incurred in their development. As a result, such products may never become profitable.
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
     In order to obtain approval for our generic drug candidates, we will need to scientifically demonstrate that our drug product is safe and bioequivalent to the innovator drug. Bioequivalence may be demonstrated by comparing the generic drug candidate to the innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. We plan to use our management’s experience with the regulatory approval process in the United States to prepare, file and prosecute appropriate Abbreviated New Drug Applications, or ANDAs, for our current and future generic drug candidates. Since 2003 we have filed eleven ANDAs with the FDA. In September 2004, we received approval from the FDA to market ciprofloxacin tablets in the United States and in June 2005 we received approval from the FDA to market carboplatin injection in the United States. We intend to file additional ANDAs in the foreseeable future. The FDA may not agree that our safety and bioequivalence studies provide sufficient support for approval. This could result in denial or delay of FDA approval of our generic products. Generic drugs generally have a relatively short window in which they can be profitable before other manufacturers introduce competing products that impose downward pressure on prices and reduce market share for other versions of the generic drug. Consequently, delays in obtaining FDA approval may also significantly impair our ability to compete.
Our failure to comply with extensive governmental regulation to which we are subject may delay or prevent approval of our product candidates and may subject us to penalties.
     The FDA and comparable agencies in foreign countries impose many requirements on the introduction of new drugs through lengthy and detailed clinical testing and data collection procedures, and other costly and time consuming compliance procedures. These requirements apply to every stage of the clinical trial process and make it difficult to estimate when any of our drug candidates will be available commercially, if at all. While we believe that we are currently in compliance with applicable FDA regulations, if partners, our contract research organizations, or we fail to comply with the regulations applicable to our clinical testing, the FDA may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, an institutional review board at our clinical trial sites, our third-party investigators, any comparable regulatory agency in another country, or we, may suspend clinical trials at any time if the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies or the data derived from the clinical tests may be unsuitable for submission to the FDA or other regulatory agencies.
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
     In addition, new court decisions, FDA interpretations, and legislative changes have modified the rules governing eligibility for and the timing of 180-day market exclusivity periods, a period of marketing exclusivity that the FDA may grant to an ANDA applicant who is the first to file a legal challenge to patents of branded drugs. We believe we were the first to file an ANDA for sumatriptan succinate injection, the generic form of GlaxoSmithKline’s Imitrex ® injection, and are currently in litigation with GlaxoSmithKline regarding the patent that covers this product. However, it is difficult to predict the effects such changes may have on our business or our current case. Any changes in FDA regulations, procedures, or interpretations may make ANDA approvals of generic drugs more difficult or otherwise limit the benefits available to us through the granting of 180-day marketing exclusivity. If we are not able to exploit the 180-day exclusivity period for our sumatriptan succinate injection ANDA or one of our generic product candidates that we were first to file, for any reason, our product may not gain market share, which could materially adversely affect our results of operations.
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
Our corporate compliance program may not ensure that we are in compliance with all applicable “fraud and abuse” laws and regulations, and a failure to comply with such regulations or prevail in litigation related to noncompliance could harm our business.
     Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program based upon what we believe are the relevant current best practices, we cannot guarantee that this program will protect us from future lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
If we are unable to adequately protect our technology or enforce our patent rights, our business could suffer.
     Our success with proprietary products that we develop will depend, in part, on our ability to obtain and maintain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending, however, we primarily rely on patent rights licensed from others. These patents generally give us the right and/or obligation to maintain and enforce the subject patents. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future. If our pending and future patent applications are not approved or, if approved, if such patents and the patents we have licensed are not upheld in a court of law, our ability to competitively exploit our proprietary products would be substantially harmed. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially exploit these products may be diminished.
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
     Patent and other intellectual property litigation is becoming more common in the pharmaceutical industry. Litigation is sometimes necessary to defend against or assert claims of infringement, to enforce our patent rights, including those we have licensed from others, to protect trade secrets or to determine the scope and validity of proprietary rights of third parties. Other than the lawsuit filed against us by GlaxoSmithKline related to our ANDA for sumatriptan injection, currently no third party has asserted that we are infringing upon their patent rights or other intellectual property, nor are we aware or believe that we are infringing upon any third party’s patent rights or other intellectual property. We may, however, be infringing upon a third party’s patent rights or other intellectual property, and litigation asserting such claims might be initiated in which we would not prevail or we would not be able to obtain the necessary licenses on reasonable terms, if at all. All such litigation, whether meritorious or not, as well as litigation initiated by us against third parties, is time consuming and very expensive to defend or prosecute and to resolve. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell our products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition and prospects.
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
     Our research and development efforts involved and currently involves the use of hazardous materials. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of these materials and some waste products. We believe that our safety procedures for the storage, use and disposal of these materials comply with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were to be an accident, we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use, and for pollution clean up and removal; however, future claims may exceed the amount of our coverage. Currently the costs of complying with federal, state and local regulations are not significant, and consist primarily of waste disposal expenses.
Risks Related to Our Stock
There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our common stock to fall. Any future equity issuances by us may have dilutive and other effects on our existing stockholders.
     As of June 30, 2005, there were approximately 15.3 million shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if exercised or converted, would obligate us to issue up to approximately 11 million additional shares of common stock. A substantial number of those shares, when we issue them upon conversion or exercise, will be available for immediate resale in the public market. In addition, we have filed a shelf registration statement that allows us to sell up to $100 million of our securities, some or all of which may be shares of our common stock or securities convertible into or exercisable for shares of our common stock, and all of which would be available for immediate resale in the market. We may issue and sell all of these securities within two years after January 24, 2005, the date of the effectiveness of the registration statement. If we were to sell the full $100 million available under the registration statement as common stock at a price approximately equal to the current market price of our common stock, we would issue approximately 20.0 million new shares of our common stock. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to the increased number of shares available for sale in the market.
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
     The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2004, the price of our common stock ranged between $3.92 and $10.13, and the daily trading volume was as high as 1,391,800 shares and as low as 9,900 shares. During 2005 through August 5, 2005, the price of our common stock has ranged between $4.06 and $7.50, and the daily trading volume has been as high as 1,368,400 shares and as low as 18,400 shares.

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
     We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
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
     Our primary exposure relates to interest rate risk on our investment portfolio. As of June 30, 2005 our funds were invested primarily in short term treasury securities and money market accounts. Because of the liquidity and short term nature of these instruments, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2005, any decline in the fair value of our investments would not be material.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report (Evaluation Date). Based on the foregoing, our Chief Executive Officer and Vice President Finance concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
     GlaxoSmithKline has two patents for sumatriptan succinate injection listed in the FDA’s Orange Book, which is the FDA’s listing of approved drug products. The exclusivity afforded the two patents listed in the Orange Book for Imitrex® injection will expire on June 28, 2007 and February 6, 2009, respectively in each case including extensions for pediatric exclusivity. Our ANDA includes a “Paragraph IV” certification that the later to expire patent associated with GlaxoSmithKline’s Imitrex® injection, is invalid, unenforceable and/or will not be infringed by our generic product candidate.
     On February 18, 2005, GlaxoSmithKline filed a lawsuit against us in the United States District Court for the District of Delaware, alleging infringement of the patent on Imitrex®. Pursuant to the Hatch-Waxman Act, the FDA is stayed from approving our ANDA until the earlier of a final, non-appealed or non-appealable court decision finding the patent invalid, unenforceable or not infringed or the expiration of 30 months from GlaxoSmithKline’s receipt of our notice of ANDA acceptance. Often more than one company will file an ANDA that includes a Paragraph IV certification. However, the Hatch-Waxman Act provides that such subsequent ANDA applications will not be approved until 180 days after the earlier of (1) the date of the first commercial marketing of the first-filed ANDA applicant’s generic drug or (2) the date of a decision of a court in an action holding the relevant patent invalid, unenforceable, or not infringed. Thus, the Hatch-Waxman Act effectively grants the first-filed ANDA holder 180 days of marketing exclusivity for the generic product. We believe that our ANDA was the first filed ANDA containing a Paragraph IV certification in connection with sumatriptan succinate injection 6mg/0.5mL. If the filing of our ANDA is found to be infringe a valid and enforceable patent, GlaxoSmithKline could seek an injunction to block the launch of our generic product until the patent expires.
     While it is not possible to determine with any degree of certainty the ultimate outcome of the foregoing legal proceedings, we believe that we have substantial meritorious basis for our Paragraph IV challenge of GlaxoSmithKline patent for sumatriptan succinate injection 6mg/0.5mL. Under the current schedule, fact discovery is due to end on September 30, 2005.
   Other
     We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. We are not aware of any pending litigation matters that will materially affect our financial statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
The following matters were voted upon at our Annual Meeting of Stockholders held on June 10, 2005:
1.	The following persons were elected as directors to serve a one-year term expiring at the Annual Meeting of

Stockholder to be held in 2006, or until their successors are elected or qualified:

	VOTES CAST
		Authority
	For	Withheld
Stuart M. Krassner, Sc.D., Psy.D.	14,235,089	578,015
Anthony E. Maida III, MA, MBA	14,227,570	585,534
Dilip J. Mehta, Ph.D.	14,234,365	578,739
Rajesh C. Shrotriya, MD	14,187,673	625,431
Julius A. Vida, Ph.D.	14,241,372	571,732
ITEM 5. Other Information (not previously reported in a Form 8-K)
     On June 10, 2005, our board of directors approved compensation of $1,000 per meeting to be paid to members of the Investigative Committee of the board of directors set up to investigate and respond to certain issues raised by one of our stockholders.
ITEM 6. Exhibits

Exhibit No.	Description
10.1*+	Summary of Director Compensation.

10.2#	Distribution and Supply Agreement between Registrant and Cura Pharmaceutical Co. Inc. (Filed as Exhibit 10.1 to Form 8-K, as file with the Securities and Exchange Commission on April 19, 2005, and incorporated herein by reference.)

10.3#	License Agreement between Registrant and Dr. Robert Bases. (Filed as Exhibit 10.1 to Form 8-K, as file with the Securities and Exchange Commission on May 20, 2005, and incorporated herein by reference.)

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: August 9, 2005	By:	/s/ Shyam K. Kumaria

Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*+	Summary of Director Compensation.

10.2#	Distribution and Supply Agreement between Registrant and Cura Pharmaceutical Co. Inc. (Filed as Exhibit 10.1 to Form 8-K, as file with the Securities and Exchange Commission on April 19, 2005, and incorporated herein by reference.)

10.3#	License Agreement between Registrant and Dr. Robert Bases. (Filed as Exhibit 10.1 to Form 8-K, as file with the Securities and Exchange Commission on May 20, 2005, and incorporated herein by reference.)

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.