Form 10-Q
period 2005-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2005-11-04
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from ___to ___
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

Yes ☑	No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at November 1, 2005
Common Stock, $.001 par value	23,368,849

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(continued)
September 30, 2005
(Unaudited)
SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month and Nine-month periods ended September 30, 2005
PART I — FINANCIAL INFORMATION
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

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In Thousands, Except Share and Per Share Data)
Assets
Current Assets:
Cash and cash equivalents	$68,622	$3,241
Marketable securities		35,965
Accounts Receivable	354	199
Inventory	143	224
Prepaid expenses and other current assets	138	372

Total current assets	69,257	40,001
Property and equipment, net	638	687
Other Assets	169	70

Total assets	$70,064	$40,758

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,123	$1,609
Accrued compensation	236	662
Accrued clinical study costs	2,080	300
Other accrued expenses	899	95

Total current liabilities	5,338	2,666
Deferred rent and deposit	244	178

Total liabilities	5,582	2,844

Commitments and Contingencies (Note 4)
Minority Interest	20	24
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding
Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, liquidation value $1,884, issued and outstanding 157 shares at September 30, 2005 and December 31, 2004	747	747

Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, liquidation value $3,492, issued and outstanding, 291 shares at September 30, 2005 and December 31, 2004	1,795	1,795
Common stock, par value $0.001 per share, 50,000,000 shares authorized:
Issued and outstanding, 23,368,849 and 14,825,558 shares at September 30, 2005 and December 31, 2004, respectively	23	15
Additional paid-in capital	243,251	201,218
Deferred stock-based compensation	(521)	(97)
Accumulated deficit	(180,833)	(165,788)

Total stockholders’ equity	64,462	37,890

Total liabilities and stockholders’ equity	$70,064	$40,758

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(In Thousands, Except Share and Per Share Data)
Revenues
Licensing fees	$56	$—	$56	$73
Product sales	128		368

Revenues	184		424	73

Operating expenses:
Cost of product sold	103		324
Research and development	3,252	2,372	10,319	4,546
General and administrative	2,152	1,168	4,721	3,785
Stock-based charges	169	707	863	865

Total operating expenses	5,676	4,247	16,227	9,196

Loss from operations	(5,492)	(4,247)	(15,803)	(9,123)

Other income, net	264	178	754	314

Net loss before minority interest in consolidated subsidiary	(5,228)	(4,069)	(15,049)	(8,809)
Minority interest in net loss of consolidated subsidiary			4

Net loss	$(5,228)	$(4,069)	$(15,045)	$(8,809)

Basic and diluted net loss per share	$(0.32)	$(0.29)	$(0.96)	$(0.74)

Basic and diluted weighted average common shares outstanding	16,666,960	14,063,355	15,723,509	12,052,017

Supplemental Information
Stock-based charges — Components:
Research and development	$147	$635	$801	$640
General and administrative	22	72	62	225

Total stock based charges	$169	$707	$863	$865

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net loss	$(15,045)	$(8,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	145
Amortization of deferred stock-based compensation	269	231
Fair value of common stock issued in connection with drug license	594	634
Minority interest in subsidiary	(4)	(6)
Changes in operating assets and liabilities:
Increase in Accounts Receivable	(155)
Decrease in Inventory	81
Decrease in other current assets	239	142
Increase (decrease) in accounts payable and accrued expenses	3,098	(516)
Decrease in accrued compensation and related taxes	(426)	(847)
Increase in other non-current liabilities	66

Net cash used in operating activities	(11,108)	(9,026)
Cash Flows From Investing Activities:
Sales of marketable securities	35,965	1770
Cash Flows From Investing Activities:
Purchases of marketable securities	(104)
Purchases of property and equipment	(126)	(105)

Net cash provided by (used in) investing activities	35,735	1,665

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses paid during the period	40,117	25,160
Proceeds from exercise of warrants	1,052
Repurchase of warrants	(420)
Proceeds from exercise of stock options	5
Payments made on capital lease obligations		(145)
Minority investment in subsidiary		20

Net cash provided by financing activities	40,754	25,035

Net increase in cash and cash equivalents	65,381	17,674
Cash and cash equivalents, beginning of period	3,241	24,581

Cash and cash equivalents, end of period	$68,622	$42,255

Supplemental Cash Flow Information:
Interest paid	$—	$3

Income taxes paid	$1	$1

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$594	$634

Preferred stock dividends paid with common stock	$95	$130

Fair value of warrants issued to consultants for services	$693	$157

Fair value of warrants issued to placement agents	$—	$542

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

Notes to Condensed Financial Statements
(continued)
September 30, 2005
(Unaudited)
1. Business and Basis of Presentation
Business
     Spectrum Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drug products for various indications. While we own patent rights to certain product candidates, the drug products we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired exclusive rights to develop and commercialize those compounds in territories specified in the agreements. We are also actively seeking Food and Drug Administration, or FDA, approval for marketing generic versions of branded drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain quarterly amounts have been reclassified to conform to the current period presentation.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of September 30, 2005, we had three subsidiaries: NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002; Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; and NeoGene Technologies, Inc. (NeoGene), an inactive subsidiary, 88.4% owned, incorporated in California in October 1999. We have eliminated all significant intercompany accounts and transactions.
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
     As of September 30, 2005, we had a bank account with a balance that exceeded the amount insured by the Federal Deposit Insurance Corporation by $1,138,000. We believe this concentration risk is mitigated by the financial strength of the bank at which we maintain the account.
Inventory
     Inventory is stated at the lower of cost (first-in, first-out method) or market. As of September 30, 2005, inventory consisted of approximately $45,000 raw materials and $98,000 finished goods.
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
     We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of September 30, 2005 and 2004, all potentially dilutive common stock equivalents amounted to approximately 15 million and 10 million shares, respectively.
     The following data show the amounts used in computing basic loss per share for the three-month and nine-month periods ended September 30, 2005 and 2004.

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(In Thousands, Except Share and Per Share Data)
Net loss	$(5,228)	$(4,069)	$(15,045)	$(8,809)
Less:
Preferred dividends paid in cash or stock	(32)	(32)	(95)	(130)

Income available to common stockholders used in computing basic earnings per share	$(5,260)	$(4,101)	$(15,140)	$(8,939)

Weighted average shares outstanding	16,666,960	14,063,355	15,723,509	12,052,017

Basic and diluted net loss per share	$(0.32)	$(0.29)	$(0.96)	$(0.74)

Accounting for Stock-Based Employee Compensation
     At September 30, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 9 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, we account for grants pursuant to those plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant.
     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, using the straight-line method, for the three-month and nine-month periods ended September 30, 2005 and 2004.

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(In Thousands, Except Share and Per Share Data)
Net loss, as reported	$(5,228)	$(4,069)	$(15,045)	$(8,809)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(803)	(1,271)	(3,582)	(2,137)

Pro forma net loss	$(6,031)	$(5,340)	$(18,627)	$(10,946)

Loss per share:
Basic and diluted – as reported	$(0.32)	$(0.29)	$(0.96)	$(0.74)

Basic and diluted – pro forma	$(0.36)	$(0.38)	$(1.19)	$(0.92)

Comprehensive Loss
     The net loss reflected on our Consolidated Statements of Operations substantially represents the total comprehensive loss for the periods presented.
New Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, currently expected to be January 1, 2006. The adoption of this Statement is expected to result in significantly higher reported operating expenses in our future financial statements. Had we adopted the provisions of Statement No. 123(R) as of January 1, 2005, our reported loss for the nine-month period ended September 30, 2005 would have been approximately $3,582,000 higher, or $18,627,000, as disclosed above in this Note 2, Accounting for Stock-Based Employee Compensation.
3. Products and Strategic Alliances
     As of September 30, 2005, we had seven proprietary drug product candidates under development: satraplatin, EOquin™, elsamitrucin, ozarelix (formerly SPI-153), lucanthone, RenaZorb™, and SPI-1620, and through the date of this report we have filed twelve Abbreviated New Drug Applications, or ANDAs, with the FDA, including those for ciprofloxacin and fluconazole tablets, and carboplatin injection, which have been approved by the FDA. We are developing our proprietary drug product candidates for the treatment of a variety of cancers and other unmet medical needs. We are also active in filing ANDAs with the FDA seeking approval for marketing generic versions of branded prescription drugs whose patent protection has either already expired or is scheduled to expire in the foreseeable future. In addition, we have a few neurology compounds that we may out-license to third parties for further development.
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
Products under development
     The following is a brief outline of the products under development as of September 30, 2005:
     Satraplatin: Satraplatin is an orally administered chemotherapeutic agent that has an initial indication of efficacy in treating hormone refractory prostate cancer. As of September 30, 2005, a Phase 3 clinical trial being conducted by our development partner, GPC Biotech AG, was proceeding in accordance with plans. Additional studies in other indications have been initiated by GPC Biotech.
     EOquin ™: EOquin (EO-9), a synthetic drug which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for its initial indication, recurrent superficial bladder cancer. As of September 30, 2005, a Phase 2 clinical trial had been completed and the study report is being finalized. In addition, we initiated a new Phase 2 study of EOquin ™ intravesical instillation in patients with high-risk superficial bladder cancer and it is proceeding in accordance with plans. Also, EO-9 is being evaluated as a radiation sensitizer.
     Elsamitrucin: Elsamitrucin, an anti-tumor antibiotic that acts as a dual inhibitor of two key enzymes involved in DNA replication, topoisomerase I and II, is currently being developed for its initial indication, refractory non-Hodgkin’s lymphoma. As of September 30, 2005, a Phase 2 clinical trial was proceeding in accordance with plans.
     Ozarelix: Ozarelix (formerly SPI-153), a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist is under evaluation for its initial indications, hormone-dependent prostate cancer and benign prostatic hypertrophy. As of the date of this report, Phase 2 clinical trials in each of those indications were proceeding in Europe in accordance with plans. An Investigational New Drug (IND) application was submitted earlier this year and subsequently received concurrence from the U.S. Food and Drug Administration (FDA) to conduct a Phase 1/2 clinical trial in patients with HDPC in the United States, which has been initiated. We expect these trials will conclude in the first half of 2006.
     Lucanthone: We own a license to a method of treating cancer of the central nervous system through the administration of lucanthone and radiation. Lucanthone, an orally active radiation sensitizer, has the potential to improve the treatment outcomes in a number of human malignancies, specifically brain tumors, as it readily crosses the blood brain barrier. Lucanthone is currently in a Phase 2 clinical trial.
     RenaZorb ™: RenaZorb ™, a second-generation lanthanum-based phosphate binding agent, has the potential to treat hyperphosphatemia, or high phosphate levels in blood, in patients with end-stage and chronic kidney disease. RenaZorb ™ is currently in pre-clinical development and we plan to file an IND (Investigative New Drug) application with the FDA to begin human clinical trials in the next twelve to eighteen months.

     SPI-1620: We believe SPI-1620, an endothelinB agonist, may selectively dilate tumor blood vessels and thereby selectively increase the delivery of anti-cancer drugs to cancer tissue for the treatment of cancer. SPI-1620 is currently in pre-clinical development and we plan to file an IND (Investigative New Drug) application with the FDA to begin human clinical trials in the next twelve to eighteen months.
4. Commitments and Contingencies
Facility and Equipment Leases
     As of September 30, 2005 we were obligated under a facility lease and several operating equipment leases. We have sub-leased a portion of our facility through September 2007, with a renewal option through the remaining term of our underlying lease.
     Minimum lease commitments, and minimum contractual sublease income for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Year ending December 31:	Lease Commitments	Sub-Lease Income
	Amounts In Thousands
2005 (Remainder of year)	$111	$54
2006	$452	$225
2007	$471	$171
2008	$491	$—
2009	$250	$—
Thereafter	$3	$—

	$1,778	$450

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
     The potential contingent development and regulatory milestone obligations, aggregating approximately $50 million as of September 30, 2005, under all our licensing agreements, are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of Phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.
     Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next eighteen months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 200,000 restricted shares of our common stock and pay approximately between $1 to $3 million in cash during the eighteen month period.

     If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.
Service Agreements
     In connection with the research and development of our drug products, we have entered into contracts with numerous third party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients. As of each period end, we accrue for all non-cancelable installment amounts that we are likely to become obligated to pay.
Employment Agreements
     We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya, Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2006 and July 1, 2006, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.
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

5. Stockholders’ Equity
Common Stock
     In connection with the license agreement with Altair Nanotechnologies, Inc., in January 2005, we issued 100,000 restricted shares of Spectrum common stock to Altair. The fair value of the stock, $594,000, was recorded as a stock-based charge for the nine-month period ended September 30, 2005.
     In connection with the FDA approval of the ciprofloxacin tablets ANDA in September 2004, an entity affiliated with J.B. Chemical & Pharmaceuticals Ltd., our joint venture partner for ciprofloxacin, invested $750,000 in our common stock in February 2005. We issued 119,617 restricted shares of common stock to that entity, based on the closing price of our common stock, $6.27, on the day prior to the FDA approval.
     On September 15, 2005, we sold 8,000,000 shares of our common stock at a purchase price of $5.25 per share and six-year warrants to purchase up to a total of 4,000,000 shares of our common stock at an exercise price of $6.62 per share, for net cash proceeds of approximately $39,400,000, after offering costs of approximately $2,600,000.
Deferred Stock-Based Compensation
     During the nine-month period ended September 30, 2005, we granted stock options and warrants to employees and consultants at exercise prices equal to or greater than the quoted price of our common stock on the grant dates. The fair value of the stock options and warrants to consultants was estimated at approximately $693,000, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 91.6%; risk free interest rate of 3.7%; and an expected life of five years, was recorded as deferred compensation, and is being amortized to expense over the vesting period of the options and warrants.
     During the nine-month periods ended September 30, 2005 and 2004, amortization of deferred stock-based compensation amounted to $269,000 and $231,000, respectively.
Warrants Activity
     We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction, or in connection with services rendered by placement agents and outside consultants. Our outstanding warrants expire at varying dates through September 2013. Below is a summary of warrant activity during the nine-month period ended September 30, 2005:

	Common Stock	Weighted Average Exercise
	Warrants	Price
Outstanding at beginning of period	6,561,789	$9.71
Granted	4,120,000	$6.58
Exercised	(300,963)	$3.50
Repurchased	(420,000)	$6.50
Expired	(41,615)	$403.59

Outstanding, at the end of period	9,919,211	$7.08

Exercisable, at the end of period	9,799,211	$7.10

Stock Incentive Plans Activity
     Below is a summary of activity, for all of our stock incentive plans, during the nine-month period ended September 30, 2005:

		Weighted
	Common	Average
	Stock	Exercise
	Options	Price
Outstanding at beginning of period	2,370,026	$7.97
Granted	1,068,152	$6.50
Expired	(39,630)	$27.33
Forfeited	(31,350)	$6.24
Exercised	(5,000)	$1.06

Outstanding, at the end of period	3,362,198	$7.31

Exercisable, at the end of period	2,017,920	$7.64

     As of September 30, 2005, approximately 3.6 million incentive awards were available for grant under all of our stock incentive plans.
     We apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees and directors, and do not recognize compensation expense when the exercise price of the options equals or exceeds the fair market value of the underlying shares at the date of grant. All of the options granted during the nine-month period ended September 30, 2005 were made at fair market values on the dates of grant.
Common Stock Reserved for Future Issuance
     As of September 30, 2005, approximately 15 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series D preferred shares	665,691
Conversion of Series E preferred shares	582,000
Exercise of stock options	3,362,198
Exercise of warrants	9,919,211

Total shares of common stock reserved for future issuances	14,529,100

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the timing and likelihood of achieving development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including “Risk Factors”. These factors include, but are not limited to:
•	our ability to successfully develop, obtain regulatory approvals for and market our products;

•	our ability to generate and maintain sufficient cash resources to increase investment in our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	our ability to identify new product candidates;

•	the timing or results of pending or future clinical trials;

•	competition in the marketplace for our generic drugs;

•	actions by the FDA and other regulatory agencies;

•	demand and market acceptance for our approved products; and

•	the effect of changing economic conditions.
     You should read the following discussion of the financial condition and results of our operations in conjunction with the condensed financial statements and the notes to those financial statements included in Item 1 of Part 1 of this report.
Overview
     Spectrum Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drug products for various indications. While we own patent rights to certain product candidates, the drug products we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired exclusive rights to develop and commercialize those compounds in territories specified in the agreements. We are also actively seeking FDA approval for marketing generic versions of branded drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future. We currently have three generic products approved by the FDA for marketing in the United States, ciprofloxacin and fluconazole tablets, and carboplatin injection. In addition, we have a few neurology compounds that we may out-license to third parties for further development.
     New drug development is an inherently uncertain, lengthy and expensive process. We focus our research and development efforts principally on clinical stage drug candidates, for which the primary expenses relate to the conduct of clinical trials necessary to demonstrate to the satisfaction of the United States Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, that the products are both safe and effective in their respective indications and that they can be produced by a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. While generic drug development is also subject to approval by regulatory authorities, the costs and timelines of development completion and commercialization can be significantly shorter, and compared to new drug development, relatively less uncertain and less expensive.

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
•	Funding for satraplatin clinical trials is being borne entirely by our co-development partner GPC Biotech who is currently enrolling patients in a Phase 3 clinical trial, which is expected to be completed by the end of 2005. A rolling NDA filing is expected to begin in the fourth quarter of 2005 and interim analysis of the Phase 3 data is anticipated to be announced in early 2006. Completion of a full NDA filing is expected during the second half of 2006.

•	We funded the Phase 2 clinical trial of EOquin™ in recurrent superficial bladder cancer, which has concluded enrollment. Data from the trial has been monitored and a written report is currently being finalized. We are planning to meet with the FDA in the next several months with the view to initiating Phase 3 trials in the United States in 2006 to evaluate EOquin™ in recurrent superficial bladder cancer. Plans to initiate a Phase 3 study in Europe in 2006 are also in preparation.

•	We are funding a multicenter, Phase 2 clinical trial of elsamitrucin in refractory non-Hodgkin’s lymphoma, and the trial is proceeding as planned. Patient enrollment is expected to be completed by the end of 2005. We plan to initiate a Phase 2 study in head and neck cancer and other pilot combination studies.

•	In April, we initiated two Phase 2 multicenter clinical trials in Europe for ozarelix, one in hormone-dependent prostate cancer (HDPC) and one for benign prostate hypertrophy. Enrollment is now completed in the HDPC trial, four months ahead of completion date. An Investigational New Drug (IND) application was submitted earlier this year and subsequently received concurrence from the U.S. Food and Drug Administration (FDA) to conduct a Phase 1/2 clinical trial in patients with HDPC in the United States, which has been initiated. We expect these trials will conclude in the first half of 2006.

•	During 2005, we acquired the worldwide rights to a method of using lucanthone in combination with radiation in the treatment of cancer of the central nervous system, which is currently in an ongoing Phase 2 clinical trial.

•	We plan to fund the development, including clinical trials, of two drugs, RenaZorb ™ and SPI-1620, and expect to file INDs with the FDA with respect to these drugs within the next twelve to eighteen months.

•	Our goal is to continue to acquire or license additional promising drug product candidates for clinical stage development.
     We have filed twelve ANDAs with the FDA, including those for ciprofloxacin and fluconazole tablets and carboplatin injection, which received FDA approval in September 2004, September 2005, and June 2005, respectively. As of the date of this report, we are awaiting the approval by the FDA of nine ANDAs, including one ANDA for sumatriptan succinate injection, which we believe we are the first-to-file for our ANDA with paragraph IV certification. We are currently in litigation over a patent for Imitrex®, the branded version of sumatriptan succinate, and if we are successful in our challenge and we obtain 180-day marketing exclusivity as the only generic version of this product, the resulting revenue made could be significant.
•	We have recorded only modest revenues to date from generic product sales, due primarily to our late entry into the market. We are unable at this time to reliably estimate recurring revenues or profits from these generic products in the foreseeable future.

•	We have observed significant price declines in the marketplace for each of our marketed products, due to the FDA’s approval of several competing ANDAs, and the resultant glut of product introduced on and after the generic product launch dates. We continue to explore sales opportunities for our products and believe that after the market absorbs the initial product glut, we may be in a position to realize at least modest revenues from these products.

•	We intend to continue to pursue our strategy of filing additional ANDAs for selected niche products, including several injectable products, and to have 15 to 20 generic drugs approved by the FDA and marketed in the United States over the next 5 years. We continue to believe that this strategy will increase the critical mass of our generic drug portfolio, and in due course will result in more meaningful revenues.
Financial Condition
Liquidity and Capital Resources
     Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987, through September 30, 2005, have exceeded $175 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech AG and any profits from the sale of generic products.
     We believe that the approximately $69 million in cash and cash equivalents that we had on hand as of September 30, 2005, will allow us to fund our current planned operations. Our long-term strategy is to generate profits from the sale of propriety drug products. In the next several years, we anticipate supplementing our cash position with licensing and royalties revenues under our out-license agreement with GPC Biotech and profits from the sale of our generic products. However, if we are unable to generate the necessary revenues to finance our operations long-term, we may have to seek additional capital through the sale of our equity. Our operations have historically been financed by the issuance of capital stock. It is generally difficult to fund pharmaceutical research and development via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of research and the timing of those results.
     As described elsewhere in this report, including the “Risk Factors” section, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing and ultimate aggregate cost of developing each of our drug product candidates, and are similarly unable to reasonably estimate when, if ever, we will realize material net cash inflows from our proprietary drug product candidates. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations may prove too optimistic and our assessment of expenditures may prove inadequate.
     Our expenditures for research and development and general and administrative expenses consist of direct and indirect costs (such as personnel and occupancy). The following describes our current assessment of direct, or product specific development costs, such as upfront license fees, milestone payments, active pharmaceutical ingredient (API), clinical trials, patent related legal costs, and product liability insurance, among others, for each significant proprietary product, and generics as a group, currently under development. As we mentioned above, these costs are subject to uncertainties inherent in new drug development. In addition, the expenses are not necessarily cumulative. We may reduce the amount we spend on one product to shift our cash resources to another product. Therefore, what we actually spend to develop a particular product may not fall within the estimated range and the estimated ranges may change from quarter to quarter based upon changes in priorities or strategy and/or the results of the development. While we do not receive any funding from third parties for research and development we conduct, our estimated costs could be mitigated should we enter into co-development agreements for any of our drug product candidates.
•	Satraplatin: The costs of conducting clinical trials are being borne entirely by our co-development partner GPC Biotech. While we have licensed the development of satraplatin to GPC Biotech, we are not obligated to reimburse GPC Biotech for development costs they incur or to refund any license or milestone payments we receive.

•	EOquin ™: Excluding indirect costs described earlier, we incurred less than $500,000 on the development of EOquin ™ in the quarter ended September 30, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the outcome of discussions with the FDA expected to occur within approximately the next six months.

•	Elsamitrucin: Excluding indirect costs described earlier, we incurred less than $500,000 on the development of Elsamitrucin in the quarter ended September 30, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the successful completion of enrollment in the Phase 2 clinical trial, targeted for the end of 2005, and analysis of the study data, expected in the first half of 2006. Completion of the current Phase 2 clinical trial is expected to cost less than $1 million.

•	Ozarelix: Excluding indirect costs described earlier, we incurred approximately $500,000 on the development of ozarelix in the quarter ended September 30, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty. Depending on the indications we develop the product for, and successful achievement of specified milestones, we may incur development costs, including milestone obligations, ranging between approximately $2 million and $5 million over the next twelve months.

•	Lucanthone: Excluding indirect costs described earlier, we incurred less than $250,000 on the development of lucanthone in the quarter ended September 30, 2005. As of the date of this report we are unable to reliably estimate the development costs for lucanthone because we only recently acquired the rights to the compound and we are still in the early stages of evaluating the development of the compound.

•	RenaZorb ™: Excluding indirect costs described earlier, we incurred approximately $500,000 on the development of Renazorb in the quarter ended September 30, 2005. As of the date of this report we are unable to reliably estimate the development costs for RenaZorb ™ because we are still in the early stages of evaluating the development of the compound.

•	SPI-1620: Excluding indirect costs described earlier, we incurred less than $250,000 on the development of SPI-1620 in the quarter ended September 30, 2005. As of the date of this report we are unable to reliably estimate the development costs for SPI-1620 because we only recently acquired the rights to the compound and we are still in the early stages of evaluating the development of the compound.

•	Generic drugs: During the three–month period ended September 30, 2005, we have incurred costs of approximately $1.5 million for the advancement of our generic drugs, including costs for products for which we anticipate filing ANDAs in the future and increased legal costs associated with the lawsuit regarding our patent challenge of GlaxoSmithKline’s Imitrex® injection. Over the next twelve to eighteen months we expect to incur additional costs ranging between $3 million and $5 million. We do not receive any funding from third parties for research and development we conduct for generic products, nor do we pay our generic alliance partners for any research and development they incur in the development of ANDAs for regulatory approval.
     In addition to the foregoing drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and our research and development expenditures would increase.
     Under our various existing licensing agreements we are contingently obligated to make cash milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones over the next eighteen months. Upon successful achievement of these milestones, we will likely become obligated to pay approximately between $1 to $3 million in cash during the eighteen month period.
Net Cash used in Operating activities
     During the nine-month period ended September 30, 2005, the net cash used in operations was approximately $11.2 million, and was net of interest income of approximately $754,000 earned during the period.

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
Net Cash provided by and used for Investing Activities
     During the nine-month period ended September 30, 2005, we invested our funds in short-term treasury securities and money market accounts resulting in conversion of approximately $36 million of marketable securities into cash and cash equivalents. We also paid Altair Nanotechnologies, Inc.$200,000 in cash in connection with the in-licensing of Renazorb™. The fair value of Altair common stock received, approximately $104,000, was recorded as a long-term investment and the remaining amount of $96,000 was charged as research and development expense for the nine-month period ended September 30, 2005.
Net Cash provided by and used for Financing Activities
     Net cash provided by financing activities, approximately $40.8 million, for the nine-month period ended September 30, 2005, was comprised of approximately $39.4 million from the sale of 8,000,000 shares of common stock, $1.1 million from the exercise of outstanding warrants for 300,963 shares of our common stock, and from the exercise of stock options for 5,000 shares of our common stock, and $750,000 received as an equity investment for the issuance of 119,617 restricted shares of our common stock; which was offset by $420,000 paid to repurchase warrants to acquire 420,000 shares of our stock.
Results of Operations
Results of Operations for the three-month period ended September 30, 2005 Compared to the three-month period ended September 30, 2004
     For the three-month period ended September 30, 2005, we incurred a net loss of approximately $5.2 million compared to a net loss of approximately $4.1 million in the three-months ended September 30, 2004. The increase of $1.1 million in the net loss was primarily due to increases in research and development expense and increased legal expense in connection with the lawsuit regarding our patent challenge of GlaxoSmithKline’s Imitrex® injection, described elsewhere in this report, offset by a decrease in stock-based charges.
     As of September 30, 2005, the FDA has approved three of our products, ciprofloxacin and fluconazole tablets and carboplatin injection, for sale in the United States. During the three-month period ended September 30, 2005, we had $128,000 of revenues from product sales to our distributor Cura Pharmaceuticals for carboplatin injection. In addition, we may receive additional revenue from these product sales for our share of any net profit margin generated by our distributor. Future product sales are dependent on our distributors reordering the product from us. Cost of product sold was $103,000. The profit margin earned during the period is not considered representative of future margins, if any. During the three-month period ended September 30, 2005, we had $56,000 of revenues representing amounts received from the GPC Biotech under our license agreement for commissions on drug products used by GPC Biotech in clinical trials. The timing and amount of future commissions is neither predictable nor assured.
     Research and development expenses increased by approximately $0.9 million, from approximately $2.4 million in the three-month period ended September 30, 2004 to approximately $3.3 million in the three-month period ended September 30, 2005, primarily due to an increase resulting from an expansion in the number and scope of our clinical trials and other research and development activity. During the three-month period ended September 30, 2004, the principal clinical trials costs related to a Phase 2 trial on EOquin ™. In the three-month period ended September 30, 2005, we incurred costs related to multiple Phase 2 clinical trials on EOquin ™, elsamitrucin and ozarelix, as described elsewhere in this report.

     General and administrative expenses increased by approximately $1.0 million, from approximately $1.2 million in the three-month period ended September 30, 2004 to approximately $2.2 million in the three-month period ended September 30, 2005, primarily due to an increase in legal expense in connection with the lawsuit regarding our patent challenge of GlaxoSmithKline’s Imitrex® injection, described elsewhere in this report.
     Stock-based charges decreased by approximately $538,000, from $707,000 in the three-month period ended September 30, 2004 to $169,000 in the three-month period ended September 30, 2005, primarily because in 2004 we recorded a charge of $634,000 for the estimated fair value of 251,896 shares of restricted common stock issued to Zentaris GMBH in connection with the in-licensing of ozarelix.
     Other income consisted of net interest income of $264,000 for the three-month period ended September 30, 2005 and $178,000 for the three-month period ended September 30, 2004. The increase of $86,000 is attributable to significantly higher average interest rates in 2005.
Results of Operations for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004
     For the nine-month period ended September 30, 2005, we incurred a net loss of approximately $15.0 million compared to a net loss of approximately $8.8 million in the nine-month period ended September 30, 2004. The increase of $6.2 million in the net loss was primarily due to increases in research and development expense and increased legal expense in connection with the lawsuit regarding our patent challenge of GlaxoSmithKline’s Imitrex® injection, described elsewhere in this report.
     As of September 30, 2005, the FDA has approved three of our products, ciprofloxacin and fluconazole tablets and carboplatin injection, for sale in the United States. During the nine-month period ended September 30, 2005, we had $368,000 of revenues from product sales to our distributor Cura Pharmaceuticals for carboplatin injection. In addition, we may receive additional revenue from these product sales for our share of any net profit margin generated by our distributor. Future product sales is dependent on our distributors reordering the product from us. Cost of product sold was $324,000, including certain nonrecurring initial costs. The profit margin earned during the period is not considered representative of future margins, if any. During the nine-month periods ended September 30, 2005 and 2004, we recorded $56,000 and $73,000, respectively, of revenues representing amounts received from the GPC Biotech under our license agreement for commissions on drug products used by GPC Biotech in clinical trials. The timing and amount of future commissions is neither predictable nor assured.
     Research and development expenses increased by approximately $5.8 million, from approximately $4.5 million in the nine-month period ended September 30, 2004 to approximately $10.3 million in the nine-month period ended September 30, 2005, primarily due to an increase resulting from an expansion in the number and scope of our clinical trials and research and development activity. During the nine-month period ended September 30, 2004, the principal clinical trials costs related to a Phase 2 trial on EOquin ™. In the nine-month period ended September 30, 2005, we incurred costs related to multiple Phase 2 clinical trials on EOquin ™, elsamitrucin and ozarelix, as described elsewhere in this report.
     General and administrative expenses increased by approximately $0.9 million, from approximately $3.8 million in the nine-month period ended September 30, 2004 to approximately $4.7 million in the nine-month period ended September 30, 2005, primarily due to an increase in legal expense in connection with the lawsuit regarding our patent challenge of GlaxoSmithKline’s Imitrex® injection, described elsewhere in this report.
     Stock-based charges were approximately $860,000 in each of the nine-month periods ended September 30, 2005 and 2004. During 2004 we recorded a charge of $634,000 for the estimated fair value of 251,896 shares of restricted common stock issued to Zentaris GMBH in connection with the in-licensing of ozarelix. During 2005, we recorded a charge of approximately $594,000 for the estimated fair value of 100,000 shares of common stock issued to Altair Nanotechnologies, Inc. in connection with the in-licensing of RenaZorb ™. Amortization of stock-based deferred compensation amounted to $269,000 and $231,000 in the nine-month periods ended September 30, 2005 and 2004, respectively.

     Other income consisted of net interest income of $754,000 for the nine-month period ended September 30, 2005 and $314,000 for the nine-month period ended September 30, 2004. The increase of $440,000 is attributable to significantly higher average interest rates in 2005.
Off-Balance Sheet Arrangements
     None.
Contractual and Commercial Obligations
     The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of September 30, 2005:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	$—	$—	$—	$—	$—
Operating Lease Obligations (3)	$1,779	$448	$952	$379	$—
Purchase Obligations (4)	$2,176	$2,092	$84	$—	$—
Contingent Milestone Obligations (5)	$49,100	$1,200	$5,900	$5,200	$36,800

Total	$53,055	$3,740	$6,936	$5,579	$36,800

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Employment Agreements.”

(2)	As of September 30, 2005, we had no capital lease obligations.

(3)	The operating lease obligations are substantially related to the facility lease for our corporate office, which extends through June 2009.

(4)	Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of September 30, 2005.

(5)	Milestone Obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements.” While the amounts included in the table above represent all of our potential cash milestone obligations as of September 30, 2005, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
Licensing Agreements
     Each of our proprietary drug product candidates is being developed pursuant to license agreements, which provide us with exclusive rights to certain territories to, among other things, develop, sublicense, and sell the drug product candidates. With regard to one of our drug product candidates, satraplatin, we have out-licensed our rights to GPC Biotech AG. We are required to use commercially reasonable efforts to develop the drug product candidates, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.
     The potential contingent development and regulatory milestone obligations, aggregating approximately $50 million as of September 30, 2005, under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of Phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.
     Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next eighteen months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 200,000 restricted shares of our common stock and pay approximately between $1 to $3 million in cash during the eighteen month period.
     If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.
Service Agreements
     In connection with the research and development of our drug products, we have entered into contracts with numerous third party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients. As of each period end, we accrue for all non-cancelable installment amounts that we are likely to become obligated to pay, and charge such accruals to research and development costs.
Employment Agreements
     We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya, Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2006 and July 1, 2006, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.
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

     Revenue Recognition
     License fees representing non-refundable payments received upon the execution of license agreements are recognized as revenue upon execution of the license agreements where we have no significant future performance obligations and collectibility of the fees is assured. Milestone payments, which are generally based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectibility is assured, and we have no significant future performance obligations in connection with the milestones. In those instances where we have collected fees or milestone payments, but have ongoing future obligations related to the development of the drug product, revenue recognition is deferred and amortized ratably over the period of our future obligations.
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
     Accounting for Stock-Based Employee Compensation
     At September 30, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 9 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. As permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation", we account for grants pursuant to those plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees", and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants, and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant.
     New Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment." This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees", and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, currently expected to be January 1, 2006. The adoption of this statement is expected to result in significantly higher reported operating expenses in our future financial statements. Had we adopted the provisions of Statement No. 123(R) as of January 1, 2005, our reported loss for the nine-month period ended September 30, 2005 would have been $3,582,000 higher, or $18,627,000.

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
     Our cumulative losses since our inception in 1987 through September 30, 2005 were in excess of $175 million. We lost approximately $12 million in 2004, $10 million in 2003, $18 million in 2002 and $15 million in the nine-month period ended September 30, 2005. We expect to continue to incur losses in the future, particularly as we continue to invest in the development of our drug product candidates, acquire additional drug candidates and expand the scope of our operations. We have received FDA approval to market three generic drug products, ciprofloxacin and fluconazole tablets and carboplatin injection, in the United States and recorded modest revenue in 2004 and 2005. However, we may never achieve significant revenues from sales of products or become profitable. Even if we eventually generate significant revenues from sales, we will likely continue to incur losses over the next several years.
Our business does not generate the cash needed to finance our ongoing operations and therefore, we may need to continue to raise additional capital.
     Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. We have historically relied primarily on raising capital through the sale of our securities and out-licensing our drug candidates and technology to meet our financial needs. While anticipated profits from the sale of generic drugs, if we are successful in generating significant revenues from generics, may help defray some of the expenses of operating our business, we believe that in order to prepare the Company for continued future drug product development and acquisition, and to capitalize on growth opportunities, we may need to continue to raise funds through public or private financings.
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
     Accordingly, FDA officials could interpret such data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, our institutional review boards, our contract research organizations, or we may suspend or terminate our clinical trials for our drug candidates. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation. Even if we receive FDA and other regulatory approvals, our product candidates may later exhibit adverse effects that may limit or prevent their widespread use, may cause the FDA to revoke, suspend or limit their approval, or may force us to withdraw products derived from those candidates from the market.
     Our proprietary drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status
Satraplatin	Hormone Refractory Prostate Cancer	Late Phase 3 clinical trial
EOquin ™ (EO9)	Recurrent Superficial Bladder Cancer	Late Phase 2 clinical trial
Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2 clinical trial
Ozarelix (formerly SPI-153)	Hormone Dependent Prostate Cancer	Phase 1/2 clinical trials
Ozarelix (formerly SPI-153)	Benign Prostatic Hypertrophy	Phase 2 clinical trial
Lucanthone	Radiation Sensitizer for Brain Tumors and Brain Metastases	Phase 2 clinical trial
Satraplatin	Non-small Cell Lung Cancer	Phase 1/2 clinical trial
Satraplatin	In combination with Taxotere®	Phase 1 clinical trial
EO9	Radiation Sensitizer	Pre-clinical
RenaZorb ™	Hyperphosphatemia in End-stage Renal Disease	Pre-clinical
SPI-1620	Adjunct to Chemotherapy	Pre-clinical
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
We may not be able to obtain co-promotion rights in the United States with regard to our drug candidate, satraplatin, under our co-development and license agreement with GPC Biotech AG which may adversely affect our ability to timely establish our own sales force in the United States, if and when we choose to do so.
     Pursuant to the terms of our co-development and license agreement with GPC Biotech, in the event GPC Biotech determines to market satraplatin within the United States, we will have the right to co-promote satraplatin in the United States with GPC Biotech pursuant to terms to be negotiated by both parties. If GPC Biotech grants rights to a third party to market satraplatin in the United States, then GPC Biotech is only obligated to use commercially reasonable efforts to obtain co-promotion rights for us with such third party. Therefore, we may not be able to obtain co-promotion rights for satraplatin in the United States which may adversely affect our ability to timely establish our own sales force in the United States, if and when we choose to do so.

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
     Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, our Chief Scientific Officer. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded the major changes in our business strategy and coordinated our structural reorganization. Dr. Lenaz has been President of our Oncology Division from November 2000 to February 2005 and Chief Scientific Officer since 2005, and has played a key role in the identification and development of our proprietary drug candidates. The loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2006, with automatic one-year renewals thereafter unless we, or Dr. Shrotriya, give notice of intent not to renew at least 90 days in advance of the renewal date. Dr. Lenaz has an employment agreement with us that will expire on July 1, 2006, with automatic one year renewals thereafter unless we, or Dr. Lenaz, give notice of intent not to renew at least 90 days in advance of the renewal date.
     We also may need substantial additional expertise in marketing, pharmaceutical drug development and other areas in order to achieve our business objectives. Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the delay or inability to attract and retain the additional skilled personnel required for the expansion of our business, could significantly damage our business.
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

     Competition for branded or proprietary drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies. We have seven proprietary drug candidates currently under development. We may not be successful in any or all of these studies; or if successful, and if one or more of our proprietary drug candidates is approved by the FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our drug candidates. Companies active in the areas of oncology which is our focus include Astra Zeneca, Amgen, Inc., Bayer AG, Eli Lilly and Co., Genentech, Inc., Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., Guilford Pharmaceuticals, Inc., Cephalon, Inc., Sanofi-Aventis Inc., Pfizer, Inc., Chiron Corp., Genta Inc., Imclone Systems Incorporated, Millennium Pharmaceuticals, MGI Pharma, Inc., SuperGen, Inc., Roche Pharmaceuticals, Schering-Plough, Johnson & Johnson and others who are more established and are currently marketing products for the treatment of various forms of cancer including the forms our oncology drug candidates target. Many of our competitors are large and well capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.
     Any proprietary product for which we obtain FDA approval must compete for market acceptance and market share. For example, cisplatin injection and carboplatin injection are the most prevalent platinum-based derivatives used in chemotherapy and are the primary treatment for many of the cancer types we are pursuing. Our drug candidate satraplatin, if the FDA approves it for sale, would likely compete against these drugs directly. Unless satraplatin is shown to have better efficacy and is as cost effective, if not more cost effective, than cisplatin and carboplatin, it may not gain acceptance by the medical field and therefore may never be successful commercially.
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
     Because price is the primary basis for competition among generic versions of a given drug, any ability by our competitors to reduce production costs can provide them with a significant competitive advantage, and our ability to compete will be largely dependent on our ability to obtain supplies of our generic drug product from manufacturers at favorable prices. As a new generic competitor, we will be competing against established generic companies such as Teva Pharmaceuticals, Sandoz, Par Pharmaceuticals, Barr Laboratories, Mylan Laboratories Inc., Watson Pharmaceuticals, Inc., Genpharm, Dr. Reddy’s, Ranbaxy, American Pharmaceutical Partners, Bedford Laboratories, Mayne Pharmaceuticals and others. In addition, we anticipate that many foreign manufacturers will continue to enter the generic market due to low barriers to entry. These companies may have greater economies of scale in the production of their products and, in certain cases, may produce their own product supplies, such as active pharmaceutical ingredients, or can procure product supplies on more favorable terms which may provide significant cost and supply advantages to customers in the retail prescription market. We expect that the generic market will be competitive and will be largely dominated by the competitors listed above who will target many, if not all, of the same products for development as us.
     We currently have nine generic drug candidates under review at the FDA. For ciprofloxacin tablets, our first generic product candidate filed with FDA, and for which we obtained approval in September 2004, there are currently seventeen generic manufacturers approved to sell versions of ciprofloxacin tablets, such as Apotex, Barr, Cobalt, Taro, Teva, West Ward, Eon Labs, Carlsbad Technology, IVAX, Sandoz, Genpharm, Ranbaxy, Dr. Reddy’s, Martec and Mylan Laboratories, Inc. The pediatric exclusivity for Diflucan®, the branded form of fluconazole, and our second generic product filed with the FDA, expired on July 29, 2004. We obtained FDA approval in September 2005. The market is very competitive with versions from generic drug manufacturers such as Taro Pharmaceutical Industries, Mylan Laboratories, Inc, Sandoz, Ranbaxy, IVAX, Genpharm, Gedeon Richter, TEVA, Torpharm, Roxane, Dr. Reddy’s Labs, Inc., and Pliva approved by the FDA for sale in the United States. Carboplatin injection, our third generic drug ANDA filed with FDA, and for which we obtained approval in June 2005, is the generic equivalent of Bristol Meyers Squibb’s brand Paraplatin®, for which the patent expired in April 2004. The FDA has granted approval, following the expiration of pediatric exclusivity in October 2004, for carboplatin injection and carboplatin for injection to seven generic companies, including Pharmachemie, APP, Bedford, Mayne, Sandoz (formerly Eon), Sicor Pharmaceuticals and Pliva. TEVA Pharmaceuticals, through an agreement with Bristol Myers Squibb and prior to their ANDA approval in September, 2005, is currently selling carboplatin injection produced by Bristol Myers Squibb as a generic drug. The patent for Imitrex® injection, the brand name for sumatriptan succinate injection, for which we filed an ANDA with paragraph IV certification, has not yet expired. However, we have initiated a challenge of the patent and are currently in litigation with GlaxoSmithKline, the patent holder for Imitrex® injection. Based on the guidelines available to us, and our experience with the FDA approval process, we do not anticipate receiving approval for our eight other ANDAs, filed in 2004 and in 2005, before the first quarter of 2006, if at all, and all approvals, except one, will come after patents and/or exclusivities expire and after some of our competitors have already obtained approval and begun marketing.
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
     The generic drug market in the United States is extremely competitive, characterized by many participants and constant downward price pressure on generic drug products. Consequently, margins are continually reduced and it is necessary to continually introduce new products to achieve and maintain profitability. We have only obtained regulatory approval for three of our generic drug candidates. While we have entered into agreements with third parties to manufacture the drug products for us, given the price volatility of the generic market, we believe it is imprudent to enter into definitive agreements on transfer prices with the manufacturers of our generic drug product candidates prior to FDA approval, and we do not expect to do so until we receive FDA approval and are ready to begin selling the generic drug products. Our ability to compete effectively in the generic drug market depends largely on our ability to obtain transfer price agreements that ensure a supply of our generic drug products at favorable prices. Even if we obtain regulatory approval to market our generic drug candidates in the United States, we may not be able to complete a transfer price arrangement with the manufacturers of the drug candidates that will allow us to market the generic drug products in the United States on terms favorable to us, or at all.

     Also, if we fail to obtain approval of our ANDAs from the FDA in a timely manner, preferably before the patent and any additional exclusivity granted by the FDA to the branded drug product expire, our profitability will be significantly affected due to the significant price erosion caused by the typically large number of the generic companies entering the market. The United States patent and pediatric exclusivity for Cipro®, the branded form of our generic drug product ciprofloxacin tablets, had both expired by June 2004. We received approval from the FDA of our ANDA for ciprofloxacin tablets in September 2004, however, seventeen other companies have received FDA approval to market generic versions of ciprofloxacin tablets, and we have observed a significant reduction in the market price for ciprofloxacin since June 2004. The patents and all exclusivities for our four ophthalmic products and three of our undisclosed products have previously expired (one is still covered by a patent), and a number of other companies are currently selling their own generic versions of the products. In addition, we did not obtain approval of our ANDAs for fluconazole tablets and carboplatin injection prior to the expirations in July and October 2004, respectively, of the patents and exclusivities granted by the FDA to the corresponding branded products. Consequently, our ability to achieve a profit may be significantly harmed as we have observed significant reductions in the market prices for these products as well. The patents for sumatriptan succinate injection, the generic version of Imitrex®, marketed by GlaxoSmithKline, for which we filed an ANDA with paragraph IV certification in October 2004, have not yet expired.
     In addition to competitive pressures related to price, we may face opposition from the producers of the branded versions of the generic drugs for which we obtain approval. Branded pharmaceutical companies have aggressively sought to prevent generic competition, including the extensive use of litigation. On February 18, 2005, GlaxoSmithKline filed suit in United States federal court to prevent us from proceeding with the commercialization of our generic version of Imitrex® which action formally initiates our challenge of one of the patents listed by GlaxoSmithKline in connection with Imitrex® injection. For information regarding the risks of this litigation, please see the risk factor below.
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
We may not be successful in expanding our generic drug distribution capabilities in the United States, our only current target market for generic drugs, which would limit our ability to grow our generic drug business.
     Many of our competitors have substantial, established direct and indirect distribution channels. We have not yet undertaken the marketing and distribution of a generic drug product ourselves and we currently have no direct sales and marketing organization and our limited sales and marketing resources are devoted to establishing and enhancing our third party distribution relationships.

     We have established relationships with distributors for the distribution of ciprofloxacin tablets and carboplatin injection; who have commenced distribution of these drugs. The long-term success in the marketing of our generic drugs will depend in part on our drug distribution capabilities in the United States, our only current target market for generic drugs. We may not be successful in expanding our existing distribution channels, establishing new, additional distribution channels or establishing a direct generic drug marketing capability sufficient to effectively and successfully compete in the generic drug market.
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
     We have no internal manufacturing capacity for our drug product candidates, and therefore, we have entered into agreements with third party manufacturers to supply us with our drug products, subject to further agreement on pricing for particular drug products. Consequently, we will be dependent on our manufacturing partners for our supply of drug products. Some of these manufacturing facilities are located outside the United States. The manufacture of drug products, including the acquisition of compounds used in the manufacture of the finished drug product, may require considerable lead times. Further, with regard to our generic drug products, sales of a new generic drug product may be difficult to forecast. We will have little or no control over the production process. Accordingly, while we do not currently anticipate shortages of supply, there could arise circumstances in which market demand for a particular generic product could outstrip the ability of our supply source to timely manufacture and deliver the product, thereby causing us to lose sales.
     Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adhering to FDA’s current Good Manufacturing Practices, or cGMP, requirements, the possible breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our product candidates, our supplier’s manufacturing facilities must pass an FDA pre-approval inspection. In order to obtain approval, all of the facility’s manufacturing methods, equipment and processes must comply with cGMP requirements. The cGMP requirements govern all areas of record keeping, production processes and controls, personnel and quality control. Any failure of our third party manufacturers or us to comply with applicable regulations, including an FDA pre-approval inspection and cGMP requirements, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.
GlaxoSmithKline filed suit in United States federal court asserting that we have infringed one of their patents for Imitrex® injection by filing our ANDA for sumatriptan injection, the generic form of Imitrex® injection. This challenge may prevent us from commercializing sumatriptan until after the patent has expired and may require us to incur substantial expense and the significant effort of technical and management personnel.

     On February 18, 2005, GlaxoSmithKline filed suit in United States federal court to prevent us from proceeding with the commercialization of our generic form of sumatriptan injection. Since patent litigation has been initiated, the FDA will not approve our ANDA until the earlier of 30 months from GlaxoSmithKline’s receipt of our notice of ANDA acceptance (the 30-month stay) or the issuance of a final non-appealed, or non-appealable court decision finding the Imitrex® patent we are currently challenging invalid, unenforceable or not infringed. If the patent is found to be infringed by the filing of our ANDA, GlaxoSmithKline could seek an injunction to block the launch of our generic product until the patent expires. This would prohibit us from obtaining the 180-day marketing exclusivity afforded by the FDA to companies who are the first to file an ANDA with a paragraph IV certification for a generic equivalent to a brand name product. We believe we are the first to file an ANDA with a paragraph IV certification for sumatriptan injection.
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
     In order to obtain approval for our generic drug candidates, we will need to scientifically demonstrate that our drug product is safe and bioequivalent to the innovator drug. Bioequivalence may be demonstrated by comparing the generic drug candidate to the innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. We plan to use our management’s experience with the regulatory approval process in the United States to prepare, file and prosecute appropriate Abbreviated New Drug Applications, or ANDAs, for our current and future generic drug candidates. Since 2003 we have filed twelve ANDAs with the FDA. We have received approval from the FDA to market ciprofloxacin and fluconazole tablets and carboplatin injection in the United States. We intend to file additional ANDAs in the foreseeable future. The FDA may not agree that our safety and bioequivalence studies provide sufficient support for approval. This could result in denial or delay of FDA approval of our generic products. Generic drugs generally have a relatively short window in which they can be profitable before other manufacturers introduce competing products that impose downward pressure on prices and reduce market share for other versions of the generic drug. Consequently, delays in obtaining FDA approval may also significantly impair our ability to compete.
Our failure or inability to comply with extensive governmental regulation to which we are subject may delay or prevent approval of our product candidates and may subject us to penalties.
     The FDA and comparable agencies in foreign countries impose many requirements on the introduction of new drugs through lengthy and detailed clinical testing and data collection procedures, and other costly and time consuming compliance procedures. These requirements apply to every stage of the clinical trial process and make it difficult to estimate when any of our drug candidates will be available commercially, if at all. While we believe that we are currently in compliance with applicable FDA regulations, if partners, our contract research organizations, or we fail to comply with the regulations applicable to our clinical testing, the FDA may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, an institutional review board at our clinical trial sites, our third party investigators, any comparable regulatory agency in another country, or we, may suspend clinical trials at any time if the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future product candidate to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies or the data derived from the clinical tests may be unsuitable for submission to the FDA or other regulatory agencies.
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
     In both the United States and certain foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory proposals to change the healthcare system and pharmaceutical industry in ways that could impact upon our ability to sell our products profitably. For example, sales of our products will depend in part on the availability of reimbursement from third party payers such as government health administration authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. As an example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, was recently enacted. This legislation provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Also, the passage of the Medicare Modernization Act reduces reimbursement for certain drugs used in the treatment of cancer. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues.
     It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit, or any other proposals, we may determine to change our current manner of operation, which could harm our ability to operate our business efficiently. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any of our products we are developing. In addition, third party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may not be considered cost effective, or adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments.
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
     Our success with proprietary products that we develop will depend, in part, on our ability to obtain and maintain patent protection for these products. We currently have a number of United States and foreign patents issued and pending, however, we primarily rely on patent rights licensed from others. These patents generally give us the right and/or obligation to maintain and enforce the subject patents. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future. If our pending and future patent applications are not approved or, if approved, if such patents and the patents we have licensed are not upheld in a court of law, our ability to competitively exploit our proprietary products would be substantially harmed. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially exploit these products may be diminished.
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
     We may be exposed to product liability claims from patients who participate in our clinical trials or from consumers of our products. Although we currently carry product liability insurance in the amount of at least $5 million in the aggregate, it is possible that this coverage will be insufficient to protect us from future claims.
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
     As of September 30, 2005, there were approximately 23.4 million shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if exercised or converted, would obligate us to issue up to approximately 15 million additional shares of common stock. A substantial number of those shares, when we issue them upon conversion or exercise, will be available for immediate resale in the public market. In addition, we have filed a shelf registration statement that allows us to sell up to $100 million of our securities, some or all of which may be shares of our common stock or securities convertible into or exercisable for shares of our common stock, and all of which would be available for immediate resale in the market. We may issue and sell all of these securities within two years after January 24, 2005, the date of the effectiveness of the registration statement. On September 15, 2005, we sold 8,000,000 shares of our common stock for $42 million and warrants to acquire 4,000,000 shares of our common stock at $6.62 per share. If we were to sell the remaining $32 million available under the registration statement as common stock at a price approximately equal to the current market price of our common stock, we would issue approximately 7 million new shares of our common stock. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to the increased number of shares available for sale in the market.
     We have financed our operations, and we anticipate that we will have to finance a portion of our operating cash requirements, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our other stockholders. These issuances would also cause our net income, if any, per share to decrease or our loss per share to decrease in future periods. As a result, the market price of our common stock could drop.
The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.
     The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2004, the price of our common stock ranged between $3.92 and $10.13, and the daily trading volume was as high as 1,391,800 shares and as low as 9,900 shares. During 2005 through November 1, 2005, the price of our common stock has ranged between $4.06 and $7.50, and the daily trading volume has been as high as 1,368,400 shares and as low as 18,400 shares.
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
     Our primary exposure relates to interest rate risk on our investment portfolio. As of September 30, 2005 our funds were invested primarily in short term treasury securities and money market accounts. Because of the liquidity and short term nature of these instruments, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2005, any potential decline in the fair value of our investments would not be material.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report (Evaluation Date). Based on the foregoing, our Chief Executive Officer and Vice President Finance concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
     While it is not possible to determine with any degree of certainty the ultimate outcome of the foregoing legal proceedings, we believe that we have substantial meritorious basis for our Paragraph IV challenge of GlaxoSmithKline patent for sumatriptan succinate injection 6mg/0.5mL. We are currently in fact discovery.
     Other
     We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. We are not aware of any pending litigation matters that will materially affect our financial statements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 20, 2005, we agreed to issue an eight-year warrant to purchase up to 120,000 shares of our common stock, at an exercise price of $5.13, to a consultant for services. The warrant shall vest in three installments of 20,000, 40,000 and 60,000 shares of common stock on the first, second and third year anniversaries of the effective date of the warrant, respectively, subject to a consulting agreement with the consultant being in effect at the time of vesting.
     On November 2, 2005, we executed Amendment No. 1 to a five-year warrant dated September 17, 2003, between the Company and a consultant, to purchase up to 130,000 shares of our common stock, at an exercise price of $4.90, in consideration for services. The amendment modified the expiration date of the warrant from September 16, 2008 to September 16, 2011.
     The securities issued by the Company pursuant to the transactions described above have been issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The foregoing transactions did not involve any public offering; we made no solicitation in connection with the transaction, other than communications with the consultant; we obtained representations from the consultant regarding their investment intent, experience and sophistication; the consultant either received or had access to adequate information about the Company in order to make an informed investment decision; and the Company reasonably believed that the consultant was “sophisticated” within the meaning of Section 4(2) of the Securities Act. No underwriting discounts or commissions were paid in conjunction with the issuances.
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information (not previously reported in a Form 8-K)
     On September 20, 2005, we agreed to issue an eight-year warrant to purchase up to 120,000 shares of our common stock, at an exercise price of $5.13, to a consultant for services. The warrant shall vest in three installments of 20,000, 40,000 and 60,000 shares of common stock on the first, second and third year anniversaries of the effective date of the warrant, respectively, subject to a consulting agreement with the consultant being in effect at the time of vesting.
     On November 2, 2005, we executed Amendment No. 1 to a five-year warrant dated September 17, 2003, between the Company and a consultant, to purchase up to 130,000 shares of our common stock, at an exercise price of $4.90, in consideration for services. The amendment modified the expiration date of the warrant from September 16, 2008 to September 16, 2011.
     The securities issued by the Company pursuant to the transactions described above have been issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The foregoing transactions did not involve any public offering; we made no solicitation in connection with the transaction, other than communications with the consultant; we obtained representations from the consultant regarding their investment intent, experience and sophistication; the consultant either received or had access to adequate information about the Company in order to make an informed investment decision; and the Company reasonably believed that the consultant was “sophisticated” within the meaning of Section 4(2) of the Securities Act. No underwriting discounts or commissions were paid in conjunction with the issuances.
ITEM 6. Exhibits

Exhibit No.	Description
4.1	Form of Warrant dated September 15, 2005. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

4.2 +	Amendment No. 1 dated as of November 2, 2005, to Warrant issued by the Registrant to a Consultant, dated as of September 17, 2003.

Exhibit No.	Description
4.3 +	Warrant issued by the Registrant to a Consultant, dated as of September 20, 2005.

10.1	Form Securities Purchase Agreement dated September 14, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

10.2	Letter Agreement between the Registrant and Rodman and Renshaw, LLC. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

10.3	Summary of Director Compensation. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2005, and incorporated herein by reference.)

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.
Date: November 4, 2005	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Warrant dated September 15, 2005. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

4.2 +	Amendment No. 1 dated as of November 2, 2005, to Warrant issued by the Registrant to a consultant, dated as of September 17, 2003.

4.3 +	Warrant issued by the Registrant to a consultant, dated as of September 20, 2005.

10.1	Form Securities Purchase Agreement dated September 14, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

10.2	Letter Agreement between the Registrant and Rodman and Renshaw, LLC. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

10.3	Summary of Director Compensation. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2005, and incorporated herein by reference.)

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith