Form 10-K
period 2005-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2006-03-15
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
      Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).    Yes ☐         No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was $64,185,904 based on the closing sale price of such common equity on such date.
      As of March 10, 2006 there were 23,709,295 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders, to be filed on or before May 1, 2006, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
      Spectrum Pharmaceuticals, Inc.’s Annual Report on Form 10-K contains certain words, not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” and also contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Reference is made in particular to forward looking statements regarding the success of our drug candidates, product approvals, product sales, development timelines, product acquisitions, liquidity and capital resources and trends. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Spectrum Pharmaceuticals, Inc.’s actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Report, including the “Risk Factors” in “ITEM 1A — Risk Factors”, and in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in PART II. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.
      Unless the context otherwise requires, all references to the “Company”, “we”, “us”, “our”, “Spectrum” and “Spectrum Pharmaceuticals” refer to Spectrum Pharmaceuticals, Inc. and its subsidiaries, as a consolidated entity. We primarily conduct all our activities as Spectrum Pharmaceuticals.

PART I

Item 1.	Business
Overview
      We are a specialty pharmaceutical company with an oncology focus, committed to acquiring, developing and commercializing drug products for the treatment of cancer and other unmet medical needs. Our business strategy, which strives to reduce risk while building shareholder value, is to maintain a diversified portfolio of drugs, strengthen our development and commercialization capabilities, while concurrently sharing risk through business alliances, and take advantage of near-term revenue opportunities. Our commitment is to build a successful commercial pharmaceutical company with sustainable future growth from revenue generating drug products.
      Since August 2002, we have accomplished a successful turnaround by shifting our strategic focus from drug discovery, neurology drugs and genomics research, to development of a diversified drug portfolio containing primarily clinical stage oncology, or anti-cancer, drugs. During this period, we have enhanced our financial strength and capabilities by securing over $100 million in equity financing and upfront license fees, and entering into several strategic business alliances. These actions enabled us to acquire certain rights to four new proprietary drug product candidates, strengthen our management team, enhance our developmental and regulatory capabilities, and accelerate the development timelines of our key drug product candidates.
      As of the date of filing this report, we had:

•	Eight proprietary drug product candidates, or drug products with respect to which we have patent rights, either directly or through licensing, under development, including one in phase 3, and four in multiple phase 2 trials;

•	Three Abbreviated New Drug Applications (ANDAs) for generic drug products approved, and ten under review by the United States Food and Drug Administration (FDA); and

•	Intellectual property rights to certain neurology compounds that are available for out-licensing to third parties.
Business Strategy
      Our mission at Spectrum Pharmaceuticals, Inc. is to bring our expertise and passion for excellence to acquire, develop and commercialize pharmaceuticals for unmet medical needs while building value for our shareholders. The tenets of our business strategy to fulfill this mission are:

•	Diverse Product portfolio: We believe that a diverse product portfolio increases the probability of our ultimate commercial success. Accordingly, while we continue to advance our existing product portfolio, we also evaluate additional promising proprietary drugs for acquisition or in licensing from third parties and are also selectively developing generic drugs.

•	Near-term Revenues: Recognizing that new drug development is a lengthy process, as we evaluate additional promising drugs, we focus primarily on late stage proprietary compounds with the potential for generating revenues in the near-term.

•	Strategic Alliances: In general, we direct and pay for all aspects of the drug development process, and consequently incur the risks and rewards of drug development, which is an inherently uncertain and expensive process. To mitigate such risks, to accelerate drug development timelines, and to opportunistically generate cash, we will seek to out-license rights to certain of our intellectual property and proprietary products for the development and commercialization of those products, particularly outside the United States, in exchange for upfront fees, milestones, royalties and other commercialization privileges.

•	Product Commercialization: As our drugs progress through development, to the point of potential FDA approval for marketing in the United States, we plan to expand our sales and marketing capability. However, the costs of establishing and maintaining a sales force to effectively market proprietary drug products in the United States are significant. Accordingly, to accelerate the market penetration of our proprietary products, when approved by the FDA, we may seek collaborations with entities with proven sales, marketing and distribution capabilities in the United States. Due to the competitive environment of the generics market, we have determined that, sales can be maximized by partnering with a company with established generics distribution capabilities.

      In our pursuit of the foregoing business strategy, during 2005 we licensed rights to three new proprietary compounds and filed five new ANDAs. During 2006 we are actively evaluating promising late stage proprietary compounds with the potential for near-term revenues, and we expect to file additional ANDAs in 2006 and beyond and to have multiple generic drugs FDA approved and marketed in the U.S.
Recent Developments
      In December 2005, our co-development partner, GPC Biotech, began the rolling submission of a New Drug Application (NDA) with the FDA for satraplatin, an orally bioavailable platinum compound, for use in combination with prednisone as a second-line chemotherapy treatment for patients with hormone-refractory prostate cancer (HRPC). Interim analysis results of the phase 3 trials in HRPC are expected to be announced in late April 2006. Satraplatin has been granted fast track designation by the FDA; therefore, if GPC Biotech completes the NDA submission filing by the end of 2006 and the FDA approves the NDA, sales of satraplatin could commence in the United States as early as late 2007, or early 2008. Commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand have been sublicensed by GPC Biotech to Pharmion Corporation, who expects to submit for European marketing authorization in the 1st quarter of 2007, pending concurrence with the European Agency for the Evaluation of Medicinal Products (EMEA), the FDA’s European counterpart. A successful worldwide launch of satraplatin and achievement of all regulatory and sales milestone revenues would generate revenues in excess of $50 million for us, net of our milestone payment obligations to the original patent holder. In addition, we will receive a royalty on worldwide sales of satraplatin, reduced by royalties payable by us to the original patent holder. Also, under certain conditions, we may have co-promotion rights for satraplatin in the U.S. This would enable us to build an oncology sales force.
      In February 2005, GlaxoSmithKline (GSK) commenced suit against us, alleging that our ANDA for sumatriptan succinate injection, the generic form of GSK’s Imitrex® injection, infringes their patent. Imitrex® injection is used for the acute treatment of migraine attacks and of cluster headache episodes in adults, and recorded estimated U.S. revenues of approximately $200 million in 2005. We believe that the patent that we have challenged covering GSK’s Imitrex® injection, which, with pediatric exclusivity, is set to expire on February 6, 2009, is invalid, unenforceable and/or or will not be infringed by our generic product candidate. Imitrex® injection is also covered by a patent which together with pediatric exclusivity does not expire until June 28, 2007, which patent is not currently being challenged by us or any third party. If the FDA approves our ANDA and we are successful in our patent challenge, and are awarded six months of generic market exclusivity because we believe that we were the first to file an ANDA for sumatriptan succinate injection, we may be able launch our sumatriptan succinate injection product immediately upon the expiry of the June 2007 patent. Further information regarding this patent challenge can be found below.
      On February 22, 2006, we entered into a strategic alliance with Par Pharmaceutical Companies Inc. (Par), one of the largest generics company in the United States, to distribute generic drugs for which we have filed ANDAs, including sumatriptan succinate injection. We expect that we will receive FDA approval for several ANDAs during 2006, in addition to the three previously approved generics, ciprofloxacin tablets, fluconazole tablets and carboplatin injection. The agreement also covers additional ANDAs currently being developed by us. Pursuant to the terms of the agreement, the Company is responsible for the development of, and regulatory filings for, the generic drugs and the Company will receive payments upon regulatory approval of each ANDA. The agreement also provides for a share of the profits from the sale by Par of the Company’s generic products. In addition, Par agreed to provide financial and legal support, including the payment of all legal expenses going forward, for the ongoing patent challenge for sumatriptan succinate injection. Within twenty-four months of the effective date of the agreement, the Company has the right to request Par to make an equity investment in the Company, which is subject to due diligence and the negotiation of definitive documents at that time. Not counting our share of the profits from sales of the generic drugs, the Company could receive an aggregate of over $10 million under the agreement if the equity investment is made and all the regulatory approvals are obtained. We believe that this alliance completes our generic commercialization strategy, provides an excellent marketing partner for our generic products and puts us in the best position to maximize the revenue potential from our generic drug portfolio.
Drug Product Candidates

Proprietary drugs
      New drug development, which is the process whereby drug product candidates are tested for the purpose of filing a New Drug Application (NDA) (or similar filing in other countries) and eventually obtaining marketing approval from the FDA or a marketing authorization from other regulatory authorities outside of the U.S., is an inherently uncertain, lengthy and expensive process which requires several phases of clinical trials to demonstrate to the satisfaction of the FDA in the United States, and regulatory authorities in other countries, that the products are both safe and effective for their respective indications. Our proprietary drug strategy is designed to address the significant risks of drug development by focusing our acquisition and development efforts on clinical stage drug candidates (those in human trials). We do, however, also undertake the acquisition and development of promising pre-clinical drug candidates when we believe that the therapy is novel and/or when we believe the drug candidates have a higher probability of regulatory approval than that of a typical compound at a similar stage of development.

      Our proprietary drug candidates, their target indications, and status of development are summarized in the following table, and discussed below in further detail:

Drug Candidate	Target Indication	Development Status

Satraplatin	Hormone Refractory Prostate Cancer	Late phase 3; rolling NDA submission has begun
	Metastatic breast cancer	Phase 2
	With Taxol® in Non-small Cell Lung Cancer	Phase 2
	With radiation therapy in Non-small Cell Lung Cancer	Phase 1/2
	With Taxotere® in advanced solid tumors	Phase 1

EOquintm	Superficial Bladder Cancer	Phase 2 completed; end of phase 2 meeting held with the FDA; IND filed

Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2

Ozarelix (formerly SPI-153)	Hormone Dependent Prostate Cancer	Phase 1/2
	Benign Prostatic Hypertrophy	Phase 2

Lucanthone	Radiation Sensitizer for Brain Tumors and Brain Metastases	Phase 2

RenaZorbtm	Hyperphosphatemia in End-stage Renal Disease	Pre-clinical

SPI-1620	Adjunct to Chemotherapy	Pre-clinical

SPI-205	Chemotherapy Induced Neuropathy	Pre-clinical

      While other indications have not yet been identified, some of our drug candidates may prove to be beneficial in additional disease indications as we continue to study and develop these drug candidates. In addition, we have intellectual property rights to neurology compounds that we may out-license to third parties for further development.
      We believe our proprietary drug candidates have the potential to be effective therapeutic agents with some advantages over existing therapies. Our goal is to develop and commercialize many of these drugs in the United States and license the rights for Japan and Europe to local companies in those countries (to the extent that we have rights in those territories).
Overview of Indications We Are Targeting

Cancer
      Cancer is the second leading cause of death in the United States, accounting for approximately 25% of all deaths. In its most recent annual report, the American Cancer Society reported that in the under-85 age group, cancer is the leading cause of death. In the United States, approximately 1.4 million new cancer cases are expected to be diagnosed in 2006 and over 564,000 persons are expected to die from the disease in 2006. Accordingly, there is significant demand for improved and novel cancer treatments.
      Cancer occurs when abnormal cells divide without control. These cells can invade nearby tissues or spread through the bloodstream and lymphatic system to other parts of the body. Five to ten percent of all cancers are believed to be due to inheriting a faulty gene. The remaining 90 to 95 percent are believed to be caused by damage to the genes during a person’s lifetime. This damage can be caused by internal agents, such as hormones or an altered immune system, or external agents, such as viruses, exposure to chemicals or harmful ultraviolet sunrays. Sometimes ten or more years may pass between exposure and cancer detection. Cancer is currently treated by surgery, chemotherapy, radiation therapy, hormonal therapy and immunotherapy. Cancer is referred to as refractory when it has not responded or is no longer responding to a treatment.
      We believe that traditional chemotherapeutic agents are likely to remain the mainstay therapy for cancer for the foreseeable future. However, we continue to seek additional novel drugs, drug delivery methods and combination therapies that address cancer or cancer related indications with significant unmet medical need. Accordingly, we are actively seeking novel and proprietary oncology drug candidates that:

•	have demonstrated initial safety and efficacy in clinical trials and/or we believe have a higher probability of regulatory approval than that of a typical compound at a similar stage of development;

•	target cancer indications with significant unmet medical need, where current treatments either do not exist or are not effective; and

•	we believe we can acquire at a fair value based on our judgment of clinical and commercial potential.

Benign Prostatic Hypertrophy
      Benign prostatic hypertrophy (BPH) is a non-cancerous enlargement of the prostate leading to difficulty in passing urine, reduced flow of urine, discomfort or pain while passing urine and increased frequency of urination. Enlargement of the prostate is controlled by testosterone. According to the National Institutes of Health, benign prostatic hypertrophy affects more than 50% of men over age 60 and as many as 90% of men over the age of 70. Treatment options for benign prostatic hypertrophy include surgery and medications to reduce the amount of tissue and increase the flow of urine. In the 12-month period ended June 2005, the worldwide BPH treatment market was estimated to be almost $4 billion, and grew by approximately 12% in fixed-rate U.S. dollar terms.

End-Stage Renal Disease and Chronic Kidney Disease: Hyperphosphatemia
      Hyperphosphatemia, or high phosphate levels in blood, affects patients with chronic kidney disease, especially end-stage kidney disease patients on dialysis. It can lead to significant bone disease (including pain and fractures) and cardiovascular disease, and is independently associated with increased mortality. Treatment of hyperphosphatemia is aimed at lowering blood phosphate levels by: (1) restricting dietary phosphorus intake; and (2) using, on a daily basis, and with each meal, oral phosphate binding drugs that facilitate fecal elimination of dietary phosphate before its absorption from the gastrointestinal tract into the bloodstream. Restricting dietary phosphorus intake has historically not been a successful means of serum phosphate control, and phosphate binders are the mainstay of hyperphosphatemia management.
      According to the United States Renal Data System’s 2005 Annual Report and the National Kidney Foundation, there are an estimated 450,000 patients with end-stage renal disease in the United States. During the past decade, the end-stage renal disease population is estimated to have grown by approximately 8% annually. We anticipate growth in the use of phosphate binders due to (1) significant room to improve patient compliance, currently as low as 40% for some phosphate binders; (2) recommendations for expanded use of phosphate binders in Stage 3 and Stage 4 chronic kidney disease (8 million patients in the United States) under the revised National Kidney Foundation Kidney Disease Outcomes Quality Initiative, or K/ DOQI, clinical guidelines; (3) trends in treatment toward separating control of phosphate levels from control of calcium levels, based on K/ DOQI guidelines, creating more demand for non-calcium, non-aluminum phosphate binders, including lanthanum-based agents; and (4) reimbursement for oral medications for dialysis patients under a new Medicare plan, beginning in 2006.
      Currently marketed therapies for treating hyperphosphatemia include non-calcium, non-aluminum, non-magnesium phosphate binders such as polymer-based and lanthanum-based phosphate binders, aluminum-based phosphate binders, and calcium-based phosphate binders. Under the new National Kidney Foundation

K/ DOQI guidelines, both calcium-based phosphate binders and non-calcium, non-aluminum, non-magnesium phosphate binders are recommended as first line or long-term therapy for the management of hyperphosphatemia. However, the current therapies require large number of large pills to be chewed or swallowed along with each meal, leading to problems with patient compliance with the treatment regime. Spectrum’s drug, if successful, is likely to avoid some of the patient compliance-related issues.

Our proprietary drug candidates
      Satraplatin:     Satraplatin, an orally administered platinum-derived chemotherapy agent, is being developed by our co-development partner, GPC Biotech AG (NASDAQ: GPCB), as a second-line chemotherapy treatment for its intended initial indication, hormone-refractory prostate cancer. In addition to hormone-refractory prostate cancer, satraplatin has shown indication of anti-tumor activity in solid tumors such as ovarian and lung cancer.
      Prostate cancer is the second leading cause of cancer related deaths in men. According to the American Cancer Society, approximately 234,460 new cases and 27,350 deaths will occur in the U.S. during 2006. The initial treatment of prostate cancer, surgery along with radiation therapy and hormonal therapy, is often non-curative. Once the disease progresses after the initial hormonal treatment, it is considered hormone refractory. For those patients with cancer that is hormone refractory, treatment currently involves chemotherapy, which is usually non-curative but improves the symptoms of cancer with limited prolongation of survival.
      Platinum compounds continue to represent one of the most widely used classes of chemotherapeutic agents in modern cancer therapy and are typically used in combination with other chemotherapeutic agents for the treatment of various types of cancer. Worldwide sales of these drugs were in excess of $2 billion in 2005. While the platinum compounds currently on the market are intravenously administered, satraplatin is an orally administered compound. We believe an orally administered platinum-derived chemotherapeutic agent may offer important clinical and commercial advantages over platinum compounds that need to be intravenously administered in a hospital setting, including ease of administration and patient convenience. These advantages, in turn, could potentially lead to improved patient compliance as well as potential cost savings to patients and the healthcare system.
      A pivotal phase 3 trial, the SPARC (Satraplatin and Prednisone Against Refractory Cancer) trial for satraplatin in HRPC, was initiated by GPC Biotech in September 2003, following completion of a Special Protocol Assessment (an assessment by a special committee of the FDA). Also in September 2003, the FDA granted “fast-track” designation to satraplatin as a second-line chemotherapy for patients with HRPC. The FDA’s “fast-track” programs are intended to expedite the review of drugs to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. In particular, the rolling submission process enables companies that have been granted “fast-track” designation by the FDA to submit sections of the NDA to the agency as they become available, allowing the review process to begin before the complete dossier has been submitted.
      In February 2004, GPC Biotech received a Scientific Advice Letter from the EMEA enabling the pivotal phase 3 trial on satraplatin to proceed in Europe using the SPARC protocol. Enrollment of over 900 patients, for that phase 3 study, was completed in December of 2005. Patients are now being followed-up for determination of the study primary endpoint, progression-free survival. The interim efficacy analysis, being performed by the Data Safety Monitoring Board (DSMB), is expected to be completed in late April 2006. A previous interim safety analysis performed by the DSMB did not reveal any safety concerns related to the drug.
      Data showing efficacy in patients with HRPC was presented at the Annual Meeting of the American Society of Clinical Oncology (ASCO) in Chicago, in 2003. The data has since been published in the scientific journal Oncology, Volume 68, No. 1, pages 2-9, 2005. Additional data was presented at a prostate symposium in San Francisco in February 2006.
      In December 2005, our development partner GPC Biotech began the rolling submission of a NDA with the FDA and the current plans are to complete the NDA filing by the end of 2006. We expect that, if the study is successful, the FDA could approve the NDA before the end of 2007 and the drug could be launched for sale soon thereafter. In December 2005, GPC Biotech licensed commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand to Pharmion Corporation, who expects to submit an application for European marketing authorization in 2007, pending concurrence with the EMEA.
      Satraplatin has demonstrated anti-tumor activity in other cancers; accordingly, in order to maximize its potential, the following additional studies, in addition to the SPARC trial in HRPC, exploring other possible uses and indications are ongoing:

•	satraplatin in treating metastatic breast cancer;

•	satraplatin, in combination with Taxol®, in treating non-small cell lung cancer;

•	satraplatin, in combination with Taxotere®, in treating advanced solid tumors; and

•	satraplatin in combination with simultaneous, standard doses of radiotherapy in treating locally advanced non-small cell lung cancer.
      See “Business Alliances — Johnson Matthey PLC and GPC Biotech AG” for commercial terms relating to satraplatin licensing and development.
      EOquintm: EOquin is an anti-cancer agent that becomes activated by certain enzymes present in higher amounts in cancer cells than in normal cells. It is currently being developed for the treatment of superficial bladder cancer (SBC), which is cancer that has not invaded the muscle of the bladder wall. EOquintm is the trademarked name for the drug substance apaziquone formulated for administration directly into the urinary bladder (“intravesical instillation”).
      The American Cancer Society estimates that there will be more than 61,420 new cases of and 13,060 deaths from bladder cancer in 2006 in the United States. The estimated patient population with bladder cancer is over 400,000 in the United States and even greater in Europe. Superficial bladder cancer accounts for 75 to 80 percent of all cases of bladder cancer at first diagnosis. The initial treatment of this cancer is surgical removal of the tumor. Because of the high frequency of early recurrences of the tumor, patients are usually prescribed additional therapy to prevent or delay such recurrences. This additional therapy generally consists of immunotherapy or chemotherapy drugs instilled directly into the bladder. During the past 20 years no new drugs have been introduced in the market for treatment of superficial bladder cancer.
      EOquintm is activated to a greater degree within tumor cells than in the normal bladder lining. Also, it is not absorbed in any significant amount from the bladder wall into the bloodstream and thus carries a lesser risk of harming the rest of the body. During 2005, we completed a multi-center phase 2 clinical trial to evaluate the level of anti-tumor activity of EOquintm as well as the safety of treatment.
      The phase 2 data has confirmed anti-tumor activity against recurrent multiple superficial bladder cancer, as evidenced by thirty-one of forty-six patients (67%) showing a complete response after receiving six weekly treatments with EOquintm instilled into the urinary bladder. In clinical trials performed to date, EOquintm has shown to be well-tolerated, with no significant systemic toxicity, and local toxicity limited to temporary chemical cystitis (inflammation of the urinary bladder) resulting in increased urinary frequency, dysuria (painful urination) and hematuria (blood in the urine) in a few patients.
      In September 2005, we initiated a multicenter clinical study in Europe, of EOquintm in high-risk superficial bladder cancer patients who risk early relapse, sometimes in the form of invasive, life-threatening stages of bladder cancer. EOquintm was discovered in Europe and all the clinical development, so far, has been carried out in the UK and the Netherlands.
      During 2005, we also carried out additional preclinical studies that are required by the U.S. FDA before initiating clinical trials in the US. In January 2006, we had a pre-IND and end of phase 2 meeting with the FDA to discuss the results of preclinical and clinical studies carried out to date and a plan for a phase 3 registration study. We are required to complete a pilot study in about 20 patients before initiating a phase 3 registrational study. We just recently filed an IND with the FDA, so we plan to conduct the pilot study and initiate the phase 3 clinical trial before the end of 2006.

      During 2005, we completed an investigation in animal models of apaziquone (EO9) as a radiation sensitizer in the treatment of certain cancers. Many tumors grow under conditions of reduced oxygen tension (hypoxia). This makes them insensitive or resistant to treatment by X-rays. EO9 is activated in tumor cells both in normal oxygenation and in hypoxia. The results of the investigation indicate that EO9 combined with irradiation slows tumor growth more efficiently than alternative treatments.
      Radiation therapy is an effective treatment for a number of tumors. Half of all cancer patients will receive radiation therapy during their course of treatment for cancer. While radiation therapy is one of the most widely used treatment modalities, many tumors are hypoxic (with insufficient oxygen supply) and are resistant to radiation therapy. There remains a need to improve the cure rate by radiation therapy, especially in hypoxic tumors. One way to enhance the effectiveness of radiation therapy is to use a radiation sensitizer, a drug that increases the effectiveness of radiation.
      See “Business Alliances — NDDO Research Foundation” for commercial terms relating to EOquin licensing and development.
      Elsamitrucin: Elsamitrucin, an anti-tumor antibiotic that acts as a dual inhibitor of two key enzymes involved in DNA replication, topoisomerase I and II, is currently being developed for its intended initial indication, refractory non-Hodgkin’s lymphoma. By inhibiting the activity of these two key enzymes involved in DNA replication, elsamitrucin is thought to lead to DNA breaks that prevent the correct replication of DNA and ultimately result in cancer cell death.
      Non-Hodgkin’s lymphoma is a tumor arising from the lymph nodes. According to the American Cancer Society, an estimated 58,870 new cases and 18,840 deaths will occur from Non-Hodgkin’s lymphoma in 2006 in the United States. In early stages, localized diseased lymph nodes can be treated with radiation therapy. Later stages of this disease are treated with chemotherapy or with chemotherapy plus radiation and highly specific monoclonal antibodies depending on the type of non-Hodgkin’s lymphoma. We believe elsamitrucin may prove to be an important addition to the treatment of refractory non-Hodgkin’s lymphoma patients because it has shown activity when used alone and it is generally well tolerated with minimal myelosuppression. We believe that this attribute could make it an ideal drug in combination therapy.
      In April 2004, we initiated a multi-center, phase 2 trial in patients with refractory non-Hodgkin’s lymphoma. In clinical trials conducted by us and previously by Bristol-Myers Squibb, elsamitrucin has also demonstrated a favorable side effect profile. The current status of the phase 2 trial:

•	In November 2005, an abstract with updated interim results was published in the proceedings of the American Society of Hematology Annual Meeting. Elsamitrucin continued to demonstrate evidence of anti-tumor activity against refractory Non-Hodgkin’s lymphoma and a safe and favorable side effect profile.

•	Preliminary data is consistent with results from previous a phase 2 trial, where 25% patients showed an objective response.

•	We have expanded the scope of the trial to include patients suffering from chronic lymphocytic leukemia, for which the American Cancer Society estimates 10,020 new cases, and 4,660 deaths in 2006 in the United States.
      We also plan to initiate additional studies in head and neck cancer and possibly other tumor types. We are evaluating the therapeutic potential of elsamitrucin in combination with other standard agents in experimental models. The rationale for this is the fact that elsamitrucin is has minimal toxicity to bone marrow, the main toxicity target of most anticancer agents; therefore, it may allow combinations with other drugs without a need to significantly reduce doses, which might result in improved therapeutic effects. If these animal studies will prove positive, we will consider evaluating these combinations in cancer patients.
      See “Business Alliances — Bristol-Myers Squibb” for commercial terms relating to elsamitrucin licensing and development.

      Ozarelix (formerly SPI-153): Ozarelix, a LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist (a substance that blocks the effects of a natural hormone found in the body) is currently being evaluated for its intended initial indications, hormone-dependent prostate cancer (HDPC) and benign prostatic hypertrophy (BPH). We also plan to evaluate the compound for the treatment of endometriosis.
      As described earlier, in connection with satraplatin, prostate cancer is the second leading cause of cancer related deaths in men. The initial treatment of prostate cancer includes surgery along with radiation therapy and hormonal therapy. We believe ozarelix may prove to be an important addition in treating hormone-dependent prostate cancer patients because of its ability to induce prolonged testosterone suppression in healthy volunteers as shown in early trials. There are other LHRH antagonist and agonists (a substance that mimics the effects of a natural hormone found in the body) that are currently marketed or are being tested for the treatment of the indications we are pursuing. However, we believe that ozarelix has certain advantages over other LHRH antagonists which include improved solubility, less tendency for aggregation resulting in greater bioavailability (absorption by the body) and minimal histamine release tendency which should reduce allergic reactions. We also believe that ozarelix has advantages over LHRH agonists which include immediate and dose dependent suppression of sex hormones and no risk of testosterone surge or clinical flare up.
      As described earlier, benign prostatic hypertrophy is a non-cancerous enlargement of the prostate that is caused by testosterone. Unlike GnRH-like drugs, ozarelix, which is an antagonist of GnRH, has the potential to reduce testosterone just enough to reduce both prostate size and symptoms.
      Endometriosis is the displacement of endometrial tissue (the mucous lining of the uterus) to other organs outside the womb. Endometriosis is one of the most common causes of pelvic pain and infertility in women. At least 5.5 million women in North America alone have endometriosis. Based on the stage of the disease the treatment can include hormone therapy or surgery or a combination of both. Current hormonal treatment aims to stop ovulation for as long as possible. Ozarelix is an antagonist (blocker) of GnRH (gonadotropin releasing hormone), a hormone that provokes ovulation.
      In 2005, we initiated two phase 2 clinical trials in HDPC and BPH in Europe, with the collaboration of AEterna Zentaris, our licensor of ozarelix.
      In August 2005, we achieved complete enrollment for the phase 2 trial in HDPC, ahead of schedule by more than four months. The multicenter phase 2 trial is designed to evaluate the effects of ozarelix on hormonal levels, in particular testosterone, as well as objective anti-tumor effects. The trial involving 48 patients is being conducted in Europe. With enrollment now complete, we plan on reporting full results by the third quarter of 2006.
      In November 2005, we achieved complete enrollment for the phase 2 trial for BPH. The multi-center clinical trial is designed to evaluate both objective parameters, such as improvement in urine flow and shrinkage of the prostate volume, as well as various symptoms of BPH over a period of several months. Because ozarelix is expected to have the dual effects of: shrinking the prostate and reducing the amount of testosterone, our expectation is that a single injection of ozarelix, repeated every few months, may be able to reduce the size of the prostate as well as accompanying symptoms. With enrollment now complete, we plan on reporting full results by the fourth quarter of 2006.
      Also, we plan to initiate a study in healthy female volunteers for endometriosis in Europe in the 2nd or 3rd quarter of 2006.
      See “Business Alliances — Zentaris GmbH” for commercial terms relating to ozarelix licensing and development.
      Lucanthone:     Lucanthone, an orally administered small-molecule drug, has shown promise as a radiation sensitizer. We own a license to a method of treating cancer of the central nervous system through the administration of lucanthone and radiation. Data obtained from prior studies suggests that lucanthone inhibits post-radiation DNA repair in tumor cells, and thus has the potential to improve the treatment outcomes in a number of human malignancies, specifically brain tumors, as it readily crosses the blood-brain barrier.

      Lucanthone was originally used as an antiparasitic agent for the treatment of schistosomiasis in the 1950s and 1960s. This drug was administered to 300,000 patients with no deaths or lasting side effects. It was later discontinued because better antiparasitic medications became available.
      Dr. Robert Bases, the patent inventor, recently demonstrated that although lucanthone has structural and biochemical similarities to Actinomycin D, it has no haematological or gastro-intestinal toxicity at clinically tolerated doses. In trials, Lucanthone was found to be safe, practical and effective and has since been proposed for use in clinical protocols for the treatment of cancer.
      We plan to proceed with phase 2 trials of lucanthone as a radiation sensitizer for treatment of brain tumors. We are currently in the process of preparing new clinical supplies with newly manufactured API. When supplies are ready, we will expand on the studies previously performed.
      RenaZorbtm: RenaZorbtm, a second-generation lanthanum-based nanoparticle phosphate binding agent, has the potential to address hyperphosphatemia, or high phosphate levels in blood, in patients with end-stage renal disease and chronic kidney disease. Please see the discussion of hyperphosphatemia above.
      We believe that RenaZorbtm has the opportunity, because of its higher capacity for binding phosphate on an equal weight basis, to significantly improve patient compliance by offering the lowest-in-class dosage (potentially one or two small tablets per meal) to achieve the same therapeutic benefit as other phosphate binders.
      In December 2005, we met with the FDA to discuss the data and registrational development plans for RenaZorbtm and we continue to perform preclinical development work.
      See “Business Alliances — Altair Nanotechnologies” for commercial terms relating to licensing and development.
      SPI-1620: SPI-1620 is an endothelinB agonist, which can stimulate receptors on endothelial cells, the innermost, simple layer of cells lining the blood vessels to selectively and transiently increase blood flow to the tumor and thereby selectively increase the delivery of anti-cancer drugs to cancer tissue. This technology takes advantage of the fact that there is differential blood supply to the tumors. Tumors get their blood supply from blood vessels which are different from normal blood vessels and which mostly lack the surrounding smooth muscle cells, and associated innervations, found in healthy tissue’s blood vessels.
      Chemotherapy is one of the mainstays of therapy for solid carcinomas, including breast, lung, and prostate. Chemotherapy uses drugs called cytotoxic agents that are poisonous to cells to kill cancerous cells. Chemotherapy often fails because adequate and uniform distribution of the cytotoxic agents is not achieved in the tumor, while serious side effects can result from toxicity to normal cells. Consequently, any means to increase the delivery of a cytotoxic agent selectively to tumors, while minimizing its concentration in normal tissues may be very beneficial.
      When anti-cancer drugs, such as paclitaxel injection, are administered shortly after SPI-1620, the anti-cancer drug concentration in the tumor is increased several fold. This results in increased antitumor efficacy at a given dose of a cytotoxic agents, and might allow physicians to maximize efficacy with reduced cytotoxic agent doses with resultant decreased toxicity to the normal organs.
      Animal studies to date have shown that SPI-1620:

•	Increases significantly blood flow in the tumor with no significant effect on blood flow in normal tissues;

•	Increases delivery of paclitaxel to tumors in experimental animals;

•	Does not affect the concentration of paclitaxel in normal tissues, nor does it slow the healthy tissues’ elimination of paclitaxel; and

•	Increases efficacy of paclitaxel and other drugs in a number of animal models.

      During December 2005, we met with the FDA to discuss preclinical data and development plans for SPI-1620.
      See “Business Alliances — Chicago Labs” for commercial terms relating to licensing and development.
      SPI-205:     SPI-205, a lipid suspension of leteprinim, has demonstrated, in experimental models, benefits in treating chemotherapy induced peripheral neuropathy (nerve damage). During 2006, we plan to continue preclinical evaluation of SPI-205 and perform all necessary tests to bring it expeditiously to clinical trials in humans.

Generic drugs
      The Drug Price Competition and Patent Term Restoration Act of 1984 created an Abbreviated New Drug Application, or ANDA, approval process to accelerate the approval of generic drugs and foster generic competition. While an ANDA application is subject to significant regulatory review and scrutiny before approval by the FDA, the costs and timelines associated with the development of a generic drug and the overall timelines associated with the completion of regulatory review and subsequent commercialization of the generic drug product can be significantly shorter than the New Drug Application, or NDA, approval process, and can be relatively less uncertain and less expensive.
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
      To date, we have filed twelve ANDAs with the FDA, including those for ciprofloxacin tablets, fluconazole tablets and carboplatin injection, which received FDA approval in September 2004, September 2005 and June 2005, respectively. We are awaiting the approval by the FDA of ten ANDAs, including one ANDA for sumatriptan succinate injection, the generic form of GlaxoSmithKline (GSK) Imitrex® injection. We believe we are the first-to-file for our ANDA, for sumatriptan succinate injection, with Paragraph IV certification, and are currently in litigation with GSK over their patent for Imitrex®. In addition, we plan to file additional ANDAs in 2006 and beyond that will mostly include oncology injectables.
      As mentioned above, we have entered into a strategic alliance with Par to market our current, as well as certain future, generic drugs. In addition, Par shall provide both legal and financial support for the litigation with GSK regarding sumatriptan succinate injection. We believe that this alliance completes our generic strategy, provides an excellent marketing partner for our generic products and puts us in the best position to maximize the revenue potential from our generic portfolio.
Business Alliances and Licensing Agreements
      Strategic business alliances are an important part of the execution of our business strategy. We currently do not own any manufacturing or distribution capabilities. We generally direct and pay for all aspects of the drug development process, and consequently incur the risks and rewards of drug development, which is an inherently uncertain process. To mitigate such risks and address our manufacturing and distribution needs, we enter into alliances where we believe our partners can provide strategic advantage in the development, manufacturing or distribution of our drugs. In such situations, the alliance partners may share in the risks and rewards of the drug development and commercialization. We have entered into product development and manufacturing, and sales, marketing and distribution alliances, for some of our drug candidates and intend to enter into additional alliances in the future. The following represent our key business alliances:

Product Development and Manufacturing
      GPC Biotech AG (GPC Biotech): In 2002, in exchange for an upfront license fee and future milestones and royalties, we entered into a Co-Development and License Agreement with GPC Biotech for worldwide rights for further development and commercialization of satraplatin. Under the terms of this agreement, GPC Biotech agreed to fully fund the development expenses for satraplatin. A joint development committee establishes the development plans for satraplatin, with members from both GPC Biotech and Spectrum. GPC Biotech, however, represents a majority of the committee and the final procedures are effectively decided and implemented by GPC Biotech. We have the ability to perform additional studies, if so desired, at our expense. In December 2005, GPC Biotech licensed commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand to Pharmion Corporation. To date, we have received $3,000,000 in milestone payments and $129,000 in commissions on the sale of satraplatin product to GPC Biotech. In addition, during 2003, pursuant to the license agreement, GPC Biotech made an equity investment of $1,000,000 to purchase 128,370 shares of our common stock at $7.79 per share. We are entitled to additional revenues upon: achievement of specified milestones by GPC Biotech and Pharmion, which are generally based on developmental or regulatory events; and royalties on worldwide sales, if any, of the product. The term of the agreement expires on a product-by-product and country-by-country basis upon the expiration of the last to expire patents granted in each country covering such product, although some obligations, such as provisions relating to confidentiality and indemnification, survive termination. In addition, the agreement may be terminated earlier by either party (in some cases either in whole or on a product-by-product and/or country-by-country basis), based upon material breach or the commencement of bankruptcy or insolvency proceedings involving the other, or by GPC Biotech upon six months’ notice to us.
      Johnson Matthey PLC: In 2001, we in-licensed exclusive worldwide rights to satraplatin from its developer, Johnson Matthey, in exchange for an upfront fee, additional payments to be made based upon achievement of certain milestones and royalties based on any net sales, if any, if and when a commercial drug is approved and sales are initiated. Each of our contingent future cash payment milestone obligations to Johnson Matthey is generally matched by a corresponding, greater milestone receivable from GPC Biotech. We did not have to make any cash payments to Johnson Matthey for the upfront fees, milestone payments and equity investments we have received so far from GPC Biotech. Johnson Matthey currently supplies GPC Biotech with satraplatin for clinical trials, however, we, and therefore, GPC Biotech, are under no contractual obligation to purchase satraplatin from Johnson Matthey. The term of the agreement expires on a country-by-country basis upon the expiration of the last to expire patents granted in each country, although some obligations, such as provisions relating to confidentiality, survive termination. In addition, the agreement may be terminated earlier, by Johnson Matthey if we fail to make any milestone or royalty payments on the date due, by us at any time upon sixty days’ notice, or by either party upon breach of the agreement or commencement of bankruptcy or insolvency proceedings involving the other.
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
      Zentaris GmbH (Zentaris): In 2004, we entered into a license agreement with Zentaris, whereby we acquired an exclusive license to develop and commercialize ozarelix in North America and India. Our agreement also provides for 50% profit sharing from any potential sales or licensing revenue earned by Zentaris in Japan. We paid Zentaris an upfront payment of $1.8 million in cash and equity, and we are required to make payments upon achievement of certain development and regulatory milestones, in addition to royalties on any net sales. Zentaris retains exclusive rights to the rest of world, but will share with Spectrum upfront and milestone payments, royalties or profits from potential sales in Japan. In the event Zentaris, or another licensee, independently develops ozarelix for territories not licensed to us, we are entitled to receive and utilize the results of those development efforts. With certain exceptions, we are required to purchase all finished drug product from Zentaris for the clinical development of ozarelix at a set price. The parties agreed to discuss entering into a joint supply agreement for commercial supplies of finished drug product.

      Altair Nanotechnologies, Inc.: In January 2005, we entered into a license agreement with Altair Nanotechnologies, Inc., whereby we acquired an exclusive worldwide license to develop and commercialize RenaZorbtm for all human therapeutic and diagnostic uses. We paid Altair an upfront payment of 100,000 shares of restricted Spectrum common stock and made an equity investment of $200,000 for 38,314 shares of Altair common stock, and we are obligated to make future payments contingent upon the successful achievement of certain development and regulatory milestones. In addition, we will pay royalties and sales milestones on net sales, if any, if marketing approval is obtained from regulatory authorities. Under the terms of the agreement, Altair has agreed to work to establish FDA certified cGMP facilities for the manufacture of the active pharmaceutical ingredient contained in this product. During 2005, we conducted certain animal tests, as specified in the license agreement, upon one of the compounds licensed from Altair. Prior to conclusion of those tests we became aware of certain facts that have made it difficult to conduct the development of RenaZorbtm as expeditiously as planned and will require us to conduct additional tests which will cause delays in the development of the drug candidate. Upon the successful conclusion of the specified tests we are obligated to issue to Altair 100,000 shares of our common stock as a milestone payment. We have a contractual dispute with Altair that is in the early stages of a dispute resolution process under the auspices of the American Arbitration Association.
      Chicago Labs: In February 2005, we entered into a license agreement with Chicago Labs, Inc., whereby we acquired an exclusive worldwide license to develop and commercialize SPI-1620 for the prevention and treatment of cancer. We paid Chicago Labs an upfront fee of $100,000, and we are obligated to make future payments contingent upon the successful achievement of certain development and regulatory milestones. In addition we will pay royalties and sales milestones on net sales, if any, after marketing approval is obtained from the FDA and other regulatory authorities. Chicago Labs may terminate the agreement if we do not meet certain development deadlines that may be extended by Chicago Labs upon our request if we demonstrate good faith efforts to meet the deadlines.
      J.B. Chemicals & Pharmaceuticals Ltd. (JBCPL): In 2002, we formed a joint venture, NeoJB, LLC, with JBCPL, an India based pharmaceutical manufacturer, with a view to utilizing JBCPL’s existing manufacturing capabilities to produce selected oral prescription drug products for marketing in the United States. JBCPL operates 11 manufacturing facilities in India, which produce active pharmaceutical ingredients, intermediates (“building blocks” in chemical compounds), finished dosage form pharmaceuticals and herbal remedies. We own an 80% interest in NeoJB, LLC. Through the date of this report, we have filed four ANDAs on behalf of the joint venture. In September 2004 and 2005, the FDA approved our ANDAs for ciprofloxacin tablets and fluconazole tablets, respectively, which are manufactured by JBCPL. The joint venture purchases product from JBCPL based on market prices prevailing at the time of purchase, and does not have long-term volume or price commitments.
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
      FDC Limited (FDC): In 2003, we entered into an agreement with FDC, an India based pharmaceutical manufacturer, with a view to marketing in the United States certain ophthalmic drugs manufactured by FDC. Among other products, FDC manufactures active pharmaceutical ingredients and certain oral, ophthalmic and otic drugs at their manufacturing facilities in India, and is engaged in selling certain active pharmaceutical ingredients produced at their FDA approved facilities in India into the United States market. Through the date of this report, we have filed four ANDAs for ophthalmic drugs under this alliance. We do not have long-term volume or price commitments for any products, and we anticipate negotiating transfer prices for each product only after FDA approval of the corresponding ANDA is accomplished. Either party may terminate the agreement upon failure to agree to a mutually satisfactory supply price with respect to the products, in which case FDC is prohibited from selling such products within the United States for a price less than that offered to us under the agreement. The agreement continues until jointly terminated by the parties. However, either party may terminate the agreement upon the failure to reach certain milestones within specified time periods.
      Shantha Biotechnics Pvt. Ltd. (Shantha): In 2004, we entered into an alliance with Shantha, an Indian biopharmaceutical company engaged in the development, manufacture and commercialization of human healthcare products produced by recombinant technology for the detection and treatment of cancer and infectious diseases. We are responsible for all regulatory, marketing and distribution matters in the United States for certain products currently marketed by Shantha elsewhere in the world and certain other products under development by Shantha. The product candidates under evaluation for development include oncology biologics, cancer diagnostics, as well as vaccines. However, there are no current U.S. regulatory guidelines that allow for generic equivalents to branded biologics to be filed with the FDA using an abbreviated application and review process. The FDA is working with the pharmaceutical industry at-large to better understand the position of the biotech and biopharmaceutical companies regarding the issue of equivalence of biogenerics to the branded products and the equivalence of the processes used to manufacture the active biological ingredient. Until such time that the FDA adopts clear guidelines covering biogenerics and/or Congress creates new laws and regulations that would allow for an abbreviated application, review and approval process for biogenerics we will not be in a position to move forward in the United States on the product candidates covered under this agreement.

Sales, Marketing and Distribution
      Through the date of this report, we have received FDA approval for the marketing of three generic products. Prior to receiving such approvals, we entered into sales and distribution agreements, in 2003 and 2005, respectively, with The Lannett Company and Cura Pharmaceuticals Company. Lannett distributed our first approved drug product, ciprofloxacin tablets, and Cura distributes carboplatin injection. The agreement with Lannett expired on March 10, 2006, and Cura continues to distribute carboplatin as a semi-exclusive distributor.
      In the first quarter of 2006, we entered into a strategic alliance with Par Pharmaceutical Inc. (Par), one of the largest generic pharmaceutical companies in the United States, to distribute generic drugs developed by us, including sumatriptan succinate injection. In addition to the three previously approved generics, ciprofloxacin tablets, fluconazole tablets and carboplatin injection, we expect to receive FDA approval for additional ANDAs during 2006. The agreement also covers additional ANDAs currently being developed by us. Pursuant to the terms of the agreement, the Company is responsible for the development of and regulatory filings for the generic drugs and the Company will receive payments upon regulatory approval of each ANDA. The agreement also provides for a share of the profits from the sale by Par of the Company’s generic products. In addition, Par shall provide financial and legal support, including the payment of all legal expenses going forward, for the ongoing patent challenge for sumatriptan succinate injection. Within twenty-four months of the effective date of the agreement, the Company has the right to request Par to make an equity investment in the Company, which is subject to due diligence and the negotiation of definitive documents at that time. Not counting our share of the profits, if any, from sales of the generic drugs, the Company could receive an aggregate of over $10 million under the agreement if the equity investment is made and all the regulatory approvals are obtained. We believe that this alliance completes our generic commercialization strategy, provides an excellent marketing partner for our generic products and puts us in the best position to maximize the revenue potential from our generic drug portfolio.
      We have a vice president of marketing and sales and, in light of the progress of our proprietary drug candidates, we may hire additional sales and marketing personnel, as needs dictate. We may also seek alliances with other third parties to assist us in the marketing and sale of our proprietary drug candidates.

Competition
      The pharmaceutical industry is characterized by rapidly evolving biotechnology and intense competition. We expect biotechnological developments and improvements in the fields of our business to continue to occur at a rapid rate and, as a result, expect competition to remain intense. Many companies are engaged in research and development of compounds that are similar to our research. Biotechnologies under development by these and other pharmaceutical companies could result in treatments for the diseases and disorders for which we are developing our own treatments. In the event that one or more of those programs are successful, the market for some of our drug candidates could be reduced or eliminated. Any product for which we obtain FDA approval must also compete for market acceptance and market share.

Competition for Proprietary Products
      Competing in the branded product business requires us to identify and quickly bring to market new products embodying therapeutic innovations. Successful marketing of branded products depends primarily on the ability to communicate the effectiveness, safety and value of the products to healthcare professionals in private practice, group practices, hospitals and academic institutions, and managed care organizations. Competition for branded drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies. Unless our proprietary products are shown to have better a better safety profile, efficacy and are as cost effective, if not more cost effective, than other alternatives, they may not gain acceptance by medical professionals and therefore never be successful commercially.
      Companies that have products on the market or in research and development that target the same indications as our products target include Ardana Bioscience, Astra Zeneca LP, Amgen, Inc., Bayer AG, Bioniche Life Sciences Inc., Eli Lilly and Co., Novartis Pharmaceuticals Corporation, Ferring Pharmaceuticals, NeoRx Corporation, Genentech, Inc., Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Cephalon, Inc., Sanofi-Aventis Inc., Pfizer, Inc., AVI Biopharma, Inc., Chiron Corp., Genta Inc., Genzyme Corporation, Imclone Systems Incorporated, MGI Pharma, Inc., Millennium Pharmaceuticals, SuperGen, Inc., Shire Pharmaceuticals, TAP Pharmaceuticals, Inc., QLT Inc., Threshold Pharmaceuticals, Inc., Roche Pharmaceuticals, Schering-Plough, Johnson & Johnson and others who may be more advanced in development of competing drug candidates or are more established and are currently marketing products for the treatment of various indications that our drug candidates target. Many of our competitors are large and well capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

Competition for Generic Products
      The generic drug market is price competitive and revenues and gross profit derived from the sales of generic drug products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire, if a generic manufacturer has “first-to-file” status (as described below under “Paragraph IV Certification”) or has an authorized generic, such generic manufacturer generally enjoys a period of exclusivity with respect to other manufacturers of the generic drug, and can achieve significant market penetration. However, as competing generic manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases, dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product is normally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must develop and introduce new generic products in a timely and cost-effective manner to achieve and maintain significant revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies through authorized generic programs or by marketing their own generic equivalent to their branded products.
      Companies that have a significant generic presence include American Pharmaceutical Partners, Bedford Laboratories, Mayne, Barr Laboratories, Sicor, Inc., Teva Pharmaceuticals, Par Pharmaceutical, Dr. Reddy’s Laboratories, Ranbaxy Laboratories, Mylan Laboratories, Inc., Sandoz, and Watson Pharmaceuticals, Inc. Some additional competitors in the generics market include Actavis Pharmaceuticals, Pliva, Inc., Impax Laboratories, Inc. and Akorn, Inc., Falcom Pharmaceuticals and Hi Tech Pharmacal Co. Inc., the latter three who are competitors particularly in the field of generic ophthalmic drugs.
      Please also read our discussion of competition matters in the “RISK FACTORS” section of this report.
Research and Development
      From our inception through August 2002, we devoted substantially all of our resources and efforts to early stage drug research and development. Commencing with the launch of our new business strategy in August 2002, we eliminated early stage drug research and development and focused our research and development efforts on development of later stage drug product candidates that are already in or about to enter human clinical trials. Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. Research and development expenditures, including related stock-based charges, are expensed as we incur them and were approximately $13.5 million in 2005, $7.6 million in 2004, and $4.7 million in 2003.
Patents and Proprietary Rights

Our Patent, Proprietary Rights and ANDAs
      We in-license from third parties certain patent and related intellectual property rights related to our proprietary products. In particular, we have licensed patent rights with respect to satraplatin, EOquintm, elsamitrucin, ozarelix, lucanthone, RenaZorbtm and SPI-1620, in each case for the remaining life of the applicable patents. Except for ozarelix, our agreements generally provide us with exclusive worldwide rights to, among other things, develop, sublicense, and sell the drug candidates. Under these license arrangements, we are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs related to the drug candidates. In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably exploit the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business.
      The protection, preservation and infringement-free commercial exploitation of these patents and related intellectual property rights is very important to the successful execution of our proprietary drug strategy. However, the issuance of a patent is not conclusive as to its validity nor as to the enforceable scope of the claims of the patent. Accordingly, our patents and the patents we have in-licensed may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if our patents or the patents we have in-licensed, are circumvented or not upheld by the courts, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.
      From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.

      As mentioned above, we have in-licensed from third parties certain patent rights related to our proprietary products. We believe that our patents and licenses are important to our business, but that with the exception of the United States and European patents discussed in this paragraph, relating to our proprietary products, no one patent or license is currently of material importance to our business. There are two U.S. patents covering satraplatin, a compound patent that expires in 2008 and a medical use patent that expires in 2010, and an issued compound patent in Europe that expires in various countries between 2008 and 2009. There is a possibility, under the Hatch-Waxman Act, to obtain up to a 5-year extension of one of the U.S. patents for the time spent during the FDA regulatory process. There are similar extension possibilities in Europe. For EOquintm, in the U.S. there is a compound patent that expires in 2009 and a formulation patent that expires in 2022 both for use in the treatment of superficial bladder cancer. We also have a patent application on file for its use as a radiation sensitizer. In Europe, there is an issued compound patent that expires in various countries in 2007 and a patent application pending for the formulation patent. For elsamitrucin, the U.S. and Europe patents have already expired, however, we anticipate filing future U.S. and European patent applications covering new formulations and/or uses for this product. For ozarelix, there is a U.S. compound patent issued that will expire in 2020. For lucanthone, there is a U.S. method of use patent that expires in 2019. For RenaZorbtm, there are compound patents pending in the United States and Europe. For SPI-1620, we have filed method of use patent applications in the U.S. and Europe. For SPI-205, there is a U.S. compound patent that expires in 2010 and U.S. method of use patent that expires in 2021. The U.S. compound patent’s foreign counterpart in Europe expires in various countries in 2010. We are constantly evaluating our patent portfolio and considering new patent applications in order to maximize the life cycle of each of our products.
      While the United States and the European Union are currently the largest potential markets for most our proprietary product candidates, we also have patents issued and patent applications pending outside of the United States and Europe. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in countries outside the United States, may limit the protection we have on patents issued or licensed to us outside of the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. To minimize our costs and expenses and to maintain effective protection, we usually focus our patent and licensing activities within the United States, the European Union, Canada and Japan. In determining whether or not to seek a patent or to license any patent in a certain foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.
      In addition to the specific intellectual property subjects discussed above, we have trademark protection for EOquintm and RenaZorbtm. We will likely register trademarks for the branded names of our proprietary drug products if any are approved for marketing.
      In conducting our business generally, we rely upon trade secrets, know-how, and licensing arrangements and use customary practices for the protection of our confidential and proprietary information such as confidentiality agreements. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets or know-how will otherwise become known or independently developed by competitors. The protection of know-how is particularly important because the know-how is often the necessary or useful information that allows us to practice the claims in the patents related to our proprietary product candidates.
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

      In connection with ANDAs filed on behalf of JBCPL and FDC, we have the exclusive license to market and distribute those drugs within the United States, if and when approved by the FDA. We own the ANDAs for carboplatin, sumatriptan succinate injection and our other ANDAs.

The Patent Process
      The United States Constitution provides Congress with the authority to provide inventors the exclusive right to their discoveries. Congress codified this right in United States Code Title 35, which gave the patent office the right to grant patents to inventors and defined the process for securing a U.S. patent. This process involves the filing of a patent application that teaches a person having ordinary skill in the respective art how to make and use the invention in clear and concise terms. The invention must be novel (not previously known) and non-obvious (not an obvious extension of what is already known). The patent application concludes with a series of claims that specifically describe the subject matter that the patent applicant considers his invention.
      The patent office undertakes an examination process that can take from one to five years, or more, depending on the complexity of the patent and the problems encountered during examination. Generally, the less novel an invention is, the longer the examination process will last.
      In exchange for disclosing the invention to the public, the successful patent applicant is provided a right to exclude others from making, using or selling the claimed invention for a period of 20 years from the filing date of the patent application.
      Under certain circumstances a patent term may be extended. Patent extensions are most frequently granted in the pharmaceutical and medical device industries under the Drug Price Competition and Pricing Term Restoration Act of 1984, or commonly known as the Hatch-Waxman Act, to recover some of the time lost during the FDA regulatory process, subject to a number of limitations and exceptions. The patent term may be extended up to a maximum of five years, however, as a general rule, the average extension period granted for a new drug is approximately three years and approximately 18 months for a new medical device. Only one patent can be extended per FDA approved product and a patent can only be extended once.

Regulatory Exclusivities
      The FDA has provided for certain regulatory exclusivities for products whereby the FDA will not approve of the sale of any generic form of the drug until the end of the prescribed period. The FDA will grant a 5-year period of exclusivity for a product that contains a chemical entity never previously approved by the FDA either alone or in combination with other drugs. In addition, the FDA will grant a 3-year period of exclusivity to a new drug product that contains the same active drug substance that has been previously approved such as a new formulation of an old drug product. Also, as an incentive for pharmaceutical companies to research the safety and efficacy of their brand name drugs for use in pediatric populations, Congress enacted the Food & Drug Administration Modernization Act of 1997, which included a pediatric exclusivity for brand name drugs. This pediatric exclusivity protects drug products from generic competition for six months after their patents expire in exchange for research on children. For example, if a pharmaceutical company owns a patent covering a brand name drug they can only exclude third parties from selling generic versions of that drug until that patent expires. However, if the FDA grants a brand named drug pediatric exclusivity the FDA will not approve a generic drug company’s ANDA and thus not allow the sale of a generic drug for six months beyond the patent term covering the brand name drug. Thus, the pediatric exclusivity effectively extends the brand named company’s patent protection for six months. This extension applies to all dosage forms and uses that the original patent covered.

Paragraph IV Certification
      In 1984, Congress enacted the Hatch-Waxman Act in part to establish a streamlined approval process for the FDA to use in approving generic versions of previously approved branded drugs. Under the Hatch-Waxman Act, for each patent listed in the FDA Orange Book, where branded companies are required to list their patents for branded products, for the relevant branded drug, an ANDA applicant must certify one of the following claims: (1) that there is no patent information listed; (2) that such patent has expired; (3) that the proposed drug will not be marketed until expiration of the patent; or (4) that either the proposed generic drug does not infringe the patent or the patent is invalid, otherwise known as paragraph IV certification. If an ANDA applicant files a paragraph IV certification, the Hatch-Waxman Act requires the applicant to provide the patent holder with notice of that certification and provides the patent holder with a 45-day window, during which it may bring suit against the applicant for infringement. If patent litigation is initiated during this period, the FDA may not approve the ANDA until the earlier of (1) 30 months from the patent holder’s receipt of the notice (the 30-month stay) or (2) the issuance of a final, non-appealed, or non-appealable court decision finding the patent invalid, unenforceable or not infringed. If the patent is found to be infringed by the filing of the ANDA, the patent holder could seek an injunction to block the launch of the generic product until the patent expires.
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
      For more information on our ANDA with paragraph IV certification for sumatriptan succinate injection, please see “Item 3 Legal Proceedings” below.
      Please also read our discussion of patent and intellectual property matters in the “RISK FACTORS” section of this report.

Orphan Drug Designation
      Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as “orphan” drugs. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. In the United States, orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Also, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity.
      Under European Union medicines laws, criteria for designation as an “orphan medicine” are similar but somewhat different from those in the United States. Orphan medicines are entitled to ten years of market exclusivity, except under certain limited circumstances comparable to United States law. During this period of market exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.
Governmental Regulation
      The production and marketing of our proprietary and generic drug products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation. The Federal Food, Drug and Cosmetics Act, as amended from time to time, and the regulations promulgated thereunder, as well as other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our proposed products. Product development and approval within this regulatory framework, including for drugs already at a clinical stage of development, can take many years and require the expenditure of substantial resources. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to regular inspections by the FDA and must comply with Good Manufacturing Practices. To supply products for use in the United States, foreign manufacturing establishments must also comply with Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA.

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
      Investigational New Drug Exemption: After pre-clinical testing, an application for Investigation New Drug Exemption is submitted to the FDA to begin human testing of the drug.
      Phase 1 Clinical Trials: After an Investigational New Drug Exemption becomes effective, phase 1 human clinical trials can begin. These trials, involving small numbers of healthy volunteers or patients usually define a drug candidate’s safety profile, including the safe dosage range.
      Phase 2 Clinical Trials: In phase 2 clinical trials, studies of volunteer human patients with the targeted disease are conducted to assess the drug’s effectiveness. These studies are designed primarily to determine the appropriate dose levels, dose schedules and route(s) of administration, and to evaluate the effectiveness of the drug on humans, as well as to determine if there are any side effects on humans to expand the safety profile following phase 1.
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

      Abbreviated New Drug Application (ANDA): An ANDA is the abbreviated review and approval process created by the Drug Price Competition and Patent Term Restoration Act of 1984 signed into law in part for the accelerated approval of generic drugs. When a company files an ANDA, it must make a patent certification if there are any patents covering the branded product listed in the FDA’s Orange Book. An ANDA applicant must make one of four certifications: (1) that there is no patent information listed in the Orange Book; (2) that the listed patent has expired; (3) that the listed patent will expire on a stated date and the applicant will not market the product until the patent expires; or (4) that the listed patent is invalid or will not be infringed by the generic product. The ANDA must also demonstrate both chemical equivalence and bio-equivalence (the rate and extent of absorption of the generic drug in the body is substantially equivalent to the brand name product), unless a bio-equivalence waiver is granted by the FDA as is normally the case with an injectable generic drug to the brand name product. The ANDA drug development and approval process generally takes less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product. We estimate that approval of an Abbreviated New Drug Application generally takes one to two years.
      Approval: If the FDA approves the New Drug Application, the drug becomes available for physicians to prescribe to patients for treatment. The marketing of a drug after FDA approval is subject to substantial continuing regulation by the FDA, including regulation of adverse event reporting, manufacturing practices and the advertising and promotion of the drug.
      Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, ANDAs or other product applications enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on our business. See “Risks Factors — Our failure to comply with extensive governmental regulation to which we are subject may delay or prevent approval of our product candidates and/or may subject us to penalties.”
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

Foreign Regulation
      Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country.
      Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. This authorization is a marketing authorization approval, or MAA. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization, which is granted by a single European Union member state, may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure, or MRP.
      In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to our collaborators or us.

Third Party Reimbursement and Pricing Controls
      In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payers. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. The passage of the Medicare Prescription Drug and Modernization Act of 2003 imposes new requirements for the distribution and pricing of prescription drugs, which may affect the marketing of our products.
      In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.
Employees
      The efforts of our employees are critical to our success. We believe we have assembled a strong management team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. As of December 31, 2005, we had 34 employees, of which five held a M.D. degree and five held a Ph.D. degree. We cannot assure you that we will be able to attract and retain qualified personnel in sufficient numbers to meet our needs. Our employees are not subject to any collective bargaining agreements, and we regard our relations with our employees to be good.
Corporate Background and Available Information
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
      For financial information regarding our business activities, please see “Item 8  — Financial Statements.”

Item 1A.	Risk Factors
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
      Our cumulative losses since our inception in 1987 through December 31, 2005 were in excess of $180 million. We lost approximately $19 million in 2005, $12 million in 2004, and $10 million in 2003. We expect to continue to incur losses in the future, particularly as we continue to invest in the development of our drug product candidates, acquire additional drug candidates and expand the scope of our operations. We have received FDA approval to market three generic drug products, ciprofloxacin tablets, fluconazole tablets and carboplatin injection, in the United States and recorded modest revenue in 2004 and 2005. However, we may never achieve significant revenues from sales of products or become profitable. Even if we eventually generate significant revenues from sales, we will likely continue to incur losses over the next several years.

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
      We may not be able to raise additional capital on favorable terms, if at all. Accordingly, we may be forced to significantly change our business plans and restructure our operations to conserve cash, which would likely involve out-licensing or selling some or all of our intellectual, technological and tangible property not presently contemplated and at terms that we believe would not be favorable to us, and/or reducing the scope and nature of our currently planned drug development activities. An inability to raise additional capital would also impact our ability to expand operations.

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
      Our proprietary drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status

Satraplatin	Hormone Refractory Prostate Cancer	Late phase 3; rolling NDA submission has begun
	Metastatic breast cancer	Phase 2
	With Taxol® in Non-small Cell Lung Cancer	Phase 2
	With radiation therapy in Non-small Cell Lung Cancer	Phase 1/2
	With Taxotere® in advanced solid tumors	Phase 1

EOquintm	Superficial Bladder Cancer	Phase 2 completed; end of phase 2 meeting held with the FDA; IND filed

Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2

Ozarelix (formerly SPI-153)	Hormone Dependent Prostate Cancer	Phase 1/2
	Benign Prostatic Hypertrophy	Phase 2

Lucanthone	Radiation Sensitizer for Brain Tumors and Brain Metastases	Phase 2

RenaZorbtm	Hyperphosphatemia in End-stage Renal Disease	Pre-clinical

SPI-1620	Adjunct to Chemotherapy	Pre-clinical

SPI-205	Chemotherapy Induced Neuropathy	Pre-clinical

The development of our drug candidate, satraplatin, depends on the efforts of a third party and, therefore, its eventual success or commercial viability is largely beyond our control.
      In 2002, we entered into a co-development and license agreement with GPC Biotech AG for the worldwide development and commercialization of our lead drug candidate, satraplatin. GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. We do not have control over the drug development process and therefore the success of our lead drug candidate depends upon the efforts of GPC Biotech. GPC Biotech may not be successful in the clinical development of the drug, the achievement of any additional milestones such as the acceptance of a New Drug Application, or NDA, filing by the FDA, or the eventual commercialization of satraplatin.

We may not be able to obtain co-promotion rights in the United States with regard to our drug candidate, satraplatin, under our co-development and license agreement with GPC Biotech AG which may adversely affect our ability to timely establish our own sales force in the United States, if and when we choose to do so.
      Pursuant to the terms of our co-development and license agreement with GPC Biotech, in the event GPC Biotech determines to market satraplatin itself within the United States, we will have the right to co-promote satraplatin in the United States with GPC Biotech pursuant to terms to be negotiated by both parties. If GPC Biotech grants rights to a third party to market satraplatin in the United States, then GPC Biotech is only obligated to use commercially reasonable efforts to obtain co-promotion rights for us with such third party. Therefore, we may not be able to obtain co-promotion rights for satraplatin in the United States, which may adversely affect our ability to timely establish our own sales force in the United States, if and when we choose to do so.

The development of our drug candidate, ozarelix, may be adversely affected if the development efforts of Zentaris GmbH who retained certain rights to the product, are not successful.
      Zentaris GmbH licensed the rights to us to develop and market ozarelix in the United States, Canada, Mexico and India. Zentaris may conduct their own clinical trials on ozarelix for regulatory approval in other parts of the world. We will not have control over Zentaris’ efforts in this area. and our own development efforts for ozarelix may be adversely impacted if their efforts are not successful.

From time to time we may need to license patents, intellectual property and proprietary technologies from third parties, which may be difficult or expensive to obtain.
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
      Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, our Chief Scientific Officer. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded the major changes in our business strategy and coordinated our structural reorganization. Dr. Lenaz has been President of our Oncology Division from November 2000 to February 2005 and Chief Scientific Officer since February 2005, and has played a key role in the identification and development of our proprietary drug candidates. The loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2006, with automatic one-year renewals thereafter unless we, or Dr. Shrotriya, give notice of intent not to renew at least 90 days in advance of the renewal date.

Dr. Lenaz has an employment agreement with us that will expire on July 1, 2006, with automatic one-year renewals thereafter unless we, or Dr. Lenaz, give notice of intent not to renew at least 90 days in advance of the renewal date.
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

Our collaborations with outside scientists may be subject to change, which could limit our access to their expertise.
      We work with scientific advisors and collaborators at academic research institutions. These scientists are not our employees and may have other commitments that would limit their availability to us. If a conflict of interest between their work for us and their work for another entity arises, we may lose their services. Although our scientific advisors and academic collaborators sign agreements not to disclose our confidential information, it is possible that some of our valuable proprietary knowledge may become publicly known through them.

We are dependent on third parties for manufacturing and marketing our proposed proprietary products. If we are not able to secure favorable arrangements with such third parties, our business and financial condition could be harmed.
      We will not manufacture any of our proposed proprietary products for commercial sale nor do we have the resources necessary to do so. In addition, we currently do not have the capability to market our drug products ourselves. We intend to contract with larger pharmaceutical companies to conduct such activities. In connection with our efforts to commercialize our proposed proprietary products, we may seek to secure favorable arrangements with third parties to promote and market our proposed proprietary products. If we are not able to secure favorable commercial terms or arrangements with third parties for marketing and promotion of our proposed proprietary products, we may choose to retain promotional and marketing rights and seek to develop the commercial resources necessary to promote or co-promote or co-market certain or all of our proprietary drug candidates to the appropriate channels of distribution in order to reach the specific medical market that we are targeting. We may not be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure favorable partnering arrangements, or are unable to develop the appropriate resources necessary for the commercialization of our proposed proprietary products, our business and financial condition could be harmed. In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas. Sufficient employees with relevant skills may not be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.
      In addition, we, or our potential commercial partners, may not successfully introduce our proposed proprietary products or our proposed proprietary products may not achieve acceptance by patients, health care providers and insurance companies. Further, it is possible that we may not be able to secure arrangements to manufacture and market our proposed proprietary products at favorable commercial terms that would permit us to make a profit. To the extent that corporate partners conduct clinical trials, we may not be able to control the design and conduct of these clinical trials.

We may rely on contract research organizations and other third parties to conduct clinical trials and, in such cases, we are unable to directly control the timing, conduct and expense of our clinical trials.
      We may rely, in full or in part, on third parties to conduct our clinical trials. In such situations, we have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

We may have conflicts with our partners that could delay or prevent the development or commercialization of our product candidates.
      We may have conflicts with our partners, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues:

•	unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due to us under a collaboration;

•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

•	unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials;

•	unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

•	initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or

•	attempts by either party to terminate the agreement.

Our efforts to acquire or in-license and develop additional proprietary drug candidates may fail, which would limit our ability to grow our proprietary business.
      The long-term success of our strategy depends in part on our ability to acquire or in-license drug candidates in addition to those drug candidates currently in our existing portfolio. We are actively seeking to acquire, or in-license, additional proprietary drug candidates that demonstrate the potential to be both medically and commercially viable. We have certain criteria that we are looking for in any drug candidate acquisition and we may not be successful in locating and acquiring, or in-licensing, additional desirable drug candidates on acceptable terms. In addition, many other large and small companies within the pharmaceutical and biotechnology industry seek to establish collaborative arrangements for product research and development, or otherwise acquire products in late-stage clinical development, in competition with us. We face additional competition from public and private research organizations, academic institutions and governmental agencies in establishing collaborative arrangements for product candidates in late-stage clinical development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand our pipeline through the in-license or acquisition of compounds. Moreover, while it is not feasible to predict the actual cost of acquiring additional product candidates, that cost could be substantial and we may need to raise additional financing or issue additional equity securities, either of which may further dilute existing stockholders, in order to acquire new product candidates.

We are a small company relative to our principal competitors and our limited financial resources may limit our ability to develop and market our drug products.
      Many companies, both public and private, including well-known pharmaceutical companies and smaller niche-focused companies, are developing products to treat many if not all of the diseases we are pursuing; or are currently distributing or may be developing generic drug products directly competitive to the generic drugs we intend to develop, market and distribute. Many of these companies have substantially greater financial, research and development, manufacturing, marketing and sales experience and resources than us. As a result, our competitors may be more successful than us in developing their products, obtaining regulatory approvals and marketing their products to consumers.
      Competition for branded or proprietary drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies. We have eight proprietary drug candidates currently under development. We may not be successful in any or all of these studies; or if successful, and if one or more of our proprietary drug candidates is approved by the FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our drug candidates. Companies that have products on the market or in research and development that target the same indications as our products target include Ardana Bioscience, Astra Zeneca LP, Amgen, Inc., Bayer AG, Bioniche Life Sciences Inc., Eli Lilly and Co., Ferring Pharmaceuticals, NeoRx Corporation, Genentech, Inc., Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Cephalon, Inc., Sanofi-Aventis Inc., Pfizer, Inc., AVI Biopharma, Inc., Chiron Corp., Genta Inc., Genzyme Corporation, Imclone Systems Incorporated, Millennium Pharmaceuticals, MGI Pharma, Inc., SuperGen, Inc., Shire Pharmaceuticals, TAP Pharmaceuticals, Inc., QLT Inc., Threshold Pharmaceuticals, Inc., Roche Pharmaceuticals, Schering-Plough, Johnson & Johnson and others who may be more advanced in development of competing drug candidates or are more established and are currently marketing products for the treatment of various indications that our drug candidates target. Many of our competitors are large and well capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

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

We are dependent on a third party to market, sell and distribute our generic products.
      In February 2006, we entered into a development and marketing agreement with Par Pharmaceutical Companies, Inc., whereby Par has agreed to market, sell and distribute all of our current and certain of our future generic products. While we have responsibility for all development activities associated with the generic drugs selected, we have certain input into the overall product selection, API supplier selection, quality and manufacturing, marketing and selling decisions for our generic drugs. Par has the ultimate responsibility for the selling and marketing of the generic drug products and therefore the success of our generic products depends upon the specific selling and marketing efforts undertaken by Par. Par may not be successful in the marketing of any of our generic products, which may adversely affect our ability to commercially exploit our generic drug products.

Intense competition from a large number of generic companies may make the marketing and sale of our generic drugs not commercially feasible and not profitable.
      We will be competing against generic companies such as Teva Pharmaceuticals, Sandoz, Barr Laboratories, Mylan Laboratories Inc., Watson Pharmaceuticals, Inc., Genpharm, Dr. Reddy’s, Ranbaxy, American Pharmaceutical Partners, Bedford Laboratories, Mayne Pharmaceuticals and others. In addition, we anticipate that many foreign manufacturers will continue to enter the generic market due to low barriers to entry. These companies may have greater economies of scale in the production of their products and, in certain cases, may produce their own product supplies, such as active pharmaceutical ingredients, or can procure product supplies on more favorable terms which may provide significant cost and supply advantages to customers in the retail prescription market. We expect that the generic market will be competitive and will be largely dominated by the competitors listed above who will target many, if not all, of the same products for development as us.

Price and other competitive pressures may make the marketing and sale of our generic drugs not commercially feasible and not profitable.
      The generic drug market in the United States is extremely competitive, characterized by many domestic and foreign participants and constant downward price pressure on generic drug prices. Consequently, margins are continually reduced and it is necessary to continually introduce new products to achieve and maintain profitability. We have only obtained regulatory approval for three of our generic drug candidates. While we have entered into agreements with third parties to manufacture the drug products for us, given the price volatility of the generic market, we believe it is imprudent to enter into definitive agreements on transfer prices with the manufacturers of our generic drug product candidates prior to FDA approval, and we do not expect to do so until we receive FDA approval and are ready to begin selling the generic drug products. Our ability to compete effectively in the generic drug market depends largely on our ability to obtain transfer price agreements that ensure a supply of our generic drug products at favorable prices. Even if we obtain regulatory approval to market our generic drug candidates in the United States, we may not be able to complete a transfer price arrangement with the manufacturers of the drug candidates that will allow us to market the generic drug products in the United States on terms favorable to us, or at all.

Failure to obtain timely approval of our generic product candidates by regulatory agencies, including the Food and Drug Administration, may make it difficult to capture enough market share to make a profit.
      If we fail to obtain approval of our ANDAs from the FDA in a timely manner, preferably before the patent and any additional exclusivity granted by the FDA to the branded drug product expire, our profitability will be significantly affected due to the significant price erosion caused by the typically large number of the generic companies entering the market. We did not obtain approval of our ANDAs for ciprofloxacin tablets, fluconazole tablets and carboplatin injection prior to the expirations of the patents and exclusivities granted by the FDA to the corresponding branded products. Many other companies had received timely approval from the FDA to market the products, and, therefore, there was a significant reduction in the market price for the products by the time we entered the market. The patents and all exclusivities for our four ophthalmic products and three of our undisclosed products have previously expired (two are still covered by a patent), and a number of other companies are currently selling their own generic versions of the products. Our ability to achieve a profit may be significantly harmed as we have observed significant reductions in the market prices for these products as well. The patents for sumatriptan succinate injection, the generic version of Imitrex®, marketed by GlaxoSmithKline, for which we filed an ANDA with paragraph IV certification in October 2004, have not yet expired.

We may not be successful in establishing additional active pharmaceutical ingredient or finished dose generic drug supply relationships, which would limit our ability to grow our generic drug business.
      Long-term success in the marketing of generic drugs depends in part upon our ability to maintain expand and enhance our existing relationships and establish new sources of supply for active pharmaceutical ingredients (API) or for the manufacture of our finished dose generic drug products. We do not presently intend to focus our research and development efforts on developing active pharmaceutical ingredients or manufacturing of dosage form for generic drugs. In addition, we currently have no capacity to manufacture API’s or finished dose generic drug products and do not intend to spend our capital resources to develop the capacity to do so. Therefore, we must rely on relationships with API suppliers and other contract manufacturing organizations (CMO’s) to supply our active pharmaceutical ingredients and finished dose generic drug products. We may not be successful in maintaining, expanding or enhancing our existing relationships or in securing new relationships with API suppliers or CMO’s. If we fail to maintain or expand our existing relationships or secure new relationships, our ability to sustain and expand our generic drug business will be harmed.

Our supply of drug products will be dependent upon the production capabilities of contract manufacturing organizations (CMO’s) and component and packaging supply sources, which may limit our ability to meet demand for our products and ensure regulatory compliance.
      We have no internal manufacturing capacity for our drug product candidates, and, therefore, we have entered into agreements with CMO’s to supply us with active pharmaceutical ingredients and our finished dose drug products, subject to further agreement on pricing for particular drug products. Consequently, we will be dependent on our CMO partners for our supply of drug products. Some of these manufacturing facilities are located outside the United States. The manufacture of finished drug products, including the acquisition of compounds used in the manufacture of the finished drug product, may require considerable lead times. Further, with regard to our generic drug products, sales of a new generic drug product may be difficult to forecast. We will have little or no control over the production process. Accordingly, while we do not currently anticipate shortages of supply, there could arise circumstances in which market demand for a particular generic product could outstrip the ability of our supply source to timely manufacture and deliver the product, thereby causing us to lose sales.
      Reliance on CMO’s entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adhering to FDA’s current Good Manufacturing Practices, or cGMP, requirements, the possible breach of the manufacturing agreement by the CMO because of factors beyond our control and the possibility of termination or non-renewal of the agreement by the CMO, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our product candidates, our CMO facilities must pass an FDA pre-approval inspection. In order to obtain approval, all of the facility’s manufacturing methods, equipment and processes must comply with cGMP requirements. The cGMP requirements govern all areas of record keeping, production processes and controls, personnel and quality control. Any failure of our third party manufacturers or us to comply with applicable regulations, including an FDA pre-approval inspection and cGMP requirements, could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

GlaxoSmithKline filed suit in United States federal court asserting that we have infringed one of their patents for Imitrex® injection by filing our ANDA for sumatriptan injection, the generic form of Imitrex® injection. This challenge may prevent us from commercializing sumatriptan until after the patent has expired and may require us to incur the significant effort of technical and management personnel.
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
      Our continued defense against the charge of infringement by GlaxoSmithKline could require us to divert significant effort of our technical and management personnel away from their regular activities in our business, which could substantially hinder our ability to conduct, advance and grow our business.
      In addition, through our strategic alliance with Par, Par will provide us with financial and legal support and therefore, the success of our defense is dependent on their efforts as well.
Risks Related to Our Industry

Rapid bio-technological advancement may render our drug candidates obsolete before we recover expenses incurred in connection with their development. As a result, our drug products may never become profitable.
      The pharmaceutical industry is characterized by rapidly evolving biotechnology. Biotechnologies under development by other pharmaceutical companies could result in treatments for diseases and disorders for which we are developing our own treatments. Several other companies are engaged in research and development of compounds that are similar to our research. A competitor could develop a new biotechnology, product or therapy that has better efficacy, a more favorable side-effect profile or is more cost effective than one or more of our drug candidates and thereby cause our drug candidate to become commercially obsolete. Some of our drug candidates may become obsolete before we recover the expenses incurred in their development. As a result, such products may never become profitable.

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

The ability of branded competitors to successfully limit or delay competition for certain generic products through legislative, regulatory and litigation efforts, may limit our ability to generate revenue from the sale of our generic products.
      In addition to competitive pressures related to price, we may face opposition from the producers of the branded versions of the generic drugs for which we obtain approval. Branded pharmaceutical companies have aggressively sought to prevent generic competition, including the extensive use of litigation. On February 18, 2005, GlaxoSmithKline filed suit in United States federal court to prevent us from proceeding with the commercialization of our generic version of Imitrex® injection which action formally initiates our challenge of one of the patents listed by GlaxoSmithKline in connection with Imitrex® injection. For information regarding the risks of this litigation, please see the risk factor below.
      In addition, many branded pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for a number of years or otherwise delay the launch of generics;

•	using the citizen petition process, a process by which any person can submit a petition to the Commissioner of the FDA to issue, amend or revoke a regulation or order or take or refrain from taking any other administrative action, to request amendments to FDA standards;

•	seeking changes to the United States Pharmacopoeia, an organization, which publishes industry, recognized compendia of drug standards;

•	attaching patent extension amendments to non-related federal legislation; and

•	obtaining regulatory approval of new dosage strengths, dosage forms and/or formulations to try and obtain regulatory exclusivities or move consumers away from the generic product.
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
      Before our proprietary drug candidates can be marketed and sold, regulatory approval must be obtained from the FDA and comparable foreign regulatory agencies. We must demonstrate to the FDA and other regulatory authorities in the United States and abroad that our product candidates satisfy rigorous standards of safety and efficacy. We will need to conduct significant additional research, pre-clinical testing and clinical testing, before we can file applications with the FDA for approval of our product candidates. The process of obtaining FDA and other regulatory approvals is time consuming, expensive, and can be difficult to design and implement. The review and approval, or denial, process for an application can take years. The FDA, or comparable foreign regulatory agencies, may not timely, or ever, approve an application. Among the many possibilities, the FDA may require substantial additional testing or clinical trials or find our drug candidate is not sufficiently safe or effective in treating the targeted disease.
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

Our failure to comply with governmental regulations may delay or prevent approval of our product candidates and/or subject us to penalties.
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
                  The discovery of previously unknown problems with drug products approved to go to market may raise costs or prevent us from marketing such product.
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

Our failure to comply with advertising regulations enforced by the FDA and the Federal Trade Commission may subject us to sanctions, damage our reputation and adversely affect our business condition.
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
      In both the United States and certain foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory proposals to change the healthcare system and pharmaceutical industry in ways that could impact upon our ability to sell our products profitably. Sales of our products depend in part on the availability of reimbursement from third party payers such as government health administration authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care, including, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, was recently enacted. This legislation provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Also, the passage of the Medicare Modernization Act reduces reimbursement for certain drugs used in the treatment of cancer. The new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues.
      It is possible that other proposals will be adopted. or existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any of our products we are developing. In addition, third party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may not be considered cost effective, or adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments.
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
      We may be exposed to product liability claims from patients who participate in our clinical trials or from consumers of our products. Although we currently carry product liability insurance in the amount of at least $10 million in the aggregate, it is possible that this coverage will be insufficient to protect us from future claims.
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
      As of March 10, 2006, there were approximately 23.7 million shares of our common stock outstanding, and in addition, security holders held restricted stock, options, warrants and preferred stock which, if vested, exercised or converted, would obligate us to issue up to approximately 14.7 million additional shares of common stock. However, we will receive over $80 million from the issuance of all the shares of common stock upon exercise of all of the option and warranties. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we have filed a shelf registration statement that allows us to sell up to $100 million of our securities in which approximately $32 million remains available for issuance, some or all of which may be shares of our common stock or securities convertible into or exercisable for shares of our common stock, and all of which would be available for resale in the market. If we were to sell the remaining $32 million available under the registration statement as common stock at a price approximately equal to the current market price of our common stock, we would issue approximately 6 million new shares of our common stock. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to the increased number of shares available for sale in the market.
      We have financed our operations, and we anticipate that we will have to finance a large portion of our operating cash requirements, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our other stockholders. These issuances would also cause our net income, if any, per share to decrease or our loss per share to decrease in future periods. As a result, the market price of our common stock could drop.

The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.
      The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2005, the price of our common stock ranged between $3.51 and $7.50, and the daily trading volume was as high as 1,368,400 shares and as low as 16,700 shares. During 2006 through March 10, 2006, the price of our common stock has ranged between $4.14 and $5.69, and the daily trading volume has been as high as 1,343,800 shares and as low as 30,300 shares.

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
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
Sumatriptan succinate injection Paragraph IV Litigation
      In October 2004, we filed with the FDA an ANDA for sumatriptan succinate injection 6mg/0.5mL seeking approval to engage in the commercial manufacture, sale, and use of the sumatriptan succinate injection product in the United States. Sumatriptan succinate is marketed by GlaxoSmithKline under the brand name Imitrex® and is used for the acute treatment of migraine attacks with or without aura and the acute treatment of cluster headache episodes in adults.
      GlaxoSmithKline has two patents for sumatriptan succinate injection listed in the FDA’s Orange Book, which is the FDA’s listing of approved drug products. The exclusivity afforded the two patents listed in the Orange Book for Imitrex® injection will expire on June 28, 2007 and February 6, 2009, respectively, in each case including extensions for pediatric exclusivity. Our ANDA includes a “Paragraph IV” certification that the later to expire patent associated with GlaxoSmithKline’s Imitrex® injection, is invalid, unenforceable and will not be infringed by our generic product candidate.
      On February 18, 2005, GlaxoSmithKline filed a lawsuit against us in the United States District Court for the District of Delaware, alleging infringement of the patent on Imitrex®. Pursuant to the Hatch-Waxman Act, the FDA is stayed from approving our ANDA until the earlier of a final, non-appealed or non-appealable court decision finding the patent invalid, unenforceable or not infringed or the expiration of the 30 month period that began with GlaxoSmithKline’s receipt of our notice of ANDA acceptance. Often more than one company will file an ANDA that includes a Paragraph IV certification. However, the Hatch-Waxman Act provides that such subsequent ANDA applications will not be approved until 180 days after the earlier of (1) the date of the first commercial marketing of the first-filed ANDA applicant’s generic drug or (2) the date of a decision of a court in an action holding the relevant patent invalid, unenforceable, or not infringed. Thus, the Hatch-Waxman Act effectively grants the first-filed ANDA holder 180 days of marketing exclusivity for the generic product. We believe that our ANDA was the first filed ANDA containing a Paragraph IV certification in connection with sumatriptan succinate injection 6mg/0.5mL. If the filing of our ANDA is found to infringe a valid and enforceable patent, GlaxoSmithKline could seek an injunction to block the launch of our generic product until the patent expires.
      While it is not possible to determine with any degree of certainty the ultimate outcome of the foregoing legal proceedings, we believe that we have substantial meritorious basis for our Paragraph IV challenge of GlaxoSmithKline patent for sumatriptan succinate injection 6mg/0.5mL. Fact discovery is complete and expert discover is scheduled to be completed on May 12, 2006. Trial is set on November 14, 2006. Pursuant to our agreement with Par, Par shall provide financial and legal support, including payment of legal expenses going forward, for the sumatriptan litigation.
Other
      We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. We are not aware of any pending litigation matters that will materially affect our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
      As of March 10, 2006 there were 23,709,295 shares of common stock outstanding and 368 shareholders of record. On March 10, 2006, the closing sale price of our common stock was $5.22 per share.
Market for Securities
      Our common stock is traded on the NASDAQ National Market under the symbol “SPPI.” The high and low sale prices of our common stock reported by NASDAQ during each quarter ended in 2005 and 2004 were as follows:

	High	Low

Year 2005
Quarter Ended
March 31	$7.50	$5.78
June 30	$6.50	$4.06
September 30	$5.73	$4.12
December 31	$5.07	$3.51
Year 2004
Quarter Ended
March 31	$10.13	$7.53
June 30	$8.50	$5.15
September 30	$7.64	$3.92
December 31	$6.68	$5.10
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
Unregistered Sales of Equity Securities
      On February 24, 2006, we issued 128,212 shares of our common stock upon conversion of 30.13 shares of our Series D Preferred Stock, at a conversion price of $2.35 per share. The shares of our common stock were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act. The Company did not pay or give, directly or indirectly, any commission or other remuneration for soliciting such conversion.

Item 6.	Selected Financial Data
      The following table presents our selected financial data. Financial data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 has been derived from our audited financial statements included elsewhere in this Form 10-K, and should be read in conjunction with those financial statements and accompanying notes and with “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial data for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002 and 2001 has been derived from our audited financial statements not included herein.
CONSOLIDATED FINANCIAL INFORMATION

Statement of Operations Data For
the Years Ended December 31:	2005	2004	2003	2002	2001

	(In thousands, except Share data)
Revenues	$577	$258	$1,000	$2,371	$41

Operating expenses:
Cost of product sold	$397	$123	$–	$–	$–
Research and development	12,600	6,954	3,683	11,706	20,611
General and administrative	6,490	5,096	5,049	3,691	5,475
Stock-based charges (see supplement below)	1,012	885	2,573	1,431	2,105
Restructuring expenses	–	–	163	3,050	–

Loss from operations	(19,922)	(12,800)	(10,468)	(17,507)	(28,150)
Other income (expense)	1,280	514	78	(127)	315

Net loss	$(18,642)	$(12,286)	$(10,390)	$(17,634)	$(27,835)
Basic and diluted net loss per share	$(1.06)	$(0.98)	$(4.83)	$(12.34)	$(36.50)

Cash Dividends on common stock	$–	$–	$–	$–	$–

Supplemental Information
Stock-based charges — Components:
Research and development	$883	$634	$1,000	$1,020	$–
General and administrative	129	251	1,573	411	2,105

Total stock based charges	$1,012	$885	$2,573	$1,431	$2,105

Balance Sheet Data at December 31:	2005	2004	2003	2002	2001

Cash, cash equivalents and marketable securities	$63,667	$39,206	$26,351	$1,578	$7,157
Property and equipment, net	$562	$687	$560	$802	$4,689
Total assets	$65,075	$40,758	$27,389	$3,453	$12,825
Current liabilities	$3,828	$2,666	$3,108	$2,522	$5,212
Long-term debt, less current portion	$–	$–	$–	$158	$464
Other non-current-liabilities	$241	$178	$–	$101	$362
Minority interest in consolidated subsidiaries	$23	$24	$–	$–	$–
Total stockholders’ equity	$60,983	$37,890	$24,281	$672	$6,787

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion of the financial condition, changes in financial condition and results of our operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Reference is made in particular to forward-looking statements regarding the success of our drug candidates, product approvals, product sales, development timelines, product acquisitions, liquidity and capital resources and trends. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere, including under Item 1A “Risk Factors” of this report.
Overview
      Spectrum Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drug products for various indications. While we own patent rights to certain product candidates, the drug products we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired exclusive rights to develop and commercialize those compounds in territories specified in the agreements. We are also actively seeking FDA approval for marketing generic versions of branded drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future. We currently have three generic products approved by the FDA for marketing in the United States, ciprofloxacin tablets, fluconazole tablets, and carboplatin injection. In addition, we have a few neurology compounds that we may out-license to third parties for further development.
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
Business Outlook
      Our primary business focus for 2006, and beyond, will be to continue to acquire, develop and commercialize a portfolio of marketable prescription drug products with a mix of near-term and long-term revenue potential. As of the date of filing this report, we had eight proprietary drug product candidates under development: satraplatin, EOquintm, elsamitrucin, ozarelix, lucanthone, RenaZorbtm, SPI-1620 and SPI-205. Key developments anticipated in 2006 are:

•	Satraplatin: Funding for worldwide satraplatin clinical trials is being borne entirely by our co-development partner GPC Biotech and its new sublicensee, Pharmion Corporation. Patient accrual in a phase 3 clinical trial was completed in December 2005. Interim analysis of the phase 3 data is anticipated to be announced in late April 2006. Also in December 2005, GPC Biotech commenced a rolling NDA filing with the FDA. Completion of a full NDA filing is expected by the end of 2006.

•	EOquinTM: In early 2006, we held a pre-IND and end of phase 2 meeting with the FDA and recently filed an IND with the FDA, with the view to initiating phase 3 trials in the United States in the 2nd half of 2006 to evaluate EOquintm in superficial bladder cancer.

•	Ozarelix: We expect results from the HDPC and BPH phase 2 trials that completed accrual in late 2005, in the second half of 2006. Based on those results we will determine the next regulatory and clinical steps. Also, we plan to initiate a study in healthy female volunteers for endometriosis in Europe in the second half of 2006.

•	Elsamitrucin: The multicenter, phase 2 clinical trial in refractory non-Hodgkin’s lymphoma and chronic lymphatic leukemia is proceeding as planned. Based on the results of that trial we will determine the next regulatory and clinical steps. Also, during 2006, we expect to initiate a phase 2 study of elsamitrucin in head and neck cancer, and pilot combination studies.

•	We plan to continue to fund the development, including clinical trials, of lucanthone in a phase 2 clinical trial, and three preclinical drug candidates, RenaZorbtm, SPI-1620 and SPI-205.

•	We expect to continue to evaluate additional promising drug product candidates for acquisition or license.
      We have recorded only modest revenues to date from generic product sales, due primarily to our late entry into the market for each of our approved generic drugs. We are unable at this time to reliably estimate recurring revenues or profits from these generic products in the foreseeable future. We have observed significant price declines in the marketplace for each of our marketed products, due to the FDA’s approval of several competing ANDAs, and the resultant glut of product introduced on and after the generic product launch dates. We continue to explore sales opportunities for our products and believe that after the market absorbs the initial product glut, we may be in a position to realize at least modest revenues from these products. If we are successful in our patent challenge for sumatriptan succinate injection, and obtain 180-day marketing exclusivity as the only generic version of this product, the resulting revenues could be significant. We recently entered into a strategic alliance with Par for the marketing of our current as well as certain future generic drugs. In addition, Par shall provide financial and legal support, including payment of legal expenses going forward, for the litigation regarding sumatriptan succinate injection. With three generic drugs already approved and additional approvals expected this year, we hope to see success from the sale of these drugs in 2006.
Financial Condition

Liquidity and Capital Resources
      Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987, through December 31, 2005, have exceeded $180 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech or from the out-license of any of our other proprietary products and any profits from the sale of generic products.
      We believe that the approximately $64 million in cash, cash equivalents and marketable securities that we had on hand as of December 31, 2005, will allow us to fund our current planned operations for at least the next twelve months. Our long-term strategy is to generate profits from the sale and licensing of propriety drug products. In the next several years, we anticipate supplementing our cash position with licensing and royalties revenues under our out-license agreement with GPC Biotech, licensing revenues from out-licensing our other proprietary products and milestone profits from the sale of our generic products by Par. Under the agreement with Par, not counting our share of the profits from sales of the generic drugs, the Company could receive an aggregate of over $10 million under the agreement if the equity investment is made and all the regulatory approvals are obtained. If GPC Biotech successfully completed the filing of the NDA in late 2006, as planned, we will realize significant revenues in 2006 from licensing milestones specified in the agreement.
      However, if we are unable to generate the necessary revenues to finance our operations long-term, we may have to seek additional capital through the sale of our equity. Our operations have historically been financed by the issuance of capital stock. To this effect, we have a shelf registration statement with approximately $32 million available for the sale of our securities. In addition, we could receive a significant amount of cash from the exercise of outstanding warrants and options, if the price of our common stock appreciates. It is generally difficult to fund pharmaceutical research and development via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of research and the timing of those results.
      As described elsewhere in this report, including Item 1A “Risk Factors”, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing and ultimate aggregate cost of developing each of our drug product candidates, and are similarly unable to reasonably estimate when, if ever, we will realize material net cash inflows from our proprietary drug product candidates. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations may prove too optimistic and our assessment of expenditures may prove inadequate.
      Our expenditures for research and development and general and administrative expenses consist of direct product specific costs and non-product specific, or indirect, costs. We anticipate that over the next twelve months our total costs will average in a range between approximately $6 and $9 million per quarter. The following describes our current assessment of direct, or product specific development costs, such as upfront license fees, milestone payments, active pharmaceutical ingredient (API), clinical trials, patent related legal costs, and product liability insurance, among others, for each significant proprietary product, and generics as a group, currently under development. These costs are subject to uncertainties inherent in new drug development. Additionally, we may shift our cash resources between products. Therefore, what we actually spend to develop a particular product may not fall within the estimated range and the estimated ranges may change from quarter to quarter based upon changes in priorities or strategy and/or the results of the development. While we do not receive any funding from third parties for research and development we conduct, our estimated costs could be mitigated should we enter into co-development agreements for any of our drug product candidates.

•	Satraplatin: The costs of conducting clinical trials worldwide are being borne entirely by our co-development partner GPC Biotech and its new sublicensee, Pharmion Corporation. While we have licensed the development of satraplatin to GPC Biotech, we are not obligated to reimburse GPC Biotech for development costs they incur or to refund any license or milestone payments we receive.

•	EOquinTM: Through December 31, 2005, excluding indirect costs described earlier, we have spent approximately $2.7 million on the development of EOquintm, including approximately $1.4 million during the year ended December 31, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the outcome of continuing discussions with the FDA regarding our planned phase 3 clinical trial. We anticipate that over the next twelve months we may incur development costs up to approximately $6 million.

•	Ozarelix: Through December 31, 2005, excluding indirect costs described earlier, we have spent approximately $1.8 million in cash and equity on the acquisition of ozarelix in 2004, and approximately $2.3 million on the development of the compound in 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results from the analysis of the phase 2 study data, expected in the 2nd half of 2006, and the initiation of a study in healthy female volunteers for endometriosis in Europe in the 2nd or 3rd quarter of this year. We anticipate that over the next twelve months we may incur development costs up to approximately $6 million.

•	Elsamitrucin: Through December 31, 2005, excluding indirect costs described earlier, we have spent approximately $2.0 million on the development of Elsamitrucin, including approximately $1.0 million during the year ended December 31, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the completion of enrollment in the phase 2 clinical trial and positive results from the analysis of the phase 2 study data, expected in the first half of 2006 as well as the initiation of a phase 2 study of elsamitrucin in head and neck cancer, and other pilot combination studies. We anticipate that over the next twelve months we may incur development costs up to approximately $1.5 million.

•	Lucanthone: Through December 31, 2005, excluding indirect costs described earlier, we incurred less than $250,000 on the development of lucanthone in the year ended December 31, 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the timing of the continuation of the phase 2 clinical trial. We anticipate that over the next twelve months we may incur development costs up to approximately $1.5 million.

•	RenaZorb tm: Through December 31, 2005, excluding indirect costs described earlier, we have spent approximately $1.2 million in cash and equity on the acquisition and development of RenaZorbtm in 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclincal work and the initiation of any clinical trials. In addition, we are currently in a contractual dispute with Altair that is being handled under the dispute resolution process provided for in the license agreement. We anticipate that over the next twelve months we may incur development costs up to approximately $1.5 million.

•	SPI-1620: Excluding indirect costs described earlier, we have spent less than $500,000 in cash on the acquisition and development of SPI-1620 in 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclincal work and the initiation of any clinical trials. We anticipate that over the next twelve months we may incur development costs up to approximately $2.0 million.

•	SPI-205: Excluding indirect costs described earlier, we have spent less than $250,000 in cash on the development of SPI-205 in 2005. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclincal work and the initiation of any clinical trials. We anticipate that over the next twelve months we may incur development costs up to approximately $2.0 million.

•	Generic drugs: During the year ended December 31, 2005, we spent approximately $2.8 million for the advancement of our generic drugs, including costs for products for which we anticipate filing ANDAs in the future. Over the next twelve months we expect to incur additional costs up to approximately $2.5 million. We do not receive any funding from third parties for research and development we conduct for generic products, nor do we pay our generic alliance partners for any research and development they incur in the development of ANDAs for regulatory approval.

      In addition to the foregoing drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and our research and development expenditures would increase.
      Under our various existing licensing agreements we are contingently obligated to make cash milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones over the next eighteen months. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $3 million in cash and issue approximately 200,000 restricted shares of our common stock during the eighteen-month period.

Net Cash used in Operating Activities
      During the years ended December 31, 2005 and 2004, the net cash used in operations was approximately $16.0 and 11.8 million, net of interest income of approximately $1.3 and $0.5 million, respectively. The increase of approximately $4.2 million is due to an increase in 2005 in operating expenses, primarily research and development, substantially offset by increases in interest income, accrued clinical study costs and revenues.
      Based on our current plans and the scope of our activities, our anticipated use of cash for operations for all of 2006, excluding the cost of in-licensing any additional drug products, is expected to average between approximately $6 million and $9 million per quarter. Our cash expenses may increase or decrease beyond this range depending on the results of the ongoing clinical trials and research and development activity.

Net Cash provided by and used for Investing Activities
      During the year ended December 31, 2005, we invested our funds primarily in short-term treasury securities and money market accounts resulting in conversion of approximately $18 million of marketable securities into cash and cash equivalents. We also paid Altair Nanotechnologies, Inc. $200,000 in cash in license fees and an equity investment in connection with the in-licensing of Renazorbtm. The fair value of Altair common stock received, approximately $104,000 at the time of the investment, was recorded as a long-term investment and the remaining amount of $96,000 was charged as research and development expense for the year ended December 31, 2005.

Net Cash provided by and used for Financing Activities
      Net cash provided by financing activities, approximately $40.7 million, for the year ended December 31, 2005, was comprised of approximately $39.3 million from the sale of 8,000,000 shares of our common stock in our September financing, $1.1 million from the exercise of outstanding warrants for 300,963 shares of our common stock, and from the exercise of stock options for 16,450 shares of our common stock, and $750,000 received as an equity investment for the issuance of 119,617 restricted shares of our common stock upon our achievement of a milestone under our joint venture agreement with J.B. Chemicals & Pharmaceuticals Ltd. offset by $420,000 paid to repurchase warrants to acquire 420,000 shares of our stock.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including cash requirements, by assessing: planned research and development activities and general and administrative requirements, required clinical trial activity, market need for our drug candidates and other major business assumptions.
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

Stock-Based Charges
      In estimating the fair value of stock-based compensation, we use the quoted market price of our common stock for stock awards, and the Black Scholes Option Pricing Model for stock options and warrants. We estimate future volatility based on past volatility of our common stock; and we estimate the expected length of the option on several criteria, including the vesting period of the grant, and the expected volatility. In estimating the fair value of restricted common stock we issue in connection with licensing transactions, we apply a discount for the marketability restrictions calculated after considering past volatility of our common stock as well as the term of restriction and the cost of risk free capital for a period that is comparable with the term of the restriction on the shares.

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

Accounting for Stock-Based Employee Compensation
      At December 31, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 9 to the Financial Statements included in this Annual Report on Form 10-K. As permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”, we account for grants pursuant to those plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants, and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant.

New Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, currently expected to be January 1, 2006. The adoption of this statement is expected to result in significantly higher reported operating expenses in our future financial statements. Had we adopted the provisions of Statement No. 123(R) as of January 1, 2005, our reported loss for the year-ended December 31, 2005 would have been approximately $4.4 million higher, or approximately $23.0 million, as disclosed above in Note 2, Accounting for Stock-Based Employee Compensation.
Results of Operations

Results of Operations for Fiscal 2005 Compared to Fiscal 2004
      In 2005, we incurred a net loss of approximately $18.6 million compared to a net loss of approximately $12.3 million in 2004. The increase of approximately $6.3 million in the net loss was primarily due to an increase of approximately $5.6 million in research and development expense.
      As of December 31, 2005, the FDA has approved three of our generic products, ciprofloxacin tablets, fluconazole tablets and carboplatin injection, for sale in the United States. We recorded $521,000 and $185,000 of product sales during the years ended December 31, 2005 and 2004, respectively, with cost of product sold being approximately $397,000 and $123,000, respectively. The profit margin earned during the period is not considered representative of future margins, if any. Future product sales are dependent on our distributors reordering the product from us. In view of the extremely competitive market for each of our currently approved products and future approved products, we are unable to assess their future revenue potential. Also, during 2005 and 2004, we recorded $56,000 and $73,000, respectively, of revenues representing amounts received from the GPC Biotech under our license agreement for commissions on drug products used by GPC Biotech in clinical trials. We had no performance obligations or incurred costs in connection with this revenue. The timing and amount of future commissions is neither predictable nor assured.
      Research and development expenses increased by approximately $5.6 million, from approximately $7.0 million in 2004 to approximately $12.6 million in 2005, primarily due to the increasing scope of our drug development activities. During 2004, the principal clinical study costs related to a phase 2 trial on EOquintm. In 2005, we incurred costs related to multiple phase 2 clinical trials on EOquintm, elsamitrucin and ozarelix, and costs in advancing the development of SPI-205 and newly acquired compounds, RenaZorbtm, SPI-1620 and Lucanthone. We expect continued increases in research and development expenses in 2006 and beyond as we develop and expand our product portfolio. Principal components of the increase in 2005 are:

•	an increase of $4.5 million in direct development expenses, resulting from an expansion in the number and scope of our clinical trials and other research and development activity.

•	an increase of $0.9 million in R&D personnel costs; and

•	an increase of $0.2 million in patent-related legal expenses.
      General and administrative expenses increased by approximately $1.4 million, from approximately $5.1 million in 2004 to approximately $6.5 million in 2005, primarily due to an increase in legal expense in connection with the litigation regarding our patent challenge of GlaxoSmithKline’s Imitrex® injection, described elsewhere in this report.
      Stock-based charges increased by approximately $127,000, from $885,000 in 2004 to $1,012,000 in 2005, primarily due to an increase in the amortization of stock-based deferred compensation. We believe the use of stock options and similar equity-based awards is crucial for an early stage company like ours, as a means to conserve cash and to retain and motivate high-performance employees and consultants. We believe that such equity awards foster an alignment of employee and consultant interests with those of our stockholders. We expect stock-based charges to become increasingly significant to us. In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”. The adoption of this statement will result in significantly higher reported operating expenses in our future financial statements. Had we adopted the provisions of Statement No. 123(R) as of January 1, 2005, our reported loss for the year-ended December 31, 2005 would have been approximately $4.4 million higher, or approximately $23.0 million. We intend to adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, currently expected to be January 1, 2006.
      Other income consisted of net interest income of approximately $1.3 million for 2005 and approximately $0.5 for 2004. The increase of approximately $0.8 million is attributable to significantly higher investable funds and increasing interest rates in 2005.

Results of Operations for Fiscal 2004 Compared to Fiscal 2003
      In 2004, we incurred a net loss of approximately $12.3 million compared to a net loss of approximately $10.4 million in 2003. The increase of approximately $1.9 million was primarily due to an increase of approximately $3.3 million in research and development expenses including approximately $1.2 million in cash for the acquisition of ozarelix and a decrease of $1 million in licensing revenues from 2003. These increases in net loss were offset by the non-recurrence in 2004 of a non-cash charge in 2003 of approximately $2.5 million stock options expense, which charge arose due to timing delays in awarding stock options to employees as a result of our compliance with state securities laws during a period where our stock price rose rapidly.
      We recorded $258,000 of revenues in 2004 and $1.0 million revenues in the year ended December 31, 2003. The revenue in 2004 primarily represents $185,000 of product sales revenue, recorded from the first shipment of ciprofloxacin tablets, after receipt of FDA approval in September 2004, and represents the cash received by us. The cost of the product sold was $123,000. Also, in 2004 we received $73,000 from GPC Biotech under our co-development license agreement, representing commissions on drug products used by GPC Biotech in clinical trials. In connection with the revenue from GPC Biotech, we had no performance obligations or incurred costs. The revenue in 2003 was derived from the second licensing fee of $1 million under the licensing agreement with GPC Biotech, which became due in September 2003 upon dosing of the first patient in a registrational study. Future revenues from GPC Biotech are dependent upon the occurrence of milestones specified in the agreement. No milestone event occurred during 2004.
      Research and development expenses increased by approximately $3.3 million, from approximately $3.7 million in 2003 to approximately $7.0 million in 2004, primarily due to a cash payment of $1.2 million for the up-front licensing fee for ozarelix; and an approximate $1.6 million increase in drug product expense as a result of the investigation and development of additional new products, and increased clinical trials activity for EOquintm and elsamitrucin. Other notable increases in expenses over the comparative reporting period in 2003, were personnel costs of approximately $200,000, insurance costs of approximately $200,000, and patent-related legal expenses of approximately $150,000, which were partially offset by a reduction in rent expense of approximately $150,000 due to the termination of a lease on a research facility. These cost increases were the result of the increasing scope of our drug development activities.
      General and administrative expenses increased by approximately $47,000, from approximately $5.0 million in 2003 to approximately $5.1 million in 2004, primarily due to:

•	Legal and professional fees, excluding financing related fees charged against the proceeds of the financing, and SEC reporting and compliance costs increased by approximately $200,000 in 2004 due primarily to the changes in our organization, compliance with new NASDAQ, SEC and Sarbanes-Oxley Act of 2002 rules and regulations, and evaluation of business alliances and opportunities in conjunction with expanding our product portfolio;

•	Personnel costs, excluding the 2003 severance charge of approximately $500,000, increased by approximately $400,000, due to the hiring of additional personnel to enable us to implement our planned growth; and

•	Partially offsetting the foregoing increased costs were reductions in rent expense primarily as a result of a more favorable facility lease effective July 1, 2004.
      Stock-based charges, which are non-cash charges, decreased by approximately $1.7 million, from approximately $2.6 million in 2003 to approximately $885,000 in 2004. The following describe the components of the charges in 2003 and 2004:

•	Approximately $634,000 of the 2004 charge arose from recording the fair value of 251,896 shares of restricted common stock issued to Zentaris GmbH in connection with the in licensing of ozarelix;

•	The remainder of the 2004 relates to amortization of the fair value of warrants granted to consultants, primarily in 2003 and 2004; and

•	The 2003 charge arose due to timing delays in awarding stock options to employees as a result of our compliance with state securities laws during a period where our stock price rose rapidly.
      Other income, net for 2004 compared to 2003 increased by approximately $436,000 primarily due to interest income earned on significantly higher average cash, cash equivalents and marketable securities balances and rising short term interest rates during 2004.
Off-Balance Sheet Arrangements
      None.
Contractual and Commercial Obligations
      The following table summarizes our contractual and other commitments, including obligations under a facility lease and equipment leases, as of December 31, 2005:
Payment Due by Period

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	Amounts In Thousands
Contractual Obligations(1)
Capital Lease Obligations(2)	$–	$–	$–	$–	$–
Operating Lease Obligations(3)	$1,667	$452	$962	$253	$–
Purchase Obligations(4)	$2,140	$1,784	$355	$–	$–
Contingent Milestone Obligations(5)	$48,774	$1,772	$6,027	$4,275	$36,700

Total	$52,581	$4,008	$7,344	$4,528	$36,700

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Employment Agreements”.

(2)	As of December 31, 2005, we had no capital lease obligations.

(3)	The operating lease obligations are primarily the facility lease for our corporate office, which extends through June 2009.

(4)	Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of December 31, 2005.

(5)	Milestone Obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of December 31, 2005, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

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
      The potential contingent development and regulatory milestone obligations, aggregating approximately $49 million as of December 31, 2005, under all our licensing agreements, are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.
      Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next eighteen months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 200,000 restricted shares of our common stock and pay up to approximately $3 million in cash during the eighteen-month period.
      If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater milestone payment obligation of GPC Biotech to us.

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

      Each officer’s employment may be terminated by us with or without cause, as defined in the agreement. The agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns or if the officer decides to terminate his employment due to a disposition of a significant amount of assets or business units. The guaranteed severance payment includes a payment equal to the officer’s annual base salary and other cash compensation, and any approved bonus. The officer is also entitled to medical, dental and other benefits for two years following termination. In addition, all options held by the officer shall immediately vest and will be exercisable for one year from the date of such termination. However, if the Board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the Board are not being met, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for approximately thirteen (13) months after the date of termination. The agreements also provide that, upon his retirement, all options held by the officer will become fully vested.

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
      Our investments as of December 31, 2005 are primarily in short-term government securities and money market accounts. Because of our ability to redeem these investments at par with short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on December 31, 2005, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and selecting securities that generally have third party insurance coverage in the event of default by the issuer.
      In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies in Europe, where some of our obligations are incurred in Euros. Although fluctuations in exchange rates have an effect on our payment obligations, such fluctuations have not had a material impact on our financial condition or results of operations for 2005, 2004 and 2003. In the past, we have not hedged against this foreign currency risk; however, expect to do so in future as a greater portion of our expenditures are expected to be stated in foreign currency.

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
      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report (Evaluation Date). Based on the foregoing, our Chief Executive Officer and Vice President Finance concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
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
      “We have completed integrated audits of the 2005 and 2004 consolidated financial statements of Spectrum Pharmaceuticals, Inc. and Subsidiaries (the “Company”) and of its annual report on internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Internal Control Over Financial Reporting
      .. . . in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.”

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information concerning our directors and executive officers required under this item is incorporated by reference from our definitive proxy statement related to our 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, on or before May 1, 2006 (“2006 Proxy Statement”).

Item 11.	Executive Compensation
      The information required under this item is incorporated by reference from our 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required under this item is incorporated by reference from our 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required under this item is incorporated by reference from our 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required under this item is incorporated by reference from our 2006 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a)(1) Consolidated Financial Statements:
      (a)(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

      (a)(3) Exhibits.

Exhibit No.		Description

3.1		Certificate of Incorporation of the Registrant, as filed on May 7, 1997. (Filed as Exhibit B to the Definitive Proxy Statement dated May 8, 1997, for the Annual Meeting of Shareholders of Spectrum Pharmaceuticals Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

3	.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

3	.1.2	Certificate of Designation of 5% Series A Preferred Stock with Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

3	.1.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

3	.1.4	Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3, as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

3	.1.5	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002 (Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

3	.1.6	Certificate of Designations, Rights and Preference of the Series D 8% Cumulative Convertible Voting Preferred Stock. (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

3	.1.7	Certificate of Increase. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

3	.1.8	Certificate of Designations, Rights and Preference of the Series E Convertible Voting Preferred Stock (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

3.2		Form of Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)

4.1		Form of Warrants issued by the Registrant to Brighton Capital, Ltd., dated between April 17, 2001 and May 18, 2001. (Filed as Exhibit 4.32 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.2		Rights Agreement, dated as of December 13, 2000, between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

4.3		Warrant issued by the Registrant to Montrose Investments Ltd., dated as of May 18, 2001. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.4		Warrant issued by the Registrant to Strong River Investments, Inc., dated as of May 18, 2001. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.5		Form of Warrant issued by the Registrant to Gruntal & Co., L.L.C., dated as of August 10, 2001 (Filed as Exhibit 4.44 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

Exhibit No.		Description

4.6		Form of Warrants issued by the Registrant to Cantor Fitzgerald & Co, dated as of December 6, 2001 and December 13, 2001. (Filed as Exhibit A to Schedule 1 to Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.7		Warrant issued by the Registrant to Jefferies & Company, Inc., dated as of December 13, 2001. (Filed as Exhibit 4.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.8		Form of Warrant issued by the Registrant to certain purchasers, dated as of March 13, 2002. (Filed as Exhibit 4.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.9		Form of Warrant issued by the Registrant to certain purchasers, dated as of June 5, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

4.10		Form of Warrant issued by the Registrant to certain purchasers, dated as of June 7, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

4.11		Warrant Repurchase Agreement by and between the Registrant and BNC Bach International, Ltd., dated as of July 31, 2002. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4	.12*	Form of Warrant issued by the Registrant to five purchasers, dated as of November 21, 2002, to purchase up to an aggregate of 107,870 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.)

4.13		Form of Warrant issued by the Registrant to certain purchasers, dated as of December 13, 2002, to purchase up to an aggregate of 65,550 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2002, and incorporated herein by reference.)

4.14		Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)

4.15		Form of Series D-1 Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

4.16		Form of Series D-2 Warrant. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

4.17		Series D-3 Warrant. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

4.18		Registration Rights Agreement dated as of May 7, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

4.19		Amendment No. 1 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.)

4	.20*	Registration Rights Agreement dated as of August 13, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, and incorporated herein by reference.)

4	.21*	Form of Series 2003-1 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, and incorporated herein by reference.)

4.22		Form of Series E-1 Warrant (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

Exhibit No.		Description

4.23		Form of Series E-2 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.24		Series E-3 Warrant (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.25		Registration Rights Agreement dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.26		Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.27		Form of Warrant, dated as of April 21, 2004. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.28		Amendment No. 2 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

4.29		Amendment No. 3 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

4.30		Warrant issued by the Registrant to a consultant, dated as of September 17, 2003. (Filed as Exhibit 4.3 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

4.31		Warrant issued by the Registrant to a consultant, dated as of April 21, 2004. (Filed as Exhibit 4.4 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

4.32		Form of Warrant, dated as of September 30, 2004. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2004, and incorporated herein by reference.)

4.33		Amendment No. 1 dated as of November 2, 2005, to Warrant issued by the Registrant to a consultant, dated as of September 17, 2003. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 4, 2005, and incorporated herein by reference.)

4.34		Warrant issued by the Registrant to a Consultant, dated as of September 20, 2005. (Filed as Exhibit 4.3 to Form 10-Q, as filed with the Securities and Exchange Commission on November 4, 2005, and incorporated herein by reference.)

4	.35+	Form of Warrant dated September 15, 2005.

10	.1*	1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.2		Industrial Lease Agreement dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to the Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10	.3*	Employee Stock Purchase Plan. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-54246), and incorporated herein by reference.)

10	.4*	Amendment 2001-1 to the Employee Stock Purchase Plan effective as of June 21, 2001. (Filed as Exhibit 10.22 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

Exhibit No.		Description

10	.5*	Executive Employment Agreement for Rajesh C. Shrotriya, M.D., dated as of December 1, 2000. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.6		License Agreement dated as of June 29, 2001, by and between the Registrant and NDDO Research Foundation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.7		License Agreement dated as of August 28, 2001, by and between the Registrant and Johnson Matthey PLC. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.8		License Agreement dated as of October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.9		Settlement Agreement and Release by and between the Registrant and Merck Eprova AG dated as of September 30, 2002. (Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10	.10#	First Amendment to License Agreement dated August 28, 2001 by and between the Registrant and Johnson Matthey PLC dated as of September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.11		Letter of Agreement by and between the Registrant and LEKAR Pharma Limited, dated as of March 26, 2003, for an investment of $1 million in the Registrant’s common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference.)

10.12		Limited Liability Agreement of NeoJB LLC, a Delaware limited liability company effective as of April 17, 2002. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)

10.13		Supply Agreement dated April 16, 2002 by and between J.B. Chemicals & Pharmaceuticals Ltd. and NeoJB LLC. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)

10.14		Management Agreement dated April 16, 2002 by and between NeoTherapeutics, Inc. and NeoJB LLC. (Filed as Exhibit 10.3 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)

10.15		Preferred Stock and Warrant Purchase Agreement dated as of April 29, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

10.16		Amendment No. 1 of the Preferred Stock and Warrant Purchase Agreement and Registration Rights Agreement dated as of May 13, 2003 by and among the Registrant and the persons listed on Schedule 1B attached thereto. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

10	.17*	Spectrum Pharmaceuticals, Inc. Amended and Restated 1997 Stock Incentive Plan. (Filed as Annex A to our Definitive Proxy Statement, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

10	.18*	Common Stock and Warrant Purchase Agreement dated as of August 13, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, and incorporated herein by reference.)

10.19		Preferred Stock and Warrant Purchase Agreement dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

Exhibit No.		Description

10.20		Exclusive Supply, Marketing and Distribution Agreement between Lannett Company, Inc. and the Registrant dated August 15, 2003. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003, and incorporated herein by reference.)

10.21		Separation Agreement and General Release dated November 13, 2003 by and between Spectrum and John L. McManus. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003, and incorporated herein by reference.)

10.22		Separation Agreement and General Release dated November 7, 2003 by and between Spectrum and Michael P. McManus. (Filed as Exhibit 10.7 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003, and incorporated herein by reference.)

10	.23#	Exclusive Supply, Marketing and Distribution Agreement between FDC, Ltd. and the Registrant dated November 20, 2003. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004, and incorporated herein by reference).

10	.24*	Executive Employment Agreement for Luigi Lenaz, M.D., dated as of October 22, 2001. (Filed as Exhibit 10.45 to Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004, and incorporated herein by reference).

10.25		First Amendment dated March 25, 2004 to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10	.26*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10	.27*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)

10.28		Settlement Agreement and General Release By and Among NeoGene Technologies, Inc., the Registrant and The Regents of the University of California Dated as of March 26, 2004. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)

10.29		Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated by reference.)

10	.30#	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG, dated as of September 30, 2002. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2004, and incorporated by reference.)

10	.31#	Diagnostic and Drug Product Manufacturing, Supply and Marketing Agreement dated as of May 10, 2004 by and between the Registrant and Shantha Biotechnics Pvt. Ltd. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2004, and incorporated by reference.)

10	.32#	License and Collaboration Agreement by and between the Registrant and Zentaris GmbH, dated as of August 12, 2004. (Filed as Exhibit 10.1 to Form S-3/ A, as filed with the Securities and Exchange Commission on January 21, 2005, and incorporated by reference.)

10.33		Settlement Agreement and Release by and between the Registrant and SCO Financial Group, LLC, dated as of September 30, 2004. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2004, and incorporated by reference.)

10.34		Sublease Agreement dated September 28, 2004 by and between the Registrant and Concurrent Pharmaceuticals, Inc., and The Irvine Company. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2004, and incorporated herein by reference.)

Exhibit No.		Description

10	.35*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (As filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10	.36#	License Agreement by and between the Registrant and Altair Nanomaterials, Inc. and Altair Nanotechnologies, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2005, and incorporated herein by reference.)

10	.37#	License Agreement by and between the Registrant and Chicago Labs, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2005, and incorporated herein by reference.)

10	.38#	Distribution and Supply Agreement by and between the Registrant and Cura Pharmaceutical Co. Inc. dated as of April 13, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2005, and incorporated herein by reference.)

10	.39*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10	.40#	License Agreement between Registrant and Dr. Robert Bases. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2005, and incorporated herein by reference.)

10.41		Form Securities Purchase Agreement dated September 14, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

10.42		Letter Agreement between the Registrant and Rodman and Renshaw, LLC. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

10.43		Summary of Director Compensation. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2005, and incorporated herein by reference.)

10	.44*+	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated Incentive Award Plan.

10	.45+	First Amendment to the Distribution and Supply Agreement between Registrant and Cura Pharmaceutical Co., Inc. dated February 28, 2006.

	21+	Subsidiaries of Registrant.

23	.1+	Consent of Kelly & Company.

31	.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
+ Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

By:	/s/ Rajesh C. Shrotriya, M.D.

Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President
Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rajesh C. Shrotriya, M.D. Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer President and Director (Principal Executive Officer)	March 15, 2006

/s/ Shyam K. Kumaria Shyam K. Kumaria	Vice President Finance (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Richard D. Fulmer Richard D. Fulmer	Director	March 15, 2006

/s/ Stuart M. Krassner, Sc.D., Psy.D. Stuart M. Krassner, Sc.D., Psy.D.	Director	March 15, 2006

/s/ Anthony E. Maida, III Anthony E. Maida, III	Director	March 15, 2006

/s/ Dilip J. Mehta, M.D., Ph.D. Dilip J. Mehta, M.D., Ph.D.	Director	March 15, 2006

/s/ Julius A. Vida, Ph.D. Julius A. Vida, Ph.D.	Director	March 15, 2006

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2005 and 2004 and
For Each of the Three Years in the Period Ended December 31, 2005

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Spectrum Pharmaceuticals, Inc.
      We have completed integrated audits of the 2005 and 2004 consolidated financial statements of Spectrum Pharmaceuticals, Inc. and Subsidiaries (the “Company”) and of its annual report on internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements
      In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Spectrum Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

Internal Control Over Financial Reporting
      Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Kelly & Company
Costa Mesa, California
March 10, 2006

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31

	2005	2004

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,750	$3,241
Marketable securities	34,917	35,965
Accounts receivable	287	199
Inventory	58	224
Prepaid expenses and other current assets	373	372

Total current assets	64,385	40,001
Property and equipment, net	562	687
Other assets	128	70

Total assets	$65,075	$40,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,220	$1,235
Accrued compensation	683	662
Clinical study costs	1,925	769

Total current liabilities	3,828	2,666
Deferred rent and deposit	241	178

Total liabilities	4,069	2,844

Commitments and contingencies (Note 7)
Minority interest	23	24

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding	–	–
Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, $1.884 million aggregate liquidation value, 157 shares issued and outstanding at December 31, 2005 and 2004	747	747
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, $3.492 million aggregate liquidation value, 291 shares issued and outstanding at December 31, 2005 and 2004	1,795	1,795
Common stock, par value $0.001 per share, 50,000,000 shares authorized; 23,503,157 and 14,825,558 shares issued and outstanding at December 31, 2005 and 2004, respectively	24	15
Additional paid-in capital	243,656	201,218
Deferred stock-based compensation	(783)	(97)
Accumulated other comprehensive loss, unrealized loss on securities held for investment	(26)	–
Accumulated deficit	(184,430)	(165,788)

Total stockholders’ equity	60,983	37,890

Total liabilities and stockholders’ equity	$65,075	$40,758

The accompanying notes are an integral part of the financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31

	2005	2004	2003

	(In thousands, except share and per share
	data)
Revenues:
Licensing fees	$56	$73	$1,000
Product sales	521	185	–

Total revenues	577	258	1,000

Operating expenses:
Cost of product sold	397	123	–
Research and development	12,600	6,954	3,683
General and administrative	6,490	5,096	5,049
Stock-based charges	1,012	885	2,573
Restructuring expenses	–	–	163

Total operating expenses	20,499	13,058	11,468

Loss from operations	(19,922)	(12,800)	(10,468)
Other income, net	1,279	518	78

Net loss before minority interest in consolidated subsidiary	(18,643)	(12,282)	(10,390)
Minority interest in net income of consolidated subsidiary	1	(4)	–

Net loss	$(18,642)	$(12,286)	$(10,390)

Basic and diluted loss per share	$(1.06)	$(0.98)	$(4.83)

Basic and diluted weighted average common shares outstanding	17,659,602	12,674,506	4,169,374

Supplemental Information:
Stock-based charges — components:
Research and development	$883	$634	$1,000
General and administrative	$129	$251	$1,573

Total stock-based charges	$1,012	$885	$2,573

The accompanying notes are an integral part of the financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In	Deferred	Comprehensive		Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income(Loss)	Deficit	Total

	(In thousands, except share data)
Balance at December 31, 2002	–	–	2,726,019	$3	$143,831	$(56)	$6	$(143,112)	$672
Net loss	–	–	–	–	–	–	–	(10,390)	(10,390)

Total comprehensive loss	–	–	–	–	–	–	–	(10,390)	(10,390)
Issuance of Series D Preferred Stock and common stock warrants, net	600	2,856	–	–	2,300	–	–	–	5,156
Issuance of Series E Preferred Stock and common stock warrants, net	2,000	11,269	–	–	6,919	–	–	–	18,188
Conversion of Series D Preferred Stock into common stock	(335)	(1,595)	1,425,532	2	1,593	–	–	–	–
Conversion of Series E Preferred Stock into common stock	(685)	(4,224)	1,370,000	1	4,223	–	–	–	–
Issuance of common stock and warrants for cash, net of issuance costs	–	–	1,211,578	1	4,536	–	–	–	4,537
Issuance of common stock upon exercise of warrants	–	–	1,169,070	1	3,303	–	–	–	3,304
Issuance of common stock to employees as compensation	–	–	105,700	–	547	–	–	–	547
Issuance of common stock upon exercise of employee stock options	–	–	61,550	–	173	–	–	–	173
Intrinsic value of stock options granted to employees	–	–	–	–	1,749	–	–	–	1,749
Fair value of warrants and options issued to consultants	–	–	–	–	516	(240)	–	–	276
Amortization of deferred compensation and services	–	–	–	–	–	104	–	–	104
Recognition of beneficial conversion feature on preferred stock	–	(8,447)	–	–	8,447	–	–	–	–
Preferred dividends:
Deemed dividend related to beneficial conversion features on preferred stock	–	8,447	–	–	(8,447)	–	–	–	–
Deemed dividend related to issuance costs	–	1,065	–	–	(1,065)	–	–	–	–
Series D Preferred Stock dividend paid with common stock	–	–	28,478	–	–	–	–	–	–
Series D Preferred Stock dividends paid in cash	–	–	–	–	(35)	–	–	–	(35)

Balance at December 31, 2003	1,580	$9,371	8,097,927	$8	$168,590	$(192)	$6	$(153,502)	$24,281

Net loss	–	–	-	–	–	–	–	(12,286)	(12,286)
Realized loss on available-for-sale securities							(6)	–	(6)

Total comprehensive loss, net							(6)	(12,286)	(12,292)
Conversion of Series D Preferred Stock into common stock	(108)	(514)	459,574	1	513	–	–	–	–
Conversion of Series E Preferred Stock into common stock	(1,024)	(6,315)	2,048,000	2	6,313	–	–	–	–
Issuance of common stock for cash, net of issuance costs	–	–	3,220,005	3	22,576	–	–	–	22,579
Fair value of common stock issued in connection with drug license	–	–	251,896	–	634	–	–	–	634
Issuance of common stock upon exercise of warrants	–	–	516,994	1	2,020	–	–	–	2,021
Issuance of common stock upon exercise of employee stock options	–	–	199,150	–	415	–	–	–	415
Fair value of warrants issued to consultants	–	–	–	–	157	(157)	–	–	–
Amortization of deferred compensation and services	–	–	–	–	–	252	–	–	252
Series D Preferred Stock dividends paid with common stock	–	–	32,012	–	–	–	–	–	–

Balance at December 31, 2004	448	2,542	14,825,558	15	201,218	(97)	–	(165,788)	37,890
Net loss	–	–	–	–	–	–	–	(18,642)	(18,642)
Unrealized loss on securities held for investment							(26)	–	(26)

Total comprehensive loss, net							(26)	(18,642)	(18,668)
Issuance of common stock and warrants for cash, net of issuance costs	–	–	8,119,617	9	40,087	–	–	–	40,096
Fair value of common stock issued in connection with drug license	–	–	100,000	–	594	–	–	–	594
Issuance of common stock upon exercise of warrants	–	–	300,963	–	1,052	–	–	–	1,052
Issuance of common stock upon exercise of employee stock options	–	–	16,450	–	21	–	–	–	21
Repurchase/ Issuance of common stock upon exercise of warrants	–	–	–	–	(420)	–	–	–	(420)
Issuance of common stock to employees as compensation	–	–	115,000	–	490	(490)	–	–	–
Fair value of warrants issued to consultants, net of forfeitures	–	–	–	–	614	(614)	–	–	–
Amortization of deferred compensation and services	–	–	–	–	–	418	–	–	418
Series D Preferred Stock dividend paid with common stock	–	–	25,569	–	–	–	–	–	–

Balance at December 31, 2005	448	$2,542	23,503,157	$24	$243,656	$(783)	$(26)	$(184,430)	$60,983

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31

	2005	2004	2003

	(In thousands, except share and per
	share data)
Cash flows from operating activities:
Net loss	$(18,642)	$(12,286)	$(10,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items included in net loss:
Depreciation and amortization	264	173	242
Amortization of deferred stock-based compensation	418	252	104
Fair value of common stock issued in connection with drug license	594	634	–
Minority interest in net income of consolidated subsidiary	(1)	4	–
Fair value of common shares and warrants issued to employees and consultants	–	–	823
Intrinsic value of stock options granted to employees	–	–	1,749
Impairment on property and equipment	–	–	130
Changes in operating assets and liabilities:
Increase in accounts receivable	(88)	(199)	–
(Increase) decrease in inventory	166	(224)	–
(Increase) decrease in other current assets	19	(64)	76
Increase (decrease) in accounts payable and accrued expenses	1,141	79	(89)
Increase (decrease) in accrued compensation and related taxes	21	(376)	836
Increase (decrease) in other non-current liabilities	63	178	(101)

Net cash used in operating activities	(16,045)	(11,829)	(6,620)

Cash flows from investing activities:
Sales of marketable securities	$60,115	$10,314	$–
Purchases of marketable securities	(59,067)	(44,515)	(1,704)
Purchases of Held for Investment securities	(104)	–	–
Purchases of property and equipment	(139)	(200)	–
Proceeds from sale of equipment	–	–	390

Net cash provided by (used in) investing activities	805	(34,401)	(1,314)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	$40,096	$22,579	$4,537
Proceeds from sale of preferred stock, net of issuance costs	–	–	23,344
Proceeds from the exercise of warrants	1,052	2,021	3,304
Repurchase of warrants	(420)	–	–
Proceeds from exercise of stock options	21	415	173
Payments made on capital lease and loan obligations	–	(145)	(320)
Minority investment in subsidiary	–	20	–
Cash dividends paid on preferred stock	–	–	(35)

Net cash provided by financing activities	40,749	24,890	31,003

Net increase (decrease) in cash and cash equivalents	25,509	(21,340)	23,069
Cash and cash equivalents, beginning of period	3,241	24,581	1,512

Cash and cash equivalents, end of period	$28,750	$3,241	$24,581

The accompanying notes are an integral part of the financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31

	2005	2004	2003

	(In thousands, except share
	and per share data)
Interest paid	–	$3	$17
Income taxes paid	$1	$1	$1
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Years Ended December 31

	2005	2004	2003

	(In thousands, except share
	and per share data)
Fair value of common stock issued in connection with drug license	$594	$634	–
Preferred stock dividends paid with issuance of common stock	$127	$162	$206
Fair value of restricted stock granted employees and directors	$490	–	$547
Fair value of warrants issued to consultants for services (net of forfeitures)	$614	$157	$240
Fair value of warrants issued to placement agents	–	$542	$1,764
Reclass of equipment previously held-for-sale to fixed assets	–	$100	–
Deemed dividends on beneficial conversion features on preferred stock	–	–	$8,447
Conversion of preferred stock and convertible debentures into shares of common stock	–	–	$5,819
Deemed dividends related to preferred stock related to issuance costs	–	–	$1,065
The accompanying notes are an integral part of the financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.	Nature of Business

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

2.	Summary of Significant Accounting Policies and Estimates

Principles of Consolidation and Basis of Presentation
      The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of December 31, 2005, we had three subsidiaries: NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002; Spectrum Pharmaceuticals GmbH, wholly owned inactive subsidiary, incorporated in Switzerland in April 1997; and NeoGene Technologies, Inc. (NeoGene), an inactive subsidiary, 88.4% owned, incorporated in California in October 1999. We have eliminated all significant intercompany accounts and transactions.
      Investments by outside parties in our consolidated subsidiary are recorded as Minority Interest in Consolidated Subsidiary in our accounts, and stated net after allocation of income and losses in the subsidiary.
      We operate in one business segment, that of acquiring, developing and commercializing prescription drug products. The business has not matured to the point that disaggregated segment information would be meaningful. Accordingly the accompanying financial statements are reported in the aggregate including all our activities in one segment.
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
      In estimating the fair value of stock-based compensation, we use the quoted market price of our common stock for stock awards, and the Black-Scholes Option Pricing Model for stock options and warrants. We estimate future volatility based on past volatility of our common stock; and we estimate the expected length of the option on several criteria, including the vesting period of the grant, and the expected volatility. In estimating the fair value of restricted common stock we issue in connection with licensing transactions, we apply a discount, for the marketability restrictions calculated after considering past volatility of our common stock, as well as the term of restriction and the cost of risk free capital for a period that is comparable with the term of the restriction on the shares.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Reclassification of Accounts
      Certain reclassifications have been made to the December 31, 2004 financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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
      As of December 31, 2005, we had a bank account with a balance that exceeded the amount insured by the Federal Deposit Insurance Corporation by $660,000. We believe this concentration risk is mitigated by the financial strength of the bank that maintains the account.
      During each of 2005 and 2004, all of our product sales were of carboplatin injection and ciprofloxacin tablets, respectively, and were to our distributors, Cura Pharmaceuticals and Lannett Company, respectively. Further, pursuant to our strategic alliance agreements, described in Note 3, and the nature of the FDA approvals, these products can only be sourced from the companies named in the approval.

Inventory
      Inventory is stated at the lower of cost (first-in, first-out method) or market. As of December 31, 2005 and 2004, inventory consisted of raw materials acquired for the purpose of manufacturing finished drug product for our drug product carboplatin injection. The lower of cost or market is determined based on net realizable value after appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Property and Equipment
      We carry property and equipment at historical cost. Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the life of the property are capitalized.
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
      We incurred net losses in each of the periods presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
of December 31, 2005, 2004 and 2003, such potentially dilutive common stock equivalents amounted to approximately 15 million, 10 million and 11 million shares, respectively.
      The following data show the amounts used in computing basic loss per share for each of the three years in the period ended December 31, 2005.

	2005	2004	2003

	?(In thousands, except share and per share data)
Net loss	$(18,642)	$(12,286)	$(10,390)
Less:
Preferred dividends paid in cash or stock	(127)	(162)	(241)

Loss attributable to stockholders before deemed dividend	(18,769)	(12,448)	(10,631)
Deemed dividend related to beneficial conversion feature on preferred stock	–	–	(8,447)
Deemed dividends related to preferred stock issuance costs	–	–	(1,065)

Loss attributable to common stockholders, after consideration of deemed dividends, used in computing basic earnings per share	$(18,769)	$(12,448)	$(20,143)
Weighted average shares	17,659,602	12,674,506	4,169,374

Basic and diluted net loss per share	$(1.06)	$(0.98)	$(4.83)

Accounting for Stock-Based Employee Compensation
      At December 31, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 9. As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, we account for grants pursuant to those plans under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognize stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices are below the market price of the underlying stock at the measurement date of the grant.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, using the straight-line method, for each of the three years ended December 31, 2005.

	2005	2004	2003

	(In thousands, except share and per
	share data)
Net loss, as reported	$(18,642)	$(12,286)	$(10,390)
Add: stock-based employee compensation included in the reported net loss	–	–	2,296
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,387)	(2,571)	(5,077)

Pro forma net loss	$(23,029)	$(14,857)	$(13,171)

Loss per share:
Basic and diluted — as reported	$(1.06)	$(0.98)	$(4.83)

Basic and diluted — pro forma	$(1.31)	$(1.18)	$(5.50)

Income Taxes
      We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement bases and tax bases of existing assets and liabilities. However, we have recorded a valuation allowance to fully offset the net deferred tax assets as of December 31, 2005 and 2004, because realization of such assets is uncertain.

Comprehensive Loss
      The net loss reflected on our Consolidated Statements of Operations substantially represents the total comprehensive loss for the periods presented.

New Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, currently expected to be January 1, 2006. The adoption of this statement is expected to result in significantly higher reported operating expenses in our future financial statements. Had we adopted the provisions of Statement No. 123(R) as of January 1, 2005, our reported loss for the year-ended December 31, 2005 would have been approximately $4.3 million higher, or approximately $23.0 million, as disclosed above in Note 2, Accounting for Stock-Based Employee Compensation.

3.	Products and Strategic Alliances
      As of December 31, 2005, we had eight proprietary drug product candidates under development: satraplatin, EOquintm, elsamitrucin, ozarelix (formerly SPI-153), lucanthone, RenaZorbtm, SPI-1620 and SPI-205. We are developing our proprietary drug product candidates for the treatment of a variety of cancers

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
and other unmet medical needs. We are also active in filing ANDAs with the FDA seeking approval for marketing generic versions of branded prescription drugs whose patent protection has either already expired or is scheduled to expire in the foreseeable future. Through December 31, 2005, we had filed twelve Abbreviated New Drug Applications, or ANDAs, with the FDA, including those for ciprofloxacin tablets, and fluconazole tablets, and carboplatin injection, which have been approved by the FDA. In addition, we have intellectual property rights to certain neurology compounds that we may out-license to third parties for further development.
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
      The following is a brief description of the products under development, and related strategic alliances, as of December 31, 2005:
      Satraplatin: Satraplatin is an orally administered chemotherapeutic agent that is being studied for treating hormone refractory prostate cancer. As of December 31, 2005, a phase 3 clinical trial being conducted by our development partner, GPC Biotech AG (GPC Biotech), was proceeding in accordance with plans, and a rolling submission of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) had been commenced. GPC Biotech has initiated additional studies in other indications.
      In 2001, we in-licensed satraplatin from Johnson Matthey PLC. In 2002, in exchange for an upfront license fee, and future milestones and royalties, we entered into a Co-Development and License Agreement with GPC Biotech for further development and commercialization of satraplatin. Under the terms of this agreement, GPC Biotech agreed to fully fund the development expenses for satraplatin. A development committee with members from both GPC Biotech and Spectrum establishes the development plans for satraplatin. GPC Biotech, however, represents a majority of the committee and the final procedures are effectively decided and implemented by GPC Biotech. We have the ability to perform additional studies, if so desired, at our expense. Licensing fees, including upfront fees and milestone payments, received in 2005, 2004, and 2003 amounted to $56,000, $73,000, and $1,000,000, respectively. In addition, during 2003, pursuant to the license agreement, GPC Biotech made an equity investment of $1,000,000 in 128,370 shares of our common stock at $7.79 per share. We are entitled to additional revenues upon achievement of specified milestones, which are generally based on developmental or regulatory events; and royalties, if any, on worldwide sales of the product. Each of our contingent future cash payment milestone obligations to Johnson Matthey is generally matched by a corresponding, greater milestone receivable from GPC Biotech. We did not have to make any cash payments to Johnson Matthey for the upfront fees, milestone payments and equity investments we have received so far from GPC Biotech.
      EOquintm: EOquintm, a synthetic drug which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for its initial indication, superficial bladder cancer. As of December 31, 2005, a phase 2 clinical trial had been completed and the study report is being finalized. In addition, we initiated a new phase 2 study of EOquintm intravesical instillation in patients with high-risk superficial bladder cancer and it is proceeding in accordance with plans. Also, apaziquone, the drug substance in EOquintm, is being evaluated as a radiation sensitizer.
      In 2001, we in-licensed exclusive worldwide rights to EOquintm from the New Drug Development Office in the Netherlands. We paid an up-front fee, and are contingently obligated to pay additional amounts based upon achievement of specified milestones and royalties based on any future net sales.
      Elsamitrucin: Elsamitrucin, an anti-tumor antibiotic that acts as a dual inhibitor of two key enzymes involved in DNA replication, topoisomerase I and II, is currently being developed for its intended initial

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
indication, refractory non-Hodgkin’s lymphoma. As of December 31, 2005, a phase 2 clinical trial was proceeding in accordance with plans.
      In 2001, we in-licensed exclusive worldwide rights to elsamitrucin from Bristol-Myers Squibb. We paid an up-front fee, and are contingently obligated to pay additional amounts based upon achievement of milestones and a royalty based on any future net sales.
      Ozarelix: Ozarelix (formerly SPI-153), a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist is under evaluation for its intended initial indications, hormone-dependent prostate cancer and benign prostatic hypertrophy. As of the December 31, 2005, phase 2 clinical trials in each of those indications were proceeding in Europe in accordance with plans.
      In 2004, we entered into a license agreement with Zentaris, whereby we acquired an exclusive license to develop and commercialize Ozarelix in North America (including Canada and Mexico) and India. In addition, we have a financial interest in any income Zentaris derives from Ozarelix in Japan. With certain exceptions, we are required to purchase all finished drug product from Zentaris for the clinical development of Ozarelix at a set price. We paid an up-front fee, and are contingently obligated to pay additional amounts based upon achievement of milestones and a royalty based on any future net sales.
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
      RenaZorbtm: RenaZorbtm, a second-generation lanthanum-based phosphate-binding agent, has the potential to treat hyperphosphatemia, or high phosphate levels in blood, in patients with end-stage and chronic kidney disease. RenaZorbtm is currently in pre-clinical development.
      In January 2005, we entered into a license agreement with Altair Nanotechnologies, Inc., whereby we acquired an exclusive worldwide license to develop and commercialize RenaZorbtm. We paid Altair an upfront payment of 100,000 shares of restricted Spectrum common stock and made a payment of $200,000 for 38,314 shares of Altair common stock of which $104,000 (the fair value of the Altair shares at the time of purchase) was recorded as an equity investment with the remainderance recognized as a charge to research and development expense. The Company will be obligated to make future payments contingent upon the successful achievement of certain development and regulatory milestones. In addition we will pay royalties on potential net sales, if any, after marketing approval is obtained from regulatory authorities.
      We are currently in a contractual dispute with Altair that is being handled under the dispute resolution process provided for in the license agreement.
      SPI-1620: We believe SPI-1620, an endothelinB agonist, may selectively increase blood flow in tumor blood vessels and thereby selectively increase the delivery of anti-cancer drugs to cancer tissue for the treatment of cancer. SPI-1620 is currently in pre-clinical development.
      In February 2005, we entered into a license agreement with Chicago Labs, Inc., whereby we acquired an exclusive worldwide license to develop and commercialize SPI-1620. We paid Chicago Labs, Inc. an upfront fee of $100,000, which was charged as an expense to research and development and are obligated to make future payments contingent upon the successful achievement of certain development and regulatory milestones. In addition we will pay royalties and sales milestones on potential net sales, if any, after marketing approval is obtained from regulatory authorities.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      SPI-205: SPI-205, a lipid suspension of leteprinim, has demonstrated, in experimental models, benefits treating chemotherapy induced peripheral neuropathy. During 2006, we plan to continue preclinical evaluation of SPI-205 and perform all necessary tests to bring expeditiously to clinical trials in humans.

Product Development and Manufacturing
      As of December 31, 2005, we had also entered into the following additional business alliances:
      J.B. Chemicals & Pharmaceuticals Ltd. (JBCPL): In 2002, we formed a subsidiary, NeoJB, with JBCPL, an India based pharmaceutical manufacturer, which has a minority interest in NeoJB. This subsidiary expects to utilize the existing manufacturing capabilities of JBCPL to produce selected oral prescription drug products for marketing in the United States. Through December 31, 2005, we filed four ANDAs on behalf of NeoJB. In September 2005 and 2004, respectively, the FDA approved for marketing fluconazole tablets and ciprofloxacin tablets manufactured by JBCPL. NeoJB purchases product from JBCPL based on market prices prevailing at the time of purchase, and at this time does not have long-term volume or price commitments.
      FDC Limited (FDC): In 2003, we entered into an agreement with FDC, an India based pharmaceutical manufacturer, with a view to marketing in the United States certain ophthalmic drugs manufactured by FDC. Through December 31, 2005, we have filed four ANDAs pursuant to this alliance. We do not have long-term volume or price commitments.
      Shantha Biotechnics Pvt. Ltd. (Shantha): In 2004, we entered into an alliance with Shantha, a leading Indian biopharmaceutical company engaged in the development, manufacture and commercialization of human healthcare products produced by recombinant technology for the detection and treatment of cancer and infectious diseases. We are responsible for all regulatory, marketing and distribution matters in the United States for certain products currently marketed by Shantha elsewhere in the world and certain other products under development by Shantha. As of December 31, 2005, the product candidates under consideration for development of ANDAs include certain oncology biologics and cancer diagnostics, as well as certain vaccines. However, there are no current U.S. regulatory guidelines that allow for generic equivalents to branded biologics to be filed with the FDA using an abbreviated application and review process. The FDA is working with the pharmaceutical industry at-large to better understand the position of the biotech and biopharmaceutical companies regarding the issue of equivalence of biogenerics to the branded products and the equivalence of the processes used to manufacture the active biological ingredient. Until such time that the FDA adopts clear guidelines covering biogenerics and/or Congress creates new laws and regulations that would allow for an abbreviated application, review and approval process for such biogenerics, we will not be in a position to move forward in the United States on a number of product candidates covered under this agreement.

Sales, Marketing and Distribution
      The Lannett Company (Lannett): In 2003, we entered into a sales and distribution agreement with Lannett, a Philadelphia based pharmaceutical company engaged in the marketing and distribution of prescription drugs. Under the agreement Lannett is our exclusive distributor for ciprofloxacin tablets in the United States, and we are obligated to distribute ciprofloxacin tablets only through Lannett. During the 4th quarter of 2004, after receipt of FDA approval, we sold ciprofloxacin tablets to Lannett. We had no sales of ciprofloxacin tablets in 2005. Our agreement with Lannett terminates in March 2006.
      Cura Pharmaceuticals Co., Inc (Cura): In April 2005, we entered into an exclusive agreement with Cura Pharmaceuticals Co. Inc. for the marketing and distribution in the United States of carboplatin injection, which was approved by the FDA in June 2005. Under the terms of this agreement, we sell the product to Cura at prices specified in the agreement. In addition, we are entitled to share in the profit, if any,

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
between such specified prices and the selling prices ultimately realized by Cura. In February 2006, this agreement was amended to be semi-exclusive.
      We anticipate entering into additional sales, marketing and distribution alliances during 2006.

4.	Marketable Securities
      A summary of marketable securities and short-term investments at December 31, 2005 and 2004 is as follows:

	2005	2004

	(In thousands, except
	share and per share
	data)
Type of investment:
“Held-to-maturity” — bank certificates of deposits	$–	$1,015
“Available-for-sale” — corporate and municipal bonds	34,917	34,950

Total marketable securities	$34,917	$35,965

      “Held-to-maturity” marketable securities are carried at cost, which approximates fair value because of their short-term maturities and insignificant interest rate risk. “Available-for-sale” marketable securities are carried at fair value, with any unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
      Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, as well as interest income and dividends on investments, are included in other income and expense. The cost of securities sold is determined by specific identification. Unrealized and realized gains or losses were not significant as of December 31, 2005 and 2004, or for the three years in the period ended December 31, 2005.
      As of December 31, 2004, the maturities of our “available for sale securities”, primarily 28-day auction rate notes, were in excess of 10 years. These securities are classified as current assets based on our intent and ability to use any and all of these securities as necessary to satisfy our cash needs as they arise, by redeeming them at par within a 28-day period.
      In connection with the licensing of RenaZorbtm (Note 3), we acquired 38,314 shares of Altair Common Stock at its fair market value of $104,000. The shares are being held for investment and are recorded on the balance sheet as an “other asset”. As of December 31, 2005, the value of the Altair stock was $78,000. The loss of $26,000 has been included in other comprehensive income as an unrealized loss.

5.	Property and Equipment
      As of December 31, 2005 and 2004, property and equipment consisted of:

	2005	2004

	(Amounts in
	thousands)
Equipment	$1,033	$1,411
Leasehold improvements	506	575

Total property and equipment	1,539	1,986
Less: accumulated depreciation and amortization	(977)	(1,299)

Property and equipment, net	$562	$687

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      For the years ended December 31, 2005, 2004 and 2003, the Company recorded depreciation expense of $264,000, $173,000 and $242,000, respectively.

6.	Income Taxes
      Significant components of the income tax expense for each of the three years in the period ended December 31, 2005 are as follows:

	2005	2004	2003

	(Amounts in thousands)
Current:
Federal	–	–	–
State	$4	$4	$3
Foreign	–	–	–

	4	4	3
Deferred:
Federal	–	–	–
State	–	–	–
Foreign	–	–	–

	$4	$4	$3

      The following is a reconciliation from the statutory federal income tax rate to our effective tax rate for income taxes:

	2005	2004	2003

	(Amounts in thousands)
Computed at statutory tax rate	$(7,675)	$(5,208)	$(4,091)
Non-utilization of net operating losses	7,675	5,208	4,091

Tax expense at the effective tax rate	$–	$–	$–

      Significant components of our deferred tax assets and liabilities as of December 31, 2005 and 2004 are shown below. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2005 and 2004 as realization of such assets is uncertain.

	2005	2004

	(Amounts in Thousands)
Deferred tax assets:
Net operating loss and business credit carryforwards	$58,453	$51,214
Depreciation and amortization differences	240	255

Total deferred tax assets	58,693	51,469

Deferred tax liabilities:
Net deferred tax assets	58,693	51,469
Valuation allowance for deferred tax assets	(58,693)	(51,469)

Total deferred tax assets	–	–

      At December 31, 2005 we had federal and California income tax loss carryforwards of approximately $117 million and $69 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2009 and 2006, respectively. At December 31, 2005 we had research and development credit

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
carryforwards of approximately $6 million. The research and development credit carryforwards will begin to expire in 2007. The Tax Reform Act of 1986 limits the use of net operating loss and research and development credit carryforwards in the case of an “ownership change” of a corporation. We believe an “ownership change” may have occurred due to our issuances of equity securities over the past several years. Any ownership changes, as defined by the tax code, may severely restrict utilization of our carryforwards to the point that they may never be utilized. As of December 31, 2005, we had foreign loss carryforwards of approximately $41 million.

7.	Commitments and Contingencies

Facility and Equipment Leases
      As of December 31, 2005 we were obligated under a facility lease and operating equipment leases. During 2004 we renewed our facility lease for five years through June 2009, at which time we will have the option to renew for one additional five-year term. During 2004, we subleased a portion of our leased facility for a three-year term through September 2007, with a renewal option through the remaining term of our underlying lease.
      Minimum lease requirements for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

	Lease	Sub-Lease
	Commitments	Commitments

	(Amounts in thousands)
Year ending December 31:
2006	$452	$225
2007	471	171
2008	491	–
2009	250	–
2010	3	–
Thereafter	–	–

	$1,667	$396

      Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $328,000, $435,000 and $1,058,000, respectively, and was net of sub-lease rent income of $216,000, $100,000 and $64,000, respectively.

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
      The potential contingent development and regulatory milestone obligations, aggregating approximately $49 million as of December 31, 2005, under all our licensing agreements, are generally tied to progress through

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.
      Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next eighteen months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 200,000 restricted shares of our common stock and pay up to approximately $3 million in cash during the eighteen month period.
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
      Each officer’s employment may be terminated by us with or without cause, as defined in the agreement. The agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns or if the officer decides to terminate his employment due to a disposition of a significant amount of assets or business units. The guaranteed severance payment includes a payment equal to the officer’s annual base salary and other cash compensation, and approved bonus. The officer is also entitled to two years medical, dental and other benefits following termination. In addition, all options held by the officer shall immediately vest and will be exercisable for one year from the date of termination; provided, however, if the Board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the Board are not being met, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for approximately thirteen (13) months after the date of termination. The agreements also provide that, upon his retirement, all options held by the officer will become fully vested.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Litigation
      We are party to various legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, we do not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.
      At December 31, 2005, we were in litigation with GlaxoSmithKline as a result of filing an ANDA for sumatriptan succinate injection, which is marketed by GlaxoSmithKline under the brand name Imitrex®. Pursuant to our February 2006 agreement with Par Pharmaceutical Companies Inc. (Par) (see Note 11), Par shall provide financial and legal support, including the payment of all legal expenses going forward, for this patent challenge.

8.	Stockholders’ Equity

Preferred Stock
      The following table describes the preferred stock transactions by series issuance for each of the three years in the period ended December 31, 2005:

	Series D		Series E
	Convertible		Convertible
	Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Total

	(Amounts in thousands, except share data)
Balance, December 31, 2002	–	–	–	–	–
Issuance of preferred stock and common stock warrants, for cash	600	$2,856	2,000	$11,269	$14,125
Conversion of preferred stock into common stock	(335)	(1,595)	(685)	(4,224)	(5,819)
Recognition of beneficial conversion features on preferred stock	–	(2,247)	–	(6,200)	(8,447)
Deemed dividend related to beneficial conversion features	–	2,247	–	6,200	8,447
Deemed dividend related to issuance costs	–	–	–	1,065	1,065

Balance, December 31, 2003	265	1,261	1,315	8,110	9,371
Conversion of preferred stock into common stock	(108)	(514)	(1,024)	(6,315)	(6,829)

Balance, December 31, 2004 and 2005	157	$747	291	$1,795	$2,542

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
      In September 2003, we received gross cash proceeds of $20,000,000 in exchange for the issuance of 2,000 shares of our Series E Convertible Voting Preferred Stock (Series E Preferred Stock), convertible into 4,000,000 shares of common stock, and Series E Warrants, exercisable for five years, to purchase up to a total of 2,800,000 shares of our common stock at an exercise price of $6.50 per share. No dividends are payable on the Series E Preferred Stock. In addition to cash fees, we issued to placement agents five-year warrants to purchase up to a total of 400,000 shares of our common stock at an exercise price of $6.50 per share. Offering costs of this transaction were $3,180,000, including cash and equity commissions paid to placement agents. The fair value of the placement agent warrants was estimated to be $1,368,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 95.64%; risk free interest rate of 3.2%; and an expected life of five years. Certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock provided, at the option of the holder, a right to redeem up to one half of the Series E Preferred Stock on or before January 27, 2004. No stockholder exercised the redemption right prior to its expiration. Pursuant to certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock, we have the option to redeem all of the unconverted Series E Preferred Stock outstanding at the end of a 20-day trading period if, among other things, in that period the common stock of the Company trades above $12.00 per share.
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

Common Stock Issuances for Cash
      During the three years ended December 31, 2005, we issued common stock and warrants for cash as follows:

	2005	2004	2003

	(In thousands, except share and per share data)
Shares of common stock	8,119,617	3,220,005	1,211,578
Weighted average price per share	$5.27	$7.75	$3.94

Amount of financing	$42,750	$24,955	$4,771
Less: cash offering costs	2,654	2,376	234

Proceeds from common stock and warrants issued for cash	$40,096	$22,579	$4,537

Range of issuance prices on common stock sold	$5.25 to $6.27	$7.75	$1.99 to $7.79

Warrants issued	4,000,000	1,252,005	463,379

Average exercise price per share on warrants	$6.62	$10.03	$4.57

      In April 2004, we sold 3,220,005 shares of our common stock at a purchase price of $7.75 per share and five-year warrants to purchase up to a total of 1,127,005 shares of our common stock at an exercise price of $10.00 per share, for gross proceeds of approximately $24,955,000, before offering costs of approximately $2,918,000, which includes cash commissions to placement agents, the fair value of placement agent warrants to purchase up to a total of 125,000 shares of our common stock at an exercise price of $10.00 per share, and the printing and legal costs of the offering. The fair value of the placement agent warrants, $542,000, charged to the costs of the offering was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97.8%; risk free interest rate of 3.6%; and an expected life of five years.
      In February 2005, in connection with the FDA approval of the ciprofloxacin tablets ANDA in September 2004, an entity affiliated with J.B. Chemical & Pharmaceuticals Ltd., our joint venture partner for ciprofloxacin tablets, invested $750,000 in our common stock. We issued 119,617 restricted shares of common stock to that entity, based on the closing price of our common stock, $6.27, on the day prior to the FDA approval.
      In September 2005, we sold 8,000,000 shares of our common stock at a purchase price of $5.25 per share and six-year warrants purchasing up to a total of 4,000,000 shares of our common stock at an exercise price of $6.62 per share, for net cash proceeds of approximately $39.3 million after offering costs of approximately $2.7 million.

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
      In January 2005, in connection with the license agreement with Altair Nanotechnologies, Inc, we issued 100,000 restricted shares of Spectrum common stock to Altair. The fair value of the stock, $594,000, was recorded as a stock-based charge for the year ended December 31, 2005.

Common Stock Reserved for Future Issuance
      As of December 31, 2005, 14,830,076 shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series D preferred shares	665,691
Conversion of Series E preferred shares	582,000
Exercise of outstanding stock options	3,661,682
Exercise of outstanding warrants	9,920,703

Total shares of common stock reserved for future issuances	14,830,076

Warrants Activity, Primarily in Connection with Financing Transactions
      Warrants are typically issued by the Company to investors as part of a financing transaction, or in connection with services rendered by placement agents and outside consultants and expire at varying dates through September 2013. A summary of warrant activity follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	6,561,789	$9.71	5,918,926	$10.10	490,060	$65.83
Granted	4,120,000	$6.58	1,252,005	$10.03	6,601,888	$4.94
Repurchased	(420,000)	$6.50	–	–	–	–
Exercised	(300,963)	$3.50	(516,994)	$4.35	(1,169,070)	$2.83
Forfeited	–	–	(69,140)	$3.00	–	–
Expired	(40,123)	$388.06	(23,008)	$308.03	(3,952)	$450.12

Outstanding, at end of year	9,920,703	$7.20	6,561,789	$9.71	5,918,926	$10.10

Exercisable at the end of year	9,800,703	$7.23	5,309,784	$9.64	5,845,780	$10.24

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The following table summarizes information about warrants outstanding at December 31, 2005:

		Weighted	Weighted		Weighted
	Warrants	Average	Average	Warrants	Average
	Outstanding	Remaining	Exercise	Exercisable at	Exercise
Range of Exercise Price	12/31/2005	Life	Price	12/31/2005	Price

$ 3.00 to $ 5.00	1,853,651	2.40	$3.63	1,853,651	$3.63
$ 5.01 to $ 10.00	7,954,165	4.23	$7.09	7,834,165	$7.12
$10.01 to $375.00	112,887	0.86	$73.81	112,887	$73.81

	9,920,703			9,800,703

9.	Stock-Based Compensation

Stock Incentive Plans
      We have three stock incentive plans: the 1991 Stock Incentive Plan (1991 Plan), the 1997 Stock Incentive Plan (1997 Plan) and the 2003 Amended and Restated Incentive Award Plan (2003 Plan), (collectively, the Plans). As of December 31, 2005, we are not granting any more options pursuant the 1991 and 1997 Plans.
      The 2003 Plan authorizes the grant, in conjunction with all of our other plans, of incentive awards, including stock options, for the purchase of up to a total of 30% of our issued and outstanding stock at the time of grant. As of December 31, 2005, approximately 3 million incentive awards were available for grant under the 2003 Plan.
      Except as described below, all of the options granted under the Plans have been made at fair market values on the dates originally authorized by the Board of Directors, or the Compensation committee.
      A summary of activity, for all Plans, for each of the three years in the period ended December 31, 2005, is as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,370,026	$7.97	1,401,694	$10.83	601,799	$37.27
Granted	1,415,202	$5.95	1,179,000	$6.15	1,093,200	$3.48
Exercised	(16,450)	$1.32	(199,150)	$2.08	(167,250)	$2.57
Forfeited	(49,392)	$6.25	(1,630)	$13.12	(20,884)	$81.06
Expired	(57,704)	$24.62	(9,888)	$312.71	(105,171)	$96.58

Outstanding, at end of year	3,661,682	$6.98	2,370,026	$7.97	1,401,694	$10.83

Exercisable at the end of year	2,003,257	$7.58	1,282,923	$9.07	808,509	$14.60

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)
      The following table summarizes information about stock options outstanding under all plans at December 31, 2005:

		Weighted	Weighted		Weighted
	Options	Average	Average	Options	Average
	Outstanding	Remaining	Exercise	Exercisable at	Exercise
Range of Exercise Price	12/31/2005	Life	Price	12/31/2005	Price

$ 1.00 to $ 2.50	606,250	7.31	$1.58	606,250	$1.58
$ 2.51 to $ 5.00	811,600	8.67	$4.52	420,050	$4.72
$ 5.01 to $ 10.00	2,190,132	8.75	$6.36	927,257	$6.29
$10.01 to $325.00	53,700	4.50	$130.75	49,700	$129.07

	3,661,682			2,003,257

      During the year ended December 31, 2003, we recorded a non-cash stock-based employee compensation expense of $2,296,000, primarily because certain grants made in 2003 had later measurement dates than originally contemplated by the Board.
      We apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees, and do not recognize compensation expense when the exercise price of the options equals or exceeds the fair market value of the underlying shares at the date of grant. Directors’ stock options are treated in the same manner as employee stock options for accounting purposes. Under Statement No. 123, we are required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of that statement and is disclosed in Note 2 to the Consolidated Financial Statements.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: risk-free interest rates of 3.87% (2005); 3.59% (2004); and 3.16% (2003); zero expected dividend yields; expected lives of 5 years; expected volatility of 90.0% (2005); 93.4% (2004); and 95.23% (2003). The weighted average fair value of stock options, using the Black-Scholes option pricing model, that were granted in 2005, 2004, and 2003, was $4.27, $4.48, and $3.50, respectively.

Deferred Stock-Based Compensation
      During the years ended December 31, 2005 and 2004, we granted stock options and warrants to consultants, at exercise prices equal to or greater than the quoted price of our common stock on the grant dates. The fair value of options and warrants granted to nonemployees were valued using the Black-Scholes option pricing model, with the following assumptions: dividend yield of 0%; expected volatility of 90% (2005) and 96% (2004); risk free interest rate of 4.0% (2005) and 3.1% (2004); and an expected life of five years; and is being amortized to expense, net of forfeitures, over the vesting period of the related grants. In addition, during 2005, we issued 115,000 shares of restricted stock to employees and directors, with vesting over a period of three years, valued at the quoted market price of our common stock on the issue date.
      The fair values of these grants and awards have an estimated value of $1,183,000 and $157,000 in 2005 and 2004, respectively and are recorded as deferred compensation.
      Amortization of deferred compensation for the years ended December 31, 2005, 2004, and 2003 was $418,000, $252,000, and $104,000, respectively, net of $79,000 forfeiture in 2005.

Spectrum Pharmaceuticals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

10.	Quarterly Financial Information (Unaudited)
      The following is a summary of the unaudited quarterly results of operations for each of the calendar quarters ended in the two-year period ended December 31, 2005:

	March 31	June 30	September 30	December 31

	(Amounts in thousands except share and per share data)
Fiscal 2005 Revenues	$–	$240	$184	$153
Total operating expenses	$5,484	$5,067	$5,676	$4,273
Net loss	$(5,268)	$(4,550)	$(5,228)	$(3,597)
Basic and diluted loss per share	$(0.35)	$(0.30)	$(0.32)	$(0.15)
Shares used in calculation	15,133,000	15,354,000	16,667,000	23,405,000
Fiscal 2004 Revenues	$–	$73	$–	$185
Total operating expenses	$2,217	$2,732	$4,247	$3,862
Net loss	$(2,168)	$(2,572)	$(4,069)	$(3,477)
Basic and diluted loss per share	$(0.24)	$(0.20)	$(0.29)	$(0.24)
Shares used in calculation	9,304,000	12,767,000	14,063,000	14,528,000

11.	Subsequent Events
      On February 22, 2006, we entered into a strategic alliance with Par Pharmaceutical Companies Inc. (Par), one of the ten largest generics companies in the United States, to distribute the generic drugs for which we have filed ANDAs, including sumatriptan succinate injection. In addition to the three previously approved generics, ciprofloxacin tablets and fluconazole tablets and carboplatin injection, we expect that we will receive FDA approval for additional ANDAs during 2006. The agreement also covers additional ANDAs currently being developed by us. Pursuant to the terms of the agreement, the Company is responsible for the development of, and regulatory filings for, the generic drugs and the Company will receive payments upon regulatory approval of each ANDA. The agreement also provides for a share of the profits from the sale by Par of the Company’s generic products. In addition, Par shall provide financial and legal support, including the payment of all legal expenses going forward, for the ongoing patent challenge for sumatriptan succinate injection. Within twenty-four months of the effective date of the agreement, the Company has the right to request Par to make an equity investment in the Company, which is subject to due diligence and the negotiation of definitive documents at that time. Not counting our share of the profits from sales of the generic drugs, the Company could receive an aggregate of over $10 million under the agreement if the equity investment is made and all the regulatory approvals are obtained. We believe that this alliance completes our generic commercialization strategy, provides an excellent marketing partner for our generic products and puts us in the best position to maximize the revenue potential from our generic drug portfolio.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Certificate of Incorporation of the Registrant, as filed on May 7, 1997. (Filed as Exhibit B to the Definitive Proxy Statement dated May 8, 1997, for the Annual Meeting of Shareholders of Spectrum Pharmaceuticals Colorado, the predecessor to Registrant, held on June 17, 1997, as filed with the Securities and Exchange Commission on May 9, 1997, and incorporated herein by reference.)

3	.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1.1 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

3	.1.2	Certificate of Designation of 5% Series A Preferred Stock with Conversion Features. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 9, 1999, and incorporated herein by reference.)

3	.1.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

3	.1.4	Certificate of Designations of the Series C Preferred Stock of the Registrant. (Filed as Exhibit 4.7 to the Registration Statement on Form S-3, as amended (No. 333-64432), as filed with the Securities and Exchange Commission on July 2, 2001, and incorporated herein by reference.)

3	.1.5	Certificate of Amendment of Certificate of Incorporation filed on September 5, 2002 (Filed as Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

3	.1.6	Certificate of Designations, Rights and Preference of the Series D 8% Cumulative Convertible Voting Preferred Stock. (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

3	.1.7	Certificate of Increase. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

3	.1.8	Certificate of Designations, Rights and Preference of the Series E Convertible Voting Preferred Stock (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

3.2		Form of Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)

4.1		Form of Warrants issued by the Registrant to Brighton Capital, Ltd., dated between April 17, 2001 and May 18, 2001. (Filed as Exhibit 4.32 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.2		Rights Agreement, dated as of December 13, 2000, between the Registrant and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)

4.3		Warrant issued by the Registrant to Montrose Investments Ltd., dated as of May 18, 2001. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.4		Warrant issued by the Registrant to Strong River Investments, Inc., dated as of May 18, 2001. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 21, 2001, and incorporated herein by reference.)

4.5		Form of Warrant issued by the Registrant to Gruntal & Co., L.L.C., dated as of August 10, 2001 (Filed as Exhibit 4.44 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

Exhibit No.		Description

4.6		Form of Warrants issued by the Registrant to Cantor Fitzgerald & Co, dated as of December 6, 2001 and December 13, 2001. (Filed as Exhibit A to Schedule 1 to Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on October 24, 2001, and incorporated herein by reference.)

4.7		Warrant issued by the Registrant to Jefferies & Company, Inc., dated as of December 13, 2001. (Filed as Exhibit 4.46 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.8		Form of Warrant issued by the Registrant to certain purchasers, dated as of March 13, 2002. (Filed as Exhibit 4.47 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

4.9		Form of Warrant issued by the Registrant to certain purchasers, dated as of June 5, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2002, and incorporated herein by reference.)

4.10		Form of Warrant issued by the Registrant to certain purchasers, dated as of June 7, 2002. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2002, and incorporated herein by reference.)

4.11		Warrant Repurchase Agreement by and between the Registrant and BNC Bach International, Ltd., dated as of July 31, 2002. (Filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

4	.12*	Form of Warrant issued by the Registrant to five purchasers, dated as of November 21, 2002, to purchase up to an aggregate of 107,870 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2002, and incorporated herein by reference.)

4.13		Form of Warrant issued by the Registrant to certain purchasers, dated as of December 13, 2002, to purchase up to an aggregate of 65,550 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2002, and incorporated herein by reference.)

4.14		Form of Warrant issued by the Registrant to three purchasers, dated as of January 16, 2003, to purchase up to an aggregate of 55,555 shares of our common stock. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2003, and incorporated herein by reference.)

4.15		Form of Series D-1 Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

4.16		Form of Series D-2 Warrant. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

4.17		Series D-3 Warrant. (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

4.18		Registration Rights Agreement dated as of May 7, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

4.19		Amendment No. 1 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.)

4	.20*	Registration Rights Agreement dated as of August 13, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, and incorporated herein by reference.)

4	.21*	Form of Series 2003-1 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, and incorporated herein by reference.)

4.22		Form of Series E-1 Warrant (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.23		Form of Series E-2 Warrant (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

Exhibit No.		Description

4.24		Series E-3 Warrant (Filed as Exhibit 4.3 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.25		Registration Rights Agreement dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.26		Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.27		Form of Warrant, dated as of April 21, 2004. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.28		Amendment No. 2 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

4.29		Amendment No. 3 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

4.30		Warrant issued by the Registrant to a consultant, dated as of September 17, 2003. (Filed as Exhibit 4.3 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

4.31		Warrant issued by the Registrant to a consultant, dated as of April 21, 2004. (Filed as Exhibit 4.4 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

4.32		Form of Warrant, dated as of September 30, 2004. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2004, and incorporated herein by reference.)

4.33		Amendment No. 1 dated as of November 2, 2005, to Warrant issued by the Registrant to a consultant, dated as of September 17, 2003. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 4, 2005, and incorporated herein by reference.)

4.34		Warrant issued by the Registrant to a Consultant, dated as of September 20, 2005. (Filed as Exhibit 4.3 to Form 10-Q, as filed with the Securities and Exchange Commission on November 4, 2005, and incorporated herein by reference.)

4	.35+	Form of Warrant dated September 15, 2005.

10	.1*	1991 Stock Incentive Plan. (Filed as Exhibit 10.2 to the Registration Statement on Form SB-2, as amended (No. 333-05342-LA), and incorporated herein by reference.)

10.2		Industrial Lease Agreement dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to the Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10	.3*	Employee Stock Purchase Plan. (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-54246), and incorporated herein by reference.)

10	.4*	Amendment 2001-1 to the Employee Stock Purchase Plan effective as of June 21, 2001. (Filed as Exhibit 10.22 to the Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission on April 25, 2001, and incorporated herein by reference.)

10	.5*	Executive Employment Agreement for Rajesh C. Shrotriya, M.D., dated as of December 1, 2000. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2002, and incorporated herein by reference.)

10.6		License Agreement dated as of June 29, 2001, by and between the Registrant and NDDO Research Foundation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

Exhibit No.		Description

10.7		License Agreement dated as of August 28, 2001, by and between the Registrant and Johnson Matthey PLC. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.8		License Agreement dated as of October 24, 2001, by and between the Registrant and Bristol-Myers Squibb Company. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference.)

10.9		Settlement Agreement and Release by and between the Registrant and Merck Eprova AG dated as of September 30, 2002. (Filed as Exhibit 10.7 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10	.10#	First Amendment to License Agreement dated August 28, 2001 by and between the Registrant and Johnson Matthey PLC dated as of September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference.)

10.11		Letter of Agreement by and between the Registrant and LEKAR Pharma Limited, dated as of March 26, 2003, for an investment of $1 million in the Registrant’s common stock. (Filed as Exhibit 10.48 to Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference.)

10.12		Limited Liability Agreement of NeoJB LLC, a Delaware limited liability company effective as of April 17, 2002. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)

10.13		Supply Agreement dated April 16, 2002 by and between J.B. Chemicals & Pharmaceuticals Ltd. and NeoJB LLC. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)

10.14		Management Agreement dated April 16, 2002 by and between NeoTherapeutics, Inc. and NeoJB LLC. (Filed as Exhibit 10.3 to Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.)

10.15		Preferred Stock and Warrant Purchase Agreement dated as of April 29, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

10.16		Amendment No. 1 of the Preferred Stock and Warrant Purchase Agreement and Registration Rights Agreement dated as of May 13, 2003 by and among the Registrant and the persons listed on Schedule 1B attached thereto. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

10	.17*	Spectrum Pharmaceuticals, Inc. Amended and Restated 1997 Stock Incentive Plan. (Filed as Annex A to our Definitive Proxy Statement, as filed with the Securities and Exchange Commission on May 16, 2003, and incorporated herein by reference.)

10	.18*	Common Stock and Warrant Purchase Agreement dated as of August 13, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, and incorporated herein by reference.)

10.19		Preferred Stock and Warrant Purchase Agreement dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

10.20		Exclusive Supply, Marketing and Distribution Agreement between Lannett Company, Inc. and the Registrant dated August 15, 2003. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003, and incorporated herein by reference.)

10.21		Separation Agreement and General Release dated November 13, 2003 by and between Spectrum and John L. McManus. (Filed as Exhibit 10.6 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003, and incorporated herein by reference.)

Exhibit No.		Description

10.22		Separation Agreement and General Release dated November 7, 2003 by and between Spectrum and Michael P. McManus. (Filed as Exhibit 10.7 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2003, and incorporated herein by reference.)

10	.23#	Exclusive Supply, Marketing and Distribution Agreement between FDC, Ltd. and the Registrant dated November 20, 2003. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004, and incorporated herein by reference)

10	.24*	Executive Employment Agreement for Luigi Lenaz, M.D., dated as of October 22, 2001. (Filed as Exhibit 10.45 to Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2004, and incorporated herein by reference).

10.25		First Amendment dated March 25, 2004 to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10	.26*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10	.27*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)

10.28		Settlement Agreement and General Release By and Among NeoGene Technologies, Inc., the Registrant and The Regents of the University of California Dated as of March 26, 2004. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)

10.29		Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among Spectrum and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated by reference.)

10	.30#	Co-Development and License Agreement by and between the Registrant and GPC Biotech AG, dated as of September 30, 2002. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2004, and incorporated by reference.)

10	.31#	Diagnostic and Drug Product Manufacturing, Supply and Marketing Agreement dated as of May 10, 2004 by and between the Registrant and Shantha Biotechnics Pvt. Ltd. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2004, and incorporated by reference.)

10	.32#	License and Collaboration Agreement by and between the Registrant and Zentaris GmbH, dated as of August 12, 2004. (Filed as Exhibit 10.1 to Form S-3/ A, as filed with the Securities and Exchange Commission on January 21, 2005, and incorporated by reference.)

10.33		Settlement Agreement and Release by and between the Registrant and SCO Financial Group, LLC, dated as of September 30, 2004. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 15, 2004, and incorporated by reference.)

10.34		Sublease Agreement dated September 28, 2004 by and between the Registrant and Concurrent Pharmaceuticals, Inc., and The Irvine Company. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2004, and incorporated herein by reference.)

10	.35*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (As filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10	.36#	License Agreement by and between the Registrant and Altair Nanomaterials, Inc. and Altair Nanotechnologies, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2005, and incorporated herein by reference.)

10	.37#	License Agreement by and between the Registrant and Chicago Labs, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2005, and incorporated herein by reference.)

Exhibit No.		Description

10	.38#	Distribution and Supply Agreement by and between the Registrant and Cura Pharmaceutical Co. Inc. dated as of April 13, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2005, and incorporated herein by reference.)

10	.39*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10	.40#	License Agreement between Registrant and Dr. Robert Bases. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2005, and incorporated herein by reference.)

10.41		Form Securities Purchase Agreement dated September 14, 2005. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

10.42		Letter Agreement between the Registrant and Rodman and Renshaw, LLC. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2005, and incorporated herein by reference.)

10.43		Summary of Director Compensation. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2005, and incorporated herein by reference.)

10	.44*+	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated Incentive Award Plan

10	.45+	First Amendment to the Distribution and Supply Agreement between Registrant and Cura Pharmaceutical Co., Inc. dated February 28, 2006.

	21+	Subsidiaries of Registrant.

23	.1+	Consent of Kelly & Company.

31	.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
+ Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.