Form 10-K/A
period 2005-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2006-05-01
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 000-28782
Spectrum Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	93-0979187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

157 Technology Drive	92618
Irvine, California	(Zip Code)
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
As of April 27, 2006 there were 24,320,802 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     There are no documents incorporated by reference herein.

EXPLANATORY NOTE
     The primary purpose of this Amendment is to provide information required by Items 10, 11, 12, 13 and 14 of Part III of this report on Form 10-K, which the registrant intended to incorporate by reference from the registrant’s proxy statement for the 2006 Annual Meeting of Stockholders. Items 10, 11, 12, 13 and 14 to the Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 15, 2006, are hereby amended and restated in their entirety as follows.

		Page
	PART III
Item 10.	Directors and Executive Officers of the Registrant	2
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13.	Certain Relationships and Related Transactions	14
Item 14.	Principal Accountant Fees and Services	14
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	15
Signatures		16
EXHIBIT 2.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors
     Our Board of Directors consists of six annually elected directors. The Nominating and Corporate Governance Committee has nominated Richard D. Fulmer, Stuart M. Krassner, Anthony E. Maida, Dilip J. Mehta, Rajesh C. Shrotriya and Julius A. Vida for election to the Board at the upcoming annual meeting.
     On September 20, 2005, Mr. Fulmer, was elected to the Board to fill the vacancy created by the Board’s increase in the number of directors from five to six. Under Delaware law, a director elected by the Board of Directors to fill a vacancy serves until the next annual meeting of stockholders and until his successor is elected and qualified.
     The following provides information regarding our nominees to the Board of Directors, their ages, the year in which each first became a director of the Company, their principal occupations or employment during the past five years and any family relationship with any other director or executive officer of the Company:

Richard D. Fulmer, M.B.A.	Mr. Fulmer, 60, has been a director of Spectrum since September 2005. His career spans over thirty years, including twenty-four years spent at Pfizer, Inc., where he held senior positions in marketing, business development, and general management. Mr. Fulmer retired from Pfizer in 2001 and since that time has served as a self-employed consultant and advisor to healthcare companies. He is an Advisory Board Member of Avaan Therapeutics, Inc. From 1998 until his retirement, Mr. Fulmer was Vice President and General Manager of Pfizer’s US Veterinary healthcare business, with accountability for the management of sales, marketing, and medical operations. Prior to that assignment, Mr. Fulmer served as Pfizer’s Vice President for Licensing and Development from 1993 to 1997, with responsibility for corporate licensing and business development activity, which included the acquisition of new drugs and technology for the global pharmaceutical business. Chief among his accomplishments was the formation of a strategic alliance with Eisai for the Alzheimer’s drug Aricept. He also led the effort to license the cholesterol reduction product Lipitor, and was also responsible for creating a multi-company alliance for the commercialization of Exubera, a pulmonary insulin product. During his tenure in licensing, he became a prominent speaker at industry conferences and a member of the Licensing Executive Society. Mr. Fulmer was also a Vice President of Marketing for Pfizer where he played a key role in the introduction and commercial success of several market leading drugs, including Diflucan, Zoloft, and Glucotrol. Prior to joining Pfizer, Mr. Fulmer was a Senior Financial Analyst for the Ford Motor Company and served as a Captain in the United States Marine Corps. He received a MBA in Finance from George Washington University in 1973. He also holds a B.S. in Economics from the University in Oregon (1967) and a Diploma in International Business from the Netherlands School of Business, Nijenrode University.

Stuart M. Krassner, Sc.D., Psy.D	Dr. Krassner, 70, has been a director of Spectrum Pharmaceuticals, Inc. since December 2004 and was previously a member of our Scientific Advisory Board from 1996 to 2001. Dr. Krassner’s career spans four decades of experience in various positions at the University of California, Irvine (UCI), most recently as Professor Emeritus of Developmental and Cell Biology at the School of Biological Sciences. While at UCI, he developed and reinforced FDA and NIH compliance procedures for UCI-sponsored human clinical trials, established UCI’s first Institutional Review Board, and at one time headed all contract and grant activities. Dr. Krassner has also been retained by a number of public and private pharmaceutical, medical device and other companies to provide scientific and regulatory advisory services, including FDA compliance. Dr. Krassner’s work has been published in numerous peer-reviewed U.S. journals. Dr. Krassner has been awarded grants from the National Institute of Health, the National Science Foundation and the World Health Organization. Dr. Krassner has been a member of the American Society of Protozoology, the American Society of Tropical Medicine and Hygiene, the Corporation of the Marine Biological Laboratories, Woods Hole, MA, and Sigma Xi, among others. Dr. Krassner received his Sc.D. from the Bloomberg School of Public Health at Johns Hopkins University. He holds a B.S. in Biology from Brooklyn College.

Anthony E. Maida, III, MA, MBA	Mr. Maida, 54, has been a director of Spectrum since December 2003. Mr. Maida has been the Acting Chairman of Dendri Therapeutics, Inc., a startup company focused on the clinical development of therapeutic vaccines for patients with cancer, since 2003. Additionally, Mr. Maida has been serving as Chairman, Founder and Director of BioConsul Drug Development Corporation since 1999, providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Mr. Maida served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system (CNS) where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. From 1999 to 2001, Mr. Maida held positions as Interim Chief Executive Officer for Trellis Bioscience, Inc., a private biotechnology company that addresses high clinical stage failure rates in pharmaceutical development, and CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. From 1992 until 1999, Mr. Maida served as President and CEO of Jenner Biotherapies, Inc., a biopharmaceutical company. From 1980 to 1992, Mr. Maida served in senior management positions with various companies including President and Chief Executive Officer of Cell Path, Inc., a biosciences company specializing in drug discovery and development, and Vice President Finance and Chief Financial Officer of Data Plan, Inc., a wholly owned subsidiary of Lockheed Corporation. Additionally, Mr. Maida currently works in the laboratory of Kit S. Lam, M.D., Ph.D., University of California, Medical Center, Department of Hematology and Oncology, where he is completing his doctoral work in immunology (advanced to Doctoral Candidacy). Mr. Maida serves on the Advisory Boards of EndPoint BioCapital, Sdn Bhd (Kuala Lumpur, Malaysia) and Innovera Life Science Fund and serves as a consultant and technical analyst for North Sound Capital, one of our large stockholders, and vFinance, both financial services companies. Additionally, Mr. Maida has been retained by Takeda Chemical Industries, Ltd. (Osaka, Japan) and Novel Bioventures to conduct corporate and technical due diligence on investment opportunities. Mr. Maida is a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the International Society for Biological Therapy of Cancer, the American Association of Immunologists and the Society of Toxicology. Mr. Maida received a B.A. Degree in History from University of Santa Clara 1975, received a B.A. degree in Biology from San Jose State University 1977, a MBA from the University of Santa Clara 1978, and received a MA in toxicology from San Jose University 1986.

Dilip J. Mehta, M.D., Ph.D	Dr. Mehta, 73, has been a director of Spectrum since June 2003 and member of our Scientific Advisory Board since 2001. Dr. Mehta has been self-employed as a pharmaceutical consultant since 1998. Dr. Mehta is a venture partner at Radius Ventures, LLC in New York. Dr. Mehta is a current member of the Psychopharmacology Advisory Committee to the U.S. Food and Drug Administration. From 1982 until he retired in 1997, Dr. Mehta held a number of executive management positions with Pfizer Inc., a pharmaceutical company, including Senior Vice President, U.S. Clinical Research, with responsibility for clinical research (Phases 1, 2 and 3) including data processing and statistical analysis for Pfizer Inc.’s drugs in the U.S., as well as supervised submissions of NDA’s for Cardura, Norvasc, Zoloft, Zithromax, Diflucan, Unasyn, Trovan, Viagra, Geodon, and a number of other drugs/supplements. Dr. Mehta serves as a member of the Board of Directors of Esvee Pharmaceuticals, Pvt. Ltd. (Pune, India), and Bharat Serums & Vaccines Limited (Mumbai, India). From 1993 until 1997, Dr. Mehta served as Chair, Efficacy Section for the Pharmaceutical Research and Manufacturers of America (‘PhRMA’) in the International Conference on Harmonization and was a PhRMA topic leader for one of the Expert Working Group in Efficacy. From 1966 until 1982, Dr. Mehta held the position of Group Director, Clinical Research in the U.S. for Hoechst AG with supervision of Internal Medicine, Metabolic and Infectious Diseases and Cardiovascular groups. Dr. Mehta graduated from the University of Bombay, India, and holds an M.D., and received a Ph.D. in Pharmacology. Dr. Mehta was a Research Fellow in Clinical Pharmacology at Cornell University Medical College.

Rajesh C. Shrotriya, M.D	Dr. Shrotriya, 62, has been Chairman of the Board, Chief Executive Officer and President since August 2002 and a director of Spectrum since June 2001. From September 2000 to August 2002, Dr. Shrotriya served as President and Chief Operating Officer of Spectrum. Dr. Shrotriya also serves as a member of the Board of Directors of Antares Pharma, Inc., a drug delivery systems company. Prior to joining Spectrum Pharmaceuticals, Inc., Dr. Shrotriya held the position of Executive Vice President and Chief Scientific Officer from November 1996 until August 2000, and as Senior Vice President and Special Assistant to the President from November 1996 until May 1997, for SuperGen, Inc., a publicly-held pharmaceutical company focused on drugs for life-threatening diseases, particularly cancer. From August 1994 to October 1996, Dr. Shrotriya held the positions of Vice President, Medical Affairs and Vice President, Chief Medical Officer of MGI Pharma, Inc., an oncology-focused biopharmaceutical company. Dr. Shrotriya spent 18 years at Bristol-Myers Squibb Company in a variety of positions most recently as Executive Director, Worldwide CNS Clinical Research. Previously, Dr. Shrotriya held various positions at Hoechst Pharmaceuticals, most recently as Medical Advisor. Dr. Shrotriya was an attending physician and held a courtesy appointment at St. Joseph Hospital in Stamford, Connecticut. In addition, he received a certificate for Advanced Biomedical Research

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

Julius A. Vida, Ph.D.	Dr. Vida, 77, has been a director of Spectrum since April 2003. Dr. Vida serves as a member of the Board of Directors of Medarex, Inc., a NASDAQ listed company focused on the discovery and development of human antibody-based therapeutic products, CSS Albachem Ltd., (UK), a biotechnology company which produces chemically synthesized custom peptides and proteins, FibroGen, Inc., a pharmaceutical company, Osteo Screen, Inc., a pharmaceutical company which attempts to find new drugs to slow bone loss, and YM Biosciences, Inc. (Canada), a pharmaceutical development company that focuses on cancer therapeutics. Since 1993, Dr. Vida has been a self-employed pharmaceutical consultant with VIDA International Pharmaceutical Consultants. From 1975 until his retirement in 1993, Dr. Vida held various positions at Bristol-Myers Squibb and its predecessors. From 1991 to 1993, Dr. Vida was Vice President, Business Development, Licensing and Strategic Planning, and from 1985 to 1991, he was Vice President, Licensing. Dr. Vida graduated from Pazmany Peter University, Budapest, Hungary, holds an M.S. and a Ph.D. in Organic Chemistry from Carnegie Institute of Technology, was a Postdoctoral Fellow at Harvard University, and holds an M.B.A. from Columbia University.
Executive Officers
     The following provides information regarding our Executive Officers, their ages, the year in which each first became an officer of the Company and descriptions of their backgrounds.

Name and Age

Rajesh C. Shrotriya, M.D. (62)	Information regarding Dr. Shrotriya is provided above.
Chairman of the Board, Chief
Executive Officer and President

Luigi Lenaz, M.D. (65) Chief Scientific Officer	Dr. Lenaz, has served as Chief Scientific Officer since February 2005. From November 2000 until February 2005, Dr. Lenaz served as the President of Spectrum’s Oncology Division. Prior to joining Spectrum Pharmaceuticals, Inc., he was Senior Vice President of Clinical Research and Medical Affairs from October 1997 to June 2000 of SuperGen, Inc., a NASDAQ listed pharmaceutical company dedicated to battling cancer. Previously, he was Senior Medical Director, Oncology Franchise Management for Bristol-Myers Squibb, a NYSE listed pharmaceutical company, from 1990 to 1997 and was Director, Scientific Affairs, Anti-Cancer for Bristol-Myers Squibb from 1978 to 1990. Dr. Lenaz was a Post Doctoral Fellow at both the Memorial Sloan-Kettering Cancer Center in New York and the National Cancer Institute in Milan, Italy. He received his medical training at the University of Bologna Medical School in Bologna, Italy.

Shyam Kumaria (56) Vice President Finance	Mr. Kumaria, has served as Vice President Finance since December 2003. From 1996 to 2003, he provided financial and management consulting services to private companies. From 1984 to 1996, he served in senior executive and management positions for several companies including Deloitte & Touche. Mr. Kumaria became a Chartered Accountant in London, England in 1973 and a Certified Public Accountant in 1978. He received an Executive MBA from Columbia University in 1984.

Audit Committee
     The Audit Committee is currently comprised of Messrs. Maida (Chair) and Fulmer, and Drs. Krassner and Mehta, each of whom satisfies the NASDAQ and SEC rules for Audit Committee membership. The Audit Committee held 7 meetings during 2005. It acts pursuant to a written charter which is posted on the Company’s website at www.spectrumpharm.com. The Board of Directors has determined that Mr. Maida is an Audit Committee financial expert within the meaning of the SEC rules and satisfies the financial sophistication requirements of the NASDAQ Listing Standards. Principal responsibilities of the Audit Committee include but are not limited to:
•	Appointing, compensating, retaining and overseeing the work of the independent auditor;

•	Reviewing independence qualifications and quality controls of the independent auditor;

•	Oversee and monitor internal controls, procedures, the audit function, accounting procedures and financial reporting process; and

•	Reading and discussing with management and the independent auditor the annual audited, and quarterly unaudited, financial statements.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and persons who beneficially own more than ten percent of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
     Based solely upon our review of the copies of reporting forms furnished to us, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Exchange Act applicable to our directors, officers and any persons holding 10% or more of our Common Stock with respect to our fiscal year ended December 31, 2005, were satisfied on a timely basis, except as follows: Mr. Fulmer failed to file an initial report on Form 3 due within 10 days of being appointed as a director of our Board of Directors on September 20, 2005. Mr. Fulmer filed a Form 3 on December 7, 2005.
Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002. A copy of the Code of Business Conduct and Ethics will be provided to any person, without charge, upon oral request to (949) 788-6700 or upon written request to Investor Relations, Spectrum Pharmaceuticals, Inc., 157 Technology Drive, Irvine, CA 92618. Waivers from, and amendments to, if any, the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, if any, will be posted on our website at www.spectrumpharm.com.

Item 11. Executive Compensation
Executive Compensation Summary Table
     The following table sets forth information concerning total compensation during each of the past three fiscal years for services rendered to the Company earned or paid to the Chief Executive Officer, and the two executive officers whose annual salary and bonus exceeded $100,000 in fiscal year 2005 (the “Named Executive Officers”).

				Long Term Compensation Awards
					Securities
		Annual Compensation		Restricted	Underlying	All Other
Name and Principal Postion	Year	Salary	Bonus	Stock Awards (1)	Options (#)	Compensation (2)
Rajesh Shrotriya (3)(4)	2005	$500,000	$250,000	$0	500,000	$9,774
Chairman, Chief Executive	2004	500,000	250,000	0	450,000	1,374
Officer and President	2003	318,000	500,000	0	440,000	1,374

Luigi Lenaz (5)	2005	310,000	60,000	127,800	200,000	3,041
Chief Scientific Officer	2004	280,500	60,000	0	150,000	1,374
	2003	232,000	50,000	0	140,000	1,374

Shyam Kumaria (6)(7)	2005	220,000	40,000	85,200	90,000	9,774
Vice President, Finance	2004	200,000	40,000	0	75,000	1,374
	2003	40,174		0	50,000	0

(1)	The holders of restricted stock are entitled to vote and receive dividends, if issued, on the shares of Common Stock covered by the restricted stock grant.
(2)	Amounts include annual 401(k) matching contribution made by us in shares of our Common Stock and premiums paid on life insurance policies, benefits that are offered to all our employees.

(3)	On January 1, 2006, 80,000 restricted shares of our Common Stock were awarded to Dr. Shrotriya based on the Compensation Committee’s review of corporate performance, individual achievements and as an inducement for future performance. These shares vest in installments of 25% annually beginning January 1, 2006.

(4)	On January 1, 2006, an option to purchase up to 200,000 shares of our Common Stock was awarded to Dr. Shrotriya based upon the Compensation Committee’s review of corporate performance, individual achievements, and as an inducement for future performance. The option vests in installments of 25% annually beginning January 1, 2006.

(5)	On December 6, 2005, 30,000 restricted shares of our Common Stock were awarded to Dr. Lenaz based on the Compensation Committee’s review of corporate performance and individual achievements for the 2005 fiscal year, and as an inducement for future performance. These shares vest in installments of 25% annually beginning January 1, 2006.

(6)	On December 6, 2005, 20,000 restricted shares of our Common Stock were awarded to Mr. Kumaria based on the Compensation Committee’s review of corporate performance and individual achievements for the 2005 fiscal year, and as an inducement for future performance. These shares vest in installments of 25% annually beginning January 1, 2006.

(7)	Employment commenced on December 8, 2003. Prior to that date, Mr. Kumaria worked as a consultant to the Company, for which he was paid $27,225.

Option Grants for Fiscal 2005
     The following table sets forth for the year ended December 31, 2005, the grants of our Common Stock options to the Named Executive Officers.

	Individual Grants					Potential Realizable Value
			% of Total			at Assumed Annual Rates of
			Options Granted	Exercise		Stock Price Appreciation for
	Options Granted		to Employees in	Price	Expiration	Option Term(1)
Name	(No. of Shares)		Fiscal Year	($/Sh)	Date	5%	10%
Rajesh Shrotriya	500,000	(2)	35.3%	$6.66	01/03/2015	$2,094,219	$5,307,162

Luigi Lenaz	100,000	(2)	7.1%	$6.66	01/03/2015	418,844	1,061,432
	100,000	(3)	7.1%	$4.26	12/06/2015	267,909	678,934

Shyam Kumaria	50,000	(2)	3.5%	$6.66	01/03/2015	209,422	530,716
	40,000	(3)	2.8%	$4.26	12/06/2015	107,164	271,574

(1)	The assumed 5% and 10% annual rates of stock price appreciation are for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and the Company’s financial performance. No assurance can be given that such rates will be achieved. Unless the market price of the Common Stock appreciates over the Option term, no value will be realized from the Option grants made to the Named Executive Officers.

(2)	These options vest in equal increments of 25% annually from the date of grant and have a ten-year term.

(3)	These options vest in equal increments of 25% annually from January 1, 2006 and have a ten-year term.
Option Exercises and Values for Fiscal 2005
     The following table sets forth information concerning our Common Stock option exercises during 2005 and year-end values as of December 31, 2005, for the Named Executive Officers.

	No. of		Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired on	Value	Options at Year End		at Year End(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Rajesh Shrotriya	0	$0	967,600	604,000	$964,303	$0
Luigi Lenaz	0	0	359,150	225,000	494,704	0
Shyam Kumaria	0	0	92,500	122,500	0	0

(1)	Based upon the closing sale price of our Common Stock on December 30, 2005, as reported by the NASDAQ National Market, of $4.23 per common share.

     Cash Compensation. Each non-employee director receives an annual retainer of $20,000, $2,000 for each in-person Board of Directors meeting attended, $1,000 for each additional in-person Board of Director Meetings held on the day following an in-person Board Meeting and $1,000 for each telephonic Board of Director’s meeting attended. In addition, the lead director receives an annual retainer of $1, the amount the lead director requested.
     The Chairperson of our Audit Committee receives $3,000 for each committee meeting attended (whether in-person or telephonically) while the other committee members of the Audit Committee receive $1,000 for each committee meeting attended. The Chairperson of our Compensation Committee receives $1,000 for each committee meeting attended (whether in-person or telephonically) while the other committee members of the Compensation Committee receive $500 for each committee meeting attended. Each non-employee director serving as a member of our Placement Committee receives $250 per committee meeting (whether in-person or telephonically) or action by Unanimous Written Consent. Each non-employee director serving a member of our Product Acquisition Committee receives $2,000 per full day committee meeting and $1,000 per half day committee meeting. Our directors are also reimbursed for certain expenses incurred in connection with attendance at Board meetings. Directors who are also employees of the Company receive no compensation for service as directors.
     Stock Grants. On December 6, 2005, we granted to each non-employee director 5,000 restricted shares of our Common Stock. These shares vest in installments of 25% annually beginning January 1, 2006.
     Stock Options. On January 3, 2005, we granted to each non-employee director an option to purchase up to 20,000 shares of our Common Stock at $6.66 per share. These options vest in installments of 25% annually as of the date of grant and have maximum ten-year terms. On March 14, 2005, we granted each of Dr. and Mr. Kessler, directors at that time who did not stand for re-election to the Board at the annual stockholders meeting on June 10, 2005, an option to purchase up to 10,000 shares of our Common Stock at $6.92 per share, which options vested in their entirety on June 10, 2005; and on April 12, 2005, the Compensation Committee accelerated the vesting of all previously granted options to Dr. and Mr. Kessler that had not yet vested. On September 20, 2005, we granted Mr. Fulmer an option to purchase up to 10,000 shares of our Common Stock at $5.13 per share. This option vests in installments of 25% every three months beginning on the date of grant and has a maximum ten-year term. On December 6, 2005, we granted to each non-employee director an option to purchase up to 15,000 shares of our Common Stock at $4.26 per share. These options vest in installments of 25% annually beginning January 1, 2006 and have maximum ten-year terms. The exercise price of all of the above options was the fair market value based upon the closing sale price of the Company’s Common Stock on the date prior to the grant.
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
     The following table sets forth information regarding the employment agreements for each Named Executive Officer, including each Named Executive Officer’s current base salary and each agreement’s ending date:

Name	Current Base Salary	Ending Date(1)
Rajesh Shrotriya	$500,000	December 31, 2006
Luigi Lenaz	$310,000	July 1, 2007

(1)	The employment agreement automatically renews for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee is comprised of Drs. Krassner, Mehta and Vida. None of the members of the Board’s Compensation Committee is or has been an officer or employee of the Company. None of the Company’s executive officers has served as a director or Compensation Committee member of any other entity, any of whose executive officers served as a director or Compensation Committee member of our board of directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table summarizes all equity compensation plans including those approved by security holders and those not approved by security holders, as of December 31, 2005.

	Number of		Number of Securities
	Securities to		Remaining Available
	be Issued		for Future Issuance
	Upon Exercise	Weighted-average	Under Equity
	of Outstanding	Exercise Price of	Compensation Plans
	Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants or Rights	Warrants and Rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	3,661,682	$6.98	3,251,228
Equity compensation plans not approved by security holders(2)	726,000	$6.45	0
Employee Stock Purchase Plan approved by security holders	N/A	N/A	9,444

Total	4,387,682	$6.90	3,260,672

(1)	Common Stock. We have three stock incentive plans: the 1991 Stock Incentive Plan (1991 Plan), the 1997 Stock Incentive Plan (1997 Plan) and the 2003 Amended and Restated Incentive Award Plan (2003 Plan), (collectively, the Plans). As of December 31, 2005, we are not granting any more options pursuant to the 1991 and 1997 Plans. The 2003 Plan authorizes the grant, in conjunction with all of our other Plans, of incentive awards, including stock options, for the purchase of up to a total of 30% of our issued and outstanding stock at the time of grant. Thus, the authorized and available shares may fluctuate over time.

(2)	The number represents 726,000 shares of Common Stock issuable upon exercise of warrants issued to non-employees of the Company under equity compensation Plans approved by our Board of Directors that we believe are not required to be approved by our stockholders pursuant to the rules of the NASDAQ Stock Market. We issued these warrants in circumstances that enable us to adequately compensate, without the payment in cash, for outside consultant services, primarily placement agents who assist us in raising funds for our operations, in order to conserve our cash for operating activities. The number of securities remaining available for future issuance under these types of equity compensation plans is zero; however, the Board of Directors may approve additional issuance of warrants under circumstances that it decides are appropriate. These warrants are typically exercisable for five years and have equitable anti-dilution rights for stock splits, stock dividends, reclassifications, compulsory share exchanges, distributions of indebtedness, assets, rights, warrants or subscriptions, merger, consolidation, sale of assets, tender offer or other exchanges of the entire class of Common Stock.
The number does not include warrants issued to investors in connection with financing transactions. As of December 31, 2005, there were outstanding investor warrants to purchase up to an aggregate of 9,194,703 shares of our Common Stock, with a weighted average exercise price of $7.26.
Further details regarding warrants issued by the Company are included in footnotes 8 and 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Security Ownership of Certain Beneficial Owners and Management
     Based on information provided to us by the holders, the following table shows the amount of our Preferred Stock and Common Stock beneficially owned on April 27, 2006 (unless otherwise indicated) by holders of more than 5% of the outstanding shares of any class of our voting securities. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting and investment power with respect to securities, unless footnoted to the contrary.

			Common
			Shares and
	Preferred	Percent of	Common	Percent of
	Shares	Preferred	Equivalents	Common
Name and Address	Beneficially	Stock	Beneficially	Shares
of Beneficial Owner	Owned(1)	Outstanding(2)	Owned(3)	Outstanding(3)
David M. Knott(6)(7)	0	0.00%	1,598,300	6.60%
c/o Dorset Management Corporation 485 Underhill Boulevard, Suite 205 Syosset, NY 11791
North Sound Capital LLC(4)(5)(8)(9)(10)(11)	198	47.38%	3,729,347	14.91%
20 Horseneck Lane Greenwich, CT 06830
Omicron Capital, L.P.(5)(9)(10)(12)	150	35.90%	506,314	2.09%
650 Fifth Avenue New York, NY 10019
Samuel D. Isaly(6)(13)	0	0.00%	2,857,143	11.58%
c/o OrbiMed Advisors LLC 767 Third Avenue, 30th Floor New York, NY 10017
SDS Capital Group SPC, Ltd.(4)(6)(8)(10)(14)	49	11.70%	1,861,146	7.38%
c/o SDS Management, LLC 53 Forest Avenue, Suite 201 Old Greenwich, CT 06870

(1)	The amount includes the combined number of shares of both our Series D Preferred Stock and our Series E Preferred Stock owned by the entity as of April 27, 2006. There are no outstanding shares of any other series of our Preferred Stock.

(2)	Represents the percentage of the combined number of outstanding shares of both our Series D and Series E Preferred Stock.

(3)	Shares of Common Stock owned as of April 27, 2006 and shares of Common Stock subject to Preferred Stock, call options and warrants currently convertible or exercisable, or convertible or exercisable within 60 days of April 27, 2006, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Share numbers and percentages for each stockholder include all such shares of common stock that may be acquired through the conversion or exercise of convertible preferred stock, warrants or options held by such stockholder without regard to the limitations described in footnotes (4), (5), (6), (8), (9) and (10) below, and therefore may not represent the number of shares or percentage of shares the stockholder is deemed to beneficially owned under applicable securities laws. On April 27, 2006, each share of Series D Preferred Stock was convertible into approximately 4,255 shares of our Common Stock and each share of Series E Preferred Stock was convertible into approximately 2,000 shares of our Common Stock.

(4)	This entity owns shares of our Series D Preferred Stock. Pursuant to the terms of the Certificate of Designation for the Series D Preferred Stock, the number of shares of our common stock that may be acquired by any holder of Series D Preferred Stock upon any conversion of the preferred stock or that shall be entitled to voting rights is limited to the extent necessary to ensure that, following such conversion, the number of shares of our common stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of the Securities and Exchange Act of 1934, as amended, does not exceed 4.95% of the total number of shares of our common stock then outstanding.

(5)	This entity owns shares of our Series E Preferred Stock. Pursuant to the terms of the Certificate of Designation of the Series E Preferred Stock, the number of shares of our common stock that may be acquired by any holder of our Series E Preferred Stock upon any conversion of the Series E Preferred Stock or that shall be entitled to voting rights is limited to the extent necessary to ensure that, following such conversion, the number of shares of our common stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 4.95% of the total number of shares of our common stock then outstanding.

(6)	This entity owns warrants which provide that the number of shares of our Common Stock that may be acquired by any holder of the warrants upon exercise of the warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our Common Stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 9.99% of the total number of shares of our Common Stock then outstanding.

(7)	Based on information provided to us by the holder, Dorset Management Corporation provides investment management services to certain entities that own shares of common stock and warrants totaling 1,098,300 shares of common stock and 500,000 warrants. David M. Knott is the natural person who exercises voting and investment control over the securities beneficially owned by Dorset Management Corporation. Knott Partners, LP owns 340,400 shares and 179,500 warrants, Matterhorn Offshore Fund Ltd owns 480,200 shares and 196,700 warrants, CommonFund Hedged Equity Co. owns 41,000 shares and 22,550 warrants, Good Steward Trading Co. owns 12,800 shares and 6,400 warrants, Shoshone Partners, LP owns 210,100 shares and 89,250 warrants, Finderne LLC owns 13,800 shares and 5,600 warrants.

(8)	The entity owns warrants which provide that the number of shares of our Common Stock that may be acquired by any holder of the warrants upon exercise of the warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our Common Stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 4.95% of the total number of shares of our Common Stock then outstanding.

(9)	This entity owns warrants which provide that the number of shares of our Common Stock that may be acquired by any holder of the warrants upon exercise of the warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our Common Stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 9.95% of the total number of shares of our Common Stock then outstanding.

(10)	This entity owns warrants which provide that the number of shares of our Common Stock that may be acquired by any holder of the warrants upon exercise of the warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our Common Stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 4.99% of the total number of shares of our Common Stock then outstanding.

(11)	Based on information provided to us by the holder, North Sound Capital LLC (“North Sound”) may be deemed the beneficial owner of the securities described herein in its capacity as the managing member of North Sound Legacy Institutional Fund LLC and the investment advisor of North Sound Legacy International Ltd. (the “Funds”), who are the holders of such securities. As the managing member or investment advisor, respectively, of the Funds, North Sound has voting and investment control with respect to the securities held by the Funds. The ultimate managing member of North Sound is Thomas McAuley. North Sound’s beneficial ownership as presented above includes 1,991,186 shares of Common Stock issuable upon exercise of warrants; the effect of converting the 78 shares of Series D Preferred Stock into 331,915 shares of Common Stock; and the effect of converting the 120 shares of Series E Preferred Stock into 240,000 shares of Common Stock, although North Sound may not be deemed to beneficially own certain of such securities under applicable securities laws.

(12)	Based on information provided to us by the holder, Omicron Capital, L.P. is a related entity to Omicron Master Trust, and therefore, their holdings have been aggregated for purposes of this table. Omicron’s beneficial ownership includes 206,314 shares of Common Stock issuable upon exercise of warrants and the effect of converting the 150 shares of Series E Preferred Stock into 300,000 shares of Common Stock. Omicron Capital, L.P., a Delaware limited partnership (“Omicron Capital”), serves as investment manager to Omicron Master Trust, a trust formed under the laws of Bermuda (“Omicron”), Omicron Capital, Inc., a Delaware corporation (“OCI”), serves as general partner of Omicron Capital, and Winchester Global Trust Company Limited (“Winchester”) serves as the trustee of Omicron. By reason of such relationships, Omicron Capital and OCI may be deemed to share dispositive power over the shares of our Common Stock owned by Omicron, and Winchester may be deemed to share voting and dispositive power over the shares of our Common Stock owned by Omicron. Omicron Capital, OCI and Winchester disclaim beneficial ownership of such shares of our Common Stock. Omicron Capital has delegated authority from the board of directors of Winchester regarding the portfolio management decisions with respect to the shares of Common Stock owned by Omicron and, as of April 27, 2006, Mr. Olivier H. Morali and Mr. Bruce T. Bernstein, officers of OCI, have delegated authority from the board of directors of OCI regarding the portfolio management decisions of Omicron Capital with respect to the shares of Common Stock owned by Omicron. By reason of such delegated authority, Messrs. Morali and Bernstein may be deemed to share dispositive power over the shares of our Common Stock owned by Omicron. Messrs. Morali and Bernstein disclaim beneficial ownership of such shares of our Common Stock and neither of such persons has any legal right to maintain such delegated authority. No other person has sole or shared voting or dispositive power with respect to the shares of our Common Stock owned by Omicron, as those terms are used for purposes under Regulation 13D-G of the Exchange Act, as amended. Omicron and Winchester are not “affiliates” of one another, as that term is used for purposes of the Securities Exchange Act of 1934, as amended, or of any other person named in this 10-K/A, Amendment No. 1 as a stockholder. No person or “group” (as that term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, or the SEC’s Regulation 13D-G) controls Omicron and Winchester.

(13)	Based on information provided to us by the holder, OrbiMed Advisors LLC and OrbiMed Capital LLC are registered investment advisers under the Investment Advisers Act of 1940, as amended, that act as investment advisers or general partners to certain clients which hold shares of our Common Stock, as more particularly described above. OrbiMed Advisors LLC and OrbiMed Capital LLC are related entities under common ownership and control. Samuel D. Isaly is the managing member of OrbiMed Advisors LLC and OrbiMed Capital LLC and as such maintains voting control of the shares in the Company. OrbiMed Advisors LLC and OrbiMed Capital LLC hold shares on behalf of Caduceus Capital Master Fund Limited (589,062 shares and 294,531 warrants), Caduceus Capital II, L.P. (306,000 shares and 153,000 warrants), UBS Eucalyptus Fund, LLC (500,000 shares and 250,000 warrants), PW Eucalyptus Fund, Ltd. (50,000 shares and 25,000 warrants), HFR SHC Aggressive Trust (117,000 shares and 58,500 warrants), Knightsbridge Post Venture IV L.P. (71,000 shares and 35,500 warrants), Knightsbridge Integrated Holdings, V, LP (79,000 shares and 39,500 warrants), Knightsbridge Netherlands II, LP (20,000 shares and 10,000 warrants), Knightsbridge Integrated Holdings IV Post Venture, LP (30,000 shares and 15,000 warrants), Knightsbridge Post Venture III, LP (19,500 shares and 9,750 warrants), Knightsbridge Netherlands I LP (18,800 shares and 9,400 warrants), Knightsbridge Netherlands III LP (19,300 shares and 9,650 warrants), Knightsbridge Integrated Holdings II Limited (24,500 shares and 12,250 warrants), Knightsbridge Venture Completion 2005 LP (7,500 shares and 3,750 warrants), and Knightsbridge Venture Capital VI LP (20,300 shares and 10,150 warrants), Knightsbridge Venture Capital IV LP (19,200 shares and 9,600 warrants), and Knightsbridge Venture Capital III LP (13,600 shares and 6,800 warrants).

(14)	Based on information provided to us by the holder, SDS Capital Group SPC, Ltd.’s beneficial ownership includes 1,304,256 shares of Common Stock issuable upon exercise of warrants and the effect of converting the 49 shares of Series D Preferred Stock into 207,957 shares of Common Stock. SDS Management, LLC is the Investment Manager of SDS Capital Group SPC, Ltd. Steve Derby is the sole Managing Member of SDS Management, LLC, and is the natural person who exercises voting and investment control over the securities beneficially owned by SDS Capital Group SPC, Ltd.
     The following table sets forth information, about our shares of Common Stock that are or may be beneficially owned on April 27, 2006 (unless otherwise indicated) by (i) each Named Executive Officer (as defined on page 21); (ii) each of our directors and director nominees; and (iii) our directors and executive officers as a group. Unless otherwise noted, each stockholder has sole voting power and sole investment power with respect to the securities shown in the table below.

	Shares	Percent of Shares
Name of Beneficial Owner	Owned(1)	Outstanding
Named Executive Officers
Shrotriya, Rajesh(2)	1,378,562	5.4%
Lenaz, Luigi(3)	509,684	2.1%
Shyam Kumaria(4)	153,486	*

Directors/Director Nominees
Fulmer, Richard (5)	18,750	*
Krassner, Stuart(5)	19,500	*
Maida, Anthony(5)	43,750	*
Mehta, Dilip(5)	50,750	*
Vida, Julius(5)	50,750	*
All Executive Officers and Directors as a group (8 persons)(6)	2,225,232	8.5%

*	less than 1%

(1)	Shares of Common Stock owned as of April 27, 2006 and shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of April 27, 2006, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2)	Includes 1,255,100 shares of our Common Stock subject to stock options held by Dr. Shrotriya, which are currently exercisable or exercisable within 60 days of April 27, 2006. The number does not include 200 shares of our Common Stock beneficially owned by Rick Shrotriya, Dr. Rajesh C. Shrotriya’s adult son, for which Dr. Shrotriya disclaims beneficial ownership.

(3)	Includes 404,150 shares of our Common Stock subject to stock options held by Dr. Luigi Lenaz, and 30,000 shares of our Common Stock subject to a currently exercisable option held by his wife, M. Dianne DeFuria, which are currently exercisable or exercisable within 60 days of April 27, 2006.

(4)	Includes 127,500 shares of our Common Stock subject to stock options held by Mr. Kumaria, which are currently exercisable or exercisable within 60 days of April 27, 2006.

(5)	Represents shares of our Common Stock subject to stock options which are currently exercisable or exercisable within 60 days of April 27, 2006.

(6)	Includes 1,974,500 shares of our Common Stock subject to stock options which are current exercisable or exercisable within 60 days of April 27, 2006.
Item 13. Certain Relationships and Related Transactions
     On September 15, 2005, we completed the sale in a registered transaction to select institutional and other investors of 8,000,000 shares of our Common Stock at a purchase price of $5.25 per share, and six-year warrants, which are immediately exercisable, to purchase up to 4,000,000 shares of our Common Stock at an exercise price of $6.62 per share, for aggregate proceeds of approximately $42 million. Pursuant to the purchase agreements with the investors, we have filed a registration statement covering the Common Stock and the Common Stock issuable upon exercise of the warrants.
     Among the investors in this financing were the following entities that are current beneficial owners of more than 5% of the total number of outstanding shares of our Preferred Stock or Common Stock. Entities related to OrbiMed Advisors, LLC acquired 1,904,762 shares of our Common Stock and warrants to purchase up to 952,381 shares of our Common Stock for an aggregate purchase price of $10,000,000. Entities related to David M. Knott acquired 1,000,000 shares of our Common Stock and warrants to purchase up to 500,000 shares of our Common Stock for an aggregate purchase price of $5,250,000. SDS Capital Group, SPC, Ltd. acquired 550,000 shares of our Common Stock and warrants to purchase up to 275,000 shares of our Common Stock for an aggregate purchase price of $2,887,500.
     Please see the table above under the Section titled “Stock Ownership” for more information on the above entities and their current holdings.
     In 2001, prior to his election to the Board of Directors in April 2003, Dr. Vida had participated as a consultant in the in-licensing of satraplatin from Johnson Matthey. Pursuant to his Consulting Agreement, which terminated in September 2001, Dr. Vida was paid an aggregate of $7,500 in success fees. He may become eligible for additional success fees equal to 3% of amounts paid by us under the license agreement, other than royalties, in the event the contingent milestone obligations to Johnson Matthey become payable. Such fees are unrelated to his services as a director.
Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
     The following summarizes audit and non-audit fees for the years ended December 31, 2005 and 2004.

	2005	2004
Audit Fees	$222,366	$239,533
Audit Related Fees	28,309	28,955
Tax Fees	8,015	6,400
All Other Fees	0	0

Total	$258,690	$274,888

     Kelly & Company. The fees billed (including estimations for services rendered but not yet billed) by Kelly & Company, our current independent public accountant, during or related to 2005 and 2004 were as follows:
•	Audit Fees. The aggregate fees billed for professional services rendered by Kelly & Company for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the year ended December 31, 2005 were $222,366, and for the year ended December 31, 2004 were $239,533.

•	Audit Related Fees. The aggregate fees billed for professional services rendered by Kelly & Company for assurance and related services that are reasonably related to the performance of the audit for the 2005 fiscal year were $28,309, and for the 2004 fiscal year were $28,955. Such fees primarily related to reviews of registration statements filed in connection with equity financings secured in 2005 and 2004.

•	Tax Fees. The aggregate fees billed for professional services rendered by Kelly & Company for tax returns and compliance for 2005 was $8,015, and was approximately $6,400 for 2004.

•	All Other Fees. The aggregate fees billed for services rendered by Kelly & Company, other than fees for the services referenced under the foregoing captions for both the 2005 and 2004 fiscal years were $0.
     All audit and permissible non-audit services by our independent accountant were pre-approved by our Audit Committee. Pursuant to its charter, the Audit Committee may establish pre-approval policies and procedures, subject to SEC and NASDAQ rules and regulations, to approve audit and permissible non-audit services, however, it has not yet done so.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a)(3) Exhibits.

Exhibit
No.	Description
2.1 +#	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006.

10.1 +#	Development and Marketing Agreement between the Registrant and Par Pharmaceutical, Inc. dated February 22, 2006.

10.2 +	Voting Agreement by and Among the Registrant and Certain Stockholders of Targent, Inc. dated March 17, 2006.

10.3 +*	Summary of Director Compensation.

31.1 +	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

By:	/s/ RAJESH C. SHROTRIYA, M.D.
Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President
Date: May 1, 2006

EXHIBIT INDEX

Exhibit
No.	Description
2.1 +#	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006.

10.1 +#	Development and Marketing Agreement between the Registrant and Par Pharmaceutical, Inc. dated February 22, 2006.

10.2 +	Voting Agreement by and Among the Registrant and Certain Stockholders of Targent, Inc. dated March 17, 2006.

10.3 +*	Summary of Director Compensation.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.