Form 10-Q
period 2006-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2006-05-08
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at May 1, 2006
Common Stock, $.001 par value	24,320,802

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month period ended March 31, 2006
PART I — FINANCIAL INFORMATION
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
     We recommend that you read the condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In Thousands, Except Share and Per Share Data)
Assets
Current Assets:
Cash and cash equivalents	$5,080	$28,750
Marketable securities	54,839	34,917
Accounts receivable	237	287
Inventory — raw materials	58	58
Prepaid expenses and other current assets	346	373

Total current assets	60,560	64,385
Property and equipment, net	616	562
Other Assets	187	128

Total assets	$61,363	$65,075

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,196	$1,220
Accrued compensation	397	683
Accrued clinical study costs	1,929	1,925

Total current liabilities	4,522	3,828
Deferred rent and deposit	220	241

Total liabilities	4,742	4,069

Commitments and Contingencies (Note 4)
Minority Interest	21	23

Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding

Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, aggregate liquidation value $1.524 million, issued and outstanding, 127 shares and 157 shares at March 31, 2006 and December 31, 2005, respectively	604	747

Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, aggregate liquidation value $3.492 million, issued and outstanding, 291 shares at March 31, 2006 and December 31, 2005	1,795	1,795

Common stock, par value $0.001 per share, 50,000,000 shares authorized:

Issued and outstanding, 23,715,052 and 23,503,157 shares at March 31, 2006 and December 31, 2005, respectively	24	24
Additional paid-in capital	244,400	243,656
Deferred stock-based compensation	–	(783)
Accumulated other comprehensive income	80	(26)
Accumulated deficit	(190,303)	(184,430)

Total stockholders’ equity	56,600	60,983

Total liabilities and stockholders’ equity	$61,363	$65,075

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(In Thousands, Except Share and Per Share Data)
Revenues	$–	$–

Operating expenses:
Research and development	3,723	3,694
General and administrative	1,395	1,132
Stock-based charges	1,388	658

Total operating expenses	6,506	5,484

Loss from operations	(6,506)	(5,484)

Other income, net	631	214

Net loss before minority interest in consolidated subsidiary	(5,875)	(5,270)
Minority interest in net loss of consolidated subsidiary	2	2

Net loss	$(5,873)	$(5,268)

Basic and diluted net loss per share	$(0.25)	$(0.35)

Basic and diluted weighted average common shares outstanding	23,626,960	15,132,771

Supplemental Information
Stock-based charges — Components:
Research and development	$902	$638
General and administrative	486	20

Total stock based charges	$1,388	$658

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net loss	$(5,873)	$(5,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	66
Amortization of deferred stock-based compensation	1,388	64
Fair value of common stock issued in connection with drug license	–	594
Minority interest in subsidiary	(2)	(2)
Changes in operating assets and liabilities:
Decrease in Accounts Receivable	50	199
Increase in Inventory	–	(108)
Decrease in other assets	70	75
Increase in accounts payable and accrued expenses	980	1,608
Decrease in accrued compensation and related taxes	(286)	(446)
(Decrease) increase in other non-current liabilities	(21)	51

Net cash used in operating activities	(3,646)	(3,167)

Cash Flows From Investing Activities:
Sales of marketable securities	–	1,750
Purchases of marketable securities	(19,922)	(99)
Purchases of property and equipment	(102)	(20)

Net cash provided by (used in) investing activities	(20,024)	1,631

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses paid during the period	–	750
Proceeds from exercise of warrants	–	1,052
Proceeds from exercise of stock options	–	2

Net cash provided by financing activities	–	1,804

Net (increase) decrease in cash and cash equivalents	(23,670)	268
Cash and cash equivalents, beginning of period	28,750	3,241

Cash and cash equivalents, end of period	$5,080	$3,509

Supplemental Cash Flow Information:
Interest paid	$3	$–

Income taxes paid	$1	$1

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$–	$594

Preferred stock dividends paid with common stock	$29	$31

Fair value of warrants issued to consultants for services	$229	$44

Fair value of restricted stock granted employees and directors	$338	$–

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
March 31, 2006
(Unaudited)
1. Business and Basis of Presentation
Business
     Spectrum Pharmaceuticals, Inc. (the “Company”) is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drug products for various indications. While we own patent rights to certain product candidates, the drug products we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired exclusive rights to develop and commercialize those compounds in territories specified in the respective agreements. We are also actively seeking Food and Drug Administration, or FDA, approval for marketing generic versions of branded drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain quarterly amounts have been reclassified to conform to the current period presentation.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of March 31, 2006, we had three subsidiaries: NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002; Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; and NeoGene Technologies, Inc. (NeoGene), an inactive subsidiary, 88.4% owned, incorporated in California in October 1999. We have eliminated all significant intercompany accounts and transactions.
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
Cash, Cash Equivalents and Marketable Securities
     Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, and institutional money market funds, corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that we intend to hold for more than one year are classified as long-term investments.
Concentrations of Credit Risk, Supplier and Customer
     All of our cash, cash equivalents and marketable securities are invested at three major financial institutions. To a limited degree these investments are insured by the Federal Deposit Insurance Corporation (FDIC) and by third party insurance. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the credit worthiness of the underlying issuer. We believe that such risks are mitigated because we invest only in investment grade securities. We have not incurred any significant credit risk losses related to such investments.
     As of March 31, 2006, we had a bank account with a balance that exceeded the amount insured by the Federal Deposit Insurance Corporation by $661,000. We believe this concentration risk is mitigated by the financial strength of the bank at which we maintain the account.
Inventory
     Inventory is stated at the lower of cost (first-in, first-out method) or market. As of March 31, 2006, inventory consisted of raw materials acquired for the purpose of manufacturing finished drug product for our drug product carboplatin injection. The lower of cost or market is determined based on net realizable value after appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.

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
Research and Development
     Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, licensing fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. We expense all research and development activity costs in the period incurred.
Basic and Diluted Net Loss Per Share
     In accordance with FASB Statement No. 128, Earnings Per Share, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.
     We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of March 31, 2006 and 2005, all potentially dilutive common stock equivalents amounted to approximately 15 million and 11 million shares, respectively.
     The following data show the amounts used in computing basic loss per share for the three-month periods ended March 31, 2006 and 2005.

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(In Thousands, Except Share and Per Share Data)
Net loss	$(5,873)	$(5,268)
Less:
Preferred dividends paid in cash or stock	(29)	(31)

Income available to common stockholders used in computing basic earnings per share	$(5,902)	$(5,299)

Weighted average shares outstanding	23,626,960	15,132,771

Basic and diluted net loss per share	$(0.25)	$(0.35)

SPECTRUM PHARMACEUTICALS, INC.
Accounting for Stock-Based Employee Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, have not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.
     Prior to January 1, 2006, we accounted for stock-based compensation, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognized stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices were below the market price of the underlying stock at the measurement date of the grant.
     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, using the straight-line method, for periods prior to January 1, 2006.

Three-Months
Ended
March 31, 2005
(In Thousands, Except Share and
Per Share Data)
Net loss, as reported	$(5,268)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,982)

Pro forma net loss	$(7,250)

Loss per share:
Basic and diluted — as reported	$(0.35)

Basic and diluted — pro forma	$(0.48)

Comprehensive Loss
     The net loss reflected on our Consolidated Statements of Operations substantially represents the total comprehensive loss for the periods presented.

SPECTRUM PHARMACEUTICALS, INC.
3. Products and Strategic Alliances
     As of March 31, 2006, we had eight proprietary drug product candidates under development: satraplatin, EOquin™, elsamitrucin, ozarelix (formerly SPI-153), lucanthone, RenaZorb™, SPI-1620 and SPI-205 and through the date of this report we have filed thirteen Abbreviated New Drug Applications, or ANDAs, with the FDA, including those for ciprofloxacin and fluconazole tablets, and carboplatin injection, which have been approved by the FDA. We are developing our proprietary drug product candidates for the treatment of a variety of cancers and other unmet medical needs. We are also active in filing ANDAs with the FDA seeking approval for marketing generic versions of branded prescription drugs whose patent protection has either already expired or is scheduled to expire in the foreseeable future. In addition, we have a few neurology compounds that we may out-license to third parties for further development.
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
Business Alliances
     Our business alliances are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2005. The following represents an update for current developments during the quarter.
     Par Pharmaceutical Companies Inc.: In February 2006, we entered into a strategic alliance with Par Pharmaceutical Companies, Inc. (Par), one of the largest generics companies in the United States, to distribute generic drugs for which we have filed ANDAs, including sumatriptan succinate injection. We expect that we will receive FDA approval for several ANDAs during 2006, in addition to the three previously approved generic drugs, ciprofloxacin tablets, fluconazole tablets and carboplatin injection. The agreement also covers additional ANDAs currently being developed by us. Pursuant to the terms of the agreement, we are responsible for the development of, and regulatory filings for, the generic drugs and we will receive payments upon regulatory approval of each ANDA. The agreement also provides for a share of the profits from the sale by Par of our generic products. In addition, Par agreed to provide financial and legal support, including the payment of all legal expenses going forward, for the ongoing patent challenge for sumatriptan succinate injection. Within twenty-four months of the effective date of the agreement, we have the right to request Par to make an equity investment in the Company, which is subject to due diligence and the negotiation of definitive documents at that time. Not counting our share of the profits from sales of the generic drugs, we could receive an aggregate of over $10 million under the agreement if the equity investment is made and all the regulatory approvals are obtained. We believe that this alliance completes our generic commercialization strategy, provides an excellent marketing partner for our generic products and puts us in the best position to maximize the revenue potential from our generic drug portfolio.
Products under development
     The following is a brief update of the most advanced products under development as of March 31, 2006:
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
     EOquin™: EOquin™, a synthetic drug which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for its initial indication, superficial bladder cancer. A phase 2 clinical trial has been completed and the study report is being finalized. In addition, we initiated a new phase 2 study of EOquin™ intravesical instillation in patients with high-risk superficial bladder cancer and it is proceeding in accordance with plans. Also, apaziquone, the drug substance in EOquin™, is being evaluated as a radiation sensitizer. In early 2006, we held a pre-IND and end of phase 2 meeting with the FDA and recently filed an IND with the FDA, with the view to initiating phase 3 trials in the United States in the 2nd half of 2006 to evaluate EOquin™ in superficial bladder cancer.

SPECTRUM PHARMACEUTICALS, INC.
     Ozarelix: Ozarelix, a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist is under evaluation for its intended initial indications, hormone-dependent prostate cancer and benign prostatic hypertrophy. Phase 2 clinical trials in each of those indications were proceeding in Europe in accordance with plans.
     Elsamitrucin: Elsamitrucin, an anti-tumor antibiotic that acts as a dual inhibitor of two key enzymes involved in DNA replication, topoisomerase I and II, is currently being developed for its intended initial indication, refractory non-Hodgkin’s lymphoma. A phase 2 clinical trial is on-going.
4. Commitments and Contingencies
Facility and Equipment Leases
     As of March 31, 2006, we were obligated under a facility lease and several operating equipment leases. We have sub-leased a portion of our facility through September 2007, with a renewal option through the remaining term of our underlying lease.
     Minimum lease commitments, and minimum contractual sublease income for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

		Sub-Lease
Year ending December 31:	Lease Commitments	Commitments
	(Amounts In Thousands)
2006	$341	$171
2007	$472	$171
2008	$492	$–
2009	$251	$–
Thereafter	$3	$–

	$1,559	$342

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
     The potential contingent development and regulatory milestone obligations under all our licensing agreements, are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.
     Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next eighteen months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 325,000 restricted shares of our

SPECTRUM PHARMACEUTICALS, INC.
common stock and pay up to approximately $3 million in cash during the eighteen-month period. If all of our contingent milestones were achieved, our potential contingent development and regulatory milestone obligations, aggregating approximately $49 million as of March 31, 2006, would be due approximately as follows: $1.8 million in less than 1 year; $6 million between 1 and 3 years; $4.3 million between 3 and 5 years; and $36.7 million after 5 years.
     If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.
Service Agreements
     In connection with the research and development of our drug products, we have entered into contracts with numerous third party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these agreements vary and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients. As of each period end, we accrue for all non-cancelable installment amounts that we are likely to become obligated to pay.
Employment Agreements
     We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya, Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2006 and July 1, 2007, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.
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
     At March 31, 2006, we were in litigation with GlaxoSmithKline as a result of filing an ANDA for sumatriptan succinate injection, which is marketed by GlaxoSmithKline under the brand name Imitrex®. Pursuant to our February 2006 agreement with Par Pharmaceutical Companies Inc. (Par), Par shall provide financial and legal support, including the payment of all legal expenses going forward, for this patent challenge.

SPECTRUM PHARMACEUTICALS, INC.
5. Stockholders’ Equity
Common Stock Reserved for Future Issuance
     As of March 31, 2006, approximately 15 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series D preferred shares	537,479
Conversion of Series E preferred shares	582,000
Exercise of stock options	3,939,182
Exercise of warrants	9,913,703

Total shares of common stock reserved for future issuances	14,972,364

Stock-Based Compensation
     At March 31, 2006, we had three stock incentive plans: the 1991 Stock Incentive Plan (1991 Plan), the 1997 Stock Incentive Plan (1997 Plan) and the 2003 Amended and Restated Incentive Award Plan (2003 Plan), (collectively, the Plans). We are not granting any more options pursuant the 1991 and 1997 Plans. The 2003 Plan authorizes the grant, in conjunction with all of our other plans, of various forms of stock-based awards including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards, for the purchase of up to a total of 30% of our issued and outstanding stock at the time of grant. As of March 31, 2006, approximately 2.9 million incentive awards were available for grant under the 2003 Plan. Stock-based awards generally vest over periods up to four years and have a ten-year life.
     Below is a summary of activity, for all of our stock incentive plans, during the three-month period ended March 31, 2006:
     Stock Options:
     During the three-month period ended March 31, 2006, the Compensation committee granted stock options at exercise prices equal to or greater than the quoted price of our common stock on the grant dates. The weighted average grant date fair value of stock options granted during the quarter ended March 31, 2006, was estimated at approximately $3.06, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 84.75%; risk free interest rate of 4.4%; and an expected life of five years.

		Weighted	Weighted	Aggregate
	Common	Average	Average	Intrinsic
	Stock	Exercise	Remaining Term	Value
	Options	Price	(In Years)	(In Thousands)
Outstanding at beginning of period	3,661,682	$6.98
Granted	277,500	$4.42
Exercised	–	$–
Forfeited	–	$–
Expired	–	$–

Outstanding, at the end of period	3,939,182	$6.80	7.39	$2,192

Vested and expected to vest, at end of period	3,874,136	$6.82	7.37	$2,182

Exercisable, at the end of period	2,638,270	$7.19	6.89	$1,999

SPECTRUM PHARMACEUTICALS, INC.
     The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price on March 31, 2006 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s common stock.
     During the three-month period ended March 31, 2006, the stock-based charge in connection with the expensing of stock options was $1.2 million. As of March 31, 2006, there was $5.2 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.44 years.
     Restricted Stock:

		Weighted
	Restricted	Average
	Stock	Grant date
	Awards	Fair Value

Nonvested at beginning of period	115,000	$4.26
Granted	80,000	$4.23
Vested	(48,750)	$4.25
Forfeited	–	$–

Nonvested, at the end of period	146,250	$4.25

     The fair value of restricted stock awards is the grant date quoted market price of our stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
     During the three-month period ended March 31, 2006, the stock-based charge in connection with the expensing of restricted stock awards was $143,000. As of March 31, 2006, there was $562,000 of unrecognized stock-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.76 years.
Warrants Activity
     We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction, or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the three-month period ended March 31, 2006:

	Common Stock	Weighted Average
	Warrants	Exercise Price

Outstanding at beginning of period	9,920,703	$7.20
Granted	–	$–
Repurchased	–	$–
Exercised	–	$–
Forfeited	–	$–
Expired	(7,000)	$(114.29)

Outstanding, at the end of period	9,913,703	$7.13

Exercisable, at the end of period	9,793,703	$7.21

SPECTRUM PHARMACEUTICALS, INC.
6. Subsequent Events
     In April 2006, we completed the acquisition of all of the oncology drug product assets of Targent Inc. The principal asset in the transaction was a license agreement between Targent and Merck Eprova AG, a Swiss corporation, whereby we acquired the exclusive license to certain patents and know-how to make, have made, use and sell levofolinic acid (“LFA”) in the field of oncology in North America. LFA is the pure active isomer of calcium leucovorin, a component of “standard of care” 5-fluorouracil (5-FU) containing regimens for the treatment of colorectal cancer and other malignancies, for which a new drug application is on file with the FDA. We also received the right to sublicense the license received in order to co-promote and sell LFA and we received a license to a trademark to use in connection with the promotion and sale of LFA. In addition, we have the right of first opportunity to negotiate an exclusive license to manufacture, have manufactured, use and sell LFA products outside the field of oncology in North America. Eprova, under the terms of the license agreement, is eligible to receive payments upon achievement of certain regulatory milestones, in addition to royalties on potential net sales, if any, including minimum royalties after the commercial launch. In connection with the acquisition, we paid Targent and its stockholders an aggregate amount of 600,000 shares of Spectrum common stock, with a fair value of $2.7 million as of the transaction closing date, all of which amount representing purchased research and development, has been charged to expense at the closing of the transaction. Targent is eligible to receive additional payments of shares of Spectrum common stock and/or cash upon achievement of certain regulatory and sales milestones, if any. At our option, cash payments specified in the agreement may be paid in shares of Spectrum common stock having a value determined as provided in the asset purchase agreement, equal to the cash payment amount.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the timing and likelihood of achieving development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including under “Risk Factors”. These factors include, but are not limited to:
•	our ability to successfully develop, obtain regulatory approvals for and market our products;

•	our ability to generate and maintain sufficient cash resources to fund in our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	our ability to identify new product candidates;

•	the timing or results of pending or future clinical trials;

•	competition in the marketplace for our generic drugs;

•	actions by the FDA and other regulatory agencies;

•	demand and market acceptance for our approved products; and

•	the effect of changing economic conditions.
     We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this press release except as required by law.
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

SPECTRUM PHARMACEUTICALS, INC.
     New drug development is an inherently uncertain, lengthy and expensive process. We focus our research and development efforts principally on clinical stage drug candidates, for which the primary expenses relate to the conduct of clinical trials necessary to demonstrate to the satisfaction of the FDA, and other regulatory authorities in the United States and other countries, that the products are both safe and effective in their respective indications and that they can be produced by a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development completion and commercialization cannot readily be determined at an early stage, nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. While generic drug development is also subject to approval by regulatory authorities, the costs and timelines of development completion and commercialization can be significantly shorter, and compared to new drug development, relatively less uncertain and less expensive.
Business Outlook
     Our primary business focus for 2006, and beyond, will be to continue to acquire, develop and commercialize a portfolio of marketable prescription drug products with a mix of near-term and long-term revenue potential. As of the date of filing this report, we had nine proprietary drug product candidates under development: satraplatin, levofolinic acid (LFA), EOquin™, elsamitrucin, ozarelix, lucanthone, RenaZorb™, SPI-1620 and SPI-205. Key developments anticipated in 2006 are:
•	Satraplatin: Funding for worldwide satraplatin clinical trials is being borne entirely by our co-development partner GPC Biotech and its new sublicensee, Pharmion Corporation. Patient accrual in a phase 3 clinical trial was completed in December 2005. The independent Data Monitoring Board (DMB) released interim analysis of the phase 3 data in April 2006. As anticipated, the DMB recommended that the trial should continue as planned. The DMB analyzed the efficacy data as assessed by the blinded, independent end point review panel on the first 354 progression-free survival events and also reviewed the safety data from the first 593 patients who have been randomized in the trial and have completed at least one cycle of treatment. After reviewing the data, the DMB reported that the design and conduct of the trial remain sound. In addition, the DMB determined that the SPARC (Satraplatin and Prednisone Against Refractory Cancer) trial had also passed the pre-defined futility analysis. The SPARC trial, therefore, continues as planned. GPC Biotech and Spectrum Pharmaceuticals remain blinded to the study data. Final study results are expected in the Fall. Also in December 2005, GPC Biotech commenced a rolling NDA filing with the FDA. Completion of a full NDA filing is expected by the end of 2006.

•	Levofolinic acid (LFA): In April 2006, we completed the acquisition of all of the oncology product assets of Targent, Inc. The key product acquired is levofolinic acid (LFA), the pure active isomer of calcium leucovorin, a component of “standard of care” 5-fluorouracil (5-FU) containing regimens for the treatment of colorectal cancer and other malignancies, for which a new drug application is on file with the FDA.

•	EOquin™: In early 2006, we held a pre-IND and end of phase 2 meeting with the FDA and recently filed an IND with the FDA, with the view to initiating phase 3 trials in the United States in the 2nd half of 2006 to evaluate EOquin™ in superficial bladder cancer.

•	Ozarelix: We expect results from the HDPC and BPH phase 2 trials that completed accrual in late 2005, in the second half of 2006. Based on those results we will determine the next regulatory and clinical steps. Also, we plan to initiate a study in healthy female volunteers for endometriosis in Europe in the second half of 2006.

•	Elsamitrucin: The multicenter, phase 2 clinical trial in refractory non-Hodgkin’s lymphoma and chronic lymphatic leukemia is on-going. Based on the results of that trial we will determine the next regulatory and clinical steps. Also, during 2006, we expect to initiate a phase 2 study of elsamitrucin in head and neck cancer, and pilot combination studies.

•	We plan to continue to fund the development, including clinical trials, of lucanthone in a phase 2 clinical trial, and three preclinical drug candidates: RenaZorb™, SPI-1620 and SPI-205.

•	We expect to continue to evaluate additional promising drug product candidates for acquisition or license.

SPECTRUM PHARMACEUTICALS, INC.
     We have recorded only modest revenues to date from generic product sales, due primarily to our late entry into the market for each of our approved generic drugs. We are unable at this time to reliably estimate recurring revenues or profits from these generic products in the foreseeable future. We have observed significant price declines in the marketplace for each of our marketed products, due to the FDA’s approval of several competing ANDAs, and the resultant glut of product introduced on and after the generic product launch dates. We continue to explore sales opportunities for our products. If we are successful in our patent challenge for sumatriptan succinate injection, and obtain 180-day marketing exclusivity as the only generic version of this product, the resulting revenues could be significant. We recently entered into a strategic alliance with Par Pharmaceutical Companies, Inc. (Par) for the marketing of our current as well as certain future generic drugs. In addition, Par shall provide financial and legal support, including payment of legal expenses going forward, for the litigation regarding sumatriptan succinate injection. With three generic drugs already approved and additional approvals expected this year, we hope to see success from the sale of these drugs in 2006.
Financial Condition
Liquidity and Capital Resources
     Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987, through March 31, 2006, have exceeded $190 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech or from the out-license of any of our other proprietary products and any profits from the sale of generic products.
     We believe that the approximately $60 million in cash, cash equivalents and marketable securities that we had on hand as of March 31, 2006, will allow us to fund our current planned operations for at least the next twelve months. Our long-term strategy is to generate profits from the sale and licensing of our propriety drug products. In the next several years, we anticipate supplementing our cash position with licensing and royalties revenues under our out-license agreement with GPC Biotech, licensing revenues from out-licensing our other proprietary products and milestone profits from the sale of our generic products by Par. Under the agreement with Par, not counting our share of the profits from sales of the generic drugs, the Company could receive an aggregate of over $10 million under the agreement if a specified equity investment is made and necessary the regulatory approvals are obtained. If GPC Biotech successfully completes the filing of the NDA in late 2006, as planned, we will realize revenues in 2006 from licensing milestones specified in the agreement.
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
     As described elsewhere in this report, including Item 1A under “Risk Factors”, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing and ultimate aggregate cost of developing each of our drug product candidates, and are similarly unable to reasonably estimate when, if ever, we will realize material net cash inflows from our proprietary drug product candidates. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations may prove too optimistic and our assessment of expenditures may prove inadequate.
     Our expenditures for research and development and general and administrative expenses consist of direct product specific costs and non-product specific, or indirect, costs. We anticipate that over the next twelve months our total costs will average in a range between approximately $6 and $9 million per quarter. The following describes

SPECTRUM PHARMACEUTICALS, INC.
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
•	Satraplatin: The costs of conducting clinical trials worldwide are being borne entirely by our co-development partner GPC Biotech and its new sublicensee, Pharmion Corporation. While we have licensed the development of satraplatin to GPC Biotech, we are not obligated to reimburse GPC Biotech for development costs they incur or to refund any license or milestone payments we receive.

•	Levofolinic acid (LFA): In April 2006, we acquired the rights to the NDA filing pending at the FDA. In order to complete the NDA filing to the satisfaction of the FDA, we anticipate that over the next twelve to eighteen months we may incur development costs up to approximately $2 million.

•	EOquin™: During the three-month period ended March 31, 2006, excluding indirect costs described earlier, we spent approximately $0.4 million on the development of EOquin™. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the outcome of continuing discussions with the FDA regarding our planned phase 3 clinical trial. We anticipate that over the next twelve months we could incur development costs up to approximately $6 million.

•	Ozarelix: During the three-month period ended March 31, 2006, excluding indirect costs described earlier, we spent approximately $0.4 million on the development of Ozarelix. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results from the analysis of the phase 2 study data, expected in the 2nd half of 2006, and the initiation of a study in healthy female volunteers for endometriosis in Europe in the second half of this year. We anticipate that over the next twelve months we could incur development costs up to approximately $6 million.

•	Elsamitrucin: During the three-month period ended March 31, 2006, excluding indirect costs described earlier, we incurred less than $250,000 on the development of Elsamitrucin. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the completion of enrollment in the phase 2 clinical trial and positive results from the analysis of the phase 2 study data,as well as the initiation of a phase 2 study of elsamitrucin in head and neck cancer, and other pilot combination studies.

•	Lucanthone: During the three-month period ended March 31, 2006, excluding indirect costs described earlier, we incurred less than $250,000 on the development of lucanthone. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the timing of the continuation of the phase 2 clinical trial.

•	RenaZorb™: During the three-month period ended March 31, 2006, excluding indirect costs described earlier, we incurred less than $250,000 on the development of RenaZorb™. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclinical work and the initiation of any clinical trials. In addition, we are currently in a contractual dispute with Altair that is being handled under the dispute resolution process provided for in the license agreement.

•	SPI-1620: During the three-month period ended March 31, 2006, excluding indirect costs described earlier, we incurred less than $250,000 on the development of SPI-1620. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclinical work and the initiation of any clinical trials.

SPECTRUM PHARMACEUTICALS, INC.
•	SPI-205: During the three-month period ended March 31, 2006, excluding indirect costs described earlier, we incurred less than $250,000 on the development of SPI-205. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclinical work and the initiation of any clinical trials.

•	Generic drugs: During the three-month period ended March 31, 2006, excluding indirect costs described earlier, we incurred approximately $300,000 for the advancement of our generic drugs, including costs for products for which we anticipate filing ANDAs in the future. We do not receive any funding from third parties for research and development we conduct for generic products, nor do we pay our generic alliance partners for any research and development they incur in the development of ANDAs for regulatory approval.
     In addition to the foregoing drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and our research and development expenditures would likely increase.
     Under our various existing licensing agreements, we are contingently obligated to make cash milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones over the next eighteen months. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $3 million in cash and issue approximately 200,000 restricted shares of our common stock during the eighteen-month period.
Net Cash used in Operating Activities
     During the three-month period ended March 31, 2006, the net cash used in operations was approximately $3.6 million, net of interest income of approximately $0.6 million.
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
Net Cash provided by and used for Investing Activities
     While cash preservation is our primary investment goal, in order to maximize the interest yield on our investments, we invest our cash in a variety of investments pending its use in our business. During the three-month period ended March 31, 2006, we reinvested our funds with Lehman Brothers acting as primary cash manager. This reinvestment resulted in conversion of approximately $20 million of cash and cash equivalents into marketable securities.
Net Cash provided by and used for Financing Activities
     During the three-month period ended March 31, 2006, there were no financing activities.
Results of Operations
Results of Operations for the three-month period ended March 31, 2006 Compared to the three-month period ended March 31, 2005
     For the three-month period ended March 31, 2006, we incurred a net loss of approximately $5.9 million compared to a net loss of approximately $5.3 million in the three-month period ended March 31, 2005. The increase of $0.6 million in the net loss was primarily due to increases in stock-based charges resulting from the adoption, effective January 1, 2006, of SFAS 123(R), and increased legal expenses, partially offset by an increase in interest income.
     We had no revenues during the three-month periods ended March 31, 2006 and 2005.

SPECTRUM PHARMACEUTICALS, INC.
     Research and development expenses had a minimal increase, and were approximately $3.7 million in each of the three-month periods ended March 31, 2006 and 2005. During calendar 2005, the completion, or near-completion, of enrollment in clinical trials resulted in reduced expenditures for such trials in the three-month period ended March 31, 2006. Such cost savings were offset by increases in payroll and professional fees commensurate with the expanded scope of our research and development activities.
     General and administrative expenses increased by approximately $0.3 million, from approximately $1.1 million in the three-month period ended March 31, 2005 to approximately $1.4 million in the three-month period ended March 31, 2006, primarily due to increased legal expenses.
     Stock-based charges increased by approximately $0.7 million, from $0.7 million in the three-month period ended March 31, 2005 to approximately $1.4 million in the three-month period ended March 31, 2006. $1.2 million of the stock-based charge for the three-month period ended March 31, 2006 was the result of our adoption of SFAS 123(R), effective January 1, 2006. In the three-month period ended March 31, 2005, we recorded a stock-based charge of approximately $0.6 million in connection with the in-licensing of RenaZorb™ from Altair Nanotechnologies, Inc.
     Other income consisted of net interest income of $0.6 million for the three-month period ended March 31, 2006 and $0.2 million for the three-month period ended March 31, 2005. The increase of $0.4 million is attributable to significantly higher average interest rates and balances of investable funds in 2006.
Off-Balance Sheet Arrangements
     None.
Contractual and Commercial Obligations
     The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of March 31, 2006:

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	$–	$–	$–	$–	$–
Operating Lease Obligations (3)	$1,559	$457	$971	$132	$–
Purchase Obligations (4)	$2,146	$1,818	$320	$7	$–
Contingent Milestone Obligations (5)	$48,774	$1,772	$6,027	$4,275	$36,700

Total	$52,479	$4,047	$7,318	$4,414	$36,700

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Employment Agreements”.

(2)	As of March 31, 2006, we had no capital lease obligations.

(3)	The operating lease obligations are primarily the facility lease for our corporate office, which extends through June 2009.

(4)	Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of March 31, 2006.

(5)	Milestone Obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of March 31, 2006, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment

SPECTRUM PHARMACEUTICALS, INC.
milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
Licensing Agreements
     Each of our proprietary drug product candidates is being developed pursuant to license agreements, which provide us with exclusive rights to certain territories to, among other things, develop, sublicense, and sell the drug product candidates. With regard to one of our drug product candidates, satraplatin, we have out licensed our rights to GPC Biotech AG. We are required to use commercially reasonable efforts to develop the drug product candidates, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach the development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.
     The potential contingent development and regulatory milestone obligations, under all our licensing agreements, are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of phase 3 clinical trials, filing of new drug applications in the United States, Europe and Japan, and approvals from those regulatory agencies.
     Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next eighteen months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 325,000 restricted shares of our common stock and pay up to approximately $3 million in cash during the eighteen-month period. If all of our contingent milestones were achieved, our potential contingent development and regulatory milestone obligations, aggregating approximately $49 million as of March 31, 2006, would be due approximately as follows: $1.8 million in less than 1 year; $6 million between 1 and 3 years; $4.3 million between 3 and 5 years; and $36.7 million after 5 years.
     If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater milestone payment obligation of GPC Biotech to us.
Service Agreements
     In connection with the research and development of our drug products, we have entered into contracts with numerous third party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these agreements vary and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients. As of each period end, we accrue for all non-cancelable installment amounts that we are likely to become obligated to pay.
Employment Agreements
     We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya, Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2006 and July 1, 2007, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

SPECTRUM PHARMACEUTICALS, INC.
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
Cash, Cash Equivalents and Marketable Securities
     Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, and institutional money market funds, corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments that we intend to hold for more than one year are classified as long-term investments.

SPECTRUM PHARMACEUTICALS, INC.
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
     Our investments as of March 31, 2006 are primarily in floating rate securities, short-term government securities and money market accounts. Because of our ability to redeem these investments at par with short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2006, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and selecting securities that generally have third party insurance coverage in the event of default by the issuer.
     In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies in Europe, where some of our obligations are incurred in Euros. Although fluctuations in exchange rates have an effect on our payment obligations, such fluctuations have not had a material impact on our financial condition or results of operations as of or for the three-month period ended March 31, 2006. In the past, we have not

SPECTRUM PHARMACEUTICALS, INC.
hedged against this foreign currency risk; however, we expect to do so in the future as a greater portion of our expenditures are expected to be stated in foreign currency.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report (Evaluation Date). Based on the foregoing, our Chief Executive Officer and Vice President Finance concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Sumatriptan succinate injection Paragraph IV Litigation
     In October 2004, we filed with the FDA an ANDA for sumatriptan succinate injection 6mg/0.5mL seeking approval to engage in the commercial manufacture, sale, and use of the sumatriptan succinate injection product in the United States. Sumatriptan succinate injection is marketed by GlaxoSmithKline under the brand name Imitrex® injection and is used for the acute treatment of migraine attacks with or without aura and the acute treatment of cluster headache episodes in adults.
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
     On February 18, 2005, GlaxoSmithKline filed a lawsuit against us in the United States District Court for the District of Delaware, alleging infringement of the patent on Imitrex® injection. Pursuant to the Hatch-Waxman Act, the FDA is stayed from approving our ANDA until the earlier of a final, non-appealed or non-appealable court decision finding the patent invalid, unenforceable or not infringed or the expiration of the 30 month period that began with GlaxoSmithKline’s receipt of our notice of ANDA acceptance. Often more than one company will file an ANDA that includes a Paragraph IV certification. However, the Hatch-Waxman Act provides that such subsequent ANDA applications will not be approved until 180 days after the earlier of (1) the date of the first commercial marketing of the first-filed ANDA applicant’s generic drug or (2) the date of a decision of a court in an action holding the relevant patent invalid, unenforceable, or not infringed. Thus, the Hatch-Waxman Act effectively grants the first-filed ANDA holder 180 days of marketing exclusivity for the generic product. We believe that our

SPECTRUM PHARMACEUTICALS, INC.
ANDA was the first filed ANDA containing a Paragraph IV certification in connection with sumatriptan succinate injection 6mg/0.5mL. If the filing of our ANDA is found to infringe a valid and enforceable patent, GlaxoSmithKline could seek an injunction to block the launch of our generic product until the patent expires.
     While it is not possible to determine with any degree of certainty the ultimate outcome of the foregoing legal proceedings, we believe that we have substantial meritorious basis for our Paragraph IV challenge of GlaxoSmithKline patent for sumatriptan succinate injection 6mg/0.5mL. Fact discovery is complete and expert discovery is scheduled to be completed on May 12, 2006. Trial is set on November 14, 2006. Pursuant to our agreement with Par, Par shall provide financial and legal support, including payment of legal expenses going forward, for the sumatriptan litigation.
Other
     We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. We are not aware of any pending litigation matters that will materially affect our financial statements.
ITEM IA. Risk Factors
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
     Our cumulative losses since our inception in 1987 through March 31, 2006 were in excess of $190 million. We lost approximately $19 million in 2005, $12 million in 2004, and $10 million in 2003, and approximately $6 million in the three-month period ended March 31, 2006. We expect to continue to incur losses in the future, particularly as we continue to invest in the development of our drug product candidates, acquire additional drug candidates and expand the scope of our operations. We have received FDA approval to market three generic drug products, ciprofloxacin tablets, fluconazole tablets and carboplatin injection, in the United States and recorded modest revenue in 2004 and 2005. However, we may never achieve significant revenues from sales of products or become profitable. Even if we eventually generate significant revenues from sales, we will likely continue to incur losses over the next several years.
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

SPECTRUM PHARMACEUTICALS, INC.
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
     Our proprietary drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status
Satraplatin	Hormone Refractory Prostate Cancer Metastatic breast cancer With Taxol® in Non-small Cell Lung Cancer With radiation therapy in Non-small Cell Lung Cancer With Taxotere® in advanced solid tumors	Late phase 3; rolling NDA submission has begun Phase 2 Phase 2 Phase 1/2 Phase 1

Levofolinic acid (LFA),	Osteogenic Sarcoma Colorectal Cancer	NDA on file with FDA; CMC responses pending

EOquin™	Superficial Bladder Cancer	Phase 2 completed; end of phase 2 meeting held with the FDA; IND filed

Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2

Ozarelix (formerly SPI-153)	Hormone Dependent Prostate Cancer Benign Prostatic Hypertrophy	Phase 1/2 Phase 2

Lucanthone	Radiation Sensitizer for Brain Tumors and Brain Metastases	Phase 2

RenaZorb™	Hyperphosphatemia in End-stage Renal Disease	Pre-clinical

SPI-1620	Adjunct to Chemotherapy	Pre-clinical

SPI-205	Chemotherapy Induced Neuropathy	Pre-clinical

SPECTRUM PHARMACEUTICALS, INC.
The development of our drug candidate, satraplatin, depends on the efforts of a third party and, therefore, its eventual success or commercial viability is largely beyond our control.
     In 2002, we entered into a co-development and license agreement with GPC Biotech AG for the worldwide development and commercialization of our lead drug candidate, satraplatin. GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. We do not have control over the drug development process and therefore the success of our lead drug candidate depends upon the efforts of GPC Biotech and its new sublicensee, Pharmion Corporation. GPC Biotech and Pharmion Corporation may not be successful in the clinical development of the drug, the achievement of any additional milestones such as the acceptance of a New Drug Application, or NDA, filing by the FDA, or the eventual commercialization of satraplatin.
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
The eventual FDA approval and subsequent marketing and sale of our drug candidate LFA, may be adversely affected by the marketing and sale efforts of third parties who sell LFA outside North America.
     We have only licensed the rights to develop, market and sell LFA in North America. Other companies, such as Wyeth and Sanofi-Aventis Inc., market and sell LFA in other parts of the world. If, as a result of their actions, negative publicity is associated with LFA, our own efforts to successfully receive FDA approval for, and subsequently, market and sell LFA, may be adversely impacted.
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
     Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, our Chief Scientific Officer. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded the major changes in our business strategy and coordinated our structural reorganization. Dr. Lenaz has been President of our Oncology Division from November 2000 to February 2005 and Chief Scientific Officer since February 2005, and has played a key role in the identification and development of our proprietary drug candidates. The loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2006, with automatic one-year renewals thereafter unless we, or Dr. Shrotriya, give notice of intent not to renew at least 90 days in advance of the renewal date. Dr. Lenaz has an employment agreement with us that will expire on

SPECTRUM PHARMACEUTICALS, INC.
July 1, 2007, with automatic one-year renewals thereafter unless we, or Dr. Lenaz, give notice of intent not to renew at least 90 days in advance of the renewal date.
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
We are dependent on third parties for manufacturing and may be for the marketing of our proposed proprietary products. If we are not able to secure favorable arrangements with such third parties, our business and financial condition could be harmed.
     We will not manufacture any of our proposed proprietary products for commercial sale nor do we have the resources necessary to do so. In addition, we currently do not have the capability to market our drug products ourselves. We intend to contract with larger pharmaceutical companies to manufacture our proposed proprietary products. In connection with our efforts to commercialize our proposed proprietary products, we may seek to secure favorable arrangements with third parties to promote and market our proposed proprietary products. If we are not able to secure favorable commercial terms or arrangements with third parties for marketing and promotion of our proposed proprietary products, we may choose to retain promotional and marketing rights and seek to develop the commercial resources necessary to promote or co-promote or co-market certain or all of our proprietary drug candidates to the appropriate channels of distribution in order to reach the specific medical market that we are targeting. We may not be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure favorable partnering arrangements, or are unable to develop the appropriate resources necessary for the commercialization of our proposed proprietary products, our business and financial condition could be harmed. In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas. Sufficient employees with relevant skills may not be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.
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

SPECTRUM PHARMACEUTICALS, INC.
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

SPECTRUM PHARMACEUTICALS, INC.
development, manufacturing, marketing and sales experience and resources than us. As a result, our competitors may be more successful than us in developing their products, obtaining regulatory approvals and marketing their products to consumers.
     Competition for branded or proprietary drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies. We have nine proprietary drug candidates currently under development. We may not be successful in any or all of these studies; or if successful, and if one or more of our proprietary drug candidates is approved by the FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our drug candidates. Companies that have products on the market or in research and development that target the same indications as our products target include Ardana Bioscience, Astra Zeneca LP, Amgen, Inc., Bayer AG, Bioniche Life Sciences Inc., Eli Lilly and Co., Ferring Pharmaceuticals, NeoRx Corporation, Genentech, Inc., Novartis Pharmaceuticals Corporation, Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Cephalon, Inc., Sanofi- Aventis Inc., Pfizer, Inc., AVI Biopharma, Inc., Chiron Corp., Genta Inc., Genzyme Corporation, Imclone Systems Incorporated, Millennium Pharmaceuticals, MGI Pharma, Inc., SuperGen, Inc., Shire Pharmaceuticals, TAP Pharmaceuticals, Inc., QLT Inc., Threshold Pharmaceuticals, Inc., Roche Pharmaceuticals, Schering-Plough, Johnson & Johnson and others who may be more advanced in development of competing drug candidates or are more established and are currently marketing products for the treatment of various indications that our drug candidates target. Many of our competitors are large and well capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.
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
     In February 2006, we entered into a development and marketing agreement with Par Pharmaceutical Companies, Inc., whereby Par has agreed to market, sell and distribute our current and certain of our future generic products. While we have responsibility for all development activities associated with the generic drugs selected, we have certain input into the overall product selection, API supplier selection, quality and manufacturing, marketing and selling decisions for our generic drugs. Par has the ultimate responsibility for the selling and marketing of the generic drug products and therefore the success of our generic products depends upon the specific selling and marketing efforts undertaken by Par. Par may not be successful in the marketing of any of our generic products, which may adversely affect our ability to commercially exploit our generic drug products.
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

SPECTRUM PHARMACEUTICALS, INC.
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
     Long-term success in the marketing of generic drugs depends in part upon our ability to maintain, expand and enhance our existing relationships and establish new sources of supply for active pharmaceutical ingredients (API) or for the manufacture of our finished dose generic drug products. We do not presently intend to focus our research and development efforts on developing active pharmaceutical ingredients or manufacturing of dosage form for generic drugs. In addition, we currently have no capacity to manufacture APIs or finished dose generic drug products and do not intend to spend our capital resources to develop the capacity to do so. Therefore, we must rely on relationships with API suppliers and other contract manufacturing organizations (CMOs) to supply our active pharmaceutical ingredients and finished dose generic drug products. We may not be successful in maintaining, expanding or enhancing our existing relationships or in securing new relationships with API suppliers or CMOs. If we fail to maintain or expand our existing relationships or secure new relationships, our ability to sustain and expand our generic drug business will be harmed.
Our supply of drug products will be dependent upon the production capabilities of contract manufacturing organizations (CMO’s) and component and packaging supply sources, which may limit our ability to meet demand for our products and ensure regulatory compliance.

SPECTRUM PHARMACEUTICALS, INC.
     We have no internal manufacturing capacity for our drug product candidates, and, therefore, we have entered into agreements with CMOs to supply us with active pharmaceutical ingredients and our finished dose drug products, subject to further agreement on pricing for particular drug products. Consequently, we will be dependent on our CMO partners for our supply of drug products. Some of these manufacturing facilities are located outside the United States. The manufacture of finished drug products, including the acquisition of compounds used in the manufacture of the finished drug product, may require considerable lead times. Further, with regard to our generic drug products, sales of a new generic drug product may be difficult to forecast. We will have little or no control over the production process. Accordingly, while we do not currently anticipate shortages of supply, there could arise circumstances in which market demand for a particular generic product could outstrip the ability of our supply source to timely manufacture and deliver the product, thereby causing us to lose sales.
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

SPECTRUM PHARMACEUTICALS, INC.
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

SPECTRUM PHARMACEUTICALS, INC.
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
     Once we submit a drug candidate for commercial sale approval, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain these approvals, our business and prospects may be significantly damaged. Even if we obtain regulatory approval for our product candidates, we, our partners, our manufacturers, and other contract entities will continue to be subject to extensive requirements by a number of national, foreign, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, effectiveness, labeling, storage, quality control, adverse event reporting, record keeping, approval, advertising and promotion of our future products. Failure to comply with applicable regulatory requirements could, among other things, result in:
•	fines;

•	changes in advertising;

•	revocation or suspension of regulatory approvals of products;

•	product recalls or seizures;

SPECTRUM PHARMACEUTICALS, INC.
•	delays, interruption, or suspension of product distribution, marketing and sale;

•	civil or criminal sanctions; and/or

•	refusals to approve new products.
The discovery of previously unknown problems with drug products approved to go to market may raise costs or prevent us from marketing such product.
     The later discovery of previously unknown problems with our products may result in restrictions of the product, including withdrawal from manufacture. In addition, the FDA may revisit and change its prior determinations with regard to the safety and efficacy of our future products. If the FDA’s position changes, we may be required to change our labeling or to cease manufacture and marketing of the challenged products. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety or effectiveness develop.
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
     In their regulation of advertising, the FDA and the Federal Trade Commission from time to time issue correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices could result in any of the following:
•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements;

•	changes in the methods of marketing and selling products;

•	taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians, rescinding previous advertisements or promotions; and/or

•	disruption in the distribution of products and loss of sales until compliance with the FDA’s position is obtained.
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

SPECTRUM PHARMACEUTICALS, INC.
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
     It is possible that other proposals will be adopted or existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any of our products we are developing. In addition, third party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may not be considered cost effective, or adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments.
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

SPECTRUM PHARMACEUTICALS, INC.
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

SPECTRUM PHARMACEUTICALS, INC.
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
     As of May 1, 2006, there were approximately 24 million shares of our common stock outstanding, and in addition, security holders held restricted stock, options, warrants and preferred stock which, if vested, exercised or converted, would obligate us to issue up to approximately 15 million additional shares of common stock. However, we will receive over $80 million from the issuance of all the shares of common stock upon exercise of all of the option and warrants. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we have filed a shelf registration statement that allows us to sell up to $100 million of our securities in which approximately $32 million remains available for issuance, some or all of which may be shares of our common stock or securities convertible into or exercisable for shares of our common stock, and all of which would be available for resale in the market. If we were to sell the remaining $32 million available under the registration statement as common stock at a price approximately equal to the current market price of our common stock, we would issue approximately 7 million new shares of our common stock. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to the increased number of shares available for sale in the market.
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

SPECTRUM PHARMACEUTICALS, INC.
The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.
     The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2005, the price of our common stock ranged between $3.51 and $7.50, and the daily trading volume was as high as 1,368,400 shares and as low as 16,700 shares. During 2006 through May 1, 2006, the price of our common stock has ranged between $4.14 and $5.69, and the daily trading volume has been as high as 1,343,800 shares and as low as 30,300 shares.
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
     Provisions of our certificate of incorporation, as amended, and bylaws may make it more difficult for someone to acquire control of us or replace our current management. These provisions include:
•	the ability of our board of directors to amend our bylaws without stockholder approval;

•	the inability of stockholders to call special meetings;

•	the ability of members of the board of directors to fill vacancies on the board of directors;

•	the inability of stockholders to act by written consent, unless such consent is unanimous; and

•	the establishment of advance notice requirements for nomination for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
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

SPECTRUM PHARMACEUTICALS, INC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information (not previously reported in a Form 8-K)
     None
ITEM 6. Exhibits

Exhibit No.	Description
2.1 #
Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

4.1	Form of Warrant dated September 15, 2005. (Filed as Exhibit 4.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

4.2 +	Registration Rights Agreement dated as of April 20, 2006, by and among the Registrant and Targent, Inc.

10.1 #
Development and Marketing Agreement between the Registrant and Par Pharmaceutical, Inc. dated February 22, 2006. (Filed as Exhibit 10.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

10.2
Voting Agreement by and Among the Registrant and Certain Stockholders of Targent, Inc. dated March 17, 2006. (Filed as Exhibit 10.2 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

10.3 *	Summary of Director Compensation. (Filed as Exhibit 10.3 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

10.4
Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

10.5
First Amendment to the Distribution and Supply Agreement between Registrant and Cura Pharmaceutical Co., Inc. dated February 28, 2006. (Filed as Exhibit 10.45 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

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

SPECTRUM PHARMACEUTICALS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: May 8, 2006	By:	/s/ Shyam K. Kumaria

Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1 #	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

4.1	Form of Warrant dated September 15, 2005. (Filed as Exhibit 4.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

4.2 +	Registration Rights Agreement dated as of April 20, 2006, by and among the Registrant and Targent, Inc.

10.1 #	Development and Marketing Agreement between the Registrant and Par Pharmaceutical, Inc. dated February 22, 2006. (Filed as Exhibit 10.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

10.2	Voting Agreement by and Among the Registrant and Certain Stockholders of Targent, Inc. dated March 17, 2006. (Filed as Exhibit 10.2 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

10.3 *	Summary of Director Compensation. (Filed as Exhibit 10.3 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

10.4	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

10.5	First Amendment to the Distribution and Supply Agreement between Registrant and Cura Pharmaceutical Co., Inc. dated February 28, 2006. (Filed as Exhibit 10.45 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.