Form 10-Q
period 2006-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2006-08-08
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 4, 2006
Common Stock, $.001 par value	24,485,369

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q

For the three-month and six-month periods ended June 30, 2006

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

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
	(In Thousands, Except Share and Per Share Data)
Assets
Current Assets:
Cash and cash equivalents	$4,226	$28,750
Marketable securities	50,683	34,917
Accounts Receivable	237	287
Inventory	109	58
Prepaid expenses and other current assets	582	373

Total current assets	55,837	64,385
Property and equipment, net	608	562
Other Assets	168	128

Total assets	$56,613	$65,075

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,280	$1,220
Accrued compensation	549	683
Accrued clinical study costs	2,524	1,925

Total current liabilities	4,353	3,828
Deferred rent and deposit	217	241

Total liabilities	4,570	4,069

Commitments and Contingencies (Note 4)
Minority Interest	21	23

Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 200,000 shares authorized, no shares issued and outstanding (Note 6)

Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, liquidation value $1,884, issued and outstanding 127 shares at June 30, 2006 and 157 shares at December 31, 2005	604	747

Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, liquidation value $3,492, issued and outstanding, 291 shares at June 30, 2006 and December 31, 2005	1,795	1,795
Common stock, par value $0.001 per share, 50,000,000 shares authorized (Note 6):
Issued and outstanding, 24,485,370 and 23,503,157 shares at June 30, 2006 and December 31, 2005, respectively	24	24
Additional paid-in capital	248,662	243,656
Deferred stock-based compensation	—	(783)
Accumulated other comprehensive income	258	(26)
Accumulated deficit	(199,321)	(184,430)

Total stockholders’ equity	52,022	60,983

Total liabilities and stockholders’ equity	$56,613	$65,075

The accompanying notes are an integral part of these

condensed consolidated balance sheets.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three-Months Ended June 30, 2006	Three-Months Ended June 30, 2005	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
	(In Thousands, Except Share and Per Share Data)		(In Thousands, Except Share and Per Share Data)
Revenues	$—	$240	$—	$240

Operating expenses:
Cost of product sold	—	221	—	221
Research and development	4,028	3,373	7,751	7,082
General and administrative	1,468	1,437	2,863	2,555
Stock-based charges	4,180	36	5,568	694

Total operating expenses	9,676	5,067	16,182	10,552

Loss from operations	(9,676)	(4,827)	(16,182)	(10,312)

Other income, net	658	275	1,289	489

Net loss before minority interest in consolidated subsidiary	(9,018)	(4,552)	(14,893)	(9,823)
Minority interest in net loss of consolidated subsidiary	—	2	2	4

Net loss	$(9,018)	$(4,550)	$(14,891)	$(9,819)

		—
Basic and diluted net loss per share	$(0.37)	$(0.30)	$(0.62)	$(0.65)

		$—
Basic and diluted weighted average common shares outstanding	24,231,045	15,353,938	23,930,671	15,243,965

Supplemental Information
Stock-based charges - Components:
Research and development	$3,885	$16	$4,786	$654
General and administrative	296	20	782	40

Total stock based charges	$4,181	$36	$5,568	$694

The accompanying notes are an integral part of these

condensed consolidated balance sheets.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net loss	$(14,891)	$(9,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	120
Amortization of deferred stock-based compensation	2,252	100
Fair value of common stock issued in connection with drug license	3,316	594
Minority interest in subsidiary	(2)	(4)
Changes in operating assets and liabilities:
(Increase) decrease in Accounts Receivable	50	(41)
(Increase) decrease in Inventory	(51)	16
(Increase) decrease in other assets	(209)	161
Increase (decrease) in accounts payable and accrued expenses	720	1,839
Increase (decrease) in accrued compensation and related taxes	(134)	(432)
Increase (decrease) in other non-current liabilities	(24)	69

Net cash used in operating activities	(8,877)	(7,397)

Cash Flows From Investing Activities:
Sales of marketable securities		35,965
Purchases of marketable securities	(15,522)	(104)
Purchases of property and equipment	(142)	(50)

Net cash provided by (used in) investing activities	(15,664)	35,811

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants		750
Proceeds from exercise of warrants	17	1,052
Proceeds from exercise of stock options		5

Net cash provided by financing activities	17	1,807

Net increase (decrease) in cash and cash equivalents	(24,524)	30,221
Cash and cash equivalents, beginning of period	28,750	3,241

Cash and cash equivalents, end of period	$4,226	$33,462

Supplemental Cash Flow Information:
Interest paid	$3	$—

Income taxes paid	$1	$1

Schedule of Non-Cash Investing and Financing Activities:
Preferred stock dividends paid with common stock	$55	$63

Fair value of common stock issued in connection with drugs licensed	$3,316	$594

Fair value of options and warrants issued to consultants for services	$407	$110

Fair value of restricted stock granted employees and directors	$338

Fair value of stock issued to match employee 401(k) contributions	$75

The accompanying notes are an integral part of these

condensed consolidated balance sheets.

Notes to Condensed Financial Statements

June 30, 2006

(Unaudited)

1. Business and Basis of Presentation

Business

Spectrum Pharmaceuticals, Inc., or the Company, is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drugs for various indications. While we directly own certain patent rights, the drugs we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired rights to develop and commercialize those compounds in territories specified in the respective agreements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Certain quarterly amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of June 30, 2006, we had three subsidiaries: NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002; Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; and NeoGene Technologies, Inc. (NeoGene), an inactive subsidiary, 88.4% owned, incorporated in California in October 1999. We have eliminated all significant intercompany accounts and transactions.

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

In estimating the fair value of stock-based compensation, we use the quoted market price of our common stock for stock awards, and the Black-Scholes Option Pricing Model for stock options and warrants. We estimate future volatility based on past volatility of our common stock; and we estimate the expected length of the option on several criteria, including the vesting period of the grant, and the expected volatility. In estimating the fair value of restricted common stock we issue in connection with licensing transactions, we apply a discount for marketability restrictions of more than one year, calculated after considering past volatility of our common stock as well as the term of restriction and the cost of risk free capital for a period that is comparable with the term of the restriction on the shares.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, as reported in the balance sheets, are considered to approximate fair value given the short term maturity and/or liquidity of these financial instruments.

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, and institutional money market funds, corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments that we intend to hold for more than one year are classified as long-term investments.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. As of June 30, 2006, inventory consisted of primarily finished dosage form of our drug product carboplatin injection. The lower of cost or market is determined based on net realizable value after appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Statement No. 128, “Earnings Per Share,” we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of June 30, 2006 and 2005, all potentially dilutive common stock equivalents amounted to approximately 15 million and 11 million shares, respectively.

The following data show the amounts used in computing basic loss per share for the three-month and six-month periods ended June 30, 2006 and 2005.

	Three-Months Ended June 30, 2006	Three-Months Ended June 30, 2005	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
	(In Thousands, Except Share and Per Share Data)
Net loss	$(9,018)	$(4,550)	$(14,891)	$(9,819)
Less:
Preferred dividends paid in cash or stock	(26)	(32)	(55)	(63)

Income available to common stockholders used in computing basic earnings per share	$(9,044)	$(4,582)	$(14,946)	$(9,882)

Weighted average shares outstanding	24,231,045	15,353,938	23,930,671	15,243,965

Basic and diluted net loss per share	$(0.37)	$(0.30)	$(0.62)	$(0.65)

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

Prior to January 1, 2006, we accounted for stock-based compensation, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” under the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognized stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices were below the market price of the underlying stock at the measurement date of the grant.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, using the straight-line method, for periods prior to January 1, 2006.

	Three-Months Ended June 30, 2005	Six-Months Ended June 30, 2005
	(In Thousands, Except Share and Per Share Data)
Net loss, as reported	$(4,550)	$(9,819)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(797)	(2,779)

Pro forma net loss	$(5,347)	$(12,598)

Loss per share:
Basic and diluted – as reported	$(0.30)	$(0.65)

Basic and diluted – pro forma	$(0.35)	$(0.83)

Comprehensive Loss

The net loss reflected on our Consolidated Statements of Operations substantially represents the total comprehensive loss for the periods presented.

3. Products and Strategic Alliances

As of June 30, 2006, we had nine proprietary drugs under development: satraplatin, levofolinic acid (LFA), EOquin™, elsamitrucin, ozarelix (formerly SPI-153), lucanthone, RenaZorb™, SPI-1620 and SPI-205 and through the date of this report we have filed multiple Abbreviated New Drug Applications, or ANDAs, with the U.S. Food and Drug Administration, or FDA, including those for ciprofloxacin and fluconazole tablets, and carboplatin injection, which have been approved by the FDA. We are developing our proprietary drugs for the treatment of a variety of cancers and other unmet medical needs.

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

Business Alliances

Our business alliances are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2005. The following represents an update for significant developments during 2006.

Par Pharmaceutical Companies Inc.: In February 2006, we entered into a strategic alliance with Par Pharmaceutical Companies, Inc., or Par, one of the largest generics companies in the United States, to distribute generic drugs for which we have filed ANDAs, including sumatriptan succinate injection. We expect that we will receive FDA approval for several ANDAs during the next eighteen months. Pursuant to the terms of the agreement, we will receive payments upon regulatory approval of certain ANDAs filed by us. The agreement also provides for a share of the profits from the sale by Par of our generic products. In addition, Par agreed to provide financial and legal support, including the payment of all legal expenses going forward, for the ongoing patent challenge for sumatriptan succinate injection. Within twenty-four months of the effective date of the agreement, we have the right to request Par to make an equity investment in the Company, which is subject to due diligence and the negotiation of definitive documents at that time. Not counting our share of any profits from sales of the generic drugs, we could receive an aggregate of over $10 million under the agreement if the equity investment is made and all the regulatory milestones are achieved.

Products under development

The following is a brief update of the most advanced products under development as of June 30, 2006:

Satraplatin: Satraplatin is an orally administered chemotherapeutic agent that is being studied for treating hormone refractory prostate cancer. A phase 3 clinical trial being conducted by our development partner, GPC Biotech AG, or GPC Biotech, was proceeding in accordance with plans, and a rolling submission of a New Drug Application, or NDA, with the FDA has commenced. We expect final data from the phase 3 trial in the Fall, and completion of the NDA filing in the fourth quarter of 2006.

Levofolinic acid (LFA): In April 2006, we completed the acquisition of all of the oncology drug assets of Targent, Inc. The principal asset in the transaction was a license agreement between Targent and Merck Eprova AG, a Swiss corporation, whereby we acquired an exclusive license to use regulatory filings related to levofolinic acid, or LFA, and a non-exclusive license under certain patents and know-how related to LFA to develop, make, have made, use, sell and have sold LFA in the field of oncology in North America. LFA is the pure active isomer of calcium leucovorin, a component of “standard of care” 5-fluorouracil, or 5-FU, containing regimens for the treatment of colorectal cancer and other malignancies, for which a new drug application is on file with the FDA. We expect to respond in the first quarter 2007 to certain chemistry and manufacturing questions raised by the FDA during the review of the application.

EOquin™: EOquin™, a synthetic drug which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for superficial bladder cancer. Enrollment in a phase 2 clinical trial has been completed and patients are in follow-up. In early 2006, we held a pre-IND and end of phase 2 meeting with the FDA and recently filed an IND with the FDA, with the view to initiating phase 3 trials in the United States in late 2006 to evaluate EOquin™ in superficial bladder cancer after completion of a 20-patient pilot study which has recently begun.

Ozarelix: Ozarelix, a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist is under evaluation for its intended initial indications, hormone-dependent prostate cancer and benign prostatic hypertrophy. Phase 2 clinical trials in each of those indications are proceeding in Europe in accordance with plans.

4. Commitments and Contingencies

Facility and Equipment Leases

As of June 30, 2006, we were obligated under a facility lease and several operating equipment leases. We have sub-leased a portion of our facility through September 2007, with a renewal option through the remaining term of our underlying lease.

Minimum lease commitments, and minimum contractual sublease income for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Year ending December 31:	Lease Commitments	Sub-Lease Commitments
	Amounts In Thousands
2006 (Remainder of Year)	$232	$114
2007	$474	$171
2008	$494	$—
2009	$253	$—
Thereafter	$5	$—

	$1,458	$285

Licensing Agreements

Each of our proprietary drug product candidates is being developed pursuant to license agreements, which provide us with rights to certain territories to, among other things, develop, sublicense, and sell the drugs. With regard to one of our proprietary drug product candidates, satraplatin, we have out-licensed our rights to GPC Biotech. We are required to use commercially reasonable efforts to develop the drugs, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.

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

Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next eighteen months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 500,000 restricted shares of our common stock and pay up to approximately $5 million in cash during the eighteen-month period. If all of our contingent milestones were achieved, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $52 million as of June 30, 2006, would be due approximately as follows: $5 million in less than 1 year; $6 million between 1 and 3 years; $2 million between 3 and 5 years; and $39 million after 5 years.

If we reach a milestone, it will likely occur prior to revenues being generated from the related compound. However, in connection with the milestone obligations related to satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater payment milestone obligation of GPC Biotech to us.

Service Agreements

In connection with the research and development of our drugs, we have entered into contracts with numerous third party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these agreements vary and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients. As of each period end, we accrue for all non-cancelable installment amounts that we are likely to become obligated to pay.

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

Each officer’s employment may be terminated by us with or without cause, as defined in the agreement. The agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns or if the officer decides to terminate his employment due to a disposition of a significant amount of assets or business units. The guaranteed severance payment includes a payment equal to the officer’s annual base salary and other cash compensation, and approved bonus. The officer is also entitled to two years medical, dental and other benefits following termination. In addition, all options held by the officer shall immediately vest and will be exercisable for one year from the date of termination; provided, however, if the board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the board are not being met, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for approximately thirteen months after the date of termination. The agreements also provide that, upon his retirement, all options held by the officer will become fully vested.

Litigation

We are party to various legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, we do not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

At June 30, 2006, we were in litigation with GlaxoSmithKline as a result of filing an ANDA for sumatriptan succinate injection, which is marketed by GlaxoSmithKline under the brand name Imitrex®. Pursuant to our February 2006 agreement with Par, Par agreed to provide financial and legal support, including the payment of all legal expenses going forward, for this patent challenge.

5. Stockholders’ Equity

Common Stock

In connection with the acquisition, in April 2006, of all the oncology assets of Targent, Inc., we issued to Targent and its stockholders an aggregate amount of 600,000 shares of Spectrum common stock, with a fair value of $2.7 million as of the transaction closing date, all of which amount representing purchased research and development, has been charged to expense at the closing of the transaction. Targent is eligible to receive additional payments of shares of Spectrum common stock and/or cash upon achievement of certain regulatory and sales milestones, if any. At our option, cash payments specified in the agreement may be paid in shares of Spectrum common stock having a value determined as provided in the asset purchase agreement, equal to the cash payment amount.

In June 2006, we issued to Altair Nanotechnologies, Inc. 140,000 restricted shares of Spectrum common stock, representing partly payment of a milestone pursuant to the license agreement for RenaZorb™, and partly additional amounts for transfer of technology related to formulation improvements to RenaZorb™ developed by Altair. The fair value of the stock, $574,000, was recorded as a stock-based charge for the six-month period ended June 30, 2006.

Common Stock Reserved for Future Issuance

As of June 30, 2006, approximately 15 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series D preferred shares	537,479
Conversion of Series E preferred shares	582,000
Exercise of stock options	4,039,042
Exercise of warrants	9,944,363

Total shares of common stock reserved for future issuances	15,102,884

Stock-Based Compensation

At June 30, 2006, we had three stock incentive plans: the 1991 Stock Incentive Plan (1991 Plan), the 1997 Stock Incentive Plan (1997 Plan) and the 2003 Amended and Restated Incentive Award Plan (2003 Plan), (collectively, the Plans). We are not granting any more options pursuant the 1991 and 1997 Plans. The 2003 Plan authorizes the grant, in conjunction with all of our other plans, of various forms of stock-based awards including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards, for the purchase of up to a total of 30% of our issued and outstanding stock at the time of grant. As of June 30, 2006, approximately 3.0 million incentive awards were available for grant under the 2003 Plan. Stock-based awards vest over periods of up to four years and have a ten-year life.

Below is a summary of activity, for all of our stock incentive plans, during the six-month period ended June 30, 2006:

Stock Options:

During the six-month period ended June 30, 2006, the Compensation Committee granted stock options at exercise prices equal to or greater than the quoted price of our common stock on the grant dates. The weighted average grant date fair value of stock options granted during the six-month period ended June 30, 2006, was estimated at approximately $3.01, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 83.70%; risk free interest rate of 4.63%; and an expected life of five years.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at beginning of period	3,661,682	$6.98
Granted	445,500	$4.36
Exercised	—	$—
Forfeited	(44,650)	$4.92
Expired	(23,490)	$7.00

Outstanding, at the end of period	4,039,042	$6.72	7.20	$1,405

Vested and expected to vest, at end of period	3,968,208	$6.73	7.18	$1,405

Exercisable, at the end of period	2,622,363	$7.19	6.64	$1,404

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price on June 30, 2006 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s common stock.

During the six-month period ended June 30, 2006, the stock-based charge in connection with the expensing of stock options was $2.1 million. As of June 30, 2006, there was $4.8 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.30 years.

Restricted Stock:

	Restricted Stock Awards	Weighted Average Grant date Fair Value
Nonvested at beginning of period	115,000	$4.26
Granted	80,000	$4.23
Vested	(48,750)	$4.25
Forfeited	—	$—

Nonvested, at the end of period	146,250	$4.25

The fair value of restricted stock awards is the quoted market price of our stock on the grant date, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.

During the six-month period ended June 30, 2006, the stock-based charge in connection with the expensing of restricted stock awards was $194,000. As of June 30, 2006, there was $512,000 of unrecognized stock-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.51 years.

401(k) Plan Matching Contribution:

In June 2006, we issued 17,709 shares of common stock as the Company’s match of $75,000 on the 401(k) contributions of its employees accrued in 2005.

Warrants Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction, or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the six-month period ended June 30, 2006. The weighted average grant date fair value of stock options granted during the six-month period ended June 30, 2006, was estimated at approximately $3.55, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 80.04%; risk free interest rate of 5.21%; and an expected life of five years.

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	9,920,703	$7.20
Granted	50,000	$5.25
Exercised	(5,750)	$3.00
Forfeited	—	$—
Expired	(20,590)	$(163.98)

Outstanding, at the end of period	9,944,363	$6.87

Exercisable, at the end of period	9,824,363	$6.89

6. Subsequent Events

On July 6, 2006, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 50 million shares to 100 million shares. The amendment was filed with the Delaware Secretary of State on July 7, 2006. Further, on July 7, 2006, we amended the Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock filed with the Delaware Secretary of State on December 18, 2000 to increase the authorized number of Series B Junior Participating Preferred Stock from 200,000 shares to 1,000,000.

On August 4, 2006, we agreed to terminate the supply agreement dated April 16, 2002, by and between J.B. Chemicals & Pharmaceuticals Ltd., or JBCPL, and NeoJB LLC, or NeoJB, an 80% owned subsidiary, whereby in addition to certain named products we also had the right of first refusal on products sold by JBCPL in the U.S. In place of the supply agreement, we have agreed to enter into a new supply agreement between the Company and JBCPL for four specified products, including ciprofloxacin and fluconazole tablets, to be supplied by JBCPL. In addition, pursuant to a share subscription agreement, JBCPL agreed to purchase 120,000 restricted shares of our common stock for $1 million subject to approval by the appropriate regulatory authorities in India. We have agreed to file a registration statement with the Securities and Exchange Commission to register the shares after they have been issued.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the safety and efficacy of our drug products, the timing and likelihood of achieving development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including under “Risk Factors”. These factors include, but are not limited to:

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

We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report except as required by law.

You should read the following discussion of the financial condition and results of our operations in conjunction with the condensed financial statements and the notes to those financial statements included in Item 1 of Part 1 of this report.

Overview

Spectrum Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drugs for various indications. While we directly own certain patent rights, the drugs we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired rights to develop and commercialize those compounds in territories specified in the agreements. We are also actively seeking FDA approval for marketing generic versions of branded drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future. We currently have three generic products approved by the FDA for marketing in the United States, ciprofloxacin tablets, fluconazole tablets, and carboplatin injection. In addition, we have a few neurology compounds that we may out-license to third parties for further development.

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

Business Outlook

Our primary business focus for 2006, and beyond, will be to continue to acquire, develop and commercialize a portfolio of marketable prescription drug products with a mix of near-term and long-term revenue potential. As of the date of filing this report, we had nine proprietary drug product candidates under development: satraplatin, levofolinic acid, or LFA, EOquin™, elsamitrucin, ozarelix, lucanthone, RenaZorb™, SPI-1620 and SPI-205. Key developments anticipated in 2006 and early 2007 are:

•	Satraplatin: Funding for worldwide satraplatin clinical trials is being borne entirely by our co-development partner GPC Biotech and its new sublicensee, Pharmion Corporation. Patient accrual in a phase 3 clinical trial (SPARC (Satraplatin and Prednisone Against Refractory Cancer) trial) was completed in December 2005. The independent Data Monitoring Board, or DMB, performed an interim analysis of the phase 3 data in the second quarter of 2006. The DMB analyzed the efficacy data as assessed by the blinded, independent end point review panel on the first 354 progression-free survival events, available overall survival data, and the safety data from the first 593 patients who have been randomized in the trial and have completed at least one cycle of treatment. After reviewing the data, the DMB reported that the design and conduct of the trial remain sound. In addition, the DMB determined that the trial had also passed the pre-defined futility analysis. As anticipated, the DMB recommended that the trial should continue as planned, and therefore, the trial continues as planned. GPC Biotech and Spectrum Pharmaceuticals remain blinded to the study data. Final study results are expected in the Fall. In December 2005, a rolling NDA filing with the FDA was commenced. Completion of the full NDA filing is expected by the end of 2006.

•	Levofolinic acid (LFA): In April 2006, we completed the acquisition of all of the oncology drug assets of Targent, Inc. The key drug acquired is LFA, the pure active isomer of calcium leucovorin, a component of “standard of care” 5-fluorouracil, or 5-FU, containing regimens for the treatment of colorectal cancer and other malignancies, for which a new drug application is on file with the FDA. We expect to respond to certain chemistry and manufacturing questions raised by the FDA during the review of the application in the first quarter 2007.

•	EOquin™: In early 2006, we held a pre-IND and end of phase 2 meeting with the FDA and recently filed an IND with the FDA, with the view to initiating phase 3 trials in the United States before the end of 2006 to evaluate EOquin™ in superficial bladder cancer, after completion of a 20-patient pilot study which recently commenced.

•	Ozarelix: We expect final results from the hormone-dependent prostate cancer (HDPC) and benign prostatic hypertrophy (BPH) phase 2 trials in the fourth quarter of 2006. Based on those results we will determine the next regulatory and clinical steps. Also, we plan to initiate a study in healthy female volunteers for endometriosis in Europe in the second half of 2006. A license and collaboration agreement has been signed with Nippon Kayaku for the Japanese oncology market, for which Spectrum is entitled to receive fifty percent of the upfront, milestone and royalty payments.

•	We plan to continue to fund the development of lucanthone, elsamitrucin, RenaZorb™, SPI-1620 and SPI-205.

•	We expect to continue to evaluate additional promising drug product candidates for acquisition or license.

We have recorded only modest revenues to date from generic product sales, due primarily to our late entry into the market for each of our approved generic drugs. We are unable at this time to reliably estimate recurring revenues or profits from these generic products in the foreseeable future. We have observed significant price declines in the marketplace for each of our marketed products, due to the FDA’s approval of several competing ANDAs, and the resultant glut of product introduced on and after the generic product launch dates. We continue to explore sales opportunities for our products. If we are successful in our patent challenge for sumatriptan succinate injection, and obtain 180-day marketing exclusivity as the only FDA approved generic version of this product, the resulting revenues could be significant. We recently entered into a strategic alliance with Par Pharmaceutical Companies, Inc., or Par, for the marketing of our current as well as certain future generic drugs. In addition, Par shall provide financial and legal support, including payment of legal expenses going forward, for the litigation regarding sumatriptan succinate injection. With three generic drugs already approved and additional approvals expected this year, we hope to see success from the sale of these drugs in the next twelve months.

Financial Condition

Liquidity and Capital Resources

Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987, through June 30, 2006, have exceeded $190 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech or from the out-license of any of our other proprietary products and any profits from the sale of generic products.

We believe that the approximately $55 million in cash, cash equivalents and marketable securities that we had on hand as of June 30, 2006, will allow us to fund our current planned operations for at least the next twelve months. Our long-term strategy is to generate profits from the sale and licensing of our propriety drug products. In the next several years, we anticipate supplementing our cash position with licensing and royalties revenues under our out-license agreement with GPC Biotech, licensing revenues from out-licensing our other proprietary products and milestone payments and profits from the sale of our generic products by Par. Under the agreement with Par, not counting our share of the profits from sales of the generic drugs, the Company could receive an aggregate of over $10 million under the agreement if a specified equity investment is made and the necessary regulatory approvals are obtained. If GPC Biotech successfully completes the filing of the NDA as planned, we will realize licensing revenues in late 2006 from licensing milestones specified in the agreement.

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

As described elsewhere in this report, including in Item 1A under “Risk Factors”, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing and ultimate aggregate cost of developing each of our drug product candidates, and are similarly unable to reasonably estimate when, if ever, we will realize material net cash inflows from our proprietary drug product candidates. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations may prove too optimistic and our assessment of expenditures may prove inadequate.

Our expenditures for research and development and general and administrative expenses consist of direct product specific costs and non-product specific, or indirect, costs. The following describes our current assessment of direct, or product specific development costs, such as upfront license fees, milestone payments, active pharmaceutical ingredient, clinical trials, patent related legal costs, and product liability insurance, among others, for each significant proprietary product, and generics as a group, currently under development. These costs are subject to uncertainties inherent in new drug development. Additionally, we may shift our cash resources between products. Therefore, what we actually spend to develop a particular product may not fall within the estimated range and the estimated ranges may change from quarter to quarter based upon changes in priorities or strategy and/or the results of the development. While we do not receive any funding from third parties for research and development we conduct, our estimated costs could be mitigated should we enter into co-development agreements for any of our drug product candidates.

•	Satraplatin: The costs of conducting clinical trials worldwide are being borne entirely by our co-development partner GPC Biotech and its sublicensee, Pharmion Corporation. While we have licensed the development of satraplatin to GPC Biotech, we are not obligated to reimburse GPC Biotech for development costs they incur or to refund any license or milestone payments we receive.

•	Levofolinic acid (LFA): In April 2006, we acquired the rights to the NDA filing pending at the FDA. During the six-month period ended June 30, 2006, excluding indirect costs, we spent approximately $0.6 million on the development of LFA. In order to complete the NDA filing to the satisfaction of the FDA, we anticipate that over the next twelve months we may incur development costs up to approximately $2 million.

•	EOquin™: During the six-month period ended June 30, 2006, excluding indirect costs, we spent approximately $0.8 million on the development of EOquin™. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the outcome of continuing discussions with the FDA regarding our planned phase 3 clinical trial. We anticipate that over the next twelve months we could incur development costs up to approximately $6 million.

•	Ozarelix: During the six-month period ended June 30, 2006, excluding indirect costs, we spent approximately $0.6 million on the development of ozarelix. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results from the analysis of the complete phase 2 study data, expected in the fourth quarter of 2006, and the initiation of a study in healthy female volunteers for endometriosis in Europe in the second half of this year. We anticipate that over the next twelve months we could incur development costs up to approximately $6 million.

•	Elsamitrucin: During the six-month period ended June 30, 2006, excluding indirect costs, we incurred approximately $0.3 million on the development of elsamitrucin. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on positive results from the analysis of the phase 2 study data as well as other pilot combination studies.

•	Lucanthone: During the six-month period ended June 30, 2006, excluding indirect costs, we incurred approximately $0.3 million on the development of lucanthone. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the timing of the continuation of the phase 2 clinical trial.

•	RenaZorb™: During the six-month period ended June 30, 2006, excluding indirect costs, we incurred less than $250,000 on the development of RenaZorb™. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclinical work and the initiation of any clinical trials.

•	SPI-1620: During the six-month period ended June 30, 2006, excluding indirect costs, we incurred approximately $0.7 million on the development of SPI-1620. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclinical work and the initiation of any clinical trials.

•	SPI-205: During the six-month period ended June 30, 2006, excluding indirect costs described earlier, we incurred less than $250,000 on the development of SPI-205. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclinical work and the initiation of any clinical trials.

•	Generic Drugs: During the six-month period ended June 30, 2006, excluding indirect costs, we incurred approximately $0.6 million for the advancement of our generic drugs, including costs for products for which we anticipate filing ANDAs in the future.

In addition to the foregoing drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and our research and development expenditures would likely increase.

Under our various existing licensing agreements, we are contingently obligated to make milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones over the next eighteen months. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $5 million in cash and issue approximately 500,000 shares of our common stock during the eighteen-month period.

Net Cash used in Operating Activities

During the six-month period ended June 30, 2006, the net cash used in operations was approximately $8.9 million, net of interest income of approximately $1.3 million.

Based on our current plans and the scope of our activities, our anticipated use of cash for operations over the next twelve months, excluding the cost of in-licensing any additional drug products, is expected to average between approximately $5 million and $7.5 million per quarter. Our cash expenses may increase or decrease beyond this range depending on the results of the ongoing clinical trials and research and development activity.

Net Cash provided by and used for Investing Activities

While cash preservation is our primary investment goal, in order to maximize the interest yield on our investments, we invest our cash in a variety of investments pending its use in our business. During the six-month period ended June 30, 2006, we reinvested our funds with Lehman Brothers acting as primary cash manager. This reinvestment resulted in the net conversion of approximately $15 million of cash and cash equivalents into marketable securities.

Net Cash provided by and used for Financing Activities

During the six-month period ended June 30, 2006, we received approximately $17,000 from the exercise of an outstanding warrant for 5,750 shares of our common stock.

Results of Operations

Results of Operations for the three-month period ended June 30, 2006 Compared to the three-month period ended June 30, 2005

For the three-month period ended June 30, 2006, we incurred a net loss of approximately $9.0 million compared to a net loss of approximately $4.6 million in the three-month period ended June 30, 2005. The increase of approximately $4.4 million in the net loss was primarily due to increases in stock-based charges resulting from the adoption, effective January 1, 2006, of SFAS 123(R), and the issuance of common stock to Targent, Inc. in connection with the acquisition of its oncology assets; and the issuance of common stock to Altair Nanotechnologies, Inc. in connection with the payment of a milestone under our license agreement for RenaZorb™ and for transfer of technology related to formulation improvements to RenaZorb™ developed by Altair.

We had no revenues during the three-month period ended June 30, 2006. During the three-month period ended June 30, 2005, we had $240,000 of revenues from product sales, with related cost of sales of $221,000.

Research and development expenses increased by approximately $0.6 million, from approximately $3.4 million in the three-month period ended June 30, 2005 to approximately $4.0 million in the three-month period ended June 30, 2006, due to the expanded scope of our research and development activities, including an increase in the number of personnel in preparation for the commencement of a phase 3 trial in late 2006.

General and administrative expenses increased slightly by approximately $0.1 million, from approximately $1.4 million in the three-month period ended June 30, 2005 to approximately $1.5 million in the three-month period ended June 30, 2006, primarily due to increased payroll expense.

Stock-based charges increased by approximately $4.1 million; from $36,000 in the three-month period ended June 30, 2005 to approximately $4.2 million in the three-month period ended June 30, 2006. $0.7 million of the stock-based charge for the three-month period ended June 30, 2006 was the result of our adoption of SFAS 123(R), effective January 1, 2006. Also in the three-month period ended June 30, 2006, we recorded a stock-based charge of approximately $2.7 million in connection with the acquisition of its oncology assets of Targent, Inc. and approximately $0.6 million in connection with a payment to Altair Nanotechnologies, Inc., the licensor of RenaZorb™, of a milestone pursuant to our license agreement and additional amounts for transfer of technology related to formulation improvements to RenaZorb™.

Other income consisted of net interest income of approximately $0.7 million for the three-month period ended June 30, 2006 and approximately $0.3 million for the three-month period ended June 30, 2005. The increase of approximately $0.4 million is attributable to significantly higher average interest rates and balances of investable funds in 2006.

Results of Operations for the six-month period ended June 30, 2006 Compared to the six-month period ended June 30, 2005

For the six-month period ended June 30, 2006, we incurred a net loss of approximately $14.9 million compared to a net loss of approximately $9.8 million in the six-month period ended June 30, 2005. The increase of approximately $5.1 million in the net loss was primarily due to increases in stock-based charges resulting from the adoption, effective January 1, 2006, of SFAS 123(R), and the issuance of common stock to Targent Inc. in connection with the acquisition of its oncology assets; and the issuance of common stock to Altair Nanotechnologies, Inc. in connection with a payment to Altair Nanotechnologies, Inc., the licensor of RenaZorb™, of a milestone pursuant to our license agreement and additional amounts for transfer of technology related to formulation improvements to RenaZorb™.

We had no revenues during the six-month period ended June 30, 2006. During the six-month period ended June 30, 2005, we had $240,000 of revenues from product sales, with related cost of sales of $221,000.

Research and development expenses increased by approximately $0.7 million, from approximately $7.1 million in the six-month period ended June 30, 2005 to approximately $7.8 million in the six-month period ended June 30, 2006, due to the expanded scope of our research and development activities, including an increase in the number of personnel in preparation for the commencement of a phase 3.

General and administrative expenses increased by approximately $0.3 million, from approximately $2.6 million in the six-month period ended June 30, 2005 to approximately $2.9 million in the six-month period ended June 30, 2006, primarily due to increased payroll expense.

Stock-based charges increased by approximately $4.9 million; from $0.7 million in the six-month period ended June 30, 2005 to approximately $5.6 million in the six-month period ended June 30, 2006. $1.9 million of the stock-based charge for the six-month period ended June 30, 2006 was the result of our adoption of SFAS 123(R), effective January 1, 2006. Also in the six-month period ended June 30, 2006, we recorded a stock-based charge of approximately $2.7 million in connection with the acquisition of its oncology assets of Targent, Inc. and approximately $0.6 million in connection with a payment to Altair Nanotechnologies, Inc., the licensor of RenaZorb™, of a milestone pursuant to our license agreement and additional amounts for transfer of technology related to formulation improvements to RenaZorb™.

Other income consisted of net interest income of approximately $1.3 million for the six-month period ended June 30, 2006 and approximately $0.5 million for the six-month period ended June 30, 2005. The increase of approximately $0.8 million is attributable to significantly higher average interest rates and balances of investable funds in 2006.

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Obligations

The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of June 30, 2006:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	$—	$—	$—	$—	$—
Operating Lease Obligations (3)	$1,457	$463	$981	$13	$—
Purchase Obligations (4)	$2,308	$1,952	$356	$—	$—
Contingent Milestone Obligations (5)	$51,756	$4,754	$6,027	$1,875	$39,100

Total	$55,521	$7,169	$7,364	$1,888	$39,100

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Employment Agreements”.
(2)	As of June 30, 2006, we had no capital lease obligations.
(3)	The operating lease obligations are primarily the facility lease for our corporate office, which extends through June 2009.
(4)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of June 30, 2006.
(5)	Contingent milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of June 30, 2006, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

Licensing Agreements

Each of our proprietary drug product candidates is being developed pursuant to license agreements, which provide us with rights to certain territories to, among other things, develop, sublicense, and sell the drug product candidates. With regard to one of our drug product candidates, satraplatin, we have out licensed our rights to GPC Biotech. We are required to use commercially reasonable efforts to develop the drug product candidates, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are contingently obligated to make milestone payments to the licensors if we successfully reach the development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products.

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

Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next eighteen months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 500,000 restricted shares of our common stock and pay up to approximately $5 million in cash during the eighteen-month period. If all of our contingent milestones were achieved, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $52 million as of June 30, 2006, would be due approximately as follows: $5 million in less than 1 year; $6 million between 1 and 3 years; $2 million between 3 and 5 years; and $39 million after 5 years.

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

Each officer’s employment may be terminated by us with or without cause, as defined in the agreement. The agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns or if the officer decides to terminate his employment due to a disposition of a significant amount of assets or business units. The guaranteed severance payment includes a payment equal to the officer’s annual base salary and other cash compensation, and any approved bonus. The officer is also entitled to medical, dental and other benefits for two years following termination. In addition, all options held by the officer shall immediately vest and will be exercisable for one year from the date of such termination. However, if the board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the board are not being met, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for approximately thirteen months after the date of termination. The agreements also provide that, upon his retirement, all options held by the officer will become fully vested.

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

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, and institutional money market funds, corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments that we intend to hold for more than one year are classified as long-term investments.

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

Our investments as of June 30, 2006 are primarily in floating rate securities, short-term government securities and money market accounts. Because of our ability to redeem these investments at par with short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2006, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and selecting securities that generally have third party insurance coverage in the event of default by the issuer.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies in Europe, where some of our obligations are incurred in Euros. We mitigate such risk by maintaining a limited portion of our cash in Euros. Although fluctuations in exchange rates have an effect on our payment obligations, such fluctuations have not had a material impact on our financial condition or results of operations as of or for the six-month period ended June 30, 2006.

ITEM 4. Controls and Procedures

We have established disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Vice President Finance (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report, or the Evaluation Date. Based on the foregoing, our Chief Executive Officer and Vice President Finance concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Sumatriptan succinate injection Paragraph IV Litigation

In October 2004, we filed with the FDA an abbreviated new drug application for sumatriptan succinate injection 6mg/0.5mL seeking approval to engage in the commercial manufacture, sale, and use of the sumatriptan succinate injection product in the United States. Sumatriptan succinate injection is marketed by GlaxoSmithKline under the brand name Imitrex® injection and is used for the acute treatment of migraine attacks with or without aura and the acute treatment of cluster headache episodes in adults. Subsequently, GlaxoSmithKline filed a lawsuit against us in the United States District Court for the District of Delaware, alleging infringement of the patent on Imitrex® injection.

While it is not possible to determine with any degree of certainty the ultimate outcome of the foregoing legal proceedings, we believe that we have substantial meritorious basis for our challenge of the patent. Fact and expert discovery is complete and we are waiting to hear if the summary judgment motions will be heard. Trial is set on November 14, 2006. Pursuant to our agreement with Par, Par shall provide financial and legal support, including payment of legal expenses going forward, for the sumatriptan litigation. In addition, we have made other regulatory filings with the FDA related to sumatriptan succinate injection which may result in additional legal proceedings related to this litigation that may impact this litigation.

Additional information regarding this litigation can be found in our annual report on Form 10-K filed with the SEC on March 15, 2006.

Other

We are sometimes involved in matters of litigation that we consider ordinary routine litigation incidental to our business. We are not aware of any pending litigation matters that will materially affect our financial statements.

ITEM IA. Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk. Our business, financial condition, operating results and prospects can be impacted by a number of factors, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment. You should carefully consider the risks described below with all of the other information included in this Quarterly Report. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC. The following risk factors are the only material changes to the risk factors described in the Form 10-K.

Risks Related to Our Business

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

Our proprietary drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status

Satraplatin	Hormone Refractory Prostate Cancer	Late phase 3; rolling NDA submission has begun
	Metastatic breast cancer	Phase 2
	With Taxol® in advanced Non-small Cell Lung Cancer	Phase 2
	With Tarceva® in inoperable advanced Non-small Cell Lung Cancer	Phase 2
	With radiation therapy in Non-small Cell Lung Cancer	Phase 1/2
	With Taxotere® in advanced solid tumors	Phase 1
	With Xeloda® in advanced solid tumors	Phase 1

Levofolinic acid (LFA),	Osteogenic Sarcoma	NDA on file with FDA; CMC responses pending

Colorectal Cancer

Drug Candidate	Target Indication	Development Status

EOquin™	Superficial Bladder Cancer	Phase 2 completed; end of phase 2 meeting held with the FDA; IND filed; Pilot Safety Study initiated

Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2

Ozarelix (formerly SPI-153)	Hormone Dependent Prostate Cancer	Phase 2
	Benign Prostatic Hypertrophy	Phase 2

Lucanthone	Radiation Sensitizer for Brain Tumors and Brain Metastases	Phase 2

RenaZorb™	Hyperphosphatemia in End-stage Renal Disease	Pre-clinical

SPI-1620	Adjunct to Chemotherapy	Pre-clinical
SPI-205	Chemotherapy Induced Neuropathy	Pre-clinical

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

The eventual FDA approval and subsequent marketing and sale of our drug candidate levofolinic acid, or LFA, may be adversely affected by the marketing and sale efforts of third parties who sell LFA outside North America.

We have only licensed the rights to develop, market and sell LFA in North America. Other companies, such as Wyeth and Sanofi-Aventis Inc., market and sell LFA in other parts of the world. If, as a result of their actions, negative publicity is associated with LFA, our own efforts to successfully receive FDA approval for, and subsequently, market and sell LFA, may be adversely impacted.

Our proprietary drug candidate LFA may not be more effective, safer or more cost efficient than competing drugs and otherwise may not have any competitive advantage, which could hinder our ability to successfully commercialize it.

LFA is the pure active isomer of calcium leucovorin, a component of “standard of care” 5-FU containing regimens for the treatment of colorectal cancer and other malignancies. Leucovorin has been sold as a generic product on the market for a number of years. There are a number of generic companies currently selling the product. Even if LFA ultimately receives FDA approval, it may not have better efficacy in treating the target indication or a more favorable side-effect profile than generic leucovorin. If we are not able to demonstrate a competitive advantage over generic leucovorin, we may not be able to obtain a price premium over generic leucovorin. If we are not able to obtain a price premium, we may not be able to manufacture LFA in a cost efficient manner or at a cost below the generic leucovorin cost price. Also, LFA will be offered as part of a treatment regimen, and that regimen may change to exclude LFA. Accordingly, even if FDA approval is obtained for LFA, it may not gain acceptance by the medical field or become commercially successful.

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

On February 18, 2005, GlaxoSmithKline, or GSK, filed suit in United States federal court to prevent us from proceeding with the commercialization of our generic form of sumatriptan injection. Since patent litigation has been initiated, the FDA will not approve our ANDA until the earlier of 30 months from GSK’s receipt of our notice of ANDA acceptance (the 30-month stay) or the issuance of a final non-appealed, or non-appealable court decision finding the Imitrex® patent we are currently challenging invalid, unenforceable or not infringed. If the patent is found to be infringed by the filing of our ANDA, GSK could seek an injunction to block the launch of our generic product until the patent expires. This might prohibit us from obtaining the 180-day marketing exclusivity afforded by the FDA to companies who are the first to file an ANDA with a paragraph IV certification for a generic equivalent to a brand name product. We believe we are the first to file an ANDA with a paragraph IV certification for sumatriptan injection.

During 2006, we made additional regulatory filings with the FDA, related to sumatriptan succinate injection, which may result in additional legal proceedings related to this litigation that may delay the litigation and/or delay our ability to launch our generic product.

Our continued defense against the charge of infringement by GSK could require us to divert significant effort of our technical and management personnel away from their regular activities in our business, which could substantially hinder our ability to conduct, advance and grow our business. However, through our strategic alliance with Par, Par has agreed to provide us with financial and legal support and therefore, the success of our defense is dependent on their efforts as well.

Risks Related to Our Stock

The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2005, the price of our common stock ranged between $3.51 and $7.50, and the daily trading volume was as high as 1,368,400 shares and as low as 16,700 shares. During 2006 through August 4, 2006, the price of our common stock has ranged between $3.36 and $5.69, and the daily trading volume has been as high as 1,343,800 shares and as low as 24,300 shares.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2006, we entered into a settlement agreement with Altair Nanomaterials, Inc. and its parent Altair Nanotechnologies, Inc. to settle arbitration proceedings. Under the terms of the settlement agreement, we issued to Altair 140,000 restricted shares of our common stock representing payment of a milestone pursuant to the license agreement for Renazorb™, and additional amounts for transfer of technology related to formulation improvements to RenaZorb™ developed by Altair.

The common stock issued to Altair was issued without registration under the Securities Act of 1933, as amended, or the Act, in reliance upon the exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuance did not involve any public offerings; we made no solicitation in connection with this transaction, other than communication with Altair; we obtained representations from Altair regarding its investment intent, experience and sophistication; Altair had received or had access to adequate information about us in order to make an informed investment decision; Altair had represented that it is an “accredited investor” within the meaning of Rule 501 of Regulation D under the Act; we reasonably believed that Altair was sophisticated within the meaning of Section 4(2) of the Act; and the common stock was issued with a restricted securities legend. No underwriting discounts or commissions were paid in conjunction with the issuance.

On June 23, 2006, we issued a five-year warrant to purchase up to 50,000 shares of our common stock, at an exercise price of $5.25, to a consultant for services. The warrant shall vest in three installments of 15,000, 15,000 and 20,000 shares of common stock on the effective date of the warrant, and on the first and second year anniversaries of the effective date of the warrant, respectively, subject to a consulting agreement with the consultant being in effect at the time of vesting.

The warrant issued to the consultant described above was issued without registration under the Act in reliance upon the exemptions from registration provided under Section 4(2) of the Act. The foregoing transaction did not involve any public offering; we made no solicitation in connection with the transaction, other than communications with the consultant; we obtained representations from the consultant regarding his investment intent, experience and sophistication; the consultant either received or had access to adequate information about us in order to make an informed investment decision; the consultant represented that he is an “accredited investor” within the meaning of Rule 501 of Regulation D under the Act; we reasonably believed that the consultant was “sophisticated” within the meaning of Section 4(2) of the Act; and the warrant was issued with a restricted securities legend. No underwriting discounts or commissions were paid in conjunction with the issuance.

On August 4, 2006, we entered into a share subscription agreement with J.B. Chemicals & Pharmaceuticals, Inc., or JBCPL, whereby JBCPL agreed to purchase 120,000 restricted shares of our common stock for $1 million subject to approval by the appropriate regulatory authorities in India. We have agreed to file a registration statement with the Securities and Exchange Commission to register the shares after they have been issued. In addition, we agreed to terminate an existing supply agreement with JBCPL and enter into a new one as discussed below under Item 5.

The shares to be issued to JBCPL will be issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The foregoing transactions did not involve any public offering; we made no solicitation in connection with the transaction, other than communications with JBCPL; we obtained representations from JBCPL regarding its investment intent, experience and sophistication; JBCPL either received or had access to adequate information about us in order to make an informed investment decision; JBCPL represented that it is an “accredited investor” within the meaning of Rule 501 of Regulation D under the Act and we reasonably believed that JBCPL was “sophisticated” within the meaning of Section 4(2) of the Act. No underwriting discounts or commissions will be paid in conjunction with the issuance.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on July 6, 2006 to vote on two proposals. At our Annual Meeting, there were present in person or by proxy 23,175,851 votes represent 93% of the total outstanding eligible votes. The following matters were voted upon at our Annual Meeting of Stockholders held on July 6, 2006:

1.	The following persons were elected as directors to serve a one-year term expiring at the Annual Meeting of Stockholder to be held in 2007, or until their successors are elected or qualified:

	VOTES CAST
	For	Authority Withheld
Richard D. Fulmer, MBA	22,154,849	1,021,002
Stuart M. Krassner, Sc.D., Psy.D.	22,029,909	1,145,942
Anthony E. Maida III, MA, MBA	21,991,085	1,184,766
Dilip J. Mehta, Ph.D.	22,026,904	1,148,947
Rajesh C. Shrotriya, MD	22,090,901	1,084,950
Julius A. Vida, Ph.D.	22,030,211	1,145,640

2.	Proposal to approve the increase in the number of authorized shares of common stock from 50 million shares to 100 million shares:

	Votes Cast
	For	Against	Abstain	Broker Non- Votes
Number of Shares	21,670,598	1,455,778	49,475	1,763,142

ITEM 5. Other Information (not previously reported in a Form 8-K)

On August 4, 2006, we agreed to terminate the supply agreement dated April 16, 2002, by and between J.B. Chemicals & Pharmaceuticals Ltd., or JBCPL, and NeoJB LLC, or NeoJB, an 80% owned subsidiary of ours. The other 20% is owned by J.B. Life Science Overseas Limited, a subsidiary of JBCPL and past investor in shares of our common stock. In addition, JBCPL owns a warrant to purchase up to 4,000 shares of our common stock at an exercise price of $11.25 per share that expires in 2007. Pursuant to the supply agreement, JBCPL granted NeoJB an exclusive license to obtain regulatory approval for market and distribute certain products, including ciprofloxacin and fluconazole tablets as well as two undisclosed products for which we have filed abbreviated new drug applications with the FDA, within the United States. The agreement provides that we, or NeoJB, will bear all costs of regulatory approvals for the products and that JBCPL will manufacture and supply to NeoJB the products in such quantities as NeoJB may require at prices reasonably acceptable to both parties. In place of the supply agreement, we have agreed to enter into a new supply agreement between Spectrum and JBCPL for the four products discussed above. In addition, pursuant to a share subscription agreement, JBCPL agreed to purchase 120,000 restricted shares of our common stock for $1 million subject to approval by the appropriate regulatory authorities in India. We have agreed to file a registration statement with the Securities and Exchange Commission to register the shares after they have been issued.

See “Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” above.

ITEM 6. Exhibits

Exhibit No.	Description
3.1+	Amended Certificate of Incorporation of the Registrant, as filed.

3.1.1	First Amendment to the Certificate of Designation of Series B Junior Participating Preferred Stock of Spectrum Pharmaceuticals, Inc. dated July 6, 2006. (Filed as Exhibit 3.1.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2005, and incorporated herein by reference.)

4.1	4th Amendment to Rights Agreement dated July 7, 2006. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2005, and incorporated herein by reference.)

10.1 + #	License Agreement between Registrant and Merck Eprova AG dated May 23, 2006.

10.2 + #	Manufacturing and Supply Agreement between Registrant and Merck Eprova AG dated May 23, 2006.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: August 8, 2006	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial
Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1+	Amended Certificate of Incorporation of the Registrant, as filed.

3.1.1	First Amendment to the Certificate of Designation of Series B Junior Participating Preferred Stock of Spectrum Pharmaceuticals, Inc. dated July 6, 2006. (Filed as Exhibit 3.1.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2005, and incorporated herein by reference.)

4.1	4th Amendment to Rights Agreement dated July 7, 2006. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2005, and incorporated herein by reference.)

10.1+ #	License Agreement between Registrant and Merck Eprova AG dated May 23, 2006.

10.2+ #	Manufacturing and Supply Agreement between Registrant and Merck Eprova AG dated May 23, 2006.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.