Form 10-Q
period 2006-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2006-11-03
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at November 2, 2006
Common Stock, $.001 par value	25,093,480

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q

For the three-month and nine-month periods ended September 30, 2006

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

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
	(In Thousands, Except Share and Per Share Data)
Assets
Current Assets:
Cash and cash equivalents	$4,263	$28,750
Marketable securities	46,189	34,917
Accounts Receivable	1,214	287
Inventory	—	58
Prepaid expenses and other current assets	293	373
Total current assets	51,959	64,385
Property and equipment, net	578	562
Other Assets	197	128
Total assets	$52,734	$65,075
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,596	$1,220
Accrued compensation	672	683
Accrued clinical study costs	3,049	1,925
Total current liabilities	6,317	3,828
Deferred revenue and other credits	1,066	241
Total liabilities	7,383	4,069
Commitments and Contingencies (Note 4)
Minority Interest	21	23
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 1,000,000 shares authorized, no shares issued and outstanding
Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, liquidation value $1,524, issued and outstanding 127 shares at September 30, 2006 and 157 shares at December 31, 2005	604	747
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, liquidation value $3,492, issued and outstanding, 291 shares at September 30, 2006 and December 31, 2005	1,795	1,795
Common stock, par value $0.001 per share, 100,000,000 shares authorized:
Issued and outstanding, 24,485,369 and 23,503,157 shares at September 30, 2006 and December 31, 2005, respectively	24	24
Additional paid-in capital	249,375	243,656
Deferred stock-based compensation	—	(783)
Accumulated other comprehensive income	255	(26)
Accumulated deficit	(206,723)	(184,430)
Total stockholders’ equity	45,330	60,983
Total liabilities and stockholders’ equity	$52,734	$65,075

 The accompanying notes are an integral part of these
condensed consolidated balance sheets.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three-Months Ended September 30, 2006	Three-Months Ended September 30, 2005	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
	(In Thousands, Except Share and Per Share Data)		(In Thousands, Except Share and Per Share Data)
Revenues
Licensing fees	$—	$56	$—	56
Product sales	92	128	92	368
Total revenues	$92	$184	$92	$424

Operating expenses:
Cost of product sold	$97	$103	$97	$324
Research and development	5,803	3,252	13,554	10,319
General and administrative	1,516	2,152	4,379	4,721
Stock-based charges	738	169	6,306	863
Total operating expenses	8,154	5,676	24,336	16,227

Loss from operations	(8,062)	(5,492)	(24,244)	(15,803)

Other income, net	660	264	1,949	754
Net loss before minority interest in consolidated subsidiary	(7,402)	(5,228)	(22,295)	(15,049)
Minority interest in net loss of consolidated subsidiary	—	—	2	4
Net loss	$(7,402)	$(5,228)	$(22,293)	$(15,045)

Basic and diluted net loss per share	$(0.30)	$(0.32)	$(0.93)	$(0.96)

Basic and diluted weighted average common shares outstanding	24,485,369	16,666,960	23,934,749	15,723,509

Supplemental Information
Stock-based charges - Components:
Research and development	$447	$147	$5,233	$801
General and administrative	291	22	1,073	62
Total stock based charges	$738	$169	$6,306	$863

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net loss	$(22,293)	$(15,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145	175
Amortization of deferred stock-based compensation	2,990	269
Fair value of common stock issued in connection with drug license	3,316	594
Minority interest in subsidiary	(2)	(4)
Changes in operating assets and liabilities:
Increase in Accounts Receivable	(927)	(155)
Decrease in Inventory	58	81
Decrease in other assets	80	239
Increase in accounts payable and accrued expenses	2,536	3,098
Decrease in accrued compensation and related taxes	(11)	(426)
Increase in other non-current liabilities	825	66
Net cash used in operating activities	(13,283)	(11,108)
Cash Flows From Investing Activities:
(Purchases) sales of marketable securities, net	(11,060)	35,861
Purchases of property and equipment	(161)	(126)
Net cash provided by (used in) investing activities	(11,221)	35,735
Cash Flows From Financing Activities:
Proceeds from issuance of common stock		40,117
Proceeds from exercise of warrants	17	1,052
Repurchase of Warrants		(420)
Proceeds from exercise of stock options		5
Net cash provided by financing activities	17	40,754
Net increase (decrease) in cash and cash equivalents	(24,487)	65,381
Cash and cash equivalents, beginning of period	28,750	3,241
Cash and cash equivalents, end of period	$4,263	$68,622
Supplemental Cash Flow Information:
Interest paid	$3	$—
Income taxes paid	$1	$1
Schedule of Non-Cash Investing and Financing Activities:
Preferred stock dividends paid with common stock	$55	$95
Fair value of common stock issued in connection with drug license	$3,316	$594
Fair value of options and warrants issued to consultants for services	$237	$693
Fair value of restricted stock granted employees and directors	$338
Fair value of stock issued to match employee 401k contributions	$75

 The accompanying notes are an integral part of these
condensed consolidated balance sheets.

Notes to Condensed Financial Statements

September 30, 2006

(Unaudited)

1. Business and Basis of Presentation

Business

Spectrum Pharmaceuticals, Inc., or the Company, is a pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drugs for various indications. While we directly own certain patent rights, the drugs we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired rights to develop and commercialize those compounds in territories specified in the respective agreements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

Certain quarterly amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and of our wholly owned and majority owned subsidiaries. As of September 30, 2006, we had three subsidiaries: NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002; Spectrum Pharmaceuticals GmbH, wholly owned, incorporated in Switzerland in April 1997; and NeoGene Technologies, Inc. (NeoGene), an inactive subsidiary, 88.4% owned, incorporated in California in October 1999. We have eliminated all significant intercompany accounts and transactions.

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

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of September 30, 2006 and 2005, all potentially dilutive common stock equivalents amounted to approximately 15 million shares.

The following data show the amounts used in computing basic loss per share for the three-month and nine-month periods ended September 30, 2006 and 2005.

	Three-Months Ended September 30, 2006	Three-Months Ended September 30, 2005	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
	(In Thousands, Except Share and Per Share Data)
Net loss	$(7,402)	$(5,228)	$(22,293)	$(15,045)
Less:
Preferred dividends paid in cash or stock	(26)	(32)	(81)	(95)
Income available to common stockholders used in computing basic earnings per share	$(7,428)	$(5,260)	$(22,374)	$(15,140)

Weighted average shares outstanding	24,485,369	16,666,960	23,934,749	15,723,509

Basic and diluted net loss per share	$(0.30)	$(0.32)	$(0.93)	$(0.96)

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

	Three-Months	Nine-Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(In Thousands, Except Share and Per Share Data)

Net loss, as reported	$(5,228)	$(15,045)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(803)	(3,582)
Pro forma net loss	$(6,031)	$(18,627)
Loss per share:
Basic and diluted — as reported	$(0.32)	$(0.96)
Basic and diluted — pro forma	$(0.36)	$(1.19)

Comprehensive Loss

The net loss reflected on our Consolidated Statements of Operations substantially represents the total comprehensive loss for the periods presented.

3. Products and Strategic Alliances

 We are developing our proprietary drugs for the treatment of a variety of cancers and other unmet medical needs. As of September 30, 2006, we had several proprietary drugs under development, and through the date of this report we have filed multiple, and received approval for some, Abbreviated New Drug Applications, or ANDAs, with the U.S. Food and Drug Administration, or FDA.

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

Par Pharmaceutical Companies Inc.: In February 2006, we entered into a strategic alliance with Par Pharmaceutical Companies, Inc., or Par, one of the largest generics companies in the United States, to distribute generic drugs for which we have filed ANDAs, including sumatriptan succinate injection. Pursuant to the terms of the agreement, we will receive payments upon regulatory approval of certain ANDAs filed by us. The agreement also provides for an at least 50% share of the profits from the sale by Par of our generic products. In addition, Par agreed to provide financial and legal support, including the payment of all legal expenses for the ongoing patent challenge for sumatriptan succinate injection.

J.B. Chemicals & Pharmaceuticals Ltd.:  In August 2006, we agreed to terminate the supply agreement dated April 16, 2002, by and between J.B. Chemicals & Pharmaceuticals Ltd., or JBCPL, and NeoJB LLC, or NeoJB, an 80% owned subsidiary, whereby in addition to certain named products we also had the right of first refusal on products sold by JBCPL in the U.S. In place of the supply agreement, we have agreed to enter into a new supply agreement between the Company and JBCPL for four specified products, including ciprofloxacin and fluconazole tablets, to be supplied by JBCPL. In addition, pursuant to a share subscription agreement, JBCPL agreed to purchase 120,000 restricted shares of our common stock for $1 million subject to approval by the appropriate regulatory authorities in India. We have agreed to file a registration statement with the Securities and Exchange Commission to register the shares after they have been issued.

Products under development

The following is a brief update of the most advanced products under development as of September 30, 2006:

Satraplatin: Satraplatin is an orally administered chemotherapeutic agent that is being studied for the treatment of hormone refractory prostate cancer in a phase 3 clinical trial. In September 2006, we announced positive results from the trial, which is being conducted by our development partner, GPC Biotech AG, or GPC Biotech. A rolling submission of a New Drug Application, or NDA, with the FDA had commenced in December 2005, and is expected to complete in the fourth quarter of 2006. Acceptance of the NDA by the FDA will trigger a milestone payment from GPC Biotech to us.

Levofolinic acid (LFA): In April 2006, we completed the acquisition of all of the oncology drug assets of Targent, Inc. The principal asset in the transaction was a license agreement to market levofolinic acid, or LFA, in the field of oncology in North America. LFA is the pure active isomer of calcium leucovorin, a component of “standard of care” 5-fluorouracil, or 5-FU, containing regimens for the treatment of colorectal cancer and other malignancies. Calcium leucovorin is also used after the administration of high-dose methotrexate in treating certain malignancies. A NDA for LFA has been filed with the FDA for the osteosarcoma indication. We expect to respond in early 2007 to certain chemistry and manufacturing questions raised by the FDA during the review of the application.

EOquin™: EOquin™, a synthetic drug which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for superficial (non-invasive) bladder cancer. Earlier in 2006, we held a pre-IND and end of phase 2 meeting with the FDA and have filed an IND with the FDA, with the view to initiating phase 3 trials in the United States in the next few months to evaluate EOquin™ in superficial (non-invasive) bladder cancer after completion of a 20-patient pilot study which has recently begun and approval of a special protocol assessment by the FDA.

Ozarelix: Ozarelix, a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist is under evaluation for its intended initial indications, hormone-dependent prostate cancer and benign prostatic hypertrophy (BPH). Evaluation of the data from the Phase 2 clinical trials in each of those indications is proceeding. We recently announced preliminary data from these trials, and anticipate commencing a phase 3 clinical trial in  BPH in 2007.  The successful conclusion of a phase 2 trial, such that the data support the commencement of a phase 3 trial, triggers a milestone payment to Aeterna Zentaris, from whom we licensed ozarelix.  Accordingly, we accrued approximately $1.3 million for such potential payment.

Aeterna Zentaris recently entered into a licensing and collaboration agreement, with a third party, for the development and marketing of ozarelix in Japan, and received certain upfront payments.  Under the terms of our license agreement with Aeterna Zentaris, we are entitled to receive fifty percent of the upfront and milestone payments and royalties Aeterna Zentaris receives for such rights in Japan.  As of September 30, 2006, we have recorded, as deferred revenue, an estimate of our share of these upfront payments.  Such deferred revenue will be amortized to income in accordance with our revenue recognition policy, namely when we have no significant future performance obligations and collectibility of the fees is assured.

4. Commitments and Contingencies

Facility and Equipment Leases

As of September 30, 2006, we were obligated under a facility lease and several operating equipment leases. We have sub-leased a portion of our facility through September 2007, with a renewal option through the remaining term of our underlying lease.

Minimum lease commitments, and minimum contractual sublease income for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Year ending December 31:	Lease Commitments	Sub-Lease Commitments
	Amounts In Thousands

2006 (Remainder of Year)	$116	$57
2007	$474	$171
2008	$494	$—
2009	$253	$—
Thereafter	$5	$—
	$1,342	$228

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

The potential contingent development and regulatory milestone obligations under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of phase 3 clinical trials, filing of new drug applications in each of the United States, Europe and Japan, and approvals from each of those regulatory agencies.

Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next twelve months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 250,000 restricted shares of our common stock and pay up to approximately $4 million in cash during the twelve-month period. If all of our contingent milestones were achieved, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $48 million as of September 30, 2006, would be due approximately as follows: $4 million in less than 1 year; $3 million between 1 and 3 years; $2 million between 3 and 5 years; and $39 million after 5 years.

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

Employment Agreements

We have entered into employment agreements with two of our Executive Officers, Dr. Shrotriya, Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2007 and July 1, 2007, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

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

Litigation

At September 30, 2006, we were in litigation with GlaxoSmithKline as a result of filing an ANDA with paragraph IV certification for sumatriptan succinate injection, which is marketed by GlaxoSmithKline under the brand name Imitrex®. Pursuant to our February 2006 agreement with Par, Par agreed to provide financial and legal support, including the payment of all legal expenses for this patent challenge.

We are party to various other legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, we do not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

In June 2006, we issued to Altair Nanotechnologies, Inc. 140,000 restricted shares of Spectrum common stock, representing payment of a milestone pursuant to the license agreement for RenaZorb™, as well as additional amounts for transfer of technology related to formulation improvements to RenaZorb™ developed by Altair. The fair value of the stock, $574,000, was recorded as a stock-based charge for the nine-month period ended September 30, 2006.

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

Common Stock Reserved for Future Issuance

As of September 30, 2006, approximately 15 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series D preferred shares	537,479
Conversion of Series E preferred shares	582,000
Exercise of stock options	4,282,092
Exercise of warrants	9,939,363

Total shares of common stock reserved for future issuances	15,340,934

 Stock-Based Compensation

At September 30, 2006, we had three stock incentive plans: the 1991 Stock Incentive Plan (1991 Plan), the 1997 Stock Incentive Plan (1997 Plan) and the 2003 Amended and Restated Incentive Award Plan (2003 Plan), (collectively, the Plans). We are not granting any more options pursuant the 1991 and 1997 Plans. The 2003 Plan authorizes the grant, in conjunction with all of our other plans, of various forms of stock-based awards including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards, for the purchase of up to a total of 30% of our issued and outstanding stock at the time of grant. As of September 30, 2006, approximately 2.8 million incentive awards were available for grant under the 2003 Plan. Stock-based awards vest over periods of up to four years and have a ten-year life.

Below is a summary of activity, for all of our stock incentive plans, during the nine-month period ended September 30, 2006:

Stock Options:

During the nine-month period ended September 30, 2006, we granted stock options at exercise prices equal to or greater than the quoted price of our common stock on the grant dates. The weighted average grant date fair value of stock options granted during the nine-month period ended September 30, 2006, was estimated at approximately $3.04, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 79.60%; risk free interest rate of 4.61%; and an expected life of five years.

		Weighted	Weighted	Aggregate
	Common	Average	Average	Intrinsic
	Stock	Exercise	Remaining Term	Value
	Options	Price
			(In Years)	(In Thousands)
Outstanding at beginning of period	3,661,682	$6.98
Granted	746,500	$4.57
Exercised	—	$—
Forfeited	(51,877)	$3.29
Expired	(74,213)	$8.22
Outstanding, at the end of period	4,282,092	$6.59	7.10	$3,223

Vested and expected to vest, at end of period	4,212,301	$6.60	7.08	$3,189

Exercisable, at the end of period	2,886,267	$7.03	6.54	$2,545

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price on September 30, 2006 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s common stock.

During the nine-month period ended September 30, 2006, the stock-based charge in connection with the expensing of stock options was $2.7 million. As of September 30, 2006, there was $4.8 million of unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.44 years.

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

During the nine-month period ended September 30, 2006, the stock-based charge in connection with the expensing of restricted stock awards was $245,000. As of September 30, 2006, there was $461,000 of unrecognized stock-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.26 years.

401(k) Plan Matching Contribution:

In June 2006, we issued 17,709 shares of common stock as the Company’s match of $75,000 on the 401(k) contributions of its employees accrued in 2005.  As of September 30, 2006, we accrued approximately $101,000 in connection with the Company’s match for 2006 through that date; and in October 2006, we issued 22,197 shares of common stock as the Company’s match.

Warrants Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the nine-month period ended September 30, 2006. The weighted average grant date fair value of warrants granted during the nine-month period ended September 30, 2006 was estimated at approximately $3.55, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 80.04%; risk free interest rate of 5.21%; and an expected life of five years.

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	9,920,703	$7.20
Granted	50,000	$5.25

Repurchased	—	$—

Exercised	(5,750)	3.00
Forfeited	—	—
Expired	(25,590)	$(150.50)
Outstanding, at the end of period	9,939,363	$6.83
Exercisable, at the end of period	9,839,363	$6.84

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the safety and efficacy of our drug products, the timing and likelihood of achieving development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including under “Risk Factors” as well as those discussed in our periodic reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K. These factors include, but are not limited to:

•                  our ability to successfully develop, obtain regulatory approvals for and market our products;

•                  our ability to generate and maintain sufficient cash resources to fund our business;

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

Overview

Spectrum Pharmaceuticals, Inc. is a pharmaceutical company engaged in the business of acquiring, developing and commercializing prescription drugs for various indications. While we directly own certain patent rights, the  drugs we are currently developing, which are focused on the treatment of cancer and other unmet medical needs, are in-licensed from third parties whereby we acquired rights to develop and commercialize those compounds in territories specified in the agreements. We are also actively seeking FDA approval for marketing generic versions of branded drugs whose patent protection has either already expired, or is scheduled to expire in the foreseeable future. We currently have a few generic products approved by the FDA for marketing in the United States. In addition, we have a few neurology compounds that we may out-license to third parties for further development.

New drug development is an inherently uncertain, lengthy and expensive process. We focus our research and development efforts principally on clinical stage drug candidates, for which the primary expenses relate to the conduct of clinical trials necessary to demonstrate to the satisfaction of the FDA, and other regulatory authorities in the United States and other countries, that the products are both safe and effective in their respective indications and that they can be produced by a validated consistent manufacturing process. The number, size, scope and timing of the clinical trials necessary to bring a product candidate to development, completion and commercialization cannot readily be determined at an early stage nor, given the timelines of the trials extending over periods of years, can future costs be estimated with precision. While generic drug development is also subject to approval by regulatory authorities, the costs and timelines of development, completion and commercialization can be significantly shorter, and compared to new drug development, relatively less uncertain and less expensive.

Business Outlook

Our primary business focus for 2006, and beyond, will be to continue to acquire, develop and commercialize a portfolio of marketable prescription drug products with a mix of near-term and long-term revenue potential. Key developments anticipated in the next 12 to 18 months are:

•                  Satraplatin: In September 2006, we announced positive results from the phase 3 trial conducted by our development partner, GPC Biotech AG, or GPC Biotech.  A rolling submission of a New Drug Application, or NDA, with the FDA had commenced in December 2005, and is expected to complete in the fourth quarter of 2006.  A European marketing application is expected to be filed in the first half of 2007.

•                  Levofolinic acid (LFA): We expect to respond in early 2007 to certain chemistry and manufacturing questions raised by the FDA during the review of the NDA for LFA.

•                  EOquin™: We intend to initiate phase 3 trials in the United States in the next few months to evaluate EOquin™ in superficial (non-invasive) bladder cancer after completion of a 20-patient pilot study which recently commenced and after approval of a special protocol assessment by the FDA.

•                  Ozarelix: Ozarelix, a fourth generation LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist is under evaluation for its intended initial indications, hormone-dependent prostate cancer and benign prostatic hypertrophy (BPH). Evaluation of the data from the Phase 2 clinical trials in each of those indications is proceeding.  We recently announced preliminary data from these trials, and anticipate commencing a phase 3 clinical trial in BPH in 2007.  Also, we plan to initiate a study in healthy female volunteers for endometriosis in Europe over the next several months after approval is received from the appropriate regulatory authorities.

•                  Sumatriptan succinate injection:  In connection with this ANDA, we are challenging GlaxoSmithKline’s patent. Trial is set for November 13, 2006. Pursuant to our agreement with Par, Par shall provide financial and legal support, including payment of legal expenses for the sumatriptan litigation.

Financial Condition

Liquidity and Capital Resources

Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987 through September 30, 2006, have exceeded $200 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our out-license agreement with GPC Biotech or from the out-license of any of our other proprietary products and any profits from the sale of generic products.

We believe that the approximately $50 million in cash, cash equivalents and marketable securities that we had on hand as of September 30, 2006, will allow us to fund our current planned operations for at least the next twelve months. Our long-term strategy is to generate profits from the sale and licensing of our propriety drug products. In the next several years, we anticipate supplementing our cash position with licensing and royalties revenues under our out-license agreement with GPC Biotech, licensing revenues from out-licensing our other proprietary products and milestone payments and profits from the sale of our generic products by Par. Under the agreement with Par, not including our share of the profits from sales of the generic drugs, we could receive an aggregate of over $10 million under the agreement if a specified equity investment is made and the necessary regulatory approvals are obtained. If GPC Biotech successfully completes the filing of the NDA as planned, we will realize licensing revenues in 2007 from licensing milestones specified in the agreement.

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

Our expenditures for research and development and general and administrative expenses consist of direct product specific costs and non-product specific, or indirect, costs. The following describes our current assessment of direct, or product specific development costs, such as upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others, for each significant proprietary drug product, and other proprietary and generic drug products as a group, currently under development. These costs are subject to uncertainties inherent in new drug development. Additionally, we may shift our cash resources between products. Therefore, what we actually spend to develop a particular product may not fall within the estimated range and the estimated ranges may change from quarter to quarter based upon changes in priorities or strategy and/or the results of the development. While we do not receive any funding from third parties for research and development we conduct, our estimated costs could be mitigated should we enter into co-development agreements for any of our drug product candidates.

•                  Satraplatin: The costs of conducting clinical trials worldwide are being borne entirely by our co-development partner GPC Biotech and its sublicensee. While we have licensed the development of satraplatin to GPC Biotech, we are not obligated to reimburse GPC Biotech for development costs they incur or to refund any license or milestone payments we receive.  In connection with the milestone obligations related to satraplatin, each of our contingent future payment obligations is generally matched by a corresponding, greater milestone payment obligation of GPC Biotech to us.

•                  Levofolinic acid (LFA): In April 2006, we acquired the rights to the NDA filing pending at the FDA. During the nine-month period ended September 30, 2006, excluding indirect costs, we spent approximately $1.1 million on the development of LFA. In order to complete the NDA filing to the satisfaction of the FDA, we anticipate that over the next twelve months we may incur development costs up to approximately $1.5 million.

•                  EOquin™: During the nine-month period ended September 30, 2006, excluding indirect costs, we spent approximately $1.8 million on the development of EOquin™. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the outcome of continuing discussions with the FDA regarding our planned phase 3 clinical trial. We anticipate that over the next twelve months we could incur development costs up to approximately $6 million.

•                  Ozarelix: During the nine-month period ended September 30, 2006, excluding indirect costs, we spent approximately $2.2 million on the development of ozarelix, including an accrual for an anticipated milestone payment. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the final results from the analysis of the complete phase 2 study data, and on the outcome of discussions with the FDA regarding our planned phase 3 clinical trial.  We anticipate that over the next twelve months we could incur development costs up to approximately $6 million.

•                  SPI-1620: During the nine-month period ended September 30, 2006, excluding indirect costs, we incurred approximately $1.1 million on the development of SPI-1620. Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on the results of our preclinical work and the initiation of any clinical trials.

•                  Other: During the nine-month period ended September 30, 2006, excluding indirect costs, we incurred approximately $2.0 million on the development of other proprietary and generic drug products, including costs for products for which we anticipate filing ANDAs in the future.  Estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on continued positive results from our preclinical studies, and the initiation of any clinical trials.

In addition to the foregoing drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and our research and development expenditures would likely increase.

Under our various existing licensing agreements, we are contingently obligated to make milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones over the next twelve months. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $4 million in cash and issue approximately 250,000 shares of our common stock during the twelve-month period.

Net Cash used in Operating Activities

During the nine-month period ended September 30, 2006, the net cash used in operations was approximately $13.3 million, net of interest income of approximately $2.0 million.

Based on our current plans and the scope of our activities, our anticipated use of cash for operations over the next twelve months, excluding the cost of in-licensing any additional drug products, is expected to exceed the approximately $5 million average during recent quarters.  As discussed above under “Liquidity and Capital Resources”, estimated expenditures for the next twelve months are subject to considerable uncertainty, and are largely dependent on continued positive results from our preclinical studies, and the initiation of any clinical trials, the final results from current phase 2 study data, and on the outcome of discussions with the FDA regarding our planned phase 3 clinical trials.

Net Cash provided by and used for Investing Activities

While cash preservation is our primary investment goal, in order to maximize the interest yield on our investments, we invest our cash in a variety of investments pending its use in our business. During the nine-month period ended September 30, 2006, we reinvested our funds with Lehman Brothers acting as primary cash manager. This reinvestment resulted in the net conversion of approximately $11 million of cash and cash equivalents into marketable securities.

Net Cash provided by and used for Financing Activities

During the nine-month period ended September 30, 2006, we received approximately $17,000 from the exercise of an outstanding warrant for 5,750 shares of our common stock.

Results of Operations

Results of Operations for the three-month period ended September 30, 2006 Compared to the three-month period ended September 30, 2005

During the three-month period ended September 30, 2006, we incurred a net loss of approximately $7.4 million compared to a net loss of approximately $5.2 million in the three-month period ended September 30, 2005. The increase of approximately $2.2 million in the net loss was primarily due to increases in research and development expense, partially offset by a decrease in legal expense.

During the three-month period ended September 30, 2005, we had $56,000 of revenues representing amounts received from the GPC Biotech under our license agreement for commissions on drug products used by GPC Biotech in clinical trials. The timing and amount of future commissions is neither predictable nor assured.  Generic product sales were $92,000 and $128,000 during the three-month periods ended September 30, 2006 and 2005, respectively.  Future product sales are dependent on our distributors reordering the product from us.

Research and development expenses increased by approximately $2.5 million, from approximately $3.3 million in the three-month period ended September 30, 2005 to approximately $5.8 million in the three-month period ended September 30, 2006, due to the expanded scope of our research and development activities, including an increase in the number of personnel in preparation for the commencement of a phase 3 trial for EOquin in the next few months.  Approximately $1.3 million of the increase is attributable to an accrual for a milestone payable upon the successful conclusion of a phase 2 trial for ozarelix, such that the data support the commencement of a phase 3 trial.

General and administrative expenses decreased by approximately $0.7 million, from approximately $2.2 million in the three-month period ended September 30, 2005 to approximately $1.5 million in the three-month period ended September 30, 2006, primarily due to a decrease in legal expense in connection with the lawsuit regarding our patent challenge of GlaxoSmithKline’s Imitrex® injection.  As described elsewhere in this report, the agreement with Par for the distribution of our generic products obligates Par to provide financial and legal support, including the payment of all legal expenses, for the ongoing patent challenge for sumatriptan succinate injection.

Stock-based charges increased by approximately $0.5 million from $0.2 million in the three-month period ended September 30, 2005 to approximately $0.7 million in the three-month period ended September 30, 2006, primarily due to our adoption of SFAS 123(R), effective January 1, 2006.

Other income consisted of net interest income of approximately $0.7 million for the three-month period ended September 30, 2006 and approximately $0.3 million for the three-month period ended September 30, 2005. The increase of approximately $0.4 million is attributable to significantly higher average interest rates and balances of investable funds in 2006.

Results of Operations for the nine-month period ended September 30, 2006 Compared to the nine-month period ended September 30, 2005

During the nine-month period ended September 30, 2006, we incurred a net loss of approximately $22.3 million compared to a net loss of approximately $15.0 million in the nine-month period ended September 30, 2005. The increase of approximately $7.3 million in the net loss was primarily due to increases in research and development expense, partially offset by a decrease in legal expense, and increases in stock-based charges resulting from the adoption, effective January 1, 2006, of SFAS 123(R), and the issuance of common stock to Targent Inc. in connection with the acquisition of its oncology assets; and the issuance of common stock to Altair Nanotechnologies, Inc. in connection with a payment to Altair Nanotechnologies, Inc., the licensor of RenaZorb™, of a milestone pursuant to our license agreement and additional amounts for transfer of technology related to formulation improvements to RenaZorb™.

During the nine-month period ended September 30, 2005, we also recorded $56,000 of revenues representing amounts received from the GPC Biotech under our license agreement for commissions on drug products used by GPC Biotech in clinical trials. The timing and amount of future commissions is neither predictable nor assured.  Generic product sales were $92,000 and $368,000 during the nine-month periods ended September 30, 2006 and 2005, respectively.  Future product sales are dependent on our distributors reordering the product from us.

Research and development expenses increased by approximately $3.3 million, from approximately $10.3 million in the nine-month period ended September 30, 2005 to approximately $13.6 million in the nine-month period ended September 30, 2006, due to the expanded scope of our research and development activities, including an increase in the number of personnel in preparation for the commencement of a phase 3 for EOquin in the next few months.  Approximately $1.3 million of the increase is attributable to an accrual for a milestone payable upon the successful conclusion of a phase 2 trial for ozarelix, such that the data support the commencement of a phase 3 trial.

General and administrative expenses decreased by approximately $0.3 million, from approximately $4.7 million in the nine-month period ended September 30, 2005 to approximately $4.4 million in the nine-month period ended September 30, 2006, primarily due to a decrease in legal expense in connection with the lawsuit regarding our patent challenge of GlaxoSmithKline’s Imitrex® injection.  As described elsewhere in this report, the agreement with Par for the distribution of our generic products obligates Par to provide financial and legal support, including the payment of all legal expenses, for the ongoing patent challenge for sumatriptan succinate injection.

Stock-based charges increased by approximately $5.4 million, from $0.9 million in the nine-month period ended September 30, 2005 to approximately $6.3 million in the nine-month period ended September 30, 2006, primarily due to our adoption of SFAS 123(R), effective January 1, 2006. Also in the nine-month period ended September 30, 2006, we recorded a stock-based charge of approximately $2.7 million in connection with the acquisition of the oncology assets of Targent, Inc. and approximately $0.6 million in connection with a payment to Altair Nanotechnologies, Inc., the licensor of RenaZorb™, of a milestone pursuant to our license agreement and additional amounts for transfer of technology related to formulation improvements to RenaZorb™.

Other income consisted of net interest income of approximately $2.0 million for the nine-month period ended September 30, 2006 and approximately $0.8 million for the nine-month period ended September 30, 2005. The increase of approximately $1.2 million is attributable to significantly higher average interest rates and balances of investable funds in 2006.

Off-Balance Sheet Arrangements

None.

Contractual and Commercial Obligations

The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of September 30, 2006:

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	$—	$—	$—	$—	$—
Operating Lease Obligations (3)	$1,342	$469	$864	$9	$—
Purchase Obligations (4)	$3,501	$3,277	$224	$—	$—
Contingent Milestone Obligations (5)	$47,826	$3,772	$3,079	$1,875	$39,100
Total	$52,669	$7,518	$4,167	$1,884	$39,100

(1)                   The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Employment Agreements”.

(2)                   As of September 30, 2006, we had no capital lease obligations.

(3)                   The operating lease obligations are primarily the facility lease for our corporate office, which extends through June 2009.

(4)                   Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of September 30, 2006.

(5)                   Contingent milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of September 30, 2006, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will exceed the amount of the milestone obligation.

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

The potential contingent development and regulatory milestone obligations under all our licensing agreements, are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: commencement of phase 3 clinical trials, filing of new drug applications in each of the United States, Europe and Japan, and approvals from each of those regulatory agencies.

Given the uncertainty of the drug development process, we are unable to predict with any certainty when, if at all, any of the milestones will occur and, accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next twelve months. If the anticipated milestones are achieved, we will likely become obligated to issue approximately 250,000 restricted shares of our common stock and pay up to approximately $4 million in cash during the twelve-month period. If all of our contingent milestones were achieved, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $48 million as of September 30, 2006, would be due approximately as follows: $4 million in less than 1 year; $3 million between 1 and 3 years; $2 million between 3 and 5 years; and $39 million after 5 years.

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

Employment Agreements

We have entered into employment agreements with two of our executive officers, Dr. Shrotriya, Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2007 and July 1, 2007, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice at least 90 days prior to the commencement of the next year of such party’s intent not to renew the agreement. The agreements require each executive to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The agreements provide for an annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

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

Our investments as of September 30, 2006 are primarily in floating rate securities, short-term government securities and money market accounts. Because of our ability to redeem these investments at par with short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2006, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and selecting securities that generally have third party insurance coverage in the event of default by the issuer.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies in Europe, where some of our obligations are incurred in Euros. We mitigate such risk by maintaining a limited portion of our cash in Euros. Although fluctuations in exchange rates have an effect on our payment obligations, such fluctuations have not had a material impact on our financial condition or results of operations as of or for the nine-month period ended September 30, 2006.

ITEM 4. Controls and Procedures

We have established disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Vice President Finance (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report, or the Evaluation Date. Based on the foregoing, our Chief Executive Officer and Vice President Finance concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Sumatriptan succinate injection Paragraph IV Litigation

In October 2004, we filed with the FDA an abbreviated new drug application for sumatriptan succinate injection 6mg/0.5mL seeking approval to engage in the commercial manufacture, sale and use of the sumatriptan succinate injection product in the United States. Sumatriptan succinate injection is marketed by GlaxoSmithKline under the brand name Imitrex® injection and is used for the acute treatment of migraine attacks with or without aura and the acute treatment of cluster headache episodes in adults. On February 18, 2005, GlaxoSmithKline filed a lawsuit against us in the United States District Court for the District of Delaware, alleging infringement of the patent on Imitrex® injection.

While it is not possible to determine with any degree of certainty the ultimate outcome of the foregoing legal proceeding, we believe that we have a meritorious basis for our challenge of the patent.  Pre-trial briefs have been filed and a pre-trial hearing has been held. Trial is set to begin on November 13, 2006. Pursuant to our agreement with Par, Par shall provide financial and legal support, including payment of legal expenses, for the sumatriptan litigation. In addition, we have made other regulatory filings with the FDA related to sumatriptan succinate injection, which may result in additional legal proceedings related to this litigation that may impact this litigation.

On October 10, 2006, Dr. Reddy’s Laboratories announced that it settled its patent litigation with GlaxoSmithKline relating to sumatriptan succinate tablets, subject to government review.  This case was a separate proceeding from our case, held in the U.S. District Court for the Southern District of New York.

Additional information regarding this litigation can be found in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006, and our quarterly reports on Form 10-Q filed on May 8, 2006 and August 8, 2006.

Other

We are party to various other legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, we do not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

Our proprietary drug candidates, their target indications, and status of development are summarized in the following table:

Drug Candidate	Target Indication	Development Status

Satraplatin	Hormone Refractory Prostate Cancer	Late phase 3; rolling NDA submission has begun
	Metastatic breast cancer	Phase 2
	With Taxol® in advanced Non-small Cell Lung Cancer	Phase 2
	With Tarceva® in inoperable advanced Non-small Cell Lung Cancer	Phase 2
	With radiation therapy in Non-small Cell Lung Cancer	Phase 1/2
	With radiation therapy and Xeloda® in rectal cancer	Phase 1/2
	With Taxotere® in advanced solid tumors	Phase 1
	With Xeloda® in advanced solid tumors	Phase 1
	With Gemzar® in advanced solid tumors	Phase 1

Drug Candidate	Target Indication	Development Status
Levofolinic acid (LFA),	Osteogenic Sarcoma	NDA on file with FDA; CMC responses pending
Colorectal Cancer
EOquin™	Superficial (non-invasive) Bladder Cancer	Phase 2 completed; end of phase 2 meeting held with the FDA; IND filed; Pilot Safety Study initiated
Elsamitrucin	Refractory non-Hodgkin’s Lymphoma	Phase 2
Ozarelix (formerly SPI-153)	Hormone Dependent Prostate Cancer	Phase 2
	Benign Prostatic Hypertrophy	Phase 2
Lucanthone	Radiation Sensitizer for Brain Tumors and Brain Metastases	Phase 2
RenaZorb™	Hyperphosphatemia in End-stage Renal Disease	Pre-clinical
SPI-1620	Adjunct to Chemotherapy	Pre-clinical
SPI-205	Chemotherapy Induced Neuropathy	Pre-clinical

The development of our drug candidate, satraplatin, depends on the efforts of a third party and, therefore, its eventual success or commercial viability is largely beyond our control.

In 2002, we entered into a co-development and license agreement with GPC Biotech AG for the worldwide development and commercialization of our lead drug candidate, satraplatin. GPC Biotech has agreed to fully fund development and commercialization expenses for satraplatin. We do not have control over the drug development process and therefore the success of our lead drug candidate depends upon the efforts of GPC Biotech and its new sublicensee. GPC Biotech and its sublicensee may not be successful in the clinical development of the drug, the achievement of any additional milestones such as the acceptance of a New Drug Application, or NDA, filing by the FDA, or the eventual commercialization of satraplatin.

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

GlaxoSmithKline filed suit in United States federal court asserting that we have infringed one of their patents for Imitrex® injection by filing our ANDA for sumatriptan injection, the generic form of Imitrex® injection. This challenge may prevent us from commercializing sumatriptan injection until after the patent has expired and may require us to incur the significant effort of technical and management personnel.

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

Our continued defense against the charge of infringement by GSK could require us to divert significant effort of our technical and management personnel away from their regular activities in our business, which could substantially hinder our ability to conduct, advance and grow our business. Recently, GSK settled with Dr. Reddy’s Laboratories a similar patent litigation relating to sumatriptan succinate tablets in a separate proceeding.  It is not possible to evaluate whether such a settlement will impact our case, favorably or unfavorably.  However, through our strategic alliance with Par, Par has agreed to provide us with financial and legal support and therefore, the success of our defense is dependent on their efforts as well.

Risks Related to Our Stock

The market price and volume of our common stock fluctuate significantly and could result in substantial losses for individual investors.

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price and volume of our common stock to decrease. In addition, the market price and volume of our common stock is highly volatile. Factors that may cause the market price and volume of our common stock to decrease include fluctuations in our results of operations, timing and announcements of our bio-technological innovations or new products or those of our competitors, FDA and foreign regulatory actions, developments with respect to patents and proprietary rights, public concern as to the safety of products developed by us or others, changes in health care policy in the United States and in foreign countries, changes in stock market analyst recommendations regarding our common stock, the pharmaceutical industry generally and general market conditions. In addition, the market price and volume of our common stock may decrease if our results of operations fail to meet the expectations of stock market analysts and investors. Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. During 2005, the price of our common stock ranged between $3.51 and $7.50, and the daily trading volume was as high as 1,368,400 shares and as low as 16,700 shares. During 2006 through October 31, 2006, the price of our common stock has ranged between $3.36 and $6.20, and the daily trading volume has been as high as 6,624,100 shares and as low as 24,300 shares.

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

In December 2000, we adopted a stockholder rights plan pursuant to which we distributed rights to purchase units of our series B junior participating preferred stock. The rights become exercisable upon the earlier of ten days after a person or group of affiliated or associated persons has acquired 15% or more of the outstanding shares of our common stock or ten business days after a tender offer has commenced that would result in a person or group beneficially owning 15% or more of our outstanding common stock. These rights could delay or discourage someone from acquiring our business, even if doing so would benefit our stockholders. We currently have no stockholders who own 15% or more of the outstanding shares of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our last periodic report, we issued (i) on October 4, 2006, 2,000 shares of our common stock upon the conversion of 1 share of our Series E Convertible Voting Preferred Stock, at a conversion price of $5.00 per share, (ii) on November 2, 2006, 240,000 shares of our common stock upon the conversion of 120 shares of our Series E Preferred Converting Voting Preferred Stock, at a conversion price of $5.00, and (iii) on November 2, 2006, 331,914 shares of our common stock upon the conversion of 78 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock, at a conversion price of $2.35 per share.  All of these shares of our common stock were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided under Section 3(a)(9) of the Securities Act.  We received no additional consideration for these conversions.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

Information regarding our Annual Meeting of Stockholders on July 6, 2006 was provided in Part II, Item 4, of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2006.

ITEM 5. Other Information (not previously reported in a Form 8-K)

None

ITEM 6. Exhibits

Exhibit No.	Description
3.1

Amended Certificate of Incorporation of the Registrant.  (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2006, and incorporated herein by reference.)

3.1.1

First Amendment to the Certificate of Designation of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2006, and incorporated herein by reference.)

4.1	Fourth Amendment to the Rights Agreement. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2006, and incorporated herein by reference.)

4.2+	Amendment No. 5 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation.

10.1+#	Share Subscription Agreement by and between the Registrant and J B Chemicals & Pharmaceuticals Limited dated as of August 4, 2006.

10.2+	Spectrum Pharmaceuticals, Inc. Third Amended and Restated 1997 Stock Incentive Plan.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPECTRUM PHARMACEUTICALS, INC.

Date: November 3, 2006	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended Certificate of Incorporation of the Registrant.  (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2006, and incorporated herein by reference.)

3.1.1

First Amendment to the Certificate of Designation of Series B Junior Participating Preferred Stock of the Registrant. (Filed as Exhibit 3.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2006, and incorporated herein by reference.)

4.1	Fourth Amendment to the Rights Agreement. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2006, and incorporated herein by reference.)

4.2+	Amendment No. 5 to the Rights Agreement dated as of December 13, 2000 by and between the Registrant and U.S. Stock Transfer Corporation.

10.1+#	Share Subscription Agreement by and between the Registrant and J B Chemicals & Pharmaceuticals Limited dated as of August 4, 2006.

10.2+	Spectrum Pharmaceuticals, Inc. Third Amended and Restated 1997 Stock Incentive Plan.

31.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Vice President Finance, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Vice President Finance, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+   Filed herewith.

#   Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to
Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.