Form 10-K/A
period 2006-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2007-04-30
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 000-28782
Spectrum Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	93-0979187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

157 Technology Drive	92618
Irvine, California	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (949) 788-6700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	The NASDAQ Global Market
Common Stock Purchase Warrants
Rights to Purchase Series B Junior Participating Preferred Stock
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2006 was $94,476,000 based on the closing sale price of such common equity on such date.
There were 25,670,721 shares of common stock, $.001 par value, outstanding at the close of business on April 27, 2007.

EXPLANATORY NOTE
On March 14, 2007, Spectrum Pharmaceuticals, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission (the “SEC”). Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13 and 14 of Part III in this Form 10-K/A filing. Except as set forth in Part III below, no other changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

i

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors
     Our Board of Directors currently consists of six annually elected directors, Richard D. Fulmer, Stuart M. Krassner, Anthony E. Maida, Dilip J. Mehta, Rajesh C. Shrotriya and Julius A. Vida.
     The following provides information regarding the current members of our Board of Directors, their ages, the year in which each first became a director of the Company, their principal occupations or employment during the past five years and any family relationship with any other director or executive officer of the Company:

Richard D. Fulmer, M.B.A.	Mr. Fulmer, 61, has been a director of Spectrum since September 2005. His career spans over thirty years, including twenty-four years spent at Pfizer, Inc., a NYSE listed pharmaceutical company, where he held senior positions in marketing, business development, and general management. Mr. Fulmer retired from Pfizer in 2001 and since that time has served as a business advisor to early stage companies in the pharmaceutical industry. He is an Advisory Board Member of Avaan Therapeutics, Inc. From 1998 until his retirement, Mr. Fulmer was Vice President and General Manager of Pfizer’s US Veterinary healthcare business, with accountability for the management of sales, marketing, and medical operations. Prior to that assignment, Mr. Fulmer served as Pfizer’s Vice President for Licensing and Development from 1993 to 1997, with responsibility for corporate licensing and business development activity, which included the acquisition of new drugs and technology for the global pharmaceutical business. Chief among his accomplishments was the formation of a strategic alliance with Eisai for the Alzheimer’s drug Aricept. He also led the effort to license the cholesterol reduction product Lipitor, and was also responsible for creating a multi-company alliance for the commercialization of Exubera, a pulmonary insulin product. During his tenure in licensing, he became a prominent speaker at industry conferences and a member of the Licensing Executive Society. Mr. Fulmer was also a Vice President of Marketing for Pfizer where he played a key role in the introduction and commercial success of several market leading drugs, including Diflucan, Zoloft, and Glucotrol. Prior to joining Pfizer, Mr. Fulmer was a Senior Financial Analyst for the Ford Motor Company and served as a Captain in the United States Marine Corps. He received an MBA in Finance from George Washington University in 1973. He also holds a B.S. in Economics from the University of Oregon (1967) and a Diploma in International Business from the Netherlands School of Business, Nijenrode University.

Stuart M. Krassner, Sc.D., Psy.D	Dr. Krassner, 71, has been a director of Spectrum since December 2004 and was previously a member of our Scientific Advisory Board from 1996 to 2001. Dr. Krassner’s career spans four decades of experience in various positions at the University of California, Irvine (UCI), most recently as Professor Emeritus of Developmental and Cell Biology at the School of Biological Sciences. While at UCI, he developed and reinforced FDA and NIH compliance procedures for UCI-sponsored human clinical trials, established UCI’s first Institutional Review Board, and at one time headed all contract and grant activities. Dr. Krassner has also been retained by a number of public and private pharmaceutical, medical device and other companies to provide scientific and regulatory advisory services, including FDA compliance. Dr. Krassner’s work has been published in numerous peer-reviewed U.S. journals. Dr. Krassner has been awarded grants from the National Institute of Health, the National Science Foundation and the World Health Organization. Dr. Krassner has been a member of the American Society of Protozoology, the American Society of Tropical Medicine and Hygiene, the Corporation of the Marine Biological Laboratories, Woods Hole, MA, and Sigma Xi, among others. Dr. Krassner received his Sc.D. from the Bloomberg School of Public Health at Johns Hopkins University. He holds a B.S. in Biology from Brooklyn College.

Anthony E. Maida, III, MA, MBA	Mr. Maida, 55, has been a director of Spectrum since December 2003. Mr. Maida has been the Acting Chairman of Dendri Therapeutics, Inc., a startup company focused on the clinical development of therapeutic vaccines for patients with cancer, since 2003. Mr. Maida has been serving as Chairman, Founder and Director of BioConsul Drug Development Corporation since 1999, providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Additionally, Mr. Maida also serves as a member of the Board of Directors of Sirion Therapeutics, Inc., a private ophthalmic-focused company. Mr. Maida served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system (CNS) where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. From 1999 to 2001, Mr. Maida held positions as Interim Chief Executive Officer for Trellis Bioscience, Inc., a private biotechnology company that addresses high clinical stage failure rates in pharmaceutical development, and CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. From 1992 until 1999, Mr. Maida served as President and CEO of Jenner Biotherapies, Inc., a biopharmaceutical company. From 1980 to 1992, Mr. Maida served in senior management positions with various companies including President and Chief Executive Officer of Cell Path, Inc., a biosciences company specializing in drug discovery and development, and Vice President Finance and Chief Financial Officer of Data Plan, Inc., a wholly owned subsidiary of Lockheed Corporation. Additionally, Mr. Maida currently works in the laboratory of Kit S. Lam, M.D., Ph.D., University of California, Medical Center, Department of Hematology and Oncology, where he is completing his doctoral work in immunology (advanced to Doctoral Candidacy). Mr. Maida serves on the Advisory Boards of EndPoint BioCapital, Sdn Bhd (Kuala Lumpur, Malaysia) and Innovera Life Science Fund and serves as a consultant and technical analyst for CMX Capital, LLC, Sagamore Bioventures, Roaring Fork Capital, North Sound Capital, and vFinance, both financial services companies. Additionally, Mr. Maida has been retained by Abraxis BioScience, Inc. and Takeda Chemical Industries, Ltd. (Osaka, Japan) and Novel Bioventures to conduct corporate and technical due diligence on investment opportunities. Mr. Maida is a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the International Society for Biological Therapy of Cancer, the American Association of Immunologists and the American Chemical Society and the Society of Toxicology. Mr. Maida received a B.A. Degree in History from University of Santa Clara 1975, received a B.A. degree in Biology from San Jose State University 1977, a MBA from the University of Santa Clara 1978, and received a MA in toxicology from San Jose University 1986.

Dilip J. Mehta, M.D., Ph.D	Dr. Mehta, 74, has been a director of Spectrum since June 2003 and member of our Scientific Advisory Board since 2001. Dr. Mehta has been self-employed as a pharmaceutical consultant since 1998. Dr. Mehta is a venture partner at Radius Ventures, LLC in New York. Dr. Mehta is a current member of the Psychopharmacology Advisory Committee to the U.S. Food and Drug Administration. From 1982 until he retired in 1997, Dr. Mehta held a number of executive management positions with Pfizer Inc., including Senior Vice President, U.S. Clinical Research, with responsibility for clinical research (Phases 1, 2 and 3) including data processing and statistical analysis for Pfizer drugs in the U.S., as well as supervised submissions of new drug applications for Cardura, Norvasc, Zoloft, Zithromax, Diflucan, Unasyn, Trovan, Viagra, Geodon, and a number of other drugs/supplements. Dr. Mehta serves as a member of the Board of Directors of Esvee Pharmaceuticals, Pvt. Ltd. (Pune, India), a private pharmaceutical company, and Bharat Serums & Vaccines Limited (Mumbai, India), a private biopharmaceutical company. From 1993 until 1997, Dr. Mehta served as Chair, Efficacy Section for the Pharmaceutical Research and Manufacturers of America (‘PhRMA’) in the International Conference on Harmonization and was a PhRMA topic leader for one of the Expert Working Group in Efficacy. From 1966 until 1982, Dr. Mehta held the position of Group Director, Clinical Research in the U.S. for Hoechst AG with supervision of Internal Medicine, Metabolic and Infectious Diseases and Cardiovascular groups. Dr. Mehta graduated from the University of Bombay, India, and holds an M.D., and received a Ph.D. in Pharmacology. Dr. Mehta was a Research Fellow in Clinical Pharmacology at Cornell University Medical College.

Rajesh C. Shrotriya, M.D	Dr. Shrotriya, 63, has been Chairman of the Board, Chief Executive Officer and President since August 2002 and a director of Spectrum since June 2001. From September 2000 to August 2002, Dr. Shrotriya served as President and Chief Operating Officer of Spectrum. Dr. Shrotriya also serves as a member of the Board of Directors of Antares Pharma, Inc., an AMEX listed drug delivery systems company. Prior to joining Spectrum, Dr. Shrotriya held the position of Executive Vice President and Chief Scientific Officer from November 1996 until August 2000, and as Senior Vice President and Special Assistant to the President from November 1996 until May 1997, for SuperGen, Inc., a publicly-held pharmaceutical company focused on drugs for life-threatening diseases, particularly cancer. From August 1994 to October 1996, Dr. Shrotriya held the positions of Vice President, Medical Affairs and Vice President, Chief Medical Officer of MGI Pharma, Inc., an oncology-focused biopharmaceutical company. Dr. Shrotriya spent 18 years at Bristol-Myers Squibb Company in a variety of positions most recently as Executive Director, Worldwide CNS Clinical Research. Previously, Dr. Shrotriya held various positions at Hoechst Pharmaceuticals, most recently as Medical Advisor. Dr. Shrotriya was an attending physician and held a courtesy appointment at St. Joseph Hospital in Stamford, Connecticut. In addition, he received a certificate for Advanced Biomedical Research Management from Harvard University. Dr. Shrotriya received his M.D. degree from Grant Medical College, Bombay, India, in 1974; his D.T.C.D. (Post Graduate Diploma in Chest Diseases) degree from Delhi University, V.P. Chest Institute, Delhi, India, in 1971; M.B.B.S. (Bachelor of Medicine and Bachelor of Surgery — equivalent to an M.D. degree in the U.S.) from the Armed Forces Medical College, Poona, India, in 1967; and a B.S. with Chemistry degree from Agra University, Aligarh, India, in 1962.

Julius A. Vida, Ph.D.	Dr. Vida, 78, has been a director of Spectrum since April 2003. Dr. Vida serves as a member of the Board of Directors of Medarex, Inc., a NASDAQ listed company focused on the discovery and development of human antibody-based therapeutic products, CSS ALMAC, (UK), a private biotechnology holding company, FibroGen, Inc., a private pharmaceutical company, and YM Biosciences, Inc. (Canada), an AMEX listed pharmaceutical development company that focuses on cancer therapeutics. Since 1993, Dr. Vida has been a self-employed pharmaceutical consultant with VIDA International Pharmaceutical Consultants. From 1975 until his retirement in 1993, Dr. Vida held various positions at Bristol-Myers Squibb and its predecessors. From 1991 to 1993, Dr. Vida was Vice President, Business Development, Licensing and Strategic Planning, and from 1985 to 1991, he was Vice President, Licensing. Dr. Vida graduated from Pazmany Peter University, Budapest, Hungary, holds an M.S. and a Ph.D. in Organic Chemistry from Carnegie Institute of Technology, was a R.B. Woodward Postdoctoral Fellow at Harvard University, and holds an M.B.A. from Columbia University.
Executive Officers
     The following provides information regarding our Executive Officers, including their names, ages, business backgrounds, and the year in which each first became an officer of the Company.
Name and Age

Rajesh C. Shrotriya, M.D. (63) Chairman of the Board, Chief Executive Officer and President	Information regarding Dr. Shrotriya is provided above.

Luigi Lenaz, M.D. (66) Chief Scientific Officer	Dr. Lenaz has served as Chief Scientific Officer since February 2005. From November 2000 until February 2005, Dr. Lenaz served as the President of Spectrum’s Oncology Division. Prior to joining Spectrum Pharmaceuticals, Inc., he was Senior Vice President of Clinical Research and Medical Affairs from October 1997 to June 2000 of SuperGen, Inc., a NASDAQ listed pharmaceutical company dedicated to battling cancer. Previously, he was Senior Medical Director, Oncology Franchise Management for Bristol-Myers Squibb, a pharmaceutical company, from 1990 to 1997 and was Director, Scientific Affairs, Anti-Cancer for Bristol-Myers Squibb from 1978 to 1990. Dr. Lenaz was a Post Doctoral Fellow at both the Memorial Sloan-Kettering Cancer Center in New York and the National Cancer Institute in Milan, Italy. He received his medical training at the University of Bologna Medical School in Bologna, Italy.

Shyam K. Kumaria (57) Vice President Finance	Mr. Kumaria has served as Vice President Finance since December 2003. From 1996 to 2003, he provided financial and management consulting services to private companies. From 1984 to 1996, he served in senior executive and management positions for several companies including Deloitte & Touche. Mr. Kumaria became a Chartered Accountant in London, England in 1973 and a Certified Public Accountant in 1978. He received an Executive MBA from Columbia University in 1984.
The Audit Committee
     The Audit Committee is currently comprised of Messrs. Fulmer (Chair) and Maida, and Dr. Krassner. The Board of Directors has determined that Messrs. Fulmer and Maida are Audit Committee financial experts within the meaning of SEC rules and are independent pursuant to the NASDAQ Global Market Listing Standards. Please see Item 10 “Directors” for information regarding Messrs. Fulmer’s and Maida’s and Dr. Krassner’s relevant experience.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC and NASDAQ with respect to all equity securities of the Company.
     Based solely upon our review of the copies of reporting forms furnished to us and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Exchange Act applicable to our directors, officers and any persons holding ten percent or more of our Common Stock with respect to our fiscal year ended December 31, 2006, were satisfied on a timely basis.
Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002. A copy of the Code of Business Conduct and Ethics will be provided to any person, without charge, upon oral request to (949) 788-6700 or upon written request to Investor Relations, Spectrum Pharmaceuticals, Inc., 157 Technology Drive, Irvine, CA 92618. Amendments to the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, if any, will be posted on our website at www.spectrumpharm.com. The Company will disclose any waivers of provisions of our Code of Business Conduct and Ethics that apply to our directors and principal executive, financial and accounting officers by disclosing such information on Form 8-K.
Item 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
About the Compensation Committee
     The Compensation Committee of the Board of Directors is comprised of three directors each of whom is “independent” within the meaning of the NASDAQ director independence standards, a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee’s responsibilities include, but are not limited to: reviewing and evaluating the Company’s compensation arrangements for executive officers, reviewing the compensation philosophy of the Company, determining the compensation of the chief executive officer (CEO) and other executive officers of the Company, and reviewing and approving bonus compensation plans, including equity incentive awards. The Compensation Committee determines the compensation of the Company’s CEO independently, and the compensation of other executive officers in consultation with the CEO. The Compensation Committee is made up of individuals with many years of experience in both academia as well as the pharmaceutical industry. All of the members have had years of experience in evaluating the performance of and providing compensation recommendations at corporations and in academia.
Compensation Philosophy and Objectives
     The rapid growth in recent years of the Company’s pipeline of products, and its aggressive plans for future growth, has shaped the Compensation Committee’s executive compensation philosophy. This philosophy, including as applied to the CEO, is to attract and retain professionals of the highest caliber, capable of leading the Company to fulfillment of its ambitious business objectives, by offering highly competitive compensation opportunities that reward executives for their individual contributions towards the Company’s short-term and long-term objectives. Competition for attracting the best talent in the pharmaceutical industry is very intense, especially in Orange County, California, where the industry has only a small presence and the cost of living is very high. Accordingly, in light of the intense competition for highly qualified executives, the Company’s executive officers are eligible for competitive salary adjustments, cash bonuses and equity compensation based upon periodic evaluations of individual and Company performance.

     The Compensation Committee believes that its compensation philosophy aligns the interests of the Company’s executive officers with those of the Company’s stockholders, and is necessary to incentivize individual executives to peak performance in advancing the Company’s short-term and long-term business objectives. It is designed to reward hard work, dedication and the achievement of both individual and Company goals.
Key Elements of Executive Compensation
     The principal elements of compensation for the Company’s executive officers are:
•	Base salary;

•	Cash bonuses; and

•	Equity incentive awards.
     Base Salary. The base salaries of the Company’s executive officers are established as part of an annual compensation adjustment cycle. In establishing those salaries, the Compensation Committee considers the executive’s level of responsibility, experience and individual performance, and the Company’s performance, as well as information regarding salary ranges paid to executives with comparable duties in similar companies.
     Cash Bonuses. The Compensation Committee typically grants annual cash bonuses to executives as part of their annual overall compensation. Such cash bonuses are a reward for achievement of individual goals as well as goals achieved by the Company as a whole. The amount of the bonuses is determined based upon the achievement of such goals, reference to past bonuses paid and information regarding bonuses paid to executives with comparable duties in similar companies.
     Equity Incentive Awards. Equity incentive awards are an important short-term and long-term compensation tool. The Compensation Committee endorses the position that granting equity incentive awards, including stock options and restricted stock, to the Company’s executive officers (stock options are a benefit offered to all employees) can be very beneficial to stockholders because it aligns management’s and stockholders’ interests in the enhancement of stockholder value. An executive officer receives value from these grants only if he or she remains employed by the Company during the vesting period, and, with regard to stock options, only if the Company’s common stock appreciates (typically, options are granted with an exercise price equal to the closing market price of the Company’s Common Stock on the date of grant). In addition, equity incentive awards are an important compensation tool to utilize in attracting and retaining high caliber professionals. In determining the number of shares subject to an equity incentive award, the Compensation Committee takes into account the officer’s position and level of responsibility, the officer’s performance, the officer’s existing stock and unvested stock holdings, the competitiveness of the executive officer’s overall compensation arrangements, including equity awards and reference to information regarding equity awards paid to executives with comparable duties in similar companies. In deciding whether to grant stock options or restricted stock, the Compensation Committee will review market factors such as the Company’s stock price, past option grants as well as the tax impact on the executive officers of each type of grant. Also, the Compensation Committee has discussed granting performance-based equity incentive awards annually at the time of the Company’s annual stockholders meeting instead of at the end of the fiscal year.
     The Company also maintains a 401(k) Plan, available to all employees, that provides matching employee contributions in shares of the Company’s common stock in order to, among other things, align employees’ interests with the Company’s stockholders and to also encourage employees to save for retirement.
     The Compensation Committee believes that all three principal compensation elements combined fit well into its overall compensation objectives of attracting top talent for executive positions, incentivizing such executive officers, rewarding them for achievement of individual and Company goals, and aligning the interests of executive officers with those of the Company’s stockholders. The Compensation Committee also believes that it is necessary to compensate the executive officers competitively in all three principal elements in order to accomplish the above objectives.

Fiscal 2006 Compensation
     Because of the Company’s current stage of development, the use of traditional performance standards, such as profit levels and return on equity, are not appropriate in its evaluation of executive officer performance. Therefore, executive officer compensation is based primarily on advancement of the Company’s business objectives, including the achievement of product development milestones, the acquisition of new products, the recruitment and retention of highly qualified personnel, the maintenance of adequate financial resources, and the initiation and continuation of corporate collaborations, as well as individual contributions and achievement of individual business objectives by its executive officers.
     In determining fiscal 2006 compensation, the Compensation Committee reviewed compensation paid to executives with comparable duties in similar companies. The Compensation Committee was provided compensation lists of comparable companies from outside legal counsel to the Compensation Committee, an independent compensation consulting firm and management. Some of the companies on the lists included Cell Therapeutics, Progenics Pharmaceuticals, Exelixis, Telik, Pain Therapeutics, Dendreon, Depomed and Supergen.
     The Compensation Committee evaluated the Company’s 2006 performance as excellent insofar as the Company continued to execute on its strategy. The Compensation Committee believes that the Company met and exceeded goals set for it at the start of the year during 2006. Some of the important accomplishments during 2006 included:
•	the achievement of positive data for both satraplatin and ozarelix;

•	the advancement of the development of EOquin® and ozarelix toward phase 3 trials;

•	an increase in stock price of approximately 31%;

•	the acquisition of LFA, one of the Company’s leading proprietary drugs;

•	the entrance into a strategic alliance with Par Pharmaceuticals, one of the largest generic companies, for the marketing of the Company’s generic sumatriptan injection;

•	the settlement of the paragraph IV litigation with GlaxoSmithKline® for sumatriptan injection resulting in the right for the Company to exclusively distribute authorized generic versions of certain sumatriptan injection products;

•	the receipt of a $5 million milestone payment from Par Pharmaceuticals for sumatriptan injection;

•	the hiring of key individuals to advance the Company’s clinical programs;

•	the maintenance of tight control over the Company’s cash used in operations; and

•	the enhancement of the Company’s public profile, resulting in an expansion of the investor base and increased analyst coverage.
     Base Salary and Cash Bonuses. The base salaries for 2006 for the executive officers were set at the end of 2005 based upon the factors that were discussed in the Compensation Committee report in last year’s proxy statement which included the excellent performance of the executive officers and the Company in 2005. At the end of 2006, the Compensation Committee, with reference to the factors discussed above, reviewed the compensation of each executive officer. Based upon its review, the Compensation Committee awarded bonuses for 2006 contributions and increased the salary levels of the Company’s executive officers for 2006 due to their excellent performance in advancing the Company’s business objectives as well as the excellent performance of the Company. As discussed below, the base salary of the CEO has remained unchanged since January 1, 2004.
     Equity Incentive Awards. Based upon the excellent individual and Company performance in 2006, and as an incentive for continued excellence in the future, at the end of 2006, the Compensation Committee granted equity incentive awards to the executive officers. In determining the number of shares subject to an equity incentive award, the Compensation Committee took into account the factors discussed above. Dr. Luigi Lenaz, the Chief Science Officer, was also awarded an equity incentive award in September 2006 in part for his work in connection with satraplatin, including its in-licensing.

     Chief Executive Officer Compensation. The Compensation Committee subscribes to the notion that an emerging growth company, like Spectrum, achieves success and ultimately substantial returns for its stockholders, based on the vision and dedication of its management team, especially its CEO. Dr. Rajesh C. Shrotriya, the Company’s CEO and President, set forth a new vision for Spectrum when he was appointed CEO in 2002 and the Compensation Committee believes that he, and the team he has assembled, has done an excellent job in implementing that vision over the past four plus years. In addition, Dr. Shrotriya’s qualifications as a medical doctor and his ability to lead the Company and to manage its scientific programs and business strategy make him critical to the continued successful implementation of that vision. The Compensation Committee considered these factors, as well as the same factors discussed above, in setting the compensation of Dr. Shrotriya. The Compensation Committee also made reference to the compensation of CEOs of similarly sized companies in the pharmaceutical industry in order to ensure that the total compensation paid by the Company to Dr. Shrotriya, including salary, bonus, equity incentive awards, benefits and other compensation, was highly competitive. The Compensation Committee believes that a highly competitive compensation package is necessary because of the importance of a CEO to a small emerging growth company and in particular, one with the background, experience and track record of Dr. Shrotriya. For 2006, the Compensation Committee determined that Dr. Shrotriya met and exceeded goals set for him at the start of the year; his outstanding contributions are reflected in the Company’s achievements in 2006 as set forth above. In recognition of his continued excellent performance during 2006, the Compensation Committee awarded a cash bonus and an equity incentive award. The Compensation Committee maintained the base salary of Dr. Shrotriya, unchanged since January 1, 2004, because the Compensation Committee believes that it is at an appropriate level. In addition, Dr. Shortriya was also awarded an equity incentive award in September 2006 in part for his work in connection with satraplatin, including its in-licensing. Dr. Shrotriya also has personal use of a Company car.
Payments upon Termination of Employment or Change-in-Control
     Both Dr. Shrotriya and Dr. Lenaz have employment agreements that provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated without cause, if the officer’s employment is terminated due to a change in control or is adversely affected due to a change in control and the officer resigns. The benefits are described in this Annual Report below under “Executive Employment Agreements, Termination of Employment and Change-in-Control Arrangements.” The severance payments are designed to protect the earned benefits of the executive officers against being terminated without cause or the adverse changes that may result from a change in control of the Company. The level of payments provided under the agreements for the executives reflects the Compensation Committee’s assessment of market conditions to provide a competitive level of compensation if the executive officer is impacted by a termination without cause or a change of control of the Company as well as a recognition of the effort provided by the executive over his time of service to the Company.
Impact of Accounting and Tax Treatments on Compensation.
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”. This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in the consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option. This accounting change has not impacted the Compensation Committee’s compensation philosophy of using equity incentive awards as an important part of total compensation.
     As discussed above, in deciding whether to grant stock options or restricted stock, the Compensation Committee will consider the tax impact that such grants have on the executive officer.
     Section 162(m) of the Internal Revenue Code currently imposes a $1 million limitation on the deductibility, for Federal income tax purposes, of certain compensation paid to each of its five highest paid executives. In light of the Company’s significant net operating losses, Section 162(m) is not considered to be a significant factor in establishing executive officer compensation for the foreseeable future.

     Compensation Committee Report
      The following Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference therein.
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for 2006 and the Company’s 2007 Proxy Statement.
Stuart M. Krassner, Sc.D., Psy.D., Chair
Dilip J. Mehta, M.D., Ph.D.
Julius A. Vida, Ph.D.

     Summary Compensation Table
     The following information sets forth summary information concerning the compensation we paid or accrued during 2006 to our named executive officers.

				Stock	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)(1)	Compensation ($)		Total ($)
Rajesh Shrotriya	2006	500,000	250,000	168,891	1,422,339	47,847	(2)	2,389,077
Chairman, Chief Executive Officer and President
Luigi Lenaz	2006	350,000	100,000	33,317	577,599	10,310	(3)	1,071,226
Chief Scientific Officer
Shyam Kumaria	2006	237,500	50,000	22,211	249,196	20,302	(3)	579,209
Vice President and Secretary

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123R”), disregarding adjustments for forfeiture assumptions relating to service-based vesting conditions, of awards granted pursuant to the Company’s equity incentive plans, and includes amounts from awards granted prior to 2006. In the case of Dr. Shrotriya, the $168,891 stock award charge reflects the charge for the initial 25% vesting on his restricted stock award on January 1, 2006 and a full year charge for the 25% increment vesting on January 1, 2007. The compensation expense recognized in accordance with SFAS 123R is based on the estimated fair value of grants as of the grant date, using the Black Scholes option pricing model for option awards. For additional information, refer to note 9 of the Company’s financial statements in the Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 14, 2007.

(2)	Amounts include: (a) annual 401(k) matching contribution made by us in shares of our Common Stock, which is a benefit offered to all our employees, (b) premiums paid on healthcare and life insurance policies, which are benefits that are offered to all of our employees, (c) amounts related to the personal use of a leased company car, gas and repairs, and (d) legal fees related to negotiations of his employment agreement. No individual component of this amount exceeds $25,000.

(3)	Amounts include: (a) annual 401(k) matching contribution made by us in shares of our Common Stock, which is a benefit offered to all our employees, and (b) premiums paid on healthcare and life insurance policies, which are benefits that are offered to all of our employees.
     Grants of Plan Based Awards in 2006
     The following table provides information about equity and non-equity awards granted to the named executive officers in 2006. There can be no assurance that the Grant Date Fair Value of Stock Awards will ever be realized by the named executive officers. The amount of the stock awards that were expensed in 2006 is shown in the Summary Compensation Table provided above.

						Grant
				All Other		Date
				Option		Fair
			All Other	Awards:	Exercise	Value of
		Compensation	Stock Awards:	Number of	or	Stock
		Committee	Number of	Securities	Base Price	and
	Grant	Approval	Shares of	Underlying	of Option	Option
Name	Date	Date	Stock (#)	Options (#)	Awards ($)	Awards ($)(1)
Rajesh Shrotriya	01/01/06	12/05/05	80,000	200,000	4.23	926,400
	09/26/06	09/26/06		150,000	5.08	483,000
Luigi Lenaz	09/26/06	09/26/06		100,000	5.08	322,000
	12/08/06	12/08/06		150,000	5.91	540,000
Shyam Kumaria	12/08/06	12/08/06		100,000	5.91	360,000
The exercise price of all the option awards listed above is equal to the fair market value on the dates of grant in accordance with the terms of the Company’s equity incentive plans. All the awards reflected listed above vest annually in equal 25% increments with 25% immediately vested on the date of grant.

(1) The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123R.

     Outstanding Equity Awards at Fiscal Year-End 2006
     The following table provides information on the holdings of outstanding stock option and stock awards by the named executive officers as of December 31, 2006. The market value of the stock awards is based on the closing market price of the Company’s Common Stock as of December 31, 2006, which was $5.53 per share.

	Option Awards					Stock Awards
	Number of
	Securities	Number of
	Underlying	Securities
	Unexercised	Underlying				Number of Shares of		Market Value of
	Options (#)	Unexercised Options (#)			Option Expiration	Stock that have not		Shares of Stock that
Name	Exercisable	Unexercisable		Option Exercise Price ($)	Date	Vested (#)		have not Vested ($)
Rajesh Shrotriya	6,000	4,000	(1)	151.56	09/01/10
	3,000	—		101.58	11/22/10
	3,000	—		92.19	02/12/11
	600	—		107.75	06/11/11
	8,000	—		75.00	10/09/11
	12,000	—		4.75	06/17/12
	145,000	—		1.06	09/25/12
	225,000	—		1.99	09/05/13
	215,000	—		4.90	09/12/13
	450,000	—		6.05	07/10/14
	250,000	250,000	(2)	6.66	01/03/15
	75,000	125,000	(2)	4.23	01/01/16
						60,000	(3)	331,800
	37,500	112,500	(2)	5.08	09/26/16

Luigi Lenaz	1,200	—		101.58	11/22/10
	1,200	—		75.00	10/09/11
	2,000	—		9.75	05/17/12
	5,000	—		4.75	06/17/12
	54,750	—		1.06	09/25/12
	100,000	—		1.99	03/28/13
	40,000	—		4.90	09/12/13
	150,000	—		6.05	07/20/14
	50,000	50,000	(2)	6.66	01/03/15
	50,000	50,000	(2)	4.26	12/06/15
						22,500	(4)	124,425
	25,000	75,000	(2)	5.08	09/26/16
	37,500	112,500	(2)	5.91	12/08/16

Shyam Kumaria	50,000	—		6.20	12/08/13
	75,000	—		6.05	07/10/14
	25,000	25,000	(2)	6.66	01/03/15
	20,000	20,000	(2)	4.26	12/06/15
						15,000	(4)	82,950
	25,000	75,000	(2)	5.91	12/08/16

(1)	Shares vest upon achievement of certain performance criteria.

(2)	Shares vest annually in equal 25% increments with 25% immediately vested on the date of grant.

(3)	Shares granted January 1, 2006 with 25% immediately vested on the date of grant, and continuing to vest in equal 25% increments every January 1st thereafter.

(4)	Shares granted December 6, 2005 with 25% vesting on January 1, 2006, and continuing to vest in equal 25% increments every January 1st thereafter.

      Stock Vested Table in Fiscal Year 2006
     The following table provides information regarding the number of shares acquired upon vesting in 2006 and the value realized by the named executive officers.

	Stock Awards
	No. of	Value
	Shares	Realized
	Acquired on	on
Name	Vesting (#)	Vesting ($)
Rajesh Shrotriya	20,000	84,600
Luigi Lenaz	7,500	31,725
Shyam Kumaria	5,000	21,150
Executive Employment Agreements, Termination of Employment and Change-in-Control Arrangements
     We have entered into employment agreements with two of our named executive officers, Dr. Shrotriya, President and Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2007 and July 1, 2008, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the next year. The employment agreements require each officer to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The employment agreements provide for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of the Board of Directors.
     Under the employment agreements, each officer is entitled to receive additional employment benefits, including the right to participate in any pension or profit sharing plan and to receive life, medical, dental or other benefits. Each officer is also entitled to receive not less than four weeks per year of paid vacation. The employment agreements also provide for reimbursements of expenses incurred in performing duties for the Company, including: entertaining business prospects; maintaining and improving professional skills through continuing education; and business related travel, costs and entertainment. In addition, Dr. Shrotriya is entitled to a monthly vehicle allowance and reimbursements for automobile related expenses (including insurance and maintenance expenses).
     Each officer’s employment may be terminated due to expiration of the Term of his employment agreement, mutual agreement, death or disability, or by us for cause (as that term is defined in the respective employment agreements) or without cause, or by the officer at any time upon ninety days’ notice. The employment agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated by us at the expiration of the Term of the agreement, the officer is terminated without cause, if the officer’s employment is terminated (other than by the officer) due to a change in control, or the officer is adversely affected (as described below) in connection with a change in control and the officer resigns. However, if the officer terminates his employment at any time upon ninety days’ notice, or death or disability, he shall not be entitled to any severance.

     If the officer is terminated without cause or at the expiration of the term of the employment agreement, the guaranteed severance payments include the right to receive base salary for two years after termination. The officer is also entitled to two years of medical, dental and other employee benefits following termination. The officer may elect to receive a lump sum payment representing the aggregate cash compensation (including salary, bonus, auto allowance and any other cash or equivalent compensation, other than continued vacation accrual). In the event of such lump sum election, all insurance and other non-cash benefits shall cease.
     Pursuant to the terms of the employment agreement, all options held by the officer shall immediately vest and will be exercisable for up to one year from the date of termination; provided, however, if the Board determines that the officer’s employment is being terminated for the reason that the shared expectations of the officer and the Board are not being met, in the Board’s judgment, then the options currently held by the officer will vest in accordance with their terms for up to one year after the date of termination, with the right to exercise those options, when they vest, for up to approximately thirteen (13) months after the date of termination.
     If there is change of control of the Company, and (1) the officer’s employment is involuntarily terminated or (2) the officer is adversely affected in terms of overall compensation, benefits, title, authority, reporting relationships, location of employment or similar matters and the officer elects to resign from full service to the Company, the officer shall be provided with senior executive outplacement services at an outplacement or executive search firm, and the cash compensation and all benefits to which the officer is entitled hereunder shall be discontinued twenty-four (24) months after the date of election (or earlier, if a lump sum payment of cash compensation is specified). The officer, at his election, shall have the right to request and, if requested, shall be paid the full cash value of all amounts of cash compensation due for the 24-month period (including salary, approved bonus, auto allowance, and any other cash or equivalent compensation) in a lump sum. In the event of such election, all insurance and noncash benefits shall cease.
     Pursuant to the terms of the employment agreement, all options granted to officer shall vest to the same extent as provided in the case of a termination without cause. Also, if an acquirer of 100% of the Company’s stock is itself a publicly held company, the Company shall make reasonable efforts to negotiate that the officer shall have the right, but not the obligation, to convert all of his vested options into options to purchase the acquirer’s stock and shall have two (2) years to exercise those options, but the Company shall have no obligation to the officer if it fails to secure such rights or concludes that pursuing such rights would materially prejudice the interest of the stockholders of the Company.
     The employment agreements also provide that, upon the officer’s retirement (voluntary termination after reaching the Company’s retirement age or age 65, whichever occurs first), all options held by the officer will become fully vested.
     Notwithstanding the terms of the executive employment agreements as discussed above, the executive’s options are subject to the terms of the respective stock incentive plans and individual agreements governing such options.
     In the event of the death of the officer, all compensation shall be paid based on value at time of death.
     Each officer agrees during the term of his employment by the Company and thereafter that he will not disclose, other than to an authorized employee, officer, director or agent of the Company, any information relating to the Company’s business, trade, practices, trade secrets or know-how or proprietary information without the Company’s prior express written consent. Following termination of the officer’s employment, the officer shall be permitted to continue in his usual occupation and shall not be prohibited from competing with the Company except during the two (2) year severance period and in the specific industry market segments in which the Company competes and which represent twenty percent (20%) or more of the Company’s revenues. For a period of one (1) year following the termination of the officer’s employment with the Company for any reason, the officer shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees to leave their employment.

     Potential Payments Upon Termination or Following a Change in Control
     The tables below reflect the amount of compensation to each of the named executive officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon voluntary termination without cause, retirement, involuntary without cause termination, for cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2006 and use the closing price of our common stock as of December 29, 2006 ($5.53), and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

	Voluntary
	Termination				Involuntary	Involuntary	Change in Control
	Without				Termination	Termination	(Qualifying
	Cause	Retirement ($)	Death	Disability	Without Cause ($)	For Cause	Termination) ($)
Rajesh Shrotriya

Cash Severance payments	—	—	—	—	1,533,372	—	1,533,372
Benefit payments	—	—	—	—	46,052	—	86,052
Vesting Acceleration — Options	—	—	—	—	180,625	—	180,625
Vesting Acceleration — Restricted stock	—	—	—	—	—	—	331,800

	—	—	—	—	1,760,049	—	2,131,849

Luigi Lenaz

Cash Severance payments					940,000		940,000
Benefit payments	—	—	—	—	3,020	—	43,020
Vesting Acceleration — Options	—	97,250	—	—	97,250	—	97,250
Vesting Acceleration — Restricted stock	—	—	—	—	—	—	124,425

	—	97,250	—	—	1,040,270	—	1,204,695

Shyam Kumaria

Cash Severance payments	—	—	—	—	—	—	—
Benefits payments	—	—	—	—	—	—	—
Vesting Acceleration — Options	—	—	—	—	—	—	25,400
Vesting Acceleration — Restricted stock							82,950

	—	—	—	—	—	—	108,350

Cash severance payments: Includes base salary, bonus and auto allowance payable, pursuant to terms of employment agreements described above, for two years.
Benefit payments: Includes COBRA insurance payments for healthcare insurance premiums payable, pursuant to terms of employment agreements, for two years unless the lump-sum option is elected. Under the “Change in Control“ scenario, an estimated cost for outplacement services is also included, pursuant to terms of the employment agreements.
Vesting Acceleration - Options: Includes the aggregate fair value of those stock options whose vesting is accelerated upon termination, either pursuant to terms of the employment agreements described above, or pursuant to terms of the Company’s equity incentive plans. The calculation of such fair value is based on the difference between the last closing price of our Common Stock, on or before December 31, 2006, and the exercise price of the options.
Vesting Acceleration - Restricted stock: Includes the aggregate fair value of restricted stock whose vesting is accelerated upon termination pursuant to terms of the Company’s equity incentive plans. The calculation of such fair value is based on the last closing price of our Common Stock, on or before December 31, 2006.

Compensation of Directors
     The following table shows 2006 compensation for our non-employee directors.

	Fees Earned or	Option	Stock
Name	Paid in Cash (1)($)	Awards (2)($)	Awards (2)($)	Total ($)
Richard D. Fulmer	45,000	38,928	5,325	89,253
Stuart M. Krassner	45,000	19,040	5,325	69,365
Anthony E. Maida	45,000	60,143	5,325	110,468
Dilip J. Mehta	36,001	60,143	5,325	101,469
Julius A. Vida	35,550	60,143	5,325	101,018

(1)	This column reports the dollar amount of cash compensation paid in 2006 for Board and committee service. Each non-employee director received an annual retainer of $20,000, $2,000 for each in-person Board of Directors meeting attended, $1,000 for each additional in-person Board of Director Meetings held on the day following an in-person Board Meeting and $1,000 for each telephonic Board of Director’s meeting attended. In addition, the lead director received an annual retainer of $1, the amount the lead director requested.

The Chairperson of our Audit Committee received $3,000 for each committee meeting attended (whether in-person or telephonically) while the other committee members of the Audit Committee received $1,000 for each committee meeting attended. The Chairperson of our Compensation Committee received $1,000 for each committee meeting attended (whether in-person or telephonically) while the other committee members of the Compensation Committee received $500 for each committee meeting attended. Each non-employee director serving as a member of our Placement Committee received $250 per committee meeting (whether in-person or telephonically) or action by Unanimous Written Consent. Each non-employee director serving as member of our Product Acquisition Committee received $2,000 per full day committee meeting attended and $1,000 per half day committee meeting attended. Our directors are also reimbursed for certain expenses incurred in connection with attendance at Board meetings. Directors who are also employees of the Company receive no compensation for service as directors.

(2)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123R, disregarding adjustments for forfeiture assumptions relating to service-based vesting conditions, of awards granted pursuant to the Company’s equity incentive plans, from awards granted prior to 2006. No options or stock awards were granted to the Board members in 2006. The compensation expense recognized in accordance with SFAS 123R is based on the estimated fair value of grants as of the grant date, using the Black Scholes option pricing model for option awards.

Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee, Drs. Krassner (Chair), Mehta and Vida, are not current or former officers or employees of the Company. There are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors.
     Our Board member Dr. Julius Vida, may become eligible to receive success fees equal to 3% of amounts paid by us under our license agreement with Johnson Matthey. Since the consulting agreement with Dr. Vida was entered into and terminated prior to his becoming a member of our Board of Directors, the approval of such agreement was not subject to our written related party transaction policy (described below) or any other policy that may have been in effect relating to approval of transactions between the Company and a member of the Board of Directors.
Comparison of Cumulative Total Returns
     The following Cumulative Total Returns Chart does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference therein.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Spectrum Pharmaceuticals Inc.	$100	$2	$9	$7	$5	$6
Custom Composite Index (15 Stocks)	$100	$45	$63	$35	$26	$30
S&P SmallCap 600	$100	$85	$118	$145	$156	$180
Russell 2000	$100	$80	$117	$139	$145	$171

The Custom Composite Index consists of Allos Therapeutics Inc., AVI Biopharma, Inc., Avigen Inc., Cortex Pharmaceuticals Inc., Genta Inc., Immunomedics Inc., Kosan Biosciences Inc., La Jolla Pharmaceutial Co., Maxim Pharmaceuticals Inc. (ending 4Q05), Neurobiological Technologies Inc., Sangamo BioSciences Inc., Seattle Genetics Inc., SuperGen Inc., Targeted Genetics Corp., and Vical Inc.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.
Based on information publicly filed and provided to us by the holders, the following table shows the amount of our Preferred Stock and Common Stock beneficially owned on April 27, 2007 (unless otherwise indicated) by holders of more than 5% of the outstanding shares of any class of our voting securities, other than with respect to Dr. Rajesh C. Shrotriya (our Chairman, Chief Executive Officer and President). Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to securities, unless footnoted to the contrary.

			Common
			Shares and
	Preferred	Percent of	Common	Percent of
	Shares	Preferred	Equivalents	Common
Name and Address	Beneficially	Stock	Beneficially	Shares
of Beneficial Owner	Owned (1)	Outstanding (2)	Owned (3)	Outstanding (3)
Joseph Edelman (4)	—	—	1,911,271	6.93%
c/o First New York Securities, LLC 850 Third Avenue, 8th Floor New York, NY 10022
David M. Knott (5) (6)	—	—	1,350,000	5.16%
c/o Dorset Management Corporation 485 Underhill Boulevard, Suite 205 Syosset, NY 11791
Portside Growth and Opportunity Fund (7) (8) (9)	102	60.00%	291,503	1.13%
c/o Ramius Capital Group, LLC 666 Third Avenue, 26th Floor New York, NY 10017
Rockmore Investment Master Fund, Ltd. (8) (9) (10) (11)	48	28.24%	160,561	*
650 Fifth Avenue, 24th Floor New York, NY 10019
Sands Brothers Venture Capital Funds I-IV LLC (8) (12) (13)	20	11.76%	68,000	*
90 Park Avenue, 31st Floor New York, NY 10016

*	Less than 1%

(1)	The amount relates to the shares of our Series E Preferred Stock (“Preferred Stock”) owned by the entity as of April 27, 2007. There are no outstanding shares of any other series of our Preferred Stock.

(2)	Represents the percentage ownership of the total number of our outstanding shares of Series E Preferred Stock.

(3)	Shares of Common Stock owned as of April 27, 2007 and shares of Common Stock subject to Preferred Stock, call options and warrants currently convertible or exercisable, or convertible or exercisable within 60 days of April 27, 2007, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Share numbers and percentages for each stockholder include all such shares of Common Stock that may be acquired through the conversion or exercise of convertible Preferred Stock, warrants or options held by such stockholder without regard to the limitations described in footnotes (6), (8), (9), (10) and (12) below, and therefore may not represent the number of shares or percentage of shares the stockholder is deemed to beneficially owned under applicable securities laws. On April 27, 2007, each share of Series E Preferred Stock was convertible into approximately 2,000 shares of our Common Stock.

(4)	Based upon the information filed by the holder with the SEC on Form SC - 13G, Joseph Edelman beneficially owns 1,911,271 shares of Common Stock comprised of (i) 1,813,584 shares held by Perceptive Life Sciences Master Fund, Ltd., a Cayman Islands company of which the investment manager is Perceptive Advisors LLC, a Delaware limited liability company of which Mr. Edelman is the managing member, and (ii) 97,687 shares held in an account of First New York Trading, LLC. Joseph Edelman is the natural person who exercises voting and investment control over the securities.

(5)	Based on information provided to us by the holder, Dorset Management Corporation provides investment management services to certain entities that own shares of Common Stock and warrants totaling 850,000 shares of Common Stock and 500,000 warrants. David M. Knott is the natural person who exercises voting and investment control over the securities beneficially owned by Dorset Management Corporation. Knott Partners, LP owns 237,600 shares and 179,500 warrants, Knott Partners Offshore Masterfund, LP owns 398,000 shares and 196,700 warrants, CommonFund Hedged Equity Co. owns 32,100 shares and 22,550 warrants, Good Steward Trading Company, SPC owns 10,100 shares and 6,400 warrants, Shoshone Partners, LP owns 159,200 shares and 89,250 warrants, Finderne LLC owns 10,900 shares and 5,600 warrants, Mulsanne Partners, LP owns 2,100 shares.

(6)	This entity owns warrants which provide that the number of shares of our Common Stock that may be acquired by any holder of the warrants upon exercise of the warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our Common Stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 9.99% of the total number of shares of our Common Stock then outstanding.

(7)	Based on the information provided to us by the holder, Ramius Capital Group, L.L.C. (“Ramius Capital”) is the investment adviser of Portside Growth and Opportunity Fund (“Portside”) and consequently has voting control and investment discretion over securities held by Portside. Portside’s beneficial ownership includes 291,503 shares of Common Stock issuable upon exercise of 87,503 warrants and the effect of converting the 102 shares of Series E Preferred stock into 204,000 shares of Common Stock. Ramius Capital disclaims beneficial ownership of the shares held by Portside. Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon are the sole managing members of C4S & Co., L.L.C., the sole managing member of Ramius Capital. As a result, Messrs. Cohen, Stark, Strauss and Solomon may be considered beneficial owners of any shares deemed to be beneficially owned by Ramius Capital. Messrs. Cohen, Stark, Strauss and Solomon disclaim beneficial ownership of these shares.

(8)	This entity owns shares of our Series E Preferred Stock. Pursuant to the terms of the Certificate of Designation of the Series E Preferred Stock, the number of shares of our Common Stock that may be acquired by any holder of our Series E Preferred Stock upon any conversion of the Series E Preferred Stock or that shall be entitled to voting rights is limited to the extent necessary to ensure that, following such conversion, the number of shares of our Common Stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 4.95% of the total number of shares of our Common Stock then outstanding.

(9)	This entity owns warrants which provide that the number of shares of our Common Stock that may be acquired by any holder of the warrants upon exercise of the warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our Common Stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 9.95% of the total number of shares of our Common Stock then outstanding.

(10)	This entity owns warrants which provide that the number of shares of our Common Stock that may be acquired by any holder of the warrants upon exercise of the warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our Common Stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 4.99% of the total number of shares of our Common Stock then outstanding.

(11)	Based upon the information provided to us by the holder, Rockmore Capital, LLC (“Rockmore Capital”) and Rockmore Partners, LLC (“Rockmore Partners”), each a limited liability company formed under the laws of the State of Delaware, serve as the investment manager and general partner, respectively, to Rockmore Investments (US) LP, a Delaware limited partnership, which invests all of its assets through Rockmore Investment Master Fund Ltd., an exempted company formed under the laws of Bermuda (“Rockmore Master Fund”). By reason of such relationships, Rockmore Capital and Rockmore Partners may be deemed to share dispositive power over the shares of the Common Stock owned by Rockmore Master Fund. Rockmore Capital and Rockmore Partners disclaim beneficial ownership of such shares of the Common Stock. Rockmore’s beneficial ownership includes 160,561 shares of Common Stock issuable upon exercise of 64,561 warrants and the effect of converting the 48 shares of Series E Preferred stock into 96,000 shares of Common Stock. Rockmore Partners has delegated authority to Rockmore Capital regarding the portfolio management decisions with respect to the shares of Common Stock owned by Rockmore Master Fund and, as of April 27, 2007, Mr. Bruce T. Bernstein and Mr. Brian Daly, as officers of Rockmore Capital, are responsible for the portfolio management decisions of the shares of Common Stock owned by Rockmore Master Fund. By reason of such authority, Messrs. Bernstein and Daly may be deemed to share dispositive power over the shares of our Common Stock owned by Rockmore Master Fund. Messrs. Bernstein and Daly disclaim beneficial ownership of such shares of our Common Stock and neither of such persons has any legal right to maintain such authority. No other person has sole or shared voting or dispositive power with respect to the shares of our Common Stock as those terms are used for purposes under Regulation 13D-G of the Securities Exchange Act of 1934, as amended. No person or “group” (as that term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, or the SEC’s Regulation 13D-G) controls Rockmore Master Fund.

(12)	The entity owns warrants which provide that the number of shares of our Common Stock that may be acquired by any holder of the warrants upon exercise of the warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our Common Stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of the Exchange Act, does not exceed 4.95% of the total number of shares of our Common Stock then outstanding.

(13)	Based upon the information provide to us by the holder, SB Venture Capital Management I-IV, LLCs are the Investment Advisors to Sands Brothers Venture Capital LLC (“SBV”), Sands Brothers Venture Capital II LLC (“SBV II”)Sands Brothers Venture Capital LLC III (“SBV III”) and Sands Brothers Venture Capital IV LLC (“SBV IV”) (collectively, the “Funds”). The Funds’ beneficial ownership include 68,000 shares of Common Stock issuable upon exercise of warrants and the effect of converting the 20 shares of Series E Preferred stock into 40,000 shares of Common Stock. Martin S. Sands and Steven B. Sands are co-Member Managers of SB Venture Capital Management LLC, SB Venture Capital Management II LLC, SB Venture Capital Management III LLC, and SB Venture Capital Management IV LLC, each a New York limited liability company and each the member-manager of SBV, SBV-II, SBV-III and SBV-IV, respectively, and are the natural persons exercising voting and investment control over securities beneficially owned by the Funds.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of April 27, 2007 (unless otherwise noted) by: (i) each of the Company’s current directors, (ii) the Company’s named executive efficers, and (iii) all directors and executive officers of the Company as a group. Shares of Common Stock owned as of April 27, 2007 and shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 27, 2007, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Unless otherwise noted, each person listed below has sole voting power and sole investment power with respect to shares shown as owned by him. Information as to beneficial ownership is based upon statements furnished to the Company or filed with the SEC by such persons.

				Percent of
			Total	Shares
Name of Beneficial Owner	Options	Shares (1)	Owned	Outstanding
Named Executive Officers
Shrotriya, Rajesh (2)	1,597,600	208,783	1,806,383	6.6%
Lenaz, Luigi (3)	541,650	80,845	622,495	2.4%
Kumaria, Shyam (4)	207,500	28,843	236,343	*

Directors (5)				*
Fulmer, Richard	17,500	5,000	22,500	*
Krassner, Stuart	17,500	5,750	23,250	*
Maida, Anthony	52,500	5,000	57,500	*
Mehta, Dilip	59,500	5,000	64,500	*
Vida, Julius	59,500	5,000	64,500	*
				*

All Executive Officers and Directors as a group (8 persons) (6)			2,897,471	10.3%

*    less than 1%
(1)	The holders of restricted stock are entitled to vote and receive dividends, if declared, on the shares of Common Stock covered by the restricted stock grant.
(2)	The number of shares includes 40,000 unvested restricted shares of our Common Stock subject to future vesting. The number does not include 200 shares of our Common Stock beneficially owned by Rick Shrotriya, Dr. Shrotriya’s adult son, for which Dr. Shrotriya disclaims beneficial ownership.
(3)	The number of shares includes 15,000 unvested restricted shares of our Common Stock subject to future vesting.
(4)	The number of shares includes 10,000 unvested restricted shares of our Common Stock subject to future vesting.
(5)	The number of shares includes 2,500 unvested restricted shares of our Common Stock subject to future vesting.
(6)	The number of shares includes 77,500 unvested restricted shares held as a group.

Equity Compensation Plan Information
     The following table summarizes all equity compensation plans including those approved by security holders and those not approved by security holders, as of December 31, 2006.

	Number of		Number of Securities
	Securities to		Remaining Available
	be Issued		for Future Issuance
	Upon Exercise	Weighted-average	Under Equity
	of Outstanding	Exercise Price of	Compensation Plans
	Options,	Warrants	(excluding securities
Plan Category	Warrants or Rights	and Rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	4,640,252	$5.86	2,494,709
Equity compensation plans not approved by security holders (2)	791,000	$6.37	—
Employee Stock Purchase Plan approved by security holders	N/A	N/A	9,444
Total	5,431,252	$5.94	2,504,153

(1)	We have three stock incentive plans: the 1991 Stock Incentive Plan (1991 Plan), the 1997 Stock Incentive Plan (1997 Plan) and the 2003 Amended and Restated Incentive Award Plan (2003 Plan), (collectively, the Plans). As of December 31, 2006, we are not granting any more options pursuant to the 1991 and 1997 Plans. The 2003 Plan authorizes the grant, in conjunction with all of our other Plans, of incentive awards, including stock options, for the purchase of up to a total of 30% of our issued and outstanding stock at the time of grant. Thus, the authorized and available shares may fluctuate over time.

(2)	The number represents 791,000 shares of Common Stock issuable upon exercise of warrants issued to non-employees of the Company under equity compensation Plans approved by our Board of Directors that we believe are not required to be approved by our stockholders pursuant to the rules of the NASDAQ Stock Market. We issued these warrants in circumstances that enable us to adequately compensate, without the payment in cash, for outside consultant services, primarily placement agents who assist us in raising funds for our operations, in order to conserve our cash for operating activities. The number of securities remaining available for future issuance under these types of equity compensation plans is zero; however, the Board of Directors may approve additional issuance of warrants under circumstances that it decides are appropriate. These warrants are typically exercisable for five years and have equitable anti-dilution rights for stock splits, stock dividends, reclassifications, compulsory share exchanges, distributions of indebtedness, assets, rights, warrants or subscriptions, merger, consolidation, sale of assets, tender offer or other exchanges of the entire class of Common Stock.

The number does not include warrants issued to investors in connection with financing transactions. As of December 31, 2006, there were outstanding investor warrants to purchase up to an aggregate of 9,126,077 shares of our Common Stock, with a weighted average exercise price of $6.74.

Further details regarding warrants issued by the Company are included in footnote 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Transactions with Related Parties
     In 2001, prior to his election to our Board of Directors in April 2003, Dr. Julius Vida had participated as a consultant in the in-licensing of satraplatin from Johnson Matthey, PLC. Pursuant to his Consulting Agreement, which terminated in September 2001, Dr. Vida has earned to-date an aggregate of $37,500 in success fees. He may become eligible for additional success fees equal to 3% of amounts paid by us under the license agreements, other than royalties, in the event the contingent milestone obligations to Johnson Matthey become payable. Such fees are unrelated to his services as our director.
     Policy on the Review, Approval or Ratification of Transactions with Related Persons
     We have adopted a written policy for approval or ratification of all transactions with related parties that are required to be reported under Item 404(a) of Regulation S-K. The policy provides that the Audit Committee of the Board of Directors shall review the material facts of all transactions and either approve or disapprove of the entry into the transaction. If advance Audit Committee approval of a transaction is not feasible, then the transaction shall be considered and, if the Audit Committee determines it to be appropriate, ratified by the Audit Committee.
     The Audit Committee may establish that certain transactions may be pre-approved by the Audit Committee. However, the Audit Committee has not established any such tranactions.
     No director shall participate in any approval of a transaction for which he or she is a related party. The director shall provide all material information concerning the transaction to the Audit Committee.
     Director Independence
     In determining whether members of our Board of Directors are independent, the Board reviews a summary of the relationships of each director with the Company and other facts relevant to the analysis of whether the directors qualify as independent director under the NASDAQ Global Market listing standards.
     All members of the Board, expect for Dr. Rajesh C. Shrotriya, President and Chief Executive Officer of the Company, are independent pursuant to the listing standards of the NASDAQ Global Market. All members of the Audit, Compensation and Nominating and Corporate Governance Committees are independent pursuant to the listing standards of the NASDAQ Global Market and the rules promulgated by the SEC for the Audit Committee.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following summarizes audit and non-audit fees for the years ended December 31, 2006 and 2005.

	2006	2005
Audit Fees	$153,172	$222,366
Audit-related Fees	22,085	28,309
Tax Fees	13,195	8,015

Total	$188,452	$258,690

     The fees billed (including estimations for services rendered but not yet billed) by Kelly & Company, our independent public accountant, during or related to 2006 and 2005 were as follows:
     Audit Fees. Professional services rendered for the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the years ended December 31, 2006 and 2005.
     Audit-related Fees. Professional services for assurance and related services that are reasonably related to the performance of the audit for the 2006 and the 2005 fiscal years. Such fees primarily related to reviews of registration statements and performance of other agreed upon procedures in connection therewith.
     Tax Fees. Professional services rendered for tax returns and compliance.
Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor
     All audit and permissible non-audit services by our independent accountant were pre-approved by our Audit Committee. Pursuant to its charter, the Audit Committee may establish pre-approval policies and procedures, subject to SEC and NASDAQ rules and regulations, to approve audit and permissible non-audit services, however, it has not yet done so.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(b) Exhibits
The following are exhibits filed with this report.

Exhibit
Number	Description of Exhibit
4.1+	Amendment No. 2 dated as of March 26, 2007, to Warrant issued by the Registrant to a consultant, dated as of September 17, 2003.

31.1+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Rajesh C. Shrotriya, M.D.

31.2+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Shyam K. Kumaria.

+	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

By:	/s/ RAJESH C. SHROTRIYA, M.D.

Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President
Date: April 30, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
4.1+	Amendment No. 2 dated as of March 26, 2007, to Warrant issued by the Registrant to a consultant, dated as of September 17, 2003.

31.1+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Rajesh C. Shrotriya, M.D.

31.2+	Certification Pursuant to Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Shyam K. Kumaria.

+	Filed herewith