Form 10-Q
period 2007-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2007-05-02
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at April 27, 2007

Common Stock, $.001 par value	25,670,721

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month period ended March 31, 2007
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Statement Regarding Financial Information
     The unaudited condensed consolidated financial statements of Spectrum Pharmaceuticals, Inc. included herein have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading.
     We recommend that you read the unaudited condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In Thousands, Except Share and Per Share
	Data)
Assets
Current Assets:
Cash and cash equivalents	$153	$519
Marketable securities	45,381	50,178
Accounts Receivable, net of allowance for doubtful accounts	124	1,150
Prepaid expenses and other current assets	485	440

Total current assets	46,143	52,287
Property and equipment, net	688	625
Other Assets	169	205

Total assets	$47,000	$53,117

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued liabilities	$2,885	$2,100
Accrued compensation	642	1,008
Accrued clinical study costs	2,803	3,125

Total current liabilities	6,330	6,233
Deferred revenue and other credits	1,027	1,035

Total liabilities	7,357	7,268

Commitments and Contingencies (Note 4)
Minority Interest	20	20
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, $0.6 million aggregate liquidation value, issued and outstanding 49 shares at March 31, 2007 and December 31, 2006	233	233
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, $2.0 million aggregate liquidation value, issued and outstanding, 170 shares at March 31, 2007 and December 31, 2006	1,048	1,048
Common stock, par value $0.001 per share, 100,000,000 shares authorized:
Issued and outstanding, 25,325,286 and 25,217,793 shares at March 31, 2007 and December 31, 2006, respectively	25	25
Additional paid-in capital	253,465	251,880
Accumulated other comprehensive income	458	357
Accumulated deficit	(215,606)	(207,714)

Total stockholders’ equity	39,623	45,829

Total liabilities and stockholders’ equity	$47,000	$53,117

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(In Thousands, Except Share and Per Share
	Data)
Revenues
Licensing and milestone revenues	$343	$—

Total Revenues	$343	$—

Operating expenses:
Research and development	5,024	3,723
General and administrative	2,507	1,395
Stock-based charges	1,286	1,388

Total operating expenses	8,817	6,506

Loss from operations	(8,474)	(6,506)

Other income, net	582	631

Net loss before minority interest in consolidated subsidiary	(7,892)	(5,875)
Minority interest in net loss of consolidated subsidiary	—	2

Net loss	$(7,892)	$(5,873)

Basic and diluted net loss per share	$(0.31)	$(0.25)

Basic and diluted weighted average common shares outstanding	25,290,717	23,626,960

Supplemental Information
Stock-based charges — Components:
Research and development	$826	$902
General and administrative	460	486

Total stock-based charges	$1,286	$1,388

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net loss	$(7,892)	$(5,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	48
Stock-based compensation	1,286	1,388
Minority interest in subsidiary	—	(2)
Changes in operating assets and liabilities:
Decrease in Accounts Receivable	1,026	50
Decrease in other assets	8	70
Increase in accounts payable and accrued expenses	432	980
Decrease in accrued compensation and related taxes	(366)	(286)
Decrease in deferred revenue and other credits	(8)	(21)

Net cash used in operating activities	(5,461)	(3,646)

Cash Flows From Investing Activities:
(Purchases) Sales of marketable securities	4,881	(19,922)
Purchases of property and equipment	(116)	(102)

Net cash provided by (used in) investing activities	4,765	(20,024)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	330	—

Net cash provided by financing activities	330	—

Net increase (decrease) in cash and cash equivalents	(366)	(23,670)
Cash and cash equivalents, beginning of period	519	28,750

Cash and cash equivalents, end of period	$153	$5,080

Supplemental Cash Flow Information:
Interest paid	$—	$3

Income taxes paid	$—	$1

Schedule of Non-Cash Investing and Financing Activities:
Fair value of restricted stock granted employees and directors	$—	$338

Fair value of warrants issued to consultants and placement agents	$—	$229

Fair value of stock issued to match employee 401k contributions	$31	$—

Preferred stock dividends paid with common stock	$10	$29

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
1. Business and Basis of Presentation
Business
     Spectrum Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company engaged in the business of acquiring and advancing a diversified portfolio of drug candidates, with a focus on oncology, urology and other critical health challenges for which there are few other treatment options. Our expertise lies in identifying undervalued drugs with demonstrated safety and efficacy, and adding value through further clinical development and selection of the most viable methods of commercialization.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and of our wholly-owned and majority-owned subsidiaries. As of March 31, 2007, we had two subsidiaries: NeoJB LLC (NeoJB), 80% owned, organized in Delaware in April 2002 and Spectrum Pharmaceuticals GmbH, wholly-owned inactive subsidiary, incorporated in Switzerland in April 1997. We have eliminated all significant intercompany accounts and transactions.
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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
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
     We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of March 31, 2007 and 2006, all potentially dilutive common stock equivalents amounted to approximately 16 million and 15 million shares, respectively.
     The following data show the amounts used in computing basic loss per share for the three-month periods ended March 31, 2007 and 2006.

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(In Thousands, Except Share and Per
	Share Data)
Net loss	$(7,892)	$(5,873)
Less:
Preferred dividends paid in cash or stock	(10)	(29)

Income available to common stockholders used in computing basic earnings per share	$(7,902)	$(5,902)

Weighted average shares outstanding	25,290,717	23,626,960

Basic and diluted net loss per share	$(0.31)	$(0.25)

Accounting for Stock-Based Employee Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.
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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
Comprehensive Loss
     The net loss reflected on our Consolidated Statements of Operations substantially represents the total comprehensive loss for the periods presented.
3. Products and Strategic Alliances
     Our key products under development that represent nearer term revenue and/or development expense potential and related business alliances are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The following is a brief update of the most advanced products under development as of March 31, 2007:
     Satraplatin: In February 2007, submission of a New Drug Application, or NDA, with the FDA was completed; and on April 16, 2007, we announced that it was accepted by the FDA for priority review. A Prescription Drug User Fee Act (PDUFA) date of August 15, 2007 has been established by the FDA for a decision regarding the approval of the satraplatin application. The FDA’s acceptance of the NDA triggered a $4 million milestone payable to Spectrum and $500,000 payable by us to Johnson Matthey.
     Levofolinic acid (LFA): During the three-month period ended March 31, 2007, we continued progression toward submitting a response, in 2007, to certain chemistry and manufacturing questions raised by the FDA during the review of the NDA for LFA for osteogenic sarcoma.
     EOquin®: In February 2007, we completed patient accrual in a pilot safety study that was requested by the FDA. In this study, EOquin was found to be well tolerated when administered to patients immediately following surgery for non-invasive bladder cancer in clinical results to date. EOquin received approval by the FDA of a Special Protocol Assessment which enables us to initiate a Phase 3 study. The Special Protocol Assessment process allows for an agreement between us and the FDA on the design of the study and is intended to provide assurance that if pre-specified trial results are achieved, they may serve as the primary basis for an efficacy claim in support of a NDA by us for EOquin.
     Ozarelix: In January 2007, we initiated a Phase 2b study of ozarelix for the treatment of benign prostatic hypertrophy, or BPH, after the FDA accepted our IND and approved the study protocol.
4. Commitments and Contingencies
Facility and Equipment Leases
     As of March 31, 2007, we were obligated under a facility lease and several operating equipment leases.
     Minimum lease requirements for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Year ending December 31:	Lease Commitments
Amounts In
Thousands
2007 (Remainder of Year)	$357
2008	494
2009	253
2010	5
2011	—
Thereafter	—

$1,109

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
   Licensing Agreements
     Almost all of our proprietary drug product candidates are being developed pursuant to license agreements, which provide us with rights to certain territories to, among other things, develop, sublicense, and sell the drugs. With regard to one of our proprietary drug product candidates, satraplatin, we have out-licensed our rights to GPC Biotech. We are required to use commercially reasonable efforts to develop the drugs, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are generally contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and, in some cases, milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. We have no similar milestone or other payment obligations in connection with our generic drug products, however, Par Pharmaceutical Companies, Inc. is responsible for marketing our generic sumatriptan injection product and we will share the profits.
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
     Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. In connection with the development of in-licensed drug products, we anticipate certain milestones will be achieved over the next twelve months. If the anticipated milestones are achieved, we will likely become obligated to issue up to 330,000 shares of our common stock and pay up to approximately $4 million in cash during the twelve-month period and will simultaneously have the right to receive approximately $10 million from the same milestones. If all of our contingent milestones were achieved, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $48 million as of March 31, 2007, would be due approximately as follows: $4 million in less than 1 year; $3 million between 1 and 3 years; $20 million between 3 and 5 years; and $21 million after 5 years.
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
   Employment Agreements
     We have entered into employment agreements with two of our named executive officers, Dr. Shrotriya, President and Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2007 and July 1, 2008, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the next year. The employment agreements require each officer to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The employment agreements provide for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of the Board of Directors and provide for severance payments, and accelerated vesting of options, upon termination of employment under certain circumstances.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
Litigation
     At March 31, 2007, we were in dispute with GPC Biotech. In December 2006, we filed a demand for arbitration to address our exclusion from participating in sublicense income received by GPC Biotech, and to other non-monetary violations of our license agreement with GPC Biotech, and GPC Biotech answered and counterclaimed. The three arbitration panel members have been selected and have met. We are currently in fact discovery. The arbitration hearing has been set for July 6 to July 13, 2007 and will take place in Boston, Massachusetts.
     It is not possible to determine with any degree of certainty the ultimate outcome of the arbitration. Since an adverse outcome is considered to be remote, no loss contingency has been recorded in the accompanying financial statements. Conversely, no gain contingency has been recorded in the event we are successful in our demands.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
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
5. Stockholders’ Equity
Common Stock Reserved for Future Issuance
     As of March 31, 2007, approximately 16 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series D preferred shares	204,891
Conversion of Series E preferred shares	340,000
Exercise of stock options	5,302,352
Exercise of warrants	9,782,747

Total shares of common stock reserved for future issuances	15,629,990

Stock-Based Compensation
     As of March 31, 2007, approximately 1.9 million incentive awards were available for grant under our stock-based incentive award plans. Stock-based awards generally vest over periods up to four years and have a ten-year life.
     Below is a summary of activity, for all of our stock-based incentive award plans, during the three-month period ended March 31, 2007:
     Stock Options:
     During the three-month period ended March 31, 2007, the Compensation Committee granted stock options at exercise prices equal to or greater than the quoted price of our common stock on the grant dates. The weighted average grant date fair value of stock options granted during the quarter ended March 31, 2007 was estimated at approximately $3.46, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 67.9%; risk free interest rate of 4.7%; and an expected life of five years.

		Weighted
	Common	Average	Weighted	Aggregate
	Stock	Exercise	Average	Intrinsic
	Options	Price	Remaining Term	Value
			(In Years)	(In Thousands)
Outstanding at beginning of year	4,640,252	$5.86
Granted	662,200	$5.73
Expired	(100)	$112.50
Forfeited	—	$—
Exercised	—	$—

Outstanding, at the end of period	5,302,352	$5.84	7.74	$5,921

Vested and expected to vest, at end of period	5,116,008	$5.85	7.70	$5,749

Exercisable, at the end of period	3,438,915	$5.91	7.14	$4,199

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
     The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price on March 31, 2007 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s common stock.
     During the three-month period ended March 31, 2007, the stock-based charge in connection with the expensing of stock options was $1.2 million. As of March 31, 2007, there was $6.8 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.56 years.
Restricted Stock:

		Weighted
	Restricted	Average
	Stock	Grant date
	Awards	Fair Value

Nonvested at beginning of period	146,250	$4.25
Granted	—	—
Vested	(48,750)	$4.25

Nonvested at the end of period	97,500	$4.25

     The fair value of restricted stock awards is the grant date quoted market price of our stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
     During the three-month period ended March 31, 2007, the stock-based charge in connection with the expensing of restricted stock awards was $50,000. As of March 31, 2007, there was $359,000 of unrecognized stock-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.76 years.
     401(k) Plan Matching Contribution:
     In January 2007, we issued 5,628 shares of common stock as the Company’s match of approximately $31,000 on the 401(k) contributions of its employees accrued in the fourth quarter of 2006. As of March 31, 2007, we accrued approximately $54,000 in connection with the Company’s match for 2007 through that date; and in April 2007, we issued 8,686 shares of common stock as the Company’s match.
Warrants Activity
     We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction, or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the three-month period ended March 31, 2007:

		Weighted
	Common Stock	Average Exercise
	Warrants	Price

Outstanding at beginning of period	9,917,077	$6.71
Granted	—	—
Repurchased	—	—
Exercised	(102,263)	$3.26
Forfeited	—	—
Expired	(32,068)	$68.59

Outstanding, at the end of period	9,782,747	$6.54

Exercisable, at the end of period	9,647,747	$6.56

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
     You should read the following discussion of the financial condition and results of our operations in conjunction with the condensed consolidated financial statements and the notes to those financial statements included in Item 1 of Part 1 of this report.
Overview
     We are a biopharmaceutical company that acquires and advances a diversified portfolio of drug candidates, with a focus on oncology, urology and other critical health challenges for which there are few other treatment options. Our expertise lies in identifying undervalued drugs with demonstrated safety and efficacy, and adding value through further clinical development and selection of the most viable methods of commercialization. We currently have ten drugs in development, including five in late stage clinical development.
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

SPECTRUM PHARMACEUTICALS, INC.
Business Outlook
     Our primary business focus for 2007, and beyond, will be to continue to acquire, develop and commercialize a portfolio of marketable prescription drug products with a mix of near-term and long-term revenue potential. Key developments anticipated in the next 12 to 18 months are:
•	Satraplatin: In February 2007, submission of an NDA with the FDA was completed. In April 2007, the FDA accepted the NDA with priority review. This triggered a milestone payable by our partner GPC Biotech to us of $4 million. We paid Johnson Matthey $500,000 upon submission of the completed NDA filing and are obligated to pay an additional $500,000 upon acceptance of the NDA by the FDA. A European marketing application is expected to be filed in the first half of 2007. GPC Biotech has initiated additional studies in other indications.

•	Levofolinic acid, or LFA: During the three-month period ended March 31, 2007, we continued progression toward submitting a response, in 2007, to certain chemistry and manufacturing questions raised by the FDA during the review of the NDA for LFA for osteogenic sarcoma.

•	EOquin®: In February 2007, we completed patient accrual in a pilot safety study that was requested by the FDA. In this study, EOquin was found to be well tolerated when administered to patients immediately following surgery for noninvasive bladder cancer in clinical results to date. In March 2007, we received approval by the FDA of a Special Protocol Assessment, or SPA. The EOquin SPA calls for two double-blind, placebo-controlled, randomized Phase 3 clinical studies, each with 562-patients with Ta G1 G2 non-invasive bladder cancer. Patients will be randomized in a one-to-one ratio to EOquin or placebo. The primary endpoint will be a statistically significant difference (p < 0.05) in the rate of tumor recurrence between the two treatment groups by year two.

•	Ozarelix: In January 2007, the FDA accepted our IND application for ozarelix in BPH and also approved the protocol for a Phase 2b study of ozarelix for the treatment of BPH. The Phase 2b study is a randomized, placebo-controlled trial of ozarelix involving approximately 75 men suffering from BPH. In this trial, the men will be dosed with 15 mg of ozarelix or placebo on day 1 and day 15 and will be followed for efficacy for a minimum of twelve weeks. The study will evaluate safety and assess the clinical efficacy of ozarelix as a treatment for BPH. The primary endpoint of the study will be the improvement of BPH symptoms as measured by the IPSS, the standard method of assessing BPH symptoms. The study will also measure urine flow, residual urine volume and quality of life. On May 1, we announced completion of patient enrollment in this study. Data from this trial is expected to be available in the second half of 2007. Safety and efficacy data from this trial will be used to support an NDA for ozarelix. We anticipate commencing a Phase 3 clinical trial in BPH in 2007, or soon thereafter.

•	Sumatriptan injection: In November 2006, we reached an agreement with GSK to settle the patent litigation relating to sumatriptan injection. The terms of the agreement provide that we may exclusively distribute authorized generic versions of certain sumatriptan injection products in the United States with an expected launch during GSK’s sumatriptan pediatric exclusivity period, which begins on August 6, 2008, but with the launch occurring not later than November 6, 2008. We will launch sumatriptan injection through Par Pharmaceuticals Co., our partner for the sale and distribution of the drug.

•	We plan to continue to fund the development, including preclinical testing and clinical trials, of lucanthone, elsamitrucin, RenaZorb®, SPI-1620 and SPI-205.

•	We expect to continue to evaluate additional promising drug product candidates for acquisition or license.

SPECTRUM PHARMACEUTICALS, INC.
Financial Condition
     Liquidity and Capital Resources
     Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987 through March 31, 2007, have exceeded $200 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our license agreement with GPC Biotech or from the out-license or product sales of any of our other products.
     We believe that the approximately $45 million in cash, cash equivalents and marketable securities that we had on hand as of March 31, 2007, will allow us to fund our current planned operations for at least the next twelve months. In the near-term we are likely to seek additional capital in order to develop our portfolio of drugs. Our long-term strategy is to generate profits from the sale and licensing of our propriety drug products. In the next several years, we anticipate supplementing our cash position with licensing and royalties revenues under our license agreement with GPC Biotech, licensing revenues from out-licensing our other proprietary products and profits from the sale by Par of the authorized generic versions of certain sumatriptan injection products.
     However, if we are unable to generate the revenues necessary to finance our operations long-term, we may have to seek additional capital through the sale of our equity, which we may issue at any time, as appropriate. Our operations have historically been financed by the issuance of capital stock. To this effect, we have on file a shelf registration statement with approximately $31 million available for the sale of our securities. In addition, we could receive a significant amount of cash from the exercise of outstanding warrants and options, if the price of our common stock appreciates. It is generally difficult to fund pharmaceutical research and development via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of research and the timing of those results.
     As described elsewhere in this report, including in Item 1A “Risk Factors”, as well as the risk factors in our 2006 Annual Report on Form 10-K, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing and ultimate aggregate cost of developing each of our drug product candidates, and are similarly unable to reasonably estimate when, if ever, we will realize material net cash inflows from our proprietary drug product candidates. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations may prove too optimistic and our assessment of expenditures may prove inadequate.
     Our expenditures for research and development consist of direct product specific costs (such as upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others) and non-product specific, or indirect, costs. During the three-month period ended March 31, 2007, our total research and development expenditure, excluding stock-based charges of approximately $826,000, was approximately $5 million, consisting of approximately $3 million in direct costs. The principal components of such direct expenses were direct costs related to ozarelix — approximately $900,000, EOquin — approximately $800,000, a satraplatin milestone — $500,000, and LFA — approximately $400,000.
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
     Under our various existing licensing agreements, we are contingently obligated to make milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones over the next twelve months. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $4 million in cash and issue up to 330,000 shares of our common stock during the next twelve months and will simultaneously have the right to receive approximately $10 million from the same milestones.

SPECTRUM PHARMACEUTICALS, INC.
     Net Cash used in Operating Activities
     During the three-month period ended March 31, 2007, the net cash used in operations was approximately $5.5 million, net of interest income of approximately $0.6 million.
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
     Net Cash provided by Investing Activities
     While cash preservation is our primary investment goal, in order to maximize the interest yield on our investments, we invest our cash in a variety of investments pending its use in our business. During the three-month period ended March 31, 2007, we utilized Lehman Brothers as our primary cash manager. Net cash provided by investing activities was approximately $4.8 million during the three-month period ended March 31, 2007, and resulted primarily from conversion of marketable securities to cash for use in operations.
     Net Cash provided by and used for Financing Activities
     During the three-month period ended March 31, 2007, we received approximately $333,000 from the exercise of warrants for 102,263 shares of our common stock.
Results of Operations
Results of Operations for the three-month period ended March 31, 2007 Compared to the three-month period ended March 31, 2006
     For the three-month period ended March 31, 2007, we incurred a net loss of approximately $7.9 million compared to a net loss of approximately $5.9 million in the three-month period ended March 31, 2006. The increase of $2.0 million in the net loss was primarily due to increases in research and development expenses, and increased legal expenses.
     We had no revenues during the three-month period ended March 31, 2006. During the three-month period ended March 31, 2007, we had $343,000 of revenues representing amounts received from the GPC Biotech under our license agreement for commissions on drug products used by GPC Biotech in clinical trials and for commercial launch. The timing and amount of future commissions is neither predictable nor assured.
     Research and development expenses increased approximately $1.3 million, from approximately $3.7 million in the three-month period ended March 31, 2006 to approximately $5.0 million in the three-month period ended March 31, 2007, due to the expanded scope of our research and development activities, including an increase in the number of personnel in preparation for the commencement of a phase 3 trial for EOquin, which is expected to initiate shortly. Approximately $500,000 of the increase is attributable to the payment of a milestone payable upon the filing of the NDA for satraplatin.
     General and administrative expenses increased by approximately $1.1 million, from approximately $1.4 million in the three-month period ended March 31, 2006 to approximately $2.5 million in the three-month period ended March 31, 2007, primarily due to increased legal expenses resulting from the dispute with GPC Biotech, described elsewhere in this report.

SPECTRUM PHARMACEUTICALS, INC.
     Stock-based charges changed minimally decreasing from approximately $1.4 million in the three-month period ended March 31, 2006 to approximately $1.3 million in the three-month period ended March 31, 2007, and represent the non-cash charges resulting from our adoption of SFAS 123(R), effective January 1, 2006.
     Other income consisted of net interest income of approximately $0.6 million for each of the three-month periods ended March 31, 2007 and March 31, 2006.
Off-Balance Sheet Arrangements
     None.
Contractual and Commercial Obligations
     The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of March 31, 2007 (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	—	—	—	—	—

Operating Lease Obligations (3)	$1,109	$478	$631	—	—

Purchase Obligations (4)	7,878	7,146	717	15	—

Contingent Milestone Obligations (5)	47,859	3,972	3,062	19,725	21,100

Total	$56,846	$11,596	$4,410	$19,740	$21,100

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable.

(2)	As of March 31, 2007, we had no capital lease obligations.

(3)	The operating lease obligations are primarily the facility lease for our corporate office, which extends through June 2009.

(4)	Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of March 31, 2007.

(5)	Milestone Obligations are payable contingent upon successfully reaching certain development and regulatory milestones. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of March 31, 2007, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

SPECTRUM PHARMACEUTICALS, INC.
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

SPECTRUM PHARMACEUTICALS, INC.
and other events. Accrued clinical study costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.
        Accounting for Stock-Based Employee Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method, and, accordingly, we did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.
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

SPECTRUM PHARMACEUTICALS, INC.
     Our primary exposures relate to (1) interest rate risk on our investment portfolio, and (2) credit risk of the companies’ bonds in which we invest. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements.
     Our investments as of March 31, 2007 are primarily in floating rate securities, short-term government securities and money market accounts. Because of our ability to redeem these investments at par with short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2007, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and selecting securities that generally have third party insurance coverage in the event of default by the issuer.
     In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies in Europe, where some of our obligations are incurred in Euros. We mitigate such risk by maintaining a limited portion of our cash in Euros. Although fluctuations in exchange rates have an effect on our payment obligations, such fluctuations have not had a material impact on our financial condition or results of operations as of or for the three-month period ended March 31, 2007.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report, or the Evaluation Date. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of the Evaluation Date.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     Arbitration with GPC Biotech
     On December 12, 2006, we filed a Demand for Arbitration with the American Arbitration Association against GPC Biotech AG (“GPC Biotech”) to address our exclusion from participating in sublicense fee income received by GPC Biotech, and to other non-monetary violations of our Co-Development and License Agreement, dated September 30, 2002, for satraplatin (the “License Agreement”).
     In our March 29, 2007 Consolidated and Amended Demand for Arbitration and Answer to GPC Biotech’s Statement of Counterclaim (the “Amended Demand”), we allege that GPC Biotech’s material defaults of the License Agreement include (a) refusing, since December 2005, to pay us our share of $59.3 million in sublicense fee payments to be received by GPC Biotech from its European sublicensee, Pharmion GmbH; (b) refusing to negotiate in good faith over a co-promotion arrangement for the sale and marketing of satraplatin in the U.S.; (c) failing to acknowledge our license in GPC Biotech’s publicity materials, investor communications, and other literature; (d) failing on numerous occasions to provide notice to and to seek our advance input regarding proposed satraplatin-related public communications; (e) failing to use commercially reasonable endeavors to obtain regulatory approvals in Japan; (f) failing to timely provide us with copies of all FDA submissions and correspondence; and (g) other actions taken in disregard of GPC Biotech’s obligations. As a result, in the Amended Demand, we seek, inter alia, an award (1) declaring that we may terminate the License Agreement; (2) ordering GPC Biotech to pay us damages in an amount no less than $11.86 million, plus interest; (3) ordering GPC Biotech to provide us with a full accounting of all supply purchases and other transactions giving rise to obligations to make payments to us; and (4) damages, interest, double or treble damages, and attorneys’ fees and costs.
     GPC Biotech filed an Answer to our Amended Demand, denying the allegations therein. Additionally, as part of its initial Answer to our original Demand, GPC Biotech filed a Statement of Counterclaim. In its Statement of Counterclaim, GPC Biotech alleges that it did not materially breach the License Agreement and that our notice of default, attempted termination, and filing of the Arbitration were made in bad faith and constitute a material breach of the License Agreement. Accordingly, GPC Biotech seeks, inter alia, (1) a declaration that it has not defaulted and is not in default of any material obligation under the License Agreement; (2) a declaration that our alleged “bad-faith misconduct” discharges GPC Biotech of any duty to further negotiate a co-promotion agreement for satraplatin in the United States; (3) a perpetual, paid-up, royalty-free worldwide license to satraplatin; (4) damages, double or treble damages, and attorneys’ fees and costs. In our initial and amended Answer to GPC Biotech’s Statement of Counterclaim, we denied the material allegations of the Counterclaim and have alleged that the “Counterclaim is baseless and should be denied in its entirety.”
     A three member arbitration panel has been selected and has met. We are currently in fact discovery. The arbitration hearing has been set for July 6 to July 13, 2007, in Boston, Massachusetts.
     No assurance can be given as to whether we will prevail with respect to this arbitration.
     Other
     We are involved in various other legal proceedings arising from the ordinary course of business.
ITEM IA. Risk Factors
RISK FACTORS
     An investment in our common stock involves a high degree of risk. Our business, financial condition, operating results and prospects can be impacted by a number of factors, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment. You should carefully consider the risks described below with all of the other information included in this Quarterly Report. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC. The following risk factors are the only material changes to the risk factors described in the Form 10-K.
Risks Related to Our Business
     An adverse outcome in the arbitration proceedings with GPC Biotech may hurt our financial and strategic prospects.
     We are currently in arbitration with GPC Biotech as described in Part II, Item 1 “Legal Proceedings.” The arbitration panel may rule against us on our demand and/or may rule in favor of GPC Biotech on its counterclaim, which could cause us significant financial and strategic harm, including if GPC Biotech does not have to negotiate in good faith with us for a co-promotion agreement and/or GPC Biotech does not have to pay us milestone payments and royalties. In addition, GPC Biotech has taken the position that the fact we are currently in arbitration with them makes negotiation over a co-promotion agreement no longer tenable, and that further negotiations would neither be appropriate nor productive.
     The size of the market for our potential products is uncertain.
     We often provide estimates of the number of people who suffer from the diseases that are drugs are targeting. However, there is limited information available regarding the actual size of these patient populations. In addition, it is uncertain whether the results from previous or future clinical trials of drug candidates will be observed in broader patient populations, and the number of patients who may benefit from our drug candidates may be significantly smaller than the estimated patient populations.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 30, 2007, a warrant was exercised by an institutional investor for the purchase of 45,802 shares of our common stock for cash consideration of $137,406. We believe the sale of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act. We made no solicitation in connection with the exercise of the warrant; we obtained representations from the holder regarding its status as an accredited investor; and the holder had access to adequate information about us in order to make an informed investment decision. No underwriting discounts or commissions were paid in conjunction with the issuance.
     On April 16, 2007, we issued 207,957 shares of our common stock upon the conversion of 48 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock by an institutional investor, at a conversion price of $2.35 per share. The shares of our common stock were issued without registration under the Act, in reliance upon the exemption from registration provided under Section 3(a)(9) of the Act. We received no additional consideration for this conversion.
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information (not previously reported in a Form 8-K)
     None

SPECTRUM PHARMACEUTICALS, INC.
ITEM 6. Exhibits

Exhibit No.	Description
4.1	Amendment No. 2 dated as of March 26, 2007, to Warrant issued by the Registrant to a consultant, dated as of September 17, 2003. (Filed as Exhibit 4.1 to Form 10-K/A, as filed with the Securities and Exchange Commission on April 30, 2007, and incorporated herein by reference.)

10.1	Second Amendment to the License Agreement by and between Registrant and Johnson Matthey PLC dated February 23, 2007. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2007, and incorporated herein by reference.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SPECTRUM PHARMACEUTICALS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: May 2, 2007	By:	/s/ Shyam K. Kumaria

Shyam K. Kumaria, Vice President, Finance (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amendment No. 2 dated as of March 26, 2007, to Warrant issued by the Registrant to a consultant, dated as of September 17, 2003. (Filed as Exhibit 4.1 to Form 10-K/A, as filed with the Securities and Exchange Commission on April 30, 2007, and incorporated herein by reference.)

10.1	Second Amendment to the License Agreement by and between Registrant and Johnson Matthey PLC dated February 23, 2007. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2007, and incorporated herein by reference.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.