Form 10-Q
period 2007-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2007-08-09
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 3, 2007
Common Stock, $.001 par value	31,086,414

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month and Six-month periods ended June 30, 2007
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Statement Regarding Financial Information
     The unaudited condensed consolidated financial statements of Spectrum Pharmaceuticals, Inc. included herein have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading.
     We recommend that you read the unaudited condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 14, 2007.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In Thousands, Except Share and Per Share Data)
Assets
Current Assets:
Cash and cash equivalents	$957	$519
Marketable securities	70,062	50,178
Accounts Receivable, net of allowance for doubtful accounts	94	1,150
Prepaid expenses and other current assets	652	440

Total current assets	71,765	52,287
Property and equipment, net	677	625
Other Assets	186	205

Total assets	$72,628	$53,117

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,452	$2,100
Accrued compensation	818	1,008
Accrued clinical study costs	3,653	3,125

Total current liabilities	6,923	6,233
Deferred revenue and other credits	1,019	1,035

Total liabilities	7,942	7,268

Commitments and Contingencies (Note 4)
Minority Interest	—	20
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, issued and outstanding 49 shares at December 31, 2006	—	233
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, $2.0 million aggregate liquidation value, issued and outstanding, 170 shares at June 30, 2007 and December 31, 2006	1,048	1,048
Common stock, par value $0.001 per share, 100,000,000 shares authorized:
Issued and outstanding, 30,835,618 and 25,217,793 shares at June 30, 2007 and December 31, 2006, respectively	31	25
Additional paid-in capital	284,931	251,880
Accumulated other comprehensive income	540	357
Accumulated deficit	(221,864)	(207,714)

Total stockholders’ equity	64,686	45,829

Total liabilities and stockholders’ equity	$72,628	$53,117

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In Thousands, Except Share and Per Share Data)
Revenues
Licensing and milestone revenues	$4,032	$—	$4,375	$—

Total Revenues	$4,032	$—	$4,375	$—

Operating expenses:
Research and development	7,160	4,028	12,201	7,751
General and administrative	2,957	1,468	5,448	2,863
Stock-based charges	943	4,180	2,228	5,568

Total operating expenses	11,060	9,676	19,877	16,182

Loss from operations	(7,028)	(9,676)	(15,502)	(16,182)

Other income, net	750	658	1,332	1,289

Net loss before minority interest in consolidated subsidiary	(6,278)	(9,018)	(14,170)	(14,893)
Minority interest in net loss of consolidated subsidiary	20	—	20	2

Net loss	$(6,258)	$(9,018)	$(14,150)	$(14,891)

Basic and diluted net loss per share	$(0.22)	$(0.37)	$(0.53)	$(0.62)

Basic and diluted weighted average common shares outstanding	28,442,904	24,231,045	26,875,518	23,930,671

Supplemental Information
Stock-based charges — Components:
Research and development	$483	$3,884	$1,317	$4,786
General and administrative	460	296	911	782

Total stock based charges	$943	$4,180	$2,228	$5,568

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-Months	Six-Months
	Ended	Ended
	June 30, 2007	June 30, 2006

	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net loss	$(14,150)	$(14,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123	96
Stock-based compensation	2,228	2,252
Fair value of common stock issued in connection with drug license	—	3,316
Minority interest in subsidiary	(20)	(2)
Changes in operating assets and liabilities:
Decrease in Accounts Receivable	1,056	50
Decrease in other assets	(176)	(260)
Increase in accounts payable and accrued expenses	850	720
Decrease in accrued compensation and related taxes	(190)	(134)
Decrease in deferred revenue and other credits	(16)	(24)

Net cash used in operating activities	(10,295)	(8,877)

Cash Flows From Investing Activities:
Purchases of marketable securities	(19,718)	(15,522)
Purchases of property and equipment	(175)	(142)

Net cash provided by (used in) investing activities	(19,893)	(15,664)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	30,012	—
Proceeds from exercise of warrants	519	17
Proceeds from exercise of stock options	95	—

Net cash provided by financing activities	30,626	17

Net increase (decrease) in cash and cash equivalents	438	(24,524)
Cash and cash equivalents, beginning of period	519	28,750

Cash and cash equivalents, end of period	$957	$4,226

Supplemental Cash Flow Information:
Interest paid	$—	$3

Income taxes paid	$—	$1

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$—	$3,316

Fair value of restricted stock granted employees and directors	$—	$338

Fair value of warrants issued to consultants and placement agents	$—	$407

Fair value of stock issued to match employee 401k contributions	$85	$75

Preferred stock dividends paid with common stock	$12	$55

The accompanying notes are an integral part of these
condensed consolidated balance sheets.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
1. Business and Basis of Presentation
Business
     Spectrum Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company engaged in the business of acquiring and advancing a diversified portfolio of drug candidates, with a focus on oncology, urology and other critical health challenges for which there are few other treatment options.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and of our wholly-owned and majority-owned subsidiaries. As of June 30, 2007, we had two subsidiaries:   Spectrum Pharmaceuticals GmbH, a wholly-owned inactive subsidiary incorporated in Switzerland in April 1997; and NeoJB, LLC (NeoJB), 80% owned, organized in Delaware in April 2002. We have eliminated all significant intercompany accounts and transactions.
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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
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
Revenue Recognition
     We follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin (SAB) 104, Revenue Recognition, and Emerging Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.
     Upfront fees representing non-refundable payments received upon the execution of licensing or other agreements are recognized as revenue upon execution of the agreements where we have no significant future performance obligations and collectibility of the fees is reasonably assured. Milestone payments, which are generally based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectibility is reasonably assured, and we have no significant future performance obligations in connection with the milestone. In those instances where we have collected fees or milestone payments but have significant future performance obligations related to the development of the drug product, we record deferred revenue and recognize it over the period of our future obligations.
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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
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
Basic and Diluted Net Loss Per Share
     In accordance with FASB Statement No. 128, “Earnings Per Share”, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.
     We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of June 30, 2007 and 2006, all potentially dilutive common stock equivalents amounted to approximately 15 million shares.
     The following data show the amounts used in computing basic loss per share for the three-month and six-month periods ended June 30, 2007 and 2006.

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In Thousands, Except Share and Per Share Data)
Net loss	$(6,258)	$(9,018)	$(14,150)	$(14,891)
Less:
Preferred dividends paid in cash or stock	(10)	(29)	(12)	(55)
Income available to common stockholders used in computing basic earnings per share	$(6,268)	$(9,047)	$(14,162)	$(14,946)

Weighted average shares outstanding	28,442,904	24,231,045	26,875,518	23,930,671

Basic and diluted net loss per share	$(0.22)	$(0.37)	$(0.53)	$(0.62)

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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
     In estimating the fair value of stock-based compensation, we use the closing market price of our common stock for stock awards, and the Black-Scholes Option Pricing Model for stock options and warrants. We estimate future volatility based on past volatility of our common stock, and we estimate the expected length of options based on several criteria, including the vesting period of the grant and the expected volatility.
Comprehensive Loss
     Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net loss. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.
3. Products and Strategic Alliances
     Our key products under development that represent nearer term revenue and/or development expense potential and related business alliances are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The following is a brief update of the most advanced products under development as of June 30, 2007:
     Satraplatin: During the six-month period ended June 30, 2007, we received $4 million from GPC Biotech in connection with the filing and acceptance of a New Drug Application (NDA) by the U.S. Food and Drug Administration (FDA). We paid Johnson Matthey an aggregate of $1 million in milestone payments, $500,000 on the filing of the NDA and $500,000 upon the acceptance of the NDA.
      ISO-Vorin™ (LFA): During the six-month period ended June 30, 2007, we continued progression toward submitting a response to certain chemistry and manufacturing questions raised by the FDA during the review of the NDA. In July 2007, we filed with the FDA an amendment to the NDA to address such questions.
      EOquin®: The pilot safety study that was requested by the FDA was completed. Subsequently, under a Special Protocol Assessment procedure, we received concurrence from the FDA for the design of the Phase 3 study protocol for EOquin in non-invasive bladder cancer. The development plan for EOquin calls for two Phase 3 clinical studies. The first study began during the second quarter of 2007, and the second study is anticipated to begin in the second half of 2007.
      Ozarelix: In January 2007, we initiated a Phase 2b study of ozarelix for the treatment of benign prostatic hypertrophy after the FDA cleared our Investigation New Drug application, and concurred with the study protocol. On April 30, 2007, we completed enrollment of the trial with 78 patients.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
4. Commitments and Contingencies
Facility and Equipment Leases
     As of June 30, 2007, we were obligated under a facility lease and several operating equipment leases.
     Minimum lease requirements for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Year ending December 31:	Lease Commitments
Amounts In Thousands

2007 (Remainder of Year)	$242
2008	$494
2009	$253
2010	$5
2011	$—
Thereafter	$—

$994

Licensing Agreements
     Almost all of our drug product candidates are being developed pursuant to license agreements, which provide us with rights to certain territories to, among other things, develop, sublicense, and sell the drugs. With regard to one of our drug product candidates, satraplatin, we have out-licensed our rights to GPC Biotech. We are required to use commercially reasonable efforts to develop the drugs, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are generally contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and, in some cases, milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. Par Pharmaceutical Companies, Inc. is responsible for marketing our generic sumatriptan injection product and we will share the profits.
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
     Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. Our potential contingent cash development and regulatory milestone obligations aggregate approximately $50 million as of June 30, 2007, assuming such milestones are achieved. We will correspondingly be entitled to receive cash development and regulatory milestone payments from our partners of approximately $16 million. We may achieve certain milestones over the next twelve months, thereby obligating us to issue up to 375,000 shares of our common stock and to pay up to approximately $2 million in cash. Certain of these milestones will entitle us to receive approximately $3 million from our partners.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
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
Litigation
     At June 30, 2007, we were in dispute with GPC Biotech. In December 2006, we filed a demand for arbitration to address our exclusion from participating in sublicense income received by GPC Biotech, and to address other non-monetary material violations of our license agreement with GPC Biotech, and GPC Biotech answered and counterclaimed. The arbitration hearing was conducted in Boston, Massachusetts, between July 6 and July 13, 2007. Final arguments are scheduled for August 21, 2007, some time after which we expect a decision to issue.
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
5. Stockholders’ Equity
Common Stock
     On May 11, 2007, we sold 5,134,100 shares of our common stock at a purchase price of $6.25 per share for net cash proceeds of approximately $30 million, after placement agent fees and other offering costs of approximately $2,100,000. No warrants were issued in connection with this offering.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Common Stock Reserved for Future Issuance
     As of June 30, 2007, approximately 15 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series E preferred shares	340,000
Exercise of stock options	5,295,292
Exercise of warrants	9,703,831

Total shares of common stock reserved for future issuances	15,339,123

     In the event that all the foregoing options and warrants were exercised, we would receive up to approximately $94 million from the issuance of shares of our common stock.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Stock-Based Compensation
     As of June 30, 2007, approximately 3.3 million incentive award shares were available for grant under our stock-based incentive award plan. Stock-based awards generally vest over periods of up to four years and have a ten-year life.
     Presented below is a summary of activity, for all of our stock-based incentive award plans, during the six-month period ended June 30, 2007:
     Stock Options:
     During the six-month period ended June 30, 2007, the Compensation Committee granted stock options at exercise prices equal to or greater than the quoted price of our common stock as of the grant dates. The weighted average grant date fair value of stock options granted during the six-month period ended June 30, 2007 was estimated at approximately $3.50, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility (based on the historical volatility of our common stock) of 68.0%; risk free interest rate of 4.7%; and an expected life of five years.

		Weighted	Weighted	Aggregate
	Common	Average	Average	Intrinsic
	Stock	Exercise	Remaining Term	Value
	Options	Price	(In Years)	(In Thousands)

Outstanding at beginning of year	4,640,252	$5.86
Granted	740,200	$5.80
Expired	(2,222)	$16.10
Forfeited	(7,500)	$5.12
Exercised	(75,438)	$1.26

Outstanding, at the end of period	5,295,292	$5.92	7.53	$9,838

Vested and expected to vest, at end of period	5,105,861	$5.92	7.49	$9,515

Exercisable, at the end of period	3,400,980	$5.99	6.92	$6,610

     The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price of $7.17 on June 30, 2007 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s common stock.
     During the six-month period ended June 30, 2007, the stock-based charge in connection with the expensing of stock options was $1.9 million. As of June 30, 2007, there was $6.4 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.42 years.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
      Restricted Stock:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at beginning of period	146,250	$4.25
Granted	25,000	$6.57
Vested	(73,750)	$5.04

Nonvested at the end of period	97,500	$4.25

     The fair value of restricted stock awards is the grant date closing market price of our stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
     During the six-month period ended June 30, 2007, the stock-based charge in connection with the expensing of restricted stock awards was $215,000. As of June 30, 2007, there was $308,000 of unrecognized stock-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.51 years.
     401(k) Plan Matching Contribution:
     During the six-month period ended June 30, 2007, we issued 14,314 shares of common stock as the Company’s match of approximately $85,000 on the 401(k) contributions of its employees during the fourth quarter of 2006, and the first quarter of 2007. As of June 30, 2007, we accrued approximately $46,000; and in July 2007, issued 6,363 shares of common stock as the Company’s match for the second quarter of 2007.
Warrants Activity
     We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the six-month period ended June 30, 2007:

		Weighted
	Common Stock	Average Exercise
	Warrants	Price

Outstanding at beginning of period	9,917,077	$6.71
Granted	—	—
Repurchased	—	—
Exercised	(161,145)	$3.22
Forfeited	—	—
Expired	(52,102)	$57.85

Outstanding, at the end of period	9,703,831	$6.49

Exercisable, at the end of period	9,583,831	$6.51

      6. Subsequent Events
     On July 20, 2007, we entered into a worldwide license agreement for ortataxel, a third-generation taxane classified as a new chemical entity (NCE) that has demonstrated clinical activity against taxane-refractory tumors. We acquired these rights from Indena S.p.A., the Italian company which discovered ortataxel, and will make an upfront

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
payment, subject to certain conditions, plus regulatory and sales milestones, and royalties on future net sales. Ortataxel belongs to a new generation of taxanes with the potential to be active against tumors resistant to Bristol-Myers Squibb’s Taxol® (paclitaxel) and Sanofi-Aventis’ Taxotere® (docetaxel).
      In connection with the NDA filed for satraplatin in combination with prednisone for the treatment of patients with metastatic hormone refractory prostate cancer (HRPC), the FDA convened the Oncology Drug Advisory Committee (ODAC) to review whether to grant accelerated approval to the product. On July 24, 2007, ODAC voted unanimously to recommend that the FDA wait for final survival data before making a decision on the approval of the product. On July 30, 2007, GPC Biotech withdrew the NDA from consideration for accelerated approval, and announced plans to resubmit when the final survival data was available, which may not be until 2008.
      In July 2007, a Marketing Authorization Application (MAA) that was filed by a sub-licensee of GPC Biotech with the European Medicines Agency (EMEA) was accepted for review. These two events triggered additional milestone payments payable by GPC Biotech to us.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the safety and efficacy of our drug products, the regulatory success of our products, the timing and likelihood of achieving regulatory development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including under “Risk Factors” as well as those discussed in our periodic reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K. These factors include, but are not limited to:
•	our ability to successfully develop, obtain regulatory approvals for and market our products;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	our ability to identify new product candidates;

•	the timing or results of pending or future clinical trials;

•	competition in the marketplace for our generic drugs;

•	actions by the FDA and other regulatory agencies;

•	demand and market acceptance for our approved products; and

•	the effect of changing economic conditions.
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
Overview
     We are a biopharmaceutical company that acquires and advances a diversified portfolio of drug candidates, with a focus on oncology, urology and other critical health challenges for which there are few other treatment options. We currently have eleven drugs in development, including six in late stage clinical development.

SPECTRUM PHARMACEUTICALS, INC.
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
Business Outlook
     Our primary business focus for 2007, and beyond, will be to continue to acquire, develop and commercialize a portfolio of marketable prescription drug products with a mix of near-term and long-term revenue potential. Key developments anticipated in the next 12 to 18 months are:
•	Satraplatin: In connection with the NDA filed for satraplatin in combination with prednisone for the treatment of patients with metastatic hormone refractory prostate cancer (HRPC), the FDA convened the Oncology Drug Advisory Committee (ODAC) to review whether to grant accelerated approval to the product. On July 24, 2007, ODAC voted unanimously to recommend that the FDA wait for final survival data before making a decision on the approval of the product. On July 30, 2007, GPC Biotech withdrew the NDA from consideration for accelerated approval, and announced plans to resubmit when the final survival data was available, which may not be until 2008.

In July 2007, a Marketing Authorization Application (MAA) that was filed with the European Medicines Agency (EMEA) was accepted for review. These two events triggered additional milestone payments payable by GPC Biotech to us.

•	ISO-Vorin™ (LFA): During the six-month period ended June 30, 2007, we continued progression toward submitting a response to certain chemistry and manufacturing questions raised by the FDA during the review of the NDA. In July 2007, we filed with the FDA an amendment to the NDA to address such questions. We plan to file a NDA amendment for an oral formulation with the FDA.

•	EOquin®: The pilot safety study that was requested by the FDA was completed. Subsequently, under a Special Protocol Assessment procedure, we received concurrence from the FDA for the design of the Phase 3 study protocol for EOquin in non-invasive bladder cancer. The development plan for EOquin calls for two Phase 3 clinical studies. The first study began during the second quarter of 2007, and the second study is anticipated to begin in the second half of 2007.

•	Ozarelix: In January 2007, we initiated a Phase 2b study of ozarelix for the treatment of benign prostatic hypertrophy after the FDA cleared our Investigation New Drug application, and concurred with the study protocol. On April 30, 2007, we completed enrollment of the trial with 78 patients. We plan to initiate pivotal trials assuming the Phase 2b data confirms the previous European Phase 2 data.

•	Ortataxel: On July 20, 2007, we entered into a worldwide license agreement for ortataxel, a third-generation taxane classified as a new chemical entity (NCE) that has demonstrated clinical activity against taxane-refractory tumors. We acquired these rights from Indena S.p.A., the Italian company which discovered ortataxel, and will make an upfront payment, subject to certain conditions, plus regulatory and sales milestones, and royalties on future net sales. Ortataxel belongs to a new generation of taxanes with the potential to be active against tumors resistant to Bristol-Myers Squibb’s Taxol® (paclitaxel) and Sanofi-Aventis’ Taxotere® (docetaxel).

SPECTRUM PHARMACEUTICALS, INC.

•	SPI-1620: In July 2007, we filed an IND application with the FDA for the use of SPI-1620 in patients with recurrent or progressive cancinoma. SPI-1620 is being developed as an adjunct to chemotherapy. In August 2007, the FDA cleared our IND paving the way to begin a Phase 1 dose-escalating study.

•	Sumatriptan injection: In November 2006, we reached an agreement with GSK to settle the patent litigation relating to sumatriptan injection. The terms of the agreement provide that we may exclusively distribute authorized generic versions of certain sumatriptan injection products in the United States with an expected launch during GSK’s sumatriptan pediatric exclusivity period, which begins on August 6, 2008, but with the launch occurring not later than November 6, 2008. Par Pharmaceuticals Co., our partner for the sale and distribution of sumatriptan injection, will market the drug on our behalf.

•	We expect to continue to evaluate additional promising drug product candidates for acquisition or license.
Financial Condition
     Liquidity and Capital Resources
     Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987 through June 30, 2007, have exceeded $220 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years unless they are offset, if at all, by licensing revenues under our license agreement with GPC Biotech or from the out-license or product sales of any of our other products.
     We believe that the approximately $71 million in cash, cash equivalents and marketable securities that we had on hand as of June 30, 2007, will allow us to fund our current planned operations for at least the next twelve months. Our long-term strategy is to generate profits from the sale and licensing of our propriety drug products. In the next several years, we aim to supplement our cash position with licensing and royalties revenues under our license agreement with GPC Biotech, licensing revenues from out-licensing our other proprietary products and profits from the sale by Par of the authorized generic versions of certain sumatriptan injection products.
     However, if we are unable to generate the revenues necessary to finance our operations long-term, we may have to seek additional capital through the sale of our equity, which we may issue at any time, as appropriate. Our operations have historically been financed by the issuance of capital stock. In May 2007, we received net proceeds of approximately $30.3 million from the sale of 5,134,100 common shares in an offering pursuant to a shelf registration statement. In addition, we could receive a significant amount of cash from the exercise of outstanding warrants and options, if the price of our common stock appreciates. It is generally difficult to fund pharmaceutical research and development via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of research and the timing of those results.
     As described elsewhere in this report, as well as the risk factors in our 2006 Annual Report on Form 10-K, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing and ultimate aggregate cost of developing each of our drug product candidates, and are similarly unable to reasonably estimate when, if ever, we will realize material net cash inflows from our proprietary drug product candidates. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations may prove too optimistic and our assessment of expenditures may prove inadequate.
     Our expenditures for research and development consist of direct product specific costs (such as upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others) and non-product specific, or indirect, costs. During the six-month period ended June 30, 2007, our total research and development expenditure, excluding stock-based charges of approximately

SPECTRUM PHARMACEUTICALS, INC.
$1.3 million, was approximately $12 million, consisting of approximately $8 million in direct costs. The principal components of such direct expenses were direct costs related to ozarelix — approximately $3.6 million, EOquin — approximately $1.9 million, and satraplatin milestones — $1 million.
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
     Under our various existing licensing agreements, we are contingently obligated to make milestone payments. In connection with the development of certain in-licensed drug products, we may achieve certain of these milestones over the next twelve months. Upon successful achievement of these milestones, we will become obligated to issue up to 375,000 shares of our common stock and pay up to approximately $2 million in cash. Certain of these milestones will entitle us to receive approximately $3 million from our partners.
     Net Cash used in Operating Activities
      During the six-month period ended June 30, 2007, net cash used in operations was approximately $10.3 million, net of interest income of approximately $1.3 million.
      Our anticipated net use of cash for operations in fiscal 2007, excluding the cost of in-licensing additional drugs, if any, is expected to approximate $30 million. This estimate is subject to considerable uncertainty and depends on the following key factors: continued positive results from our preclinical and clinical studies; the outcome of discussions with the FDA regarding our planned clinical trials; and the initiation of clinical trials and patient enrollment as anticipated. Further, while we do not receive any funding from third parties for research and development that we conduct, our estimated costs could be mitigated should we enter into co-development agreements for any of our drug product candidates.
     Net Cash Used for Investing Activities
     While cash preservation is our primary investment goal, in order to maximize the interest yield on our investments, we invest our cash in a variety of investments pending its use in our business. Net cash used for investing activities was approximately $19.9 million during the six-month period ended June 30, 2007, and resulted primarily from investment in marketable securities, of the approximately $30.3 million net proceeds from the May 2007 financing, less the conversion of marketable securities to cash for use in operations.
     Net Cash provided by and used for Financing Activities
     Net cash provided by financing activities, approximately $30.6 million, for the six-month period ended June 30, 2007, was comprised of approximately $30.3 million from the sale of 5,134,100 shares of common stock, and approximately $614,000 from the exercise of outstanding warrants for 161,145 shares of our common stock, and from the exercise of stock options for 75,438 shares of our common stock.
Results of Operations
Results of Operations for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006
     For the three-month period ended June 30, 2007, we incurred a net loss of approximately $6.3 million compared to a net loss of approximately $9.0 million in the three-month period ended June 30, 2006. The decrease of approximately $2.7 million in the net loss was primarily due to an approximately $3.3 million charge in 2006 on

SPECTRUM PHARMACEUTICALS, INC.
the issuance of common stock to Targent, Inc. in connection with the acquisition of its oncology assets; and the issuance of common stock to Altair Nanotechnologies, Inc. in connection with the payment of a milestone under our license agreement for RenaZorb™ and for transfer of technology related to formulation improvements to RenaZorb™ developed by Altair. In addition, during the three-month period ended June 30, 2007, we recognized approximately $4 million in revenues, and recorded increases in research and development expense of approximately $3.2 million, and approximately $1.5 million in general and administrative expenses.
      During the three-month period ended June 30, 2007, we recognized approximately $4 million in licensing milestone and related revenues, pursuant to our agreement with GPC Biotech. The milestone related to the acceptance by the FDA of an NDA filing by GPC Biotech. We had no revenues during the three-month period ended June 30, 2006.
     Research and development expenses increased approximately $3.2 million, from approximately $4.0 million in the three-month period ended June 30, 2006 to approximately $7.2 million in the three-month period ended June 30, 2007, due to the expanded scope of our clinical development activities, including an increase in the number of personnel in preparation for the commencement of a phase 3 trial for EOquin®, which initiated during the second quarter of 2007. Approximately $0.5 million of the increase is attributable to the payment of a milestone upon the acceptance of the NDA for satraplatin.
     General and administrative expenses increased by approximately $1.5 million, from approximately $1.5 million in the three-month period ended June 30, 2006 to approximately $3.0 million in the three-month period ended June 30, 2007, primarily due to increased legal expenses resulting from the arbitration we initiated against GPC Biotech, described elsewhere in this report.
     Stock-based charges decreased by approximately $3.3 million; from approximately $4.2 million in the three-month period ended June 30, 2006 to approximately $0.9 million in the three-month period ended June 30, 2007, primarily due to an approximately $3.3 million charge in 2006 on the issuance of common stock to Targent, Inc. in connection with the acquisition of its oncology assets; and the issuance of common stock to Altair Nanotechnologies, Inc. in connection with the payment of a milestone under our license agreement for RenaZorb™ and for transfer of technology related to formulation improvements to RenaZorb developed by Altair.
     Other income consisted of net interest income of approximately $0.8 million and $0.7 million for the three-month periods ended June 30, 2007 and June 30, 2006, respectively.
Results of Operations for the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006
     For the six-month period ended June 30, 2007, we incurred a net loss of approximately $14.2 million compared to a net loss of approximately $14.9 million in the six-month period ended June 30, 2006. The decrease of approximately $0.7 million in the net loss was primarily due to the net effect of an approximately $3.3 million charge in 2006 on the issuance of common stock, offset by effects of the following in 2007: recognition of $4.4 million in revenues, and increases in research and development expense of $4.4 million and $2.5 million in general and administrative expenses.
     During the six-month period ended June 30, 2007, we recognized approximately $4.4 million in licensing milestone and related revenues, pursuant to our agreement with GPC Biotech. The $4 million milestone payment related to the acceptance by the FDA of an NDA filing by GPC Biotech. Approximately $0.4 million of the recorded revenues represent amounts received from GPC Biotech under our agreement for commissions on drug products used by GPC Biotech in clinical trials and for commercial launch. The timing and amount of future commissions is neither predictable nor assured. We had no revenues during the six-month period ended June 30, 2006.
     Research and development expenses increased approximately $4.4 million, from approximately $7.8 million in the six-month period ended June 30, 2006 to approximately $12.2 million in the six-month period ended June 30, 2007, due to the expanded scope of our clinical development activities, including an increase in the number of

SPECTRUM PHARMACEUTICALS, INC.
personnel in preparation for the commencement of a phase 3 trial for EOquin, which initiated during the second quarter of 2007. Approximately $1,000,000 of the increase is attributable to the payment of milestones upon the filing and acceptance of the NDA for satraplatin.
     General and administrative expenses increased by approximately $2.5 million, from approximately $2.9 million in the six-month period ended June 30, 2006 to approximately $5.4 million in the six-month period ended June 30, 2007, primarily due to increased legal expenses resulting from the arbitration we initiated against GPC Biotech, described elsewhere in this report.
     Stock-based charges decreased by approximately $3.4 million; from approximately $5.6 million in the six-month period ended June 30, 2006 to approximately $2.2 million in the six-month period ended June 30, 2007, primarily due to an approximately $3.3 million charge in 2006 on the issuance of common stock to Targent, Inc. in connection with the acquisition of its oncology assets; and the issuance of common stock to Altair Nanotechnologies, Inc. in connection with the payment of a milestone under our license agreement for RenaZorb™ and for transfer of technology related to formulation improvements to RenaZorb™ developed by Altair.
     Other income consisted of net interest income of approximately $1.3 million for each of the six-month periods ended June 30, 2007 and June 30, 2006.
Off-Balance Sheet Arrangements
     None.
Contractual and Commercial Obligations
     The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of June 30, 2007 (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	—	—	—	—	—
Operating Lease Obligations (3)	$994	$484	$510	—	—
Purchase Obligations (4)	12,730	8,485	4,245	—	—
Contingent Milestone Obligations (5)	50,288	1,516	7,197	20,475	21,100

Total	$64,012	$10,486	$11,951	$20,475	$21,100

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable.

(2)	As of June 30, 2007, we had no capital lease obligations.

(3)	The operating lease obligations are primarily the facility lease for our corporate office, which extends through June 2009.

(4)	Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of June 30, 2007.

(5)	Milestone Obligations are payable contingent upon successfully reaching certain development and regulatory milestones. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of June 30, 2007, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

SPECTRUM PHARMACEUTICALS, INC.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including cash requirements, by assessing: planned research and development activities and general and administrative requirements; required clinical trial activity; market need for our drug candidates; and other major business assumptions.
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
          Revenue Recognition
     We follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and Emerging Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.
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

SPECTRUM PHARMACEUTICALS, INC.
           Research and Development
      Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses; facility costs; contract services; license fees and milestone payments; costs of clinical trials; laboratory supplies and drug products; and allocations of corporate costs. We expense all research and development activity costs in the period incurred. We review and accrue clinical study expenses based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. Accrued clinical study costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.
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
           New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted in 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on the Company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 is effective for 2007. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks associated with interest rate fluctuations and credit risk on our cash equivalents and marketable securities, which investments are entered into for purposes other than trading. While the primary objective of our investment activities is to preserve principal, we seek to maximize yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments.
     Our primary exposures relate to (1) interest rate risk on our investment portfolio, and (2) credit risk of the companies’ bonds in which we invest. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements.
     Our investments as of June 30, 2007 are primarily in floating rate securities, short-term government securities and money market accounts. Because of our ability to redeem these investments at par with short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2007, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or our entire principal. We believe that we effectively manage this market risk by diversifying our investments, and selecting securities that generally have third party insurance coverage in the event of default by the issuer.
     In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies in Europe, where some of our obligations are incurred in Euros. We mitigate such risk by maintaining a limited portion of our cash in Euros. Although fluctuations in exchange rates have an effect on our payment obligations, such fluctuations have not had a material impact on our financial condition or results of operations as of or for the six-month period ended June 30, 2007.
ITEM 4. Controls and Procedures
     We have established disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Vice President Finance (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report, or the Evaluation Date. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SPECTRUM PHARMACEUTICALS, INC.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
      Arbitration with GPC Biotech
      In December 2006, we filed a demand for arbitration to address our exclusion from participating in sublicense income received by GPC Biotech, and to address other non-monetary material violations of our license agreement with GPC Biotech, and GPC Biotech answered and counterclaimed. The arbitration hearing was conducted in Boston, Massachusetts, between July 6 and July 13, 2007. Final arguments are scheduled for August 21, 2007, some time after which we expect a decision to issue.
     No assurance can be given as to whether we will prevail with respect to this arbitration.
     Additional information regarding this arbitration can be found in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007, and our quarterly report on Form 10-Q filed on May 2, 2007.
      Other
     We are involved in various other legal proceedings arising from the ordinary course of business.
ITEM IA. Risk Factors
     There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year December 31, 2006, as filed with the SEC and in our Quarterly Report on Form 10-Q, Item 1A, for the quarter ended March 31, 2007, as filed with the SEC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Pursuant to a Common Stock Agreement and Release, dated June 8, 2007, by and between the Company and Ms. Dianne DeFuria, the spouse of our Chief Scientific Officer Dr. Luigi Lenaz, 25,000 shares of our common stock were issued to Ms. DeFuria for services rendered to the Company under a consulting Agreement dated as of September 25, 2002, and the release of all liability of the Company by Ms. DeFuria.
     The shares issued to Ms. DeFuria described above were issued without registration under the Securities Act in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act. The foregoing transaction did not involve any public offering; we made no solicitation in connection with the transaction, other than communications with Ms. DeFuria; we obtained representations from Ms. DeFuria regarding her investment intent, experience and sophistication; Ms. DeFuria either received or had access to adequate information about us in order to make an informed investment decision; Ms. DeFuria represented that she is an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act; we reasonably believed that Ms. DeFuria was “sophisticated” within the meaning of Section 4(2) of the Securities Act; and the shares were issued with a restricted securities legend. No underwriting discounts or commissions were paid in conjunction with the issuance.
ITEM 3. Defaults Upon Senior Securities
      None
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on July 20, 2007, at which meeting there were present in person or by proxy 27,540,786 votes representing 88% of the total outstanding eligible votes. The sole matter voted upon at the Annual Meeting was the election of our directors:

SPECTRUM PHARMACEUTICALS, INC.
     The following persons were elected as directors to serve a one-year term expiring at the Annual Meeting of Stockholder to be held in 2008, or until their successors are elected or qualified:

	VOTES CAST
		Authority
	For	Withheld
Mitchell P. Cybulski, MBA	26,471,392	1,069,394
Richard D. Fulmer, MBA	26,413,801	1,126,985
Stuart M. Krassner, Sc.D., Psy.D.	27,001,276	539,510
Anthony E. Maida, III, MA, MBA	27,021,911	518,875
Rajesh C. Shrotriya, M.D.	26,991,123	549,663
Julius A. Vida, Ph.D.	26,433,050	1,107,736
ITEM 5. Other Information (not previously reported in a Form 8-K)
     None

SPECTRUM PHARMACEUTICALS, INC.
ITEM 6. Exhibits

Exhibit No.	Description
10.1	Placement Agreement dated as of May 4, 2007, between the Registrant, Oppenheimer & Co. Inc., and Capital Markets LLC, Rodman & Renshaw, LLC, and Think Equity Partners, LLC. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 4, 2007, and incorporated herein by reference.)

10.2	Form of Subscription Agreement. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 4, 2007, and incorporated herein by reference.)

10.3+	2003 Amended and Restated Incentive Award Plan.

10.4+	Summary of Director Compensation.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SPECTRUM PHARMACEUTICALS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.
Date: August 9, 2007	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria,Vice President, Finance
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Placement Agreement dated as of May 4, 2007, between the Registrant, Oppenheimer & Co. Inc., and Capital Markets LLC, Rodman & Renshaw, LLC, and Think Equity Partners, LLC. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 4, 2007, and incorporated herein by reference.)

10.2	Form of Subscription Agreement. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 4, 2007, and incorporated herein by reference.)

10.3+	2003 Amended and Restated Incentive Award Plan.

10.4+	Summary of Director Compensation.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.