Form 10-Q
period 2007-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2007-11-09
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at October 31, 2007
Common Stock, $.001 par value	31,220,775

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month and Nine-month periods ended September 30, 2007
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

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In Thousands, Except Share and Per
	Share Data)
Assets
Current Assets:
Cash and cash equivalents	$3,008	$519
Marketable securities	62,751	50,178
Accounts Receivable, net of allowance for doubtful accounts	1,344	1,150
Prepaid expenses and other current assets	548	440

Total current assets	67,651	52,287
Property and equipment, net	772	625
Other Assets	176	205

Total assets	$68,599	$53,117

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,522	$2,100
Accrued compensation	930	1,008
Accrued clinical study costs	4,926	3,125

Total current liabilities	8,378	6,233
Deferred revenue and other credits	1,005	1,035

Total liabilities	9,383	7,268

Commitments and Contingencies (Note 4)
Minority Interest	—	20
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—

Series D 8% Cumulative Convertible Voting Preferred Stock, 600 shares authorized, stated value $10,000 per share, issued and outstanding 49 shares at December 31, 2006	—	233
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, $2.0 million aggregate liquidation value, issued and outstanding, 170 shares at September 30, 2007 and December 31, 2006	1,048	1,048

Common stock, par value $0.001 per share, 100,000,000 shares authorized:
Issued and outstanding, 31,095,775 and 25,217,793 shares at September 30, 2007 and December 31, 2006, respectively	31	25
Additional paid-in capital	286,853	251,880
Accumulated other comprehensive income	530	357
Accumulated deficit	(229,246)	(207,714)

Total stockholders’ equity	59,216	45,829

Total liabilities and stockholders’ equity	$68,599	$53,117

The accompanying notes are an integral part of these
condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		(In Thousands, Except Share and Per Share Data)
Revenues
Licensing and milestone revenues	$3,250	$—	$7,625	$—
Product sales		92		92

Total Revenues	$3,250	$92	$7,625	$92

Operating expenses:
Cost of product sold	$—	$97	$—	$97
Research and development	6,789	5,803	18,973	13,554
General and administrative	2,382	1,516	7,846	4,379
Stock-based charges	2,388	738	4,617	6,306

Total operating expenses	11,559	8,154	31,436	24,336

Loss from operations	(8,309)	(8,062)	(23,811)	(24,244)

Other income, net	927	660	2,259	1,949

Net loss before minority interest in consolidated subsidiary	(7,382)	(7,402)	(21,552)	(22,295)
Minority interest in net loss of consolidated subsidiary	—	—	20	2

Net loss	$(7,382)	$(7,402)	$(21,532)	$(22,293)

Basic and diluted net loss per share	$(0.24)	$(0.30)	$(0.76)	$(0.93)

Basic and diluted weighted average common shares outstanding	31,034,241	24,485,369	28,276,992	23,934,749

Supplemental Information
Stock-based charges — Components:
Research and development	$1,743	$447	$3,052	$5,233
General and administrative	645	291	1,565	1,073

Total stock based charges	$2,388	$738	$4,617	$6,306

The accompanying notes are an integral part of these
condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Months	Nine-Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	(In Thousands)
Cash Flows From Operating Activities:
Net loss	$(21,532)	$(22,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	145
Stock-based compensation	4,096	2,990
Fair value of common stock issued in connection with drug license	520	3,316
Minority interest in subsidiary	(20)	(2)
Changes in operating assets and liabilities:
Increase in Accounts Receivable	(194)	(927)
(Increase) Decrease in other assets	(54)	138
Increase in accounts payable and accrued expenses	1,673	2,536
(Decrease) in accrued compensation and related taxes	(78)	(11)
(Decrease) in deferred revenue and other credits	(30)	825

Net cash used in operating activities	(15,432)	(13,283)

Cash Flows From Investing Activities:
Purchases of marketable securities	(12,425)	(11,060)
Purchases of property and equipment	(334)	(161)

Net cash provided by (used in) investing activities	(12,759)	(11,221)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	30,041	—
Proceeds from exercise of warrants	519	17
Proceeds from exercise of stock options	120	—

Net cash provided by financing activities	30,680	17

Net increase (decrease) in cash and cash equivalents	2,489	(24,487)
Cash and cash equivalents, beginning of period	519	28,750

Cash and cash equivalents, end of period	$3,008	$4,263

Supplemental Cash Flow Information:
Interest paid	$—	$3

Income taxes paid	$—	$1

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$520	$3,316

Fair value of restricted stock granted to employees and directors	$1,308	$338

Fair value of warrants issued to consultants and placement agents	$—	$237

Fair value of stock issued to match employee 401k contributions	$129	$75

Preferred stock dividends paid with common stock	$12	$55

The accompanying notes are an integral part of these
condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
1. Business and Basis of Presentation
Business
     Spectrum Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company engaged in the business of acquiring and advancing a diversified portfolio of drug candidates, with a focus on oncology, urology and other critical health needs for which there are currently few other treatment options.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and of our wholly-owned and majority-owned subsidiaries. As of September 30, 2007, we had two subsidiaries: Spectrum Pharmaceuticals GmbH, a wholly-owned inactive subsidiary incorporated in Switzerland in April 1997; and NeoJB, LLC (NeoJB), 80% owned, organized in Delaware in April 2002. We have eliminated all significant intercompany accounts and transactions.
     Investments by outside parties in our consolidated subsidiary are recorded as Minority Interest in Consolidated Subsidiary in our accounts, and stated net after allocation of income and losses in the subsidiary.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions are employed in estimates used in determining values of financial instruments and accrued obligations, as well as in estimates used in applying the revenue recognition policy and estimating stock-based charges. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.
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
September 30, 2007
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
September 30, 2007
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
Basic and Diluted Net Loss Per Share
     In accordance with FASB Statement No. 128, “Earnings Per Share”, we calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net loss used in this calculation for preferred stock dividends declared during the period.
     We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date. As of September 30, 2007 and 2006, all potentially dilutive common stock equivalents amounted to approximately 16 and 15 million shares, respectively.
     The following data show the amounts used in computing basic loss per share for the three-month and nine-month periods ended September 30, 2007 and 2006.

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		(In Thousands, Except Share and Per Share Data)
Net loss	$(7,382)	$(7,402)	$(21,532)	$(22,293)
Less:
Preferred dividends paid in cash or stock	(10)	(26)	(12)	(81)

Income available to common stockholders used in computing basic earnings per share	$(7,392)	$(7,428)	$(21,544)	$(22,374)

Weighted average shares outstanding	31,034,241	24,485,369	28,276,992	23,934,749

Basic and diluted net loss per share	$(0.24)	$(0.30)	$(0.76)	$(0.93)

Accounting for Stock-Based Employee Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.
     In estimating the fair value of stock-based compensation, we use the closing market price of our common stock for stock awards, and the Black-Scholes Option Pricing Model for stock options and warrants. We estimate future

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
volatility based on past volatility of our common stock, and we estimate the expected length of options based on several criteria, including the vesting period of the grant and the expected volatility.
Comprehensive Loss
     Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net loss. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.
3. Products and Strategic Alliances
     Our key products under development that represent nearer term revenue and/or development expense potential and related business alliances are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2006.
     The following is a brief update of the most advanced products under development as of September 30, 2007:
     Satraplatin: During the nine-month period ended September 30, 2007, we recorded $7.2 million in milestone revenues from GPC Biotech AG in connection with the filing and acceptance of a New Drug Application, or NDA, by the U.S. Food and Drug Administration, or FDA, and the filing and acceptance of a Marketing Authorization Application that was filed by a sub-licensee of GPC Biotech with the European Medicines Agency, or EMEA. We paid Johnson Matthey an aggregate of $1 million in milestone payments, $500,000 on the filing of the NDA and $500,000 upon the acceptance of the NDA.
     On October 30, 2007, GPC announced that the Phase 3 Satraplatin and Prednisone Against Refractory Cancer trial evaluating satraplatin for the treatment of hormone-refractory prostate cancer did not meet its primary efficacy endpoint.
     ISO-Vorin™ (LFA): During the nine-month period ended September 30, 2007, we continued progression toward submitting a response to certain chemistry and manufacturing questions raised by the FDA during the review of the NDA, and in July 2007, we filed with the FDA an amendment to the NDA to address such questions. Action by the FDA is expected by early 2008. As a result of the foregoing, during the three-month period ended September 30, 2007, we recorded $520,000 as a stock-based research and development charge, which represents the fair market value of 125,000 shares of common stock issued in October 2007 as a milestone payment to Targent, LLC, from which we acquired certain rights to ISO-Vorin.
     EOquin®: Under a Special Protocol Assessment procedure, we received concurrence from the FDA for the design of the Phase 3 study protocol for EOquin in non-invasive bladder cancer. The development plan for EOquin calls for two Phase 3 clinical studies. The first study began during the second quarter of 2007, and the second study began during the third quarter of 2007.
     Ozarelix: In January 2007, we initiated a Phase 2b study of ozarelix for the treatment of benign prostatic hypertrophy after the FDA cleared our Investigation New Drug application, and concurred with the study protocol. On April 30, 2007, we completed enrollment in the trial.
     Ortataxel: On July 20, 2007, we entered into a worldwide license agreement for ortataxel, a third-generation taxane classified as a new chemical entity that has demonstrated clinical activity against taxane-refractory tumors. We acquired these rights from Indena S.p.A., the Italian company that discovered ortataxel, and agreed to make an upfront payment, subject to certain conditions, plus regulatory and sales milestones, and royalties on future net sales. In October 2007, we paid Indena approximately $2.8 million in upfront license fees.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
     4. Commitments and Contingencies
Facility and Equipment Leases
     As of September 30, 2007, we were obligated under a facility lease and several operating equipment leases.
     Minimum lease requirements for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Year ending December 31:	Lease Commitments
Amounts In
Thousands
2007 (Remainder of Year)	$121
2008	$494
2009	$253
2010	$5
2011	$—

Thereafter	$—
$873

Licensing Agreements
     Almost all of our drug product candidates are being developed pursuant to license agreements that provide us with rights to certain territories to, among other things, develop, sublicense, and sell the drugs. We have out-licensed development and commercialization rights to Satraplatin, one of our drug product candidates, to GPC Biotech in exchange for upfront and milestone payments and royalties on sales of product. We are required to use commercially reasonable efforts to develop the drugs, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are generally contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and, in some cases, milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities. Par Pharmaceutical Companies, Inc. is responsible for marketing our generic sumatriptan injection product and we will share the profits.
     The potential contingent development and regulatory milestone obligations under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events: conclusion of Phase 2 or commencement of Phase 3 clinical trials; filing of new drug applications in each of the United States, Europe and Japan; and approvals from each of the regulatory agencies in those jurisdictions.
     Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. Our potential contingent cash development and regulatory milestone obligations aggregate approximately $72 million as of September 30, 2007, assuming such milestones are achieved. We may achieve certain milestones over the next twelve months, thereby obligating us to issue up to 250,000 shares of our common stock and to pay up to approximately $6 million in cash, including the approximately $2.8 million paid to Indena in October 2007.
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

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
or the successful accrual and dosing of patients. As of each period end, we accrue for all non-cancelable installment amounts that we are likely to become obligated to pay.
Employment Agreements
     We have entered into employment agreements with two of our named executive officers, Dr. Shrotriya, President and Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2008 and July 1, 2008, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the next year. The employment agreements require each officer to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The employment agreements provide for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of the Board of Directors. They also provide for severance payments and accelerated vesting of options, upon termination of employment under certain circumstances.
Litigation
     At September 30, 2007, we were in dispute with GPC Biotech. In December 2006, we filed a demand for arbitration to address our exclusion from participating in nearly $70 million in sublicense income received by GPC Biotech AG, and to address other non-monetary material violations of our license agreement with GPC, and GPC answered and counterclaimed and demanded a royalty-free license among other requests. The arbitration hearing was conducted in Boston, Massachusetts, between July 6 and July 13, 2007, and final arguments were presented on August 21.
     On November 5, the arbitration panel issued a ruling whereby it dismissed all claims of each party against the other. The panel’s ruling is binding according to the terms of the license agreement between us and GPC.
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
Common Stock Reserved for Future Issuance
     As of September 30, 2007, approximately 16 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series E preferred shares	340,000
Exercise of stock options	5,922,760
Exercise of warrants	9,703,831

Total shares of common stock reserved for future issuances	15,966,591

     In the event that all the foregoing options and warrants were exercised, we would receive up to approximately $98 million from the issuance of shares of our common stock.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
Stock-Based Compensation
     As of September 30, 2007, approximately 2.5 million incentive award shares were available for grant under our stock-based incentive award plan. Stock-based awards generally vest over periods of up to four years and have a ten-year life.
     Presented below is a summary of activity, for all of our stock-based incentive award plans, during the nine-month period ended September 30, 2007:
     Stock Options:
     During the nine-month period ended September 30, 2007, the Compensation Committee granted stock options at exercise prices equal to or greater than the quoted price of our common stock as of the grant dates. The weighted average grant date fair value of stock options granted during the nine-month period ended September 30, 2007 was estimated at approximately $3.74, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility (based on the historical volatility of our common stock) of 68.1%; risk free interest rate of 4.74%; and an expected life of five years.

		Weighted	Weighted	Aggregate
	Common	Average	Average	Intrinsic
	Stock	Exercise	Remaining Term	Value
	Options	Price	(In Years)	(In Thousands)
Outstanding at beginning of year	4,640,252	$5.86

Granted	1,378,200	$6.18

Expired	(2,454)	$23.77

Forfeited	(11,800)	$5.38

Exercised	(81,438)	$1.48

Outstanding, at the end of period	5,922,760	$5.99	7.58	$1,275

Vested and expected to vest, at end of period	5,693,930	$5.99	7.54	$1,272

Exercisable, at the end of period	3,634,460	$6.00	6.86	$1,249

     The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price of $4.22 on September 30, 2007 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s common stock.
     During the nine-month period ended September 30, 2007, the stock-based charge in connection with the expensing of stock options was $3.2 million. As of September 30, 2007, there was $8.5 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.37 years.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
     Restricted Stock:

		Weighted
	Restricted	Average
	Stock	Grant date
	Awards	Fair Value

Nonvested at beginning of period	146,250	$4.25

Granted	265,000	$5.56

Vested	(133,750)	$5.22

Nonvested at the end of period	277,500	$5.03

     The fair value of restricted stock awards is the grant date closing market price of our stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
     During the nine-month period ended September 30, 2007, the stock-based charge in connection with the expensing of restricted stock awards was $708,000. As of September 30, 2007, there was $257,000 of unrecognized stock-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.26 years.
     401(k) Plan Matching Contribution:
     During the nine-month period ended September 30, 2007, we issued 31,095 shares of common stock as the Company’s match of approximately $175,000 on the 401(k) contributions of its employees during the fourth quarter of 2006, and the nine-month period ended September 30, 2007.
Warrants Activity
     We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the nine-month period ended September 30, 2007:

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
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the safety and efficacy of our drug products, the regulatory success of our products, the timing and likelihood of achieving regulatory development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including under “Risk Factors” as well as those discussed in our periodic reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K. These factors include, but are not limited to:
•	our ability to successfully develop, obtain regulatory approvals for and market our products;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	our ability to identify new product candidates;

•	the timing and/or results of pending or future clinical trials;

•	competition in the marketplace for our generic drugs;

•	actions by the FDA and other regulatory agencies;

•	demand and market acceptance for our approved products; and

•	the effect of changing economic conditions.
     We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report except as required by law.
     You should read the following discussion of the financial condition and results of our operations in conjunction with the condensed consolidated financial statements and the notes to those financial statements included in Item I of Part 1 of this report.

     Overview
     We are a biopharmaceutical company that acquires and advances a diversified portfolio of drug candidates, with a focus on oncology, urology and other unmet medical needs for which there are currently few other treatment options.

SPECTRUM PHARMACEUTICALS, INC.
     In general, we direct and pay for all aspects of the drug development process, and consequently incur the risks and rewards of drug development, which is an inherently uncertain process. To mitigate such risks, we enter into alliances where we believe that our partners can provide strategic advantage in the development, manufacturing or distribution of our drugs. In such situations, the alliance partners may share in the risks and rewards of the drug development and commercialization.
Business Outlook
     Our primary business focus continues to be to acquire, develop and commercialize a portfolio of marketable prescription drug products with a mix of near-term and long-term revenue potential. The following is an update for some of our projects:
•	Satraplatin: On October 30, 2007, our licensee, GPC Biotech AG, announced that the Phase 3 SPARC trial evaluating satraplatin for the treatment of hormone-refractory prostate cancer did not meet its primary efficacy endpoint. GPC has stated publicly that it is evaluating its future development plans for satraplatin.

Pharmion Corporation, GPC’s sublicense for Europe and certain other countries, has publicly stated that it plans to review the data from the trial and work closely with the European Medicines Agency, or EMEA, to determine the next steps for the Marketing Authorization Application that was submitted to the EMEA in June 2007.

•	ISO-Vorin™ (LFA): In July 2007, we filed with the FDA an amendment to the NDA to address certain chemistry and manufacturing questions raised by the FDA during the review of the NDA. The FDA target date for action is in January 2008. We also plan to file an NDA amendment for the oral formulation. If we receive approval from the FDA for the use after the administration of high-dose methotrexate in treating osteogenic sarcoma, we plan to file a supplemental application for the treatment of advanced metastatic colorectal cancer in combination with 5-fluorouracil.

•	EOquin®: In 2007, we have initiated two Phase 3 clinical studies in the United States for EOquin in non-invasive bladder cancer, and have been, and will continue to enroll patients in these trials. We have enrolled more than 170 patients into the two trials. In early 2008, we anticipate expanding one of the clinical studies to sites in Canada.

•	Ozarelix: In January 2007, we initiated a Phase 2b study of ozarelix for the treatment of benign prostatic hypertrophy, or BPH, following a European study in 144 patients in BPH. This current study is being undertaken to help design the protocol for the registrational study in the U.S. On April 30, 2007, we completed enrollment of the trial. While we wait for the data, we are concurrently working on the design of the protocol for the registrational study which is expected to initiate in early 2008.

•	Ortataxel: In July 2007, we entered into a worldwide license agreement for ortataxel, a third-generation taxane classified as a new chemical entity that has demonstrated clinical activity against taxane-refractory tumors. We acquired these rights from Indena S.p.A., the Italian company that discovered ortataxel, and have made an upfront payment, and are obligated to pay regulatory and sales milestones, and royalties on future net sales. Ortataxel belongs to a new generation of taxanes with the potential to be active against tumors resistant to Bristol-Myers Squibb’s Taxol® (paclitaxel) and Sanofi-Aventis’ Taxotere® (docetaxel). We plan to initiate a phase 2 study in non-small cell lung cancer in 2008 and to also develop and test our own oral formulation for better bioavailability.

•	SPI-1620: In July 2007, we filed an IND application with the FDA for the use of SPI-1620 in patients with recurrent or progressive carcinoma. SPI-1620 is being developed as an adjunct to chemotherapy. In August 2007, the FDA cleared our IND paving the way to begin a Phase 1 open label, dose-escalating study assessing the safety, tolerability, pharmacokinetics and pharmocodynamic in patients with recurrent or progressive carcinoma. We anticipate initiating this study before the end of the year.

•	Sumatriptan injection: In November 2006, we reached an agreement with GSK to settle the patent litigation relating to sumatriptan injection. The terms of the agreement provide that we may exclusively distribute authorized generic versions of certain sumatriptan injection products in the United States with an expected launch during GSK’s sumatriptan pediatric exclusivity period, which begins on August 6, 2008, but with the

SPECTRUM PHARMACEUTICALS, INC.
launch occurring not later than November 6, 2008. Par Pharmaceutical Companies, our partner for the sale and distribution of sumatriptan injection, will market the drug on our behalf.

•	We expect to continue to evaluate additional promising drug product candidates for acquisition or license.
Financial Condition
     Liquidity and Capital Resources
     Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987 through September 30, 2007, have exceeded $220 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years, unless they are offset, if at all, by the out-license or product sales of any of our drugs.
     We believe that the approximately $66 million in cash, cash equivalents and marketable securities that we had on hand as of September 30, 2007 will allow us to fund our current planned operations for at least the next twelve months. Our long-term strategy is to generate profits from the sale and licensing of our drug products. In the next several years, we expect to supplement our cash position with: sales of ISO-Vorin, if approved by FDA; licensing revenues from out-licensing our other drug products; and profits from the sale by Par of the authorized generic versions of certain sumatriptan injection products.
     However, if we are unable to generate the revenues necessary to finance our operations long-term, we may have to seek additional capital through the sale of our equity, which we may issue at any time, as appropriate. Our operations have historically been financed by the issuance of capital stock. In May 2007, we received net proceeds of approximately $30 million from the sale of 5,134,100 common shares in an offering pursuant to a shelf registration statement. In addition, we could receive a significant amount of cash from the exercise of outstanding warrants and options, if the price of our common stock appreciates. It is generally difficult to fund pharmaceutical research and development via borrowings due to the significant expenses involved, lack of revenues sufficient to service debt and the significant inherent uncertainty as to results of research and the timing of those results.
     As described elsewhere in this report, as well as the risk factors in our 2006 Annual Report on Form 10-K, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing and ultimate aggregate cost of developing each of our drug product candidates. We are similarly unable to reasonably estimate when, if ever, we will realize material net cash inflows from sales of our drug products. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations may prove too optimistic and our assessment of expenditures may prove inadequate.
     Our expenditures for research and development consist of direct product specific costs (including upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance) and non-product specific, or indirect, costs. During the nine-month period ended September 30, 2007, our total research and development expenditure, excluding stock-based charges of approximately $3.1 million, was approximately $19 million, including approximately $13 million in direct costs. The principal components of such direct expenses were direct costs related to ozarelix — approximately $4.4 million, EOquin — approximately $4.9 million, and satraplatin milestones — $1 million.
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
     In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash, and our research and development expenditures would likely increase.
     Under our various existing licensing agreements, we are contingently obligated to make milestone payments. In connection with the development of certain in-licensed drug products, we may achieve certain of these milestones over the next twelve months. Upon successful achievement of these milestones, we will become obligated to issue

SPECTRUM PHARMACEUTICALS, INC.
up to 250,000 shares of our common stock and pay up to approximately $6 million in cash, including the approximately $2.8 million paid to Indena in October 2007.
     Net Cash used in Operating Activities
     During the nine-month period ended September 30, 2007, net cash used in operations was approximately $15.4 million. Our anticipated net use of cash for operations in the fiscal year ending December 31, 2007, excluding the cost of in-licensing additional drugs, if any, is expected to range between approximately $25 and $30 million. This estimate is subject to considerable uncertainty and depends on the following key factors: continued positive results from our preclinical and clinical studies; the outcome of discussions with the FDA regarding our planned clinical trials; and the initiation of clinical trials and patient enrollment as anticipated. Further, while we do not receive any funding from third parties for research and development that we conduct, co-development agreements with other companies for any of our drug product candidates may reduce our expenses.
     Net Cash Used for Investing Activities
     While cash preservation is our primary investment goal, in order to maximize the interest yield on our investments, we place our cash in a variety of investments pending its use in our business. Net cash used for investing activities was approximately $12.8 million during the nine-month period ended September 30, 2007, and resulted from investment in marketable securities, of the approximately $30 million net proceeds from the May 2007 financing, offset by the conversion of marketable securities to cash for use in operations, and capital expenditures of $334,000 to support operations.
     Net Cash provided by and used for Financing Activities
     Net cash provided by financing activities totaled approximately $30.7 million for the nine-month period ended September 30, 2007. Approximately $30 million derived from the sale of 5,134,100 shares of common stock, and approximately $639,000 derived from the exercise of outstanding warrants for 161,145 shares of our common stock, and the exercise of stock options for 81,438 shares of our common stock.
Results of Operations
Results of Operations for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006
     For each of the three-month periods ended September 30, 2007 and 2006, we incurred a net loss of approximately $7.4 million. The principal components of the year to year changes in line items are discussed below.
     During the three-month period ended September 30, 2007, we recognized approximately $3.3 million in licensing milestone and related revenues, pursuant to our agreement with GPC Biotech. The milestones were related to the filing and acceptance of a Marketing Authorization Application by Pharmion with the EMEA. During the three-month period ended September 30, 2006 we had approximately $92,000 of product sales.
     Research and development expenses increased approximately $1.0 million, from approximately $5.8 million in the three-month period ended September 30, 2006 to approximately $6.8 million in the three-month period ended September 30, 2007, due to the expanded scope of our clinical development activities, including an increase in the number of personnel, related to the two Phase 3 trials for EOquin®, which initiated during 2007.
     General and administrative expenses increased by approximately $0.9 million, from approximately $1.5 million in the three-month period ended September 30, 2006 to approximately $2.4 million in the three-month period ended September 30, 2007, primarily due to increased legal expenses resulting from the arbitration we initiated against GPC Biotech, described elsewhere in this report.
     Stock-based charges increased by approximately $1.7 million, from approximately $0.7 million in the three-month period ended September 30, 2006 to approximately $2.4 million in the three-month period ended September

SPECTRUM PHARMACEUTICALS, INC.
30, 2007. $520,000 of the increase represents the fair market value of the 125,000 shares payable to Targent, LLC, pursuant to achievement of a milestone in the three-month period ended September 30, 2007. The balance of the increase, $1.2 million, represents an increase in the expensing of equity grants in accordance with SFAS 123(R).
     Other income primarily consisted of net interest income of approximately $0.7 million for each of the three-month periods ended September 30, 2007 and September 30, 2006.
Results of Operations for the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006
     For the nine-month period ended September 30, 2007, we incurred a net loss of approximately $21.5 million compared to a net loss of approximately $22.2 million in the nine-month period ended September 30, 2006. The principal components of the year to year changes in line items are discussed below.
     During the nine-month period ended September 30, 2007, we recognized approximately $7.6 million in licensing milestone and related revenues, pursuant to our agreement with GPC Biotech. The $7.2 million in milestone payments related to the acceptance by the FDA of an NDA filing by GPC Biotech, and the filing and acceptance of a Marketing Authorization Application with the EMEA. Approximately $0.4 million of the recorded revenues represent amounts received from GPC Biotech under our agreement for commissions on drug products used by GPC Biotech in clinical trials and for commercial launch. During the nine-month period ended September 30, 2006, we had $92,000 of product sales.
     Research and development expenses increased approximately $5.4 million from approximately $13.6 million in the nine-month period ended September 30, 2006 to approximately $19 million in the nine-month period ended September 30, 2007, due primarily to the expanded scope of our clinical development activities, including an increase in the number of personnel related to the two Phase 3 trials for EOquin®, which initiated during 2007. Approximately $1.0 million of the increase is attributable to the payment of milestones upon the filing and acceptance of the NDA for satraplatin.
     General and administrative expenses increased by approximately $3.4 million, from approximately $4.4 million in the nine-month period ended September 30, 2006 to approximately $7.8 million in the nine-month period ended September 30, 2007, primarily due to increased legal expenses resulting from the arbitration we initiated against GPC Biotech, described elsewhere in this report.
     Stock-based charges decreased by approximately $1.7 million, from approximately $6.3 million in the nine-month period ended September 30, 2006 to approximately $4.6 million in the nine-month period ended September 30, 2007, primarily due to the charge in 2006 of approximately $3.3 million relating to the issuance of common stock to Targent, LLC. in connection with the acquisition of its oncology assets and the issuance of common stock to Altair Nanotechnologies, Inc. in connection with the payment of a milestone under our license agreement for RenaZorb™ and for transfer of technology related to formulation improvements to RenaZorb™ developed by Altair, offset by a charge in 2007 of $520,000 representing the fair market value of the 125,000 shares payable to Targent pursuant to achievement of a milestone in the nine-month period ended September 30, 2007 and an increase of approximately $1.2 million in the expensing of equity grants in accordance with SFAS 123(R).
     Other income primarily consisted of net interest income of approximately $2.0 million for each of the nine-month periods ended September 30, 2007 and September 30, 2006.

SPECTRUM PHARMACEUTICALS, INC.
Off-Balance Sheet Arrangements
     None.
Contractual and Commercial Obligations
     The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of September 30, 2007 (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations (1)

Capital Lease Obligations (2)	$—	$—	$—	$—	$—

Operating Lease Obligations (3)	873	489	384	—	—

Purchase Obligations (4)	11,943	8,437	3,506	—	—

Contingent Milestone Obligations (5)	72,488	6,738	5,545	26,415	33,790

Total	$85,304	$15,664	$9,435	$26,415	$33,790

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable.

(2)	As of September 30, 2007, we had no capital lease obligations.

(3)	The operating lease obligations are primarily the facility lease for our corporate office, which extends through June 2009.

(4)	Purchase Obligations represent the amount of open purchase orders and contractual commitments to vendors, for products and services that have not been delivered, or rendered, as of September 30, 2007.

(5)	Milestone Obligations are payable contingent upon successfully reaching certain development and regulatory milestones. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of September 30, 2007, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met and represent our best estimates of the timelines. If the milestones are met, we believe the increase in the potential value of the related drug product will likely significantly exceed the amount of the milestone obligation.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and is consequently inherently subjective and uncertain. Actual results could differ materially from our estimates. On an on-going basis, we evaluate our estimates, including cash requirements, by assessing: planned research and development activities and general and administrative requirements; required clinical trial activity; market need for our drug candidates; and other major business assumptions.

SPECTRUM PHARMACEUTICALS, INC.
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
          Cash, Cash Equivalents and Marketable Securities
     Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, institutional money market funds, corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Investments that do not meet the above definition of cash equivalents are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of Financial Accounting Standards Board, or FASB, Statement, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments that we intend to hold for more than one year are classified as long-term investments.
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
     Up-front fees representing non-refundable payments received upon the execution of licensing or other agreements are recognized as revenue upon execution of the agreements where we have no significant future performance obligations and collectibility of the fees is reasonably assured. Milestone payments, which are generally based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectibility is reasonably assured, and we have no significant future performance obligations in connection with the milestone. If we have collected fees or milestone payments but have significant future performance obligations related to the development of the drug product, we record deferred revenue and recognize it over the period of our future obligations.
     Revenue from sales of product is recognized upon shipment of product when title and risk of loss have transferred to the customer and provisions for estimates, including promotional adjustments, price adjustments, returns, and other potential adjustments are reasonably determinable. Such revenue is recorded, net of such estimated provisions, at the minimum amount of the customer’s obligation to us. We state the related accounts receivable at net realizable value, with any allowance for doubtful accounts charged to general operating expenses.
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

SPECTRUM PHARMACEUTICALS, INC.
          Accounting for Stock-Based Employee Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method, and, accordingly, we did not restate the consolidated statements of operations for periods prior to January 1, 2006. This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.
     In estimating the fair value of stock-based compensation, we use the quoted market price of our common stock for stock awards and the Black-Scholes Option Pricing Model for stock options and warrants. We estimate future volatility based on past volatility of our common stock, and we estimate the expected length of options based on several criteria, including the vesting period of the grant and the expected volatility.
          New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial statements.
     In September 2006, FASB Statement No. 157 Fair Value Measurement, or SFAS 157, was issued. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The Statement is effective January 1, 2008 for the company. We do not expect the implementation of SFAS 157 to have a material impact on our financial statements.
     In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159, was issued. This Statement permits us to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. This Statement is effective January 1, 2008 for the company. We are currently evaluating the impact, if any, this standard will have on our financial statements.
     In June 2007, EITF 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3, was issued. EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until the related goods or services are delivered or are performed, when the amounts would be recognized as an expense. This standard is effective for new contracts entered into after January 1, 2008. We are currently evaluating the potential impact, if any, this standard will have on our financial statements.
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

SPECTRUM PHARMACEUTICALS, INC.
     Our investments as of September 30, 2007 are primarily in floating rate securities, short-term government securities and money market accounts. Because of our ability to redeem these investments at par with short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2007, any decline in the fair value of our investments would not be material. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or our entire principal. We believe that we effectively manage this market risk by diversifying our investments and selecting securities that generally have third party insurance coverage in the event of default by the issuer.
     In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, we have foreign expenses associated with our ongoing clinical studies in Europe, where some of our obligations are incurred in Euros. We mitigate such risk by maintaining a limited portion of our cash in Euros. Although fluctuations in exchange rates affect on our payment obligations, they have not materially affected on our financial condition or results of operations as of or for the nine-month period ended September 30, 2007.
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
     As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report, or the Evaluation Date. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SPECTRUM PHARMACEUTICALS, INC.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     Arbitration with GPC Biotech
     In December 2006, we filed a demand for arbitration to address our exclusion from participating in nearly $70 million in sublicense income received by GPC Biotech AG, and to address other non-monetary material violations of our license agreement with GPC, and GPC answered and counterclaimed and demanded a royalty-free license among other requests. The arbitration hearing was conducted in Boston, Massachusetts, between July 6 and July 13, 2007, and final arguments were presented on August 21. On November 5, the arbitration panel issued a ruling whereby it dismissed all claims of each party against the other. The panel’s ruling is binding according to the terms of the license agreement between us and GPC.
     Additional information regarding this arbitration can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007, and our Quarterly Reports on Form 10-Q filed on May 2, 2007 and August 9, 2007.
     Other
     We are involved in various other legal proceedings arising from the ordinary course of business.
ITEM IA. Risk Factors
     There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year December 31, 2006, and in our Quarterly Report on Form 10-Q, Item 1A, for the quarter ended March 31, 2007, as filed with the SEC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 15, 2007, as required by an asset purchase agreement with Targent, Inc. (“Targent”), we issued 125,000 shares of our common stock as directed by Targent. We acquired the oncology assets of Targent in March 2006, and our asset purchase agreement with Targent requires us to issue shares as directed by Targent upon the achievement of certain milestones. The first such milestone was achieved this quarter. We received no cash proceeds in connection with this issuance. We believe the issuance of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act. We made no solicitation in connection with the issuance of the shares; we obtained representations from Targent regarding its status as an accredited investor; and Targent had access to adequate information about us in order to make an informed investment decision. No underwriting discounts or commissions were paid in conjunction with the issuance.
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
Information regarding our Annual Meeting of Stockholders on July 20, 2007, was provided in Part II, Item 4, of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007.
ITEM 5. Other Information (not previously reported in a Form 8-K)
     None
ITEM 6. Exhibits

Exhibit No.	Description
10.1	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.3 to Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007, and incorporated herein by reference.)

10.2 *	Summary of Director Compensation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007, and incorporated herein by reference.)

SPECTRUM PHARMACEUTICALS, INC.

Exhibit No.	Description
10.3 + #	First Amendment to License Agreement Dated August 28, 2001 between Johnson Matthey PLC and Registrant dated September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2002.)

10.4 + #	License Agreement by and between the Registrant and Indena, S.p.A. dated as of July 17, 2007.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SPECTRUM PHARMACEUTICALS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.
Date: November 9, 2007	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.3 to Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007, and incorporated herein by reference.)

10.2 *	Summary of Director Compensation. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007, and incorporated herein by reference.)

10.3 + #	First Amendment to License Agreement Dated August 28, 2001 between Johnson Matthey PLC and Registrant dated September 30, 2002. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2002.)

10.4 + #	License Agreement by and between the Registrant and Indena, S.p.A. dated as of July 17, 2007.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.