Form 10-Q
period 2008-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2008-05-12
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at May 9, 2008

Common Stock, $.001 par value	31,463,896

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month period ended March 31, 2008
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
We recommend that you read the unaudited condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 14, 2008.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In Thousands, Except Share and Per
	Share Data)
Assets
Current Assets:
Cash and cash equivalents	$4,037	$1,141
Marketable securities	44,549	54,518
Accounts Receivable, net of allowance for doubtful accounts	84	191
Inventory	562	—
Prepaid expenses and other current assets	692	762

Total current assets	49,924	56,612
Property and equipment, net	767	716
Other Assets	155	212

Total assets	$50,846	$57,540

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued liabilities	$1,864	$1,598
Accrued compensation	1,004	1,111
Accrued drug development costs	4,654	5,090

Total current liabilities	7,522	7,799
Deferred revenue and other credits	979	992

Total liabilities	8,501	8,791

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, $2.0 million aggregate liquidation value, issued and outstanding, 170 shares at March 31, 2008 and December 31, 2007	1,048	1,048
Common stock, par value $0.001 per share, 100,000,000 shares authorized:
Issued and outstanding, 31,461,396 and 31,233,798 shares at March 31, 2008 and December 31, 2007, respectively	31	31
Additional paid-in capital	290,947	288,927
Accumulated other comprehensive income	735	493
Accumulated deficit	(250,416)	(241,750)

Total stockholders’ equity	42,345	48,749

Total liabilities and stockholders’ equity	$50,846	$57,540

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(In Thousands, Except Share and
	Per Share Data)
Revenues
Licensing and milestone revenues	$—	$343

Total Revenues	$—	$343

Operating expenses:
Research and development	6,382	5,850
Selling, General and administrative	2,585	2,967

Total operating expenses	8,967	8,817

Loss from operations	(8,967)	(8,474)

Other income, net	301	582

Net loss	$(8,666)	$(7,892)

Basic and diluted net loss per share	$(0.28)	$(0.31)

Basic and diluted weighted average common shares outstanding	31,271,281	25,290,717

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(In Thousands, Except Share and
	Per Share Data)

Cash Flows From Operating Activities:
Net loss	$(8,666)	$(7,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	53
Share-based compensation	1,731	1,286
Fair value of common stock issued in connection with drug license	305	—
Changes in operating assets and liabilities:
Decrease in Accounts Receivable	107	1,026
Increase in Inventory	(562)
Decrease in other assets	188	8
<Decrease> Increase in accounts payable and accrued expenses	(170)	432
Decrease in accrued compensation and related taxes	(107)	(366)
Decrease in deferred revenue and other credits	(30)	(8)

Net cash used in operating activities	(7,117)	(5,461)

Cash Flows From Investing Activities:
Sales of marketable securities	10,151	4,881
Purchases of marketable securities
Purchases of property and equipment	(138)	(116)

Net cash provided by (used in) investing activities	10,013	4,765

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	—	—
Proceeds from exercise of warrants	—	330
Proceeds from exercise of stock options	—	—

Net cash provided by financing activities	—	330

Net increase (decrease) in cash and cash equivalents	2,896	(366)
Cash and cash equivalents, beginning of period	1,141	519

Cash and cash equivalents, end of period	$4,037	$153

Supplemental Cash Flow Information:
Interest paid	$—	$—

Income taxes paid	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$305	$—

Fair value of restricted stock granted employees and directors	$223	$—

Fair value of stock issued to match employee 401k contributions	$61	$31

Preferred stock dividends paid with common stock	$—	$10

SPECTRUM PHARMACEUTICALS, INC.
1. Business and Basis of Presentation
Business
Spectrum Pharmaceuticals, Inc. (the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company engaged in the business of acquiring, developing and commercializing a diversified portfolio of drug products, with a focus mainly on oncology and urology.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and of our wholly-owned and majority-owned subsidiaries. As of March 31, 2008, we had two subsidiaries: Spectrum Pharmaceuticals GmbH, a wholly-owned inactive subsidiary incorporated in Switzerland in April 1997; and NeoJB, LLC (NeoJB), 80% owned, organized in Delaware in April 2002. We have eliminated all significant intercompany accounts and transactions.
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
Fair Value of Financial Instruments
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157. In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

SPECTRUM PHARMACEUTICALS, INC.
We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:   Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of March 31, 2008, are classified in the table below in one of the three categories described above:

	Fair Value Measurements at March 31, 2008
	Level 1	Level 2	Level 3	Total

Cash & Equivalents	4,037	—	—	4,037
U.S. Treasury T-Bills	23,602	—	—	23,602
Money Market Currency Funds	—	4,959	—	4,959
Medium Term Corporate Notes	—	5,787	—	5,787
U.S. Treasury Backed Securities	—	10,201	—	10,201

Cash, Cash Equivalents and Marketable Securities	27,639	20,947	—	48,586

SPECTRUM PHARMACEUTICALS, INC.
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
Concentrations of Credit Risk
All of our cash, cash equivalents and marketable securities are invested at major financial institutions. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. To a limited degree these investments are insured by the Federal Deposit Insurance Corporation and by third party insurance. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as existed during late 2007 and early 2008.
Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market. As of March 31, 2008, inventory consisted of raw materials and work in process of LEVOleucovorin in preparation for the commercial launch of our product in mid 2008 (See note 3 below). The lower of cost or market is determined based on net estimated realizable value after appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.
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

SPECTRUM PHARMACEUTICALS, INC.
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
The following data show the amounts used in computing basic loss per share for the three-month periods ended March 31, 2008 and 2007.

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(In Thousands, Except Share and Per Share Data)

Net loss	$(8,666)	$(7,892)
Less:
Preferred dividends paid in cash or stock	—	(10)

Loss attributable to common stockholders used in computing basic loss per share	$(8,666)	$(7,902)

Weighted average shares outstanding	31,271,281	25,290,717

Basic and diluted net loss per share	$(0.28)	$(0.31)

Accounting for Share-Based Employee Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” We measure compensation cost for all share-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

SPECTRUM PHARMACEUTICALS, INC.
In estimating the fair value of share-based compensation, we use the closing market price of our common stock for stock awards, and the Black-Scholes Option Pricing Model for stock options and warrants. We estimate future volatility based on past volatility of our common stock, and we estimate the expected length of options based on several criteria, including the vesting period of the grant and the expected volatility.
We recorded share-based compensation expense during the quarters ended March 31, 2008 and 2007, as follows:

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(In Thousands)
Research and development	$1,108	$826
Selling, general and administrative	623	460

Total stock based charges	$1,731	$1,286

Comprehensive Income
Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s accumulated other comprehensive income at March 31, 2008 consisted primarily of unrealized gains and losses on investments in marketable securities as of that date.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the our consolidated financial statements.
In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FSP FAS 157-2, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.
Effective January 2008, we adopted the provisions of EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or Issue 07-3, which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. The adoption of Issue No. 07-3 did not have a material impact on our results of operations or financial position.

SPECTRUM PHARMACEUTICALS, INC.
In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements,” or Issue 07-1, which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. Issue 07-1 is effective for us beginning January 1, 2009. We are currently evaluating the impact of this statement on our financial statements, but we do not expect this will have a significant impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations SFAS No. 141(R), requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this statement on our financial statements, but we do not expect this will have a significant impact on our financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of this statement on our financial statements, but we do not expect this will have a significant impact on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of this Statement on our financial statements, but we do not expect this will have a significant impact on our financial statements.
3. Products and Strategic Alliances
Our key products under development that represent nearer term revenue and/or development expense potential and related business alliances are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2007.

SPECTRUM PHARMACEUTICALS, INC.
The following is a brief update of the most advanced products under development as of March 31, 2008:
Levoleucovorin for Injection: On March 7, 2008, our New Drug Application, or NDA, for our proprietary drug LEVOleucovorin for Injection (LEVOleucovorin) was approved by the FDA. LEVOleucovorin rescue is indicated after high-dose methotrexate therapy in patients with osteosarcoma, and is also indicated to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists. As a result of the FDA approval, during the quarter ended March 31, 2008, we recorded a charge of approximately $0.4 million for milestone obligations, including a stock-based research and development charge of $305,000, which represents the fair market value of 125,000 shares of our common stock issued to Targent, LLC for a milestone payment pursuant to the asset purchase agreement with Targent.
During the period ended March 31, 2008, we started to build a sales force in preparation of the commercial launch of LEVOleucovorin expected by mid-2008.
EOquin®: Pursuant to a special protocol assessment procedure, in 2007, we initiated two Phase 3 clinical studies in the United States for EOquin® in non-invasive bladder cancer. We continue to enroll patients in these two studies and during the quarter ended March 31, 2008, expanded one of the studies into Canada, after receipt of authorization from the Canadian Health Authorities allowing us to initiate the trial in Canada.
Ozarelix: On April 22, 2008, we announced the completion of a 9-month, randomized, double-blind, placebo-controlled, Phase 2b study of the safety and efficacy of ozarelix, the Company’s drug candidate for the treatment of benign prostatic hypertrophy, or BPH. Based on the results of that study we are designing the protocol for the next study of ozarelix in BPH.
4. Commitments and Contingencies
Facility and Equipment Leases
As of March 31, 2008, we were obligated under a facility lease and several operating equipment leases.
Minimum lease requirements for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Amounts In
Thousands

2008 (Remainder of year)	$521
2009	$222
2010	$88
2011	$—
2012	$—
Thereafter	$—

$831

Licensing Agreements
Almost all of our drug candidates are being developed pursuant to license agreements that provide us with rights in certain territories to, among other things, develop, sublicense, and sell the drugs. We have out-licensed development and commercialization rights to satraplatin, one of our drug product candidates, to GPC Biotech AG in exchange for upfront and milestone payments and royalties on sales of product. We are required to use commercially reasonable efforts to develop the drugs, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are generally contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the agreements. In addition, we are obligated to pay royalties and, in some cases, milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities.

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
Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we may achieve certain milestones over the next twelve months, thereby obligating us to issue up to 125,000 shares of our common stock and to pay up to approximately $1 million in cash. We further estimate that if all of our contingent milestones were successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $65.5 million as of March 31, 2008, would be due approximately as follows: $1.1 million within 12 months; $10.4 million in 2 to 3 years; $9.9 million in 4 to 5 years; and $44 million after 5 years. In the event these milestones are achieved, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
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
As of March 31, 2008, we were committed under such contracts for up to approximately $14.9 million, for goods and services including approximately $8.6 million due within one year. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would get limited to the extent of the work completed. Generally, we are able to terminate these agreements due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.
Employment Agreements
We have entered into employment agreements with two of our named executive officers, Dr. Shrotriya, President and Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2008 and June 30, 2008, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the next year. Dr. Lenaz’s employment agreement will expire on June 30, 2008 due to his retirement, however, Dr. Lenaz has entered into a consulting agreement with us, effective July 1, 2008, whereby he will continue to provide us with part-time services until 2010. The employment agreements require each officer to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The employment agreements provide for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of the Board of Directors.
Each officer’s employment may be terminated due to expiration of the term of his employment agreement, mutual agreement, death or disability, or by us for cause (as that term is defined in the respective employment agreements) or without cause, or by the officer at any time upon ninety days’ notice. The employment agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated by us at the expiration of the term of the agreement, the officer is terminated without cause, if the officer’s employment is terminated (other than by the officer) due to a change in control, or the officer is adversely affected in connection with a change in control and the officer resigns. However, if the officer terminates his employment at any time upon ninety days’ notice, or death or disability, he shall not be entitled to any severance.

SPECTRUM PHARMACEUTICALS, INC.
Litigation
At March 31, 2008, we were involved with various legal matters arising from the ordinary course of business. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.
5. Stockholders’ Equity
Common Stock
In March 2008, we issued to Targent, LLC 125,000 shares of the Company’s common stock, for payment of a milestone pursuant to the asset purchase agreement with Targent. The fair value of the stock, $305,000, was recorded as a stock-based research and development charge for the quarter ended March 31, 2008.
Common Stock Reserved for Future Issuance
As of March 31, 2008, approximately 17.7 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series E preferred shares	340,000
Exercise of stock options	7,730,208
Exercise of warrants	9,629,829

Total shares of common stock reserved for future issuances	17,700,037

Share-Based Compensation
As of March 31, 2008, approximately 797,000 incentive award shares were available for grant under our share-based incentive award plan. Share-based awards generally vest over periods of up to four years and have a ten-year life.
Presented below is a summary of activity, for all of our share-based incentive award plans, during the three-month period ended March 31, 2008:
Stock Options:
During the three-month period ended March 31, 2008, the Compensation Committee granted stock options at exercise prices equal to or greater than the quoted price of our common stock as of the grant dates. The weighted average grant date fair value of stock options granted during the three-month period ended March 31, 2008 was estimated at approximately $1.45, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility (based on the historical volatility of our common stock) of 65.8%; risk free interest rate of 2.66%; and an expected life of 5 years.

SPECTRUM PHARMACEUTICALS, INC.

		Weighted	Weighted	Aggregate
	Common	Average	Average	Intrinsic
	Stock	Exercise	Remaining Term	Value
	Options	Price	(In Years)	(In Thousands)

Outstanding at beginning of year	6,482,260	$5.91
Granted	1,290,000	$2.56
Expired	(22,052)	$6.99
Forfeited	(20,000)	$4.22
Exercised	—	$—

Outstanding, at the end of period	7,730,208	$5.35	7.48	$420

Vested and expected to vest, at end of period	7,444,439	$5.37	7.43	$418

Exercisable, at the end of period	4,872,516	$5.61	6.80	$408

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price of $2.53 on March 31, 2008 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s common stock.
During the three-month period ended March 31, 2008, the share-based charge in connection with the expensing of stock options was $1.6 million. As of March 31, 2008, there was $7.9 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.89 years.
Restricted Stock:

		Weighted
	Restricted	Average
	Stock	Grant date
	Awards	Fair Value

Nonvested at beginning of period	277,500	$5.03

Granted	87,500	$2.55

Vested	(214,750)	$4.21

Forfeited	—

Nonvested at the end of period	150,250	$4.75

The fair value of restricted stock awards is the grant date closing market price of our stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
During the three-month period ended March 31, 2008, the share-based charge in connection with the expensing of restricted stock awards was $132,000. As of March 31, 2008, there was $907,000 of unrecognized share-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.71 years.

SPECTRUM PHARMACEUTICALS, INC.
401(k) Plan Matching Contribution:
During the three-month period ended March 31, 2008, we issued 24,260 shares of common stock as the Company’s match of approximately $61,000 on the 401(k) contributions of its employees the three-month period ended March 31, 2008.
Warrants Activity
We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the three-month period ended March 31, 2008:

		Weighted
	Common Stock	Average Exercise
	Warrants	Price

Outstanding at beginning of period	9,652,051	$6.51
Granted	—	—
Repurchased	—	—
Exercised	—	—
Forfeited	—	—

Expired	(22,222)	$1.90

Outstanding, at the end of period	9,629,829	$6.52

Exercisable, at the end of period	9,549,829	$6.53

6. Subsequent Events
Sale of rights to certain ANDAs
Subsequent to the close of the quarter, we entered into an asset purchase agreement with Sagent Pharmaceuticals, Inc. (“Sagent”) to sell to Sagent our abbreviated new drug applications for the generic injectable products, ondansetron, carboplatin, fludarabine, and mitoxantrone for $660,000.
Sale of rights to sumatriptan
Subsequent to the close of the quarter, we entered into an asset purchase agreement with Par Pharmaceutical, Inc., or Par, our marketing partner for sumatriptan injection, pursuant to which the Company received a non-refundable $20 million cash payment from Par for the sale of our share of the profits from the commercialization of sumatriptan injection.
Filing of shelf registration statement
Subsequent to the close of the quarter, we filed a shelf registration statement with the SEC to give us the ability, from time to time, to offer any combination of our securities described in the registration statement in one or more offerings for up to $150 million.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the safety and efficacy of our drug products, the regulatory success of our products, the timing and likelihood of achieving regulatory development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, including under “Risk Factors” as well as those discussed in our periodic reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K. These factors include, but are not limited to:
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
Overview
We are a biopharmaceutical company that acquires, develops and commercializes a diversified portfolio of drug products, with a focus mainly on oncology and urology. On March 7, 2008, we received approval from the FDA of our NDA for our drug product LEVOleucovorin. We anticipate commercially launching LEVOleucovorin in the U.S. market in mid-2008.

SPECTRUM PHARMACEUTICALS, INC.
Business Outlook
Our primary business focus for the remainder of 2008, and beyond, will be to continue to acquire, develop and commercialize a portfolio of prescription drug products with a mix of near-term and long-term revenue potential. Key developments anticipated in the next 12 to 18 months are:
•
LEVOleucovorin:  On March 7, 2008, we received approval from the FDA for LEVOleucovorin and we expect to commercially launch LEVOleucovorin in mid-2008. Also, we plan to file a supplemental NDA for use in colorectal cancer in 5-fluorouracil containing regimens and an NDA amendment for a tablet formulation by mid-year 2008.

•
Sumatriptan injection:  On May 6, 2008, we entered into an agreement with Par, our marketing partner for sumatriptan injection, pursuant to which we received a non-refundable $20 million cash payment from Par for the sale of our share of the profits from the commercialization of sumatriptan injection.

•
EOquin®:  Pursuant to a special protocol assessment procedure, in 2007, we initiated two Phase 3 clinical studies in the United States for EOquin in non-invasive bladder cancer. We recently received scientific advice from the European Medicines Agency, or EMEA, the European equivalent to the FDA, whereby the EMEA agreed that the two Phase 3 studies being conducted at this time, mostly in the United States, should be sufficient for a regulatory decision regarding European registration. We have enrolled over 350 patients into the two trials at over 80 sites in the United States and Canada. We expect enrollment in both trials to be complete by the end of 2009. We are also investigating the out-licensing of EOquin ex-USA.

•
Ozarelix:  On April 22, 2008, we announced the completion of a 9-month, randomized, double-blind, placebo-controlled, Phase 2b study of the safety and efficacy of ozarelix, our drug candidate for the treatment of benign prostatic hypertrophy, or BPH. The primary endpoint of the study was the change in International Prostate Symptom Score (IPSS), the standard method of assessing BPH symptoms. Secondary endpoints included measurements in Peak Urine Flow (Qmax), Erectile Function, Quality of Life measures as well as safety and tolerability.

A total of 76 patients were enrolled in the trial to meet the target 68 evaluable patients. Two patients withdrew consent prior to randomization, resulting in an Intent-to-Treat population (ITT) of 74 patients, of which, 57 completed all study visits. Our monitoring of the conduct of the study revealed major protocol violations at 4 of the 15 sites. Violations included: inaccurate diagnosis, concomitant use of other drugs effective in BPH, and patient participation in multiple trials at the same time. One of these sites was closed early due to irregularities in data collection and was reported to the FDA. Because of these major protocol violations, an analysis excluding these 4 sites was performed. All 44 patients at the other 11 sites met protocol inclusion criteria and were included in a per-protocol population analysis. Because randomization was within site, balance between treatment groups was maintained. The ITT and the per-protocol population analysis are as follows.

In the ITT population, ozarelix demonstrated a numerical improvement in Peak Urine Flow (2.5mL/sec) compared to placebo (1.3mL/sec) at 12 weeks, but did not reach statistical significance (p=0.41). The improvement in IPSS at 12 weeks was 4.4 in placebo group and 2.9 in the ozarelix group, and did not reach statistical significance (p=0.37).

In the per-protocol analysis, ozarelix demonstrated a clinically meaningful improvement in IPSS of 6.0 compared to 3.0 for placebo. This improvement in IPSS was observed as early as 8 weeks, approached statistical significance (p=0.09) and the effect was observed out to 36 weeks. Ozarelix demonstrated a numerical improvement in peak urine flow (1.6mL/sec) as early as 4 weeks, compared to no change in placebo (0.0mL/sec), (p=0.14), although this difference was not consistently seen at later time points.

In both the ITT and the per-protocol populations, ozarelix was well tolerated, allergic reactions were not seen, and there was no reported adverse effect on erectile function as measured by the International Index of Erectile Function (IIEF-EF).

Based on the results of that study we are designing the protocol for the next study of ozarelix in BPH which we expect to be submitted to FDA by end of the second quarter of 2008.

SPECTRUM PHARMACEUTICALS, INC.
•
SPI-1620:   We are continuing to enroll patients in a Phase 1, open label, dose-escalation study assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of SPI-1620 in patients with recurrent or progressive carcinoma.

•	We plan to continue to fund the development of our other products.
•	We expect to continue to evaluate additional promising drug product candidates for opportunistic acquisition or license.
Financial Condition
Liquidity and Capital Resources
Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987 through March 31, 2008, have exceeded $250 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years, unless they are offset, if at all, by the out-license or product sales of any of our drugs.
Our long-term strategy is to generate profits from the sale and licensing of our drug products. In the next several years, we expect to supplement our cash position with sales of LEVOleucovorin and licensing revenues from out-licensing our other drug products. We believe that the approximately $48.6 million in cash, cash equivalents and marketable securities that we had on hand as of March 31, 2008, together with the approximately $20.7 million we received from the sale of our rights to sumatriptan injection and our other generic ANDAs subsequent to March 31, 2008, will allow us to fund our current planned operations for at least the next eighteen to twenty-four months.
However, we may seek additional capital through the sale of debt or equity securities. There can be no assurance that we will be able to obtain such additional capital when needed, or, if available, that it will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our operations have historically been financed by the issuance of capital stock. In April 2008, we filed a shelf registration statement with the SEC to give us the ability, from time to time, to offer any combination of our securities described in the registration statement in one or more offerings for up to $150 million.
As described elsewhere in this report, as well as the risk factors in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing, completion dates, and ultimate aggregate cost of developing each of our drug product candidates. In addition, while we expect revenues in 2008 from sales of LEVOleucovorin, we are unable to reasonably estimate when, if ever, we will realize material net profit from sales of LEVOleucovorin or of our other drug products, if they are approved by the FDA. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations may prove too optimistic and our assessment of expenditures may prove inadequate.
Our expenditures for research and development consist of direct product specific costs (including upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, and patent related costs, and non-product specific, or indirect, costs. During the three-month period ended March 31, 2008, our total research and development expenditure, excluding stock-based charges of approximately $1.4 million, was approximately $5.0 million, including approximately $2.5 million in direct costs. The principal components of such direct expenses were direct costs related to the development of ozarelix — approximately $1.2 million and EOquin® — approximately $0.6 million.

SPECTRUM PHARMACEUTICALS, INC.
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
Our anticipated net use of cash for operations in the fiscal year ending December 31, 2008, excluding the cost of in-licensing additional drugs, if any, is expected to range between approximately $30 and $35 million, which includes estimated expenses of approximately $6 million in connection with the commercial launch of LEVOleucorvin. Our primary focuses during 2008, and the programs that are expected to represent a significant part of our expenditures, are the on-going clinical study of EOquin and ozarelix, and the commercial launch of LEVOleucovorin. Key factors that we will monitor as we determine the funding of other development projects are:
•	the success of the commercial launch of LEVOleucovorin in mid 2008;
•	the timing of the initiation of a new study for ozarelix in 2008;
•	continued patient enrollment in our EOquin clinical trials at anticipated rates; and
•	continued positive results from our preclinical studies and clinical trials.
Further, while we do not receive any funding from third parties for research and development that we conduct, co-development and out-licensing agreements with other companies for any of our drug products may reduce our expenses. In this regard, we are investigating the out-licensing of rights for EOquin. The success of such out-license would mitigate the use of cash or enable accelerated development of other drug development projects.
In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.
Under our various existing licensing agreements, we are contingently obligated to make milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones during the next year. While it is difficult to predict when milestones will be achieved, we may achieve certain milestones over the next twelve months. Upon successful achievement of these milestones, we will likely become obligated to issue 125,000 shares of our common stock and to pay up to approximately $1 million in cash.
Net Cash used in Operating Activities
During the three-month period ended March 31, 2008, net cash used in operations was approximately $7.1 million compared to $5.5 million in the comparative period of 2007. The increase of approximately $1.6 million in cash required for operations is primarily due the collection in the 1st quarter of 2007 of license fee revenues that were earned in 2006, and higher research and development costs in 2008.
Net Cash Provided by / Used for Investing Activities
While cash preservation is our primary investment goal, in order to maximize the interest yield on our investments, we place our cash in a variety of investments pending its use in our business. Net cash provided by investing activities was approximately $10 million during the three-month period ended March 31, 2008, and resulted from conversion of $10.1 million of marketable securities, offset by capital expenditures of approximately $0.1 million.
Net Cash provided by and used for Financing Activities
No cash was provided by financing activities during the three-month period ended March 31, 2008.

SPECTRUM PHARMACEUTICALS, INC.
Results of Operations
Results of Operations for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007
For the three-month periods ended March 31, 2008 and 2007, we incurred a net loss of approximately $8.7 million and $7.9 million, respectively. The principal components of the year-to-year changes in line items are discussed below.
During the three-month period ended March 31, 2007, we earned approximately $343,000 of revenues representing amounts received from GPC Biotech under our license agreement for commissions on drug products used by GPC in clinical trials and for commercial launch. We did not earn similar fees during the three-month period ended March 31, 2008, and we are not anticipating any significant additional such commissions from GPC at this time. So far in the second quarter of 2008 we have received approximately $20.7 million from the sale of our rights in sumatriptan injection and our other generic injectible ANDAs. In addition, we plan to launch LEVOleucovorin in mid-2008 and therefore, we may begin receiving revenues from its sales thereafter.
Research and development expenses increased approximately $0.5 million, from approximately $5.9 million in the three-month period ended March 31, 2007 to approximately $6.4 million in the three-month period ended March 31, 2008, primarily due to the milestone obligations of approximately $0.4 million payable upon the FDA’s approval of LEVOleucovorin. We expect a similar quarterly research and development expense going forward to continue to fund the development of our products.
Selling, general and administrative expenses decreased by approximately $0.4 million, from approximately $3.0 million in the three-month period ended March 31, 2007 to approximately $2.6 million in the three-month period ended March 31, 2008, primarily due to a reduction in legal expenses from that which were incurred in 2007 in connection with the GPC arbitration; and partly offset by increased sales and marketing expenses of approximately $0.5 million incurred in connection with the commercial launch activities associated with LEVOleucovorin which is scheduled for mid-2008. We estimate the commercial launch expenses for LEVOleucovorin to be approximately $6 million for 2008.
Other income primarily consisted of net interest income of approximately $0.3 and $0.6 million for the three-month periods ended March 31, 2008 and March 31, 2007. The decrease in other income was primarily due to conversion of the marketable securities into highly liquid marketable securities, which earn lower yields. We expect similar yields going forward.

SPECTRUM PHARMACEUTICALS, INC.
Off-Balance Sheet Arrangements
None.
Contractual and Commercial Obligations
The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of March 31, 2008 (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations (1)

Capital Lease Obligations (2)	—	—	—	—	—

Operating Lease Obligations (3)	$832	$521	$222	$88	—

Purchase Obligations (4)	14,883	8,613	4,551	1,719	—

Contingent Milestone Obligations (5)	65,472	1,137	10,405	9,900	$44,030

Total	$81,187	$10,272	$15,178	$11,707	$44,030

(1)
The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable. Such significant contingent obligations are described below under “Employment Agreements”.

(2)	As of March 31, 2008, we had no capital lease obligations.

(3)	The operating lease obligations are primarily for the facility lease for our corporate office, which extends through June 2009.

(4)
Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of March 31, 2008. Over 80% of the purchase obligations consist of expenses associated with clinical trials and related costs for EOquin® and ozarelix for each of the periods presented. Please see “Service Agreements” below for further information.

(5)
Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of March 31, 2008, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

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
Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we may achieve certain milestones over the next twelve months, thereby obligating us to issue up to 125,000 shares of our common stock and to pay up to approximately $1 million in cash. We further estimate that if all of our contingent milestones were successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $65.5 million as of March 31, 2008, would be due approximately as follows: $1.1 million within 12 months; $10.4 million in 2 to 3 years; $9.9 million in 4 to 5 years; and $44 million after 5 years. In the event these milestones are achieved, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
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
As of March 31, 2008, we were committed under such contracts for up to approximately $14.9 million, for goods and services including approximately $8.6 million due within one year. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would get limited to the extent of the work completed. Generally, we are able to terminate these agreements due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.
Employment Agreements
We have entered into employment agreements with two of our named executive officers, Dr. Shrotriya, President and Chief Executive Officer, and Dr. Lenaz, Chief Scientific Officer, expiring December 31, 2008 and June 30, 2008, respectively. The employment agreements automatically renew for a one-year term unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the next year. Dr. Lenaz’s employment agreement will expire on June 30, 2008 due to his retirement, however, Dr. Lenaz has entered into a consulting agreement with us, effective July 1, 2008, whereby he will continue to provide us with part-time services until 2010. The employment agreements require each officer to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The employment agreements provide for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of the Board of Directors.
Each officer’s employment may be terminated due to expiration of the term of his employment agreement, mutual agreement, death or disability, or by us for cause (as that term is defined in the respective employment agreements) or without cause, or by the officer at any time upon ninety days’ notice. The employment agreements provide for certain guaranteed severance payments and benefits if the officer’s employment is terminated by us at the expiration of the term of the agreement, the officer is terminated without cause, if the officer’s employment is terminated (other than by the officer) due to a change in control, or the officer is adversely affected in connection with a change in control and the officer resigns. However, if the officer terminates his employment at any time upon ninety days’ notice, or death or disability, he shall not be entitled to any severance.

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

SPECTRUM PHARMACEUTICALS, INC.
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
Recent Accounting Pronouncements
See Note 2: Recent Accounting Pronouncements of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectations of their impact on our results of operations and financial condition.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
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
Our investments as of March 31, 2008 were primarily in money market accounts, short-term corporate bonds, U.S. Treasury bills and U.S. Treasury-backed securities. Because of our ability to generally redeem these investments at par with short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2008, any decline in the fair value of our investments would not be material in the context of our financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

SPECTRUM PHARMACEUTICALS, INC.
In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, some of our obligations are incurred in Euros. We mitigate such risk by maintaining a limited portion of our cash in Euros. Although fluctuations in exchange rates have an effect on our payment obligations, such fluctuations have not had a material impact on our reported financial condition.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
We are involved in various legal matters arising from the ordinary course of business. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future results of operations, cash flows or financial condition.
ITEM IA. Risk Factors
RISK FACTORS
An investment in our common stock involves a high degree of risk. Our business, financial condition, operating results and prospects can be impacted by a number of factors, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment. You should carefully consider the risks described below with all of the other information included in this Quarterly Report. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC. The following risk factors are the material changes to the risk factors described in the Form 10-K.

SPECTRUM PHARMACEUTICALS, INC.
Risks Related to Our Business
The inability to retain and attract key personnel could significantly hinder our growth strategy and might cause our business to fail.
Our success depends upon the contributions of our key management and scientific personnel, especially Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer and Dr. Luigi Lenaz, our Chief Scientific Officer. Dr. Shrotriya has been President since 2000 and Chief Executive Officer since 2002, and has spearheaded our business strategy. Dr. Lenaz has been President of our Oncology Division from November 2000 to February 2005 and Chief Scientific Officer since February 2005, and has played a key role in the identification and development of our drug products. The loss of the services of Dr. Shrotriya, Dr. Lenaz or any other key personnel could delay or preclude us from achieving our business objectives. Dr. Shrotriya has an employment agreement with us that will expire on December 31, 2008, with automatic one-year renewals thereafter unless we, or Dr. Shrotriya, give notice of intent not to renew at least 90 days in advance of the renewal date. Dr. Lenaz has an employment agreement with us that will expire on June 30, 2008, due to his retirement, however, Dr. Lenaz has entered into a consulting agreement with us, effective July 1, 2008, whereby he will continue to provide us part-time services until 2010.
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
As of March 31, 2008, there were approximately 31 million shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if vested, exercised or converted, would obligate us to issue up to approximately 17.7 million additional shares of common stock. However, we would receive over $104 million from the issuance of shares of common stock upon the exercise of all of the options and warrants. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we recently filed a shelf registration statement that allows us to sell up to $150 million of our securities, some or all of which may be shares of our common stock or securities convertible into or exercisable for shares of our common stock, and all of which would be available for resale in the market. The market price of our common stock could fall as a result of sales of any of these shares of common stock due to the increased number of shares available for sale in the market.
We have financed our operations, and we anticipate that we will have to finance a large portion of our operating cash requirements, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our existing stockholders. These issuances would also cause our net income, if any, per share to decrease in future periods. As a result, the market price of our common stock could drop.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2008, as required by an asset purchase agreement with Targent, Inc., or Targent, we became obligated to issue 125,000 shares of our common stock to Targent, or its stockholders, with a fair market value of $305,000. We acquired the oncology assets of Targent in March 2006, and our asset purchase agreement with Targent requires us to issue shares as directed by Targent upon the achievement of certain milestones. The receipt of FDA approval of the new drug application for our drug product LEVOleucovorin was achieved in the first quarter. We received no cash proceeds in connection with this issuance.
On April 28, 2008, we granted a five-year warrant to purchase up to 50,000 shares of our common stock, at an exercise price of $1.79, to a consultant for services. The warrant vests in four equal installments with the first vesting occurring on the date of grant and each subsequent vesting occurring every six months thereafter, subject to a consulting agreement with the consultant being in effect at the time of vesting.
Each of the securities issued described above have been issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The foregoing transactions did not involve any public offering; we made no solicitation in connection with the issuances; we obtained representations from the parties regarding their investment intent, experience and sophistication; the parties either received or had access to adequate information about us in order to make an informed investment decision; and us reasonably believed that the parties were “sophisticated” within the meaning of Section 4(2) of the Securities Act. No underwriting discounts or commissions were paid in conjunction with the issuances.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information (not previously reported in a Form 8-K)
On May 6, 2008, we entered into an asset purchase agreement with Par, our marketing partner for sumatriptan injection, pursuant to which we received a non-refundable $20 million cash payment from Par for the sale of our share of the profits from the commercialization of sumatriptan injection.
Pursuant to the terms of the agreement, we sold to Par all of our assets, including intellectual property, regulatory filings, contracts (except as indicated below) and inventory, related to sumatriptan injection. We also surrendered any rights and interest we had in the Supply and Distribution Agreement among Glaxo Group Limited, Glaxo Wellcome Manufacturing PTE Limited and Par Pharmaceutical, Inc. dated November 10, 2006. In addition, we and Par agreed to seek the consent of GlaxoSmithKline to the proposed assignment to Par of the agreement by and between us and Glaxo Group Limited (d/b/a GlaxoSmithKline) dated November 10, 2006. Par is already our “Spectrum Assignee” pursuant to the terms of such agreement as such term is defined in the agreement.
Pursuant to the terms of the asset purchase agreement, the parties agreed to terminate the Development and Marketing Agreement between us and Par dated February 22, 2006, as amended on November 10, 2006, whereby we granted Par the exclusive right to market our sumatriptan injection product in the United States.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 6. Exhibits

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

SPECTRUM PHARMACEUTICALS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.
Date: May 12, 2008	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria, Vice President, Finance
(Authorized Signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith