Form 10-Q
period 2008-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2008-08-11
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 1, 2008
Common Stock, $.001 par value	31,511,777

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month and Six-month periods ended June 30, 2008
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

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In Thousands, Except Share and Per
	Share Data)
Assets
Current Assets:
Cash and cash equivalents	$1,725	$1,141
Marketable securities	57,825	54,518
Accounts receivable, net of allowance for doubtful accounts	379	191
Inventory	1,197	—
Prepaid expenses and other current assets	781	762

Total current assets	61,907	56,612
Property and equipment, net	1,217	716
Other Assets	112	212

Total assets	$63,236	$57,540

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued liabilities	$2,910	$1,598
Accrued compensation	1,062	1,111
Accrued drug development costs	3,782	5,090

Total current liabilities	7,754	7,799
Deferred revenue and other credits	966	992

Total liabilities	8,720	8,791

Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior Participating Preferred Stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, $2.0 million aggregate liquidation value, issued and outstanding, 170 shares at June 30, 2008 and December 31, 2007	1,048	1,048
Common stock, par value $0.001 per share, 100,000,000 shares authorized:
Issued and outstanding, 31,518,603 and 31,233,798 shares at June 30, 2008 and December 31, 2007, respectively	32	31
Additional paid-in capital	292,332	288,927
Accumulated other comprehensive income	843	493
Accumulated deficit	(239,739)	(241,750)

Total stockholders’ equity	54,516	48,749

Total liabilities and stockholders’ equity	$63,236	$57,540

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In Thousands, Except Share and Per Share Data)
Revenues
Licensing and milestone revenues	$20,676	$4,032	$20,676	$4,375

Total Revenues	$20,676	$4,032	$20,676	$4,375

Operating expenses:
Research and development	6,747	7,643	$13,129	13,518
Selling, General and administrative	3,230	3,417	$5,815	6,359

Total operating expenses	9,977	11,060	18,944	19,877

Income (loss) from operations	10,699	(7,028)	1,732	(15,502)

Other income (expense), net	(21)	750	280	1,332

Net income (loss) before minority interest in consolidated subsidiary	10,678	(6,278)	2,012	(14,170)
Minority interest in net loss of consolidated subsidiary	—	20		20

Net income (loss)	$10,678	$(6,258)	$2,012	$(14,150)

Net income (loss) per share
Basic	$0.34	$(0.22)	$0.06	$(0.53)

Diluted	$0.34	$(0.22)	$0.06	$(0.53)

Weighted average common shares:
Basic	31,462,522	28,442,904	31,366,902	26,875,518

Diluted	31,869,079	28,442,904	31,822,132	26,875,518

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(In Thousands, Except Share and Per Share Data)
Cash Flows From Operating Activities:
Net Income (Loss)	$2,012	$(14,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	185	123
Stock-based compensation	3,117	2,228
Fair value of common stock issued in connection with drug license	305	—
Minority interest in subsidiary	—	(20)
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts Receivable	(188)	1,056
Increase in Inventory	(1,197)	—
Decrease (Increase) in other assets	190	(176)
Increase in accounts payable and accrued expenses	4	850
Decrease in accrued compensation and related taxes	(49)	(190)
Decrease in deferred revenue and other credits	(43)	(16)

Net cash provided by (used in) operating activities	4,336	(10,295)

Cash Flows From Investing Activities:
Purchases of marketable securities	(3,065)	(19,718)
Purchases of property and equipment	(687)	(175)

Net cash provided by (used in) investing activities	(3,752)	(19,893)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	—	30,012
Proceeds from exercise of warrants	—	519
Proceeds from exercise of stock options	—	95

Net cash provided by financing activities	—	30,626

Net increase in cash and cash equivalents	584	438
Cash and cash equivalents, beginning of period	1,141	519

Cash and cash equivalents, end of period	$1,725	$957

Supplemental Cash Flow Information:
Interest paid	$—	$—

Income taxes paid	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$305	$—

Fair value of restricted stock granted employees and directors	$223	$—

Fair value of stock issued to match employee 401k contributions	$129	$85

Fair value of warrants issued to consultants	$69	$—

Preferred stock dividends paid with common stock	$—	$12

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
1. Business and Basis of Presentation
Business
Spectrum Pharmaceuticals, Inc. (the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company with a focus on oncology, urology and other critical health challenges for which there are few other treatment options.
The following is a brief update of the most advanced products under development as of June 30, 2008:
Fusilev™ (levoleucovorin) for injection (“FUSILEV”) (after high-dose methotraxate therapy in osteosarcoma, the most common form of bone cancer): In March 2008, our first New Drug Application (NDA) for our proprietary oncology drug FUSILEV, was approved by the U.S. Food and Drug Administration, or FDA. FUSILEV rescue is indicated after high-dose methotrexate therapy in patients with osteosarcoma, and is also indicated to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists. During the first half of 2008, we built a commercial organization in preparation for the launch of FUSILEV, expected during the third quarter of 2008. In June 2008, we filed an NDA amendment for a tablet formulation. Also, we plan to file a supplemental NDA for its use in colorectal cancer in 5-fluorouracil containing regimens.
EOquin ® (in bladder cancer): Pursuant to a special protocol assessment procedure, in 2007, we initiated two Phase 3 clinical studies in the United States and Canada for EOquin in non-muscle invasive bladder cancer. We have received scientific advice from the European Medicines Agency, or EMEA, the European equivalent to the FDA, whereby the EMEA agreed that the two Phase 3 studies being conducted at this time should be sufficient for a regulatory decision regarding European registration. We continue to enroll patients into the two trials at sites in the United States and Canada and expect enrollment in both trials to be completed by the end of 2009. We are also seeking strategic partners in some markets for the future development and commercialization of EOquin.
Ozarelix (in benign prostatic hypertrophy): In April 2008, we announced the completion of a 9-month, randomized, double-blind, placebo-controlled, Phase 2b study of the safety and efficacy of ozarelix, the Company’s drug candidate for the treatment of benign prostatic hypertrophy, or BPH. Based on the results of that study, we have designed and submitted to the FDA the protocol for the next study of ozarelix in BPH and we should shortly start the clinical trial.
Sumatriptan and other generic injectibles (non-dilutive funding): During the three-month period ended June 30, 2008, we entered into an agreement with Par Pharmaceutical, Inc., or Par, our marketing partner for sumatriptan injection, pursuant to which received a non-refundable $20 million cash payment from Par for the sale of our share of the profits from the commercialization of sumatriptan injection. Also, during the three-month period ended June 30, 2008, we entered into an agreement with Sagent Pharmaceuticals, Inc. (“Sagent”) to sell to Sagent rights to certain of our abbreviated new drug applications ANDAs, for $660,000. These payments have been recorded as revenues during the three-month period ended June 30, 2008, since we had no remaining future obligations related to such transfer of rights.
For a more detailed description of these and our other drugs in development, refer to our Annual Report on Form 10-K for the year ended December 31, 2007.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

SPECTRUM PHARMACEUTICALS, INC.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and of its wholly-owned and majority-owned subsidiaries. As of June 30, 2008, we had one subsidiary: Spectrum Pharmaceuticals GmbH, a wholly-owned inactive subsidiary incorporated in Switzerland in April 1997. In June 2008, we dissolved NeoJB, LLC (NeoJB), an 80% owned inactive subsidiary that was organized in Delaware in April 2002. We have eliminated all significant intercompany accounts and transactions.
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

SPECTRUM PHARMACEUTICALS, INC.
In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of June 30, 2008, are classified in the table below in one of the three categories described above:

	Fair Value Measurements at June 30, 2008
	Level 1	Level 2	Level 3	Total

Cash & Equivalents	$1,725	—	—	$1,725
U.S. Treasury T-Bills	23,591	—	—	23,591
Money Market Currency Funds	—	$4,240	—	4,240
Medium Term Corporate Notes	—	1,973	—	1,973
U.S. Treasury Backed Securities	—	28,021	—	28,021

	$25,316	$34,234	—	$59,550

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
Concentrations of Credit Risk
All of our cash, cash equivalents and marketable securities are invested at major financial institutions. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. To a limited degree these investments are insured by the Federal Deposit Insurance Corporation and by third party insurance. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as existed during late 2007 and early 2008. We manage such risks on our portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments.
Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market. As of June 30, 2008, inventory consisted of raw materials and work-in-process of FUSILEV in preparation for its commercial launch in the third quarter of 2008. The lower of cost or market is determined based on net estimated realizable value after appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.

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
Upfront monies representing non-refundable fees received upon the execution of licensing or other agreements are recognized as revenue upon execution of the agreements where we have no significant future performance obligations and collectibility of the fees is reasonably assured. Milestone payments, which are generally based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectibility is reasonably assured, and we have no significant future performance obligations in connection with the milestone. In those instances where we have collected fees or milestone payments but have significant future performance obligations related to the development of the drug product, we record deferred revenue and recognize it over the period of our future obligations.
Revenue from sales of product is recognized upon shipment of product, when title and risk of loss have transferred to the customer, and provisions for estimates, including promotional adjustments, price adjustments, returns, and other potential adjustments are reasonably determinable. Such revenue is recorded, net of such estimated provisions, at the minimum amount of the customer’s obligation to us. We state the related accounts receivable at net realizable value, with any allowance for doubtful accounts charged to general operating expenses.
Research and Development
Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. We expense all research and development activity costs in the period incurred. We review and accrue drug development expenses based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. Accrued clinical study costs are subject to revisions as trials progress to completion. Revisions are recorded in the period in which the facts that give rise to the revision become known.
Basic and Diluted Net Income (Loss) per Share
In accordance with FASB Statement No. 128, “Earnings Per Share,” we calculate basic net income (loss) per share by using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is calculated by using the weighted average number of common shares outstanding during the periods presented, increased to include all additional dilutive common shares issuable pursuant to outstanding common stock equivalents, determined using the treasury-stock method.
Potentially dilutive common stock equivalents include the common stock issuable upon the conversion of preferred stock and the exercise of warrants and stock options. These are included in the calculation of diluted net income (loss) per share only when their effect is dilutive. Of the approximately 16 million and 15 million total shares issuable pursuant to the potential conversion of preferred stock and the exercise of warrants and stock options in the respective periods of 2008 and 2007, approximately 407,000 and 455,000 dilutive shares were included in the calculation of diluted net income for the three-month and six-month periods ended June 30, 2008; and none were included in the diluted net income computation for the three-month and six-month periods ended June 30, 2007, because to do so would be anti-dilutive.

SPECTRUM PHARMACEUTICALS, INC.
The following table presents the data used in the calculations of basic and diluted net income (loss) per share for the three-month and six-month periods ended June 30, 2008 and 2007.

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In Thousands, Except Share and Per Share Data)

Net income (loss)	$10,678	$(6,258)	$2,012	$(14,150)
Less:
Preferred dividends paid in cash or stock	0	(10)	0	(12)

Income (loss) attributable to common stockholders	$10,678	$(6,268)	$2,012	$(14,162)

Weighted average shares:
Basic	31,462,522	28,442,904	31,366,902	26,875,518
Dilutive preferred shares	340,000		340,000
Dilutive options	66,557		115,230
Dilutive warrants	—		—

Diluted	31,869,079	28,442,904	31,822,132	26,875,518

Net income (loss) per share:
Basic	$0.34	$(0.22)	$0.06	$(0.53)

Diluted	$0.34	$(0.22)	$0.06	$(0.53)

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
We recorded share-based compensation expense during the three-month and six-month periods ended June 30, 2008 and 2007, as follows:

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In Thousands)
Research and development	$892	$483	$2,000	$1,317
General and administrative	494	460	1,116	911

Total stock based charges	$1,385	$943	$3,116	$2,228

SPECTRUM PHARMACEUTICALS, INC.
Income Taxes
We recorded no tax provision for the three-month and six-month periods ended June 30, 2008, based on the anticipated operating loss for the full calendar year.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has determined that the deferred tax asset does not meet the “more likely than not” criteria under SFAS No. 109, Accounting for Income Taxes, and, accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.
Comprehensive Income
Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s accumulated other comprehensive income at June 30, 2008 consisted primarily of net unrealized gains on investments in marketable securities as of that date.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
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

SPECTRUM PHARMACEUTICALS, INC.
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
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not anticipate any impact on its financial condition or results of operations from the adoption of SFAS 162.
3. Commitments and Contingencies
Facility and Equipment Leases
As of June 30, 2008, we were obligated under a facility lease and several operating equipment leases.
Minimum lease requirements for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Amounts In
Thousands

2008 (Remainder of year)	$526
2009	104
2010	76
2011	—
2012	—
Thereafter	—

$704

SPECTRUM PHARMACEUTICALS, INC.
Licensing Agreements
Almost all of our drug candidates are being developed pursuant to license agreements that provide us with rights in certain territories to, among other things, develop, sublicense, manufacture and sell the drugs. We have out-licensed development and commercialization rights to satraplatin, one of our drug product candidates, to GPC Biotech AG, or GPC, in exchange for upfront and milestone payments and royalties on sales of product. We are required to use commercially reasonable efforts to develop the drugs, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are generally contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the license agreements. In addition, we are obligated to pay royalties and, in some cases, milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities.
The potential contingent development and regulatory milestone obligations under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following items are typical of milestone events: conclusion of Phase 2 or commencement of Phase 3 clinical trials; filing of new drug applications in each of the United States, Europe and Japan; and approvals from each of the regulatory agencies in those jurisdictions.
Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we estimate that if all of our contingent milestones were successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $65 million as of June 30, 2008, would be due approximately as follows: $0.2 million within 12 months; $7.1 million in 2 to 3 years; $11.2 million in 4 to 5 years; and $46.8 million after 5 years. In the event these milestones are achieved, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
Service Agreements
In connection with the research and development of our drug products, we have entered into contracts with numerous third party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these contracts are varied and generally obligate us to pay in stages, depending on the occurrence of certain events specified in the contracts, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients.
At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of June 30, 2008, we were committed under such contracts for up to approximately $12.6 million, for future goods and services, including approximately $6.9 million due within one year. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would get limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.
4. Stockholders’ Equity
Common Stock
In March 2008, we issued to Targent, LLC 125,000 shares of the Company’s common stock for payment of a milestone pursuant to the asset purchase agreement with Targent in connection with the approval of FUSILEV by the FDA. The fair value of the stock, $305,000, was recorded as a stock-based research and development charge for the six-month period ended June 30, 2008.

SPECTRUM PHARMACEUTICALS, INC.
Common Stock Reserved for Future Issuance
As of June 30, 2008, approximately 16.6 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series E preferred shares	340,000
Exercise of stock options	7,741,208
Exercise of warrants	8,554,625

Total shares of common stock reserved for future issuances	16,635,833

Warrants to acquire 2,952,620 shares of common stock, with exercise prices ranging between $4.75 and $6.50, will expire during the third quarter of 2008, unless they are exercised.
Share-Based Compensation
As of June 30, 2008, approximately 790,000 incentive award shares were available for grant under our share-based incentive award plan. Share-based awards generally vest over periods of up to four years and have a ten-year life.
Presented below is a summary of activity, for our entire share-based incentive award plans, during the three-month period ended June 30, 2008:
Stock Options:
During the six-month period ended June 30, 2008, the Compensation Committee granted stock options at exercise prices equal to or greater than the quoted price of our common stock as of the grant dates. The weighted average grant date fair value of stock options granted during the six-month period ended June 30, 2008 was estimated at approximately $1.38, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility (based on the historical volatility of our common stock) of 65.9%; risk free interest rate of 2.8%; and an expected life of 5 years.

		Weighted	Weighted	Aggregate
	Common	Average	Average	Intrinsic
	Stock	Exercise	Remaining Term	Value
	Options	Price	(In Years)	(In Thousands)

Outstanding at beginning of year	6,482,260	$5.91

Granted	1,566,000	$2.43

Expired	(98,302)	$5.53

Forfeited	(208,750)	$3.83

Exercised	—

Outstanding, at the end of period	7,741,208	$5.27	7.23	$50

Vested and expected to vest, at end of period	7,495,264	$5.29	7.19	$50

Exercisable, at the end of period	5,281,766	$5.54	6.71	$50

SPECTRUM PHARMACEUTICALS, INC.
The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price of $1.39 on June 30, 2008 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s common stock.
During the six-month period ended June 30, 2008, the share-based charge in connection with the expensing of stock options was approximately $2.5 million. As of June 30, 2008, there was approximately $6.4 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock:

		Weighted
	Restricted	Average
	Stock	Grant date
	Awards	Fair Value
Nonvested at beginning of period	277,500	$5.03

Granted	97,500	2.46

Vested	(129,750)	3.18
Forfeited	—

Nonvested at the end of period	245,250	$4.98

The fair value of restricted stock awards is the grant date closing market price of our stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
During the six-month period ended June 30, 2008, the share-based charge in connection with the expensing of restricted stock awards was approximately $0.5 million. As of June 30, 2008, there was approximately $0.8 million of unrecognized share-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.5 years.
401(k) Plan Matching Contribution:
During the six-month period ended June 30, 2008, we issued 72,717 shares of common stock as the Company’s match of approximately $129,000 on the 401(k) contributions of our employees.
Warrants Activity
We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the three-month period ended June 30, 2008:

	Common Stock	Weighted Average
	Warrants	Exercise Price
Outstanding at beginning of period	9,652,051	$6.51
Granted	50,000	1.79
Exercised	—	—
Forfeited	—	—
Expired	(1,147,426)	3.23

Outstanding, at the end of period	8,554,625	6.92

Exercisable, at the end of period	8,437,125	$6.96

Warrants to acquire 2,952,620 shares of common stock, with exercise prices ranging between $4.75 and $6.50, will expire during the third quarter of 2008, unless they are exercised.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the safety and efficacy of our drug products, the regulatory success of our products, the timing and likelihood of achieving regulatory development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the period ended March 31, 2008. These factors include, but are not limited to:
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

SPECTRUM PHARMACEUTICALS, INC.
Business Outlook
We are a biopharmaceutical company with a focus primarily on oncology and urology. Our primary business focus for the remainder of 2008, and beyond, will be to continue to acquire, develop and commercialize a portfolio of prescription drug products with a mix of near-term and long-term revenue potential. Key developments anticipated in the next 12 to 18 months are:
•
Fusilev™ (levoleucovorin) for injection (after high-dose methotraxate therapy in osteosarcoma, the most common form of bone cancer): In March 2008, our first NDA for our proprietary oncology drug FUSILEV, was approved by the FDA. FUSILEV rescue is indicated after high-dose methotrexate therapy in patients with osteosarcoma, and is also indicated to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists. During the first half of 2008, we built a commercial organization in preparation for the launch of FUSILEV, expected during the third quarter of 2008. In June 2008, we filed an NDA amendment for a tablet formulation. Also, we plan to file a supplemental NDA for its use in colorectal cancer in 5-fluorouracil containing regimens.

•
EOquin® (in bladder cancer): Pursuant to a special protocol assessment procedure, in 2007, we initiated two Phase 3 clinical studies in the United States and Canada for EOquin in non-muscle invasive bladder cancer. We have received scientific advice from EMEA, whereby the EMEA agreed that the two Phase 3 studies being conducted at this time should be sufficient for a regulatory decision regarding European registration. We continue to enroll patients into the two trials at sites in the United States and Canada and expect enrollment in both trials to be completed by the end of 2009. We are also seeking strategic partners in some markets for the future development and commercialization of EOquin.

•
Ozarelix (in benign prostatic hypertrophy): In April 2008, we announced the completion of a 9-month, randomized, double-blind, placebo-controlled, Phase 2b study of the safety and efficacy of ozarelix, the Company’s drug candidate for the treatment of benign prostatic hypertrophy, or BPH. Based on the results of that study, we have designed and submitted to the FDA the protocol for the next study of ozarelix in BPH and we should shortly start the clinical trial.

•
SPI-1620 (adjunct to chemotherapy): We are continuing to enroll patients in a Phase 1, open label, dose-escalation study assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of SPI-1620 in patients with recurrent or progressive carcinoma.

•	We plan to continue to fund the development of our other products.
•	We expect to continue to evaluate additional promising drug product candidates for opportunistic acquisition or license.
Financial Condition
Liquidity and Capital Resources
Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987 through June 30, 2008, have exceeded $239 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years, unless they are offset, if at all, by the out-license or product sales of any of our drugs.
We believe that the approximately $60 million in cash, cash equivalents and marketable securities that we had on hand as of June 30, 2008, will allow us to fund our current planned operations for at least the next eighteen to twenty-four months. Our long-term strategy, though, is to generate profits from the sale and licensing of our drug products. Accordingly, in the next several years, we expect to supplement our cash position with sales of FUSILEV and licensing revenues from out-licensing our other drug products.

SPECTRUM PHARMACEUTICALS, INC.
Nevertheless, while we are not currently planning on obtaining additional capital through the sale of debt or equity securities, we may do so if necessary. In this regard, in April 2008, we filed a shelf registration statement with the SEC to give us the ability, from time to time, to offer any combination of our securities described in the registration statement in one or more offerings for up to $150 million. There can be no assurance that we will be able to obtain such additional capital when needed, or, if available, that it will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.
As described elsewhere in this report, as well as the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the period ended March 31, 2008, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing, completion dates, and ultimate aggregate cost of developing each of our drug product candidates. In addition, while we expect revenues in 2008 from sales of FUSILEV, we are unable to reasonably estimate when, if ever, we will realize material net profit from sales of FUSILEV or of our other drug products, if they are approved by the FDA. Accordingly, the following discussion of our current assessment of the need for cash to fund our operations may prove too optimistic and our assessment of expenditures may prove inadequate.
Our expenditures for research and development consist of direct product specific costs, including, but not limited to, upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, and patent related costs, and non-product specific, or indirect, costs. During the six-month period ended June 30, 2008, our total research and development expenditure, excluding stock-based charges of $2.3 million, was approximately $10.8 million, of which approximately $5.6 million was in direct costs. The principal components of such direct expenses for that period were direct costs related to the development of EOquin® — approximately $2.1 million; ozarelix — approximately $1.5 million; and FUSILEV oral and liquid finished product development – approximately $1.0 million.
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
Our anticipated net use of cash for operations in the second half of 2008, excluding the cost of in-licensing additional drugs, if any, is expected to range between approximately $8 and $9 million per quarter. Our primary focuses for the rest of 2008, and the programs that are expected to represent a significant part of our expenditures, are the on-going clinical studies of EOquin and the commercial launch of FUSILEV. Key factors that we will monitor as we determine the funding of other development projects are:
•	the success of the commercial launch of FUSILEV;

•	continued patient enrollment in our EOquin clinical trials at anticipated rates; and

•	continued positive results from our preclinical studies and clinical trials.
Further, while we do not receive any funding from third parties for research and development that we conduct, co-development and out-licensing agreements with other companies for any of our drug products may reduce our expenses. In this regard, we are seeking strategic partners for the future development and commercialization of EOquin. The success of such efforts could mitigate the use of cash or enable accelerated development of other drug development projects.

SPECTRUM PHARMACEUTICALS, INC.
In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.
Net Cash provided by / used in Operating Activities
During the six-month period ended June 30, 2008, net cash provided by operations was approximately $4.3 million compared to net cash used in operations of approximately $10.3 million in the comparative period of 2007. The change of approximately $14.6 million is primarily due to an increase in revenues of approximately $16.3 million during the six-month period ended June 30, 2008 compared to 2007, partially offset by an increase in inventory of approximately $1.2 million at June 30, 2008, in preparation for the launch of FUSILEV in the third quarter of 2008.
Net Cash Used for Investing Activities
Net cash used for investing activities, approximately $3.8 million, represented the investing of our cash resources into interest bearing investments commensurate with safety and liquidity of principal and for capital expenditures related to our R&D activities.
Results of Operations
Results of Operations for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007
For the three-month period ended June 30, 2008 we recorded net income of approximately $10.7 million, compared to a net loss of approximately $6.3 million for the three-month period ended June 30, 2007. The principal components of the year-to-year changes in line items are discussed below.
During the three-month period ended June 30, 2008, we entered into an asset purchase agreement with Par, our marketing partner for sumatriptan injection, pursuant to which we received a non-refundable $20 million cash payment from Par for the transfer of our share of the profits from the commercialization of sumatriptan injection. During this period, we also recorded revenue from the transfer of rights to certain of our ANDAs to Sagent for $660,000. During the comparative three-month period ended June 30, 2007, we recognized approximately $4 million in licensing milestone and related revenues, pursuant to our agreement with GPC. We did not earn similar revenues from GPC during the three-month period ended June 30, 2008, and we do not anticipate any similar significant revenues from GPC at this time. We plan to launch FUSILEV in the third quarter of 2008 and therefore, we may begin receiving revenues from its sales thereafter.
Research and development expenses decreased by approximately $0.9 million, from approximately $7.6 million in the three-month period ended June 30, 2007 to approximately $6.7 million in the three-month period ended June 30, 2008, primarily due to the following: during the comparative period in 2007, we made a milestone payment of approximately $0.5 million upon the acceptance of the NDA for satraplatin. We expect research and development expense going forward to continue at a pace similar to the quarter ended June 30, 2008.
Selling, general and administrative expenses decreased by approximately $0.2 million, from approximately $3.4 million in the three-month period ended June 30, 2007 to approximately $3.2 million in the three-month period ended June 30, 2008, primarily due to a reduction in legal expenses from that which were incurred in 2007 in connection with the GPC arbitration; offset by increased sales and marketing expenses of approximately $1.4 million incurred in connection with the commercial launch activities associated with FUSILEV which is scheduled for the third quarter of 2008. We estimate the commercial launch expenses for FUSILEV to be approximately $6 million for 2008.

SPECTRUM PHARMACEUTICALS, INC.
Other income (expense) consisted of net interest income of approximately $229,000 and $750,000 for the three-month periods ended June 30, 2008 and June 30, 2007, offset in 2008 by approximately $250,000 realized investment loss. The decrease in interest income was primarily due to lower investment yields in 2008 due to the shift in our investment strategy in light of the current volatile credit markets. We expect similar yields going forward till such time as the credit markets stabilize.
Results of Operations for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007
For the six-month period ended June 30, 2008 we recorded net income of $2.0 million, compared to a net loss of approximately $14.2 million for the six-month period ended June 30, 2007. The principal components of the year-to-year changes in line items are discussed below.
During the six-month period ended June 30, 2008, we entered into an asset purchase agreement with Par, our marketing partner for sumatriptan injection, pursuant to which we received a non-refundable $20 million cash payment from Par for the transfer of our share of the profits from the commercialization of sumatriptan injection. During this period, we also recorded revenue from the transfer of rights to certain of our ANDAs to Sagent for $660,000. During the comparative six-month period ended June 30, 2007, we recognized approximately $4.4 million in licensing milestone and related revenues, pursuant to our agreement with GPC. We did not earn similar revenues from GPC during the six-month period ended June 30, 2008.
Research and development expenses decreased approximately $0.4 million, from approximately $13.5 million in the six-month period ended June 30, 2007 to approximately $13.1 million in the six-month period ended June 30, 2008, primarily due to the following: during the comparative period in 2007, we made a milestone payment of approximately $1.0 million upon the filing and acceptance of the NDA for satraplatin.
Selling, general and administrative expenses decreased by approximately $0.6 million, from approximately $6.4 million in the six-month period ended June 30, 2007 to approximately $5.8 million in the six-month period ended June 30, 2008, primarily due to a reduction in legal expenses from that which were incurred in 2007 in connection with the GPC arbitration; offset by increased sales and marketing expenses of approximately $1.9 million incurred in connection with the commercial launch activities associated with FUSILEV which is scheduled for the third quarter of 2008.
Other income consisted of net interest income of approximately $530,000 and $1.3 million for the six-month periods ended June 30, 2008 and June 30, 2007, offset in 2008 by approximately $250,000 realized investment loss. The decrease in interest income was primarily due to lower investment yields in 2008 due to the shift in our investment strategy. We expect similar yields going forward until such time the credit markets improve.
Off-Balance Sheet Arrangements
None.

SPECTRUM PHARMACEUTICALS, INC.
Contractual and Commercial Obligations
The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of June 30, 2008 (in thousands):

		Less than			After
	Total	1 Year	1–3 Years	3–5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	0	0	0	0	0
Operating Lease Obligations (3)	$706	$526	$104	$76	0
Purchase Obligations (4)	12,590	6,932	4,126	1,532	0
Contingent Milestone Obligations (5)	65,271	200	7,099	11,223	$46,749

Total	$78,567	$7,658	$11,329	$12,831	$46,749

(1)
The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable, such as obligations pursuant to employment agreements.

(2)	As of June 30, 2008, we had no capital lease obligations.

(3)	The operating lease obligations are primarily for the facility lease for our corporate office, which extends through June 2009.

(4)
Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of June 30, 2008. Over 80% of the purchase obligations consist of expenses associated with clinical trials and related costs for EOquin® and ozarelix for each of the periods presented. Please see “Service Agreements” below for further information.

(5)
Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of June 30, 2008, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

Licensing Agreements
Almost all of our drug candidates are being developed pursuant to license agreements that provide us with rights to certain territories to, among other things, develop, sublicense, manufacture and sell the drugs. We have out-licensed development and commercialization rights to satraplatin, one of our drug product candidates, to GPC, in exchange for upfront and milestone payments and royalties on sales of product. We are required to use commercially reasonable efforts to develop the drugs, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are generally contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the license agreements. In addition, we are obligated to pay royalties and, in some cases, milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities.
The potential contingent development and regulatory milestone obligations under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following items are typical of milestone events: conclusion of Phase 2 or commencement of Phase 3 clinical trials; filing of new drug applications in each of the United States, Europe and Japan; and approvals from each of the regulatory agencies in those jurisdictions.

SPECTRUM PHARMACEUTICALS, INC.
Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we estimate that if all of our contingent milestones were successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $65 million as of June 30, 2008, would be due approximately as follows: $0.2 million within 12 months; $7.1 million in 2 to 3 years; $11.2 million in 4 to 5 years; and $46.8 million after 5 years. In the event these milestones are achieved, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
Service Agreements
In connection with the research and development of our drug products, we have entered into contracts with numerous third party service providers, such as clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these contracts are varied and generally obligate us to pay in stages, depending on the occurrence of certain events specified in the contracts, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients.
At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of June 30, 2008, we were committed under such contracts for up to approximately $12.6 million, for future goods and services, including approximately $6.9 million due within one year. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would get limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.
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
Revenue from sales of product is recognized upon shipment of product, when title and risk of loss have transferred to the customer, and provisions for estimates, including promotional adjustments, price adjustments, returns, and other potential adjustments are reasonably determinable. Such revenue is recorded, net of such estimated provisions, at the minimum amount of the customer’s obligation to us. We state the related accounts receivable at net realizable value, with any allowance for doubtful accounts charged to general operating expenses.
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
We are exposed to certain market risks. Our primary exposures relate to (1) interest rate risk on our investment portfolio, (2) credit risk of the companies’ bonds in which we invest, and (3) general credit market risks as existed during late 2007 and early 2008. We manage such risks on our investment portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments.

SPECTRUM PHARMACEUTICALS, INC.
In response to the recent dislocation in the credit markets, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of June 30, 2008, were primarily in money market accounts, short-term corporate bonds, U.S. Treasury bills and U.S. Treasury-backed securities. Because of our ability to generally redeem these investments at par with short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2008, any decline in the fair value of our investments would not be material in the context of our financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
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
ITEM 4. Controls and Procedures
We have established disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Vice President-Finance (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on June 20, 2008, at which meeting there were present in person or by proxy 27,417,685 votes representing 88% of the total outstanding eligible votes. The sole matter voted upon at the Annual Meeting was the election of our directors:
The following persons were elected as directors to serve a one-year term expiring at the Annual Meeting of Stockholder to be held in 2009, or until their successors are elected or qualified:

	VOTES CAST
		Authority
	For	Withheld
Mitchell P. Cybulski, MBA	24,736,648	2,681,037
Richard D. Fulmer, MBA	24,325,855	3,091,830
Stuart M. Krassner, Sc.D., Psy.D.	24,167,226	3,250,459
Anthony E. Maida, III, MA, MBA	25,026,464	2,391,221
Rajesh C. Shrotriya, M.D.	24,933,908	2,483,777
Julius A. Vida, Ph.D.	24,734,168	2,683,517

SPECTRUM PHARMACEUTICALS, INC.
ITEM 6. Exhibits

Exhibit No.		Description

2.1	+	Asset Purchase Agreement by and between the Company and Par Pharmaceutical, Inc. dated as of May 6, 2008.

4.1	+	Warrant issued by the Company to a Consultant, dated as of April 28, 2008.

10.1	*
Executive Employment Agreement by and between the Company and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.2	*+	Consulting Agreement by and between the Company and Luigi Lenaz, M.D., effective as of July 1, 2008.

31.1	+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

SPECTRUM PHARMACEUTICALS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.
Date: August 11, 2008	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria,
Vice President, Finance (Authorized Signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1	+	Asset Purchase Agreement by and between the Company and Par Pharmaceutical, Inc., dated as of May 6, 2008.

4.1	+	Warrant issued by the Company to a Consultant, dated as of April 28, 2008.

10.1	*
Executive Employment Agreement by and between the Company and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.2	*+	Consulting Agreement by and between the Company and Luigi Lenaz, M.D., effective as of July 1, 2008.

31.1	+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.