Form 10-Q
period 2008-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2008-11-07
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at November 5, 2008

Common Stock, $.001 par value	31,806,876

SPECTRUM PHARMACEUTICALS, INC.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month and nine-month periods ended September 30, 2008
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Statement Regarding Financial Information
The unaudited condensed consolidated financial statements of Spectrum Pharmaceuticals, Inc. included herein have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading.
We recommend that you read the unaudited condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 14, 2008.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In Thousands, Except Share and Per Share Data)

Assets
Current Assets:
Cash and cash equivalents	$4,679	$1,141
Marketable securities	46,957	54,518
Accounts receivable, net of allowance for doubtful accounts	186	191
Inventory	1,446	—
Prepaid expenses and other current assets	254	762

Total current assets	53,522	56,612
Property and equipment, net	1,633	716
Other assets	143	212

Total assets	$55,298	$57,540

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued liabilities	$3,217	$1,598
Accrued compensation	1,145	1,111
Accrued drug development costs	3,572	5,090

Total current liabilities	7,934	7,799

Deferred revenue and other credits	1,026	992

Total liabilities	8,960	8,791

Commitments and Contingencies (Note 3)
Stockholders’ Equity:

Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, $2.0 million aggregate liquidation value, issued and outstanding, 68 and 170 shares at September 30, 2008 and December 31, 2007, respectively	419	1,048

Common stock, par value $0.001 per share, 100,000,000 shares authorized:
Issued and outstanding, 31,771,876 and 31,233,798 shares at September 30, 2008 and December 31, 2007, respectively	32	31
Additional paid-in capital	294,051	288,927
Accumulated other comprehensive income	390	493
Accumulated deficit	(248,554)	(241,750)

Total stockholders’ equity	46,338	48,749

Total liabilities and stockholders’ equity	$55,298	$57,540

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In Thousands, Except Share and Per Share Data)

Revenues
Licensing and milestone revenues	$—	$3,250	$20,676	$7,625

Total Revenues	$—	$3,250	$20,676	$7,625

Operating expenses:
Research and development	$5,960	$8,532	$19,089	$22,025
Selling, general and administrative	3,132	3,027	8,947	9,411

Total operating expenses	9,092	11,559	28,036	31,436

Loss from operations	(9,092)	(8,309)	(7,360)	(23,811)

Other income, net	276	927	556	2,259

Net loss	$(8,816)	$(7,382)	$(6,804)	$(21,532)

Basic and diluted net loss per share	$(0.28)	$(0.24)	(0.22)	$(0.76)

Basic and diluted weighted average common shares outstanding	31,538,023	31,034,241	31,424,358	28,276,992

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(In Thousands, Except Share and Per Share Data)

Cash Flows From Operating Activities:
Net loss	$(6,804)	$(21,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	187
Share-based compensation	4,207	4,096
Fair value of common stock issued in connection with drug license	305	520
Minority interest in subsidiary	—	(20)
Changes in operating assets and liabilities:
Decrease <increase> in accounts receivable	5	(194)
Increase in inventory	(1,446)	—
Decrease <increase> in prepaids and other assets	686	(54)
Increase in accounts payable and accrued expenses	101	1,673
Increase <decrease> in accrued compensation and related taxes	34	(78)
Increase <decrease> in deferred revenue and other credits	17	(30)

Net cash used in operating activities	(2,749)	(15,432)

Cash Flows From Investing Activities:
Sales <Purchases> of marketable securities	7,351	(12,425)
Purchases of property and equipment	(1,064)	(334)

Net cash provided by <used in> investing activities	6,287	(12,759)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	—	30,041
Proceeds from exercise of warrants	—	519
Proceeds from exercise of stock options	—	120

Net cash provided by financing activities	—	30,680

Net increase in cash and cash equivalents	3,538	2,489
Cash and cash equivalents, beginning of period	1,141	519

Cash and cash equivalents, end of period	$4,679	$3,008

Supplemental Cash Flow Information:

Interest paid	$—	$—

Income taxes paid	$—	$—

Schedule of Non-Cash Investing and Financing Activities:

Fair value of common stock issued in connection with drug license	$305	$520

Fair value of restricted stock granted employees and directors	$275	$1,308

Fair value of stock issued to match employee 401k contributions	$208	$129

Fair value of warrants issued to consultants and placement agents	$69	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)
1. Business and Basis of Presentation
Business
Spectrum Pharmaceuticals, Inc. (the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company with a focus on oncology, urology and other critical health challenges for which there are few other treatment options.
The following is a brief update of the most advanced products under development as of September 30, 2008:
Fusilev™ (levoleucovorin) for injection (“FUSILEV”): On August 15, 2008, we commercially launched our proprietary oncology drug FUSILEV, which New Drug Application (“NDA”) was approved by the U.S. Food and Drug Administration (“FDA”) in March 2008. Shipments of FUSILEV for the period ended September 30, 2008 were approximately $140,000. Based on our revenue recognition policy, we have deferred the recognition of this revenue and related cost of goods sold until such time as we have a basis to reliably determine the amount of potential returns and other credits likely to offset the gross revenues.
FUSILEV rescue is indicated after high-dose methotrexate therapy in patients with osteosarcoma, the most common form of bone cancer, and is also indicated to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists. Based on the current approved indication for osteosarcoma and the size of the market, we anticipate the uptake of FUSILEV will continue to remain slow until such time we get an approval for the use of FUSILEV in colorectal cancer, which is a significantly larger market. We filed a supplemental NDA for its use in colorectal cancer in 5-fluorouracil containing regimens with the FDA at the end of October 2008. Also, in June 2008, we filed an NDA amendment for a tablet formulation.
Apaziquone (EOquin® in bladder cancer): Pursuant to a special protocol assessment procedure, in 2007, we initiated two Phase 3 clinical studies in the United States and Canada for Apaziquone in non-muscle invasive bladder cancer. We have received scientific advice from the European Medicines Agency (“EMEA”), the European equivalent to the FDA, whereby the EMEA agreed that the two Phase 3 studies being conducted at this time should be sufficient for a regulatory decision regarding European registration. We continue to enroll patients into the two trials at sites in the United States and Canada and expect enrollment in both trials to be completed by the end of 2009. As described in note 5, on October 28, 2008, we entered into a strategic collaboration with Allergan, Inc. for the future development and commercialization of Apaziquone in bladder cancer.
Ozarelix (in benign prostatic hypertrophy): In April 2008, we announced the completion of a 9-month, randomized, double-blind, placebo-controlled, Phase 2b study of the safety and efficacy of ozarelix, the Company’s drug candidate for the treatment of benign prostatic hypertrophy (“BPH”). Based on the results of that study, we have designed and submitted to the FDA the protocol for the next study of ozarelix in BPH and are currently in the process of patient enrollment.
Sumatriptan and other generic injectibles (non-dilutive funding): During the nine-month period ended September 30, 2008 , we entered into an agreement with Par Pharmaceutical, Inc. (“Par”), our marketing partner for sumatriptan injection, pursuant to which we received a non-refundable $20 million cash payment from Par for the sale of our share of the profits from the commercialization of sumatriptan injection. Also, during the nine-month period ended September 30, 2008, we entered into an agreement with Sagent Pharmaceuticals, Inc. (“Sagent”) to sell to Sagent rights to certain of our abbreviated new drug applications (“ANDAs”) for $660,000. These payments were recorded as revenues when received, since we had no remaining future obligations related to such transfer of rights.
For a more detailed description of these and our other drugs in development, refer to our Annual Report on Form 10-K for the year ended December 31, 2007.

SPECTRUM PHARMACEUTICALS, INC.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three-month and nine- month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and of its wholly-owned and majority-owned subsidiaries. As of September 30, 2008, we had one subsidiary: Spectrum Pharmaceuticals GmbH, a wholly-owned inactive subsidiary incorporated in Switzerland in April 1997. In June 2008, we dissolved NeoJB, LLC, an 80% owned inactive subsidiary that was organized in Delaware in April 2002. We have eliminated all significant intercompany accounts and transactions.
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
Fair Value of Financial Instruments
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.
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

SPECTRUM PHARMACEUTICALS, INC.
In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.
The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition. The carrying values of our cash, cash equivalents and marketable securities, carried at fair value as of September 30, 2008, are classified in the table below in one of the three categories described above:

	Fair Value Measurements at September 30, 2008
	Level 1	Level 2	Level 3	Total

Cash & Equivalents	$4,679	0	$0	$4,679
U.S. Treasury T-Bills	23,814	0	0	23,814
Money Market Currency Funds	0	0	0	0
Medium Term Corporate Notes	0	$2,000	0	2,000
U.S. Treasury Backed Securities	0	21,142	0	21,142

	$28,493	$23,142	$0	$51,635

Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, institutional money market funds, corporate debt and equity, municipal obligations, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of FASB Statement (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments that lack immediate liquidity, or which we intend to hold for more than one year are classified as long-term investments, and included in other assets. As of September 30, 2008, substantially all of our marketable securities were held in short-term US treasury bills or US treasury backed mutual funds.
Concentrations of Credit Risk
All of our cash, cash equivalents and marketable securities are invested at major financial institutions. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. To a limited degree these investments are insured by the Federal Deposit Insurance Corporation and by third party insurance. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as have existed since late 2007. We manage such risks on our portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments. As of September 30, 2008, substantially all of our marketable securities were held in short-term US treasury bills or US treasury backed mutual funds.
We believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored.

SPECTRUM PHARMACEUTICALS, INC.
Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market. As of September 30, 2008, inventory consisted of finished product of FUSILEV. The lower of cost or market is determined based on net estimated realizable value after appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.
Patents and Licenses
We own or license all the intellectual property that forms the basis of our business model. We expense all licensing and patent application costs as they are incurred.
Revenue Recognition
We follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.
Upfront monies representing non-refundable fees received upon the execution of licensing or other agreements are recognized as revenue upon execution of the agreements where we have no significant future performance obligations and collectibility of the fees is reasonably assured. Milestone payments, which are generally based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectibility is reasonably assured, and we have no significant future performance obligations in connection with the milestone. In those instances where we have collected upfront fees or milestone payments but have significant future performance obligations related to the development of the drug product, we record deferred revenue and recognize it over the period of our future obligations.
Revenue from sales of product is recognized upon shipment of product, when title and risk of loss have transferred to the customer, and provisions for estimates, including promotional adjustments, price adjustments, returns, and other potential adjustments are reasonably determinable. Such revenue is recorded, net of such estimated provisions, at the minimum amount of the customer’s obligation to us. We state the related accounts receivable at net realizable value, with any allowance for doubtful accounts charged to general operating expenses. If revenue from sales is not reasonably determinable due to provisions for estimates, promotional adjustments, price adjustments, returns or any other potential adjustments, we defer the revenue and recognize revenue when the estimates are reasonably determinable, even if the monies for the gross sales have been received.
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

SPECTRUM PHARMACEUTICALS, INC.
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
The following table presents the data used in the calculations of basic and diluted net loss per share for the three-month and nine-month periods ended September 30, 2008 and 2007.

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In Thousands, Except Share and Per Share Data)

Net income (loss)	$(8,816)	$(7,382)	$(6,804)	$(21,532)
Less:
Preferred dividends paid in cash or stock	0	(10)	0	(12)

Income (loss) attributable to common stockholders	$(8,816)	$(7,392)	$(6,804)	$(21,544)

Weighted average shares outstanding	31,538,023	31,034,241	31,424,358	28,276,992

Basic and diluted net loss per share	$(0.28)	$(0.24)	$(0.22)	$(0.76)

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
We recorded share-based compensation expense during the three-month and nine-month periods ended September 30, 2008 and 2007, as follows:

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In Thousands)

Research and development	$630	$1,215	$2,630	$2,532
General and administrative	461	654	1,577	1,565

Total share based charges	$1,091	$1,869	$4,207	$4,097

SPECTRUM PHARMACEUTICALS, INC.
Income Taxes
We recorded no tax provision for the three-month and nine-month periods ended September 30, 2008, based on an anticipated operating loss for the full calendar year.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has determined that the deferred tax asset does not meet the “more likely than not” criteria under SFAS No. 109, “Accounting for Income Taxes”, and, accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.
Comprehensive Income
Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s accumulated other comprehensive income at September 30, 2008 consisted primarily of net unrealized gains on investments in marketable securities as of that date.
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
In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements,” or Issue 07-1, which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. Issue 07-1 is effective for us beginning January 1, 2009. We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R), requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.

SPECTRUM PHARMACEUTICALS, INC.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.
In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 90 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not expect the adoption of this accounting pronouncement to have a significant impact on our financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning March 1, 2009, with early adoption prohibited. We are evaluating the effect the implementation of FSP EITF 03-6-1 will have, if any, on basic net earnings per share.

SPECTRUM PHARMACEUTICALS, INC.
3. Commitments and Contingencies
Facility and Equipment Leases
As of September 30, 2008, we were obligated under a facility lease and several operating equipment leases. The facility lease will expire on June 30, 2009. While we have a 5-year renewal option, we are evaluating whether to renew the lease for an additional 5 years or consider securing an alternate facility. In the event we decide to secure an alternate facility, we do not expect the relocation to adversely affect our operations.
Minimum lease requirements for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

Amounts In Thousands

2008 (Remainder of year)	$132
2009	289
2010	153
2011	0
2012	0
Thereafter	0

$573

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
Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we estimate that if all of our contingent milestones were successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $64.8 million as of September 30, 2008, would be due approximately as follows: $0.3 million within 12 months; $6.6 million in 2 to 3 years; $7.2 million in 4 to 5 years; and $50.7 million after 5 years. In the event these milestones are achieved, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
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
At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of September 30, 2008, we were committed under such contracts for up to approximately $14.9 million, for future goods and services, including approximately $6.7 million due within one year. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would get limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.

SPECTRUM PHARMACEUTICALS, INC.
4. Stockholders’ Equity
Series E Preferred Stock
In September 2008, we issued 204,000 shares of our common stock upon the conversion of 102 shares of our Series E Convertible Voting Preferred Stock by an institutional investor, at a conversion price of $5.00 per share.
Common Stock
In March 2008, we issued to Targent, LLC 125,000 shares of the Company’s common stock for payment of a milestone pursuant to the asset purchase agreement with Targent in connection with the approval of FUSILEV by the FDA. The fair value of the stock, $305,000, was recorded as a stock-based research and development charge for the nine-month period ended September 30, 2008.
Common Stock Reserved for Future Issuance
As of September 30, 2008, approximately 13.5 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series E preferred shares	136,000
Exercise of stock options	7,780,208
Exercise of warrants	5,602,005

Total shares of common stock reserved for future issuances	13,518,213

Share-Based Compensation
As of September 30, 2008, approximately 750,000 incentive award shares were available for grant under our share-based incentive award plan. Share-based awards generally vest over periods of up to four years and have a ten-year life.

SPECTRUM PHARMACEUTICALS, INC.
Presented below is a summary of activity, for our entire share-based incentive award plans, during the nine-month period ended September 30, 2008:
Stock Options:
During the nine-month ended September 30, 2008, the Compensation Committee granted stock options at exercise prices equal to or greater than the quoted price of our common stock as of the grant dates. The weighted average grant date fair value of stock options granted during the nine-month period ended September 30, 2008 was estimated at approximately $1.36, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility (based on the historical volatility of our common stock) of 65.9%; risk free interest rate of 2.8%; and an expected life of 5 years.

		Weighted
	Common	Average	Weighted	Aggregate
	Stock	Exercise	Average	Intrinsic
	Options	Price	Remaining Term	Value
			(In Years)	(In Thousands)

Outstanding at beginning of year	6,482,260	$5.91
Granted	1,623,000	$2.38
Expired	(105,510)	$5.53
Forfeited	(219,542)	$3.94
Exercised

Outstanding, at the end of period	7,780,208	$5.24	7.23	$57

Vested and expected to vest, at end of period	7,565,383	$5.26	6.94	$56

Exercisable, at the end of period	5,631,958	$5.51	6.59	$53

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price of $1.41 on September 30, 2008 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s common stock.
During the nine-month period ended September 30, 2008, the share-based charge in connection with the expensing of stock options was approximately $3.3 million. As of September 30, 2008, there was approximately $5.4 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at beginning of period	277,500	$5.03
Granted	97,500	2.46
Vested	(199,750)	3.79
Forfeited	—

Nonvested at the end of period	175,250	$5.01

The fair value of restricted stock awards is the grant date closing market price of our stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
During the nine-month period ended September 30, 2008, the share-based charge in connection with the expensing of restricted stock awards was approximately $0.6 million. As of September 30, 2008, there was approximately $0.5 million of unrecognized share-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.2 years.

SPECTRUM PHARMACEUTICALS, INC.
401(k) Plan Matching Contribution:
During the nine-month period ended September 30, 2008, we issued 128,816 shares of common stock as the Company’s match of approximately $208,000 on the 401(k) contributions of our employees.
Warrants Activity
We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the nine-month period ended September 30, 2008:

	Common Stock	Weighted Average
	Warrants	Exercise Price
Outstanding at beginning of period	9,652,051	$6.51
Granted	50,000	1.79
Expired	(4,100,046)	5.43

Outstanding, at the end of period	5,602,005	$7.26

Exercisable, at the end of period	5,580,130	$7.28

5. Subsequent Events
On October 28, 2008, we entered into a License, Development, Supply and Distribution Agreement (the “License Agreement”) with Allergan Sales, LLC, Allergan USA, LLC and Allergan, Inc. (collectively, “Allergan”), pursuant to which both parties have agreed to a collaboration for the development and commercialization of a formulation of Apaziquone (EOquin®) suitable for use in treating cancer or precancerous conditions via instillation.
The License Agreement provides that Allergan has the exclusive right to make, develop and commercialize Apaziquone for the treatment of bladder cancer, or pre-bladder cancer conditions worldwide except for Asia. Also on October 28, 2008, both parties also entered into a Co-Promotion Agreement (the “Co-Promotion Agreement”) providing for the joint commercialization of Apaziquone in the United States whereby both parties will share equally all profits and commercialization expenses.
In consideration for the rights granted under the License Agreement, Allergan has paid us an upfront fee of $41.5 million in accordance with the License Agreement. In addition, Allergan will pay us up to $304 million based on the achievement of certain development, regulatory and sales milestones and also tiered royalties starting in the mid-teens based on a percentage of net sales of Apaziquone outside of the United States.
Further, we will continue to conduct the current Phase 3 clinical trials as well as certain future planned clinical trials pursuant to a joint development plan, with Allergan bearing sixty-five percent (65%) of the development costs and us responsible for thirty-five percent (35%) of the development costs of Apaziquone.
We also have the right, in our sole discretion, to opt out of the co-promotion agreement before January 1, 2012. If we do so, our share of any future development costs shall be significantly reduced. Part of the aggregate development costs and marketing expenses incurred by us since January 1, 2009 shall be reimbursed by Allergan in the form of a one-time payment. The co-promotion agreement will terminate and instead of a sharing of profit and expenses, Allergan will pay us royalties on a percentage of net sales of Apaziquone in the United States that are slightly greater than the royalties paid on net sales outside the United States. In addition, Allergan will pay us up to $245 million in additional milestones based upon the achievement of certain sales milestones in the United States.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the safety and efficacy of our drug products, the regulatory success of our products, the timing and likelihood of achieving regulatory development milestones and product revenues, the sufficiency of our capital resources, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008. These factors include, but are not limited to:
•	our ability to successfully develop, obtain regulatory approvals for and market our products;
•	our ability to generate and maintain sufficient cash resources to fund our business;
•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;
•	efforts of our development partners;
•	the ability of our manufacturing partners to meet our timelines;
•	our ability to identify new product candidates;
•	the timing and/or results of pending or future clinical trials;
•	competition in the marketplace for our generic drugs;

•	actions by the FDA and other regulatory agencies;

•	demand and market acceptance for our approved products; and

•	the effect of fast changing economic and financial conditions.
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

SPECTRUM PHARMACEUTICALS, INC.
Business Outlook
We are a biopharmaceutical company with a focus primarily on oncology and urology. Our primary business focus for the remainder of 2008, and beyond, will be to continue to acquire, develop and commercialize a portfolio of prescription drug products with a mix of near-term and long-term revenue potential. Key developments anticipated in the next 12 to 18 months are:
•
Fusilev™ (levoleucovorin) for injection (“FUSILEV”): On August 15, 2008, we commercially launched our proprietary oncology drug FUSILEV, which New Drug Application (“NDA”) was approved by the U.S. Food and Drug Administration (“FDA”) in March 2008. Shipments of FUSILEV for the period ended September 30, 2008 were approximately $140,000. Based on our revenue recognition policy, we have deferred the recognition of this revenue and related cost of goods sold until such time as we have a basis to reliably determine the amount of potential returns and other credits likely to offset the gross revenues.

FUSILEV rescue is indicated after high-dose methotrexate therapy in patients with osteosarcoma, the most common form of bone cancer, and is also indicated to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists. Based on the current approved indication for osteosarcoma and the size of the market, we anticipate the uptake of FUSILEV will continue to remain slow until such time we get an approval for the use of FUSILEV in colorectal cancer, which is a significantly larger market. We filed a supplemental NDA for its use in colorectal cancer in 5-fluorouracil containing regimens with the FDA at the end of October 2008. Also, in June 2008, we filed an NDA amendment for a tablet formulation.
•
Apaziquone (EOQuin® in bladder cancer): Pursuant to a special protocol assessment procedure, in 2007, we initiated two Phase 3 clinical studies in the United States and Canada for Apaziquone in non-muscle invasive bladder cancer. We have received scientific advice from the European Medicines Agency (“EMEA”), the European equivalent to the FDA, whereby the EMEA agreed that the two Phase 3 studies being conducted at this time should be sufficient for a regulatory decision regarding European registration. We continue to enroll patients into the two trials at sites in the United States and Canada and expect enrollment in both trials to be completed by the end of 2009. As described in note 5 of our unaudited financial statements included in this Quarterly Report, on October 28, 2008, we entered into a strategic collaboration with Allergan, Inc. for the future development and commercialization of Apaziquone in bladder cancer.

•
Ozarelix (in benign prostatic hypertrophy): In April 2008, we announced the completion of a 9-month, randomized, double-blind, placebo-controlled, Phase 2b study of the safety and efficacy of ozarelix, the Company’s drug candidate for the treatment of benign prostatic hypertrophy (“BPH”). Based on the results of that study, we have designed and submitted to the FDA the protocol for the next study of ozarelix in BPH and are currently in the process of patient enrollment.

•
SPI-1620 (adjunct to chemotherapy): We are continuing to enroll patients in a Phase 1, open label, dose-escalation study assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of SPI-1620 in patients with recurrent or progressive carcinoma.

•	We plan to continue to fund the development of our other products.
•	We expect to continue to evaluate additional promising drug product candidates, as well as marketed products, for opportunistic acquisition or license.

SPECTRUM PHARMACEUTICALS, INC.
Financial Condition
Liquidity and Capital Resources
Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987 through September 30, 2008, are approximately $250 million. We expect to continue to incur significant additional losses as we implement our growth strategy of developing marketable drug products for at least the next several years, unless they are offset, if at all, by the out-license or product sales of any of our drugs.
We believe that the approximately $52 million in cash, cash equivalents and marketable securities that we had on hand as of September 30, 2008, together with the $41.5 million we received from Allergan on November 5, 2008 will allow us to fund our current planned operations for at least the next eighteen to twenty-four months. We also believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored.
Our long-term strategy, however, is to generate profits from the sale and licensing of our drug products. Accordingly, in the next several years, we expect to supplement our cash position with sales of FUSILEV and licensing revenues from out-licensing our other drug products.
Nevertheless, while we do not currently plan to obtain additional capital through the sale of debt or equity securities, we may do so if necessary, especially in conjunction with opportunistic acquisitions or license of drugs. In this regard, in April 2008, we filed a shelf registration statement with the SEC to give us the ability, from time to time, to offer any combination of our securities described in the registration statement in one or more offerings for up to $150 million. There can be no assurance that we will be able to obtain such additional capital when needed, or, if available, that it will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.
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
Our expenditures for research and development consist of direct product specific costs, including, but not limited to, upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, and patent related costs, and non-product specific, or indirect, costs. During the nine-month period ended September 30, 2008, our total research and development expenditure, excluding stock-based charges of $3.0 million, was approximately $16.1 million, of which approximately $8.1 million was in direct costs. The principal components of such direct expenses for that period were direct costs related to the development of Apaziquone — approximately $3.6 million; ozarelix — approximately $2.1 million; and FUSILEV oral and liquid finished product development, including for the colorectal cancer supplemental NDA filing — approximately $1.2 million.
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

SPECTRUM PHARMACEUTICALS, INC.
Our anticipated net use of cash for operations in the last quarter of 2008, excluding the cost of in-licensing additional drugs, if any, is expected to range between approximately $7 million and $9 million. Our primary focuses for the rest of 2008 and for 2009, and the programs that are expected to represent a significant part of our expenditures, are the on-going clinical studies of Apaziquone and the commercial launch of FUSILEV. Key factors that we will monitor as we determine the funding of other development projects are:
•	the success of the commercial launch of FUSILEV;
•	continued patient enrollment in our Apaziquone clinical trials at anticipated rates; and
•	continued positive results from our preclinical studies and clinical trials.
Further, while we do not receive any funding from third parties for research and development that we conduct, co-development and out-licensing agreements with other companies for any of our drug products may reduce our expenses. In this regard, we entered into a collaboration agreement with Allergan whereby, commencing January 1, 2009, Allergan will bear 65% of the future development costs of Apaziquone.
In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.
Net Cash used in Operating Activities
During the nine-month period ended September 30, 2008, net cash used in operations was approximately $2.8 million compared to net cash used in operations of approximately $15.4 million in the comparative period of 2007. The decrease of approximately $12.6 million is primarily due to an increase in revenues of approximately $13.0 million during the nine-month period ended September 30, 2008 compared to 2007, partially offset by an increase in inventory of approximately $1.5 million at September 30, 2008.
Net Cash provided by Investing Activities
Net cash provided by investing activities of approximately $6.3 million was primarily due to the conversion of our marketable securities into cash, mainly for our operations and capital expenditures related to our research and development activities.
Results of Operations
Results of Operations for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007
For the three-month period ended September 30, 2008, we recorded a net loss of approximately $8.8 million, compared to a net loss of approximately $7.4 million for the three-month period ended September 30, 2007. The principal components of the year-to-year changes in line items are discussed below.
During the three-month period ended September 30, 2007, we recognized approximately $3.3 million in licensing milestone and related revenues, pursuant to our agreement with GPC Biotech (“GPC”). The milestones were related to the filing and acceptance of a Marketing Authorization Application by Pharmion with the EMEA. We did not earn similar revenues from GPC during the three-month period ended September 30, 2008, and we do not anticipate any similar significant revenues from GPC at this time.
We commercially launched our proprietary oncology drug FUSILEV, which was approved by the FDA in March 2008. Shipments of FUSILEV for the period ended September 30, 2008 were approximately $140,000. Based on our revenue recognition policy, we have deferred the recognition of this revenue and related cost of goods sold until such time that we have a basis to reliably determine the amount of potential returns and other credits likely to offset the gross revenues. Based on the current approved indication for osteosarcoma and the size of the market, we anticipate the uptake of FUSILEV will continue to remain slow till such time we obtain approval for the use of FUSILEV in colorectal cancer, which is a significantly larger market.
Research and development expenses decreased by approximately $2.5 million, from approximately $8.5 million in the three-month period ended September 30, 2007 to approximately $6.0 million in the three-month period ended September 30, 2008, primarily due to the following: during the comparative period in 2007, we made a milestone payment of approximately $0.5 million upon the acceptance of the NDA for satraplatin and because of the timing of the next Ozarelix study. We expect cash research and development expense in the fourth quarter to continue at a pace similar to the quarter ended September 30, 2008.

SPECTRUM PHARMACEUTICALS, INC.
Selling, general and administrative expenses increased by approximately $0.1 million, from approximately $3.0 million in the three-month period ended September 30, 2007 to approximately $3.1 million in the three-month period ended September 30, 2008, primarily due to increased sales and marketing expenses of approximately $1.4 million incurred in connection with the commercial launch activities associated with FUSILEV; offset by a reduction in legal expenses incurred in 2007 in connection with the GPC arbitration. We expect cash selling, general and administrative expenses in the fourth quarter to continue at a pace similar to the quarter ended September 30, 2008.
Other income consisted of net interest income of approximately $276,000 and $927,000 for the three-month periods ended September 30, 2008 and September 30, 2007. The decrease in interest income was primarily due to lower investment yields in 2008 due to the shift in our investment strategy in light of the current volatile credit markets to investments primarily in US Treasury bills and US treasury backed securities. We expect similar yields going forward till such time as the credit markets stabilize.
Results of Operations for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007
For the nine-month period ended September 30, 2008, we recorded net loss of $6.8 million, compared to a net loss of approximately $21.5 million for the nine-month period ended September 30, 2007. The principal components of the year-to-year changes in line items are discussed below.
During the nine-month period ended September 30, 2008, we entered into an asset purchase agreement with Par, our marketing partner for sumatriptan injection, pursuant to which we received a non-refundable $20 million cash payment from Par for the transfer of our share of the profits from the commercialization of sumatriptan injection. During this period, we also recorded revenue from the transfer of rights to certain of our ANDAs to Sagent for $660,000. We did not have similar income from Par or Sagent during the period ended September 30, 2007. During the nine-month period ended September 30, 2007, we recognized approximately $7.6 million in licensing milestone and related revenues, pursuant to our agreement with GPC. The milestones were related to the filing and acceptance of a Marketing Authorization Application by Pharmion with the EMEA. We did not earn similar revenues from GPC during the nine-month period ended September 30, 2008, and we do not anticipate any similar significant revenues from GPC at this time.
We commercially launched our proprietary oncology drug FUSILEV, which was approved by the FDA in March 2008. Shipments of FUSILEV for the period ended September 30, 2008 were approximately $140,000. Based on our revenue recognition policy, we have deferred the recognition of this revenue and related cost of goods sold until such time that we have a basis to reliably determine the amount of potential returns and other credits likely to offset the gross revenues.
Research and development expenses decreased approximately $2.9 million, from approximately $22.0 million in the nine-month period ended September 30, 2007 to approximately $19.1 million in the nine-month period ended September 30, 2008, primarily due to the following: during the comparative period in 2007, we made a milestone payment of approximately $1.0 million upon the filing and acceptance of the NDA for satraplatin and because of the timeline of the next Ozarelix study.
Selling, general and administrative expenses decreased by approximately $0.5 million, from approximately $9.4 million in the nine-month period ended September 30, 2007 to approximately $8.9 million in the nine-month period ended September 30, 2008, primarily due to a reduction in legal expenses from that which were incurred in 2007 in connection with the GPC arbitration; partially offset by increased sales and marketing expenses of approximately $3.3 million incurred in connection with the commercial launch activities associated with FUSILEV.
Other income consisted of net interest income of approximately $556,000 and $2.3 million for the nine-month periods ended September 30, 2008 and September 30, 2007, offset in 2008 by approximately $250,000 realized investment loss. The decrease in interest income was primarily due to lower investment yields in 2008 due to the shift in our investment strategy. We expect similar yields going forward until such time the credit markets improve.

SPECTRUM PHARMACEUTICALS, INC.
Off-Balance Sheet Arrangements
None.
Contractual and Commercial Obligations
The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of September 30, 2008 (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	—	—	—	—	—
Operating Lease Obligations (3)	$574	$132	$289	$153	—
Purchase Obligations (4)	14,944	6,704	6,698	1,542	—
Contingent Milestone Obligations (5)	64,788	275	6,580	7,225	$50,708

Total	$80,306	$7,111	$13,567	$8,920	$50,708

(1)
The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable, such as obligations pursuant to employment agreements.

(2)	As of September 30, 2008, we had no capital lease obligations.

(3)	The operating lease obligations are primarily for the facility lease for our corporate office, which extends through June 2009.

(4)
Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of September 30, 2008. Over 90% of the purchase obligations consist of expenses associated with clinical trials and related costs for Apaziquone and ozarelix for each of the periods presented. Please see “Service Agreements” below for further information.

(5)
Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements”. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of September 30, 2008, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

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
Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we estimate that if all of our contingent milestones were successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $64.8 million as of September 30, 2008, would be due approximately as follows: $0.3 million within 12 months; $6.6 million in 2 to 3 years; $7.2 million in 4 to 5 years; and $50.7 million after 5 years. In the event these milestones are achieved, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
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
At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of September 30, 2008, we were committed under such contracts for up to approximately $14.9 million, for future goods and services, including approximately $6.7 million due within one year. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would get limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.
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
Revenue Recognition
We follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.
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
Revenue from sales of product is recognized upon shipment of product, when title and risk of loss have transferred to the customer, and provisions for estimates, including promotional adjustments, price adjustments, returns, and other potential adjustments are reasonably determinable. Such revenue is recorded, net of such estimated provisions, at the minimum amount of the customer’s obligation to us. We state the related accounts receivable at net realizable value, with any allowance for doubtful accounts charged to general operating expenses. If revenue from sales is not reasonably determinable due to provisions for estimates, promotional adjustments, price adjustments, returns or any other potential adjustments, we defer the revenue and recognize revenue when the estimates are reasonably determinable, even if the monies for the gross sales have been received.
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
Recent Accounting Pronouncements
See Note 2: Recent Accounting Pronouncements of our accompanying consolidated financial statements for a description of recent accounting pronouncements that have a potentially significant impact on our financial reporting and our expectations of their impact on our results of operations and financial condition.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments.
We are exposed to certain market risks. Our primary exposures relate to (1) interest rate risk on our investment portfolio, (2) credit risk of the companies’ bonds in which we invest, and (3) general credit market risks as have existed since late 2007 and have become more prominent during 2008. We manage such risks on our investment portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments.
In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of September 30, 2008, were primarily in money market accounts, short-term corporate bonds, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored.
Because of our ability to generally redeem these investments at par at short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2008, any decline in the fair value of our investments would not be material in the context of our financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, some of our obligations are incurred in Euros. We mitigate such risk by maintaining a limited portion of our cash in Euros and other currencies.
ITEM 4. Controls and Procedures
We have established disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Vice President of Finance (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

SPECTRUM PHARMACEUTICALS, INC.
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM IA. Risk Factors
RISK FACTORS
An investment in our common stock involves a high degree of risk. Our business, financial condition, operating results and prospects can be impacted by a number of factors, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. As a result, the trading price of our common stock could decline, and you could lose a part or all of your investment. You should carefully consider the risks described below with all of the other information included in this Quarterly Report. For discussion of some of our potential risks or uncertainties, refer to the Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2007, and in our Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC. The following risk factor is a material update to the risk factors described in the Form 10-K.
Due to the current condition of the financial markets, our financial assets could be compromised, and we may be unable to raise additional capital in a timely manner
We believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored. Should these financial institutions fail to provide us with required liquidity at the time of need, we may be adversely affected and may not be able to carry out our business plans as anticipated.
However, in light of the current volatile and tight financial and credit markets, we may not be able to raise additional capital on favorable terms, if at all. Accordingly, we may be forced to significantly change our business plans and restructure our operations to conserve cash, which would likely involve out-licensing or selling some or all of our intellectual, technological and tangible property not presently contemplated and at terms that we believe would not be favorable to us, and/or reducing the scope and nature of our currently planned drug development activities. An inability to raise additional capital could also impact our ability to expand operations.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 15th, 2008, we issued 25,000 shares of our common stock to the University of Bradford, in payment for certain intellectual property rights. These securities have been issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The foregoing transactions did not involve any public offering; we made no solicitation in connection with the issuances; we obtained representations from the party regarding its investment intent, experience and sophistication; the party either received or had access to adequate information about us in order to make an informed investment decision; and we reasonably believed that the party was “sophisticated” within the meaning of Section 4(2) of the Securities Act. No underwriting discounts or commissions were paid in conjunction with the issuances.
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

SPECTRUM PHARMACEUTICALS, INC.
Date: November 7, 2008	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria,
Vice President, Finance (Authorized Signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Exchange Act, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.