Form 10-Q
period 2009-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2009-05-15
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at May 13, 2009

Common Stock, $.001 par value	32,995,887

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month period ended March 31, 2009
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
We recommend that you read the unaudited condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In Thousands, Except Share and Per
	Share Data)
Assets
Current Assets:
Cash and cash equivalents
Unrestricted Cash	$4,065	$9,860
Restricted Cash (Note 2)	10,000	—

Total cash and cash equivalents	14,065	9,860
Marketable securities	49,833	68,226
Accounts receivable-trade, net	6,306	5,002
Inventory	1,894	1,841
Prepaid expenses and other current assets	736	693

Total current assets	72,834	85,622
Property and equipment, net	1,818	1,782
ZEVALIN related intangible assets, net	36,092	37,042
Other assets	104	289

Total assets	$110,848	$124,735

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued obligations	$8,221	$5,627
Accrued compensation	1,921	2,956
Note payable in connection with ZEVALIN Acquisition	10,000	7,500
Current portion of deferred revenue and other credits	8,500	8,500
Accrued drug development costs	4,798	3,449

Total current liabilities	33,440	28,032
Capital lease obligations, net of current portion	89	95
Deferred revenue and other credits, net of current portion	31,785	33,929
ZEVALIN related contingent obligations	4,998	8,798

Total liabilities	70,312	70,854

Commitments and contingencies (Note 5)
Minority interest in consolidated entity	—	14,262

Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series E Convertible voting preferred stock, 2,000 shares authorized, stated value $10,000 per share, $0.8 million aggregate liquidation value; 68 shares issued and outstanding at March 31, 2009 and December 31, 2008	419	419
Common stock, par value $0.001 per share, 100,000,000 shares authorized; Issued and outstanding, 32,547,700 and 32,166,316 shares at March 31, 2009 and December 31, 2008	33	32
Additional paid-in capital	297,208	296,531
Accumulated other comprehensive loss	(531)	(146)
Accumulated deficit	(256,593)	(257,217)

Total stockholders’ equity	40,536	39,619

Total liabilities and stockholders’ equity	$110,848	$124,735

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(In Thousands, Except Share and Per
	Share Data)
Revenues
License and contract revenue	$2,125	$—
Product sales	12,038	—

Total revenues	$14,163	$—

Operating expenses:
Cost of product sold	$1,834	$—
Research and development	5,654	6,382
Amortization of purchased intangibles	950	—
Selling, general and administrative	6,351	2,585

Total operating expenses	14,789	8,967

Loss from operations	(626)	(8,967)

Other income, net	104	301

Loss before minority interest in consolidated entities	(522)	(8,666)
Minority interest in net loss of consolidated entities	1,146	—

Net income (loss)	$624	$(8,666)

Net income (loss) per share
Basic	$0.02	$(0.28)

Diluted	$0.02	$(0.28)

Weighted average common shares:
Basic	32,439,523	31,271,281

Diluted	32,644,425	31,271,281

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
	(In Thousands, Except Share and Per
	Share Data)
Cash Flows From Operating Activities:
Net Income (loss)	$624	$(8,666)
Adjustments to reconcile net loss to net cash from / (used in) operating activities:
Amortization of deferred revenue	(2,125)	—
Depreciation and amortization	136	87
Share-based compensation expense	968	1,731
Fair value of common stock issued in connection with drug license	185	305
Minority interest in consolidated entities	(1,146)	—
Changes in operating assets and liabilities:
Accounts Receivable	(1,304)	107
Inventory	(53)	(562)
Prepaid expenses and other assets	148	188
Accounts payable and accrued obligations	3,942	(170)
Accrued compensation and related taxes	(1,035)	(107)
Deferred revenue and other credits	(25)	(30)

Net cash provided by (used in) operating activities	315	(7,117)

Cash Flows From Investing Activities:
Net sales of marketable securities	18,112	10,151
Investment in ZEVALIN acquisition	(14,050)	—
Restricted Cash in escrow for ZEVALIN acquisition	(10,000)	—
Purchases of property and equipment	(172)	(138)

Net cash provided by (used in) investing activities	(6,110)	10,013

Cash Flows From Financing Activities:

Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(5,795)	2,896
Cash and cash equivalents, beginning of period	9,860	1,141

Cash and cash equivalents, end of period	$4,065	$4,037

Supplemental Cash Flow Information:
Interest paid	$7	—

Income taxes paid	$45	—

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$185	305

Fair value of restricted stock granted employees and directors	$182	223

Fair value of stock issued to match employee 401k contributions	$108	61

Preferred stock dividends paid with common stock	$—	—

Fair value of equity awarded to consultants and placement agents	$111	72

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
1. Business and Basis of Presentation
Business
Spectrum Pharmaceuticals, Inc. (the “Company,” “we,” “Spectrum”, “our,” or “us”) is a commercial stage biopharmaceutical company committed to developing and commercializing innovative therapies with a focus primarily in the areas of hematology-oncology and urology. We have a fully developed commercial infrastructure that is responsible for the sales and marketing of two drugs in the United States, FUSILEV™ and ZEVALIN. Our lead developmental drug is Apaziquone, which is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer under a strategic collaboration with Allergan Inc. (“Allergan”)
The following is a brief update of our most advanced products as of March 31, 2009:
FUSILEV™ (levoleucovorin) for injection (“FUSILEV”): We commercially launched FUSILEV in August 2008 and recorded net revenues of $9.4 million from FUSILEV sales for the three months ended March 31, 2009.
A Prescription Drug User Fee Act (“PDUFA”) target date of October 2009 has been established by the FDA for a decision regarding the approval for our October 2008 supplemental New Drug Application (“sNDA”) filing for advanced metastatic colorectal cancer, which is currently under review by the FDA.
ZEVALIN® ([90Y]-ibritumomab tiuxetan) (“ZEVALIN”): In December 2008, we partnered with Cell Therapeutics, Inc. (“CTI”) to form a 50-50 owned joint venture, RIT Oncology, LLC (“RIT”) to commercialize and develop ZEVALIN in the United States. In March 2009, we acquired the remaining 50% ownership of RIT, resulting in RIT becoming our wholly-owned subsidiary, for $16.5 million. For the three months ended March 31, 2009, we recorded net revenues of $2.6 million from ZEVALIN sales.
In December 2008, the FDA accepted for filing and review, and granted priority review status for RIT’s supplemental Biologics License Application (“sBLA”) for the use of ZEVALIN as first-line therapy for patients with B-cell follicular non-Hodgkin’s lymphoma or NHL. A PDUFA target date of July 2, 2009 was established by the FDA for a decision regarding this sBLA which, if approved, will allow for the label to address a substantially larger patient population.
Apaziquone: Pursuant to our October 2008 strategic collaboration agreement with Allergan to co-develop and co-market Apaziquone for bladder cancer, we continue to conduct the two Apaziquone clinical trials pursuant to a joint development plan, with Allergan bearing 65% of these expenses, commencing January 1, 2009. During the three months ended March 31, 2009, Allergen reimbursed us approximately $2.7 million of research and development costs. In addition, during the three months ended March 31, 2009, we recorded $2.1 million licensing revenue from the amortization of the up front $41.5 million fee received from Allergan in October 2008.
We continue to recruit sites and enroll patients in these two studies and our goal is to complete enrollment for both Phase 3 clinical trials by year-end 2009.
For a more detailed description of these and our other drugs in development, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

SPECTRUM PHARMACEUTICALS, INC.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of March 31, 2009, we had three consolidated subsidiaries: RIT, a 100% owned effective March 15, 2009, organized in Delaware in 2008; OncoRx Pharma Private Limited (“OncoRx”), a 100% owned, organized in Mumbai, India in 2008 and Spectrum Pharmaceuticals GmbH, a wholly-owned inactive subsidiary, incorporated in Switzerland in April 1997; and one consolidated joint venture: Spectrum Pharma Canada, organized in Quebec, Canada in January 2008. We have eliminated all significant intercompany accounts and transactions.
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
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, institutional money market funds, corporate debt and equity, municipal obligations, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of FASB Statement (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments that lack immediate liquidity, or which we intend to hold for more than one year are classified as long-term investments, and included in other assets. As of March 31, 2009, $10 million of our cash funds were held in an escrow account in connection with the March 2009 acquisition of the remaining 50% rights in RIT.

SPECTRUM PHARMACEUTICALS, INC.
We have adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or FAS 157, and utilize the market approach to measure fair value of our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
The carrying values of our cash, cash equivalents, marketable securities, and funds held in escrow carried at fair value as of March 31, 2009, are classified in the table below in one of the three categories described above:

	Fair Value Measurements at March 31, 2009
	Level 1	Level 2	Level 3	Total

Cash & equivalents	$4,065	$—	$—	$4,065
U.S. Treasury T-Bills	6,052	—	—	6,052
Money Market Currency Funds	6,530	—	—	6,530
FDIC insured bank CDs	12,207	—	—	12,207
Medium term Corporate Notes	2,252	—	—	2,252
U.S. Treasury Backed Securities	22,792	—	—	22,792
Funds held in escrow	10,000	—	—	10,000
Other Securities	40	—	—	40

	$63,938	$—	$—	$63,938

As described elsewhere funds held in escrow are related to the $16.5 million acquisition of the 50% rights in RIT.
As of March 31, 2009, substantially all of our cash, cash equivalents and marketable securities were held at major financial institutions, who are required to invest our funds in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. To a limited degree, these investments are insured by the Federal Deposit Insurance Corporation and by third party insurance. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as have existed since late 2007. We manage such risks on our portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments.
Certain Risks and Concentrations
Our cash and marketable security investments are subject to concentration of credit risk. We manage such risk by diversification of the investment portfolio and by the purchase of investment-grade securities.
Our product sales are concentrated in a limited number of customers. For the three months ended March 31, 2009, approximately 32% of our product sales were derived from Group Purchasing Organizations (“GPOs”) of oncology products, and approximately 68% from distributors. We do not require collateral or other security to support credit sales, but provide an allowance for bad debts when warranted.

SPECTRUM PHARMACEUTICALS, INC.
We are dependent on single source suppliers for raw materials, and the manufacturing of finished product of FUSILEV and ZEVALIN. A disruption in supply could materially affect our sales. Similarly, we have single source suppliers the manufacturing of our development drug product candidates. If we are unable to obtain sufficient quantities of such product, our research and development activities may be adversely affected.
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
Purchase price allocation
In December 2008, we partnered with CTI to form a 50/50 owned joint venture, RIT, to commercialize and develop ZEVALIN in the U.S. In March 2009, CTI sold to us their remaining 50% ownership in RIT, resulting in RIT becoming a wholly-owned subsidiary. The assets contributed by CTI to RIT were all of its interests in the ZEVALIN business.
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
We recorded intangible assets in connection with the acquisition of ZEVALIN and related amortization as follows:

	March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$23,100	$(660)	$22,440
Core technology	14,100	(447)	13,653

Acquired in-process research and development	4,700	(4,700)	—

Total intangible assets	$41,900	$(5,807)	$36,093

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The developed and core technology assets will be amortized over 10 years, or approximately $3.7 million annually through 2018. Included in the intangible assets was an amount of $4.7 million of in process research and development (“IPR&D”) for a medical indication still awaiting approval by the FDA. Such amount was completely written off during the year ended December 31, 2008.

SPECTRUM PHARMACEUTICALS, INC.
Industry Segment and Geographic Information
We operate in one business segment, that of acquiring, developing and commercializing prescription drug products. Accordingly, the accompanying financial statements are reported in the aggregate, including all our activities in one segment. Our foreign operations were not significant for any of the years presented herein.
Revenue Recognition
We follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.
Up-front fees representing non-refundable payments received upon the execution of licensing or other agreements are recognized as revenue upon execution of the agreements where we have no significant future performance obligations and collectability of the fees is reasonably assured. Milestone payments, which are generally based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectability is reasonably assured, and we have no significant future performance obligations in connection with the milestone. In those instances where we have collected fees or milestone payments but have significant future performance obligations related to the development of the drug product, we record deferred revenue and recognize it over the period of our future obligations. Pursuant to this policy, as of December 31, 2008, we had recorded all of the $41.5 million upfront fee we received from Allergan for the October 2008 codevelopment agreement as deferred revenue. We expect that we shalll amortize such deferred revenue to income over the anticipated period of Apaziquone’s development for bladder cancer. Accordingly, for the three months ended March 31, 2009, we amortized $2.1 million to licensing revenue, and as of March 31, 2009, classified $8.5 million of unamortized deferred revenue as current portion of deferred revenue.
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
Research and Development
Research and development expenses include salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred. In certain instances we enter into agreements with third parties for research and development activities, where we may prepay fees for services at the initiation of the contract. In accordance with EITF 07-3, Accounting for Nonrefundable Advance Payment for Goods or Services to be Used in Future Research and Development Activities, we record such prepayment as a prepaid asset and charge research and development expense over the period of time the contracted research and development services are performed. In connection with the October 2008 codevelopment agreement, Allergan bears 65% of the development costs incurred for Apaziquone in bladder cancer, commencing January 1, 2009. During the three months ended March 31, 2009, approximately $2.7 million of development costs were reimbursed by Allergan, and credited against total related research and development expense.

SPECTRUM PHARMACEUTICALS, INC.
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
The following table presents the data used in the calculations of basic and diluted net income (loss) per share for the three-month period ended March 31, 2009 and 2008.

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Net income (loss)	$624	$(8,666)
Less:
Preferred dividends paid in cash or stock	—	—

Income (loss) attributable to common stockholders	$624	$(8,666)

Weighted average shares:
Basic	32,439,523	31,271,281
Dilutive preferred shares	136,000	—
Dilutive options	68,902	—

Diluted	32,644,425	31,271,281

Net income (loss) per share:
Basic	$0.02	$(0.28)

Diluted	$0.02	$(0.28)

Accounting for Employee Share-Based Compensation
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
We recorded share-based compensation expense during the three-month period ended March 31, 2009 and 2008, as follows:

	Three months ended
	March 31, 2009	March 31, 2008

Research and development	$480	$1,108
General and administrative	488	623

Total share based charges	$968	$1,731

Income Taxes
We recorded no tax provision for the three-month ended March 31, 2009, based on an anticipated operating loss for the full calendar year.
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

SPECTRUM PHARMACEUTICALS, INC.
Comprehensive Income
Comprehensive income is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s accumulated other comprehensive income at March 31, 2009 consisted primarily of net unrealized gains on investments in marketable securities as of that date.
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
In December 2007, FASB ratified the final consensuses in Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements,” or Issue 07-1, which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. Issue 07-1 is effective for us beginning January 1, 2009. The adoption of this accounting pronouncement did not have a significant impact on our financial statements.
In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R), requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this accounting pronouncement did not have a significant impact on our financial statements.
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
In May 2008, FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which is effective 90 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The adoption of this accounting pronouncement did not have a significant impact on our financial statements.

SPECTRUM PHARMACEUTICALS, INC.
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
In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires an employer to disclose information on the investment policies and strategies as well as on the significant concentrations of risk in plan assets. An employer must also disclose the fair value of each major category of plan assets as of each annual reporting date together with the information on the inputs and valuation techniques used to develop such fair value measurements. FSP FAS 132(R)-1 will be effective for the Company’s financial statements as of December 31, 2009 and is not expected to have any impact on the Company’s financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires the fair value disclosures required by FAS 107 regarding the fair value of financial instruments to be included in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, and requires additional disclosure from that required currently.
Reclassification of Accounts
Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.
3. Accounts Receivable
Accounts receivable, at March 31, 2009 and December 31, 2008, were comprised as follows:

	March 31,	December 31,
	2009	2008
	($ in ’000’s)

Accounts receivable gross	$10,799	$9,926
Allowances for discounts, chargebacks and returns	(4,343)	(4,774)
Allowances for doubtful accounts	(150)	(150)

Accounts Receivable, net of allowances	$6,306	$5,002

As of December 31, 2008, due to limited experience with sales returns, we had deferred the recognition of $3.1 million revenue for product returns, until we had additional sales return data. Based on the experience gained to date, we believe that as of March 31, 2009, a product returns reserve of approximately $1.9 million is more than adequate. We continually monitor the returns activity and will appropriately adjust such return reserve, as necessary.
4. Inventories
Inventories at March 31, 2009 and December 31, 2008, were comprised as follows:

	March 31,	December 31,
	2009	2008
	($ in ’000’s)	($ in ’000’s)

Finished Goods	$1,345	$1,492
Work In Process	145	312
Raw Materials	429	68
Less: reserve for inventory allowances	(25)	(31)

	$1,894	$1,841

SPECTRUM PHARMACEUTICALS, INC.
We continually review product inventories on hand. Inventory levels are evaluated relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.
5. Commitments and Contingencies
Facility and Equipment Leases
As of March 31, 2009, we were obligated under a facility lease and various operating and capital equipment leases. The facility lease will expire on June 30, 2009. While we have a 5-year renewal option, we are evaluating whether to renew the lease for an additional 5 years term or consider securing an alternate facility. In the event we decide to secure an alternate facility, we do not expect the relocation to adversely affect our operations.
Minimum lease requirements for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

	Operating	Capital Lease
March 31, 2009	Lease Commitments	Commitments
	Amounts In Thousands

2009 (Remainder of year)	$120	$38
2010	2	51
2011	—	50
2012	—	46
2013	—	—
Thereafter	—	—

	$122	$185

Licensing Agreements
Almost all of our drug candidates are being developed pursuant to license agreements that provide us with rights in certain territories to, among other things, develop, sublicense, manufacture and sell the drugs. We are generally required to use commercially reasonable efforts to develop the drugs, are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs, and are generally contingently obligated to make milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the license agreements. In addition, we are obligated to pay royalties and, in some cases, milestone payments based on net sales, if any, after marketing approval is obtained from regulatory authorities.
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
Given the uncertainty of the drug development process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we estimate that if all of our contingent milestones were successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $84.2 million as of March 31, 2009, would be due approximately as follows: $14.0 million within 12 months; $4.5 million in 2 to 3 years; $7.0 million in 4 to 5 years; and $58.7 million after 5 years. In the event these milestones are achieved, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

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
At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of March 31, 2009, we were committed under such contracts for up to approximately $17.0 million, for future goods and services, including approximately $12.0 million due within one year. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would get limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.
Employment Agreement
We have entered into an employment agreement with Dr. Shrotriya, our President and Chief Executive Officer, which expires January 2, 2011. The employment agreement automatically renews for a one-year calendar term unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the new term. The employment agreement requires Dr. Shrotriya to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The employment agreement provides for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of the Board of Directors.
6. Stockholders’ Equity
Common Stock
In March 2009, we issued to Targent, LLC, 125,000 shares of the Company’s common stock for payment of a milestone pursuant to the asset purchase agreement with Targent in connection with for the acceptance of the sNDA by the FDA for FUSILEV in combination with 5-FU to prolong survival in the palliative treatment of patients with advanced colorectal cancer by the FDA. The fair value of the stock, $185,000, was recorded as a stock-based research and development charge for the three-month period ended March 31, 2009.
Common Stock Reserved for Future Issuance
As of March 31, 2009, approximately 13.4 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series E preferred shares	136,000
Exercise of stock options	7,823,122
Exercise of warrants	5,444,555

Total shares of common stock reserved for future issuances	13,403,677

Subsequent to March 31, 2009, 2,165,372 employee stock options were purchased and retired pursuant to a tender offer to all eligible employees. Also, subsequent to March 31, 2009, warrants to acquire 1,252,000 shares of our common stock expired unexercised. As a result of the foregoing, the total number of shares of common stock reserved for issuance was reduced to approximately 10.0 million shares.

SPECTRUM PHARMACEUTICALS, INC.
Share-Based Compensation
As of March 31, 2009, approximately 484,000 incentive award shares were available for grant under our share-based incentive award plan. Share-based awards generally vest over periods of up to four years and have a ten-year life.
Presented below is a summary of activity, for our entire share-based incentive award plans, during the three-month period ended March 31, 2009:
Stock Options:
During the three-month ended March 31, 2009, the Compensation Committee granted stock options at exercise prices equal to or greater than the closing price of our common stock on the trading day prior to the grant date. The weighted average grant date fair value of stock options granted during the nine-month period ended March 31, 2009 was estimated at approximately $0.86, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility (based on the historical volatility of our common stock) of 68.4%; risk free interest rate of 1.6%; and an expected life of 5 years.

		Weighted	Weighted	Aggregate
	Common	Average	Average	Intrinsic
	Stock	Exercise	Remaining Term	Value
	Options	Price	(In Years)	(In Thousands)

Outstanding at beginning of year	$7,115,772	$4.80
Granted	765,850	1.50
Expired	(20,625)	4.38
Forfeited	(37,875)	2.94

Outstanding, at the end of period	7,823,122	$4.48	6.37	$230

Vested and expected to vest, at end of period	7,442,167	$4.54	6.31	$206

Exercisable, at the end of period	5,582,210	$4.96	5.95	$92

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price of $1.41 on March 31, 2009 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s common stock.
During the three-month period ended March 31, 2009, the share-based charge in connection with the expensing of stock options was approximately $0.6 million. As of March 31, 2009, there was approximately $3.4 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.8 years.

SPECTRUM PHARMACEUTICALS, INC.
Restricted Stock:

		Weighted
	Restricted	Average
	Stock	Grant date
	Awards	Fair Value
Nonvested at beginning of period	377,500	$3.04
Granted	200,000	1.47
Vested	(155,000)	2.35
Forfeited	—	—

Nonvested at the end of period	422,500	$2.55

The fair value of restricted stock awards is the grant date closing market price of our stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
During the three-month period ended March 31, 2009, the share-based charge in connection with the expensing of restricted stock awards was approximately $0.3 million. As of March 31, 2009, there was approximately $0.8 million of unrecognized share-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.7 years.
401(k) Plan Matching Contribution:
During the three-month period ended March 31, 2009, we issued 70,003 shares of common stock as the Company’s match of approximately $107,700 on the 401(k) contributions of our employees.
7. Subsequent Events
Tender Offer:
Due to our rapid growth over the past few years and a low personnel turnover rate combined with our success in financing our operations without having to issue additional equity, we have a limited number of shares available for future grant under the 2003 Amended and Restated Incentive Award Plan (the “2003 Plan”). Primarily in order to increase the pool of shares available for future grant under such plan, which grants will allow us to provide incentives to our employees that align their interest with that of our stockholders, we conducted a tender offer to eligible employees to acquire options granted to certain employees of the company pursuant to the Third Amended and Restated 1997 Stock Incentive Plan and 2003 Plan, outstanding at March 23, 2009. In addition, we wished to provide our employees the opportunity to benefit from their significant contributions to our business despite the loss of our stock’s value, and to provide an additional incentive to remain with us. Eligible employees were employees of Spectrum or its subsidiaries who held options with exercise prices in excess of $5.00. The cash amount offered to those employees was $0.01 for options with an exercise price over $10.00 and $1.15 for the options with an exercise price between $5.00 and $9.99.

SPECTRUM PHARMACEUTICALS, INC.
On April 23, 2009, a total of 36 eligible employees participated in the tender offer. Pursuant to the offer, we accepted all options tendered by eligible employees. 2,165,372 shares underlying eligible options were tendered by eligible employees and were accepted by us, representing 73% of the shares underlying eligible options that were eligible to be tendered in the offer. We made a cash payment in the aggregate of approximately $2.4 million to the eligible employees participating in the offer. Options accepted for tender in the offer originally issued under the 2003 Plan will be made available for future issuance under the 2003 Plan.
CTI Arbitration
In December 2008, we partnered with Cell Therapeutics, Inc. (CTI) to form a 50-50 owned joint venture, RIT, to commercialize and develop ZEVALIN ([90Y]-ibritumomab tiuxetan) in the United States. In March 2009, CTI sold to us their remaining 50% ownership in RIT, resulting in RIT becoming our wholly-owned subsidiary. We acquired CTI’s 50% ownership right in RIT at a cost of $16.5 million.
Under the terms of our agreement with CTI, we agreed to pay CTI $16.5 million in 3 installments. We paid the first installment of $6.5 million in March 2009. The balance of $10 million was placed into an escrow account, and the obligation of $10 million was reflected on the balance sheet as of March 31, 2009. The escrow automatically released the second payment of $6.5 million on April 3rd, 2009. The third payment of $3.5 million due on April 15th, 2009 and was to be released automatically, unless any specific amount out of the $3.5 million was disputed by us in writing to the escrow agents and CTI. Any disputed amount was subject to arbitration, which would be binding on both parties.
On April 10, 2009, we disputed the entire $3.5 million, on the grounds that CTI’s unpaid liabilities pertaining to ZEVALIN, and CTI’s share of joint venture expenses equaled or exceeded the escrowed funds. This matter is now in Arbitration.
We believe that we will prevail in our arguments during the arbitration; however we cannot predict the outcome of the final arbitration proceedings at this time. CTI may or may not receive all or some of the $3.5 million payment, depending on the final outcome of the arbitration.
Stock Offering
On May 6, 2009, we sold, off our shelf registration statement on Form S-3 (No. 333-150260), an aggregate of 432,200 shares of common stock to certain of our employees at a purchase price of $2.70 per share, which was the closing price of the Company’s common stock on May 6, 2009 (the “Offering”). The offering resulted in gross proceeds to the Company of approximately $1.2 million. The investors included Dr. Rajesh Shrotriya, M.D., our Chairman, President and Chief Executive Officer, and Shyam Kumaria, our Vice President of Finance. Dr. Shrotriya purchased 290,000 shares of common stock and Mr. Kumaria purchased 85,000 shares of common stock. We decided to conduct the Offering to certain of our employees to allow such employees to invest their personal cash directly into the Company at the current fair market value of our stock. The purchase agreements include provisions prohibiting the investors from disposing of the shares of common stock purchased in the Offering for ninety days. The Offering was approved by the Placement Committee of the Board of Directors. In addition, the Audit Committee of the Board of Directors approved the Offering pursuant to our Related Party Transaction Policies and Procedures.

SPECTRUM PHARMACEUTICALS, INC.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the the success, safety and efficacy of our drug products, product approvals, product sales, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and this Quarterly Report on Form 10-Q for the period ended March 31, 2009. These factors include, but are not limited to:
•	our ability to successfully develop, obtain regulatory approvals for and market our products;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	our ability to identify new product candidates;

•	the timing and/or results of pending or future clinical trials;

•	competition in the marketplace for our drugs;

•	actions by the FDA and other regulatory agencies; and

•	demand and market acceptance for our approved products;
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

•
FUSILEV™ (levoleucovorin) for injection (“FUSILEV”): A PDUFA target date of October 2009 has been established by the FDA for a decision regarding the approval of our October 2008 sNDA filing for advanced metastatic colorectal cancer which is currently under review by the FDA. We also expect expanded uptake of FUSILEV in community practices and institutions, if the approval for colorectal cancer is received from the FDA.

•
ZEVALIN® ([90Y]-ibritumomab tiuxetan) (“ZEVALIN”):. In December 2008, the FDA accepted for filing and review, and granted priority review status for RIT’s sBLA for the use of ZEVALIN as first-line therapy for patients with B-cell follicular NHL. A PDUFA target date of July 2, 2009 was established by the FDA for a decision regarding this sBLA which, if approved, will allow for the label to address a substantially larger patient population. We also continue to work towards establishing reimbursement standards with the Centers for Medicare and Medicaid Services (“CMS”) for ZEVALIN.

•
Apaziquone (EOquin® in bladder cancer): We continue to enroll patients into the two trials at sites in the United States and Canada and expect enrollment in both trials to be completed by the end of 2009. We also plan to initiate trials by the end of the year in BCG-failure bladder cancer.

•	We expect to continue to evaluate additional promising drug product candidates, as well as marketed products, for opportunistic acquisition or license.
Financial Condition
Liquidity and Capital Resources
Our current business operations do not generate sufficient operating cash to finance the clinical development of our drug product candidates. Our cumulative losses, since inception in 1987 through March 31, 2009, are approximately $260 million. We expect to continue to incur additional losses for at least the next few years, as we implement our growth strategy of commercializing FUSILEV and ZEVALIN, while continuing to develop our portfolio of late-stage drug products, unless they are offset, if at all, by the out-license of any of our drugs.
We believe that the approximately $64 million in cash, cash equivalents, marketable securities and funds in escrow that we had on hand as of March 31, 2009 will allow us to fund our current planned operations for at least the next twelve to eighteen months. Of the $64 million, as of March 31, 2009, we had $10 million in escrow as the remaining payment for CTI’s 50% share in RIT. We also believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored.
Our long-term strategy, however, is to generate profits from the sale and licensing of our drug products. Accordingly, in the next several years, we expect to supplement our cash position with sales of FUSILEV and ZEVALIN and generate licensing revenues from out-licensing our other drug products.
We may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or license of drugs. In this regard, in April 2008, we filed a shelf registration statement with the SEC in Form S-3 (No 333-150260) to give us the ability, from time to time, to offer any combination of our securities described in the registration statement in one or more offerings for up to $150 million. There can be no assurance that we will be able to obtain such additional capital when needed, or, if available, that it will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well. However, from a revenue generation perspective, we eventually hope to completely finance our operations from sales of our currently marketed products.

SPECTRUM PHARMACEUTICALS, INC.
We are not able to provide any revenue guidance at this time. For FUSILEV, our goal is to be able to maintain current usage patterns, even though it appears that the leucovorin shortage may be over. In addition, successful and continual growth of FUSILEV sales will largely depend upon obtaining FDA approval for use of FUSILEV in combination with 5-FU containing regimens for the treatment of colorectal cancer. For ZEVALIN, sales growth is largely dependent on obtaining FDA approval of our sBLA for use in first-line consolidation treatment for non-Hodgkin’s lymphoma or NHL, establishing reimbursement standards based on an Average Sales Price (“ASP”) methodology in concert with CMS and obtaining FDA approval to remove the In-111 bio-scan requirement. We are unable to reasonably estimate when, if ever, we will realize sustainable net profit from sales of these two products or any of our other products, if they are approved by the FDA.
In addition, As described elsewhere in this report, as well as the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing, completion dates, and ultimate aggregate cost of developing each of our drug product candidates. Accordingly, the following discussion of our current assessment of expenditures may prove inadequate and our assessment of the need for cash to fund our operations may prove too optimistic.
Our expenditures for research and development consist of direct product specific costs, including, but not limited to, upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, and patent related costs, and non-product specific, or indirect, costs. During the three-month period ended March 31, 2009, our total research and development expenditure was approximately $5.7 million (net of $2.7 million received from Allergan), of which approximately $1.7 million was in direct costs. The principal components of direct expenses for that period related to the development of Apaziquone — approximately $0.8 million; FUSILEV — approximately $0.5 million; and Zevalin approximately $0.3 million.
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
Our primary focus areas for the rest of 2009, and the programs that are expected to represent a significant part of our expenditures, are the on-going clinical studies of Apaziquone and the commercialization of FUSILEV and ZEVALIN. Key factors that we will monitor as we determine the funding of other development projects are:
•	the continued commercialization of FUSILEV and ZEVALIN;
•	continued patient enrollment in our 2 phase 3 Apaziquone clinical trials at anticipated rates; and
•	continued positive results from our preclinical studies and clinical trials.
Further, while we do not receive any funding from third parties for research and development that we conduct, co-development and out-licensing agreements with other companies for any of our drug products may reduce our expenses. In this regard, we entered into a collaboration agreement with Allergan whereby, commencing January 1, 2009, Allergan is bearing bear 65% of the future development costs of Apaziquone.
In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.

SPECTRUM PHARMACEUTICALS, INC.
Net Cash provided by Operating Activities
During the three-month period ended March 31, 2009, net cash from operations was approximately $0.3 million compared to net cash used in operations of approximately $7.1 million in the comparative period of 2008. The improvement in operating cash flows is primarily attributable to revenues derived from sales of FUSILEV.
Net Cash provided by Investing Activities
Net cash provided by investing activities of approximately $3.9 million was due to the conversion of our marketable securities into shorter term cash-equivalent investments, and for investment in ZEVALIN.
Results of Operations
Results of Operations for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008
For the three-month period ended March 31, 2009, we recorded net income of approximately $0.6 million, compared to a net loss of approximately $8.7 million for the three-month period ended March 31, 2008. The principal components of the year-to-year changes in line items are discussed below.
During the three months ended March 31, 2009, we recognized $2.1 million of licensing revenues from the amortization of the $41.5 million upfront payment we received from Allergan in 2008. Also, during the three months ended March 31, 2009, we recorded approximately $9.4 million (net of estimates for promotional, price and other adjustments) of revenue of our proprietary oncology drug FUSILEV, including adjustment of the allowance for product returns. As of December 31, 2008, we had deferred the recognition of $3.1 million revenue for product returns, until we were able to obtain more data on product sales and returns. Based on the experience gained to date, we believe that as of March 31, 2009, a product returns reserve of $1.9 million is adequate, and accordingly recognized the difference of approximately $1.2 million as a component of revenue for the three months ended March 31, 2009. Also, during the three months ended March 31, 2009, net sales of ZEVALIN were approximately $2.6 million. While the generic leucovorin shortage experienced in late 2008 and early 2009 appears to have abated, we continue to expect to generate revenue from the sales of these two products during the remainder of 2009; however, we are not able to provide any revenue or net income guidance at this time. No revenues were recorded in the period ended March 31, 2008.
Total research and development expenses, excluding amortization costs associated with ZEVALIN described below, decreased by approximately $0.7 million, from approximately $6.4 million in the three-month period ended March 31, 2008 to approximately $5.7 million in the three-month period ended March 31, 2009, primarily due to the sharing in the costs associated with the development of Apaziquone of approximately $2.7 million by our development partner, Allergan Inc. (“Allergan”), partially offset by higher R&D costs incurred for ZEVALIN of approximately $1.2 million. We expect Research & Development expenses for the remainder of 2009 to continue at a similar pace to the quarter ended March 31, 2009.
We also incurred approximately $1.0 million non-cash research and development costs due to the amortization of intangibles from the acquisition of ZEVALIN during the three month period ended March 31, 2009. No similar cost was incurred during the same period of 2008. We expect Research & Development expenses for the remainder of 2009 to continue at a similar pace to the quarter ended March 31, 2009.
Selling, general and administrative expenses increased by approximately $3.8 million, from approximately $2.6 million in the three-month period ended March 31, 2008 to approximately $6.4 million in the three-month period ended March 31, 2009. The primary reason for the increase is due to increased sales and marketing expenses, including employee compensation costs, incurred in connection with the commercial activities associated with sales of FUSILEV of approximately $1.7 million and ZEVALIN of approximately $2.1 million. We expect selling, general and administrative expenses for the remainder of 2009 to continue at a pace similar to the quarter ended March 31, 2009.
Other income consisted of net interest income of approximately $0.1 million and $0.3 million for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in interest income was primarily due to lower investment yields resulting from the general financial market conditions and the higher emphasis on conservation and preservation of our capital. We expect similar yields going forward till such time as the credit markets stabilize.

SPECTRUM PHARMACEUTICALS, INC.
Off-Balance Sheet Arrangements
None.
Contractual and Commercial Obligations
The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of March 31, 2009 (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	$185	$38	$101	$46	—
Operating Lease Obligations (3)	122	120	2	—	—
Purchase Obligations (4)	17,236	11,857	4,287	1,092	—
Contingent Milestone Obligations (5)	84,241	14,021	4,523	7,023	$58,674

Total	$101,784	$26,036	$8,913	$8,161	$58,674

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

(4)
Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of March 31, 2009. Over 90% of the purchase obligations consist of expenses associated with clinical trials and related costs for Apaziquone and ZEVALIN for each of the periods presented.

(5)
Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of March 31, 2009, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

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
Research and Development
Research and development expenses include salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred. In certain instances we enter into agreements with third parties for research and development activities, where we may prepay fees for services at the initiation of the contract. In accordance with EITF 07-3, Accounting for Nonrefundable Advance Payment for Goods or Services to be Used in Future Research and Development Activities, we record such prepayment as a prepaid asset and charge research and development expense over the period of time the contracted research and development services are performed. In connection with the October 2008 codevelopment agreement, Allergan bears 65% of the development costs incurred for Apaziquone in bladder cancer, commencing January 1, 2009. During the three months ended March 31, 2009, approximately $2.7 million of development costs were reimbursed by Allergan, and credited against total related research and development expense.
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
We are exposed to certain market risks. Our primary exposures relate to (1) interest rate risk on our investment portfolio, (2) credit risk of the companies’ bonds in which we invest, and (3) general credit market risks as have existed since late 2007 and have become more prominent during 2008 and (4) the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks on our investment portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments.
In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of March 31, 2009, were primarily in money market accounts, short-term corporate bonds, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored.
Because of our ability to generally redeem these investments at par at short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2009, any decline in the fair value of our investments would not be material in the context of our financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SPECTRUM PHARMACEUTICALS, INC.
PART II — OTHER INFORMATION
ITEM 6. Exhibits

Exhibit No.		Description

2.1	+ #
Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedules or similar attachments to the Securities and Exchange Commission upon request.)

31.1	+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer; as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer; as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

+	Filed herewith.

SPECTRUM PHARMACEUTICALS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.
Date: May 15, 2009	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria,
Vice President, Finance (Authorized Signatory and Principal Financial and Accounting Officer)

SPECTRUM PHARMACEUTICALS, INC.
EXHIBIT INDEX

Exhibit No.		Description

2.1	+ #
Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedules or similar attachments to the Securities and Exchange Commission upon request.)

31.1	+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer; as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer; as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

+	Filed herewith.