Form 10-Q
period 2009-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2009-08-13
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 7, 2009

Common Stock, $.001 par value	41,921,207

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month and Six month Periods ended June 30, 2009
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

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In Thousands, Except Share and Per Share Data)

Assets
Current Assets:
Cash and cash equivalents	$7,993	$9,860
Marketable securities	77,062	68,226
Financing proceeds receivable	21,000	—

Cash, cash equivalents, marketable securities and financing proceeds receivable	106,055	78,086
Accounts receivable-trade, net	1,531	5,002
Inventory	2,355	1,841
Prepaid expenses and other current assets	661	693

Total current assets	110,602	85,622
Property and equipment, net	1,845	1,782
ZEVALIN related intangible assets, net	35,143	37,042
Other assets	99	289

Total assets	$147,689	$124,735

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued obligations	$13,985	$5,627
Accrued compensation	2,278	2,956
Note payable in connection with ZEVALIN AcquisitIon	—	7,500
Current portion of deferred revenue and other credits	8,500	8,500
Accrued drug development costs	3,929	3,449

Total current liabilities	28,692	28,032
Capital lease obligations, net of current portion	102	95
Deferred revenue and other credits, net of current portion	29,622	33,929
ZEVALIN related contingent obligations	6,755	8,798

Total liabilities	65,171	70,854

Commitments and contingencies (Note 5)
Minority interest in consolidated entity	—	14,262

Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series E Convertible voting preferred stock, 2,000 shares authorized, stated value $10,000 per share, $0.8 million aggregate liquidation value, issued and outstanding, 68 shares at June 30, 2009 and December 31, 2008	419	419
Common stock, par value $0.001 per share, 100,000,000 shares authorized;
Issued and outstanding, 41,707,484 and 32,166,316 shares at June 30, 2009 and December 31, 2008	42	32
Additional paid-in capital	348,521	296,531
Accumulated other comprehensive loss	(166)	(146)
Accumulated deficit	(266,298)	(257,217)

Total stockholders’ equity	82,518	39,619

Total liabilities and stockholders’ equity	$147,689	$124,735

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In Thousands, Except Share and Per Share Data)

Revenues
License and contract revenue	$2,125	$20,676	$4,250	$20,676
Product sales	6,016	—	18,055	—

Total revenues	$8,141	$20,676	$22,305	$20,676

Operating expenses:
Cost of product sold	$1,439	$—	$3,273	$—
Research and development	6,391	6,747	12,045	13,129
Amortization of purchased intangibles	950	—	1,900	—
Selling, general and administrative	9,192	3,230	15,543	5,815

Total operating expenses	17,972	9,977	32,761	18,944

Loss from operations	(9,831)	10,699	(10,456)	1,732

Other income, net	125	(21)	229	280

Loss before minority interest in consolidated entities	(9,706)	10,678	(10,227)	2,012
Minority interest in net loss of consolidated entities		—	1,146	—

Net income (loss)	$(9,706)	$10,678	$(9,081)	$2,012

Net income (loss) per share
Basic	$(0.28)	$0.34	$(0.27)	$0.06

Diluted	$(0.28)	$0.34	$(0.27)	$0.06

Weighted average common shares:
Basic	34,582,640	31,462,522	33,517,002	31,366,902

Diluted	34,582,640	31,869,079	33,517,002	31,822,132

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 31, 2009	June 31, 2008
	(In Thousands, Except Share and Per Share Data)

Cash Flows From Operating Activities:
Net income (loss)	$(9,081)	$2,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred revenue	(4,250)	—
Depreciation and amortization	2,178	185
Share-based compensation expense	4,793	3,117
Fair value of common stock issued in connection with drug license	185	305
Minority interest in consolidated entity	(1,146)	—
Changes in operating assets and liabilities:
Accounts Receivable	3,471	(188)
Inventory	(514)	(1,197)
Prepaid expenses and other assets	228	190
Accounts payable and accrued obligations	9,154	4
Accrued compensation and related taxes	(678)	(49)
Deferred revenue and other credits	(49)	(43)

Net cash provided by operating activities	4,291	4,336

Cash Flows From Investing Activities:
Net purchases of marketable securities	(8,862)	(3,065)
Investment in ZEVALIN Acquisition	(22,687)	—
Purchases of property and equipment	(344)	(687)

Net cash used in investing activities	(31,893)	(3,752)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	27,070	—
Proceeds from sale of common stock to employees	1,167	—
Repurchase of warrants	(71)	—
Proceeds from exercise of stock options	89	—
Repurchase of stock options pursuant to tender offer	(2,520)	—

Net cash provided by financing activities	25,735	—

Net increase in cash and cash equivalents	(1,867)	584
Cash and cash equivalents, beginning of period	9,860	1,141

Cash and cash equivalents, end of period	$7,993	$1,724

Supplemental Cash Flow Information:
Interest paid	$10	$—

Income taxes paid	$45	$—

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$185	$305

Fair value of restricted stock granted employees and directors	$226	$223

Fair value of stock issued to match employee 401k contributions	$219	$129

Fair value of equity awarded to consultants	$111	$69

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
1. Business and Basis of Presentation
Business
Spectrum Pharmaceuticals, Inc. (the “Company,” “we,” “Spectrum”, “our,” or “us”) is a commercial stage biopharmaceutical company committed to developing and commercializing innovative therapies with a focus primarily in the areas of hematology-oncology and urology. We have a fully developed commercial infrastructure that is responsible for the sales and marketing of two drugs in the United States, ZEVALIN® and FUSILEV™. Our lead developmental drug is Apaziquone, which is presently being studied in two large Phase 3 registrational trials for non-muscle invasive bladder cancer under a strategic collaboration with Allergan Inc. (“Allergan”).
The following is a brief update of our most advanced products as of June 30, 2009:
ZEVALIN®: ([90Y]-ibritumomab tiuxetan) (“ZEVALIN”): In December 2008, we partnered with Cell Therapeutics, Inc. (“CTI”) to form a 50-50 owned joint venture, RIT Oncology, LLC (“RIT”) to commercialize and develop ZEVALIN in the United States. In March 2009, we acquired the remaining 50% ownership of RIT, resulting in RIT becoming our wholly-owned subsidiary, for $16.5 million. Under the terms of our agreement with CTI, we agreed to pay CTI the $16.5 million in 3 installments. We paid the first installment of $6.5 million in March 2009. The balance of $10 million was placed into an escrow account, and the second payment of $6.5 million was paid on April 3, 2009. On April 10, 2009, we disputed payment of the third installment of $3.5 million, on the grounds that CTI’s unpaid liabilities pertaining to ZEVALIN, and CTI’s share of joint venture expenses equaled or exceeded the escrowed funds. In May 2009, we received an arbitration award of approximately $4.3 million. The entire $3.5 million held in escrow was released to us and CTI additionally paid us approximately $0.8 million. The award was final, binding and non-appealable by either party.
For the three months and six months ended June 30, 2009, we recorded net revenues of approximately $3.3 million and $5.9 million from ZEVALIN sales.
In December 2008, the FDA accepted for filing and review, and granted priority review status for RIT’s supplemental Biologics License Application (“sBLA”) for the use of ZEVALIN as first-line therapy for patients with B-cell follicular non-Hodgkin’s lymphoma or NHL. ZEVALIN is currently FDA approved and marketed by Spectrum for the treatment of patients with relapsed or refractory, low-grade or follicular B-cell NHL, including patients who have rituximab-refractory follicular NHL. An initial PDUFA target date of July 2, 2009 was established by the FDA for a decision regarding this sBLA. On July 2, 2009 we a received a Complete Response letter from the FDA, and the FDA requested us to submit certain data files from the FIT Study, to support and verify a subset of the Fit Study data, that are currently under review to support the proposed labeling. We responded to the FDA’s request on July 8, 2009. A new PDUFA date for the sBLA application has been set by the FDA as September 7, 2009. The sBLA application, if approved, will allow for the label to address a substantially larger patient population.
FUSILEV™: (levoleucovorin) for injection (“FUSILEV”): We commercially launched FUSILEV in August 2008 and recorded net revenues of approximately $2.7 million and $12.2 from FUSILEV sales for the three months and six months ended June 30, 2009.
Our October 2008 supplemental New Drug Application (“sNDA”) filing for advanced metastatic colorectal cancer is currently under review by the FDA. A Prescription Drug User Fee Act (“PDUFA”) target date of October 8, 2009 has been established by the FDA for a decision regarding the approval.
Apaziquone: Pursuant to our October 2008 strategic collaboration agreement with Allergan to co-develop and co-market Apaziquone for bladder cancer, we continue to conduct the two Phase 3 registrational trials pursuant to a joint development plan, with Allergan bearing 65% of these expenses, commencing January 1, 2009. As such, during the three month and six month periods ended June 30, 2009, Allergan reimbursed us approximately $2.7 and $5.2 million of research and development costs. In addition, during the three months and six months ended June 30, 2009, we recorded $2.1 million and $4.3 million of licensing revenue from the amortization of the up front $41.5 million fee that we received from Allergan in October 2008.
We continue to recruit sites and enroll patients in these two studies and our goal is to complete enrollment for both Phase 3 clinical trials by year-end 2009.

Ozarelix: We have initiated a multi-center, randomized, double-blind, placebo-controlled Phase 2b study to evaluate the efficacy of ozarelix compared to placebo in the treatment of lower urinary tract symptoms (LUTS) secondary to BPH in men as assessed by the IPSS at Week 14. We are currently enrolling patients in the study in North America, and intend to expand the study to enroll patients in India.
For a more detailed description of these and our other drugs in development, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
2. Summary of Significant Accounting Policies and Estimates
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. As of June 30, 2009, we had three consolidated subsidiaries: RIT, which became 100% owned effective March 15, 2009, and was organized in Delaware in 2008; OncoRx Pharma Private Limited (“OncoRx”), a wholly-owned subsidiary, organized in Mumbai, India in 2008 and Spectrum Pharmaceuticals GmbH, a wholly-owned inactive subsidiary, incorporated in Switzerland in April 1997; and one consolidated joint venture: Spectrum Pharma Canada, organized in Quebec, Canada in January 2008. We have eliminated all significant intercompany accounts and transactions.
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
Cash, Cash Equivalents, Marketable Securities and Financing proceeds receivable
Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, institutional money market funds, corporate debt and equity, municipal obligations, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of FASB Statement (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments that lack immediate liquidity, or which we intend to hold for more than one year are classified as long-term investments, and included in other assets. The financing proceeds receivables are funds received on July 1, 2009 from the June 30, 2009 financing of $21 million.
We have adopted SFAS No. 157, “Fair Value Measurements,” and utilize the market approach to measure fair value of our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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

The carrying values of our cash, cash equivalents, marketable securities, and financing proceeds receivables carried at fair value as of June 30, 2009, are classified in the table below in one of the three categories described above:

	Fair Value Measurements at June 30, 2009
	Level 1	Level 2	Level 3	Total

Cash & equivalents	$7,993	$—	$—	$7,993
U.S. Treasury T-Bills	1,993	—	—	1,993
Money Market Currency Funds	5,998	—	—	5,998
FDIC insured Bank CDs	15,653	—	—	15,653
Medium Term Corporate Notes	4,311	—	—	4,311
U.S. Treasury Backed Securities	49,107	—	—	49,107
Financing proceeds receivables	21,000	—	—	21,000

Cash, cash equivalents, marketable securities and financing proceeds receivable	$106,055	$—	$—	$106,055

As of June 30, 2009, substantially all of our cash, cash equivalents and marketable securities were held at major financial institutions, who are required to invest our funds in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. To a limited degree, these investments are insured by the Federal Deposit Insurance Corporation and by third party insurance. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as have existed since late 2007. We manage such risks on our portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments.
Certain Risks and Concentrations
Our cash, cash equivalents and marketable security investments are subject to concentration of credit risk. We manage such risk by diversification of the investment portfolio and by the purchase of investment-grade securities.
Our product sales are concentrated in a limited number of customers. For the six months ended June 30, 2009, approximately 32% of our product sales were derived from Group Purchasing Organizations (“GPOs”) of oncology products, and approximately 68% from distributors. We do not require collateral or other security to support credit sales, but provide an allowance for bad debts when warranted.
We are dependent on single source suppliers for raw materials, and the manufacturing of finished product of FUSILEV and ZEVALIN. A disruption in supply could materially affect our sales. Similarly, we have single source suppliers for the manufacturing of our development drug product candidates. If we are unable to obtain sufficient quantities of such product, our research and development activities may be adversely affected.
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

Purchase price allocation
In December 2008, we partnered with CTI to form a 50/50 owned joint venture, RIT, to commercialize and develop ZEVALIN in the U.S. In March 2009, CTI sold to us its remaining 50% ownership in RIT, resulting in RIT becoming a wholly-owned subsidiary of Spectrum. The assets contributed by CTI to RIT were all of its interests in the ZEVALIN business.
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
We recorded intangible assets in connection with the acquisition of ZEVALIN and related amortization as follows:

	June 30, 2009
		Accumulated
	Gross Carrying Amount	Amortization	Net Carrying Amount

Developed technology	$23,100	$(1,227)	$21,873
Core technology	14,100	(830)	13,270

Acquired in-process research and development	4,700	(4,700)	—

Total intangible assets	$41,900	$(6,757)	$35,143

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
Up-front fees representing non-refundable payments received upon the execution of licensing or other agreements are recognized as revenue upon execution of the agreements where we have no significant future performance obligations and collectability of the fees is reasonably assured. Milestone payments, which are generally based on developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectability is reasonably assured, and we have no significant future performance obligations in connection with the milestone. In those instances where we have collected fees or milestone payments but have significant future performance obligations related to the development of the drug product, we record deferred revenue and recognize it over the period of our future obligations. Pursuant to this policy, as of December 31, 2008, we had recorded all of the $41.5 million upfront fee we received from Allergan for the October 2008 co-development agreement as deferred revenue. We expect that we shall amortize such deferred revenue to income over the anticipated period of Apaziquone’s development for bladder cancer. Accordingly, for the three months and six months ended June 30, 2009, we amortized $2.1 and $4.3 million to licensing revenue, and as of June 30, 2009, classified $8.5 million of unamortized deferred revenue as current portion of deferred revenue.
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

Research and Development
Research and development expenses include salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred. In certain instances we enter into agreements with third parties for research and development activities, where we may prepay fees for services at the initiation of the contract. In accordance with EITF 07-3, Accounting for Nonrefundable Advance Payment for Goods or Services to be Used in Future Research and Development Activities, we record such prepayment as a prepaid asset and charge research and development expense over the period of time the contracted research and development services are performed. In connection with the October 2008 co-development agreement, Allergan bears 65% of the development costs incurred for Apaziquone in bladder cancer, commencing January 1, 2009. During the three months and six months ended June 30, 2009, approximately $2.5 million and $5.2 million of development costs were reimbursed by Allergan, and credited against total related research and development expense.
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
The following table presents the data used in the calculations of basic and diluted net income (loss) per share for the three-month and six-month periods ended June 30, 2009 and 2008.

	Three-Months	Three-Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net income (loss)	$(9,706)	$10,678	$(9,081)	$2,012
Less:
Preferred dividends paid in cash or stock				—

Income (loss) attributable to common stockholders	$(9,706)	$10,678	$(9,081)	$2,012

Net income (loss) per share:
Basic	$(0.28)	$0.34	$(0.27)	$0.06

Diluted	$(0.28)	$0.34	$0.27	$0.06

Weighted average shares:
Basic	34,582,640	31,462,522	33,517,002	31,366,902
Dilutive preferred shares	—	340,000	—	340,000
Dilutive options	—	66,557	—	115,230

Diluted	34,582,640	31,869,079	33,517,002	31,822,132

Accounting for Employee Share-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” We measure compensation cost for all share-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), we have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option.
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
We recorded share-based compensation expense during the three month and six-month period ended June 30, 2009 and 2008, as follows:

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Research and development	$2,261	$892	$2,741	$2,000
General and administrative	$1,564	$494	$2,052	$1,116

Total share based charges	$3,825	$1,385	$4,793	$3,116

Income Taxes
We recorded no tax provision for the three-month or six-month periods ended June 30, 2009, based on an anticipated operating loss for the full calendar year.
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
Comprehensive Loss
Comprehensive loss is calculated in accordance with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s accumulated other comprehensive loss at June 30, 2009 consisted primarily of net unrealized gains on investments in marketable securities as of that date.
Recent Accounting Pronouncements
Effective January 1, 2009, Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements,” or Issue 07-1 requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. The adoption of this accounting pronouncement did not have a significant impact on our financial statements.
Effective January 1, 2009, SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), replaced SFAS No. 141, “Business Combinations”. SFAS No. 141(R), requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. The adoption of this accounting pronouncement did not have a significant impact on our financial statements.

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
In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires an employer to disclose information on the investment policies and strategies as well as on the significant concentrations of risk in plan assets. An employer must also disclose the fair value of each major category of plan assets as of each annual reporting date together with the information on the inputs and valuation techniques used to develop such fair value measurements. FSP FAS 132(R)-1 will be effective for the Company’s financial statements as of December 31, 2009 and is not expected to have any impact on the Company’s financial position or results of operations.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”; This FSP and APB requires the fair value disclosures required by FAS 107 regarding the fair value of financial instruments to be included in interim financial statements. This FSP and APB is effective for interim periods ending after June 15, 2009, and requires additional disclosure from that required currently.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009 and we adopted it on April 1, 2009. The required disclosures are included in Note 7, Subsequent Events.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140, which amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We are currently evaluating the potential impact of this statement.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the potential impact of this statement.
In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our financial position or results of operations.

Reclassification of Accounts
Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.
3. Accounts Receivable — Trade
Accounts receivable — Trade, at June 30, 2009 and December 31, 2008, were comprised as follows:

	June 30,	December 31,
	2009	2008
	($ in ‘000’s)

Accounts receivable gross	$3,777	$9,926

Allowances for discounts, chargebacks and returns	(2,096)	(4,774)
Allowances for doubtful accounts	(150)	(150)

Accounts receivable, net of allowances	$1,531	$5,002

As of December 31, 2008, due to limited experience with sales returns, we had deferred the recognition of $3.1 million revenue for product returns, until we had additional sales return data. Based on the experience gained to date, we believe that as of June 30, 2009, a product returns reserve of approximately $1.1 million is more than adequate. We continually monitor the returns activity and will appropriately adjust such return reserve, as necessary.
4. Inventories
Inventories at June 30, 2009 and December 31, 2008, were comprised as follows:

	June 30,	December 31,
	2009	2008
	($ in ‘000’s)	($ in ‘000’s)

Finished Goods	$2,031	$1,492
Work In Process	0	312
Raw Materials	372	68
Less: reserve for inventory allowances	(48)	(31)

	$2,355	$1,841

We continually review product inventories on hand. Inventory levels are evaluated relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.
5. Commitments and Contingencies
Facility and Equipment Leases
As of June 30, 2009, we were obligated under a facility lease and various operating and capital equipment leases. Our facility lease, which expired on June 30, 2009, was renewed effective July 1, 2009 for a seven year term.
Minimum lease requirements, including the renewal terms of the facility lease for each of the next five years and thereafter, under the property and equipment operating leases and capital leases, are as follows:

		Capital Lease
June 30, 2009	Lease Commitments	Commitments
	Amounts In Thousands

2009 (Remainder of year)	$207	$25

2010	428	50

2011	455	50

2012	484	47

2013	513	—

2014	542

Thereafter	863	—

	$3,492	$172

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
Given the uncertainty of the drug development and regulatory approval process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we estimate that if all of our contingent milestones were successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating approximately $86.6 million as of June 30, 2009, would be due approximately as follows: $14.1 million within 12 months; $4.9 million in 2 to 3 years; $7.5 million in 4 to 5 years; and $60.1 million after 5 years. In the event these milestones are achieved, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.
Service Agreements
In connection with the research and development of our drug products, we have entered into contracts with numerous third party service providers, such as radiopharmacies, distributors, clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development and testing laboratories. The financial terms of these contracts are varied and generally obligate us to pay in stages, depending on the occurrence of certain events specified in the contracts, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients.
At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of June 30, 2009, we were committed under such contracts for up to approximately $12.4 million, for future goods and services, including approximately $6.5 million maturing within one year. Generally, we are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would get limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.
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

6. Stockholders’ Equity
Common Stock
In March 2009, we issued to Targent, LLC, 125,000 shares of our common stock for payment of a milestone pursuant to the asset purchase agreement with Targent in connection with for the acceptance of the sNDA by the FDA for FUSILEV in combination with 5-FU to prolong survival in the palliative treatment of patients with advanced colorectal cancer by the FDA. The fair value of the stock, $185,000, was recorded as a stock-based research and development charge for the three-month period ended June 30, 2009.
In May 2009, we sold off our shelf registration statement on Form S-3 (No. 333-150260), an aggregate of 432,200 shares of common stock to certain of our employees at a purchase price of $2.70 per share, which was the closing price of the Company’s common stock on May 6, 2009 (the “Offering”). The offering resulted in gross proceeds to the Company of approximately $1.2 million. The investors included Dr. Rajesh Shrotriya, M.D., our Chairman, President and Chief Executive Officer, and Shyam Kumaria, our Vice President of Finance. Dr. Shrotriya purchased 290,000 shares of common stock and Mr. Kumaria purchased 85,000 shares of common stock. We decided to conduct the Offering to certain of our employees to allow such employees to invest their personal cash directly into the Company at the current fair market value of our stock. The purchase agreements include provisions prohibiting the investors from disposing of the shares of common stock purchased in the Offering for ninety days. The Offering was approved by the Placement Committee of the Board of Directors. In addition, the Audit Committee of the Board of Directors approved the Offering pursuant to our Related Party Transaction Policies and Procedures.
On May 26, 2009, we sold 3,913,895 shares of our common stock at a purchase price of $5.11 per share for net cash proceeds of approximately $19 million, after placement agent fees and other offering costs of approximately $1 million. In connection with this offering, 1,956,947 warrants exercisable at $5.11 between November 27, 2009 and February 25, 2010, were issued to the investors.
On June 15, 2009, we sold 1,715,266 shares of our common stock at a purchase price of $5.83 per share for net cash proceeds of approximately $9.5 million, after placement agent fees and other offering costs of approximately $0.5 million. In connection with this offering, 857,633 warrants exercisable at $5.83 between December 15, 2009 and March 15, 2010, were issued to the investors.
On June 30, 2009, we entered into agreements to sell 2,936,037 shares of our common stock at a purchase price of $7.15 per share for net cash proceeds of approximately $20 million, after placement agent fees and other offering costs of approximately $1 million. In connection with this offering, 1,468,020 warrants exercisable at $7.10 between December 30, 2009 and March 30, 2010, were issued to the investors.
Common Stock Reserved for Future Issuance
As of June 30, 2009, approximately 16.6 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements and stock options and warrants, as follows:

Conversion of Series E preferred shares	136,000
Exercise of stock options	8,090,000
Exercise of warrants	8,379,912

Total shares of common stock reserved for future issuances	16,605,912

Share-Based Compensation
On June 26, 2009, at the Annual Meeting of Stockholders of Spectrum Pharmaceuticals, Inc. (the “Company”), the Company’s stockholders voted to approve (i) the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which provides for the purchase of shares of the Company’s common stock (the “Common Stock”) by the Company’s employees with their own cash, and (ii) the 2009 Incentive Award Plan (the “2009 Plan”), which provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, and stock appreciation rights to members of the Company’s Board of Directors (the “Board”), employees and consultants. On June 26, 2009, subsequent to the stockholders’ approval of the 2009 Plan, the Board approved an amendment to the Company’s 2003 Amended and Restated Incentive Award Plan (the “2003 Plan”) to decrease the number of shares available for issuance under the 2003 Plan from a maximum of 15,000,000 shares to 10,000,000 shares.
2009 Employee Stock Purchase Plan
There are initially 5,000,000 shares of Common Stock available for issuance under the 2009 ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of Common Stock available for issuance under the 2009 ESPP shall increase by an amount equal to the lesser of (i) 1,000,000 shares or (ii) an amount determined by the ESPP Administrator. However, in no event shall the number of shares of Common Stock available for future sale under the ESPP exceed 10,000,000 shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.

The 2009 ESPP provides that there shall be consecutive periods during which an option to purchase Common Stock under the 2009 ESPP may be exercised (“Offering Periods”), each of which will last approximately six months. The first Offering Period shall commence on July 1, 2009 and shall terminate on December 31, 2009. Thereafter, the first Offering Period of a given year shall commence on January 1st of that year and shall terminate on June 30th of the same year. The second Offering Period of a given year shall commence on July 1st of each year and shall terminate on December 31st of each year.
The purchase price per share for which shares of Common Stock will be sold pursuant to the 2009 ESPP is an amount equal the lesser of: (a) 85% of the fair market value of Common Stock on the first day of the Offering Period or (b) 85% of the fair market value of Common Stock on the last day of the Offering Period.
The 2009 ESPP replaces the Company’s 2001 Employee Stock Purchase Program, which was terminated by the Board effective June 26, 2009.
2009 Incentive Award Plan
There are initially 10,000,000 shares of Common Stock available for issuance under the 2009 Plan. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of Common Stock available for issuance under the 2009 Plan shall increase by the greater of (i) 2,500,000 and (ii) a number of shares such that the total number of shares of Common Stock available for issuance under the Plan shall equal 30% of the then number of shares of Common Stock issued and outstanding.
As of June 30, 2009, approximately 10,000,000 incentive award shares were available for grant under our share-based incentive award plan.
Presented below is a summary of activity, for all our share-based incentive award plans, during the three-month period ended June 30, 2009:
Stock Options:
During the six-month ended June 30, 2009, the Compensation Committee granted stock options at exercise prices equal to or greater than the closing price of our common stock on the trading day prior to the grant date. The weighted average grant date fair value of stock options granted during the six-month period ended June 30, 2009 was estimated at approximately $2.85, using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility (based on the historical volatility of our common stock) of 71.8%; risk free interest rate of 2.26%; and an expected life of 5 years.

		Weighted
	Common	Average	Weighted	Aggregate
	Stock	Exercise	Average	Intrinsic
	Options	Price	Remaining Term	Value
			(In Years)	(In Thousands)

Outstanding at beginning of year	7,115,772	$4.80
Granted	3,432,350	4.68
Expired	(64,750)	4.47
Forfeited	(51,750)	3.50
Repurchased	(2,165,372)	7.75
Exercised	(176,250)	1.81

Outstanding, at the end of period	8,090,000	$4.03	8.31	$29,288

Vested and expected to vest, at end of period	7,425,944	$4.03	5.31	$26,886

Exercisable, at the end of period	4,176,463	$4.02	7.13	$15,145

Due to our rapid growth over the past few years and a low personnel turnover rate, in early 2009, we had a limited number of shares available for future grant under the 2003 Amended and Restated Incentive Award Plan (the “2003 Plan”). Primarily in order to increase the pool of shares available for future grant under such plan, we conducted a tender offer to eligible employees to acquire options granted to certain employees of the company pursuant to the Third Amended and Restated 1997 Stock Incentive Plan and 2003 Plan, and which were outstanding at March 23, 2009. Eligible employees were employees of Spectrum or its subsidiaries who held options with exercise prices in excess of $5.00. The cash amount offered to those employees was $0.01 for options with an exercise price over $10.00 and $1.15 for the options with an exercise price between $5.00 and $9.99.

On April 23, 2009, a total of 2,165,372 shares underlying eligible options were tendered by eligible employees and were accepted by us, representing 73% of the shares underlying eligible options that were eligible to be tendered in the offer. We made a cash payment in the aggregate of approximately $2.4 million to the eligible employees participating in the offer.
The aggregate intrinsic value in the table above represents the total difference between the Company’s closing common stock price of $7.65 on June 30, 2009 and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company’s common stock.
During the three month and six month periods ended June 30, 2009, the share-based charge in connection with the expensing of stock options was approximately $3.6 million and $4.2 million. As of June 30, 2009, there was approximately $9.8 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.8 years.
Restricted Stock:

		Weighted
	Restricted	Average
	Stock	Grant date
	Awards	Fair Value
Nonvested at beginning of period	377,500	$3.04
Granted	230,000	1.46
Vested	(221,250)	3.14
Forfeited	(2,500)	5.45

Nonvested at the end of period	383,750	$2.02

The fair value of restricted stock awards is the grant date closing market price of our stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
During the three month and six month periods ended June 30, 2009, the share-based charge in connection with the expensing of restricted stock awards was approximately $0.1 million and $0.4 million. As of June 30, 2009, there was approximately $0.7 million of unrecognized share-based compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.5 years.
401(k) Plan Matching Contribution:
During the three month and six month periods ended June 30, 2009, we issued 28,497 and 98,500 shares of common stock as the Company’s match of approximately $0.1 million and $0.2 million on the 401(k) contributions of our employees.

Warrants Activity:
We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the six-month period ended June 30, 2009:

	Common Stock Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	5,444,555	$7.28
Issued	4,282,600	5.94
Repurchased	(95,238)	6.62
Expired	(1,252,005)	10.03

Outstanding, at the end of period	8,379,912	$6.19

Exercisable, at the end of period	4,097,312	$6.45

7. Subsequent Event
In August 2009, we acquired 100% of the rights to RenaZorb® (a family of compounds represented by SPI-014, also known as RZB-014), a lanthanum-based nanotechnology compound with potent and selective phosphate binding properties, for all human and non-human indications pursuant to an amended and restated agreement that we entered into with Altair Nanotechnologies (“Altair”). In 2005, the Company had acquired the worldwide license to develop RenaZorb for all human therapeutic uses from Altair. The August 2009 acquisition includes all uses and thus provides full rights for the asset. In conjuction with the expanded license, Altair assigned all intellectual property associated with RenaZorb to us. In consideration, we issued 113,809 shares of our common stock, with a fair value of $750,000. Also, moving forward Spectrum is responsible for all development, commercialization and intellectual property costs which will accrue after the August 2009 execution date for the amended and restated agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our product candidates, the success, safety and efficacy of our drug products, product approvals, product sales, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ended March 31, 2009 and our current Form 10-Q for the period ended June 30, 2009. These factors include, but are not limited to the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (SEC) on March 31, 2009, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:
•	our ability to successfully develop, obtain regulatory approvals for and market our products;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	our ability to identify new product candidates;

•	the timing and/or results of pending or future clinical trials;

•	competition in the marketplace for our drugs;

•	actions by the FDA and other regulatory agencies;

•	the impact of recent legislative changes to the governmental reimbursement system;

•	the impact of any product liability, or other litigation to which the company is, or may become a party;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•
our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards, and the application and interpretation of those laws, regulations and standards, that govern or affect the pharmaceutical and biotechnology industries, the non-compliance with which may delay or prevent the development, manufacturing, regulaory approvals and sale of our products;

•
Defending against claims relating to improper handling, storage or disposal of hazardous chemical, radioactive or biological materials could be time consuming and expensive (see Risk Factors in detail in ITEM 1A. Risk Factors);

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals; and

•	demand and market acceptance for our approved products;
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
Business Outlook
We are a commercial stage biopharmaceutical company committed to developing and commercializing innovative therapies with a focus primarily in the areas of hematology-oncology and urology. We have a fully developed commercial infrastructure that is responsible for the sales and marketing of two drugs in the United States, namely Zevalin and Fusilev. Our lead developmental drug is Apaziquone, which is presently being studied in two large Phase 3 clinical trials for bladder cancer under a strategic collaboration with Allergan Inc.
Our business strategy for 2009 is comprised of the following initiatives:
•	Maximizing the growth potential for our marketed drugs, Zevalin and Fusilev. We have built a commercial infrastructure to support the sale of marketing for our products.
ZEVALIN® ([90Y]-ibritumomab tiuxetan) (“ZEVALIN”):
ZEVALIN is currently FDA approved and marketed by Spectrum for the treatment of patients with relapsed or refractory, low-grade or follicular B-cell NHL, including patients who have rituximab-refractory follicular NHL. In December 2008, the FDA accepted for filing and review, and granted priority review status for the sBLA for the use of ZEVALIN as first-line therapy for patients with B-cell follicular NHL. A PDUFA target date of July 2, 2009 was established by the FDA for a decision regarding this sBLA.
On July 2, 2009, we received a complete response letter whereby the FDA requested us to submit certain data files from the FIT Study to support and verify a subset of the data that are currently under review to support the proposed labeling.
We responded to the FDA’s request on July 8, 2009. A new PDUFA date for the sBLA application has been set by the FDA as September 2, 2009 which, if approved, will allow for the label to address a substantially larger patient population.
CMS released their proposed 2010 Hospital Outpatient Prospective Payment System (“HOPPS”) rule, in which it proposed use of the Average Sales Price (“ASP”) methodology for determining reimbursement for therapeutic radiopharmaceuticals beginning Jan 1, 2010. It is currently in the public comment period, which will last through August 31, 2009 after which CMS will make their final ruling, which will take effect on January 1, 2010.
FUSILEV™ (levoleucovorin) for injection (“FUSILEV”):
FUSILEV is the only commercially available pure active isomer of leucovorin. It is indicated after high-dose methotrexate therapy in patients with osteosarcoma, and to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists. A PDUFA target date of October 8, 2009 has been established by the FDA for a decision regarding the approval of our October 2008 sNDA filing for advanced metastatic colorectal cancer which is currently under review by the FDA.
In November 2008 we learned that many hospitals and community based clinics around the country were unable to get adequate quantities of leucovorin to meet their patients’ needs. In response to the shortage, we worked together with the FDA to face the medical emergency created by such shortage. We successfully mobilized many of our resources to help the medical community address the serious medical emergency created during the shortage of this critical drug.
The shortage was effectively resolved during the first quarter of this year. Thus, sales of FUSILEV in the fourth quarter of ’08 and first quarter of this year benefited from the leucovorin shortage that started last November.
FUSILEV sales will largely depend upon obtaining FDA approval for use of FUSILEV in 5-FU containing regimens for the treatment of colorectal cancer and favorable reimbursement.
•	Maximizing the asset value of Apaziquone.
Apaziquone (EOquin® in bladder cancer):
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
We received “Fast-Track” designation for this study in July. Fast Track designation is designed to facilitate drug development and expedite the review of drugs intended to treat serious conditions and demonstrate the potential to address unmet medical needs.
We also plan to initiate one additional trial in patients with bladder cancer who have failed BCG-treatment by year end. We requested a meeting with the FDA on the design of the BCG Failure study. We have a November date, and would expect to begin enrolling patients in this study in Q1 2010. We have also requested “scientific advice” from the EMEA on this BCG Failure study. We expect to hear back before the end of the year.
We also plan to sign an Asian partnership by the end of the year.
We continue to enroll patients (over 1,200 to date) into the two trials in the United States, Canada and Poland. We expect enrollment in both trials to be completed by the end of 2009.

•	Optimizing our development portfolio. We continue to build on our core expertise in clinical development for the treatment of cancer and urology.
Ozarelix:
We have initiated a multi-center, randomized, double-blind, placebo-controlled Phase 2b study to evaluate the efficacy of ozarelix compared to placebo in the treatment of lower urinary tract symptoms (LUTS) secondary to BPH in men as assessed by the IPSS at Week 14. We are currently enrolling patients in the study in North America; and intend to expand the study to enroll patients in India.
Renazorb®:
In August 2009, we acquired 100% rights to RenaZorb® (a family of compounds represented by SPI-014, also known as RZB-014), a lanthanum-based nanotechnology compound with potent and selective phosphate binding properties, for all human and non-human indications and entered into an amended and restated agreement that we entered into with Altair. In 2005, the Company had acquired the worldwide license to develop RenaZorb for all human therapeutic uses from Altair Nanotechnologies. The August 2009 acquisition includes all uses and thus provides full rights for the asset. In conjuction with the expanded license, Altair assigned all intellectual property associated with RenaZorb to us. In consideration we issued 113,809 shares of our common stock, with a fair value of $750,000. Also, moving forward Spectrum is responsible for all development, commercialization and intellectual property costs which will accrue after the August 2009 execution date for the amended and restated agreement.
We continue to develop our products. We expect to continue to evaluate additional promising drug product candidates, as well as marketed products, for opportunistic acquisition or license.
•
Managing our financial resources effectively. We remain committed to fiscal discipline, a policy which has allowed us to become exceptionally well capitalized among our peers, despite a very challenging fiscal environment.

•
Expanding commercial bandwidth through licensing and business development. It remains our goal to identify, for acquisition or partnering, drugs that will create strong synergies with our currently marketed drugs, including drugs in development. To this end, we will continue to explore strategic collaborations as these relate to drugs that are either in advanced clinical trials or are currently on the market.

Financial Condition
Liquidity and Capital Resources
Our cumulative losses, since inception in 1987 through June 30, 2009, are approximately $265 million. We expect to continue to incur additional losses for at least the next few years, as we implement our growth strategy of commercializing ZEVALIN and FUSILEV, while continuing to develop our portfolio of late-stage drug products, unless they are offset, if at all, by the out-license of any of our drugs.
We believe that the approximately $106 million in cash, cash equivalents, marketable securities and financing proceeds receivable we had available on June 30, 2009 will allow us to fund our current planned operations for at least the next twelve to eighteen months. We may, however, seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or license of drugs. In this regard, in April 2008, we filed a shelf registration statement with the SEC in Form S-3 (No 333-150260) to give us the ability, from time to time, to offer any combination of our securities described in the registration statement in one or more offerings for up to $150 million. We currently have available approximately $72 million under this registration statement. There can be no assurance that we will be able to obtain such additional capital when needed, or, if available, that it will be on terms favorable to us or to our stockholders. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well.
Our long-term strategy, however, is to generate profits from the sale and licensing of our drug products. Accordingly, in the next several years, we expect to supplement our cash position with sales of ZEVALIN and FUSILEV and generate licensing revenues from out-licensing our other drug products.
We are not able to provide any revenue guidance at this time. For ZEVALIN, sales growth is largely dependent on obtaining FDA approval of our sBLA for use in first-line consolidation treatment for non-Hodgkin’s lymphoma or NHL, establishing reimbursement standards based on an ASP methodology in concert with CMS and obtaining FDA approval to remove the In-111 bio-scan requirement. For FUSILEV, sales will largely depend upon obtaining FDA approval for use of FUSILEV in combination with 5-FU containing regimens for the treatment of colorectal cancer and favorable reimbursement. We are unable to reasonably estimate when, if ever, we will realize sustainable net profit from sales of these two products or any of our other products, if they are approved by the FDA.

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
Our expenditures for research and development consist of direct product specific costs, including, but not limited to, upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, and patent related costs, and non-product specific, or indirect, costs. During the six-month period ended June 30, 2009, our total research and development expenditure was approximately $14.1 million (net of $5.2 million received from Allergan), of which approximately $7.2 million was in direct costs. The principal components of direct expenses for that period related to the development of Apaziquone — approximately $5.0 million; FUSILEV — approximately $0.7 million; and Zevalin approximately $0.5 million.
Our primary focus areas for the rest of 2009, and the programs that are expected to represent a significant part of our expenditures, are the on-going clinical studies of Apaziquone and the commercialization of ZEVALIN and FUSILEV. Key factors that we will monitor as we determine the funding of other development projects are as follows:
•	the continued commercialization of ZEVALIN and FUSILEV;
•	continued patient enrollment in our 2 phase 3 Apaziquone clinical trials at anticipated rates; and
•	continued positive results from our preclinical studies and clinical trials.
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
Further, while we do not receive any funding from third parties for research and development that we conduct, co-development and out-licensing agreements with other companies for any of our drug products may reduce our expenses. In this regard, we entered into a collaboration agreement with Allergan whereby, commencing January 1, 2009, Allergan bears 65% of the development costs of Apaziquone.
In addition to our present portfolio of drug product candidates, we are actively seeking proprietary products for acquisition or licensing. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase. In addition, any future acquisitions may require additional financing.
Net Cash provided by Operating Activities
During the six-month period ended June 30, 2009, net cash provided by operations was approximately $4.3 million compared to net cash provided by operations of a similar amount in the comparative period of 2008. The positive operating cash flows in 2009 are primarily attributable to revenues derived from sales of FUSILEV, the arbitration settlement related to ZEVALIN and the participation by Allergan in the development activities for Apaziquone.
Net Cash used in Investing Activities
Net cash used in investing activities of approximately $31.9 million was due to our investment in ZEVALIN and the investment of our funds into shorter term cash-equivalent investments.

Results of Operations
Results of Operations for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008
For the three-month period ended June 30, 2009, we recorded a net loss of approximately $9.7 million, compared to a net income of approximately $10.7 million for the three-month period ended June 30, 2008. The principal components of the year-to-year changes in line items are discussed below.
During the three months ended June 30, 2009, we recognized $2.1 million of licensing revenues from the amortization of the $41.5 million upfront payment we received from Allergan in 2008 and approximately $6 million from product sales — ZEVALIN $3.3 million and FUSILEV $2.7 million (net of estimates for promotional, price and other adjustments), including adjustment of the allowance for product returns. Since the generic leucovorin shortage experienced in late 2008 and early 2009 appears to have abated, we expect revenues from FUSILEV to be significantly lower than those recorded for the last quarter of 2008 and the first quarter of 2009. We are not able to provide any revenue or net income guidance at this time. No similar revenues were recorded in the period ended June 30, 2008.
During the three-month period ended June 30, 2008, we entered into an asset purchase agreement with Par, our marketing partner for sumatriptan injection, pursuant to which we received a non-refundable non-recurring $20 million cash payment from Par for the transfer of our share of the profits from the commercialization of sumatriptan injection. During this period, we also recorded revenue from the transfer of rights to certain of our Abbreviated New Drug Applications (“ANDAs”) to Sagent for $660,000. We did not earn similar revenues during the three-month period ended June 30, 2009.
Total research and development expenses, excluding amortization costs associated with ZEVALIN described below, decreased by approximately $0.3 million, from approximately $6.7 million in the three-month period ended June 30, 2008 to approximately $6.4 million in the three-month period ended June 30, 2009, primarily due to the sharing in the costs associated with the development of Apaziquone of approximately $2.5 million by our development partner, Allergan Inc. (“Allergan”), partially offset by higher research and development costs incurred for ZEVALIN of approximately $0.2 million not incurred in the same period of 2008 We expect research & development expenses for the remainder of 2009 to continue at a pace similar to the quarter ended June 30, 2009.
We also incurred approximately $1.0 million non-cash research and development costs due to the amortization of intangibles from the acquisition of ZEVALIN during the three month period ended June 30, 2009. No similar cost was incurred during the same period of 2008.
Selling, general and administrative expenses increased by approximately $6.0 million, from approximately $3.2 million in the three-month period ended March 31, 2008 to approximately $9.2 million in the three-month period ended June 30, 2009. The primary reason for the increase is due to increased direct sales and marketing expenses, incurred in connection with the commercial activities associated with ZEVALIN and FUSILEV and related payroll costs. We expect selling, general and administrative expenses for the remainder of 2009 to continue at a pace similar to the quarter ended June 30, 2009.
Other income consisted of net interest income of approximately $125,000 compared to a loss of approximately $21,000 for the three-month periods ended June 30, 2009 and 2008, respectively. The interest income was primarily due to lower investment yields resulting from the general financial market conditions and the higher emphasis on conservation and preservation of our capital. We expect similar yields going forward till such time as the credit markets stabilize.

Results of Operations for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008
For the six-month period ended June 30, 2009 we recorded a net loss of $9.1 million, compared to net income of approximately $2 million for the six-month period ended June 30, 2008. The principal components of the year-to-year changes in line items are discussed below.
During the six months ended June 30, 2009, we recognized $4.3 million of licensing revenues from the amortization of the $41.5 million upfront payment we received from Allergan in 2008 and approximately $18.1 million of product sales — ZEVALIN $5.9 million; and FUSILEV $12.2 million (net of estimates for promotional, price and other adjustments), including adjustment of the allowance for product returns. As of December 31, 2008, we had deferred the recognition of $3.1 million revenue for product returns, until we were able to obtain more data on product sales and returns. Based on the experience gained to date, we believe that as of June 30, 2009, a product returns reserve of $1.1 million is adequate, and accordingly recognized the difference of approximately $1.9 million as a component of revenue for the six months ended June 30, 2009.
During the six-month period ended June 30, 2008, we entered into an asset purchase agreement with Par, our marketing partner for sumatriptan injection, pursuant to which we received a non-refundable non-recurring $20 million cash payment from Par for the transfer of our share of the profits from the commercialization of sumatriptan injection. During this period, we also recorded revenue from the transfer of rights to certain of our ANDAs to Sagent for $660,000. We did not earn similar revenues during the six-month period ended June 30, 2009.
Total research and development expenses, excluding amortization costs associated with ZEVALIN described below, decreased by approximately $1.1 million, from approximately $13.1 million in the six-month period ended June 30, 2008 to approximately $12.0 million in the six-month period ended June 30, 2009, primarily due to the sharing in the costs associated with the development of Apaziquone of approximately $5.2 million by our development partner, Allergan, partially offset by higher research and development costs incurred for ZEVALIN of approximately $0.5 million.
We also incurred approximately $1.9 million non-cash research and development costs due to the amortization of intangibles from the acquisition of ZEVALIN during the three month period ended June 30, 2009. No similar cost was incurred during the same period of 2008.
Selling, general and administrative expenses increased by approximately $9.7 million, from approximately $5.8 million in the six-month period ended June 30, 2008 to approximately $15.5 million in the three-month period ended June 30, 2009. The primary reason for the increase is due to increased direct sales and marketing expenses , incurred in connection with the commercial activities associated with ZEVALIN and FUSILEV and related payroll costs.
Other income consisted of net interest income of approximately $0.2 million and $0.3 million for the six-month periods ended June 30, 2009 and June 30, 2008, offset in 2008 by approximately $250,000 realized investment loss. The decrease in interest income was primarily due to lower investment yields in 2009 due to the shift in our investment strategy.

Off-Balance Sheet Arrangements
None.
Contractual and Commercial Obligations
The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of June 30, 2009 (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations (1)
Capital Lease Obligations (2)	$172	$25	$147	—	—
Operating Lease Obligations (3)	3,491	207	883	$997	$1,404
Purchase Obligations (4)	17,419	11,540	5,507	372	0
Contingent Milestone Obligations (5)	86,662	14,105	4,856	7,515	60,186

Total	$107,744	$25,877	$11,393	$8,884	$61,590

(1)
The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily predictable, such as obligations pursuant to employment agreements.

(2)	The capital lease obligations are related to leased office equipment.

(3)	The operating lease obligations are primarily for the facility lease for our corporate office, which extends through June 2016.

(4)
Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of June 30, 2009. Approximately 50% of the purchase obligations consist of expenses associated with clinical trials and related costs for Apaziquone for each of the periods presented.

(5)
Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of June 30, 2009, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and is consequently inherently subjective and uncertain. Actual results could differ materially from our estimates. On an ongoing basis, we evaluate our estimates, including cash requirements, by assessing: planned research and development activities and general and administrative requirements; required clinical trial activity; market need for our drug candidates; and other major business assumptions.
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
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, and institutional money market funds, corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments that we intend to hold for more than one year are classified as long-term investments.
Revenue Recognition
We follow the provisions as set forth by current accounting rules, which primarily include SAB 104, Revenue Recognition, and EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Generally, revenue is recognized when evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured.

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
Research and Development
Research and development expenses include salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred. In certain instances we enter into agreements with third parties for research and development activities, where we may prepay fees for services at the initiation of the contract. In accordance with EITF 07-3, Accounting for Nonrefundable Advance Payment for Goods or Services to be Used in Future Research and Development Activities, we record such prepayment as a prepaid asset and charge research and development expense over the period of time the contracted research and development services are performed. In connection with the October 2008 codevelopment agreement, Allergan bears 65% of the development costs incurred for Apaziquone in bladder cancer, commencing January 1, 2009. During the six months ended June 30, 2009, approximately $5.2 million of development costs were reimbursed by Allergan, and credited against total related research and development expense.
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
In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into safer and highly liquid instruments. Our investments, as of June 30, 2009, were primarily in money market accounts, short-term corporate bonds, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored.
Because of our ability to generally redeem these investments at par at short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2009, any decline in the fair value of our investments would not be material in the context of our financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
The use of hazardous materials, including radioactive and biological materials, in our research and development and commercial efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials.
Our research and development, manufacturing (including a radiolabeling step for Zevalin) and administration of our drugs involves the controlled use of hazardous materials, including chemicals, radioactive and biological materials, such as radioactive isotopes, which is done by qualified third parties; in essence. We do not physically handle these radioactive isotopes or such hazardous materials. We are subject to federal, state and local laws and regulations governing the storage, use and disposal of these materials and some waste products. We believe that our safety procedures for the storage, use and disposal of these materials comply with the standards prescribed by federal, state and local regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were to be an accident, we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with federal, state and local regulations are not significant, and consist primarily of waste disposal expenses, however, they could become expensive, and current or future environmental regulations may impair our research, development, production and commercialization efforts.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 4, 2009, we entered into an Amended and Restated Agreement with Altair Nanomaterials, Inc. and Altair Nanotechnologies, Inc., or Altair, whereby we acquired full rights and intellectual property for RenaZorb® for all fields of use. Pursuant to such agreement we became obligated to issue 113,809 shares of our common stock to Altair, with a fair market value of $750,000. The shares will be issued without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The foregoing transaction did not involve any public offering; we made no solicitation in connection with the issuance; we obtained representations from Altair regarding their investment intent, experience and sophistication; the party either received or had access to adequate information about us in order to make an informed investment decision; and we reasonably believe that the party is “sophisticated” within the meaning of Section 4(2) of the Securities Act. No underwriting discounts or commissions were paid in conjunction with the issuance.

ITEM 4.	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on June 26, 2009, at which meeting there were present in person or by proxy 27,075,704 votes representing 83% of the total outstanding eligible votes. The following matters were voted upon at our Annual Meeting of Stockholders:
1. The following persons were elected as directors to serve a one-year term expiring at the Annual Meeting of Stockholders to be held in 2010, or until their successors are elected or qualified:

	VOTES CAST
		Authority
	For	Withheld
Mitchell P. Cybulski, MBA	22,524,481	4,415,263
Richard D. Fulmer, MBA	24,648,068	2,291,676
Stuart M. Krassner, Sc.D., Psy.D.	22,538,861	4,400,883
Anthony E. Maida, III, MA, MBA	24,702,895	2,236,849
Rajesh C. Shrotriya, M.D.	24,469,188	2,470,556
Julius A. Vida, Ph.D.	22,445,757	4,493,987
2. Proposal to approve the adoption of the 2009 Employee Stock Purchase Plan:

	Votes Cast
				Broker
				Non-
	For	Against	Abstain	Votes
Number of Shares	9,349,430	5,380,411	72,932	17,744,066
3. Proposal to approve the adoption of the 2009 Incentive Award Plan:

	Votes Cast
				Broker
				Non-
	For	Against	Abstain	Votes
Number of Shares	8,590,831	6,136,531	75,411	17,744,066

ITEM 6.	Exhibits

Exhibit No.		Description

1.1
Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated May 26, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)

1.2
Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated June 15, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)

1.3
Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated June 30, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

4.1		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)

4.2		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)

4.3		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.1		Form of Stock Purchase Agreement, dated May 6, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2009, and incorporated herein by reference).

10.2
Form of Securities Purchase Agreement, dated May 27, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)

10.3
Form of Securities Purchase Agreement, dated June 15, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)

10.4	*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference).

10.5	*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference).

10.6
Form of Securities Purchase Agreement, dated June 30, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.7	*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.8	* +	Term Sheet for 2009 Incentive Award Plan Stock Option Award.

10.9	* +	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors.

10.10	* +	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.

10.11	* +	Summary of Director Compensation.

Exhibit No.	Description

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer; as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer; as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.
Date: August 13, 2009	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria,
Vice President, Finance (Authorized Signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

1.1
Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated May 26, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)

1.2
Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated June 15, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)

1.3
Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated June 30, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

4.1		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)

4.2		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)

4.3		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.1		Form of Stock Purchase Agreement, dated May 6, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2009, and incorporated herein by reference).

10.2
Form of Securities Purchase Agreement, dated May 27, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)

10.3
Form of Securities Purchase Agreement, dated June 15, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)

10.4	*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference).

10.5	*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference).

10.6
Form of Securities Purchase Agreement, dated June 30, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.7	*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.8	* +	Term Sheet for 2009 Incentive Award Plan Stock Option Award.

10.9	* +	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors.

10.10	* +	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.

10.11	* +	Summary of Director Compensation.

31.1	+	Certification of Principal Executive Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial Officer, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer; as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer; as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith.