Form 10-K
period 2009-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2010-04-05
CIK 831547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was $310,033,876 based on the closing sale price of such common equity on such date.

As of March 29, 2010 there were 49,170,969 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders, to be filed on or before April 30, 2010, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Spectrum Pharmaceuticals, Inc.’s Annual Report on Form 10-K contains certain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include certain words, including but not limited to, “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” “predicts,” “potential,” “likely,” or “opportunity,” and also contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Readers of this Annual Report on Form 10-K should not put undue reliance on these forward-looking statements, which speak only as of the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission, or SEC. Reference is made in particular to forward-looking statements regarding the success, safety and efficacy of our drug products, product approvals, product sales, revenues, development timelines, product acquisitions, liquidity and capital resources and trends. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Spectrum Pharmaceuticals, Inc.’s actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Report, including the “Risk Factors” in “Item 1A — Risk Factors”, and in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we do not undertake to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this Annual Report on Form 10-K.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “we,” “us,” “our,” “Spectrum” and “Spectrum Pharmaceuticals” refer to Spectrum Pharmaceuticals, Inc. and its subsidiaries and other consolidated entities, as a consolidated entity. We primarily conduct all our activities as Spectrum Pharmaceuticals.

Spectrum Pharmaceuticals, Inc.®, Fusilev®, Zevalin® and RenaZorb® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Belinostat, Turning Insights Into Hopetm, RIT Oncology, LLCtm, RITtm, and our logos are trademarks owned by Spectrum Pharmaceuticals, Inc. and its subsidiaries. EOquin® is a registered trademark of Allergan, Inc. All other trademarks and trade names are the property of their respective owners.

PART I

Item 1.	Business

Overview

We are a commercial stage biopharmaceutical company committed to developing and commercializing innovative therapies with a primary focus in the areas of hematology-oncology and urology. We have a fully developed commercial infrastructure that markets and sells two drugs in the United States, Zevalin® and Fusilev®. We have several drug candidates in development, the most advanced of which are apaziquone (EOquin®), which is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer (NMIBC) under a strategic collaboration with Allergan; and belinostat, a drug we recently partnered with TopoTarget A/S to jointly develop. Belinostat is being studied in multiple indications, including a Phase 2 registrational trial for relapsed or refractory Peripheral T-Cell Lymphoma (PTCL).

Our business strategy is comprised of the following initiatives:

•	Maximizing the growth potential of our marketed drugs, Zevalin and Fusilev. Our near-term outlook largely depends on sales and marketing successes for our two marketed drugs. For Zevalin, our initial goal was to stabilize sales, which we believe we accomplished in 2009. With the approval by the U.S. Food and Drug Administration (FDA) for a significantly larger indication in non-Hodgkin’s lymphoma (NHL) in late 2009 and our success in addressing historical hurdles associated with the uptake of this drug, we believe we can grow sales in 2010 and beyond. For Fusilev, which we launched in August 2008, we were able to benefit from broad utilization in community clinics and hospitals through mid-2009. Our focus now is to obtain approval for Fusilev in advanced metastatic colorectal cancer, which could potentially increase the patient pool substantially. As part of its review of our supplemental new drug application (sNDA) the FDA has requested additional data which we expect to submit in the third quarter of 2010.

For both Zevalin and Fusilev, we initiated and continue to stage appropriate infrastructure expansions and additional initiatives to facilitate broad customer reach and to address other market requirements, as appropriate. We have formed a dedicated commercial organization comprised of highly experienced and motivated sales representatives, account managers, medical science liaisons and a complement of other support marketing personnel to manage the sales and marketing of these drugs.

•	Optimizing our development portfolio and maximizing the asset values of its components. While over the recent few years, we have evolved from a development-stage to a commercial-stage pharmaceutical company, we have maintained a highly focused development portfolio. Our strategy with regard to our development portfolio is to focus on late-stage drugs and to develop them rapidly to the point of regulatory approval. We plan to develop some of these drugs ourselves or with our subsidiaries and affiliates, or secure collaborations such that we are able to suitably monetize these assets.

We have assembled a drug development infrastructure that is comprised of highly experienced and motivated MDs, PhDs, medical science liaisons and a complement of other support personnel to rapidly develop these drugs. During 2009, this team achieved our goal of completing enrollment in the two Phase 3 apaziquone trials (with more than 1,600 patients enrolled). We expect to continue to maximize the value of apaziquone through further developmental efforts and initiation of additional trials, which we aim to begin in 2010. In addition, this team will focus its efforts in rapidly advancing the development of belinostat by expediting the patient enrollment in the registrational trial for PTCL and initiating additional studies in other indications in 2010.

We have several other exciting compounds in earlier stages of development in our portfolio. Based upon a criteria-based portfolio review, we are in the process of streamlining our pipeline drugs, allowing for greater focus and integration of our development and commercial goals.

•	Expanding commercial bandwidth through licensing and business development. It is our goal to identify new strategic opportunities that will create strong synergies with our currently marketed drugs and identify and pursue partnerships for out-licensing certain of our drugs in development. To this end, we will continue to explore strategic collaborations as these relate to drugs that are either in advanced clinical trials or are currently on the market. We believe that such opportunistic collaborations will provide synergies with respect to how we deploy our internal resources. In this regard, we intend to identify and secure drugs that have significant growth potential either through enhanced marketing and sales efforts or through pursuit of additional clinical development. We believe our recent in-licensing of belinostat, a novel histone deacetylase (HDAC) inhibitor, is demonstrative of such licensing and business development efforts outlined above.

•	Managing our financial resources effectively. We remain committed to fiscal discipline, a policy which has allowed us to become well capitalized among our peers, despite a very challenging capital markets environment in 2009. This policy includes the pursuit of non-dilutive funding options, prudent expense management, and the achievement of critical synergies within our operations in order to maintain a reasonable burn rate. Even with the continued build-up in operational infrastructure to facilitate the marketing of our two commercial drugs, we intend to be fiscally prudent in any expansion we undertake. In terms of revenue generation, we plan to become more reliant on sales from currently marketed drugs and intend to pursue out-licensing of select pipeline drugs in select territories, as discussed above. When appropriate, we may pursue other sources of financing, including non-dilutive financing alternatives. While we are currently focused on advancing our key drug development programs, we anticipate that we will make regular determinations as to which other programs, if any, to pursue and how much funding to direct to each program on an ongoing basis, based on clinical success and commercial potential, including termination of our existing development programs, especially if we do not expect value being driven from continued development. Our raising of over $100 million in equity financing in 2009 in a difficult financing environment, and our recent termination of the development of ozarelix in benign prostate hypertrophy (BPH), which resulted in planned development expense reduction, are recent examples of this strategy.

•	Further enhancing the organizational structure to meet our corporate objectives. We have highly experienced staff in pharmaceutical operations, clinical development, regulatory and commercial functions who previously held positions at both small to mid-size biotech companies, as well as large pharmaceutical companies. We recently strengthened the ranks of our management team, and will continue to pursue talent on an opportunistic basis. Finally, we remain committed to running a lean and efficient organization, while effectively leveraging our critical resources.

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K, we have restated our previously issued consolidated financial statements and related disclosures for fiscal years ended December 31, 2007 and 2008, and each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended March 31, 2008 through September 30, 2009 to reclassify warrant contracts based on a reassessment of the applicable accounting and classification.

The Company has historically accounted for warrants as equity instruments, pursuant to its, and Kelly & Company’s (Kelly & Co.), the predecessor independent registered public accounting firm, interpretation and evaluation of applicable accounting guidance contained in Accounting Standards Codification (ASC) Topic 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (ASC 815) (formerly known as Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). Accordingly, in connection with warrants issued in registered offerings during 2005 and 2009, the Company classified the warrants as equity. In connection with the audit for the fiscal year 2009, the Company, in consultation with Ernst & Young LLP (“Ernst & Young”), the Company’s current independent registered public accounting firm, reassessed the accounting classification of the warrants payment to ASC 815 based on certain terms of the warrants. The warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a “cashless exercise” provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement, as it is not within the control of the Company to provide registered shares, no matter how remote the probability. After several extensive discussions among the Company’s management, Ernst & Young and the Company’s outside legal advisors, as well as informal discussions with Staff of the Securities and Exchange Commission by the Company’s management, it appears that the interpretation and applicability of this particular accounting pronouncement is complex and must be applied based on a strict reading of the authoritative literature without respect to probability. The Company’s Audit Committee, together with management, in consultation with the Company’s outside legal advisors, determined on March 30, 2010 that, notwithstanding the highly remote theoretical nature of the possibility of net cash settlement, the warrants should have originally been recorded as liabilities, measured at fair value, with changes in the fair values being recognized in the statement of operations. In this regard, the Company reassessed the accounting classification of the warrants issued in September 2005 pursuant to ASC 815, and in consultation with its predecessor auditor, Kelly & Co., determined that there should be consistent treatment of the warrants issued in September 2005 with the warrants issued in 2009, and concluded that such 2005 warrants should also be reclassified as a liability.

During meetings held on March 30, 2010, the Audit Committee, together with management, in consultation with Kelly & Co., the Company’s independent registered public accounting firm during the years ended December 31, 2008 and 2007, concluded that the Company’s previously filed consolidated financial statements for the fiscal years ended December 31, 2005, 2006, 2007 and 2008 on Form 10-K, each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended March 31, 2008 through September 30, 2009, and the independent registered public accounting firm’s reports on the financial statements and the effectiveness of internal control over financial reporting for the fiscal years ended December 31, 2007 and 2008, and all related earnings releases and similar communications issued by the Company, should no longer be relied upon.

The restatements reflect the reclassification of the warrants from equity to a liability in the following amounts, which represents the fair value of the warrants, as of the issuance dates, calculated using the Black-Scholes option pricing model.

				Fair Value
	Number of			of Warrants
	Warrants	Exercise	Expiration	at Issuance
Issuance Date	Issued	Price	of Warrants	Date
				(In thousands)

September 14, 2005	4,000,000	$6.62	September 14, 2011	$15,472

May 27, 2009	1,956,947	$5.11	February 25, 2010	$2,881

June 15, 2009	857,633	$5.83	March 15, 2010	$1,847

June 30, 2009	1,468,020	$7.10	March 30, 2010	$4,117

September 18, 2009	2,649,007	$7.55	June 20, 2010	$5,170

The revaluation of the warrants at each subsequent balance sheet date to fair value, results in a change in the carrying value of the liability, which change is recorded as “Change in fair value of common stock warrant liability” in the consolidated statement of operations. The net effect of these changes for fiscal years ended December 31, 2008 and 2007, and for each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended March 31, 2008 through September 30, 2009 are as follows:

Income (Loss) Resulting
from Change in Fair
Value of Common
Reporting Period	Stock Warrant Liability
(In thousands)

Annual
Year ended December 31, 2007	$12,055

Year ended December 31, 2008	$1,271

Interim (unaudited)
Quarter ended March 31, 2008	$520

Quarter ended June 30, 2008	$916

Quarter ended September 30, 2008	$45

Quarter ended December 31, 2008	$(210)

Quarter ended March 31, 2009	$(509)

Income (Loss) Resulting
from Change in Fair
Value of Common
Reporting Period	Stock Warrant Liability
(In thousands)

Quarter ended June 30, 2009	$(20,113)

Quarter ended September 30, 2009	$8,863

We have not amended our previously filed Annual Reports on Form 10-K for the fiscal years ended December 31, 2005, 2006, 2007 and 2008, or the Quarterly Reports on Form 10-Q for the periods ended September 30, 2005 through September 30, 2009 to reflect the restatements described in this Annual Report on Form 10-K, and thus the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Annual Report on Form 10-K, all amounts presented from prior periods and prior period comparisons that have been revised are labeled as “restated” and reflect the balances and amounts on a restated basis.

Recent Developments

In 2009 and early 2010, we have executed on our business strategy that we described above. We discuss below the key developments during that period.

We recorded approximately $28.2 million in sales of our products for the year 2009. We successfully increased Zevalin sales to approximately $15.7 million in 2009 as compared to approximately $11 million by the predecessor owner of the product in 2008. We recorded approximately $0.3 million in Zevalin sales since we acquired the rights to fifty percent of the product in December 2008. We also recorded Fusilev sales of $12.5 million in 2009, compared to approximately $7.7 million in 2008. We believe that in 2010 and beyond, revenues from these products have the potential to significantly grow.

In September 2009, Zevalin received FDA approval for an expanded label for the treatment of patients with previously untreated follicular NHL who achieve a partial or complete response to first-line chemotherapy. This new and expanded indication supplements the 2002 FDA approval of Zevalin as treatment for patients with relapsed or refractory, low-grade or follicular B-cell NHL. Additionally, in November 2009, the Centers for Medicare and Medicaid Services (CMS) decided that Zevalin should be reimbursed under an Average Sales Price (ASP) methodology in the Hospital Outpatient Prospective Payment System (HOPPS) and issued a corresponding proposed rule, which became effective on January 1, 2010. The ASP methodology is widely used for injectable chemotherapy drugs and creates a consistent reimbursement standard in the hospital setting.

In October 2009, the FDA issued a Complete Response letter regarding the sNDA for Fusilev. In the Complete Response letter, the FDA recommended that we meet with them to discuss options for continuing to seek approval of Fusilev in advanced metastatic colorectal cancer. We promptly requested such a meeting, which occurred in January 2010. In that meeting, the FDA requested additional data which we expect to submit in the third quarter of 2010.

As for apaziquone, in November 2009, we entered into a collaboration agreement with Nippon Kayaku Co. Ltd. for the development and commercialization of apaziquone in Asia, with the exception of North and South Korea. In exchange, Nippon Kayaku paid Spectrum an up-front payment of $15 million and agreed to make additional payments of up to $136.0 million based on the achievement of certain regulatory and commercialization milestones contained in the collaboration agreement, as well as royalties on net sales. Nippon Kayaku received exclusive rights to apaziquone for the treatment of NMIBC in Asia, including Japan and China. Under the terms of the Nippon Kayaku collaboration agreement, Nippon Kayaku will conduct the apaziquone clinical trials pursuant to a development plan, and will be responsible for all expenses relating to the development and commercialization of apaziquone in the Nippon Kayaku territory. As for South Korea, or the Republic of Korea, and North Korea, or the Democratic People’s Republic of Korea, (collectively, “Korea”), we entered into a collaboration agreement with Handok Pharmaceuticals Co. Ltd. for the development and commercialization of apaziquone for the treatment of NMIBC. Under the terms of the Handok collaboration agreement, Handok paid us an up-front payment of

$1.0 million and there are potential milestone payments of approximately $19 million, as well as royalties on net sales. The potential milestones will be based on the achievement of certain regulatory and commercialization milestones. Additionally, Handok will conduct the apaziquone clinical trials pursuant to a development plan and will be responsible for all expenses relating to the development and commercialization of apaziquone in North and South Korea.

In addition, in the fourth quarter of 2009, we completed enrollment of two Phase 3 pivotal clinical trials for apaziquone. The two trials enrolled more than 1,600 patients with non-muscle invasive bladder cancer. We received a $1.5 million milestone payment in January 2010 from Allergan for the completion of these clinical trials, per the terms of the collaboration agreement, which we entered into with Allergan on October 28, 2008.

In February 2010, we entered into a licensing and collaboration agreement with TopoTarget, for the development and commercialization of belinostat, a drug being studied in multiple indications, including a Phase 2 registrational trial for patients with PTCL. The licensing and collaboration agreement provides that we have the exclusive right to make, develop and commercialize belinostat in North America and India, with an option for China. In consideration for the rights granted under the licensing and collaboration agreement, we paid TopoTarget an up-front fee of $30 million. In addition, we will pay up to $313 million and one million shares of Spectrum common stock based on the achievement of certain development, regulatory and sales milestones, as well as double-digit royalties on net sales of belinostat.

In 2009, we raised net proceeds of approximately $95.8 million from the sale of 15,187,715 shares of our common stock, despite adverse global financial market conditions. We believe these funds, as well as the funds generated through the sales of our products and other non-dilutive funding in 2008, have resulted in our being well capitalized. At the end of 2009, we had approximately $125.0 million in cash, cash equivalents and marketable securities, which we believe will be sufficient to finance our anticipated capital and operating requirements for the next twelve months and beyond.

In August 2009, we acquired 100% of the rights to RenaZorb (a family of compounds represented by SP-014, also known as RZB-014), a lanthanum-based nanotechnology compound with potent and selective phosphate binding capabilities from Altair Nanotechnologies. Our acquisition of RenaZorb expands upon our 2005 license agreement with Altair, pursuant to which Altair granted us worldwide rights to Renazorb, but only for human uses. The August 2009 acquisition provides us with access to all uses of and intellectual property for the asset. In consideration for the acquisition, we paid Altair a total of $750,000 in restricted shares of common stock.

In January 2010, based upon the mixed results of our earlier Phase 2 study of ozarelix for the treatment of BPH and the recently announced failure of Aeterna Zentaris’s large, Phase 3, registrational trial of cetrorelix (another LHRH antagonist), we discontinued development of ozarelix in BPH. We estimate that this discontinuation will result in a substantial reduction in future clinical development expenses. We will continue to look for alternative indications for the development of ozarelix.

We continued our efforts to build a global pharmaceutical organization in 2009. For two of our non-US business entities, Spectrum Pharma Canada, Inc., a Canadian affiliate headquartered in the Province of Quebec, Canada, and OncoRx Pharma Private Ltd., a wholly-owned Indian subsidiary headquartered in Mumbai, India, we continued to grow and establish these entities in an effort to facilitate the opening of clinical trials sites in these countries to continue the clinical development of our products at a reduced cost.

Product Portfolio

We have a product portfolio consisting of both commercial stage and development stage products. While we are committed to growing the sales of our marketed products, we strive to maintain a robust pipeline of products under development to bring to the market.

Our drug products, their approved and/or target indications, and status of development are summarized in the following table, and discussed below in further detail:

Some of our drugs may prove to be beneficial in additional disease indications as we continue their study and development. In addition, we have intellectual property rights to neurology compounds that we may out-license to third parties for further development.

Overview of Cancer

According to the American Cancer Society’s publication Cancer Facts & Figures 2009, cancer is the second leading cause of death in the United States, accounting for approximately 25% of all deaths. In the United States, approximately 1.5 million new cancer cases were expected to be diagnosed in 2009 and over 562,000 persons were expected to die from the disease in 2009. Accordingly, there is significant demand for improved and novel cancer treatments.

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

We are seeking novel drugs that address cancer or cancer related indications with significant unmet medical need, that:

•	are already approved for sale or have demonstrated initial safety and efficacy in clinical trials and/or we believe have a higher probability of regulatory approval than that of a typical compound at a similar stage of development;

•	target cancer indications with significant unmet medical need, where current treatments either do not exist or are not deemed to be effective; and

•	we believe we can acquire at a fair value based on our judgment of clinical success and commercial potential.

Our drug products

Zevalin ([90Y]-ibritumomab tiuxetan):  In December 2008, we acquired rights to commercialize and develop Zevalin in the United States, as the result of a transaction with Cell Therapeutics, Inc., (CTI) further described below.

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

The current Zevalin therapeutic regimen also requires a bioscan (also known as an “imaging study”) of the prospective patient prior to treatment with Y-90 Zevalin. For the bioscan, the patient is infused with In-111 Zevalin, the In-111 radioisotope combined with the CD20 MAB. In-111 Zevalin produces a kind of radiation called gamma emission, which is very similar to the kind of radiation used to produce x-rays. Once infused with In-111, the prospective patient goes through a bioscan. The bioscan allows a physician to follow In-111 Zevalin as it travels within the prospective patient’s body. Based upon the distribution of In-111 Zevalin (whether the In-111 Zevalin goes to certain unintended areas of the body), the physician may elect to not infuse the patient with Y-90 Zevalin. Many healthcare providers throughout the world who provide Zevalin therapy do not believe that the In-111 bioscan is a necessary part of the Zevalin therapeutic regimen. In the EU, most countries do not perform the In-111 bioscan prior to the Y-90 Zevalin infusion. Currently, we are working with the FDA to remove this bioscan requirement.

Zevalin was approved by the FDA in February of 2002 as the first radioimmunotherapeutic agent for the treatment of NHL. Zevalin was approved as part of a Zevalin therapeutic regimen for treatment of relapsed or refractory, low-grade or follicular B-cell NHL, including patients with rituximab-refractory follicular NHL. For reference, the term refractory refers to lymphoma that does not respond to a particular therapy. The term relapsed refers to lymphoma that returns after initially responding to therapy. The terms low-grade and follicular refer to types of lymphoma cells as determined by laboratory tests, which have an indolent (slow growing) clinical course. Rituximab is a monoclonal antibody that specifically recognizes a particular part of a B-cell also called the CD 20 antigen, and is used as monotherapy or in combination with other agents for the treatment of B-cell NHL.

NHL is caused by the abnormal proliferation of white blood cells and normally spreads through the lymphatic system, a system of vessels that drains fluid from the body. There are many different types of NHL which can be divided into aggressive NHL, a rapidly spreading acute form of the disease, and indolent NHL, which progresses more slowly, and can be classified as either B-cell or T-cell NHL. According to the National Cancer Institute’s SEER database there were nearly 400,000 people in the U.S. with NHL in 2004. The American Cancer Society estimated that in the United States 65,980 people were expected to be newly diagnosed with NHL in 2009. Additionally, approximately 19,500 were expected to die from this disease in 2009.

In December 2008, the FDA accepted for filing and review, and granted priority review status for RIT’s supplemental biologics license application (sBLA) for the use of Zevalin as first-line therapy for patients with a previously untreated follicular NHL who achieve a partial or complete response of first-line chemotherapy.

The sBLA was based upon data from the multinational, randomized Phase 3 First-line Indolent Trial (FIT) which evaluated the efficacy and safety of a single infusion of Zevalin in 414 patients with CD20-positive follicular NHL who had achieved a partial response or a complete response after receiving one of the standard first-line chemotherapy regimens. The FIT trial demonstrated that when used as a first-line consolidation therapy for patients with follicular NHL, Zevalin significantly improved the median progression-free survival time from 18 months (control arm) to 38 months (Zevalin arm) (p<0.0001).

The primary investigators of the study concluded that Zevalin consolidation of first remission in advanced stage follicular NHL is highly effective, resulting in a total complete response (CR + CRu) rate of 87 percent and prolongation of median progression-free survival by almost two years, with a toxicity profile comparable to that seen with Zevalin’s use in relapsed or refractory indications. Zevalin-treated patients had reversible and manageable Grade 3 or 4 hematologic side effects including neutropenia in 41 percent, thrombocytopenia in 51 percent, and anemia in 5 percent of patients. Non-hematologic toxicities were 24 percent Grade 3, 5 percent Grade 4, and Grade 3 – 4 infections were 8 percent.

In September 2009, we received FDA approval for the sBLA.

Additionally, in November 2009, the CMS decided that Zevalin should be reimbursed under an ASP methodology in the HOPPS and issued a corresponding proposed rule, which went into effect on January 1, 2010. The ASP methodology is widely used for injectable chemotherapy drugs and creates a consistent reimbursement standard in the hospital setting.

The following describes the principal commercial terms relating to Zevalin licensing and development:

•	On December 15, 2008, we closed a transaction to enter into a 50/50 owned joint venture called RIT, with CTI. CTI previously acquired the U.S. rights to develop, market and sell Zevalin from Biogen Idec, Inc. (Biogen) on December 21, 2007.

•	Upon entering into the joint venture arrangement, CTI contributed the Zevalin product assets to RIT in exchange for a 50% membership interest in RIT and the cash payments to CTI noted below. CTI received an initial cash payment of $7.5 million at the closing of the joint venture transaction on December 15, 2008, and received an additional $7.5 million cash payment in early January 2009. CTI also had the option to sell its remaining 50% membership interest in RIT to us, subject to adjustment for any amounts owed between RIT and CTI at the time of sale. CTI exercised this “Put” option in February 2009. On March 15, 2009, we entered into an agreement with CTI to complete such sale for an aggregate amount of $16.5 million subject to certain adjustments for, among other things, payables determined to be owed between CTI and RIT. CTI disputed the adjustments, but in a May 2009 arbitration proceeding, we were awarded approximately $4.3 million. As a result of the sale, we own 100% of RIT and are its sole member and therefore, we have, through licenses, all of the U.S. rights to Zevalin.

•	In connection with obtaining the required consent of Biogen to the foregoing joint venture arrangement, we entered into certain agreements with Biogen. Such agreements included:

•	an amendment to the original asset purchase agreement between CTI and Biogen (CTI/Biogen Agreement), modifying future milestone payments, to provide that (i) concurrently with the execution of the amendment CTI was required to pay Biogen $0.2 million (which was reimbursed to CTI by RIT from the initial capital contributions made by CTI and us), (ii) upon the December 2008 closing of the joint venture transaction, CTI was required to pay Biogen an additional $2.0 million (which was paid by RIT as successor to CTI under the amendment), (iii) upon the achievement of the specified FDA approval milestone, RIT (as successor to CTI) was required to pay Biogen an additional amount of $5.5 million if the milestone event occurred in 2009 (provided that RIT may elect to defer any such payment until January 1, 2010, but upon such election the required payment will increase to $6.0 million), $7.0 million if the milestone event occurs in 2010, $9.0 million if the milestone event occurs in 2011, or $10.0 million if the milestone event occurs in 2012 or later. As disclosed above, we received FDA approval for the treatment of patients with previously untreated follicular NHL who achieve a partial or complete response to first-line chemotherapy and in accordance with the amendment, we paid Biogen $5.5 million. No other material terms of the CTI/Biogen Agreement were modified. CTI’s rights and obligations, including its payment obligations to Biogen, including royalties on net sales of Zevalin and an additional regulatory milestone payment, under both the CTI/Biogen Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

•	an amendment to the original supply agreement between Biogen and CTI (CTI/Biogen Supply Agreement), modifying certain of the pricing and manufacturing technology transfer terms contained in the CTI/Biogen Supply Agreement and also providing that the term of the agreement may be shortened in some instances in the event of a mid-term manufacturing technology transfer. CTI’s rights and obligations, including its payment obligations to Biogen, under both the CTI/Biogen Supply Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

•	a security agreement, by and between RIT and Biogen whereby RIT granted to Biogen a first priority security interest in all of RIT’s assets, including the assets contributed to RIT by CTI in connection with the closing of the joint venture transaction, to secure certain payment, indemnification and other obligations of RIT to Biogen.

•	a guarantee, by us for the benefit of Biogen whereby we have, among other things, guaranteed the payment and performance all of RIT’s obligations to Biogen (including its obligations as assignee of CTI under all contractual arrangements between CTI and Biogen that were assigned to and assumed by RIT in connection with the closing of the joint venture transaction).

•	pursuant to the transfer of Zevalin assets from CTI to RIT in December 2008, RIT assumed certain license and sublicense agreements with various third parties related to Zevalin intellectual property under which RIT is required to make certain payment obligations including milestone payments and royalties.

Fusilev® (levoleucovorin) for injection:  On March 7, 2008, our new drug application (NDA) for our proprietary drug Fusilev was approved by the FDA. We commercially launched Fusilev in August 2008, with an in-house sales force and commercialization team. Subsequent to the launch, in November 2008, we received a unique J-code for Fusilev from CMS, which went into effect on January 1, 2009. The J-code is a unique, product-specific billing code that assists providers (e.g., physicians that prescribe Fusilev) in obtaining reimbursement for Fusilev.

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

In mid-year 2008, we filed an NDA amendment for Fusilev tablets. Following the tablet submission, in October 2008, we filed a sNDA for Fusilev (levoleucovorin) for injection in combination with 5-FU-containing regimens in the treatment of colorectal cancer. In October 2009, the FDA issued a Complete Response letter regarding the sNDA for Fusilev. In the Complete Response letter, the FDA recommended that we meet with them to discuss options for continuing to seek approval of Fusilev in advanced metastatic colorectal cancer. We promptly requested such a meeting, which occurred in January 2010. In that meeting, the FDA requested additional data which we expect to submit in the third quarter of 2010.

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

The following describes the principal commercial terms relating to Fusilev licensing and development.

•	In April 2006, we acquired all of the oncology drug product assets of Targent, Inc. Targent is eligible to receive payments, in the form of our common stock and/or cash, upon achievement of certain regulatory and sales milestones. At our option, any amounts due in cash under the purchase agreement may be paid by issuing shares of our common stock having a value, determined as provided in the purchase agreement, equal to the cash payment amount.

•	In May 2006, we amended and restated a license agreement with Merck Eprova AG, a Swiss corporation, that we assumed in connection with the acquisition of the assets of Targent. Pursuant to the license agreement with Merck Eprova, we obtained the exclusive license to use regulatory filings related to Fusilev and a non-exclusive license under certain patents and know-how related to Fusilev to develop, make, have made, use, sell and have sold Fusilev in the field of oncology in North America. In addition, we have the right of first opportunity to negotiate an exclusive license to manufacture, have manufactured, use and sell Fusilev products outside the field of oncology in North America. Also, under the terms of the license agreement, we paid Merck Eprova $100,000 for the achievement of FDA approval of Fusilev. Eprova is also eligible to receive a payment upon achievement of another regulatory milestone, in addition to royalties on net sales. The term of the license agreement is determined on a product-by-product and country-by-country basis until royalties are no longer owed under the license agreement. The license agreement expires in its entirety after the date that we no longer owe any royalties to Merck Eprova. We have the unilateral right to terminate the license agreement, in its entirety or on a product-by-product or country-by-country basis, at any time for any reason and either party may terminate the license agreement due to material breach of the terms of the license agreement by or insolvency of the other party.

Apaziquone (EOquin):  Apaziquone is an anti-cancer agent that becomes activated by certain enzymes often present in higher amounts in cancer cells than in normal cells. It is currently being investigated for the treatment of NMIBC, which is a cancer that is only in the innermost layer of the bladder and has not spread to deeper layers of the bladder.

The American Cancer Society estimated that the 2009 incidence and prevalence of bladder cancer in the United States would be approximately 70,980 and over 500,000, respectively. According to Botteman et al., (PharmacoEconomics 2003), bladder cancer is the most expensive cancer to treat on a lifetime basis.

The initial treatment of this cancer is complete surgical removal of the tumor. However, bladder cancer is a highly recurrent disease with approximately 75% of patients recurring within 5 years, and a majority of patients recurring within 2 years. This high recurrence rate is attributed to: 1) the highly implantable nature of cancer cells that are dispersed during surgery, 2) incomplete tumor resection, and 3) tumors present in multiple locations in the bladder which may be missed or too small to visualize at the time of resection. Despite evidence in the published literature and guidance from the American and European Urology Associations, instillation of a chemotherapeutic agent immediately following surgery is not a standard clinical practice. Currently, there are no approved drugs for this indication which may, in part, explain the difference between the literature and urology guidelines and actual clinical management of this disease. For more than 30 years, no new drugs have been introduced in the market for treatment of NMIBC. An immediate instillation of apaziquone may help by 1) reducing tumor recurrence by destroying dispersed cancer cells that would otherwise re-implant onto the inner lining of the bladder, 2) by destroying remaining cancer cells at the site of tumor resection (also known as chemo-resection), and 3) by destroying tumors not observed during resection (also known as chemo-ablation).

Apaziquone is a bio-reductive alkylating indoloquinone that is enzymatically activated by enzymes that are over expressed by bladder tumors. Pharmacokinetic studies have verified that apaziquone is not detectable in the bloodstream of patients when it is administered either after surgical resection or as a part of a delayed multi-instillation protocol. The proposed dose therefore carries a minimal risk of systemic toxicity which could arise from absorption of a drug through the bladder wall into the bloodstream. Additionally, the current proposed dose is a fraction of the systemic toxic dose. These features of apaziquone are distinct from other intravesical agents currently in use for the treatment of recurrent bladder cancer.

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

Phase 2 data has confirmed anti-tumor activity in patients with multiple, recurrent NMIBC, as evidenced by 31 of 46 patients (67%) showing a complete response after receiving six weekly treatments with 4 mg of apaziquone instilled into the urinary bladder in this marker lesion study. Apaziquone was well-tolerated, with no significant systemic toxicity, and local toxicity limited to temporary chemical cystitis (inflammation of the urinary bladder) resulting in increased urinary frequency, dysuria (painful urination) and hematuria (blood in the urine) in a few patients. At the two-year follow up, eighteen patients (38%) were disease free.

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

In March 2007, we received concurrence from the FDA for the design of a Phase 3 study protocol for the treatment of non-invasive bladder cancer under a special protocol assessment procedure. The development plan for apaziquone is two randomized, double-blind, placebo-controlled Phase 3 clinical trials, each with 562 patients with

TaG1-G2 (low-grade) NMIBC. Patients are being randomized in a one-to-one ratio to apaziquone or placebo. Under the protocol, the patients are given a single 4 mg dose following surgical removal of the tumors. The primary endpoint is a statistically significant difference (p < 0.05) in the rate of tumor recurrence at year two between the apaziquone patient group and the placebo group. The first study began during the second quarter of 2007, and the second study began during the third quarter of 2007. In 2008, we received scientific advice from the European Medicines Agency (EMEA) whereby the EMEA agreed that the two Phase 3 studies as designed should be sufficient for a regulatory decision regarding European registration. We continue to recruit sites and enroll patients in these two studies. In December 2009, we achieved our goal of completing enrollment for both Phase 3 clinical trials by year-end 2009.

We plan to begin a multiple instillation phase 3 study in low to intermediate NMIBC by the end of 2010.

The following describes the principal commercial terms relating to apaziquone licensing and development.

•	In October 2008, we terminated our 2001 license agreement for apaziquone with INC Research®, formerly NDDO Research Foundation® (INC) in the Netherlands, as the patents underlying the agreement were all about to expire. Pursuant to the termination, INC assigned to us all rights it had in the know-how or intellectual property licensed under the agreement and all rights in may have had in any know-how or intellectual property created during the term of the agreement. In exchange, we paid INC a nominal amount of cash and issued them a nominal number of shares of our common stock. In addition, INC is entitled to up to 25,000 additional shares of our common stock and an additional payment of $300,000 upon achievement of certain regulatory milestones.

•	In October, 2008, we entered into a license, development, supply and distribution agreement with Allergan pursuant to which we and Allergan agreed to a collaboration for the development and commercialization of a formulation of apaziquone suitable for use in treating cancer or precancerous conditions via instillation. The agreement with Allergan also provides that Allergan has the exclusive right to make, develop and commercialize apaziquone for the treatment of bladder cancer, or pre-bladder cancer conditions worldwide except for Asia (as is defined in the agreement). We also entered into a co-promotion agreement with Allergan providing for the joint commercialization of apaziquone in the United States, whereby we and Allergan will share equally all profits and commercialization expenses. We also have the right, in our sole discretion, to opt-out of the co-promotion agreement before January 1, 2012. If we elect to opt-out of the co-promotion agreement, our share of any future development costs shall be significantly reduced. Part of the aggregate development costs and marketing expenses incurred by us since January 1, 2009 shall be reimbursed by Allergan in the form of a one-time payment. In addition, if we opt-out of the co-promotion agreement, the co-promotion agreement will terminate and instead of a sharing of profit and expenses, Allergan will pay us royalties on a percentage of net sales of the apaziquone in the United States that are slightly greater than the royalties paid on net sales outside the United States. In addition, Allergan will pay us up to $245 million in additional milestones based upon the achievement of certain sales milestones in the United States.

•	In consideration for the rights granted under our license, development, supply and distribution agreements with Allergan, Allergan paid us an up-front fee of $41.5 million. In addition, Allergan will pay us up to $304.0 million based on the achievement of certain development, regulatory and sales milestones. For example, for completing enrollment of both aforementioned Phase III trials by year-end 2009, Allergan paid us a $1.5 million milestone payment. Also, Allergan has agreed to pay us tiered royalties starting in the mid-teens based on a percentage of net sales of the apaziquone outside of the United States.

•	We will continue to conduct the current Phase 3 clinical trials as well as certain future planned clinical trials pursuant to a joint development plan, of which Allergan will fund 65% of the development costs.

•	In November 2009, we entered into a collaboration agreement with Nippon Kayaku Co., LTD. for the development and commercialization of apaziquone in Asia, except North and South Korea (Nippon Kayaku Territory). In exchange, Nippon Kayaku paid Spectrum an up-front payment of $15 million and agreed to make additional payments of up to $136.0 million based on the achievement of certain regulatory and commercialization milestones contained in the agreement. In addition, Nippon Kayaku received exclusive rights to apaziquone for the treatment of NMIBC in Asia, including Japan and China. Nippon Kayaku will conduct apaziquone clinical trials in the Nippon Kayaku Territory pursuant to a development plan. In addition, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of apaziquone in the Nippon Kayaku Territory.

•	Also in November 2009, we entered into a collaboration agreement with Handok Pharmaceuticals for the development and commercialization of apaziquone in North and South Korea. Under the terms of the Handok collaboration agreement, Handok paid us an up-front payment of $1.0 million and potential milestone payments totaling approximately $19 million. The potential milestone payments will be based on the achievement of certain regulatory and commercialization milestones. Handok received rights to apaziquone for the treatment of NMIBC in North and South Korea. Additionally, Handok will conduct the apaziquone clinical trials in North and South Korea pursuant to a development plan and will be responsible for all expenses relating to the development and commercialization of apaziquone in North and South Korea.

Belinostat:  Belinostat is a histone deacytelase (HDAC) inhibitor that is being studied in multiple clinical trials, both as a single drug and in combination with chemotherapeutic drugs for the treatment of various hematological and solid tumors. HDACs catalyze the removal of chemical groups known as acetyl groups from certain portions of human DNA, and thus regulate gene expression. By inhibiting this enzyme, belinostat induces cell cycle arrest, and leads to inhibition of cancer cell proliferation and induction of apoptosis, or cell death. Additional mechanisms of action thought to be responsible for belinostat’s anti-cancer effect include inhibition of angiogenesis, or blood vessel growth, and the resensitization of cells that have overcome drug resistance to anticancer drugs, such as platinums and taxanes.

Belinostat is currently the only HDAC inhibitor in clinical development with multiple potential routes of administration, including intravenous administration, continuous intravenous infusion and oral administration, which we believe may afford belinostat with a significant competitive advantage.

Belinostat is currently in a registrational trial, under a special protocol assessment, as a monotherapy for Peripheral T-Cell Lymphoma (PTCL) an indication which has been granted Orphan Drug and Fast Track designation by the FDA. The registrational trial is an open-label, multicenter, single arm efficacy and safety study, in which we plan to enroll approximately 120 patients with relapsed or refractory peripheral T-cell lymphoma, who have failed at least one prior systemic therapy. We expect to file an NDA for belinostat in PTCL in 2011.

Belinostat is also currently in a randomized Phase 2 trial for carcinoma of unknown primary (CUP) in combination with carboplatin and paclitaxel. There are currently no approved therapies or drugs for treatment of CUP, which is an indication with a large patient population. The NCI estimated that for 2008, approximately 2 to 4% of all cancers are CUP.

Based on the data from past and ongoing studies, we believe there are many potential attributes associated with belinostat that separate it from other currently marketed HDACs, including efficacy when used alone and in combination, less toxicities (when compared to other currently-marketed HDACs), including lack of or less bone marrow toxicity, and a lack of other severe side effects, such as mucositis, that may enable full dose combinations of this drug with several other cytotoxic agents. Hence, belinostat is currently being investigated in multiple indications, both as monotherapy and in combination with other treatment regimens. Numerous studies have been conducted, and are ongoing, through the NCI and other well-known oncologic academic institutions. Additionally, we plan on a comprehensive development program for belinostat, which includes both hematologic indications, such as PTCL, and solid tumor indications, such as lung cancer, ovarian cancer, and CUP. Based upon the foregoing, we believe belinostat potentially has broad applicability and hence, commercial potential beyond that of currently marketed HDACs.

The following describes the principal commercial terms relating to belinostat licensing and development.

•	In February 2010, we entered into a licensing and collaboration agreement with TopoTarget, for the development and commercialization of belinostat, pursuant to which TopoTarget and we agreed to a collaboration for the development and commercialization of belinostat. The agreement provides that we have the exclusive right to make, develop and commercialize belinostat in North America and India, with an option for China. The agreement also grants TopoTarget a co-promote option if and only if we do not maintain a minimum number (subject to adjustment for certain events outside of our control) of field personnel (as defined in the agreement) for a certain number of years post-approval of the PTCL indication.

•	In consideration for the rights granted to us under the license and collaboration agreement with TopoTarget, we paid TopoTarget an up-front fee of $30.0 million. In addition, we will pay up to $313 million and one million shares of Spectrum common stock based on the achievement of certain development, regulatory and sales milestones. as well as certain royalties on net sales of belinostat.

•	Under the terms of the agreement, all development, including studies, will be conducted under a joint development plan (JDP) and in accordance with a mutually agreed upon target product profile (TPP) provided that we have final decision-making authority for all developmental activities in North America and India (and China upon exercise of the option for China) and TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions, We will assume all responsibility for and future costs of the ongoing registrational PTCL trial while TopoTarget will assume all responsibility for and future costs of the ongoing Phase 2 CUP trial. We and TopoTarget will conduct future planned clinical trials pursuant to the JDP, of which we will fund 70% of the development costs and TopoTarget will fund 30% of the development costs.

•	We and TopoTarget will each pay 50% of the costs for chemical, pharmaceutical and other process development related to the manufacturing of the Product that are incurred with a mutually agreed upon budget in the JDP. TopoTarget is responsible for supplying us with both clinical and commercial product.

Ozarelix:  Ozarelix is a Luteinizing Hormone Releasing Hormone (LHRH) antagonist (a substance that blocks the effects of a natural hormone found in the body). Mechanistically, LHRH antagonists exert rapid inhibition of luteinizing hormone and follicle stimulating hormone with an accompanying rapid decrease in sex hormones and would therefore be expected to be effective in a variety of hormonally dependent disease states including ovarian cancer, prostate cancer, BPH, infertility, uterine myoma and endometriosis.

In January 2010, based upon the mixed results of our earlier Phase 2 study of ozarelix for the treatment of BPH and the recently announced failure of Aeterna Zentaris’s large, Phase 3, registrational trial of cetrorelix (another LHRH antagonist), we discontinued development of ozarelix in BPH. We estimate that this discontinuation will result in substantial reduction in future clinical development expenses. Currently, we are considering the future development of Ozarelix in other indications.

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

Ortataxel:  In July 2007, we entered into an exclusive worldwide license agreement for ortataxel with Indena S.p.A., a third-generation taxane. In clinical studies, ortataxel has been shown to be bioavailable when administered orally to patients with solid tumors. In addition, it belongs to a new generation of taxanes with the potential to be active against tumors resistant to paclitaxel (Bristol-Myers Squibb’s Taxol®) and docetaxel (Sanofi-Aventis’ Taxotere®). Phase 1 and 2 studies in more than 350 patients with solid tumors have shown activity in patients that were refractory to treatment with the available taxane drugs. The safety profile of ortataxel is comparable to that of paclitaxel and docetaxel.

While optimizing the oral formulation for better bioavailability, we will consider future studies with the oral formulation.

The following describes the principal commercial terms relating to ortataxel licensing and development.

•	Under the terms of the license agreement with Indena, we are obligated to make payments based on the achievement of certain development, regulatory filing and sales milestones. We will also pay Indena certain royalties on worldwide sales of ortataxel, if and when the product is approved.

•	Also, we are obligated to purchase all of our requirements of ortataxel active pharmaceutical ingredient from Indena.

Satraplatin:  Satraplatin, an orally administered platinum-derived chemotherapy agent, is being developed by our sublicensee, GPC Biotech AG. On October 30, 2007, GPC announced that the Phase 3 trial evaluating satraplatin for the treatment of hormone-refractory prostate cancer failed to meet its primary efficacy endpoint and, as a result, GPC stopped seeking approval for satraplatin in this indication. In November 2009, GPC merged with Houston-based Agennix Inc. Agennnix is evaluating the development plan for satraplatin.

The following describes the principal commercial terms relating to satraplatin licensing and development.

•	In 2001, we in-licensed exclusive worldwide rights to satraplatin from its developer, Johnson Matthey, PLC in exchange for an up-front fee, additional payments to be made based upon achievement of certain milestones and royalties based on any net sales, if and when a commercial drug is approved and sales are initiated.

•	In 2002, in exchange for an up-front license fee and future milestones and royalties, we entered into a co-development and license agreement with GPC for worldwide rights for further development and commercialization of satraplatin. Under the terms of the agreement, GPC agreed to fully fund the development expenses for satraplatin. We are entitled to additional revenues upon: achievement of specified milestones by GPC, which are generally based on regulatory and sales milestones; and royalties on worldwide sales, if any, of the product.

Elsamitrucin:  Elsamitrucin is an anti-tumor antibiotic that acts as a dual inhibitor of two key enzymes involved in DNA replication, topoisomerase I and II. By inhibiting the activity of these two key enzymes involved in DNA replication, elsamitrucin is thought to lead to DNA breaks that prevent the correct replication of DNA and ultimately result in cancer cell death.

On the basis of previous studies conducted by our licensor, Bristol-Myers Squibb Inc. (BMS) elsamitrucin has been shown to have minimal toxicity to bone marrow while demonstrating promising anti-tumor activity.

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

The following describes the principal commercial terms relating to elsamitrucin licensing and development.

•	We in-licensed exclusive worldwide rights to elsamitrucin from its developer BMS, in 2001, in exchange for a small up-front fee and additional future payments based upon achievement of development and regulatory milestones and a royalty based on net sales, if and when a commercial drug is approved and sales are initiated.

Lucanthone:  Lucanthone is an orally administered small-molecule which inhibits Topoisomerase II and AP endonuclease. In preclinical tests, lucanthone was shown to enhance the sensitivity of animals to an anticancer agent in a time dependent and reversible manner.

Lucanthone was originally used as an antiparasitic agent for the treatment of schistosomiasis in the 1950s and 1960s, and has a demonstrated safety profile. It was later discontinued because better anti-parasitic medications became available. We are currently working on the development plan for lucanthone.

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

SPI-205:  SPI-205, a lipid suspension of leteprinim, has demonstrated, in experimental models, benefits in treating chemotherapy induced peripheral neuropathy. Chemotherapy drugs can damage the nervous system, especially the peripheral nervous system, which are those nerves that carry motor (movement) information for muscle contraction and those that carry sensory information such as touch, vibration, pain and temperature. Damage to the peripheral nerves is known as neuropathy. Currently, there is no effective treatment for chemotherapy induced neuropathy.

During 2010, we plan to continue preclinical evaluation of SPI-205.

RenaZorb:  RenaZorb, a second-generation lanthanum-based nanoparticle phosphate binding agent, has the potential to treat hyperphosphatemia, (high phosphate levels in blood), in patients with stage 5 chronic kidney disease (end-stage renal disease). Hyperphosphatemia affects patients with chronic kidney disease, especially end-

stage kidney disease patients on dialysis. It can lead to significant bone disease (including pain and fractures) and cardiovascular disease, and is independently associated with increased mortality.

According to The United States Renal Data System (USRDS) in 2010, there will be an estimated 600,000 patients with end-stage renal disease in the United States. Treatment of hyperphosphatemia is aimed at lowering blood phosphate levels by: (1) restricting dietary phosphorus intake; and (2) using, on a daily basis, and with each meal, oral phosphate binding drugs that facilitate fecal elimination of dietary phosphate before its absorption from the gastrointestinal tract into the bloodstream. Restricting dietary phosphorus intake has historically not been a successful means of serum phosphate control, therefore phosphate binders are the mainstay of hyperphosphatemia management.

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

The following describes the principal commercial terms relating to RenaZorb licensing and development.

•	We entered into a license agreement with Altair Nanomaterials, Inc. and its parent Altair Nanotechnologies, Inc., whereby we acquired an exclusive worldwide right to develop and commercialize RenaZorb for all human therapeutic and diagnostic uses in January 2005. Under the terms of the license agreement, we made up-front and milestone payments and are obligated to make additional payments upon achievement of certain clinical development and regulatory and sales milestones, in addition to royalties on potential net sales.

•	In August 2009, we entered into an acquisition agreement with Altair, in which we acquired 100% of the rights to Renazorb and all of Altair’s life science technology. Our acquisition of RenaZorb expands upon our prior license agreement with Altair, pursuant to which Altair granted us human uses. Our acquisition of RenaZorb provides us with access to all uses of and intellectual property for RenaZorb. In consideration for the acquisition, we paid Altair a total of $750,000 in the form of restricted shares of our common stock.

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

We attempt to prevent disruption of supplies through supply agreements, appropriate forecasting, maintaining stock levels and other strategies. We believe that the market for such manufacturers and suppliers is such that we could quickly enter into another supply or manufacturing agreement, on substantially similar terms, if we were required to do so. However, in the event we are unable to manufacture our products, either directly or indirectly through others or on commercially acceptable terms, if at all, we may not be able to commercialize our products as planned. Although we are taking these actions to avoid a disruption in supply, we cannot provide assurance that we may not experience a disruption in the future.

Sales, Marketing and Distribution

We have built, and continue to build, a sales and marketing infrastructure as part of our commercialization efforts for Fusilev and Zevalin. While we maintain a relatively small sales force, we believe that the size of our sales force is appropriate to effectively reach our target audience for our two commercial products.

For Fusilev, we utilize a third-party logistics company to store and distribute this drug product. The same third party logistics company also stores and ships Zevalin kits containing the CD20 MAB.

For Zevalin, we changed the supply and distribution model in 2009. Previously, we sold Zevalin kits containing the CD20 MAB to radiopharmacies, who then in turn ordered the radioactive isotope (Y-90 or In-111) separately and radiolabeled (or attached) the radioactive isotope to the CD20 MAB. The radiopharmacy then sold the end user product to the consumer. Under the current model we do not sell the Zevalin kits containing the CD20 MAB to the radiopharmacies, but instead contract with them, as a fee-for-service, to radiolabel the individual components of the CD20 MAB to the radioactive isotope, and then, also under a fee-for-service arrangement, have them distribute the end use product to the end user, which are clinics, hospitals or other medical settings. In this regard, we now sell the CD20 MAB together with the radioactive isotope as the end user product directly to the healthcare service provider.

Customers

Our product sales are concentrated in a limited number of customers. For the year ended December 31, 2009, approximately 44% of our Fusilev product sales were derived from specialty distributors of oncology products as compared to 100% for the year ended 2008; for Zevalin, we reaccorded 21% of revenues from radiopharmacies as compared to 0% for the years ended December 31, 2009 and 2008, respectively; and the balance from end use customers. For Zevalin, not a single end user customer constituted revenues over 10% individually. Due to changes in market dynamics, these ratios are not indicative of future concentrations. As of December 31, 2009, for Fusilev, not a single specialty distributor owed us more than 10% of the total net accounts receivables. Three specialty distributors owned us 100% of receivables at the end of 2008. For Zevalin, no single end user customer owed us more than 10% of net receivables as of December 31, 2009 or 2008. All sales were to customers in the United States.
Due to changes in market dynamics, these ratios are not indicative of future concentrations. We do not require collateral or other security to support credit sales, but provide an allowance for bad debts when warranted, based on review of our receivables.

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

Companies that have products on the market or in research and development that target the same indications as our products target include, among others, Abraxis Bioscience, Inc., Astra Zeneca LP, Bayer AG, Endo Pharmaceuticals, Eli Lilly and Co., Novartis Pharmaceuticals, Corporation, Genentech, Inc., Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Cephalon, Inc., Sanofi-Aventis,

Inc., Pfizer, Inc., Genta Incorporated, Merck, Celegen Corporation, Allos Therapeutics, Inc., BiPar Sciences, Inc., Genzyme Corporation, Shire Pharmaceuticals, Abbott Laboratories, Poniard Pharmaceuticals, Inc., Roche Pharmaceuticals and Johnson & Johnson who may be more advanced in development of competing drug products or are more established and are currently marketing products for the treatment of various indications that our drug products target. Many of our competitors are large and well-capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

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

For more information regarding competition to our products, please also read our discussion of competition matters in Item 1A “Risk Factors” of this report.

Research and Development

New drug development, which is the process whereby drug product candidates are tested for the purpose of filing a NDA or BLA (or similar filing in other countries) and eventually obtaining marketing approval from the FDA or a similar marketing authorization from other regulatory authorities outside of the United States, is an inherently uncertain, lengthy and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the products are both safe and effective for their respective indications. Our development focus is primarily based on acquiring and developing late-stage development drugs as compared to new drug discovery, which is very uncertain and lengthy.

Research and development expenses for such drug development are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. Research and development expenditures, including related stock-based charges but not including amortization of intangibles or expensing of in-process research and development costs, are expensed as we incur them and were approximately $21.1 million in 2009, $26.7 million in 2008 and $33.3 million in 2007 broken out by product as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in ’000’s)

Eoquin	$10,915	$5,477	$6,348
Ozarelix	1,168	2,435	6,217
Ortataxel	311	150	3,719
Fusilev	940	1,791	1,368
Zevalin	563	151	—
Lucanthone	289	348	1,405
Other development drugs	496	956	2,046

Total — Direct Costs	14,682	11,308	21,103
Indirect Costs (including non-cash share-based compensation of $4.1 million, $3.9 million and $3.6 million, respectively)	6,376	15,375	12,182

Total Research & Development	$21,058	$26,683	$33,285

Patents and Proprietary Rights

Our Patents and Proprietary Rights

We in-license from third parties certain patent and related intellectual property rights related to our proprietary products. In particular, we have licensed patent rights with respect to Fusilev, Zevalin, ozarelix, ortataxel, satraplatin, elsamitrucin, lucanthone, belinostat and SPI-1620, in each case for the remaining life of the applicable patents. Except for Zevalin, Fusilev, belinostat and ozarelix, our agreements generally provide us with exclusive worldwide rights to, among other things, develop, sublicense, and commercialize the drug products. Under most of these license arrangements, we are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs related to the drug products. In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably exploit the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business. In addition, with regard to Zevalin, apaziquone, RenaZorb and SPI-205, we own patent and related intellectual property rights related to these products.

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

As mentioned above, we own and in-license from third parties certain patent rights related to our products. We believe that our patents and licenses are important to our business, but that with the exception of the United States and European patents discussed in this paragraph, no one patent or license is currently of material importance to our business. For Fusilev, we have one United States formulation patent that covers Fusilev that expires in 2019. For Zevalin, we have sublicensed United States patents that cover the processes and tools for making monoclonal anti-bodies (MABs), in general, licensed United States patents that cover the CD-20 MAB in Zevalin as well as the use of Zevalin to treat NHL, and acquired patent applications covering the Zevalin compounding process (i.e., process of linking the CD20 MAB to a radioactive isotope to make the patient-ready dosage form of Zevalin). These patents expire over a wide range of dates beginning in 2009, but the licensed patents covering the CD-20 MAB itself do not begin to expire until 2015. Additionally, we have pending United States patent applications covering the compounding process, and will consider filing more patent applications, if the opportunity arises. For belinostat, there are composition of matter patents that cover belinostat and related compounds that do not begin to expire until 2021. Currently, there are multiple United States and foreign patent applications pending that cover belinostat formulations, uses and manufacturing and synthesis processes. We plan to file additional United States and foreign patent applications covering new formulations, uses and manufacturing and synthesis processes, where appropriate. For apaziquone, there is a United States formulation patent that does not expire until 2022. We have filed and plan to file additional United States and foreign patent applications covering new formulations and/or uses for this product. For ozarelix, there is a United States composition patent that will expire in 2020, and method of use and formulation patent applications on file in the United States. For ortataxel, there are two United States composition patents that will expire in 2013 and multiple manufacturing and synthesis patents that do not begin to expire till 2021, and the corresponding European patents will expire in 2014. We anticipate filing new method of use and formulation patent applications for the ortataxel product in the future. There is one United States patent covering satraplatin, a method of use patent that expires in 2010. For elsamitrucin, we have filed United States and foreign formulation and method of use patent applications, and we anticipate filing future United States and foreign patent applications covering new formulations and/or uses for this product. For lucanthone, there is a United States method of use patent that expires in 2019. For RenaZorb, there is one method of use patent that expires in 2024 and pending United States and foreign patent applications covering compositions of matter directed to treating hyperphosphatemia. For SPI-1620, we have filed method of use patent applications in the United States and Europe. For SPI-205, there is a United States composition and method of use patent that expires in 2010. This patent expires in certain European countries in 2011. We also have multiple United States method of use patents that expire in 2021 and 2022, and there is ongoing prosecution for their European counterparts. We have also filed another method of use patent application in the United States and Europe and anticipate filing future patent applications pending the continued development of new methods of use and new formulations. We are constantly evaluating our patent portfolio and are currently prosecuting patent applications for our drug products and are considering new patent applications in order to maximize the life cycle of each of our products.

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

In addition to the specific intellectual property subjects discussed above, we have trademark protection in the United States for Spectrum Pharmaceuticals, Inc.®, Fusilev®, Turning Insights Into Hopetm, Zevalin® and RenaZorb®. Additionally, for some other of these and other works related to our business, we have pending United States and ex-United States trademark applications. EOquin® is a registered trademark of Allergan.

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

The Patent Process

The United States Constitution provides Congress with the authority to provide inventors the exclusive right to their discoveries. Congress codified this right in United States Code Title 35, which gave the U.S. Patent and Trademark Office (USPTO) the right to grant patents to inventors and defined the process for securing a United States patent. This process involves the filing of a patent application that teaches a person having ordinary skill in the respective art how to make and use the invention in clear and concise terms. The invention must be novel (not previously known) and non-obvious (not an obvious extension of what is already known). The patent application concludes with a series of claims that specifically describe the subject matter that the patent applicant considers his invention.

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

Under certain circumstances, a patent term may be extended. Patent extensions are most frequently granted in the pharmaceutical and medical device industries under the Drug Price Competition and Pricing Term Restoration Act of 1984 (Hatch-Waxman Act) to recover some of the time lost during the FDA regulatory process, subject to a number of limitations and exceptions. The patent term may be extended up to a maximum of five years; however, as a general rule, the average extension period granted for a new drug is approximately three years. Only one patent can be extended per FDA approved product, and a patent can only be extended once.

Product Exclusivity

Under the Hatch-Waxman Act, drug products are provided exclusivity whereby the FDA will not accept applications to market a generic form of an innovator reference listed drug product until the end of the prescribed period. A product is granted a five-year period of exclusivity if it contains a chemical entity never previously approved by the FDA either alone or in combination, although generic applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement as further discussed below. A three-year period of exclusivity is granted to a previously approved product based on certain changes, e.g., in strength, dosage form, route of administration or conditions of use, where the application is supported by new clinical investigations that are essential to approval. In addition, in 1997 Congress amended the law to provide an additional six months of exclusivity as a reward for studying drugs in children. This pediatric exclusivity, which can be obtained during the approval process or after approval, effectively delays the approval of a generic application until six months after the expiration of any patent or other exclusivity that would otherwise delay approval, thus providing an additional six months free of generic competition. In order to qualify for pediatric exclusivity, the FDA must make a written request for pediatric studies, the application holder must agree to the request and complete the studies with required timeframe, and the studies must be accepted by the FDA based on a determination that the studies fairly respond to the request. The provisions were enacted with a five-year sunset date, and have been reauthorized in 2002 and 2007. The current provisions are set to expire in October 2012, and Congress is likely to consider reauthorizing the statute again.

Generic Approval and Patent Certification

The Hatch-Waxman Act also created the abbreviated new drug application (ANDA) approval process, which permits the approval of a generic version of a previously approved branded drug without the submission of a full new drug application (NDA) and based in part on the FDA’s finding of safety and effectiveness for the reference listed drug. Applicants submitting an NDA are required to list patents associated with the drug product, which are published in the FDA Orange Book, and the timing of an ANDA approval depends in part on patent protection for the branded drug. When an ANDA is filed, the applicant must file a certification for each of the listed patents for the branded drug, stating one of the following: (1) that there is no patent information listed; (2) that such patent has expired; (3) that the patent will expire on a particular date (indicating that the ANDA may be approved on that date); or (4) that the drug for which approval is sought either does not infringe the patent or the patent is invalid, otherwise known as paragraph IV certification. If an ANDA applicant files a paragraph IV certification, it is required to provide the patent holder with notice of that certification. If the patent holder brings suit against the ANDA applicant for patent infringement within 45 days of receiving notice, the FDA may not approve the ANDA until the earlier of (1) 30 months from the patent holder’s receipt of the notice (the 30-month stay) or (2) the issuance of a final, non-appealed, or non-appealable court decision finding the patent invalid, unenforceable or not infringed.

The Hatch-Waxman Act also provided an incentive for generic manufacturers to file paragraph iv certifications challenging patents that may be invalid unenforceable, or not infringed, whereby the first company to successfully challenge a listed patent and receive ANDA approval is protected from competition from subsequent generic versions of the same drug product for 180 days after the earlier of (1) the date of the first commercial marketing of the first-filed ANDA applicant’s generic drug or (2) the date of a decision of a court in an action holding the relevant patent invalid, unenforceable, or not infringed. These 180-day exclusivity provisions have been the subject of litigation and administrative review, and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) amended the provisions in several ways, including by providing that an ANDA applicant entitled to 180-day exclusivity may lose such exclusivity if any of the following events occur: (1) failure to market; (2) withdrawal of the ANDA; (3) change in patent certification; (4) failure to obtain tentative approval; (5) illegal settlement agreement; and (6) patent expiration.

With respect to the illegal settlement prong, the MMA amendments require that certain types of settlement agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs are required to be filed with the Federal Trade Commission and the Department of Justice for review of potential anti-competitive practices. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential governmental investigations and private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, remains uncertain and could adversely affect our business. In addition, Congress has considered enacting legislation that would prohibit such settlements between brand name and generic drug manufacturers. Such a provision was considered as part of the recently enacted healthcare reform, the Patient Protection and Affordable Care Act (PPACA) signed into law on March 23, 2010. However, Congress removed the provision prior to passage. It is possible that Congress will again consider a ban on such settlements between brand name and generic drug manufacturers in the future.

With the passage of the PPACA, there are now exclusivity protections for certain innovator biological products and a framework for FDA review and approval of biosimilar and interchangeable versions of innovator biologic products. The PPACA provides that no application for a biosimilar product may be approved until 12 years after the date on which the innovator product was first licensed, and no application may be submitted until four years after the date of first licensure. Products deemed interchangeable (as opposed to biosimilar) are also eligible for certain exclusivity.

Please also read our discussion of patent and intellectual property matters in Item 1A “Risk Factors” section of this report.

Orphan Drug Designation

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as “orphan” drugs. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, and a drug may also be considered an orphan even if the drug treats a disease or condition affecting more than 200,000 individuals in the United States where the drug has no expected profitability. Orphan drug designation does not necessarily convey any advantage in, or shorten the duration of, the regulatory review and process for marketing approval. If a product with an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, during which time FDA will not approve any other application to market the same drug for the same indication except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Also, competitors are not prohibited from receiving approval to market the same drug or biologic for a different indication than that which received orphan approval.

Under European Union medicines laws, the criteria for designating an “orphan medicinal product” are similar in principle to those in the United States. Criteria for orphan designation are set out in Article 3 of Regulation (EC) 141/2000 on the basis of two alternative conditions. A medicinal product may be designated as orphan if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10 thousand persons in the European Union (EU) when the application is made. This is commonly known as the “disease prevalence criterion” Alternatively, a product may be so designated if it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and if without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment. This is commonly known as the “insufficient return criterion.”

These two alternative criteria must cumulatively meet the second condition that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. “Significant benefit” is defined in Regulation (EC) 847/2000 as a clinically relevant advantage or a major contribution to patient care.

Upon grant of a marketing authorization, orphan medicinal products are entitled to ten years of market exclusivity in respect of the approved therapeutic indication. Within the period of market exclusivity, no competent authority in the EU is permitted to accept an application for marketing authorization, a variation or a line-extension for the same approved therapeutic indication in respect of a similar medicinal product pursuant to Article 8.1 of Regulation 141/2000 unless one of derogations set out in Article 8.3 of the same Regulation applies. In order to determine whether two products are considered similar, Regulation 847/2000 requires an assessment of the principal molecular structure and the underlying mode of action. Any minor variation or modification of the principal molecular structure would not ordinarily render the second product dissimilar to the first authorized product.

In order for the second applicant to break the market exclusivity granted to the first authorized similar medicinal product in respect of the same therapeutic indication, the second applicant would principally rely upon data to demonstrate that his product is safer, more efficacious or clinically superior to the first product pursuant to Article 8.3(c) of Regulation 141/2000. Ordinarily, such an assessment will require a head-to-head comparative clinical trial for the purpose of demonstrating clinical superiority.

The 10-year market exclusivity may be reduced to 6 years if at the end of the fifth year it is established that the product no longer meets the criteria for orphan designation on the basis of available evidence.

Fusilev has been granted orphan drug designations for its use in conjunction with high dose methotrexate in the treatment of osteosarcoma and for its use in combination chemotherapy with the approved agent 5-fluorouracil in the palliative treatment of metastatic adenocarcinoma of the colon and rectum (colorectal cancer). In addition, belinostat has been granted an orphan drug designation for PTCL. As discussed above, a drug with orphan designation status may obtain orphan exclusivity upon marketing approval under specified conditions set out in the applicable laws and regulations.

Governmental Regulation

The development, production and marketing of our proprietary and generic drug products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation. The Federal Food, Drug, and Cosmetic Act, as amended from time to time, and the regulations promulgated there under, as well as other federal and state statutes and regulations, govern, among other things, the development, approval, manufacture, safety, labeling, storage, record keeping, distribution, promotion, and advertising of our products. Product development and approval within this regulatory framework, including for drugs already at a clinical stage of development, can take many years and require the expenditure of substantial resources, and to obtain FDA approval, a product must satisfy mandatory procedures and safety and efficacy requirements. In addition, each drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA’s current good manufacturing practice (cGMP) regulations and are subject to inspections by the FDA. To supply drug ingredients or products for use in the United States, foreign manufacturing establishments must also comply with cGMP and are subject to inspections by the FDA or by other regulatory authorities in certain countries under reciprocal agreements with the FDA.

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

Investigational New Drug Application:  After pre-clinical testing, an Investigational New Drug, or IND, Application is submitted to the FDA to request the ability to begin human testing of the drug. An IND becomes effective thirty days after the FDA receives the application (unless the FDA notifies the sponsor of a clinical hold), or upon prior notification by the FDA.

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

New Drug Application:  After completion of all three clinical trial phases, if the data indicates that the drug is safe and effective, a NDA is filed with the FDA requesting FDA approval to market the new drug as a treatment for the target disease.

Fast Track and Priority Review:  The FDA has established procedures for accelerating the approval of drugs to be marketed for serious or life threatening diseases for which the manufacturer can demonstrate the potential to address unmet medical needs.

Abbreviated New Drug Application:  An ANDA is the abbreviated review and approval process created by the Drug Price Competition and Patent Term Restoration Act of 1984 signed into law in part for the accelerated approval of generic drugs. When a company files an ANDA, it must make a patent certification regarding the patents covering the branded product listed in the FDA’s Orange Book. An ANDA applicant must make one of four certifications: (1) that there is no patent information listed in the Orange Book; (2) that the listed patent has expired; (3) that the listed patent will expire on a stated date and the applicant will not market the product until the patent expires; or (4) that the listed patent is invalid or will not be infringed by the generic product. The ANDA drug development and approval process generally takes less time than the NDA drug development and approval process since the ANDA process usually does not require new clinical trials establishing the safety and efficacy of the drug product.

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

Post-Approval Studies Requirements under FDAAA:  The Food and Drug Administration Amendments Act of 2007 (FDAAA), which President Bush signed into law in September 2007, significantly added to the FDA’s authority to require post-approval studies. Under the FDAAA, if the FDA becomes aware of new safety information after approval of a product, they may require us to conduct further clinical trials to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in administrative action being taken by FDA, including substantial civil fines.

Risk Evaluation and Mitigation Strategy Authority under FDAAA:  The FDAAA also gave the FDA new authority to require the implementation of a Risk Evaluation and Mitigation Strategy (REMS) for a product when necessary to minimize known and preventable safety risks associated with the product. The FDA may require the submission of a REMS before a product is approved, or after approval based on “new safety information,” including new analyses of existing safety information. A REMS may include a medication guide, patient package insert, a plan for communication with healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the product, which could include imposing certain restrictions on distribution or use of a product. A REMS must include a timetable for submission of assessments of the strategy at specified time intervals. Failure to comply with a REMS — including the submission of a required assessment — may result in substantial civil or criminal penalties.

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

The Patient Protection and Affordable Care Act (PPACA) signed into law on March 23, 2010 creates the Patient Centered Outcomes Research Institute, a private, non-profit corporation that is tasked with assisting patients, clinician, purchasers, and policy-makers in making informed health decisions. One of the Institute’s initiatives will be to conduct comparative clinical effectiveness research, which is defined as “research evaluating and comparing health outcomes and the clinical effectiveness, risks, and benefits of 2 or more medical treatments, services, and items.” It is important to note that the Institute would not be permitted to mandate coverage, reimbursement, or other policies for any public or private payer.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country/region to country/region, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also may vary, sometimes significantly, from country/region to country/region.

Under the European Union regulatory systems, we may submit marketing authorization applications either under a centralized procedure or decentralized procedure or the mutual recognition procedure. The centralized procedure is mandatory for medicines produced by a biotechnological process. The procedure is also mandatory for new active substances which are indicated for treatment of several diseases or conditions, including cancer and orphan conditions. Companies may apply for centralized assessment if the product contains a new active substance or the product constitutes significant therapeutic, scientific or technical innovation or the granting of authorization under the centralized procedure is in the interests of the EU patients. A centralized marketing authorization is valid in all European Union member states. This marketing authorization is issued in the form of a Commission decision which is legally binding in its entirety to which it is addressed.

Directive 2004/27/EC introduced two Community parallel procedures to the centralized procedure to allow a product to be progressively authorized in each of the member states of the EU. They are the decentralized procedure and the mutual recognition procedure. The mutual recognition procedure applies where the product has already been authorized in a member state of the EU that will act as reference member state. The national marketing authorization granted by the reference member state forms the basis for mutual recognition in the member states chosen by the applicant. In the decentralized procedure, the product in question is not authorized in any one the EU member states. In such a situation, the applicant company will request a member state to act as the reference member state to lead the scientific assessment for the benefit/risk balance for agreement by the concerned member states. In both cases, the concerned member states have up to 90 days to accept or raise reasoned objections to the assessment made by the reference member state.

In addition, pricing and reimbursement is subject to negotiation and regulation in most countries outside the United States. Increasingly, adoption of a new product for use in national health services is subject to health technology assessment under the national rules and regulations to establish the clinical effectiveness and cost-effectiveness of a new treatment. In some countries, in order to contain health care expenditures, reference price is introduced in order for the national healthcare providers to achieve a price comparable to the reference price in the same therapeutic category. We may therefore face the risk that the resulting prices would be insufficient to generate an acceptable return to us.

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

The PPACA enacted significant reforms, including revising the definition of “average manufacturer price” for reporting purposes, increasing Medicaid rebates, expanding the 340B drug discount program, and making changes to affect the Medicare Part D coverage gap, or “donut hole.” In the coming years, additional significant changes could be made to governmental healthcare programs, and the United States healthcare system as a whole, that may result in significantly increased rebates, decreased pricing flexibility, diminished negotiating flexibility, coverage and reimbursement limitations based upon comparative and cost-effectiveness reviews, and other measures that could significantly impact the success of our products.

In many foreign markets, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Employees

The efforts of our employees are critical to our success. We believe that we have assembled a strong management team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. As of December 31, 2009, we had 158 employees, of which 8 held a M.D. degree, 16 held a Ph.D. degree and 3 held a Pharm. D degree. We cannot be sure that we will be able to attract and retain qualified personnel in sufficient numbers to meet our needs. Our employees are not subject to any collective bargaining agreements, and we regard our relations with our employees to be good.

Corporate Background and Available Information

We are a Delaware corporation that was originally incorporated in Colorado as Americus Funding Corporation in December 1987, became NeoTherapeutics, Inc. in August 1996, was reincorporated in Delaware in June 1997, and was renamed Spectrum Pharmaceuticals, Inc. in December 2002.

We also maintain websites located at http://www.sppirx.com and http://www.spectrumpharm.com, and electronic copies of our periodic and current reports, proxy statements for our annual stockholder’s meetings, and any amendments to those reports, are available, free of charge, under the “Investor Relations” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

For financial information regarding our business activities, please see “Item 8 — Financial Statements and Supplementary Data.”

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. Our business, financial condition, operating results and prospects can be impacted by a number of factors, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment. You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Failure to satisfactorily achieve any of our objectives or avoid any of the risks below would likely have a material adverse effect on our business and results of operations.

Risks Related to Our Business

Like other early-stage biotech companies, we have a history of operating losses and our losses may continue to increase as we expand our commercialization and development efforts, and our efforts may never result in profitability.

Our cumulative losses since our inception in 1987 through December 31, 2009 were approximately $262.0 million. Our net losses in 2009, 2008 and 2007 were approximately $19.0 million, $14.2 million and $22.0 million, respectively, after recording approximately $8.1 million, $1.3 million and $12.1 million, respectively, of warrant based income due to our restatement of previously issued financial statements. We expect to continue to incur additional losses as we implement our growth strategy of commercializing our approved drug products and developing our pipeline products for at least the next few years. We may never achieve significant revenues from sales of products or become profitable. Even if we eventually generate significant revenues from sales, we will likely continue to incur losses over the next several years.

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

Historically, we have had limited internal experience in selling, marketing or distributing pharmaceutical products. However, we have recently built a commercial team to market our approved products and we continue to seek top talent to add to the team. If we are not able to effectively hire and maintain qualified individuals as part of our commercial team, our product sales and resulting revenues will be negatively impacted.

If we are unable to maintain or obtain improved reimbursement rates for Zevalin, the product’s operating results may be harmed, which could adversely affect our financial and operating results.

Effective January 1, 2010, the Centers for Medicare & Medicaid Services (CMS) finalized a policy to allow reimbursement for Zevalin in the Hospital Outpatient Prospective Payment System (HOPPS), based on the Average Sales Price (ASP) methodology applicable to other injectable drugs and biologicals. We will seek a consistent reimbursement methodology in the community clinic setting. If we are not able to maintain this reimbursement methodology in the HOPPS setting or obtain one in the community setting, we could face significant difficulty in getting health care providers to prescribe Zevalin, which will have an adverse impact on the product’s expected operating results, and in turn adversely impact our financial and operating results.

We may face difficulties in achieving broader market acceptance of Zevalin if we do not invest significantly in our sales and marketing infrastructure.

United States sales of Zevalin have declined over the several years prior to our acquisition of the Zevalin assets. We believe that an enhanced sales and marketing strategy for Zevalin, in conjunction with efforts to obtain approval by the FDA for expanded uses of Zevalin, has significant potential to increase sales of and revenue from Zevalin over the next few years. However, implementation of the sales and marketing strategy for Zevalin, and the efforts to expand approved usage of Zevalin, will require a continued significant investment of financial and other resources by us for the foreseeable future and may not ultimately increase Zevalin sales or allow us to realize the anticipated benefits from our investment in the product. Additionally, our efforts to establish an effective commercial team for Zevalin will require significant commitments of both financial and management resources by us, and may not ultimately be successful due a variety of factors, including industry competition for effective commercial personnel or the inability of us to dedicate the necessary resources to those efforts.

Although chemotherapy is still the backbone to B-cell follicular NHL, monoclonal antibody development has been paramount to the success of therapeutic options for this tumor type. Rituximab, a chimeric anti-CD20 monoclonal antibody, whether as monotherapy or in combination with chemotherapy (CHOP-R, CVP-R) has been a mainstay in the therapeutic options for low grade follicular NHL. Much ongoing research has focused on optimizing monoclonal antibody use, integrating them into multi-agent regimens, and developing newer antibodies. Attempts to improve the efficacy of monoclonal antibody-based therapy have included altering the dosing schedule, optimizing patient selection, maintenance therapy, and improving upon radioimmunotherapy, as well as combinations with cytotoxic molecules and other novel agents. The eventual goal of targeted therapies is to individualize treatment to increase response and survival, while reducing treatment-related toxicity.

There are many monoclonal antibodies in development for NHL, including Ofatumumab, Veltuzumab, GA 101, AME-133 (all targeting CD20), Galizimab (targeting CD80), Dacetuzumab (targeting CD40), Lucatumumab (targeting CD40), Alemtuzumab (targeting CD52). Furthermore, tumor necrosis factor-related apoptosis ligand, small modular immunopharmaceuticals, drug-antibody conjugates are also in the competitive landscape and under development for low grade NHL.

In addition, Treanda (Bendamustine), a chemotherapeutic, approved in the area of indolent B-cell NHL that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen, has emerged as a competitive force for Zevalin in both the relapsed, refractory setting and in the first line setting (BR — in combination with Rituximab).

There are three key trials in first line therapy of follicular lymphoma. The ECOG 4402/RESORT trial is comparing rituximab maintenance and re-treatment on progression after a CR or PR to initial rituximab treatment in patients with low tumor burden. The GELA PRIMA trial is examining maintenance rituximab versus observation in patients with high tumor burden achieving a CRor PR with CHOP, CVP, or FCM plus rituximab. The SWOG 0016 trial is comparing R-CHOP with CHOP followed by Bexxar® in patients with high tumor burden.

We are aware of several competitors attempting to develop and market products competitive to Zevalin, which may reduce or eliminate our commercial opportunity.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes, and a number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that Zevalin targets.

We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to Zevalin are in various stages of development, some of which have been filed for approval with the FDA or have been approved by regulatory authorities in other countries. Also, there are many ongoing studies with currently marketed products including Rituxan®, Treanda® and other developmental products, which may yield new data that could adversely impact the use of Zevalin in specific states for which it has obtained FDA approval

Some of the companies developing competing technologies and products have significantly greater financial resources and expertise in development, manufacturing, obtaining regulatory approvals, and marketing than we do. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The introduction of competitive products to Zevalin could significantly reduce the sales of Zevalin, which, in turn would adversely impact our financial and operating results.

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

Our drug product Fusilev may not be more cost-effective than competing drugs and otherwise may not have any competitive advantage, which could hinder our ability to successfully commercialize it.

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

The development of our drug product, belinostat, may be adversely affected if the development efforts of TopoTarget, who retained certain rights to the product, are not successful.

TopoTarget licensed to us the rights to develop and market belinostat in the United States, Canada, Mexico and India. TopoTarget is currently fully funding and overseeing one clinical study underway with Belinostat. In addition, TopoTarget has agreed to partially fund other development expenses for belinostat. We do not fully control the drug development process under our agreement with TopoTarget. TopoTarget, or its partners, may conduct their own clinical trials on belinostat for regulatory approval in all other parts of the world. We will not have control over such development activities and our ability to attain regulatory approvals for belinostat may be adversely impacted if its efforts are not successful.

The development of our drug product, ozarelix, may be adversely affected if the development efforts of Aeterna Zentaris, who retained certain rights to the product, are not successful.

Aeterna Zentaris licensed to us the rights to develop and market ozarelix in the United States, Canada, Mexico and India. Aeterna Zentaris, or its partners, may conduct their own clinical trials on ozarelix for regulatory approval in all other parts of the world. We will not have control over such development activities and our ability to attain regulatory approvals for ozarelix may be adversely impacted if its efforts are not successful.

The development of our drug product, satraplatin, depends on the efforts of a third party and, therefore, its eventual success or commercial viability is largely beyond our control.

In 2002, we entered into a co-development and license agreement with GPC, for the worldwide development and commercialization of our drug product, satraplatin. GPC has agreed to fully fund development and commercialization expenses for satraplatin. We do not have control over the drug development process and therefore the success of this product depends upon the efforts of GPC and any of its sublicensees. GPC may not be successful in the clinical development of the drug, obtaining approval of the product by regulatory authorities, or the eventual commercialization of satraplatin.

Our dependence on key executives, scientists and sales and marketing personnel could impact the development and management of our business.

We are highly dependent upon our ability to attract and retain qualified scientific, technical sales & marketing and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have an employment agreement with our Chief Executive Officer, we do not ordinarily enter into employment agreements with our other key scientific, technical and managerial employees.

As we evolve from a company primarily involved in development to a company also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

We only recently began commercial sales of our products and have had to increase our personnel accordingly, including establishing a direct sales force and complete commercial team. In addition, as we advance our drug products through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

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

We may have conflicts with our partners, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our drug product, and in turn prevent us from generating revenues:

•	unwillingness on the part of a partner to pay us milestone payments or royalties that we believe are due to us under a collaboration;

•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

•	unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials;

•	unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

•	initiation of litigation or alternative dispute resolution options by either party to resolve the dispute;

•	attempts by either party to terminate the collaboration;

•	our ability to maintain or defend our intellectual property rights may be compromised by our partner’s acts or omissions;

•	a partner may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	a partner may change the focus of their development and commercialization efforts. As previously noted, pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if future partners decrease or fail to increase spending relating to such products;

•	unwillingness of a partner to fully fund or commit sufficient resources to the testing, marketing, distribution or development of our products;

•	unwillingness or ability of a partner to fulfill their obligations to us. A partner may develop alternative products either on their own or in collaboration with others, or encounter conflicts of interest or changes in business strategy or other business issues; and/or

•	we may not be able to guarantee supplies of development or marketed products.

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

Competition for branded or proprietary drugs is less driven by price and is more focused on innovation in the treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies. We may not be successful in any or all of our current clinical studies; or if successful, and if one or more of our drug products is approved by the FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our drug products. Companies that have products on the market or in research and development that target the same indications as our products target include, among others, Abraxis Bioscience, Inc., Astra Zeneca LP, Bayer AG, Endo Pharmaceuticals, Eli Lilly and Co., Novartis Pharmaceuticals Corporation, Genentech, Inc., Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Cephalon, Inc., Sanofi-aventis, Inc., Pfizer, Inc., Genta Incorporated, Merck, Celegen Corporate, Allos Therapeutics, Inc., BiPar Sciences, Inc., Genzyme Corporation, Shire Pharmaceuticals, Abbott Laboratories, Poniard Pharmaceuticals, Inc., Roche Pharmaceuticals and Johnson & Johnson who may be more advanced in the development of competing drug products or are more established. Many of our competitors are large and well-capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

Our supply of drug products will be dependent upon the production capabilities of contract manufacturing organizations (CMOs) and component and packaging supply sources, and, if such CMOs are not able to meet our demands, we may be limited in our ability to meet demand for our products, ensure regulatory compliance or maximize profit on the sale of our products.

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

Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adherence to the FDA’s current Good Manufacturing Practice (cGMP) requirements, the possible breach of the manufacturing agreement by the CMO and the possibility of termination or non-renewal of the agreement by the CMO, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our drug products, our CMO facilities must pass an FDA pre-approval inspection. In order to obtain approval, all of the facility’s manufacturing methods, equipment and processes must comply with cGMP requirements. The cGMP requirements govern all areas of record keeping, production processes and controls, personnel and quality control. In addition, our CMOs will be subject to on-going periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our CMOs’ compliance with these regulations and standards. Any failure of our third party manufacturers or us to comply with applicable regulations, including an FDA pre-approval inspection and cGMP requirements, could result in sanctions being imposed on them or us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

We may not be successful in establishing additional active pharmaceutical ingredient or finished dose drug supply relationships, which would limit our ability to develop and market our drug products.

Success in the development and marketing of our drugs depends in part upon our ability to maintain, expand and enhance our existing relationships and establish new sources of supply for active pharmaceutical ingredients (API) or for the manufacture of our finished dose drug products. We do not presently intend to focus our research and development efforts on developing APIs or manufacturing of finished dosage form for our drugs. In addition, we currently have no capacity to manufacture APIs or finished dose drug products and do not intend to spend our capital resources to develop the capacity to do so. Therefore, we must rely on relationships with API suppliers and other CMOs, to supply our APIs and finished dose drug products. We may not be successful in maintaining, expanding or enhancing our existing relationships or in securing new relationships with API suppliers or CMOs. If we fail to maintain or expand our existing relationships or secure new relationships, our ability to develop and market our drug products could be harmed.

We rely on contract suppliers to supply our existing products, and will likely do the same for other products that we may develop, commercialize or acquire in the future. Contract suppliers may not be able to meet our needs with respect to timing, cost, quantity or quality. All of our suppliers are sole-source suppliers, including for Zevalin and Fusilev, and no currently qualified alternative suppliers exist. If problems arise during the production of a batch of our products, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent that one of our suppliers experiences significant manufacturing problems, this could have a material adverse effect on our revenues and profitability.

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

We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. Generally, we are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date up to twelve months after their expiration. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. In addition, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer (in our case, the GPOs) pays (wholesale acquisition cost) and the price that the GPO’s end-customer pays for a product (contracted customer). Since we have only recently begun commercial distribution of our products, we do not have historical data on returns and allowances. Although we have estimated the allowances very conservatively, actual results may differ significantly from our estimated allowances for discounts, returns, rebates and chargebacks. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Such changes to estimates will be made to the financial statements in the year in which the estimate is charged. In addition, our financial position, results of operations and cash flows may be materially and negatively impacted if actual future payments for allowances, discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products.

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

In the United States, there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that private insurance plans may pay to reimburse the cost of drugs, including our products. We believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may also impact sales of our products. In addition, current third-party reimbursement policies for our products may change at any time. Negative changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, products, which could result in lower sales of our products, thereby weakening our competitive position and negatively impacting our results of operations.

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

We sell Fusilev primarily through wholesalers. These wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. A small number of large wholesale distributors control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through fee-for-service arrangements, and their purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that we can manage these pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.

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

We intend to market certain of our existing and future product candidates in non-U.S. markets. In order to market our existing and future product candidates in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals according to the applicable domestic laws and regulations. We have had limited interactions with non-U.S. regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not necessarily ensure approval by regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval as well as other risks specific to the jurisdictions in which we may seek approval. We may not obtain non-U.S. regulatory approvals on a timely basis, if at all. We may not be able to file for non-U.S. regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

Even after we receive regulatory approval to market our drug products, the market may not be receptive to our drug products upon their commercial introduction, which would negatively impact our ability to achieve profitability.

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

Government agencies such as the Centers for Medicare & Medicaid Services promulgate regulations, and issue guidelines, directly applicable to us and to our products. In addition, third parties such as professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations may relate to such matters as usage, dosage, route of administration and use of related therapies and reimbursement of our products by government and private payers. Third-party organizations like the above have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased use and/or dosage of our products.

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

The FDA and comparable agencies in foreign countries impose many requirements related to the drug development process through lengthy and rigorous clinical testing and data collection procedures, and other costly and time consuming compliance procedures. While we believe that we are currently in compliance with applicable FDA regulations, if our partners, the contract research organizations or contract manufacturers with which we have relationships, or we fail to comply with the regulations applicable to our clinical testing, the FDA may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, an institutional review board, third party investigators, any comparable regulatory agency in another country, or we, may suspend clinical trials at any time if the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future drug product to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies, or the data derived from the clinical tests may be unsuitable for submission to the FDA or other regulatory agencies. Once we submit an application seeking approval to market a drug product, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain these approvals, our business and prospects may be significantly damaged.

If we obtain regulatory approval for our drug products, we, our partners, our manufacturers, and other contract entities will continue to be subject to extensive requirements by a number of national, foreign, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, effectiveness, labeling, storage, quality control, adverse event reporting, record keeping, approval, advertising and promotion of our future products. Failure to comply with applicable regulatory requirements could, among other things, result in:

•	warning letters;

•	fines;

•	changes in advertising;

•	revocation or suspension of regulatory approvals of products;

•	product recalls or seizures;

•	delays, interruption, or suspension of product distribution, marketing and sale;

•	civil or criminal sanctions;

•	suspend or terminate any of our ongoing clinical trials;

•	impose restrictions on our operations;

•	close the facilities of our contract manufacturers; and

•	refusals to approve new products.

The discovery of previously unknown safety risks with drug products approved to go to market may raise costs or prevent us from marketing such products or change the labeling of our products or take other potentially limiting or costly actions if we or others identify safety risks after our products are on the market.

The later discovery of previously unknown safety risks with our products may result in restrictions of the drug product, including withdrawal from the market. The FDA may revisit and change its prior determinations with regard to the safety and efficacy of our products. If the FDA’s position changes, we may be required to change our labeling or to cease manufacture and marketing of the products at issue. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our products if concerns about their safety or effectiveness develop.

On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007, significantly adding to the FDA’s authority including allowing the FDA to (i) require sponsors of marketed products to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk; (ii) mandate labeling changes to products, at any point in a product’s lifecycle, based on new safety information and (iii) require sponsors to implement a Risk Evaluation and Mitigation Strategy (REMS), for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the drug (either prior to approval or post-approval as necessary), which could include imposing certain restrictions on distribution or use of a product. Failure to comply with a REMS could result in significant civil monetary penalties or other administrative actions by FDA. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.

Our failure to comply with FDA (and related) regulations applicable to our business may subject us to sanctions, which could damage our reputation and adversely affect our business condition.

In the U.S., the FDA, and comparable state regulatory agencies and enforcement authorities, impose requirements on us as a manufacturer and marketer of prescription drug products. Drug manufacturers are required to register with FDA, and are required to comply with various regulatory requirements regarding drug research, manufacturing, distribution, reporting and recordkeeping. Most drug products must be approved by the FDA prior to marketing, and companies are required to comply with numerous post-marketing requirements. Drug manufacturing establishments are subject to inspection by the FDA for compliance with cGMP regulations and other applicable regulations.

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

In both the United States and certain foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory proposals related to pricing and reimbursement that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act (PPACA) signed into law on March 23, 2010 enacted provision including a revision to the definition of “average manufacturer price” for reporting purposes, increasing Medicaid rebates, expanding the 340B drug discount program, and making changes to affect the Medicare Part D coverage gap, or “donut hole.” These reforms will significantly impact the pharmaceutical industry; however, the full effects will take as these laws are implemented and the Centers for Medicare & Medicaid Services and other agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

Moreover, in the coming years, additional changes could be made to governmental healthcare programs, and the delivery of healthcare generally, that could significantly impact the success of our products. The sales of our products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations. Both the Federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of health care. Such legislation and regulations may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues.

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

The high cost of pharmaceutical prices continues to generate substantial government interest. Various governmental entities may focus on pharmaceutical prices by holding hearings or launching investigations regarding the pricing for drugs by pharmaceutical companies such as ours and the ability of patients to obtain drugs. In December 2009, the Government Accounting Office released its report on the growing cost of brand-name prescription drugs. In addition, in July 2008, the Joint Economic Committee of Congress held hearings on the pricing of drugs for rare conditions. Based on further developments, we may be required to decrease the price that we charge for our products, thereby negatively affecting our financial results.

In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. Drug pricing may be made against a reference price set by the healthcare providers as a measure for healthcare cost containment. Pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that seeks to address the clinical effectiveness and cost-effectiveness of our product candidate as compared with other available therapies as part of the health technology assessment. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels for the purpose of adoption of these products in the national health services in these jurisdictions, our profitability will likely be negatively affected.

If we market products in a manner that violates health care anti-kickback or other anti-fraud and anti-abuse laws, we may be subject to civil or criminal penalties, including exclusions from participation in Federal health care programs.

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

Sanctions under these Federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The PPACA makes several important changes to the federal anti-kickback statute, false claims laws, and health care fraud statute — for example by weakening the intent requirement for under the anti-kickback and health care fraud statutes — that may make it easier for the government, or whistleblowers to charge such fraud and abuse violations. In addition, the PPACA increase penalties for fraud and abuse violations. If our past, present or future operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we are subject, we may be subject to the applicable penalty associated with the violation which could adversely affect our ability to operate our business and our financial results.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	in certain jurisdictions, we or our licensors might not have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to participate in expensive and protracted interference proceedings to determine priority of invention;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative product candidates or duplicate any of our or our licensors’ product candidates;

•	our or our licensors’ pending patent applications may not result in issued patents;

•	our or our licensors’ issued patents may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;

•	others may design around our or our licensors’ patent claims to produce competitive products that fall outside the scope of our or our licensors’ patents;

•	we may not develop or in-license additional patentable proprietary technologies related to our product candidates; or

•	the patents of others may prevent us from marketing one or more of our product candidates for one or more indications that may be valuable to our business strategy.

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

The patent positions related to our drug products are inherently uncertain and involve complex legal and factual issues. Although we are not aware of any infringement by any of our drug products on the rights of any third party, there may be third party patents or other intellectual property rights, including trademarks and copyrights, relevant to our drug products of which we are not aware. Third parties may assert patent or other intellectual property infringement claims against us with products. This could draw us into costly litigation as well as result in the loss of our use of the intellectual property that is critical to our business strategy.

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

We may be held liable if any product we or our partners develop causes injury or is found otherwise unsuitable during product testing, manufacturing, clinical trials, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. Although we currently carry product liability insurance in the amount of at least $15.0 million in the aggregate, it is possible that this coverage will be insufficient to protect us from future claims. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Failure to maintain sufficient insurance coverage could have a material adverse effect on our business, prospects and results of operations if claims are made that exceed our coverage.

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

As of March 29, 2010, there were approximately 49.2 million shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if vested, exercised or converted, would obligate us to issue up to approximately 19.1 million additional shares of common stock. However, we would receive over $104.0 million from the issuance of shares of common stock upon the exercise of all of the options and warrants. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we may sell additional shares of common stock or securities convertible or exercisable into common stock in public or private offerings, which would be available for resale in the market. The market price of our common stock could fall as a result of sales of any of these shares of common stock due to the increased number of shares available for sale in the market.

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

Factors that may cause the market price and volume of our common stock to decrease include:

•	recognition on up-front licensing or other fees or revenues;

•	payments of non-refundable up-front or license fees, or payment for cost-sharing expenses, to third parties;

•	adverse results or delays in our clinical trials;

•	fluctuations in our results of operations;

•	timing and announcements of our bio-technological innovations or new products or those of our competitors;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	announcements of FDA non-approval of our drug products, or delays in the FDA or other foreign regulatory review process or actions;

•	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

•	concerns about our products being reimbursed;

•	any lawsuit involving us or our drug products;

•	developments with respect to our patents and proprietary rights;

•	announcements of technological innovations or new products by our competitors;

•	public concern as to the safety of products developed by us or others;

•	regulatory developments in the United States and in foreign countries;

•	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

•	the pharmaceutical industry generally and general market conditions;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. Since January 1, 2009 through March 29, 2010, the price of our common stock ranged between $1.39 and $10.00, and the daily trading volume was as high as 15,476,100 shares and as low as 27,100 shares. In addition, due in large part to the current global economic crisis many institutional investors that historically had invested in specialty pharmaceutical companies have ceased operations or further investment in these companies, which has had negatively impacted trading volume for our stock.

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

The restatement of our historical financial statements has already consumed, and may continue to consume, a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

As described earlier, we have restated our consolidated financial statements. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will have no inquiries from the SEC or NASDAQ regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and stockholder lawsuits related thereto.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

As described in greater detail elsewhere in this Annual Report on Form 10-K, in connection with the restatement process, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting, specifically with regard to our prior interpretation of ASC 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (formerly known as Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”), as it related to the accounting for and classification of certain warrant instruments dating back to September 2005 that we had previously classified as equity. Upon a reassessment of those financial instruments, in light of GAAP as currently interpreted, we determined that we should have accounted for certain warrant instruments as debt instead of equity. Given this material weakness with regard to warrants, management was unable to conclude that we maintained effective internal control over financial reporting as of December 31, 2009.

Since the determination regarding this material weakness, we plan to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better evaluate and document our research and understanding of the nuances of increasingly complex accounting standards. Our plans include the following: enhanced access to accounting literature, research materials and documents; identification of third party professionals with whom to consult regarding complex accounting applications; and the consideration of involving additional staff with the requisite experience and training to supplement our current accounting professionals. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse affect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our publicly-filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time, and we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and could result in material liability to us and have a material adverse impact on the trading price of our common stock.

We were unable to timely file this Annual Report on Form 10-K as required by the Securities Exchange Act of 1934. Our continued inability to file these reports on time could result in investors not having access to important information about us and the delisting of our common stock from NASDAQ.

We were late in filing this Annual Report on Form 10-K. As a result, we may not be in compliance with the continued listing requirements of the NASDAQ Global Market and with applicable SEC rules under the Securities

Exchange Act of 1934 (Exchange Act). We are required to comply with these rules as a condition of the continued listing of our common stock on NASDAQ.

Although we have been timely with respect to other annual and quarterly reports, there can be no assurance that we will be able to timely file all such reports in the future. If we are unable to timely file these reports in the future, you may not receive important information about us in a timely manner. In addition, our common stock could be delisted from NASDAQ, which could materially adversely impact the liquidity and price of our common stock.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to federal and state income taxes in the United States and our tax liabilities are dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets, and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have an impact on our results of operations.

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

Our principle executive office is located at 157 Technology Drive, Irvine, California 92618. The lease on this facility expires on June 30, 2016. In addition, we also have an office in Henderson, Nevada. We lease this space pursuant to an agreement that expires on September 30, 2011. We also lease small administrative offices in Zurich, Switzerland, Montreal, Canada, and Mumbai, India on an expense-sharing basis. The financial and other terms of these lease arrangements are not material to our business. We believe that our leased facilities are adequate to meet our needs at this time.

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

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of March 29, 2010 there were 49,170,969 shares of common stock outstanding and 359 shareholders of record. On March 29, 2010, the closing sale price of our common stock was $4.64 per share.

Market for Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “SPPI.” The high and low sale prices of our common stock reported by NASDAQ during each quarter ended in 2009 and 2008 were as follows:

	High	Low

Year 2009
Quarter Ended
March 31	$2.10	$1.39
June 30	$8.15	$1.75
September 30	$10.00	$4.76
December 31	$6.74	$3.97
Year 2008
Quarter Ended
March 31	$3.35	$2.25
June 30	$2.98	$0.46
September 30	$1.90	$1.30
December 31	$2.25	$0.55

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

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with U.S. Generally Accepted Accounting Principles and gives effect to the restatements described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 to our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2009, 2008 (as restated) and 2007 (as restated), the consolidated balance sheet data as of December 31, 2009 and 2008 (as restated), have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Financial data for the years ended December 31, 2007, 2006 and 2005 (all as restated) and as of December 31, 2007, 2006 and 2005 (all as restated) has been derived from our restated financial statements not included herein. Certain reclassifications have been made to prior-years’ comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED FINANCIAL INFORMATION

Statement of Operations Data for the Years Ended December 31:	2009	2008	2007	2006	2005
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except Share data)

Total revenues	$38,025	$28,725	$7,672	$5,673	$577

Operating expenses:
Cost of product sales (excludes amortization of purchased intangibles shown below)	8,148	1,193	—	97	397
Selling, general and administrative	33,607	15,156	11,577	7,736	6,615
Research and development	21,058	26,683	33,285	23,728	13,483
Amortization of purchased intangibles	3,720	158	—	—	—
Acquired in-process research and development	—	4,700	—	—	—

Loss from operations	(28,508)	(19,165)	(37,190)	(25,888)	(19,918)
Change in fair value of common stock warrant liability	8,075	1,271	12,055	(2,485)	3,867
Other income, net	662	1,165	3,139	2,606	1,279

Pre-tax net loss	$(19,771)	$(16,729)	$(21,996)	$(25,767)	$(14,772)
Income tax expense	(421)	(5)	(5)	(5)	(4)
Net loss attributable to non-controlling interest	1,146	2,538	20	3	1

Net loss — attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(19,046)	$(14,196)	$(21,981)	$(25,769)	$(14,775)

Basic and diluted net loss per share — attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(0.48)	$(0.45)	$(0.76)	$(1.06)	$(0.84)

Cash dividends on common stock	$—	$—	$—	$—	$—

Balance Sheet Data at December 31:	2009	2008	2007	2006	2005
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except Share data)

Cash, cash equivalents and marketable securities	$113,341	$75,938	$55,659	$50,697	$63,667
Other current assets	12,916	12,310	953	1,590	718
Property and equipment, net	1,928	1,782	716	625	562
Intangible assets and goodwill, net	33,325	37,042	—	—	—
Other assets	11,623	2,437	212	205	128

Total assets	$173,133	$129,509	$57,540	$53,117	$65,075

Current liabilities	$32,864	$32,806	$7,799	$6,233	$3,828
Common stock warrant liability	6,635	765	2,035	14,090	11,605
Other non-current-liabilities	25,310	42,822	992	1,035	241
Commitments and contingencies
Total equity (including non-controlling interest)	108,324	53,116	46,714	31,759	49,401

Total liabilities and equity	$173,133	$129,509	$57,540	$53,117	$65,075

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The information below has been adjusted solely to reflect the impact of the restatement of our financial results which is more fully described in Note 2 to the consolidated financial statements contained in this Annual Report on Form 10-K and under the paragraph “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the filing of our reports originally presenting the financial information being restated or update any disclosure herein to reflect the passage of time since the date of such filings. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Reference is made in particular to forward-looking statements regarding the success of our drug candidates, the safety and efficacy of our drug candidates’ product approvals, product sales, revenue development timelines, product acquisitions, liquidity and capital resources and trends. Our actual results could differ materially from those discussed here. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere, including under Item 1A “Risk Factors” of this Annual Report on Form 10-K. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K.

Restatement of Previously Issued Consolidated Financial Statements

As discussed above under Item 1, “Restatement of Privately Issued Consolidated Financial Statements” in this Annual Report on Form 10-K, we have restated our previously issued consolidated financial statements for fiscal years ended December 31, 2007 and 2008, and each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended March 31, 2008 through September 30, 2009 to reclassify warrant contracts based on a reassessment of the applicable accounting and classification. In connection with the warrants issued in registered offerings during 2005 and 2009, the Company had previously classified the warrants as equity under its evaluation of applicable guidance contained in ASC 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (formerly known as Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”), a highly complex area of accounting. In connection with the audit for the fiscal year 2009, the Company, in consultation with Ernst & Young, reassessed the accounting classification of the warrants pursuant to ASC 815 based on certain terms of the warrants. The restatement has no impact on cash flows from operating activities.

Overview

We are a commercial-stage biopharmaceutical company committed to developing and commercializing innovative therapies with a primary focus in the areas of hematology-oncology and urology. We have a fully developed commercial infrastructure that markets and sells two drugs, Zevalin® and Fusilev®, in the United States. We have several drug candidates in development, the most advanced of which are apaziquone (EOquin®), which is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer (NMIBC) under a strategic collaboration with Allergan; and belinostat, a drug we recently partnered with TopoTarget to jointly develop. Belinostat is being studied in a Phase 2 trial for relapsed or refractory Peripheral T-Cell Lymphoma (PTCL).

Our business strategy is comprised of the following initiatives:

•	Maximizing the growth potential of our marketed drugs, Zevalin and Fusilev. Our near-term outlook largely depends on sales and marketing successes for our two marketed drugs. For Zevalin, our initial goal was to stabilize sales, which we believe we accomplished in 2009. With the approval by the FDA for a significantly larger indication in non-Hodgkin’s lymphoma (NHL) in late 2009 and our success in addressing historical hurdles associated with the uptake of this drug, we believe we can grow sales in 2010 and beyond. For Fusilev, which we launched in August 2008, we were able to benefit from broad utilization in community clinics and hospitals through mid-2009. Our focus now is to obtain approval for Fusilev in advanced metastatic colorectal cancer, which could potentially increase the patient pool substantially. As part of its review of our supplemental new drug application (sNDA), the FDA has requested additional data which we expect to submit in the third quarter of 2010.

For both Zevalin and Fusilev, we initiated and continue to stage appropriate infrastructure expansions and additional initiatives to facilitate broad customer reach and to address other market requirements, as appropriate. We have formed a dedicated commercial organization comprised of highly experienced and motivated sales representatives, account managers, medical science liaisons and a complement of other support marketing personnel to manage the sales and marketing of these drugs.

•	Optimizing our development portfolio and maximizing the asset values of its components. While over the recent few years, we have evolved from a development-stage company to a commercial-stage pharmaceutical company, we have maintained a highly focused development portfolio. Our strategy with regard to our development portfolio is to focus on late-stage drugs and to develop them rapidly to the point of regulatory approval. We plan to develop some of these drugs ourselves or with our subsidiaries and affiliates, or secure collaborations such that we are able to suitably monetize these assets.

We have assembled drug development infrastructure that is comprised of highly experienced and motivated MDs, PhDs, medical science liaisons and a complement of other support personnel to rapidly develop these drugs. During 2009, this team achieved our goal of completing enrollment in the two Phase 3 apaziquone trials (with more than 1,600 patients enrolled). We expect to continue to maximize the value of apaziquone through further developmental efforts and initiation of additional trials, which we aim to begin in 2010. In addition, this team will focus its efforts in rapidly advancing the development of belinostat by expediting the patient enrollment in the registrational trial for PTCL and initiating additional studies in other indications in 2010.

We have several other exciting compounds in earlier stages of development in our portfolio. Based upon a criteria-based portfolio review, we are in the process of streamlining our pipeline drugs, allowing for greater focus and integration of our development and commercial goals.

•	Expanding commercial bandwidth through licensing and business development. It is our goal to identify new strategic opportunities that will create strong synergies with our currently marketed drugs and identify and pursue partnerships for out-licensing certain of our drugs in development. To this end, we will continue to explore strategic collaborations as these relate to drugs that are either in advanced clinical trials or are currently on the market. We believe that such opportunistic collaborations will provide synergies with respect to how we deploy our internal resources. In this regard, we intend to identify and secure drugs that have significant growth potential either through enhanced marketing and sales efforts or through pursuit of additional clinical development. We believe our recent in-licensing of belinostat, a novel histone deacetylase (HDAC) inhibitor, is demonstrative of such licensing and business development efforts outlined above.

•	Managing our financial resources effectively. We remain committed to fiscal discipline, a policy which has allowed us to become well capitalized among our peers, despite a very challenging capital markets environment in 2009. This policy includes the pursuit of non-dilutive funding options, prudent expense management, and the achievement of critical synergies within our operations in order to maintain a reasonable burn rate. Even with the continued build-up in operational infrastructure to facilitate the marketing of our two commercial drugs, we intend to be fiscally prudent in any expansion we undertake. In terms of revenue generation, we plan to become more reliant on sales from currently marketed drugs and intend to pursue out-licensing of select pipeline drugs in select territories, as discussed above. When appropriate, we may pursue other sources of financing, including non-dilutive financing alternatives. While we are currently focused on advancing our key drug development programs, we anticipate that we will make regular determinations as to which other programs, if any, to pursue and how much funding to direct to each program on an ongoing basis, based on clinical success and commercial potential, including termination of our existing development programs, especially if we do not expect value being driven from continued development. Our raising of over $100 million in equity financing in 2009 in a difficult financing environment, and our recent termination of the development of ozarelix in 2009 in benign prostate hypertrophy which resulted in planned development expense reduction, are recent examples of this strategy.

•	Further enhancing the organizational structure to meet our corporate objectives. We have highly experienced staff in pharmaceutical operations, clinical development, regulatory and commercial functions who previously held positions at both small to mid-size biotech companies, as well as large pharmaceutical companies. We recently strengthened the ranks of our management team, and will continue to pursue talent on an opportunistic basis. Finally, we remain committed to running a lean and efficient organization, while effectively leveraging our critical resources.

Financial Condition

Liquidity and Capital Resources

Our cumulative losses, since inception in 1987 through December 31, 2009, are approximately $262 million. We expect to continue to incur additional losses for at least the next few years, as we implement our growth strategy of commercializing marketed drugs, while continuing to develop our portfolio of late-stage drug products. Our long-term strategy is to generate profits from the sale and licensing of our drug products. Accordingly, in the next several years, we expect to supplement our cash position with sales of Zevalin and Fusilev and generate licensing revenue from out-licensing our other drug products.

While we believe that the approximately $125 million in cash, cash equivalents and marketable securities, including some long term marketable securities, which we had available on December 31, 2009 will allow us to fund our current planned operations for at least the next twelve to eighteen months, we may, however, seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or license of drugs. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well.

Zevalin sales growth is largely dependent on the successful launch of Zevalin for use as part of first-line therapy for follicular NHL, continued use in its initial indication, and establishing a consistent and accurate reimbursement standard. As noted above, we recently obtained a CMS decision for a reimbursement standard based on ASP methodology in the HOPPS setting. Fusilev sales largely depend upon obtaining FDA approval for use of Fusilev in combination with 5-FU containing regimens for the treatment of colorectal cancer and favorable reimbursement. As previously discussed, the FDA stated in their October 2009 Complete Response letter that the submission did not demonstrate that Fusilev is non-inferior to leucovorin; and at our January 2010 meeting the FDA requested additional data, which we expect to submit in the third quarter of 2010. We are unable to reasonably estimate when, if ever, we will realize sustainable net profit from sales of these two products or any of our other products, if they are approved by the FDA.

Our expenditures for research and development consist of direct product specific costs (such as up-front license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others) and non-product specific, or indirect, costs. The following summarizes our research and development expenses for the periods indicated and include related stock-based charges but not amortization of intangibles or expensing of in-process research and development costs. To the extent that costs, including personnel costs, are not tracked to a specific product development program, they are included in the

“Indirect Costs” category in the table below. We charge all research and development expenses to operations as incurred.

	Year Ended December 31,
	2009	2008	2007
	($ in ’000’s)

Eoquin	$10,915	$5,477	$6,348
Ozarelix	1,168	2,435	6,217
Ortataxel	311	150	3,719
Fusilev	940	1,791	1,368
Zevalin	563	151	—
Lucanthone	289	348	1,405
Other development drugs	496	956	2,046

Total — Direct Costs	14,682	11,308	21,103
Indirect Costs (including non-cash share-based compensation of $4.1 million, $3.9 million and $3.6 million, respectively)	6,376	15,375	12,182

Total Research & Development	$21,058	$26,683	$33,285

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

Under our various existing licensing agreements, we are contingently obligated to make various regulatory and business milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones during 2010. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $0.2 million during 2010. The FDA’s acceptance of our sNDA for Fusilev for CRC in March 2009, triggered the issuance of an aggregate of 125,000 shares of our common stock to Targent, or its stockholders, with a fair market value of approximately $185,000. In August 2009, we acquired 100% of the rights to RenaZorb and Renalan®, a lanthanum-based nanotechnology compounds with potent and selective phosphate binding properties, for all uses pursuant to an amended and restated agreement that we entered into with Altair Nanomaterials, Inc and Altair Nanotechnologies, Inc. In 2005, we had acquired the worldwide license from Altair to develop and commercialize Altair’s lanthanum-based nanotechnology compounds and related technology or all human therapeutic uses. In consideration, we issued 113,809 shares of our common stock, with a then fair value of approximately $750,000. Moving forward, we are responsible for all development, commercialization and intellectual property costs that accrue after the August 2009 execution date for the amended and restated agreement.

Our anticipated net use of cash for operations in the fiscal year ending December 31, 2010, excluding the cost of in-licensing or acquisitions of additional drugs, if any, is expected to range between approximately $30 and $35 million. The programs that will represent a significant part of our expenditures are the on-going clinical studies of apaziquone and belinostat, the commercialization of Fusilev, and the re-launch of Zevalin. The level of funding of our other development projects is subject to the commercial success of our marketed products, clinical progress with apaziquone and belinostat and continued positive results from the preclinical and clinical studies with these other products.

Further, while we do not receive any funding from third parties for research and development that we conduct, co-development and out-licensing agreements with other companies for any of our drug products may reduce our expenses. In this regard, we entered into a collaboration agreement with Allergan whereby, commencing January 1, 2009, Allergan has borne 65% of the development costs of apaziquone. Additionally, we entered into a collaboration agreement with TopoTarget, whereby, commencing February 2, 2010, TopoTarget bears, for belinostat, 100% of the CUP trial costs and 30% of other development costs unrelated to the PTCL study.

In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.

Net Cash used in Operating Activities

During the year ended December 31, 2009 net cash used in operations was approximately $17.6 million compared to net cash used in operations of approximately $8.0 million during 2008. The 2008 cash flows were favorably impacted by revenues of approximately $20.7 million from the sale of interests in certain non-core assets. The higher operating cash outflows in 2009, are primarily attributable to higher selling, general and administrative costs incurred due, in a large part, to the marketing efforts associated with Zevalin and were substantially mitigated by the revenues derived from Fusilev and Zevalin, and the participation by Allergan in the development activities for apaziquone.

Net Cash used for Investing Activities

We used net cash in investing activities of approximately $5.8 million for the year ended December 31, 2009 as compared to net cash used in investing activities of approximately $24.8 million for the year ended December 31, 2008. The amounts were primarily as follows: approximately $25.8 million of net disposition of marketable securities as compared to approximately $13.1 million invested in marketable securities and approximately $0.7 million and $1.5 million, for purchases of property and equipment in 2009 and 2008, respectively. In addition, during 2009 and 2008, we invested approximately $30.9 million and $10.2 million, respectively, for the acquisition (including acquisition costs) of the joint venture interest in Zevalin and certain milestone payments upon approval of first line therapy of Zevalin partially offset by amounts received in arbitration. At December 31, 2008, we had acquired a 50% interest in the joint venture in Zevalin and with a balance of $7.5 million payable in January 2009. In March 2009, we completed the acquisition of the full rights to Zevalin.

Net Cash provided by Financing Activities

Net cash provided by financing activities totaled approximately $95.9 million and $41.5 million for the years ended December 31, 2009 and 2008, respectively. The 2009 amounts were primarily from the sale of 15,187,715 shares of common stock for net proceeds of approximately $95.8 million. In 2008, the $41.5 million up-front payment received from Allergan was recorded as deferred revenue to be amortized over future periods in accordance with our revenue recognition policy. During 2009, pursuant to our revenue recognition policy, we recognized $8.3 million of the $41.5 million deferred in 2008 and expect that we will recognize the balance over the period of the development work as defined in the collaboration agreement with Allergan.

Results of Operations

Our results of operations give effect to the restatement of our previously issued consolidated financial statements as more fully described above.

Results of Operations for Fiscal 2009 Compared to Fiscal 2008

In 2009, we incurred a net loss of approximately $19.0 million as compared to a net loss of $14.2 million in 2008. The principal components of the year-to-year changes in line items are discussed below.

We recognized revenue of approximately $38.0 million in 2009 as compared to $28.7 million in 2008. During 2009, we recorded approximately $28.2 million of revenue from the sales of Zevalin and Fusilev as compared to approximately $8.0 million in 2008. Zevalin and Fusilev revenues in 2009 were approximately $15.7 and $12.5 million respectively, compared to approximately $0.3 million and $7.7 million, respectively in 2008. While shipments of Fusilev for the period ended December 31, 2008 were approximately $10.8 million (net of estimates for promotional, price and other adjustments), based on our revenue recognition policy, we had deferred the recognition of approximately $3.1 million of such revenue until we had more experience with product returns. We also recognized approximately $0.3 million net sales of Zevalin from the consolidation of RIT Oncology, LLC (RIT) effective December 15, 2008. We expect to continue to generate revenue from the sales of these two products in 2010, however, we are not able to provide any revenue guidance at this time. During 2009, we also recognized $8.3 million of licensing revenues from the amortization of the $41.5 million up-front payment we received from Allergan in 2008. We also recognized a milestone payment from Allergan of $1.5 million on the completion of enrollment of our two pivotal clinical trials for apaziquone. No similar revenues were recognized in 2008. During 2008, we recognized revenue from: (i) an agreement with Par Pharmaceutical, our former marketing partner for sumatriptan injection, pursuant to which we received a non-refundable $20 million cash payment from Par for the transfer of our share of the profits from the commercialization of sumatriptan injection; and (ii) the transfer of rights to certain of our ANDAs to Sagent Pharmaceuticals for $660,000. No similar revenues were generated during 2009.

Selling, general and administrative expenses increased by approximately $18.4 million, from approximately $15.2 million in 2008 to approximately $33.6 million in 2009, primarily due to approximately:

•	$10.6 million increase attributable to sales and marketing expenses, including payroll costs, incurred with the launch of Zevalin and Fusilev.

•	$3.3 million increase in general and administrative costs due to increased activities, including payroll costs and higher professional costs due to business development activities

•	$1.6 million increase in non-cash compensation expenses.

We expect an increase in selling, general and administrative expenses for 2010 primarily related to sales and marketing of Zevalin and Fusilev.

Research and development expenses decreased by approximately $5.7 million, from approximately $26.7 million in 2008 to approximately $21 million in 2009, which included non-cash amortization and write off of Zevalin related intangibles and in-process research, and development changes of approximately $3.7 million and $4.9 million in 2009 and 2008, respectively. Research and development expenses also reduced primarily due to sharing of apaziquone related development costs by our development partner, Allergan, of approximately $11.2 million. In addition, we incurred reduced development expense in other development products, including ozarelix. During 2009, in line with the strategy outlined at the start of the year, and in response to the global financial crisis we focused on executing a successful launch of Zevalin and Fusilev and prioritized our research and development efforts to complete the rapid enrollment in the apaziquone clinical studies.

We anticipate research and development expense in 2010 to be higher than 2009 primarily due to our recent partnership with TopoTarget for the development of belinostat. Research and development costs will be partially offset by our joint development agreement with Allergan, under which Allergan funds 65% of the development costs of development costs related to apaziquone and Topotarget will fund 100% of the development costs of the CUP study and cover in 30% of the development costs related to studies other than PTCL.

As reported above, we recorded approximately $3.7 million of expense from amortization of Zevalin related intangibles for the year ended December 31, 2009 as compared to $0.2 million during the same period in 2008. This was a full year’s amortization expense as compared to 15 day’s prorated amortization during 2008, since Zevalin was acquired in December 2008. During the year 2008, we recorded expense of $4.7 million for in-process research and development, or IPRD, on the Zevalin related intangibles; no similar expense was recorded in 2009.

We recorded approximately $8.1 million of income from warrant obligations in 2009 as compared to $1.3 million in 2008, in connection with the restatement of our previously reported financial statements.

Other income consisted of net interest income of approximately $0.7 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively and in 2008 included approximately $200,000 realized investment gains. The decrease in interest income was primarily due to lower investment yields in 2009 due to the shift in our investment strategy to more conservative US Treasury investments. We expect similar yields going forward until such time the credit markets improve.

Results of Operations

Results of Operations for Fiscal 2008 Compared to Fiscal 2007

In 2008, we incurred a net loss of approximately $14.2 million compared to a net loss of approximately $22.00 million in 2007. The principal components of the year-to-year changes in line items are discussed below.

We recognized revenue of approximately $28.7 million in 2008 as compared to approximately $7.7 million in 2007. During 2008, we recorded approximately $7.7 million of revenue from the August 2008 commercial launch of Fusilev, which was approved by the FDA in March 2008. While shipments of Fusilev for the period ended December 31, 2008 were approximately $10.8 million (net of estimates for promotional, price and other adjustments), based on our revenue recognition policy, we have deferred the recognition of approximately $3.1 million of such revenue until we have more experience with the amount of product returns. We also recognized approximately $0.3 million net sales of Zevalin from the consolidation of RIT effective December 15, 2008. In addition, during 2008, we recognized revenue from: (i) an agreement with Par Pharmaceutical, our former marketing partner for sumatriptan injection, pursuant to which we received a non-refundable $20 million cash payment from Par for the transfer of our share of the profits from the commercialization of sumatriptan injection; and (ii) the transfer of rights to certain of our ANDAs to Sagent Pharmaceuticals for $660,000. No similar revenues were generated during 2007. During 2007, we recognized approximately $7.7 million in licensing milestone and related revenues, pursuant to our agreement with GPC Biotech for satraplatin.

Research and development expenses decreased by approximately $6.6 million, from approximately $33.3 million in 2007 to approximately $26.7 million in 2008. During 2008, in line with the strategy outlined at the start of the year, and in response to the global financial crisis we focused on executing a successful launch of Fusilev and prioritized our R&D efforts to the rapid enrollment of the apaziquone clinical study. Principal components of the decrease in 2008 were as follows. Approximately:

•	$3.8 million and $3.6 million, respectively, due to reductions in direct development costs related to ozarelix and ortataxel; partially offset by,

•	$2.0 million increase in employee compensation expense associated substantially with the hiring of personnel to advance the apaziquone clinical study.

We recorded approximately $0.2 million of expense from amortization of Zevalin related intangibles for the year ended December 31, 2008 as compared to $0 million during the same period in 2007. This was a 15 day’s prorated amortization during 2008, since Zevalin was acquired in December 2008. During the year 2008, we recorded expense of approximately $4.7 million for in-process research and development (IPRD) on the Zevalin related intangibles; no similar expense was recorded in 2007.

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

We recorded approximately $1.3 million of income from warrant obligations in 2008 as compared to approximately $12.1 million in 2007, in connection with the restatement of our previously reported financial statements.

Other income consisted of net interest income of approximately $1.2 million and $3.1 million for the years ended December 31, 2008 and 2007 and in 2008 included approximately $200,000 realized investment gains. The decrease in interest income was primarily due to lower investment yields in 2008 due to the shift in our investment strategy to more conservative US Treasury investments.

Nature of each accrual that reduces gross revenue to net revenue

Provisions for product returns, sales discounts and rebates and estimates for chargebacks are established as a reduction of product sales revenue at the time revenues are recognized. Management considers various factors in determination of such provisions, which are described more in detail below. Such estimated amounts are deducted from our gross sales to determine our net revenues. Provisions for bad and doubtful accounts are deducted from gross receivables to determine net receivables. Changes in our estimates, if any, would be recorded in the statement of operations in the period the change is determined. If we materially over or under estimate the amount, there could be a material impact on our consolidated financial statements.

For the periods ended December 31, 2009 and 2008, the following is a roll forward of the provisions for return, discounts and rebates and chargebacks allowances and estimated doubtful account allowances.

	Chargebacks &		Doubtful
Schedule of Allowances for Receivables	Discounts	Returns	Accounts	Total
	($ in ’000’s)

Year Ended December 31, 2009:
Balances at beginning of the period	$1,631	$3,144	$150	$4,925
Add/(less) provisions:
Related to the sales of current fiscal year	3,760	95	—	3,855
Related to the sales of prior fiscal years	—	—	—	—
Less : Credits or actual allowances:
Related to sales from current fiscal year	2,900	—	—	2,900
Related to sales from prior fiscal years	1,631	2,063	—	3,694

Balances at the close of the period	$860	$1,176	$150	$2,186

Year Ended December 31, 2008:
Balances at beginning of period	—	—	$150	$150
Provisions:
Related to the sales of current fiscal year	$1,691	$3,144	—	$4,835
Related to the sales of prior fiscal years	—	—	—	—
Credits or actual allowances:
Related to sales from current fiscal year	60	—	—	60
Related to sales from prior fiscal years	—	—	—	—

Balances at the close of the period	$1,631	$3,144	$150	$4,925

Amounts recorded as allowances on our consolidated balance sheets for 2009 and 2008 are reflected in the table above. The basis and methods of estimating these allowances, used by management, are described below.

Chargebacks, discounts and rebates

Chargebacks represent a provision against gross accounts receivable and related reduction to gross revenue. A chargeback is the difference between the price the wholesale customer, in our case the wholesaler or distributor, pays (the wholesale acquisition cost, or WAC) and the price (contracted price) that a contracted customer (e.g., a Group Purchasing Organization (GPO) member) pays for a product. We accrue for chargebacks in the relevant period on the presumption that all units of product sold to members of the GPOs will be charged back. We estimate chargebacks at the time of sale of our products to the members of the GPOs based on:

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

Discounts (generally prompt payment discounts) are accrued at the end of every reporting period based on the gross sales made to the customers during the period and based on their terms of trade for a product. We generally review the terms of the contracts, specifically price and discount structures, payment terms in the contracts between the customer and the Company to estimate the discount accrual.

Customer rebates are estimated at every period end, based on direct purchases, depending on whether any rebates have been offered. The rebates are recognized when products are purchased and a periodic credit is given. Medicaid rebates are based on the data we receive from the public sector benefit providers, which is based on the final dispensing of our product by a pharmacy to a benefit plan participant.

We record Medicaid and Medicare rebates based on estimates for such expense. However, such amount have not been material to the financial statements.

Product returns allowances

Customers are typically permitted to return products within thirty days after shipment, if incorrectly shipped or not ordered, and within a window of time six months before and twelve months after the expiration of product dating, subject to certain restocking fees and preauthorization requirements, as applicable. The returned product is destroyed if it is damaged, quality is compromised or past its expiration date. Based on our returns policy, we refund the sales price to the customer as a credit and record the credit against receivables. In general, returned product is not resold. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and based on experience of our management with selling similar oncology products. We record an allowance for future returns by debiting revenue, thereby reducing gross revenues and crediting a reserve for returns to reduce gross receivables.

Doubtful Accounts

An allowance for doubtful accounts is estimated based on the customer payment history and a review by management of the aging of the accounts receivables as of the balance sheet date. We accrue for doubtful accounts by recording an expense and creating an allowance for such accounts. If we are privy to information on the solvency of a customer or observe a payment history change, we estimate the accrual for such doubtful receivables or write the receivable off.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual and Commercial Obligations

The following table summarizes our contractual and other commitments, including obligations under a facility lease and equipment leases, as of December 31, 2009, approximately:

		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Contractual Obligations(1)
Capital Lease Obligations(2)	$147	$50	$97	—	—
Operating Lease Obligations(3)	3,284	428	939	1,054	$863
Purchase Obligations(4)	8,955	7,278	1,677	—	—
Contingent Milestone Obligations(5)	75,749	200	3,519	2,109	69,921

Total	$88,135	$7,956	$6,232	$3,163	$70,784

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily determinable. Such significant contingent obligations are described below under “Employment Agreements.”

(2)	The capital lease obligations are related to leased office equipment.

(3)	The operating lease obligations are primarily related to the facility lease for our corporate office, which we renewed in July 2009 and expires in June 2016.

(4)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2009. Approximately 90% of the purchase obligations consist of expenses associated with clinical trials and related costs for apaziquone and ozarelix for each of the periods presented. Please see “Service Agreements” below for further information.

(5)	Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements.” While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of December 31, 2009, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will exceed the amount of the milestone obligation.

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

The potential contingent development and regulatory milestone obligations under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events relevant for us: conclusion of Phase 2 or commencement of Phase 3 clinical trials; filing of new drug applications in each of the United States, Europe and Japan; and approvals from each of the regulatory agencies in those jurisdictions.

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

At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of December 31, 2009, we were committed under such contracts for up to approximately $9.0 million, for future goods and services, including approximately $7.3 million due within one year. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would get limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.

Employment Agreement

We have entered into an employment agreement with Dr. Shrotriya, our President and Chief Executive Officer, which expires January 2, 2011. The employment agreement automatically renews for a one-year calendar term unless either party gives written notice of such party’s intent not to renew the agreement at least ninety days prior to the commencement of the next year. The employment agreement requires Dr. Shrotriya to devote his full working time and effort to the business and affairs of the Company during the term of the agreement. The employment agreement provides for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of the Board of Directors.

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

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities reported in our consolidated financial statements. The estimation process requires assumptions to be made about future events and conditions, and is consequently inherently subjective and uncertain. Actual results could differ materially from our estimates. We regularly evaluate our estimates, including cash requirements, by assessing: planned research and development activities and general and administrative requirements; required clinical trial activity; market need for our drug candidates; and other major business assumptions.

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

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, and institutional money market funds, corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities. Investments that we intend to hold for more than one year are classified as long-term investments. All of our “available for sale securities” are classified as current assets based on our intent and ability to use any and all of these securities as necessary to satisfy our cash needs as they arise, by redeeming them at par with short notice and without a penalty. Investments with maturity dates over one year from December 31, 2009 are classified as held-to-maturity.

Revenue Recognition

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

We also follow the provisions as set forth by current accounting rules, which primarily include Staff Accounting Bulletin ASC No. 605-15 “Revenue Recognition,” “Revenue Recognition,” and ASC No. 605-25, “Revenue Recognition: Multiple-Element Arrangements.”

Generally, revenue is recognized when all four of the following criteria are met:

(i) persuasive evidence that an arrangement exists;

(ii) delivery of the products has occurred, or services have been rendered;

(iii) the selling price is both fixed and determinable; and

(iv) collectibility is reasonably assured.

Provisions for estimated product returns, sales discounts, rebates and charge backs are established as a reduction of gross product sales at the time such revenues are recognized. Thus, revenue is recorded, net of such estimated provisions. Our estimates for product returns are based our review of inventory in the channels and review of historical rates of actual returns.

Consistent with industry practice, our product return policy permits our customers to return products within thirty days after shipment, if incorrectly shipped or not ordered, and within a window of time six months before and twelve months after the expiration of product dating, subject to certain restocking fees and preauthorization requirements, as applicable. Currently, our returns policy does not allow for replacement of product. The returned product is destroyed if it is damaged, it’s quality is compromised or it is past its expiration date. Based on our returns policy, we refund the sales price to the customer as a credit and record the credit against receivables. In general returned product is not resold. We generally reserve the right to decline granting a return and to decide on product destruction. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and other pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and the extensive experience of our management with selling the same and similar oncology products. We record an allowance for future returns by debiting revenue, thereby reducing gross revenues and crediting a reserve for returns to reduce gross receivables. If allowances exceed the related accounts receivables, we reclassify such allowances to accrued obligations.

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

Purchase Price Allocation

The purchase price allocation for acquisitions of the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date requires extensive accounting estimates and judgments, including in process research and development. Based on the provisions of ASC No. 805, “Business Combinations,” for transactions that occurred prior to December 31, 2008, we allocated the purchase price for the identifiable intangibles. For each acquisition, we engaged an independent third-party valuation firm to assist in determining the fair value of in-process research and development and identifiable intangible assets. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur. Additionally, we must determine whether an acquired entity considered to be a business or a set of net assets because a portion of the purchase price can only be allocated to goodwill in a business combination.

Research and Development

Research and development expenses include salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. In certain instances we enter into agreements with third parties for research and development activities, where we may prepay fees for services at the initiation of the contract. We record such prepayment as a prepaid asset and charge research and development expense over the period of time the contracted research and development services are performed. In connection with the October 2008 co-development agreement, Allergan bears 65% of the development costs incurred for apaziquone in NMIBC, commencing January 1, 2009. During the year ended December 31, 2009, approximately $11.2 million of development costs were reimbursed by Allergan, and credited against total related research and development expense.

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

Amortization and impairment of intangible assets

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years.

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

We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. No impairment loss was recorded during the years 2009, 2008 or 2007.

Share-Based Compensation

We recognize compensation expenses for all share-based awards to employees and directors. In estimating the fair value of share-based compensation, we use the quoted closing market price, based on the date prior to our grant date, of our common stock for stock awards and the Black-Scholes option pricing model for stock options and warrants. We estimate future volatility based on historical volatility of our common stock, and we estimate the expected life of options based on several criteria, including the vesting period of the grant and the expected volatility.

Share based compensation is recognized only for those awards that are ultimately expected to vest, and we have applied or estimated forfeiture rate to unvested awards for purposes of calculating compensation costs. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Warrant accounting

We account for registered common stock warrants pursuant to applicable accounting guidance contained in ASC 815 “Deviratives and Hedging — Contracts in Entity’s Own Equity” (formerly known as EITF 00-19) on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.”

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended December 31, 2009 and 2008:

Fair Value Measurements of
Common Stock Warrants
Using Significant
Unobservable Inputs (Level 3)
($ in 000’s)

Balance at January 1, 2008	$2,036

Transfers in / (out) of Level 3	—
Issuance of common stock warrants	—
Repurchase of Forfeitures	—
Expirations	—
Settlements associated with exercises	—
Adjustments resulting from change in value of warrants recognized in earnings	(1,271)

Balance at December 31, 2008	765

Transfers in / (out) of Level 3	—
Issuance of common stock warrants	14,016
Repurchases or forfeitures	(394)
Gain on repurchase recognized in earnings	323
Expirations	—
Settlements associated with exercises	—
Adjustments resulting from change in value of warrants recognized in earnings	(8,075)

Balance at December 31, 2009	$6,635

New Accounting Pronouncements

See Note 3: Recent Accounting Pronouncements of our accompanying consolidated financial statements for a description of recent accounting pronouncements that have a potentially significant impact on our financial reporting and our expectations of their impact on our results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments.

We are exposed to certain market risks. Our primary exposures relate to (1) interest rate risk on our investment portfolio, (2) credit risk of the companies’ bonds in which we invest, (3) general credit market risks as have existed since late 2007 and (4) the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks on our investment portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments.

In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of December 31, 2009, were primarily in money market accounts, short-term corporate bonds, certificate of deposits, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored.

Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on December 31, 2009, any decline in the fair value of our investments would not be material in the context of our consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

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

Effective December 3, 2009, our Audit Committee approved the engagement of Ernst & Young to serve as our independent registered public accounting firm. Our prior auditors, Kelly & Co., were re-engaged by our audit committee on March 30, 2010 to reopen the audit of the years ended December 31, 2007 and 2008.

During the two fiscal years ended December 31, 2009 and 2008, there were no disagreements between us and Kelly & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Kelly & Co.’s satisfaction, would have caused Kelly & Co. to make reference to the subject matter of the disagreement in connection with its report for such years within the meaning of Item 304(a)(1)(iv) of Regulation S-K. In addition, during the period identified above, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Our principal executive officer and principal financial officer have provided certifications filed as Exhibits 31.1 and 32.1, and 31.2 and 32.2, respectively. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

(i)  Disclosure Controls and Procedures

We have established disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Vice President Finance (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the period covered by this annual report. Based on such evaluation, as of December 31, 2009, our Chief Executive Officer and Vice President of Finance concluded that, in light of the restatement required for warrants pursuant to ASC 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (formerly known as EITF 00-19) our disclosure controls and procedures required improvement in order to prevent such a recurrence and were thus not effective as of December 31, 2009. While we have processes to identify and intelligently apply developments in accounting, we plan to enhance these processes to better understand nuances to increasingly complex accounting standards. Our plans include the following: enhanced access to accounting literature, research materials and documents; identification of third party professionals with whom to consult regarding complex accounting applications; and consideration of additional staff with the requisite experience and training to supplement our current accounting professionals.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, we identified a material weakness over the accounting for and disclosure of derivatives associated with warrant instruments primarily because we lacked technical expertise and adequate procedures to develop and document our common stock warrant analysis on the applicability of ASC 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (formerly known as EITF 00-19) to our warrant instruments. Because we lacked technical expertise and adequate procedures to develop and document our analysis of the applicability of ASC 815, and was characterized as a material weakness with regard to accounting for warrants, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria in Internal Control — Integrated Framework.

Ernst & Young, our independent registered public accounting firm, audited the effectiveness of our internal controls over financial reporting and, based on that audit, issued an adverse opinion on their report as stated below.

(b)	Changes in internal control over financial reporting

Based on the matters discussed above, we intend to develop and implement a remediation plan to address the identified material weakness as follows: enhanced access to accounting literature, research materials and documents; identification of third party professionals with whom to consult regarding complex accounting applications; and consideration of involving additional staff with the requisite experience and training to supplement our current accounting professionals.

Other than with respect to the identification of the material weakness over the accounting for warrants discussed above, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Spectrum Pharmaceuticals, Inc.

We have audited Spectrum Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spectrum Pharmaceuticals, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the accounting for, and disclosure of, warrants to purchase common stock in accordance with relevant generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Spectrum Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated April 2, 2010 which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Spectrum Pharmaceuticals, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/  Ernst & Young LLP

Orange County, California
April 2, 2010

Item 9B.	Other Information

Item 4.01. —	Changes in Registrant’s Certifying Accountant.

(b)

On December 3, 2009, we engaged Ernst & Young as the Company’s independent registered public accounting firm with respect to the Company’s financial statements for the fiscal year ended December 31, 2009, and discontinued using Kelly & Co. who served as the independent registered public accounting firm for the Company from December 23, 2002 to December 3, 2009. During such time, Kelly & Co. rendered the audit opinions on the Company’s consolidated financial statements included in the Company’s annual reports on Form 10-K filed with the Securities and Exchange Commission for the fiscal years ended December 31, 2007 and 2008.

In connection with the restatement of the Company’s consolidated financial statements discussed below in Item 4.02 and elsewhere in this document, on March 30, 2010, the Company’s Audit Committee re-engaged Kelly & Co. to audit the restatement adjustments that the Company made to its 2007 and 2008 consolidated financial statements in this Form 10-K.

With respect to Ernst & Young’s ongoing audit of the Company’s financial statements for the fiscal year ended December 31, 2009, the Audit Committee authorized Kelly & Co. to respond fully to: (i) inquiries from Ernst & Young regarding the restatement items in the financial statements for the years ended December 31, 2007 and 2008, and (ii) any other inquiries from Ernst & Young regarding any of the financial statements of the Company.

The Company provided Kelly & Co. with a copy of the foregoing disclosures in this Item 4.01(b) and requested that Kelly & Co. review such disclosures. In addition, Kelly & Co. has been given an opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of the Company’s expression of its views, or the extent to which it does not agree with the statements made by the Company in this Item 4.01(b). Kelly & Co. informed the Company on April 2, 2010 that it agrees with the disclosure provided in this Item 4.01(b) and has not furnished such a letter to the Company or the SEC.

Item 4.02. —	Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

In connection with warrants issued in registered offerings during 2005 and 2009, the Company had previously classified the warrants as equity under its evaluation of applicable guidance contained in ASC 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (formerly known as Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). In connection with the audit for the fiscal year 2009, the Company, in consultation with Ernst & Young, the Company’s current independent registered public accounting firm, reassessed the accounting classification of the warrants under ASC 815 based on certain terms of the warrants. The warrants provide that in the event the Company is unable to issue registered shares upon exercise, the warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a “cashless exercise” provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement as it is not within the control of the Company to provide registered shares, no matter how remote the probability. The Company’s Audit Committee, together with management, in consultation with the Company’s outside legal advisors, determined on March 30, 2010 that, notwithstanding the highly remote theoretical nature of the possibility of net cash settlement, the warrants should have originally been recorded as liabilities, measured at fair value each reporting period, with changes in the fair values being recognized in the statement of operations.

The restatements reflect the reclassification of the warrants from equity to a liability in the following amounts, which represents the fair value of the warrants, as of the issuance dates, calculated using the Black-Scholes option pricing model.

				Fair Value
	Number of			of Warrants
	Warrants	Exercise	Expiration	at Issuance
Issuance Date	Issued	Price	of Warrants	Date
				(In thousands)

September 14, 2005	4,000,000	$6.62	September 14, 2011	$15,472

May 27, 2009	1,956,947	$5.11	February 25, 2010	$2,881

June 15, 2009	857,633	$5.83	March 15, 2010	$1,847

June 30, 2009	1,468,020	$7.10	March 30, 2010	$4,117

September 18, 2009	2,649,007	$7.55	June 20, 2010	$5,170

The revaluation of the warrants at each subsequent balance sheet date to fair value, results in a change in the carrying value of the liability, which change is recorded as “Change in fair value of common stock warrant liability” in the consolidated statement of operations. The net effect of these changes for fiscal years ended December 31, 2008 and 2007, and for each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended March 31, 2008 through September 30, 2009 are as follows:

Income (Loss) Resulting
from Change in Fair
Value of Common
Reporting Period	Stock Warrant Liability
(In thousands)

Annual
Year ended December 31, 2007	$12,055

Year ended December 31, 2008	$1,271

Interim (unaudited)
Quarter ended March 31, 2008	$520

Quarter ended June 30, 2008	$916

Quarter ended September 30, 2008	45

Quarter ended December 31, 2008	$(210)

Quarter ended March 31, 2009	$(509)

Quarter ended June 30, 2009	$(20,113)

Quarter ended September 30, 2009	$8,863

We have not amended our previously field Annual Reports on Form 10-K for the fiscal years ended December 31, 2005, 2006, 2007 and 2008, or the Quarterly Reports on Form 10-Q for the periods ended September 30, 2005 through September 30, 2009 to reflect the restatements described in this Annual Report on Form 10-K, and thus the financial statements and related financial statement information contained in those reports should no longer be relied upon.

The Audit Committee and management have discussed these matters with Ernst & Young, the Company’s independent registered public accounting firm.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2010 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2010.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

(a)(2) Financial Statement Schedules:  All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

Index to Exhibits

Exhibit
No.		Description

2.1		Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)
2.2		Asset Purchase Agreement by and between the Registrant and Par Pharmaceutical, Inc., dated as of May 6, 2008. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 2008, and incorporated herein by reference.)
2	.3#	Purchase and Formation Agreement, dated as of November 26, 2008, by and among the Registrant, Cell Therapeutics, Inc. and RIT Oncology, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2008, and incorporated herein by reference.)
2	.4#	Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2009, and incorporated herein by reference.)
3.1		Amended Certificate of Incorporation, as filed. (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2006, and incorporated herein by reference.)
3.2		Form of Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)
4.1		Rights Agreement, dated as of December 13, 2000, between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)
4.2		Amendment No. 1 to the Rights Agreement, dated as of December 13, 2000 by and between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation). (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.)
4.3		Registration Rights Agreement, dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)
4.4		Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)
4.5		Amendment No. 2 to the Rights Agreement, dated as of December 13, 2000, by and between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation). (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)
4.6		Amendment No. 3 to the Rights Agreement, dated as of December 13, 2000 by and between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation). (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)
4.7		Warrant issued by the Registrant to a Consultant, dated as of September 17, 2003. (Filed as Exhibit 4.3 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)
4.8		Amendment No. 1, dated as of November 2, 2005, to Warrant issued by the Registrant to a Consultant, dated as of September 17, 2003. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 4, 2005, and incorporated herein by reference.)
4.9		Warrant issued by the Registrant to a Consultant, dated as of September 20, 2005. (Filed as Exhibit 4.3 to Form 10-Q, as filed with the Securities and Exchange Commission on November 4, 2005, and incorporated herein by reference.)

Exhibit
No.		Description

4.10		Form of Warrant, dated September 15, 2005. (Filed as Exhibit 4.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)
4.11		Registration Rights Agreement, dated as of April 20, 2006, by and among the Registrant and Targent, Inc. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2006, and incorporated herein by reference.)
4.12		Fourth Amendment to Rights Agreement, dated July 7, 2006. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2006, and incorporated herein by reference.)
4.13		Amendment No. 5 to the Rights Agreement, dated as of December 13, 2000, by and between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation). (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)
4.14		Amendment No. 2, dated as of March 26, 2007, to Warrant issued by the Registrant to a Consultant, dated as of September 17, 2003. (Filed as Exhibit 4.1 to Form 10-K/A, as filed with the Securities and Exchange Commission on April 30, 2007, and incorporated herein by reference.)
4.15		Warrant issued by the Registrant to a Consultant, dated as of April 28, 2008. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 2008, and incorporated herein by reference.)
4.16		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)
4.17		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)
4.18		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)
4.19		Form of Common Stock Purchase Warrant (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2009, and incorporated herein by reference).
10.1		Industrial Lease Agreement, dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)
10.2		Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)
10.3		First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)
10.4		Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)
10	.5#	License and Collaboration Agreement by and between the Registrant and Zentaris GmbH, dated as of August 12, 2004. (Filed as Exhibit 10.1 to Form S-3/A, as filed with the Securities and Exchange Commission on January 21, 2005, and incorporated herein by reference.)
10	.6*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)
10	.7#	License Agreement by and between the Registrant and Chicago Labs, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2005, and incorporated herein by reference.)
10	.8*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

Exhibit
No.		Description

10	.9*	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)
10	.10#	License Agreement between the Registrant and Merck Eprova AG, dated May 23, 2006. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2006, and incorporated herein by reference.)
10	.11*	Third Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)
10	.12#	Agreement by and between the Registrant and Glaxo Group Limited (d/b/a GlaxoSmithKline), dated November 10, 2006. (Filed as Exhibit 10.38 to Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2007, and incorporated herein by reference.)
10	.13*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.3 to Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007, and incorporated herein by reference.)
10	.14#	License Agreement by and between the Registrant and Indena, S.p.A., dated July 17, 2007. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.)
10	.15*	Executive Employment Agreement by and between the Registrant and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)
10.16		Consulting Agreement by and between the Registrant and Luigi Lenaz, M.D., effective as of July 1, 2008. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 2008, and incorporated herein by reference.)
10	.17*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)
10	.18#	License, Development, Supply and Distribution Agreement, dated October 28, 2008, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.33 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)
10	.19*	Form of Stock Purchase Agreement, dated May 6, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2009, and incorporated herein by reference.)
10.20		Form of Securities Purchase Agreement, dated May 27, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)
10.21		Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated May 26, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)
10.22		Form of Securities Purchase Agreement, dated June 15, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)
10.23		Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, June 15, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)
10	.24*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)
10	.25*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)
10.26		Form of Securities Purchase Agreement, dated June 30, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)
10.27		Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated June 30, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

Exhibit
No.		Description

10	.28*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)
10	.29+	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company.
10	.30*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)
10	.31*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)
10	.32*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)
10	.33*	Summary of Director Compensation. (Filed as Exhibit 10.11 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)
10.34		Placement Agency Agreement by and between the Registrant, and Rodman & Renshaw, LLC, dated September 18, 2009 (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2009, and incorporated herein by reference.)
10.35		Form of Securities Purchase Agreement, dated September 18, 2009 (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2009, and incorporated herein by reference.)
10	.36#+	License Agreement, dated November 6, 2009, by and between the Registrant and Nippon Kayaku Co., Ltd.
10	.37#+	License and Collaboration Agreement, dated February 2, 2010, by and between the Registrant and TopoTarget A/S.
16.1		Letter from Kelly and Company to the Securities and Exchange Commission, dated December 3, 2009. (Filed as Exhibit 16.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2009, and incorporated herein by reference.)
21	+	Subsidiaries of Registrant.
23	.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23	.2+	Consent of Kelly & Company, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included in the signature page.)
31	.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31	.2+	Certification of Vice President Finance, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32	.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32	.2+	Certification of Vice President Finance, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

By:	/s/ Rajesh C. Shrotriya, M.D.
Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President

Date: April 2, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Rajesh C. Shrotriya, M.D. Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	April 2, 2010

/s/ Shyam K. Kumaria Shyam K. Kumaria	Vice President Finance (Principal Financial and Accounting Officer)	April 2, 2010

/s/ Mitchell P. Cybulski Mitchell P. Cybulski	Director	April 2, 2010

/s/ Richard D. Fulmer Richard D. Fulmer	Director	April 2, 2010

/s/ Stuart M. Krassner, Sc.D., Psy.D. Stuart M. Krassner, Sc.D., Psy.D.	Director	April 2, 2010

/s/ Anthony E. Maida, III Anthony E. Maida, III	Director	April 2, 2010

/s/ Julius A. Vida, Ph.D. Julius A. Vida, Ph.D.	Director	April 2, 2010

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2009 and 2008 and

For Each of the Three Years in the Period Ended December 31, 2009

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and
Stockholders of Spectrum Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Spectrum Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations, equity and cash flows for the year then ended. These financial statements are the responsibility of Spectrum Pharmaceuticals, Inc. and Subsidiaries’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Pharmaceuticals, Inc. and Subsidiaries at December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting and financial reporting for noncontrolling ownership interests in subsidiaries held by parties other than the parent with the adoption of FASB Accounting Standards Codification (ASC) Topic 810, Consolidation, effective January 1, 2009, and retroactively adjusted all periods presented in the consolidated financial statements for this change.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2010 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Orange County, California
April 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Of
Spectrum Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Spectrum Pharmaceuticals, Inc., as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Pharmaceuticals, Inc. as at December 31, 2008 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with United States generally accepted accounting principles.

As discussed in Note 2, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the two years in the period ended December 31, 2008 have been restated to record certain common stock warrants originally issued in 2005 as liabilities rather than as equity.

Kelly & Company
Costa Mesa, California
March 31, 2009 except for Note 2,
which is as of April 2, 2010

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
		(As Restated)
	(In thousands, except par value and share data)

ASSETS
Current Assets:
Cash and cash equivalents	$82,336	$9,860
Marketable securities	31,005	66,078
Accounts receivable, net	8,658	9,776
Inventories	3,230	1,841
Prepaid expenses and other current assets	1,028	693

Total current assets	126,257	88,248
Bank certificates of deposit & treasuries	11,438	2,148
Property and equipment, net	1,928	1,782
Zevalin related intangible assets, net	33,325	37,042
Other assets	185	289

Total assets	$173,133	$129,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$16,606	$10,401
Accrued compensation	3,360	2,956
Note payable in connection with Zevalin acquisition	—	7,500
Current portion of deferred revenue	8,300	8,500
Common stock warrant liability	6,635	765
Accrued drug development costs	4,598	3,449

Total current liabilities	39,499	33,571
Capital lease obligations, net of current portion	69	95
Deferred revenue and other credits, net of current portion	24,943	33,929
Zevalin related contingent obligations	298	8,798

Total liabilities	64,809	76,393

Commitments and contingencies
Equity:
Spectrum Pharmaceuticals, Inc. stockholders’ equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series E Convertible voting preferred stock, 2,000 shares authorized, stated value $10,000 per share, $0.8 million aggregate liquidation value, issued and outstanding, 68 shares at December 31, 2009 and 2008	419	419
Common stock, par value $0.001 per share, 100,000,000 shares authorized;
Issued and outstanding, 48,926,314 and 32,166,316 shares at December 31, 2009 and December 31, 2008	49	32
Additional paid-in capital	369,482	281,059
Accumulated other comprehensive loss	(70)	(146)
Accumulated deficit	(261,556)	(242,510)

Total stockholders’ equity	108,324	38,854
Non-controlling interest	—	14,262

Total equity	108,324	53,116

Total liabilities and equity	$173,133	$129,509

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
		(As Restated)	(As Restated)
	(In thousands, except share and share data)

Revenues:
Product net sales	$28,225	$8,049	—
License and contract revenue	9,800	20,676	$7,672

Total revenues	$38,025	$28,725	$7,672

Operating expenses:
Cost of product sales (excludes amortization of purchased intangibles shown below)	8,148	1,193	—
Selling, general and administrative	33,607	15,156	11,577
Research and development	21,058	26,683	33,285
Amortization of purchased intangibles	3,720	158	—
Acquired in-process research and development	—	4,700	—

Total operating expenses	66,533	47,890	44,862

Loss from operations	(28,508)	(19,165)	(37,190)
Change in fair value of common stock warrant liability	8,075	1,271	12,055
Other income, net	662	1,165	3,139

Pre-tax net loss	(19,771)	(16,729)	(21,996)
Income tax expense	(421)	(5)	(5)
Net loss attributable to non-controlling interest	1,146	2,538	20

Net loss — attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(19,046)	$(14,196)	$(21,981)

Basic and diluted net loss per share — attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(0.48)	$(0.45)	$(0.76)

Basic and diluted weighted average common shares outstanding	39,273,905	31,551,152	29,013,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Equity

	Stockholders’ Equity
						Accumulated
						Other		Total	Non-
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders	Controlling
	Shares	Amount	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity	Interest	Total
						(As Restated)
	(In thousands, except share data)

Balance at December 2006 (restated)	219	$1,281	25,217,793	$25	$236,408	$357	$(206,332)	31,739	$20	$31,759
Net Loss	—	—	—	—	—	—	(21,981)	(21,981)	(20)	(22,001)
Unrealized gain on investments	—	—	—	—	—	136	—	136	—	136

Total comprehensive gain (loss), net	—	—	—	—	—	136	(21,981)	(21,845)	(20)	(21,865)
Conversion of Series D Preferred Stock into Common Stock	(49)	(233)	207,957	1	232	—	—	—	—	—
Issuance of common stock and warrants for cash, net of issuance costs	—	—	5,134,100	5	30,004	—	—	30,009	—	30,009
Fair value of common stock issued to Targent, Inc. for milestones	—	—	125,000	—	520	—	—	520	—	520
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	235,313	—	5,278	—	—	5,278	—	5,278
Issuance of common stock upon exercise of warrants	—	—	161,145	—	519	—	—	519	—	519
Issuance of common stock upon exercise of employee stock options	—	—	81,438	—	120	—	—	120	—	120
Issuance of common stock to 401(k) plan	—	—	44,118	—	211	—	—	211	—	211
Fair value of common stock issued to consultant for services	—	—	25,000	—	163	—	—	163	—	163
Fractional share adjustments	—	—	6	—	—	—	—	—	—	—
Series D Preferred Stock dividend paid with common stock	—	—	1,928	—	—	—	—	—	—	—

Balance at December 2007 (restated)	170	$1,048	31,233,798	$31	$273,455	$493	$(228,313)	$46,713	$—	$46,713
Net Loss	—	—	—	—	—	—	(14,196)	(14,196)	(2,538)	(16,734)
Realized gains on investments	—	—	—	—	—	(493)	—	(493)	—	(493)
Unrealized loss on investments	—	—	—	—	—	(146)	—	(146)	—	(146)

Total comprehensive loss, net	—	—	—	—	—	(639)	(14,196)	(14,835)	(2,538)	(17,373)
Conversion of Series E Preferred Stock into Common Stock	—	—	—	—	—	—	—	—	16,800	16,800
Fair value of common stock issued to Targent, Inc. for NDA Approval	(102)	(629)	204,000	—	629	—	—	—	—	—
Fair value of common stock issued to NDDO, University of Bradford et al	—	—	125,000	—	305	—	—	305	—	305
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	75,000	—	74	—	—	74	—	74
Issuance of common stock to 401(k) plan	—	—	362,088	1	6,322	—	—	6,324	—	6,324
Fractional share adjustments	—	—	166,430	—	274	—	—	274	—	274

Balance at December 31, 2008 (restated)	68	$419	32,166,316	$32	$281,059	$(146)	$(242,510)	$38,854	$14,262	$53,116
Net Loss	—	—	—	—	—	—	(19,046)	(19,046)	(1,146)	(20,192)
Realized gains on investments	—	—	—	—	—	101	—	101	—	101
Unrealized loss on investments	—	—	—	—	—	(25)	—	(25)	—	(25)

Total comprehensive loss, net	—	—	—	—	—	76	(19,046)	(18,970)	(1,146)	(20,116)
Issuance of common stock and warrants for cash, net of issuance costs	—	—	15,187,715	15	81,779	—	—	81,794	—	81,794
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	2,067	2,067
Purchase of non controlling interest	—	—	—	—	(1,798)	—	—	(1,798)	(15,183)	(16,981)
Issuance of common stock to employees - shelf takedown	—	—	432,200	1	1,166	—	—	1,167	—	1,167
Stock Options tender offer	—	—	—	—	(2,520)	—	—	(2,520)	—	(2,520)
Issuance of common stock to 401(k) plan	—	—	139,795	—	448	—	—	448	—	448
Issuance of common stock for ESPP	—	—	65,715	—	292	—	—	292	—	292
Issuance of common stock upon exercise of stock options	—	—	488,750	1	1,261	—	—	1,262	—	1,262
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	207,014	—	6,860	—	—	6,860	—	6,860
Fair value of common stock issued to Targent, Inc. for NDA Approval	—	—	125,000	—	185	—	—	185	—	185
Fair value of common stock issued to Altair Inc. for Renazorb rights	—	—	113,809	—	750	—	—	750	—	750

Balance at December 31, 2009	68	$419	48,926,314	$49	$369,482	$(70)	$(261,556)	$108,324	$—	$108,324

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
		(As Restated)	(As Restated)
	(In thousands, except share
	and share data)

Cash Flows From Operating Activities:
Net loss	$(19,046)	(14,196)	$(21,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(9,186)	—	—
Depreciation and amortization	4,244	610	255
Fair value adjustments of common stock warrants	(8,075)	(1,271)	(12,055)
Acquired in-process research and development	—	4,700	—
Share-based compensation expense	7,423	6,537	5,652
Fair value of common stock issued in connection with drug license	935	379	520
Non-controlling interest in consolidated entities	(1,146)	(2,538)	(20)
Changes in operating assets and liabilities:
Accounts receivable	1,118	(4,811)	959
Inventories	(1,389)	(1,841)	—
Prepaid expenses and other current assets	(354)	101	(268)
Accounts payable and other accrued obligations	7,097	2,387	1,463
Other assets	104	—	—
Accrued compensation	404	1,845	103
Accrued drug development costs	1,149
Deferred revenue and other credits	(912)	93	(43)

Net cash used in operating activities	(17,634)	(8,005)	(25,415)

Cash Flows From Investing Activities:
Net sales (purchases) of marketable securities	25,783	(13,056)	(4,265)
Investment in Zevalin acquisition	(30,940)	(10,202)	—
Purchases of property and equipment	(673)	(1,518)	(346)

Net cash used in investing activities	(5,830)	(24,776)	(4,611)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	95,810	—	30,009
Proceeds from sale of common stock to employees — shelf takedown	1,167	—	—
Proceeds from sale of common stock to employees — ESPP	292	—	—
Proceeds from (repurchase) exercise of warrants	(71)	—	519
Proceeds from exercise of stock options	1,262	—	120
Repurchase of stock options pursuant to tender offer	(2,520)	—	—
Proceeds from Allergan, Inc. collaboration	—	41,500	—

Net cash provided by financing activities	95,940	41,500	30,648

Net increase in cash and cash equivalents	72,476	8,719	622
Cash and cash equivalents, beginning of period	9,860	1,141	519

Cash and cash equivalents, end of period	$82,336	$9,860	$1,141

Supplemental Cash Flow Information:
Interest paid	$28	$36	$—

Income taxes paid	$45	$5	$5

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$935	$379	$520

Fair value of restricted stock granted employees and directors	$488	$606	$1,308

Fair value of stock issued to match employee 401k contributions	$448	$274	$179

Fair value of common stock warrants	$14,016	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Restatement of Historical Financial Statements

The accompanying consolidated balance sheet as of December 31, 2008, and the consolidated statements of operations, equity, and cash flows for the years ended December 31, 2007 and 2008, have been restated in this report to reclassify warrant contracts based on a reassessment of the applicable accounting and classification, as are more fully discussed in Note 2.

1.	Nature of Business

We are a commercial stage biopharmaceutical company committed to developing and commercializing innovative therapies with a focus primarily in the areas of hematology-oncology and urology. We have a fully developed commercial infrastructure that markets and sells two drugs in the United States, Zevalin® and Fusilev®. We also have a portfolio of drugs under various stages of development. Our lead developmental drug is apaziquone (EOquin®), which is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer under a strategic collaboration with Allergan, Inc. Subsequent to December 31, 2009, we acquired development and commercialization rights for North America and India for belinostat, from TopoTarget A/S to jointly develop. Belinostat is being studied in multiple indications, including a Phase 2 trial for relapsed or refractory Peripheral T-Cell Lymphoma (PTCL).

2.	Restatement of Financial Statements

The Company’s consolidated financial statements contained herein include restatements of previously reported financial statements and related disclosures for fiscal years ended December 31, 2007 and 2008 and each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended March 31, 2008 through September 30, 2009 to record common stock warrants as a liability based on a reassessment of the applicable accounting and classification.

In connection with warrants issued in registered offerings during 2005 and 2009 (the “Warrants”), the Company had previously recorded the Warrants as equity under its evaluation of applicable guidance contained in Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815”) (formerly known as Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). In connection with the audit for the fiscal year 2009, the Company, in consultation with Ernst & Young LLP (“Ernst & Young”), the Company’s current independent registered public accounting firm, reassessed the accounting classification of the Warrants payment to ASC 815 based on certain terms of the Warrants. The Warrants provide that in the event the Company is unable to issue registered shares upon exercise, the Warrant holders are entitled, under securities laws, to receive freely tradable shares pursuant to a “cashless exercise” provision. However, based on interpretation of ASC 815, there is a required presumption of net cash settlement as it is not within the control of the Company to provide registered shares, no matter how remote the probability. The Company’s Audit Committee, together with management, in consultation with the Company’s outside legal advisors, determined on March 30, 2010 that, notwithstanding the highly remote theoretical nature of the possibility of net cash settlement, the Warrants should have originally been recorded as liabilities, measured at fair value with changes in the fair values being recognized in the statement of operations.

We have not amended our previously filed Annual Reports on Form 10-K for the fiscal years ended December 31, 2005, 2006, 2007 and 2008, or the Quarterly Reports on Form 10-Q for the periods ended September 30, 2005 through September 30, 2009 to reflect the restatements described in this Annual Report on Form 10-K, and thus the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Annual Report on Form 10-K, all amounts presented from prior periods and prior period comparisons have been revised and labeled as “restated” and reflect the balances and amounts on a restated basis.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

The restatements reflect the reclassification of the warrants from equity to a liability in the following amounts, which represents the fair value of the warrants, as of the issuance dates, calculated using the Black-Scholes option pricing model.

				Fair Value
	Number of			of Warrants
	Warrants	Exercise	Expiration	at Issuance
Issuance Date	Issued	Price	of Warrants	Date
				(In thousands)

September 14, 2005	4,000,000	$6.62	September 14, 2011	$15,472

May 27, 2009	1,956,947	$5.11	February 25, 2010	$2,881

June 15, 2009	857,633	$5.83	March 15, 2010	$1,847

June 30, 2009	1,468,020	$7.10	March 30, 2010	$4,117

September 18, 2009	2,649,007	$7.55	June 20, 2010	$5,170

The revaluation of the warrants at each subsequent balance sheet date to fair value, results in a change in the carrying value of the liability, which change is recorded as ‘‘Change in fair value of common stock warrant liability” in the consolidated statement of operations. The net effect of these changes for fiscal years ended December 31, 2008 and 2007, and for each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended March 31, 2008 through September 30, 2009 are as follows:

Income (Loss) Resulting
from Change in Fair
Value of Common
Reporting Period	Stock Warrant Liability
(In thousands)

Annual
Year ended December 31, 2007	$12,055

Year ended December 31, 2008	$1,271

Interim (unaudited)
Quarter ended March 31, 2008	$520

Quarter ended June 30, 2008	$916

Quarter ended September 30, 2008	$45

Quarter ended December 31, 2008	$(210)

Quarter ended March 31, 2009	$(509)

Quarter ended June 30, 2009	$(20,113)

Quarter ended September 30, 2009	$(8,863)

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

The following tables summarize the effects of the restatements on the specific line items presented in the Company’s historical consolidated financial statements included in the Company’s Annual Report on Form 10-K as of the fiscal year ended December 31, 2008 and for the two years ended December 31, 2008:

Consolidated Balance Sheet	December 31, 2008	December 31, 2008
	(As previously reported)	(As Restated)
	(In thousands)

Current liabilities:
Common stock warrant liability	$—	$765
Total current liabilities	$28,032	$33,571

Spectrum Pharmaceuticals, Inc. stockholders’ equity:
Additional paid-in-capital	$296,531	$281,059
Accumulated deficit	$(257,217)	$(242,510)
Total stockholders’ equity	$39,619	$38,854

	Year Ended	Year Ended	Year Ended	Year Ended
Consolidated Statements of Operations	December 31, 2008	December 31, 2008	December 31, 2007	December 31, 2007
	(As Previously	(As Restated)	(As Previously	(As Restated)
	Reported)		Reported)

Change in fair value of common stock warrant liability	$—	$1,271	$—	$12,055
Net loss — attributable to Spectrum Pharmaceuticals, Inc. stockholders	(15,467)	(14,196)	(34,036)	(21,981)

Per share data — basic and diluted — attributable to Spectrum Pharmaceuticals, Inc. stockholders:
Net loss per share — attributable to Spectrum Pharmaceuticals, Inc.	$(0.49)	$(0.45)	$(1.17)	$(0.76)

The restatements resulted in changes to the opening balances of accumulated defict, additional paid in capital and total shareholders’ equity as of January 1, 2007 as follows:

	January 1, 2007	January 1, 2007
	(As Previously	(As Restated)
	Reported)
	(In Thousands)

Additional paid-in capital	$251,880	$27,345
Accumulated deficit	$(207,714)	$(228,313)
Stockholders’ equity	$45,829	$46,713

The restatements had no impact on the financial statement amounts previously reported for the Company’s assets, revenues and operating costs and expenses and cash flows from operations other than the change in net income (loss) for the years ended December 31, 2008 and 2007, or for the first nine months ended September 30, 2009, or any quarterly periods in the years ended December 31, 2009, 2008 and 2007.

3.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Spectrum Pharmaceuticals, Inc. (Spectrum or the Company), our wholly-owned subsidiaries, and joint ventures the Company controls, or of which it is the primary beneficiary. We evaluate the need to consolidate joint ventures based on ASC No. 810-10-15, Consolidation, Variable Interest Entities. Investments by outside parties in our consolidated entities are recorded as non-

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

controlling interest in consolidated entities in our consolidated financial statements, and stated net after allocation of income and losses in the entity.

As of December 31, 2009, we had three consolidated subsidiaries: OncoRx Pharma Private Limited (“OncoRx”), 100% owned, organized in Mumbai, India in 2008; Spectrum Pharmaceuticals GmbH, wholly-owned inactive subsidiary, incorporated in Switzerland in April 1997; RIT Oncology, LLC (“RIT”), 100% owned since March 15, 2009, organized in Delaware in October 2008; and one consolidated joint venture, Spectrum Pharma Canada, organized in Quebec, Canada in January 2008. We have eliminated all significant intercompany accounts and transactions from the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the consolidated financial statements and accompanying notes. The estimation process requires assumptions to be made by management about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from those estimates.

Subsequent Events

In connection with the preparation of the consolidated financial statements, we have evaluated subsequent events through the filing date of this Form 10-K.

Cash and Cash Equivalents, Marketable Securities and Fair Value of Financial Instruments

Cash and cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, institutional money market funds, corporate debt and equity, municipal obligations, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of 90 days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities. Investments that lack immediate liquidity, or which we intend to hold for more than one year are classified as long-term investments, and included in other assets. All of our “available for sale securities” are classified as current assets based on our intent and ability to use any and all of these securities as necessary to satisfy our cash needs as they arise, by redeeming them at par with short notice and without penalty.

We have classified $11.4 million of our investments with maturity dates over 1 year from December 31, 2009 as long term based on held to maturity.

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include:

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

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the assessment of fair value.

The carrying values of our cash, cash equivalents, marketable securities, other securities and common stock warrants, carried at fair value as of December 31, 2009 and 2008, are classified in the table below in one of the three categories described above:

	Fair Value Measurements at December 31,
	2009 and 2008
	(In ‘000’s)
	Level 1	Level 2	Level 3	Total

2009
Assets:
Cash & Equivalents	$82,336	—	—	$82,336
U.S. Treasury T-Bills	3,501	—	—	3,501
Money Market Currency Funds	4,800	—	—	4,800
FDIC insured Bank CDs	20,948	—	—	20,948
Medium Term Corporate Notes	153	—	—	153
U.S. Treasury Backed Securities	13,041	—	—	13,041
Other Securities (included in other assets)	35	—	—	35

Total assets	$124,814	—	—	$124,814

Liabilities:
Common stock warrant liability	—	—	$6,635	$6,635

2008
Assets:
Cash & Equivalents	$9,860	—	—	$9,860
U.S. Treasury T-Bills	12,217	—	—	12,217
Money Market Currency Funds	128	—	—	128
FDIC insured Bank CDs	10,509	—	—	10,509
Medium Term Corporate Notes	1,912	—	—	1,912
U.S. Treasury Backed Securities	43,650	—	—	43,650
Other Securities (included in other assets)	47	—	—	47

Total assets	$78,323	—	—	$78,323

Liabilities:
Common stock warrant liability	—	—	$765	$765

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended December 31, 2009 and 2008:

Fair Value Measurements of
Common Stock Warrants
Using Significant
Unobservable Inputs (Level 3)
($ in 000’s)

Balance at January 1, 2008	$2,036

Transfers in / (out) of Level 3	—
Issuance of common stock warrants	—
Repurchase of Forfeitures	—
Expirations	—

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

Fair Value Measurements of
Common Stock Warrants
Using Significant
Unobservable Inputs (Level 3)
($ in 000’s)

Settlements associated with exercises	—
Adjustments resulting from change in value of warrants recognized in earnings	(1,271)

Balance at December 31, 2008	765

Transfers in / (out) of Level 3	—
Issuance of common stock warrants	14,016
Repurchases or forfeitures	(394)
Gain on repurchase recognized in earnings	323
Expirations	—
Settlements associated with exercises	—
Adjustments resulting from change in value of warrants recognized in earnings	(8,075)

Balance at December 31, 2009	$6,635

The fair value of common stock warrants are measured on their respective origination dates and at the end of each reporting period using Level 3 inputs in accordance with the accounting guidance. The significant assumptions used in the calculations under the Black-Scholes pricing model as of December 31, 2009 and 2008, included an expected term based on the remaining contractual life of the warrants, a risk-free interest rate based upon observed interest rates appropriate for the expected term of the instruments, volatility based on the historical volatility of the Company’s common stock, and a zero dividend rate based on the Company’s past, current and expected practices of granting dividends on common stock.

As of December 31, 2009, substantially all of our cash, cash equivalents and marketable securities were held at major financial institutions, which are required to invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. To a limited degree, these investments are insured by the Federal Deposit Insurance Corporation and by third party insurance. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments.

The Company did not elect the fair value option, as allowed to account for its financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are still reported at their historical carrying values.

Concentration of credit risk

We are subject to concentration of credit risk primarily from our cash investments. Under our investment guidelines, credit risk is managed by diversification of the investment portfolio and by the purchase of investment-grade securities.

Our product sales are concentrated in a limited number of customers. For the year ended December 31, 2009, approximately 44% of our product sales of Fusilev were derived from specialty distributors of oncology products as

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

compared to 100% for the year ended 2008. For Zevalin, we recorded 21% of revenues from radiopharmacies as compared to 0% for the years ended December 31, 2009 and 2008, respectively; and the balance from end user customers. For Zevalin, no single end user customer constituted revenues over 10% individually. Due to changes in market dynamics, these ratios are not indicative of future concentrations. As of December 31, 2009, no single specialty distributor owed us more than 10% of the total net accounts receivables. Three specialty distributors owed us 100% at the end of 2008. No single end user customer owed us more than 10% of net receivables as of December 31, 2009 or 2008. We maintain reserves for potential credit losses and such losses, in the aggregate, have not exceeded our estimates. We do not require collateral or other security to support credit sales, but provide an allowance for bad debts when warranted.

Currently we have single source suppliers for raw materials, and the manufacturing of finished product of Zevalin and Fusilev. A disruption in supply could materially affect our sales.

Similarly, we have single source suppliers for raw materials, and manufactured finished product for our development drug candidates. If we are unable to obtain sufficient quantities of such product, our research and development activities may be adversely affected.

Inventories

Inventory is valued at the lower of cost (first-in, first-out method) or market. The lower of cost or market is determined based on net estimated realizable value after appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.

Property and Equipment

Property and equipment is stated at cost. Equipment is depreciated on a straight-line basis over its estimated useful life (generally 5 to 7 years). Leasehold improvements are amortized over the shorter of the estimated useful life or lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the life of the property are capitalized.

All long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, we reduce the carrying value of the asset to fair value. Fair value would be determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

Patents and Licenses

We expense all licensing and patent application costs as they are incurred.

Intangible Assets

As described in note 4 below, we acquired 50% of the rights in RIT in December 2008 and the remaining 50% in March 2009.

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

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years.

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

We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. No impairment loss was recorded during the years 2009, 2008 or 2007.

Segment and Geographic Information

We operate in one business segment, that is to acquire, develop and commercialize prescription drug products. Accordingly, the accompanying consolidated financial statements are reported in the aggregate, including all our activities in one segment. Our foreign operations were not significant for any of the years presented herein.

Revenue Recognition

Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to the customer. We sell our products to wholesalers and distributors of oncology products and directly to the end user, directly or through GPOs (e.g., certain hospitals or hospital systems and clinics with whom we have entered into a direct purchase agreement). Our wholesalers and distributors purchase our products and sell the products directly to end users, which include, but are not limited to, hospitals, clinics, medical facilities, managed care facilities and private oncology based practices etc. Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to the customer, and the following additional criteria specified by ASC No. 605-15, “Revenue Recognition: Products”, are met:

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

We also follow the provisions as set forth by current accounting rules, which primarily include ASC No. 605-15, “Revenue Recognition: Products,” and ASC No. 605-25, “Revenue Recognition: Multiple-Element Arrangements.”

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

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

Provision for estimated product returns, sales discounts, rebates and chargebacks are established as a reduction of gross product sales at the time such revenues are recognized. Thus, revenue is recorded, net of such estimated provisions.

Consistent with industry practice, our product return policy permits our customers to return products within 30 days after shipment, if incorrectly shipped or not ordered, and within a window of time 6 months before and 12 months after the expiration of product dating, subject to certain restocking fees and preauthorization requirements, as applicable. The returned product is destroyed if it is damaged, it’s quality is compromised or it is past its expiration date. Based on our returns policy, we refund the sales price to the customer as a credit and record the credit against receivables. In general, returned product is not resold. We generally reserve the right to decline granting a return and to decide on product destruction. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and other pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and the extensive experience of our management with selling the same and similar oncology products. We record an allowance for future returns by reducing gross revenues and increasing the allowance for returns. If allowances exceed the related accounts receivables, we reclassify such allowances to accrued obligations. Historical allowances for product returns have been within estimated amounts reserved or accrued.

We record Medicaid and Medicare rebates based on estimates for such expense. However, such amounts have not been material to the financial statements.

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

Research and Development

Research and development expenses include salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaborative research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. In certain instances, we enter into agreements with third parties for research and development activities, where we may prepay fees for services at the initiation of the contract. In accordance with ASC No. 730-20, “Research and Development: Research & Development Arrangements,” we record such prepayment as a prepaid asset and charge research and development expense over the period of time the contracted research and development services are performed. Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon the completion of milestones or receipt of deliverables.

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

The following shows the amounts used in computing basic loss per share for each of the three years in the period ended December 31, 2009.

	Year Ended December 31,
	2009	2008	2007
		(As Restated)	(As Restated)
	(Amounts in thousands except share
	and per share data)

Net loss — attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(19,046)	$(14,196)	$(21,981)
Less:
Preferred dividends paid in cash or stock	—	—	—

Loss attributable to Spectrum stockholders	$(19,046)	$(14,196)	$(21,981)

Weighted average shares issued and outstanding	48,425,486	31,551,152	29,013,850

Basic and diluted net loss per share	$(0.39)	$(0.45)	$(0.76)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	Year Ended
	2009	2008	2007

Series E Preferred Shares	136,000	136,000	340,000
Stock Options	4,451,733	5,097,835	4,185,273
Warrants	8,379,912	5,444,555	9,572,051

	12,967,645	10,678,390	14,097,324

Accounting for Employee Share-Based Compensation

We measure compensation cost for all share-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

The fair value of share-based compensation is estimated based on the closing market price of our common stock on the day prior to the award grants for stock awards, and the Black-Scholes Option Pricing Model for stock

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

options and warrants. We estimate volatility based on historical volatility of our common stock, and estimate the expected length of options based on several criteria, including the vesting period of the grant and the term of the award.

We recorded share-based employee compensation during each of the three years in the period ended December 31, 2009 as follows:

	2009	2008	2007
	($ in ‘000’s)

Research and development	$3,192	$3,925	$3,555
Selling, general and administrative	4,231	2,612	2,097

Total employee pre-tax share-based compensation	$7,423	$6,537	$5,652

Warrant accounting

We account for common stock warrants pursuant to the applicable guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.”

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has determined that the net deferred tax asset does not meet the “more likely than not” to be realized criteria and, accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

Comprehensive Income (loss)

Comprehensive loss is calculated in accordance with ASC No. 220, “Comprehensive Income,” which requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive loss at December 31, 2009, 2008 and 2007, respectively consisted primarily of net unrealized gains/losses on investments in marketable securities as of that date.

Reclassification of Accounts

Certain reclassifications of prior-year comparative financial statements have been made to conform to the current year presentation. These reclassifications had no effect on previously reported consolidated results of operations or financial position.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance that establishes the FASB Accounting Standards CodificationTM as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and nonauthoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. The Company adopted the provisions of the guidance in the third quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance became effective for interim periods and fiscal years ending after June 15, 2009. The Company adopted the provisions of the guidance in the second quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance that requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. This guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued authoritative guidance that clarifies how to account for acquired intangible assets subsequent to initial measurement in situations in which an entity does not intend to actively use the assets but intends to hold the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. This guidance requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life that reflects the entity’s consumption of the expected benefits related to that asset. This guidance became effective for intangible assets acquired on or after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued authoritative guidance that requires companies to determine if an instrument (or embedded feature) is indexed to an entity’s own stock and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of the guidance for accounting for derivatives and hedging activities. The guidance sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock (a requirement necessary to comply with the scope exception under the guidance for accounting for derivatives). The Company adopted the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued authoritative guidance that amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosure related to renewing or extending the useful lives of recognized intangible assets. This guidance became effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that significantly changes the accounting and reporting requirements for business combination transactions, including capitalization of in-process research and development assets and expensing acquisition costs as incurred. This guidance became effective for business combination transactions occurring in fiscal years beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued authoritative guidance that changes the accounting and financial reporting of noncontrolling ownership interests in subsidiaries held by parties other than the parent, and the allocation of net income attributable to the parent and the noncontrolling interest. This guidance also establishes disclosure requirements to separately identify the interests of the parent and the interests of the noncontrolling owners. This guidance became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption changed the presentation format of the Company’s consolidated statements of operations and equity and consolidated balance sheets, but did not have an impact on net earnings or equity attributable to the Company’s stockholders.

In December 2007, the FASB issued authoritative guidance that defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to existing authoritative accounting literature. Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. This guidance became effective for fiscal years beginning after December 15, 2008 and was applied as a change in accounting principle to all prior periods retrospectively for all collaborative arrangements existing as of the effective date. The Company adopted the provisions of the guidance in the first quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company has not yet evaluated the potential impact of adopting this guidance on the Company’s consolidated financial statements.

In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be the Company’s fiscal year 2011, with earlier application permitted. The Company has not yet evaluated the potential impact of adopting this guidance on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary. This guidance will be effective for fiscal years beginning after November 15, 2009, which will be the Company’s fiscal year 2010. The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

4.	Commercial and Development Drug Products

We currently market two products in the United States, Zevalin and Fusilev. In addition, we have several products in clinical development, primarily including apaziquone (EOquin) which has completed patient enrollment for two Phase 3 clinical trials for bladder cancer and has one multiple instillation study under development and belinostat, a drug we recently partnered with TopoTarget A/S to jointly develop. Belinostat is being studied under a Special Protocol Assessment (SPA), in a Phase 2 trial for relapsed or refractory Peripheral T-Cell Lymphoma (PTCL). The following is a brief description of our key products as of December 31, 2009.

Zevalin:  Zevalin is a prescribed form of cancer therapy called radioimmunotherapy. Radioimmunotherapy combines a source of radiation, called a radioisotope, with an antibody.

During the year ended December 31, 2009 and 2008, we recorded net revenues of $15.7 million and $0.3 million, respectively from sales of Zevalin.

In December 2008, we partnered with Cell Therapeutics, Inc. (CTI) to form a 50-50 owned joint venture, RIT Oncology, LLC (RIT) to commercialize and develop Zevalin, a CD20-directed radiotherapeutic antibody, in the United States. We paid $15 million for our 50% interest in RIT. Pursuant to provisions of the 2008 joint-venture agreement, in March 2009, we acquired the remaining 50% ownership of RIT for $16.5 million, resulting in RIT becoming our wholly-owned subsidiary. In April 2009, we disputed payment of an installment of $3.5 million of the $16.5 million, on the grounds that CTI’s unpaid liabilities pertaining to Zevalin, and CTI’s share of joint venture expenses equaled or exceeded the installment amount. In May 2009, we received an arbitration award of approximately $4.3 million. The entire $3.5 million was released to us and CTI additionally paid us approximately $0.8 million. The award was final, binding and non-appealable by either party.

The assets contributed by CTI to RIT were all of its interests in the Zevalin business, which included the following: (i) assets acquired in the December 2007 agreement with Biogen, which included the U.S. development, sales and marketing rights to Zevalin. The assets acquired included the Zevalin FDA registration, FDA dossier, U.S. trademark, trade name and trade dress, customer list, certain patents and the assignment of numerous contracts. There was no continuity of physical facilities or personnel from the December 2007 transaction; (ii) assets acquired in the June 2008 Access Agreement with Bayer Schering Pharma AG, which holds the rights to Zevalin outside of the United States. Under the agreement, Bayer gave CTI access to data from Bayer’s phase 3 first-line indolent trial (FIT Trial), of Zevalin; and (iii) CTI’s September 30, 2008 submission of the Zevalin sBLA for use in first-line consolidation therapy for patients with B-cell follicular NHL. The joint venture also assumed obligations of $2.2 million in current liabilities and certain contingent obligations.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

The allocation of the initial capitalization of the joint venture, detailed below, was based on the relative fair values of the intangible assets acquired, as determined by an independent valuation consultant, and the obligations assumed by the joint venture.

Developed technology		$23,100
Core technology		14,100
Acquired in-process research and development		4,700
Assumed obligation to pay Biogen		(2,200)
Acquisition transaction costs		(902)
Fair value of assumed contingent obligations	$12,500
Less: Limitation based on excess of values of intangibles acquired over initial capitalization	(1,898)

Maximum amount available	$10,602
Contingent obligations, restricted out of $10,602 as recorded		(8,798)

Total initial capitalization of joint venture		$30,000

The total fair value of developed and core assets equals $37.2 million. The developed technology asset relates to intellectual property and rights thereon related to Zevalin as approved by the FDA for relapsed or refractory, low-grade or follicular B-cell NHL. The core technology asset represents the value of the intellectual property and rights therein expected to be leveraged in the development of label expansions for Zevalin. Developed and core technologies are amortized over the term of the patents related to such technologies. Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. The developed and core technology assets will be amortized over 10 years, or approximately $3.7 million annually through 2018. In addition, during 2008 an amount of $4.7 million of IPR&D for a medical indication still awaiting approval by the FDA was recorded to operating expenses. Such amount was completely written off during the year ended December 31, 2008. Amortization expense expected to be recorded over the next five years is approximately $18.5 million. In process research and development (IPR&D) for RIT was evaluated utilizing the present value of the estimated after- tax cash flows expected to be generated by purchased undeveloped technology related to the Zevalin business or label expansions for indications that have not been approved by the FDA. Since, at the effective time of the transaction establishing RIT, the IPR&D had not reached technological feasibility, such amount was charged to operations for the year ended December 31, 2008 as of the formation date of RIT. The March 2009 50% acquisition of the non-controlling interest in RIT included a premium of $1.8 million, including certain acquisition related costs, was charged to additional paid in capital in accordance with ASC 810, “Consolidation.”

The RIT transaction involved contingent consideration, therefore we recognized $8.8 million as a Zevalin related contingent obligation on the balance sheet, which is equal to the excess of the fair value of the intangible assets over the initial capitalization, and is less than the approximately $12.5 million fair value of the contingent consideration, as determined by the independent valuation consultant. Certain contingencies were resolved during 2009 and $8.5 million of the contingent consideration payable was charged to the recorded amount, which reduced contingent liabilities to approximately $0.3 million at December 31, 2009.

In December 2008, the United States Food and Drug Administration (FDA) had accepted for filing and review, and granted priority review status for a supplemental Biologics License Application (sBLA) for the use of Zevalin as part of a first-line therapy for patients with previously untreated follicular non-Hodgkin’s lymphoma (NHL). The sBLA application was approved by the FDA on September 3, 2009, which now allows the use of Zevalin for a substantially larger patient population. Zevalin is now FDA approved and marketed by Spectrum for treatment of patients with previously untreated follicular NHL who achieve a partial or complete response to chemotherapy and with relapsed or refractory, low-grade or follicular B-cell NHL, including patients who have rituximab-refractory follicular NHL. In connection with the FDA approval, we became obligated to pay $8.5 million in milestone

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

payments. Such amount was included in accrued liabilities as of September 30, 2009 and paid in October 2009. In November 2009, the Centers for Medicare & Medicaid Services (CMS) finalized a policy to allow reimbursement for Zevalin®, in the Hospital Outpatient Prospective Payment System, based on the Average Sales Price (ASP) methodology applicable to other injectable drugs and biologicals. This reimbursement methodology will go into effect on January 1, 2010.

Fusilev for Injection:  Fusilev is the only commercially available drug containing only the pure active L-isomer of racemic (L and R forms) leucovorin. Fusilev is currently indicated after high-dose methotrexate therapy in patients with osteosarcoma, and to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists.

We commercially launched Fusilev in August 2008 and recorded net revenues of approximately $12.5 million and $7.7 million from Fusilev sales for the year ended December 31, 2009 and 2008 respectively.

In April 2006, we acquired all of the oncology drug assets of Targent, Inc. The principal asset in the transaction was a license agreement to market Fusilev in the field of oncology in North America. We paid an up-front fee in common stock, with a fair market value of approximately $2.7 million, and are contingently obligated to pay additional amounts based upon achievement of milestones. At our option, cash payments for milestones specified in the agreement may be paid in shares of the Company’s common stock having a value determined as provided in the asset purchase agreement, equal to the cash payment amount. In 2009, 2008 and 2007, we recorded stock-based research and development charges of $185,000, $305,000 and $520,000, respectively, which represents the fair market value of 125,000 shares of our common stock issued at each of October 2007 and March 2008 as milestone payments to Targent, LLC.

Apaziquone (EOquin®):  Apaziquone, a synthetic drug which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for non-muscle invasive bladder cancer.

In October 2008, we signed an exclusive development and commercialization collaboration agreement with Allergan for apaziquone. Under the terms of the agreement, Allergan paid us an up-front non-refundable $41.5 million at closing and will make additional payments of up to $304 million based on the achievement of certain development, regulatory and commercialization milestones. We retained exclusive rights to apaziquone in Asia, including Japan and China. Allergan received exclusive rights to apaziquone for the treatment of bladder cancer in the rest of the world, including the United States, Canada and Europe.

In the United States, Allergan and we will co-promote apaziquone and share equally in its profits and expenses. Allergan will also pay us royalties on all of its apaziquone sales outside of the United States. Under the terms of the agreement, we will continue to conduct the development program, including the manufacture of clinical supplies and the conduct of the current and future phase 3 clinical trials, and will be jointly responsible for obtaining regulatory approval for the product. Both parties share development expenses with Allergan bearing 65% of the cost. Pursuant to our revenue recognition policy, we expect that we will recognize the up front payment of $41.5 million over the period of the development work, estimated at 4 to 5 years. As of December 31, 2009 and 2008, we have classified $8.3 million of such amount recorded on the consolidated balance sheet as current portion of deferred revenue.

In December 2009, we completed enrollment of our two Phase 3 pivotal clinical trials enrolling more than 1,600 patients with non-muscle invasive bladder cancer. As per the collaboration agreement with Allergan, Spectrum recorded a $1.5 million milestone payment from Allergan. Such amount was received in January 2010.

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

In October 2008, we terminated our 2001 license agreement for apaziquone with INC Research®, formerly NDDO Research Foundation (INC) in the Netherlands, as the patents underlying the agreement were all about to expire. Pursuant to the termination, INC assigned to us all rights it had in the know-how or intellectual property licensed under the agreement and all rights in may have had in any know-how or intellectual property created during the term of the agreement. In exchange we paid INC a nominal amount of cash and issued them a nominal number of shares of our common stock. In addition, INC is entitled to up to 25,000 additional shares of our common stock and an additional payment of $300,000 upon achievement of certain regulatory milestones.

In November 2009, we entered into a collaboration agreement with Nippon Kayaku Co., LTD. for the development and commercialization of apaziquone in Asia, except North and South Korea (Nippon Kayaku Territory). In exchange, Nippon Kayaku is required to pay Spectrum an up-front payment of $15.0 million, which was received in January 2010, and agreed to make additional payments of up to $136.0 million based on the achievement of certain regulatory and commercialization milestones. Nippon Kayaku received exclusive rights to apaziquone for the treatment of non-muscle invasive bladder cancer in Asia, including Japan and China. Under the terms of the Nippon Kayaku collaboration agreement, Nippon Kayaku will conduct the apaziquone clinical trials pursuant to a development plan. In addition, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of apaziquone in the Nippon Kayaku Territory.

Also in November 2009, we entered into collaboration agreement with Handok Pharmaceuticals of Korea for the development and commercialization of apaziquone for the treatment of non-muscle invasive bladder cancer in North and South Korea. Under the terms of the Handok collaboration agreement, Handok is required to pay us an up-front payment of $1.0 million, which was received in January 2010, and potential milestone payments totaling approximately $19 million. The potential milestones will be based on the achievement of certain regulatory and commercialization milestones. Additionally, Handok will conduct the apaziquone clinical trials pursuant to a development plan and will be responsible for all expenses relating to the development and commercialization of apaziquone in North and South Korea.

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

In August 2009, we acquired 100% of the rights to RenaZorb and Renalan®, lanthanum-based nanotechnology compounds with potent and selective phosphate binding properties, for all uses pursuant to an amended and restated agreement that we entered into with Altair Nanomaterials, Inc. and Altair Nanotechnologies. In 2005, the Company had acquired the worldwide license from Altair to develop and commercialize Altair’s lanthanum-based nanotechnology compounds and related technology or all human therapeutic uses. The August 2009 acquisition expanded the worldwide, exclusive license to include all uses. In conjunction with the expanded license, Altair assigned all intellectual property associated with RenaZorb (associated with human uses), Renalan® (associated with animal or veterinarian use), its lanthanum-based nanotechnology and all of its other life sciences research and development to us. In consideration, we issued 113,809 shares of our common stock, with a then fair value of approximately $750,000, which was recorded to research ad development in the consolidated statement of operations in 2009. We are responsible for all development, commercialization and intellectual property costs that accrue after the August 2009 execution date for the amended and restated agreement.

Ozarelix:  Ozarelix, a LHRH (Luteinizing Hormone Releasing Hormone, also known as GnRH or Gonadotropin Releasing Hormone) antagonist (a substance that blocks the effects of a natural hormone found in the

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

body) is currently being investigated for its targeted indications in hormone dependent prostate cancer, and endometriosis.

In January 2010, subsequent to the close of the year, we terminated a multi-center, randomized, double-blind, placebo-controlled study to evaluate the efficacy of ozarelix compared to placebo in the treatment of lower urinary tract symptoms (LUTS) secondary to BPH in men. Currently, we are considering the future development of ozarelix.

5.	Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents, and investments in marketable securities, including long term bank certificates of deposits, totaled $124.8 million and $78.3 million as of December 31, 2009 and 2008, respectively. The following is a summary of such investments (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair		Marketable Securities
	Cost	Gains	Losses	Value	Cash	Current	Long Term

December 31, 2009
Cash and cash equivalents	$82,336	—	—	$82,336	$82,336	—	—
Bank certificates of deposit	20,948	—	—	20,948	—	$12,260	$8,688
Money Market Currency Funds	4,800	—	—	4,800	—	4,800	—
U.S. Government securities	16,542	—	—	16,542	—	13,792	2,750
Corporate debt securities	153	—	—	153	—	153	—
Other securities (included in other assets)	47	—	12	35	—	—	35

Total investments	$124,826	$—	$12	$124,814	$82,336	$31,005	$11,473

December 31, 2008
Cash and cash equivalents	$9,860	—	—	$9,860	$9,860	—	—
Bank certificates of deposit	10,509	—	—	10,509	—	$10,319	190
Money Market Currency Funds	128	—	—	128	—	128	—
U.S. Government securities	55,867	—	—	55,867	—	55,867	—
Corporate debt securities	2,000	—	88	1,912	—	1,912	—
Other securities (included in other assets)	104	—	57	47	—	—	47

Total investments	$78,468	$—	$145	$78,323	$9,860	$68,226	$237

“Available-for-sale” marketable securities are carried at fair value, with any unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, as well as interest income and dividends on investments, are included in other income and expense. We have classified $11.4 million of our investments with maturity dates over 1 year from December 31, 2009 as long term based on held to maturity.

6.	Accounts Receivables, Related Allowances and Revenues

Our product sales are concentrated in a limited number of customers. For the year ended December 31, 2009, approximately 44% of our Fusilev product sales were derived from specialty distributors of oncology products as compared to 100% for the year ended 2008; for Zevalin, we accorded 21% of revenues from radio pharmacies as

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

compared to 0% for the years ended December 31, 2009 and 2008, respectively; and the balance from end use customers. For Zevalin, not a single end user customer constituted revenues over 10% individually. Due to changes in market dynamics, these ratios are not indicative of future concentrations. As of December 31, 2009, for Fusilev, not a single specialty distributor owed us more than 10% of the total net accounts receivables. Three specialty distributors owned us 100% of receivables at the end of 2008. For Zevalin, no single end user customer owed us more than 10% of net receivables as of December 31, 2009 or 2008. All sales were to customers in the United States.

For Fusilev, we utilize a third-party logistics company to store and distribute this drug product. The same third party logistics company also stores and ships Zevalin kits containing the CD20 MAB.

During 2009, we changed the supply and distribution model for Zevalin. Previously, we sold Zevalin kits containing the CD20 MAB to radiopharmacies, who in turn ordered the radioactive isotope (Y-90 or In-111) separately and radiolabeled (or attached) the radioactive isotope to the CD20 MAB. The radiopharmacy then sold the end user product to the consumer. Under the current model we do not sell the Zevalin kits containing the CD20 MAB to the radiopharmacies, but instead contract with them, as a fee-for-service, to radiolabel the individual components of the CD20 MAB to the radioactive isotope, and then, also under a fee-for-service arrangement, have them distribute the end use product to the end user; the clinics, hospitals or other medical settings. In this regard, we now sell the CD20 MAB together with the radioactive isotope as the end user product.

Accounts receivable, net of allowances for doubtful accounts, consisted of the following:

	December 31,
	2009	2008
	($ in ‘000’s)

Accounts receivables gross	$8,808	$9,926
Allowances for doubtful accounts	(150)	(150)

Accounts receivables net of allowances	$8,658	$9,776

Allowances for chargebacks, discounts and rebates and returns as of December 31, 2009 and 2008 are recorded as a part of other accrued liabilities on the balance sheet. Allowances thus recorded consisted of the following:

	December 31,
	2009	2008
	($ in ‘000’s)

Allowances for discounts, chargebacks and rebates	$860	$1,631
Allowances for returns	1,176	3,143

Total allowances	$2,036	$4,774

Shipments of Fusilev for the year ended December 31, 2008 were approximately $10.8 million (net of estimates for promotional, price and other adjustments). We deferred the recognition of approximately $3.1 million of such revenue to allow for potential sales returns. In 2009, based on our evaluation of return history to date combined with inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and other pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and the extensive experience of our management with selling the same and similar oncology products, we reduced the reserve to approximately $1.2 million. No returns reserve is recorded for Zevalin since we invoice our end user customers and recognize revenues only when a patient is treated with Zevalin.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

7.	Inventories

As of December 31, 2009 and 2008, inventories, net, consisted of the following:

	2009	2008
	($ in ‘000’s)

Finished Goods	$3,039	$1,492
Work In Process	—	312
Raw Materials	280	68
Less: reserve for obsolescence	(89)	(31)

	$3,230	$1,841

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.

8.	Property and Equipment

As of December 31, 2009 and 2008, property and equipment consisted of:

	2009	2008
	($ in 000’s)

Equipment	$2,762	$2,286
Leasehold improvements	1,255	1,255

Total property and equipment	4,017	3,541
Less: accumulated depreciation and amortization	(2,089)	(1,759)

Property and equipment, net	$1,928	$1,782

For the years ended December 31, 2009, 2008 and 2007, the Company recorded depreciation expense of approximately $527,000, $452,000 and $255,000, respectively.

9.	Income Taxes

Significant components of the income tax expense for each of the three years ended December 31, 2009 are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Current:
Federal	$78
State	$343	$5	$5
Foreign

	$421	$5	$5
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total Provision	$421	$5	$5

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows (in thousands):

	2009	2008	2007
		(As Restated)	(As Restated)
	(Amounts in thousands)

Tax benefit computed at the federal statutory rate	$(6,697)	$(6,086)	$(8,548)
State tax, net of federal benefit	(981)	(1,039)	(1,462)
Expired Tax Attributes	8,097	—	—
Credits	(1,644)	—	—
Common stock warrant liability	(2,745)	(432)	(4,099)
Permanent items and other	796	—	—
Valuation allowance	3,595	7,562	14,114

Income tax provision	$421	$5	$5

Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	2009	2008
		(As Restated)
	(Amounts in thousands)

Deferred tax assets:
Net operating loss carryforwards	$58,597	$70,468
Research Credits	10,230	9,468
Stock Compensation	2,641	2,755
Deferred Revenue	12,839	—
Depreciation and amortization differences	1,466	698
Other, Net	1,211	—
Valuation Allowance	(86,984)	(83,389)

	$—	$—

At December 31, 2009, the Company has federal and state net operating loss carryforwards of approximately $153.2 million and $94.1 million, respectively. The Company has approximately $2.5 million of foreign loss carryforwards that begin to expire in 2010. The federal and state loss carryforwards begin to expire in 2018 and 2012, respectively, unless previously utilized. At December 31, 2009, the Company has federal and state research and development tax credits of approximately $10 million and $0.2 million, respectively. The federal research tax credit begins to expire in 2010 unless previously utilized.

The utilization of the net operating loss and research and development tax credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions due to the amount of the net operating loss and research and development tax credits carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results form transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created an annual limitation on the Company’s ability to utilize its net operating loss and research and development tax carryovers.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

The Company has not completed a study to assess whether an ownership change has occurred. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company is subject to the accounting guidance for uncertain income tax positions as of January 1, 2007. The Company believes that is income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the accounting guidance.

Management does not believe that the amounts of unrecognized tax benefits will increase within the next twelve months. With a few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2005. The Company policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense.

10.	Commitments and Contingencies

Facility and Equipment Leases

The Company leases certain facilities and office equipment. As of December 31, 2009, we primarily had obligations under a facility lease in Irvine, California, which expires in June 30, 2016, an office lease in Henderson, Nevada, which expires in September 2011, and various operating and capital equipment leases.

Minimum lease requirements for each of the next five years and thereafter, under the property and equipment operating leases, are as follows:

	Lease	Capital Lease
	Commitments	Commitments
	($ in ‘000’s)

Year ending December 31:
2010	$428	$50
2011	455	50
2012	484	47
2013	513	—
2014	542	—
Thereafter	863	—

	$3,285	$147

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $593,000, $583,000 and $579,000, respectively.

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

The potential contingent development and regulatory milestone obligations under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following represents typical milestone events for the Company: conclusion of Phase 2 or commencement of Phase 3 clinical trials; filing of new drug applications in each of the United States, Europe and Asia; and approvals from each of the regulatory agencies in those jurisdictions.

Given the uncertainty of the drug development and regulatory approval process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we estimate that if all of our contingent milestones are successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating to approximately $75.7 million as of December 31, 2009, would be due approximately as follows: $0.2 million within 12 months; $3.5 million in 2 to 3 years; $2.1 million in 4 to 5 years; and $69.9 million after 5 years.

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

At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of December 31, 2009, we were committed under such contracts for up to approximately $9.0 million, for future goods and services, including approximately $7.3 million due within one year. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would be limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.

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

Litigation

At December 31, 2009, we are involved with various legal matters arising from the ordinary course of business. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows or financial condition.

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

In May 2003, we received gross cash proceeds of $6,000,000 in exchange for the issuance of 600 shares of our Series D 8% Cumulative Convertible Voting Preferred Stock (“Series D Preferred Stock”), convertible into 2,553,191 shares of common stock, and Series D Warrants, exercisable for five years, to purchase up to a total of 1,276,595 shares of our common stock at an exercise price of $3.00 per share and up to a total of 1,276,595 shares of

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

our common stock at an exercise price of $3.50 per share. As of December 31, 2007, all Series D Preferred Stock had been converted to common stock. Dividends on the Series D Preferred Stock were payable quarterly at an annual rate of 8% either in cash or shares of our common stock at our discretion.

In September 2003, we received gross cash proceeds of $20,000,000 in exchange for the issuance of 2,000 shares of our Series E Convertible Voting Preferred Stock (“Series E Preferred Stock”), convertible into 4,000,000 shares of common stock, and Series E Warrants, exercisable for five years, to purchase up to a total of 2,800,000 shares of our common stock at an exercise price of $6.50 per share. As of December 31, 2009 and 2008, 68 shares of Series E Preferred Stock, convertible into 136,000 shares of common stock are outstanding. No dividends are payable on the Series E Preferred Stock. Pursuant to certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock, we have the option to redeem all of the unconverted Series E Preferred Stock outstanding at the end of a 20-day trading period if, among other things, in that period the common stock of the Company trades above $12.00 per share.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, before any distribution of assets of the Corporation shall be made to the common stockholders, the holders of the Series E Preferred Stock shall be entitled to receive a liquidation preference in an amount equal to 120% of the stated value per share plus any declared and unpaid dividends thereon.

Common Stock Issuances for Cash

In September 2005, we sold 8,000,000 shares of our common stock at a purchase price of $5.25 per share, and six year warrants purchasing up to a total of 4,000,000 shares of our common stock at an exercise price of $6.62 per share, for net cash proceeds of approximately $39.3 million after offering costs of approximately $2.7 million.

In May 2007, we sold 5,134,100 shares of our common stock at a purchase price of $6.25 per share for net cash proceeds of approximately $30 million, after placement agent fees and other offering costs of approximately $2 million. No warrants were issued in connection with this offering.

On May 6, 2009, we sold an aggregate of 432,200 shares of common stock to certain of our employees at a purchase price of $2.70 per share, which was the closing price of our common stock on May 6, 2009. This offering resulted in gross proceeds to us of approximately $1.2 million. The investors in this offering included Dr. Rajesh Shrotriya, M.D., our Chairman, President and Chief Executive Officer, and Shyam Kumaria, our Vice President of Finance. Dr. Shrotriya purchased 290,000 shares of common stock and Mr. Kumaria purchased 85,000 shares of common stock. We decided to conduct this offering with certain of our employees to allow such employees to invest their personal cash directly into the Company at the current fair market value of our stock. The purchase agreements include provisions prohibiting the investors from disposing of the shares of common stock purchased in the offering for ninety days. The offering was approved by the Placement Committee of the Board of Directors. In addition, the Audit Committee of the Board of Directors approved the offering pursuant to our Related Party Transaction Policies and Procedures.

On May 26, 2009, we sold 3,913,895 shares of our common stock at a purchase price of $5.11 per share for net cash proceeds of approximately $19 million, after placement agent fees and other offering costs of approximately $1 million. In connection with this offering, 1,956,947 common stock warrants exercisable at $5.11 between November 27, 2009 and February 25, 2010, were issued to the investors.

On June 15, 2009, we sold 1,715,266 shares of our common stock at a purchase price of $5.83 per share for net cash proceeds of approximately $9.5 million, after placement agent fees and other offering costs of approximately $0.5 million. In connection with this offering, 857,633 common stock warrants exercisable at $5.83 between December 15, 2009 and March 15, 2010, were issued to the investors.

On June 30, 2009, we sold 2,936,037 shares of our common stock at a purchase price of $7.15 per share for net cash proceeds of approximately $20 million, after placement agent fees and other offering costs of approximately

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

$1 million. In connection with this offering, 1,468,020 common stock warrants exercisable at $7.10 between December 30, 2009 and March 30, 2010, were issued to the investors.

On September 18, 2009, we sold 6,622,517 shares of our common stock at a purchase price of $7.55 per share for net cash proceeds of approximately $47.5 million, after placement agent fees and other offering costs of approximately $2.5 million. In connection with this offering, 2,649,007 common stock warrants exercisable at $7.55 between March 22, 2010 and June 21, 2010, were issued to the investors.

All the warrants issued in conjunction with the 2009 financings were outstanding as of December 31, 2009. Of the 6,931,607 warrants outstanding, 4,282,600 were exercisable as of December 31, 2009. Subsequent to the close of the year and before the date of this filing, 4,282,600 of the 6,931,607 warrants issued in conjunction with the 2009 financing expired and 2,649,007 of the warrants will expire on June 20, 2010 if not exercised.

Other Equity Transactions

Pursuant to the terms of the April 2006 asset purchase agreement with Targent, LLC, upon achievement of certain regulatory and sales milestones Targent is eligible to receive payments in the form of shares of the Company’s common stock and/or cash. At our option, cash payments specified in the agreement may be paid in shares of the Company’s common stock having a value determined as provided in the asset purchase agreement, equal to the cash payment amount. During the three years ended December 31, 2009, we issued shares of common stock, for achievement of certain regulatory milestones, as follows. The fair value of the issued stock was recorded as stock-based research and development expense for the period in which the milestone was achieved:

•	October 2007: 125,000 shares with a fair value of $520,000.

•	March 2008: 125,000 shares with a fair value of $305,000.

•	March 2009: 125,000 shares with a fair value of $185,000.

In October 2008, we issued 75,000 shares of the Company’s common stock in connection with the assignment to us of certain intellectual property rights related to apaziqone. The fair value of the stock, $74,000, was recorded as a stock-based research and development expense for the year ended December 31, 2008.

In August 2009, we acquired 100% of the rights to RenaZorb® and Renalin®, lanthanum-based nanotechnology compounds with potent and selective phosphate binding properties, for all uses pursuant to an amended and restated agreement that we entered into with Altair Nanomaterials, Inc. and Altair Nanotechnologies. In 2005, the Company had acquired the worldwide license from Altair to develop and commercialize Altair’s lanthanum-based nanotechnology compounds and related technology for all human therapeutic uses. The August 2009 acquisition expanded the worldwide, exclusive license to include all uses. In conjunction with the expanded license, Altair assigned all intellectual property associated with RenaZorb® (associated with human uses), Renalin® (associated with animal or veterinarian use), its lanthanum-based nanotechnology and all of its other life sciences research and development to us. In consideration, we issued 113,809 shares of our common stock, with a then fair value of approximately $750,000.

Common Stock Reserved for Future Issuance

As of December 31, 2009, approximately 19.1 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Conversion of Series E preferred shares	136,000
Exercise of stock options	7,945,245
Exercise of warrants	11,028,919

Total shares of common stock reserved for future issuances	19,110,164

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

Subsequent to the close of the year and before the date of this filing, 4,282,600 of the 6,931,607 warrants issued in conjunction with the 2009 financing expired and 2,649,007 of the warrants will expire on June 20, 2010 if not exercised.

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during each of the three years in the period ended December 31, 2009:

	2009		2008		2007
	Common	Weighted	Common	Weighted	Common	Weighted
	Stock	Average	Stock	Average	Stock	Average
	Warrants	Exercise Price	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding at beginning of year	5,444,555	$7.28	9,652,051	$6.51	9,917,077	$6.71
Granted	6,931,607	3.67	50,000	1.79	—	—
Repurchased	(95,238)	6.62	—	—	—	—
Exercised	—	—	—	—	(161,145)	3.22
Forfeited	—	—	(157,450)	6.62	—	—
Expired	(1,252,005)	10.03	(4,100,046)	5.43	(103,881)	30.54

Outstanding, at the end of year	11,028,919	$6.52	5,444,555	$7.28	9,652,051	$6.51

Exercisable, at the end of year	8,379,912	$6.19	5,432,055	$7.29	9,572,051	$6.52

The following table summarizes information about warrants outstanding at December 31, 2009:

	Warrants	Weighted	Weighted	Warrants	Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of Exercise Price	12/31/2009	Remaining Life	Exercise Price	12/31/2009	Exercise Price

$1.00 - $2.50	50,000	3.25	$1.79	50,000	$1.79
$5.01 - $6.00	3,114,580	0.39	5.31	3,114,580	5.31
$6.01 - $7.00	3,747,312	1.71	6.62	3,747,312	6.62
$7.01 - $7.55	4,117,027	0.39	7.39	1,468,020	7.10

	11,028,919		$6.52	8,379,912	$6.19

As described above, subsequent to the close of the year and before the date of this filing, 4,282,600 of the 6,931,607 warrants issued in conjunction with the 2009 financing expired and 2,649,007 of the warrants will expire on June 20, 2010 if not exercised.

12.	Share-Based Compensation

Stock Options

We have three stock incentive plans: the 1997 Stock Incentive Plan (the “1997 Plan”) , the 2003 Amended and Restated Incentive Award Plan (the “2003 Plan”) and the 2009 Incentive Award Plan (the “2009 Plan”) which was approved by our shareholders in June 2009 (collectively, the “Plans”). The 2003 Plan authorizes the grant of incentive awards, including stock options, for the purchase of up to a total of 10,000,000 shares. Subsequent to the adoption of the 2009 Plan, no new options have been granted pursuant the 2003 Plan or 1997 Plan. The Board and

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

the shareholders approved 10,000,000 shares of common stock available for issuance under the 2009 Plan. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the 2009 Plan shall increase by the greater of (i) 2,500,000 and (ii) a number of shares such that the total number of shares of common stock available for issuance under the Plan shall equal 30% of the then number of shares of common stock issued and outstanding. As of December 31, 2009, approximately 9.3 million incentive awards were available for grant under the 2009 Plan.

During each of the three years in the period ended December 31, 2009, we granted stock options at exercise prices equal to or greater than the quoted price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2009, 2008 and 2007, respectively: risk-free interest rates of 2.27% (2009), 2.66% (2008) and 4.57% (2007); zero expected dividend yields; expected lives of 5 years; expected volatility of 72.4% (2009), 65.9% (2008) and, 68.3% (2007). The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The expected volatility is based on the historical volatility of the Company’s stock. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The weighted average fair value of stock options, using the Black-Scholes option pricing model, that were granted in 2009, 2008 and 2007, was $2,87, $1.19 and $3.54, respectively.

A summary of stock option activity for each of the three years in the period ended December 31, 2009, is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	7,115,772	$4.80	6,482,260	$5.91	4,640,252	$5.86
Granted	4,141,000	4.70	2,148,000	2.10	1,974,700	5.85
Exercised	(488,750)	2.58	—	—	(81,438)	1.48
Forfeited	(551,130)	5.35	(294,521)	4.38	(39,425)	5.04
Cancelled	(2,165,372)	7.75	—	—	—	—
Expired	(106,275)	4.62	(1,219,967)	6.08	(11,829)	8.80

Outstanding, at end of year	7,945,245	$4.04	7,115,772	$4.80	6,482,260	$5.91

Exercisable at end of year	4,451,733	$4.06	5,097,835	$5.22	4,185,273	$5.89

The following table summarizes information about stock options outstanding under all plans at December 31, 2009:

			Weighted		Weighted
	Options	Weighted	Average	Options	Average
	Outstanding	Average	Exercise	Exercisable	Exercise
Range of Exercise Price	12/31/09	Remaining Term	Price	12/31/09	Price
		(In years)

$1.00 - $2.50	2,250,650	8.03	$1.59	915,525	$1.54
$2.51 - $5.00	2,500,270	7.67	3.66	1,829,770	3.51
$5.01 - $10.00	3,194,325	8.10	6.06	1,706,438	6.01

	7,945,245			4,451,733

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

On April 23, 2009, a total of 2,165,372 shares underlying eligible options were tendered by eligible employees and were accepted by us, representing 73% of the shares underlying eligible options that were eligible to be tendered in the offer. We made a cash payment in the aggregate of approximately $2.5 million to the eligible employees participating in the offer.

Presented below is the aggregate intrinsic value of the stock options outstanding, vested and expected to vest, and exercisable as of December 31, 2009. The intrinsic value represents the total difference between $4.44, the Company’s closing common stock price on December 31, 2009, and the exercise price, multiplied by the number of all in-the-money options, that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s common stock.

		Weighted
	Common	Average	Weighted	Aggregate
	Stock	Exercise	Average	Intrinsic
	Options	Price	Remaining Term	Value
			(In years)	(In thousands)

Stock Options as of December 31, 2009
Outstanding	7,945,245	$4.04	7.97	$8,632

Vested and expected to vest	7,735,634	$4.04	7.93	$8,383

Exercisable	4,451,733	$4.06	6.94	$4,490

During the years ended December 31, 2009, 2008 and 2007, the share-based charge in connection with the expensing of stock options was approximately $6.6 million, $5.5 million and $4.6 million, respectively. As of December 31, 2009, there was $7.0 million of unrecognized share-based compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards as of December 31, 2009 and of changes in unvested shares outstanding is as follows:

	2009		2008		2007
	Restricted	Average	Restricted	Average	Restricted	Average
	Stock	Grant date	Stock	Grant date	Stock	Grant date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value

Nonvested at beginning of period	377,500	$3.04	277,500	$5.03	146,250	$4.25
Granted	262,500	1.86	372,500	1.65	265,000	5.56
Vested	(284,375)	2.82	(272,500)	3.17	(133,750)	5.22
Forfeited	(2,500)	5.45	—	—	—	—

Nonvested at the end of period	353,125	$2.32	377,500	$3.04	277,500	$5.03

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

During the years ended December 31, 2009, 2008 and 2007, the stock-based charge in connection with the expensing of restricted stock awards was approximately $665,000, $862,000 and $842,000, respectively. As of December 31, 2009, there was approximately $0.6 million of unrecognized stock-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 1.0 year.

401(k) Plan Matching Contribution

During the years ended December 31, 2009, 2008 and 2007, we issued 139,795, 166,430 and 44,118 shares of common stock as the Company’s match of approximately $448,000, $274,000 and $211,000 on the 401(k) contributions of its employees during those periods.

2009 Employee Stock Purchase Plan (ESPP)

There are 5,000,000 shares of common stock available for issuance under the 2009 ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the 2009 ESPP shall increase by an amount equal to the lesser of (i) 1,000,000 shares or (ii) an amount determined by the ESPP Administrator. However, in no event shall the number of shares of common stock available for future sale under the 2009 ESPP exceed 10,000,000 shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.

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

The purchase price per share for which shares of common stock will be sold pursuant to the 2009 ESPP is an amount equal to the lesser of: (a) 85% of the fair market value of common stock on the first day of the Offering Period or (b) 85% of the fair market value of common stock on the last day of the Offering Period.

The 2009 ESPP replaces our 2001 Employee Stock Purchase Program, which was terminated by the Board effective June 26, 2009.

Total related stock based compensation expense for the year ended December 31, 2009 was $0.3 million. No similar expense was incurred in 2008 or 2007. The fair value of these shares as of December 31, 2009 was $0.3 million.

13.	Quarterly Financial Information (Unaudited)

As discussed in Note 2, the Company has restated its consolidated financial statements for the years ended December 31, 2007 and 2008 and for each of the quarterly periods ended March 31, 2008 through September 30, 2009 (the “Affected Periods”) to reflect certain warrant-related accounting adjustments identified in connection with its reassessment of the accounting and classification of its warrant contracts. The tables that follow provide quarterly information and display the unaudited condensed consolidated financial statements for each of the Affected Periods. The financial statements are presented “As Previously Reported” and “As Restated” to reflect the impact of the changes resulting from the restatements of the Affected Periods. Certain reclassifications, including

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

reclassification of all historical activities have been made to the historical financial statements to conform to the fiscal 2009 presentation.

The following is a summary of the unaudited quarterly results of consolidated operations for each of the calendar quarters in the two-year period ended December 31, 2009:

	March 31, 2008	Adjustments	March 31, 2008
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Assets
Current Assets:
Cash and cash equivalents	$4,037	—	$4,037
Marketable securities	44,549	—	44,549
Accounts receivable, net of allowance for doubtful accounts	84	—	84
Inventory	562	—	562
Prepaid expenses and other current assets	692	—	692

Total current assets	49,924	—	49,924
Property and equipment, net	767	—	767
Other assets	155	—	155

Total assets	$50,846	—	$50,846

Liabilities and Stockholders’ Equity			—
Current Liabilities:			—
Accounts payable and other accrued liabilities	$1,864	—	$1,864
Accrued compensation	1,004	—	1,004
Accrued drug development costs	4,654	—	4,654
Common stock warrant liability	—	1,516	1,516

Total current liabilities	7,522	1,516	9,038

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	March 31, 2008	Adjustments	March 31, 2008
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Deferred revenue and other credits	979	—	979

Total liabilities	8,501	1,516	10,017

Commitments and contingencies
Minority interest	—	—	—
Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Series E convertible voting preferred stock, 2,000 shares authorized, stated value $10,000 per share, $2.0 million aggregate liquidation value, issued and outstanding, 170 shares at March 31, 2008	1,048	—	1,048
Common stock, par value $0.001 per share, 100,000,000 shares authorized:	—	—	—
Issued and outstanding, 31,461,396 shares at March 31, 2008	31	—	31
Additional paid-in capital	290,947	(15,472)	275,475
Deferred stock-based compensation	—	—	—
Accumulated other comprehensive income	735	—	735
Accumulated deficit	(250,416)	13,956	(236,460)

Total stockholders’ equity	42,345	(1,516)	40,829

Total liabilities and stockholders’ equity	$50,846	—	$50,846

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Three-Months		Three-Months
	Ended		Ended
	March 31, 2008	Adjustments	March 31, 2008
	(Previously reported)		(As restated)
	(In thousands, except share and share data)

Revenues
Licensing and milestone revenues	$—	—	$—
Other revenue	—	—	—

Total revenues	$—	$—	$—

Operating expenses:
Research and development	6,382	—	6,382
Selling, general and administrative	2,585	—	2,585

Total operating expenses	8,967	—	8,967

Loss from operations	(8,967)	—	(8,967)
Change in fair value of common stock warrant liability	—	520	520
Other income, net	301	—	301

Net (loss) income	$(8,666)	$520	$(8,146)

Net loss per share
Basic and diluted	$(0.28)	$—	$(0.26)

Weighted average common shares:
Basic and diluted	31,271,281	—	31,271,281

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Quarter		Quarter
	Ended		Ended
	March 31, 2008	Adjustments	March 31, 2008
	(Previously reported)		(As restated)
	(In thousands, Except Share and Per Share Data)

Cash Flows From Operating Activities:
Net (loss) income	$(8,666)	$520	$(8,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	—	87
Fair value adjustments of common stock warrants	—	(520)	(520)
Share-based compensation	1,731	—	1,731
Fair value of common stock issued in connection with drug license	305	—	305
Changes in operating assets and liabilities:			—
Decrease in Accounts Receivable	107	—	107
Increase in Inventory	(562)	—	(562)
Decrease in other assets	188	—	188
Decrease in accounts payable and accrued expenses	(170)	—	(170)
Decrease in accrued compensation and related taxes	(107)	—	(107)
Decrease in deferred revenue and other credits	(30)	—	(30)
Net cash used in operating activities	(7,117)	—	(7,117)

Cash Flows From Investing Activities:			—
Sales of marketable securities	10,151	—	10,151
Purchases of marketable securities			—
Purchases of property and equipment	(138)	—	(138)
Net cash provided by investing activities	10,013	—	10,013

Cash Flows From Financing Activities:			—
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses
Proceeds from exercise of warrants	—	—	—
Proceeds from exercise of stock options	—	—	—
Net cash provided by financing activities	—	—	—
Net increase in cash and cash equivalents	2,896	—	2,896
Cash and cash equivalents, beginning of period	1,141	—	1,141
Cash and cash equivalents, end of period	4,037	—	4,037

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Quarter		Quarter
	Ended		Ended
	March 31, 2008	Adjustments	March 31, 2008
	(Previously reported)		(As restated)
(In thousands, Except Share and Per Share Data)

Supplemental Cash Flow Information:
Interest paid	—	—	—
Income taxes paid	—	—	—
Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$305	—	$305

Fair value of restricted stock granted employees and directors	$223	—	$223

Fair value of stock issued to match employee 401k contributions	$61	—	$61

Preferred stock dividends paid with common stock	$—	$—	$—

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	June 30, 2008	Adjustments	June 30, 2008
	(Previously reported)		(As restated)

Assets
Current Assets:
Cash and cash equivalents	$1,725	—	$1,725
Marketable securities	57,825	—	57,825
Accounts receivable, net of allowance for doubtful accounts	379	—	379
Inventory	1,197	—	1,197
Prepaid expenses and other current assets	781	—	781

Total current assets	61,907	—	61,907
Property and equipment, net	1,217	—	1,217
Other assets	112	—	112

Total assets	63,236	—	63,236

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued liabilities	2,910	—	2,910
Common stock warrant liability	—	600	600
Accrued compensation	1,062	—	1,062
Accrued drug development costs	3,782	—	3,782

Total current liabilities	7,754	600	8,354
Deferred revenue and other credits	966	—	966

Total liabilities	8,720	600	9,320

Commitments and contingencies
Stockholders’ Equity:			—
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:	—	—	—
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Series E Convertible Voting Preferred Stock; 2,000 shares authorized, stated value $10,000 per share, $2.0 million aggregate liquidation value, issued and outstanding, 170 shares at June 30, 2008	1,048		1,048
Common stock, par value $0.001 per share, 100,000,000 shares authorized:			—

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	June 30, 2008	Adjustments	June 30, 2008
	(Previously reported)		(As restated)

Issued and outstanding, 31,518,603 shares at June 30, 2008	32	—	32
Additional paid-in capital	292,332	(15,472)	276,860
Accumulated other comprehensive income	843	—	843
Accumulated deficit	(239,739)	14,872	(224,867)

Total stockholders’ equity	54,516	(600)	53,916

Total liabilities and stockholders’ equity	63,236	$—	63,236

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Three Months		Three Months
	Ended		Ended
	June 30, 2008	Adjustments	June 30, 2008
	(Previously reported)		(As restated)
	(In thousands, except share and share data)

Revenues
Licensing and milestone revenues	$20,676	—	$20,676

Total revenues	$20,676	—	$20,676

Operating expenses:
Research and development	6,747	—	6,747
Selling, general and administrative	3,230	—	3,230

Total operating expenses	9,977	—	9,977

Income from operations	10,699	—	10,699
Change in fair value of common stock warrant liability	—	916	916
Other expense, net	(21)	—	(21)

Net income before minority interest in consolidated subsidiary	10,678	916	11,594

Net income	$10,678	$916	$11,594

			$
Net income per share
Basic	$0.34		$0.37

Diluted	$0.34		$0.36

Weighted average common shares:
Basic	31,462,522		31,462,522

Diluted	31,872,224		31,872,224

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Six Months		Six Months
	Ended		Ended
	June 30, 2008	Adjustments	June 30, 2008
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Cash Flows From Operating Activities:
Net income	$2,012	$1,435	$3,447
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	—	185
Fair value adjustments of common stock warrants	—	(1,435)	(1,435)
Stock-based compensation	3,117	—	3,117
Fair value of common stock issued in connection with drug license	305	—	305
Minority interest in subsidiary	—	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(188)	—	(188)
Increase in inventory	(1,197)	—	(1,197)
Decrease in other assets	190	—	190
Increase in accounts payable and accrued expenses	4	—	4
Decrease in accrued compensation and related taxes	(49)	—	(49)
Decrease in deferred revenue and other credits	(43)	—	(43)

Net cash provided by operating activities	4,336	—	4,336

Cash Flows From Investing Activities:
Purchases of marketable securities	(3,065)	—	(3,065)
Sales of marketable securities	—	—	—
Purchases of property and equipment	(687)	—	(687)

Net cash used in investing activities	(3,752)	—	(3,752)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of
related offering costs and expenses	—	—	—
Proceeds from exercise of warrants	—	—	—
Repurchase of warrants	—	—	—
Proceeds from exercise of stock options	—	—	—
Payments made on capital lease obligations	—	—	—
Minority investment in subsidiary	—	—	—

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Six Months		Six Months
	Ended		Ended
	June 30, 2008	Adjustments	June 30, 2008
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Cash dividends paid on preferred stock	—	—	—

Net cash provided by financing activities	—	—	—

Net increase in cash and cash equivalents	584	—	584
Cash and cash equivalents, beginning of period	1,141	—	1,141

Cash and cash equivalents, end of period	$1,725	—	$1,725

Supplemental Cash Flow Information:
Interest paid	$—	—	$—

Income taxes paid	$—	—	$—

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$305	—	$305

Fair value of restricted stock granted employees and directors	$223	—	$223

Fair value of stock issued to match employee 401k contributions	$129	—	$129

Preferred stock dividends paid with common stock	$—	—	$—

Fair value of warrants issued to consultants and placement agents	$69	—	$69

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	September 30, 2008	Adjustments	September 30, 2008
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Assets
Current Assets:
Cash and cash equivalents	$4,679	—	$4,679
Marketable securities	46,957	—	46,957
Accounts receivable, net of allowance for doubtful accounts	186	—	186
Inventory	1,446	—	1,446
Prepaid expenses and other current assets	254	—	254

Total current assets	53,522	—	53,522
Property and equipment, net	1,633	—	1,633
Other assets	143	—	143

Total assets	$55,298	—	$55,298

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued liabilities	$3,217	—	$3,217
Common stock warrant liability	—	556	556
Accrued compensation	1,145	—	1,145
Accrued drug development costs	3,572	—	3,572

Total current liabilities	7,934	556	8,490
Deferred revenue and other credits	1,026	—	1,026

Total liabilities	8,960	556	9,516

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:	—	—
Series E Convertible Voting Preferred Stock, 2,000 shares authorized, stated value $10,000 per share, $2.0 million aggregate liquidation value, issued and outstanding, 68 shares at September 30, 2008	419	—	419
Common stock, par value $0.001 per share, 100,000,000 shares authorized:

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	September 30, 2008	Adjustments	September 30, 2008
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Issued and outstanding, 31,771,876 shares at September 30, 2008	32	—	32
Additional paid-in capital	294,051	(15,472)	278,579
Accumulated other comprehensive income	390	—	390
Accumulated deficit	(248,554)	14,916	(233,638)

Total stockholders’ equity	46,338	(556)	45,782

Total liabilities and stockholders’ equity	$55,298	$—	$55,298

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Three Months		Three Months
	Ended		Ended
	September 30, 2008	Adjustments	September 30, 2008
	(In thousands, except share and share data)

Revenues
Licensing and milestone revenues	$—	—	$—

Total revenues	$—		$—

Operating expenses:
Research and development	$5,960	—	$5,960
Selling, general and administrative	3,132	—	3,132

Total operating expenses	9,092	—	9,092

			—
Loss from operations	(9,092)	—	(9,092)
Change in fair value of common stock warrant liability	—	45	45
Other income, net	276	—	276

Net loss before minority interest in consolidated subsidiary	(8,816)	45	(8,771)

Net (loss) income	$(8,816)	$45	$(8,771)

Net loss per share
Basic and diluted	$(0.28)		$(0.28)

Weighted average common shares:
Basic and diluted	31,538,023		31,538,023

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2008	Adjustments	September 30, 2008
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Cash Flows From Operating Activities:
Net (loss) income	$(6,804)	$1,480	$(5,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	—	146
Fair value adjustments of common stock warrants	—	(1,480)	(1,480)
Share-based compensation	4,207	—	4,207
Fair value of common stock issued in connection with drug license	305	—	305
Changes in operating assets and liabilities:
Decrease in accounts receivable	5	—	5
Increase in inventory	(1,446)	—	(1,446)
Decrease in prepaids and other assets	686	—	686
Increase in accounts payable and accrued expenses	101	—	101
Increase in accrued compensation and related taxes	34	—	34
Increase in deferred revenue and other credits	17	—	17

Net cash used in operating activities	(2,749)	—	(2,749)

Cash Flows From Investing Activities:
Sales of marketable securities	7,351	—	7,351
Sales of marketable securities	—	—	—
Purchases of property and equipment	(1,064)	—	(1,064)

Net cash provided by investing activities	6,287	—	6,287

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of
related offering costs and expenses	—	—	—
Proceeds from exercise of warrants	—	—	—
Repurchase of warrants	—	—	—
Proceeds from exercise of stock options	—	—	—
Payments made on capital lease obligations	—	—	—
Cash dividends paid on preferred stock	—	—	—

Net cash provided by financing activities	—	—	—

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2008	Adjustments	September 30, 2008
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Net increase in cash and cash equivalents	3,538	—	3,538
Cash and cash equivalents, beginning of period	1,141	—	1,141

Cash and cash equivalents, end of period	$4,679	—	$4,679

Supplemental Cash Flow Information:
Interest paid	$—	—	$—

Income taxes paid	$—	—	$—

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$305	—	$305

Fair value of restricted stock granted employees and directors	$275	—	$275

Fair value of stock issued to match employee 401k contributions	$208	—	$208

Preferred stock dividends paid with common stock	$—	—	$—

Fair value of warrants issued to consultants and placement agents	$69	—	$69

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2008	Adjustments	December 31, 2008
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Assets
Current Assets:
Cash and cash equivalents	$9,860	—	9,860
Marketable securities	66,078	—	66,078
Accounts receivable-trade, net	9,776	—	9,776
Inventory	1,841	—	1,841
Prepaid expenses and other current assets	693	—	693

Total current assets	88,248	—	88,248
Bank certificates of deposit	2,148		2,148
Property and equipment, net	1,782	—	1,782
Zevalin related intangible assets, net	37,042	—	37,042
Other assets	289	—	289

Total assets	$129,509	—	129,509

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued obligations	$10,401	—	10,401
Common stock warrant liability	—	765	765
Accrued compensation	2,956	—	2,956
Note payable in connection with Zevalin joint venture	7,500	—	7,500
Current portion of deferred revenue and other credits	8,500	—	8,500
Accrued drug development costs	3,449	—	3,449

Total current liabilities	32,806	765	33,571
Capital lease obligations, net of current portion	95	—	95
Deferred revenue and other credits, net of current portion	33,929	—	33,929
Zevalin related contingent obligations	8,798	—	8,798

Total liabilities	75,628	765	76,393

Commitments and contingencies
Minority interest in consolidated entity	14,262	—	14,262

Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	December 31, 2008	Adjustments	December 31, 2008
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Series E convertible voting preferred stock, 2,000 shares authorized, stated value $10,000 per share, $0.8 million aggregate liquidation value, issued and outstanding, 68 shares at December 31, 2008	419	—	419
Common stock, par value $0.001 per share, 100,000,000 shares authorized.
Issued and outstanding, 32,166,316 shares at December 31, 2008	32	—	32
Additional paid-in capital	296,531	(15,472)	281,059
Accumulated other comprehensive loss	(146)	—	(146)
Accumulated deficit	(257,217)	14,707	(242,510)

Total stockholders’ equity	39,619	(765)	38,854

Total liabilities and stockholders’ equity	$129,509	$—	129,509

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Three Months		Three Months
	Ended		Ended
	December 31, 2008	Adjustments	December 31, 2008
			(As Restated)
	(In thousands, except share and share data)

Revenues
Licensing and milestone revenues	$—	—	$—
Other revenue	—	—	—
Product sales	8,049	—	8,049

Total revenues	$8,049	—	$8,049

			—
Operating expenses:			—
Cost of product sold	$1,193	—	$1,193
Research and development	7,594	—	7,594
Selling, general and administrative	6,209	—	6,209
Acquired in-process research and development	4,700	—	4,700
Amortization of purchased intangibles	158	—	158

Total operating expenses	19,854	—	19,854

			—
Loss from operations	(11,805)	—	(11,805)
Change in fair value of common stock warrants	—	$(210)	(210)
			—
Other income, net	609	—	609

Pre-tax net loss	(11,196)	(210)	(11,406)
Income tax expense	(5)	—	(5)
Net loss attributable to non-controlling interest	2,538	—	2,538

Net (loss) income	$(8,663)	$(210)	$(8,873)

Net loss per share
Basic and diluted	$(0.28)		$(0.28)

Weighted average common shares:
Basic and diluted	31,928,778		31,928,778

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Twelve Months		Twelve Months
	Ended		Ended
	December 31, 2008	Adjustment	December 31, 2008
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Cash Flows From Operating Activities:
Net (loss) income	$(15,467)	1,271	(14,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	610	—	610
Fair value adjustments of common stock warrants	—	(1,271)	(1,271)
Acquired in-process research and development	4,700	—	4,700
Share-based compensation expense	6,537	—	6,537
Fair value of common stock issued in connection with drug license	379	—	379
Minority interest in consolidated entities	(2,538)	—	(2,538)
Changes in operating assets and liabilities:
Accounts receivable	(4,811)	—	(4,811)
Inventory	(1,841)	—	(1,841)
Prepaid expenses and other assets	101	—	101
Accounts payable and accrued obligations	2,387	—	2,387
Notes payable	—	—	—
Accrued compensation and related taxes	1,845	—	1,845
Deferred revenue and other credits	93	—	93

Net cash used in operating activities	(8,005)	—	(8,005)

Cash Flows From Investing Activities:
Net purchases of marketable securities	(13,056)	—	(13,056)
Investment in Zevalin joint venture	(10,202)	—	(10,202)
Purchases of property and equipment	(1,518)	—	(1,518)

Net cash used in investing activities	(24,776)	—	(24,776)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of
related offering costs and expenses	—	—	—
Proceeds from exercise of warrants	—	—	—
Proceeds from exercise of stock options	—	—	—
Proceeds from Allergan Collaboration	41,500	—	41,500
Payments made on capital lease obligations	—	—	—
Minority investment in subsidiary	—	—	—
Cash dividends paid on preferred stock	—	—	—

Net cash provided by financing activities	41,500	—	41,500

Net increase in cash and cash equivalents	8,719	—	8,719

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Twelve Months		Twelve Months
	Ended		Ended
	December 31, 2008	Adjustment	December 31, 2008
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Cash and cash equivalents, beginning of period	1,141	—	1,141

Cash and cash equivalents, end of period	$9,860	—	9,860

Supplemental Cash Flow Information:
Interest paid	$36	—	36

Income taxes paid	$5	—	5

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$379	—	379

Fair value of restricted stock granted employees and directors	$606	—	606

Fair value of stock issued to match employee 401k contributions	$274	—	274

Fair value of equity awarded to consultants and placement agents	$70	—	70

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	March 31, 2009	Adjustments	March 31, 2009
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Assets
Current Assets:
Cash and cash equivalents	$4,065	—	$4,065
Restricted cash in escrow	10,000	—	10,000

Total cash and cash equivalents	14,065	—	14,065
Marketable securities	49,833	—	49,833
Accounts receivable-trade, net	6,306	—	6,306
Inventory	1,894	—	1,894
Prepaid expenses and other current assets	736	—	736

Total current assets	72,834	—	72,834
Property and equipment, net	1,818	—	1,818
Zevalin related intangible assets, net	36,092	—	36,092
Other assets	104	—	104

Total assets	$110,848	—	$110,848

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued obligations	$8,221	—	$8,221
Common stock warrant liability	—	1,274	1,274
Accrued compensation	1,921	—	1,921
Note payable in connection with Zevalin acquisition	10,000	—	10,000
Current portion of deferred revenue and other credits	8,500	—	8,500
Accrued drug development costs	4,798	—	4,798

Total current liabilities	33,440	1,274	34,714
Capital lease obligations, net of current portion	89	—	89
Deferred revenue and other credits, net of current portion	31,785	—	31,785
Zevalin related contingent obligations	4,998	—	4,998

Total liabilities	70,312	1,274	71,586

Minority interest in consolidated entity	—	—	—

Stockholders’ Equity:	—	—	—
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	March 31, 2009	Adjustments	March 31, 2009
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Series E convertible voting preferred stock, 2,000 shares authorized, stated value $10,000 per share, $0.8 million aggregate liquidation value, issued and outstanding, 68 shares at March 31, 2009	419	—	419
Common stock, par value $0.001 per share, 100,000,000 shares authorized.	—	—	—
Issued and outstanding, 32,547,700 shares at March 31, 2009	33	—	33
Additional paid-in capital	297,208	(15,472)	281,736
Accumulated other comprehensive loss	(531)	—	(531)
Accumulated deficit	(256,593)	14,198	(242,395)

Total stockholders’ equity	40,536	(1,274)	39,262

Total liabilities and stockholders’ equity	$110,848	$—	$110,848

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Three Months		Three Months
	Ended		Ended
	March 31, 2009	Adjustments	March 31, 2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Revenues
License and contract revenue	$2,125	—	$2,125
Product sales	12,038	—	12,038

Total revenues	$14,163	—	$38,025

Operating expenses:
Cost of product sold	$1,834	—	$1,834
Research and development	5,654	—	5,654
Amortization of purchased intangibles	950	—	950
Selling, general and administrative	6,351	—	6,351

Total operating expenses	14,789	—	66,533

Loss from operations	(626)	—	(626)
Change in fair value of common stock warrant liability	—	(509)	(509)
Other income, net	104	—	104

Loss before minority interest in consolidated entities	(522)	(509)	(1,031)
Minority interest in net loss of consolidated entities	1,146	—	1,146

Net income (loss)	$624	$(509)	$(19,046)

Net income per share
Basic	$0.02		$0.00

Diluted	$0.02		$0.00

Weighted average common shares:
Basic	31,952,523		31,952,523

Diluted	32,157,425		32,157,425

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Quarter		Quarter
	Ended		Ended
	March 31, 2009	Adjustments	March 31, 2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Cash Flows From Operating Activities:
Net income (loss)	$624	$(509)	$115
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(2,125)	—	(2,125)
Depreciation and amortization	136	—	136
Fair value adjustments of common stock warrants	—	509	509
Share-based compensation expense	968	—	968
Fair value of common stock issued in connection with drug license	185	—	185
Minority interest in consolidated entities	(1,146)	—	(1,146)
Changes in operating assets and liabilities:
Accounts receivable	(1,304)	—	(1,304)
Inventory	(53)	—	(53)
Prepaid expenses and other assets	148	—	148
Accounts payable and accrued obligations	3,942	—	3,942
Accrued compensation and related taxes	(1,035)	—	(1,035)
Deferred revenue and other credits	(25)	—	(25)

Net cash provided by operating activities	315	—	315

Cash Flows From Investing Activities:
Net sales of marketable securities	18,112	—	18,112
Investment in Zevalin acquisition	(14,050)	—	(14,050)
Restricted cash in escrow for Zevalin acquisition	(10,000)	—	(10,000)
Purchases of property and equipment	(172)	—	(172)

Net cash used in investing activities	(6,110)	—	(6,110)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	—	—	—
Proceeds from exercise of warrants	—	—	—
Proceeds from exercise of stock options	—	—	—
Proceeds from Allergan Collaboration	—	—	—
Payments made on capital lease obligations	—	—	—
Minority investment in subsidiary	—	—	—
Cash dividends paid on preferred stock	—	—	—
Net cash provided by financing activities	—	—	—

	—	—	—

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Quarter		Quarter
	Ended		Ended
	March 31, 2009	Adjustments	March 31, 2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Net decrease in cash and cash equivalents	(5,795)	—	(5,795)
Cash and cash equivalents, beginning of period	9,860	—	9,860

Cash and cash equivalents, end of period	$4,065	—	$4,065

Supplemental Cash Flow Information:			$—
Interest paid	$7	—	$7

Income taxes paid	$45	—	$45

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$185	—	$185

Fair value of restricted stock granted employees and directors	$182	—	$182

Fair value of stock issued to match employee 401k contributions	$108	—	$108

Preferred stock dividends paid with common stock	$—	—	$—

Fair value of equity awarded to consultants and placement agents	$111	—	$111

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	June 30, 2009	Adjustments	June 30, 2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Assets
Current Assets:
Cash and cash equivalents	$7,993	—	$7,993
Marketable securities	77,062	—	77,062
Financing proceeds receivable	21,000	—	21,000

Cash, cash equivalents, marketable securities and financing proceeds receivable	106,055	—	106,055
Accounts receivable-trade, net	1,531	—	1,531
Inventory	2,355	—	2,355
Prepaid expenses and other current assets	661	—	661
Total current assets	110,602	—	110,602
Property and equipment, net	1,845	—	1,845
Zevalin related intangible assets, net	35,143	—	35,143
Other assets	99	—	99

Total assets	$147,689	—	$147,689

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued obligations	$13,985	—	$13,985
Common stock warrant liability	—	30,232	30,232
Accrued compensation	2,278	—	2,278
Current portion of deferred revenue and other credits	8,500	—	8,500
Accrued drug development costs	3,929	—	3,929

Total current liabilities	28,692	30,232	58,924
Capital lease obligations, net of current portion	102	—	102
Deferred revenue and other credits, net of current portion	29,622	—	29,622
Zevalin related contingent obligations	6,755	—	6,755

Total liabilities	65,171	30,232	95,403

Commitments and contingencies
Minority interest in consolidated entity

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	June 30, 2009	Adjustments	June 30, 2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:	—	—	—
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Series E convertible voting preferred stock, 2,000 shares authorized, stated value $10,000 per share, $0.8 million aggregate liquidation value, issued and outstanding, 68 shares at June 30, 2009	419	—	419
Common stock, par value $0.001 per share, 100,000,000 shares authorized:	—	—	—
Issued and outstanding, 41,707,484 shares at June 30, 2009	42	—	42
Additional paid-in capital	348,521	(24,318)	324,203
Accumulated other comprehensive loss	(166)	—	(166)
Accumulated deficit	(266,298)	(5,914)	(272,212)

Total stockholders’ equity	82,518	(30,232)	52,286

Total liabilities and stockholders’ equity	$147,689	$—	$147,689

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

			Three Months
	Three Months		Ended
	Ended		June 30,
	June 30, 2009	Adjustments	2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Revenues
License and contract revenue	$2,125	—	$2,125
Product sales	6,016	—	6,016

Total revenues	$8,141	—	$8,141

Operating expenses:
Cost of product sold	$1,439	—	$1,439
Research and development	6,391	—	6,391
Amortization of purchased intangibles	950	—	950
Selling, general and administrative	9,192	—	9,192

Total operating expenses	17,972	—	17,972

Loss from operations	(9,831)	—	(9,831)
Change in fair value of common stock warrant liability	—	(20,113)	(20,113)
Other income, net	125	—	125

Loss before minority interest in consolidated entities	(9,706)	(20,113)	(29,819)
Minority interest in net loss of consolidated entities	—	—	—

Net loss	$(9,706)	$(20,113)	$(29,819)

Net income (loss) per share
Basic and diluted	$(0.28)		$(0.87)

Weighted average common shares:
Basic and diluted	34,137,640		34,137,640

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Six Months		Six Months
	Ended		Ended
	June 30, 2009	Adjustments	June 30, 2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Cash Flows From Operating Activities:
Net loss	$(9,081)	$(20,621)	$(29,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred revenue	(4,250)	—	(4,250)
Depreciation and amortization	2,178	—	2,178
Fair value adjustments of common stock warrants	—	20,621	20,621
Share-based compensation expense	4,793	—	4,793
Fair value of common stock issued in connection with drug license	185	—	185
Minority interest in consolidated entities	(1,146)	—	(1,146)
Changes in operating assets and liabilities:
Accounts receivable	3,471	—	3,471
Inventory	(514)	—	(514)
Prepaid expenses and other assets	228	—	228
Accounts payable and accrued obligations	9,154	—	9,154
Accrued compensation and related taxes	(678)	—	(678)
Deferred revenue and other credits	(49)	—	(49)

Net cash provided by operating activities	4,291	—	4,291

Cash Flows From Investing Activities:
Net purchases of marketable securities	(8,862)	—	(8,862)
Investment in Zevalin Acquisition	(22,687)	—	(22,687)
Purchases of property and equipment	(344)	—	(344)

Net cash used in investing activities	(31,893)	—	(31,893)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	27,070	—	27,070
Proceeds from sale of common stock to employees — shelf takedown	1,167	—	1,167
Repurchase of warrants	(71)	—	(71)
Proceeds from exercise of stock options	89	—	89
Repurchase of stock options pursuant to tender offer	(2,520)	—	(2,520)
Net cash provided by financing activities	25,735	—	25,735

Net decrease in cash and cash equivalents	(1,867)	—	(1,867)
Cash and cash equivalents, beginning of period	9,860	—	9,860

Cash and cash equivalents, end of period	$7,993	—	$7,993

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Six Months		Six Months
	Ended		Ended
	June 30, 2009	Adjustments	June 30, 2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Supplemental Cash Flow Information:
Interest paid	$10	—	$10

Income taxes paid	$45	—	$45

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$185	—	$185

Fair value of restricted stock granted employees and directors	$226	—	$226

Fair value of stock issued to match employee 401k contributions	$219	—	$219

Fair value of equity awarded to consultants and placement agents	$111	—	$111

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	September 30, 2009	Adjustments	September 30, 2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Assets
Current Assets:
Cash and cash equivalents	$9,686	—	$9,686
Marketable securities	133,785	—	133,785

Cash, cash equivalents and marketable securities	143,471	—	143,471
Accounts receivable-trade, net	4,441	—	4,441
Inventory	2,160	—	2,160
Prepaid expenses and other current assets	472	—	472

Total current assets	150,544	—	150,544
Property and equipment, net	1,771	—	1,771
Zevalin related intangible assets, net	35,941	—	35,941
Other assets	193	—	193

Total assets	$188,449	—	$188,449

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued obligations	$21,460	—	$21,460
Common stock warrant liability	—	26,540	26,540
Accrued compensation	2,476	—	2,476
Current portion of deferred revenue and other credits	8,500	—	8,500
Accrued drug development costs	3,779	—	3,779

Total current liabilities	36,215	26,540	62,755
Capital lease obligations, net of current portion	102	—	102
Deferred revenue and other credits, net of current portion	27,512	—	27,512
Total liabilities	63,829	26,540	90,369

Commitments and contingencies (Note 5)

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	September 30, 2009	Adjustments	September 30, 2009
	(Previously reported)		(As restated)
	(In thousands, except share and per share data)

Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized:	—	—	—
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—	—
Series E convertible voting preferred stock, 2,000 shares authorized, stated value $10,000 per share, $0.8 million aggregate liquidation value, issued and outstanding, 68 shares at September 30, 2009	419	—	419
Common stock, par value $0.001 per share, 100,000,000 shares authorized:	—	—	—
Issued and outstanding, 48,741,009 shares at September 30, 2009	49	—	49
Additional paid-in capital	398,967	(29,489)	369,478
Non-controlling interest	—	—	—

Accumulated other comprehensive loss	(136)	—	(136)
Accumulated deficit	(274,679)	2,949	(271,730)

Total stockholders’ equity	124,620	(26,540)	98,080

Total liabilities and stockholders’ equity	$188,449	$—	$188,449

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Three Months		Three Months
	Ended		Ended
	September 30, 2009	Adjustments	September 30, 2009
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Revenues
Product sales	$4,976	—	$4,976
License and contract revenue	2,125	—	2,125

Total revenues	$7,101	—	$7,101

Operating expenses:
Cost of product sold (excludes amortization of purchased intangibles shown below)	$2,429	—	$2,429
Amortization of purchased intangibles	950	—	950
Research and development	5,488	—	5,488
Acquired in-process research and development	—	—	—
Selling, general and administrative	6,995	—	6,995

Total operating expenses	15,862	—	15,862

Loss from operations	(8,761)	—	(8,761)
Change in fair value of common stock warrant liability	—	8,863	8,863
Other income, net	372	—	372

Consolidated loss	(8,389)	8,863	474
Net loss attributable to non-controlling interest	—	—	—

Net (loss) income — attributable to Spectrum	$(8,389)	$8,863	$474

Net (loss) income per share
Basic	$(0.20)		$0.01

Diluted	$(0.19)		$0.01

Weighted average common shares:
Basic	42,364,983		42,364,983

Diluted	44,191,257		44,191,257

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Nine-Months		Nine-Months
	Ended		Ended
	September 30, 2009	Adjustments	September 30, 2009
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Cash Flows From Operating Activities:
Net loss	$(17,471)	$(11,759)	$(29,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred revenue	(6,375)	—	(6,375)
Depreciation and amortization	3,248	—	3,248
Fair value adjustments of common stock warrants	—	11,759	11,759
Share-based compensation expense	6,013	—	6,013
Fair value of common stock issued in connection with drug license	935	—	935
Minority interest in consolidated entities	(1,146)	—	(1,146)
Changes in operating assets and liabilities:
Accounts receivable	561	—	561
Inventory	(319)	—	(319)
Prepaid expenses and other assets	314	—	314
Accounts payable and accrued obligations	7,663	—	7,663
Accrued compensation and related taxes	(480)	—	(480)
Deferred revenue and other credits	(35)	—	(35)

Net cash used in operating activities	(7,092)	—	(7,092)

Cash Flows From Investing Activities:
Net purchases of marketable securities	(65,538)	—	(65,538)
Investment in Zevalin acquisition	(22,687)	—	(22,687)
Purchases of property and equipment	(388)	—	(388)

Net cash used in investing activities	(88,613)	—	(88,613)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	95,810	—	95,810
Proceeds from sale of common stock to employees — shelf takedown	1,167	—	1,167
Repurchase of warrants	(71)	—	(71)
Proceeds from exercise of stock options	1,145	—	1,145
Repurchase of stock options pursuant to tender offer	(2,520)	—	(2,520)

Net cash provided by financing activities	95,531	—	95,531

Net increase in cash and cash equivalents	(174)	—	(174)

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements — (Continued)

	Nine-Months		Nine-Months
	Ended		Ended
	September 30, 2009	Adjustments	September 30, 2009
	(Previously Reported)		(As Restated)
	(In thousands, except share and per share data)

Cash and cash equivalents, beginning of period	9,860	—	9,860

Cash and cash equivalents, end of period	$9,686	—	$9,686

Supplemental Cash Flow Information:
Interest paid	$10	—	$10

Income taxes paid	$45	—	$45

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$935	—	$935

Fair value of restricted stock granted employees and directors	$226	—	$226

Fair value of stock issued to match employee 401k contributions	$342	—	$342

Fair value of equity awarded to consultants and placement agents	$111	—	$111

Three Months
Ended
December 31, 2009

Revenues
Product sales	$5,195
License and contract revenue	3,425

Total revenues	$8,620

Operating expenses:
Cost of product sold (excludes amortization of purchased intangibles shown below)	2,446
Selling, general and administrative	11,069
Research and development	3,525
Amortization of purchased intangibles	870

Total operating expenses	17,910

Loss from operations	(9,290)
Change in fair value of common stock warrant liability	19,834
Other income, net	61

Consolidated loss	10,605
Income tax expense	(421)
Net income	$10,184

Net income per share
Basic	$0.21

Diluted	$0.20

Weighted average common shares:
Basic	48,425,486

Diluted	49,704,126

14.	Subsequent Event

In connection with the preparation of the Consolidated Financial Statements, we have evaluated subsequent events through the filing date of this form 10-K.

In February 2010, we entered into a licensing and collaboration agreement with TopoTarget, for the development and commercialization of belinostat, a drug being studied in multiple indications, including a Phase 2 registrational trial for patients with Peripheral T-Cell Lymphoma. The agreement provides that we have the exclusive right to make, develop and commercialize belinostat in North America and India, with an option for China. In consideration for the rights granted under the license agreement, we paid TopoTarget an up-front fee of $30 million. In addition, we will pay up to $313 million and one million shares of Spectrum common stock based on the achievement of certain development, regulatory and sales milestones, as well as royalties on net sales of belinostat.

Index to Exhibits

Exhibit
No.	Description

2.1	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

Exhibit
No.		Description

2.2		Asset Purchase Agreement by and between the Registrant and Par Pharmaceutical, Inc., dated as of May 6, 2008. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 2008, and incorporated herein by reference.)
2	.3#	Purchase and Formation Agreement, dated as of November 26, 2008, by and among the Registrant, Cell Therapeutics, Inc. and RIT Oncology, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2008, and incorporated herein by reference.)
2	.4#	Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2009, and incorporated herein by reference.)
3.1		Amended Certificate of Incorporation, as filed. (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2006, and incorporated herein by reference.)
3.2		Form of Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)
4.1		Rights Agreement, dated as of December 13, 2000, between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-A12G, as filed with the Securities and Exchange Commission on December 26, 2000, and incorporated herein by reference.)
4.2		Amendment No. 1 to the Rights Agreement, dated as of December 13, 2000 by and between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation). (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference.)
4.3		Registration Rights Agreement, dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)
4.4		Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)
4.5		Amendment No. 2 to the Rights Agreement, dated as of December 13, 2000, by and between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation). (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)
4.6		Amendment No. 3 to the Rights Agreement, dated as of December 13, 2000 by and between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation). (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)
4.7		Warrant issued by the Registrant to a Consultant, dated as of September 17, 2003. (Filed as Exhibit 4.3 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)
4.8		Amendment No. 1, dated as of November 2, 2005, to Warrant issued by the Registrant to a Consultant, dated as of September 17, 2003. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 4, 2005, and incorporated herein by reference.)
4.9		Warrant issued by the Registrant to a Consultant, dated as of September 20, 2005. (Filed as Exhibit 4.3 to Form 10-Q, as filed with the Securities and Exchange Commission on November 4, 2005, and incorporated herein by reference.)
4.10		Form of Warrant, dated September 15, 2005. (Filed as Exhibit 4.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)
4.11		Registration Rights Agreement, dated as of April 20, 2006, by and among the Registrant and Targent, Inc. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2006, and incorporated herein by reference.)

Exhibit
No.		Description

4.12		Fourth Amendment to Rights Agreement, dated July 7, 2006. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2006, and incorporated herein by reference.)
4.13		Amendment No. 5 to the Rights Agreement, dated as of December 13, 2000, by and between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation). (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)
4.14		Amendment No. 2, dated as of March 26, 2007, to Warrant issued by the Registrant to a Consultant, dated as of September 17, 2003. (Filed as Exhibit 4.1 to Form 10-K/A, as filed with the Securities and Exchange Commission on April 30, 2007, and incorporated herein by reference.)
4.15		Warrant issued by the Registrant to a Consultant, dated as of April 28, 2008. (Filed as Exhibit 4.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 2008, and incorporated herein by reference.)
4.16		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)
4.17		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)
4.18		Form of Common Stock Purchase Warrant. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)
4.19		Form of Common Stock Purchase Warrant (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2009, and incorporated herein by reference).
10.1		Industrial Lease Agreement, dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)
10.2		Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)
10.3		First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)
10.4		Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)
10	.5#	License and Collaboration Agreement by and between the Registrant and Zentaris GmbH, dated as of August 12, 2004. (Filed as Exhibit 10.1 to Form S-3/A, as filed with the Securities and Exchange Commission on January 21, 2005, and incorporated herein by reference.)
10	.6*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)
10	.7#	License Agreement by and between the Registrant and Chicago Labs, Inc. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2005, and incorporated herein by reference.)
10	.8*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)
10	.9*	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)
10	.10#	License Agreement between the Registrant and Merck Eprova AG, dated May 23, 2006. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2006, and incorporated herein by reference.)

Exhibit
No.		Description

10	.11*	Third Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)
10	.12#	Agreement by and between the Registrant and Glaxo Group Limited (d/b/a GlaxoSmithKline), dated November 10, 2006. (Filed as Exhibit 10.38 to Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2007, and incorporated herein by reference.)
10	.13*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.3 to Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007, and incorporated herein by reference.)
10	.14#	License Agreement by and between the Registrant and Indena, S.p.A., dated July 17, 2007. (Filed as Exhibit 10.4 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2007, and incorporated herein by reference.)
10	.15*	Executive Employment Agreement by and between the Registrant and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)
10.16		Consulting Agreement by and between the Registrant and Luigi Lenaz, M.D., effective as of July 1, 2008. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on August 11, 2008, and incorporated herein by reference.)
10	.17*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)
10	.18#	License, Development, Supply and Distribution Agreement, dated October 28, 2008, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.33 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)
10	.19*	Form of Stock Purchase Agreement, dated May 6, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2009, and incorporated herein by reference.)
10.20		Form of Securities Purchase Agreement, dated May 27, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)
10.21		Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated May 26, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on May 28, 2009, and incorporated herein by reference.)
10.22		Form of Securities Purchase Agreement, dated June 15, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)
10.23		Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, June 15, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 18, 2009, and incorporated herein by reference.)
10	.24*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)
10	.25*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)
10.26		Form of Securities Purchase Agreement, dated June 30, 2009. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)
10.27		Placement Agency Agreement between the Registrant and Rodman & Renshaw, LLC, dated June 30, 2009. (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)
10	.28*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)
10	.29+	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company.
10	.30*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

Exhibit
No.		Description

10	.31*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)
10	.32*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)
10	.33*	Summary of Director Compensation. (Filed as Exhibit 10.11 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)
10.34		Placement Agency Agreement by and between the Registrant, and Rodman & Renshaw, LLC, dated September 18, 2009 (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2009, and incorporated herein by reference.)
10.35		Form of Securities Purchase Agreement, dated September 18, 2009 (Filed as Exhibit 1.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2009, and incorporated herein by reference.)
10	.36#+	License Agreement, dated November 6, 2009, by and between the Registrant and Nippon Kayaku Co., Ltd.
10	.37#+	License and Collaboration Agreement, dated February 2, 2010, by and between the Registrant and TopoTarget A/S.
16.1		Letter from Kelly and Company to the Securities and Exchange Commission, dated December 3, 2009. (Filed as Exhibit 16.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2009, and incorporated herein by reference.)
21	+	Subsidiaries of Registrant.
23	.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23	.2+	Consent of Kelly & Company, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included in the signature page.)
31	.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31	.2+	Certification of Vice President Finance, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32	.1+	Certification of Chief Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32	.2+	Certification of Vice President Finance, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

+	Filed herewith.