Form 10-Q
period 2010-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2010-05-10
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at May 3, 2010
Common Stock, $.001 par value	49,497,839

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q
For the Three-month Period ended March 31, 2010
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
Statement Regarding Financial Information
The accompanying unaudited condensed consolidated financial statements of Spectrum Pharmaceuticals, Inc. included herein have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), has been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other period(s).
We recommend that you read the unaudited condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 5, 2010. The consolidated financial statements contained therein included restatements of previously reported financial statements and related disclosures for each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended March 31, 2009 through September 30, 2009 to record common stock warrants as a liability based on a reassessment of the applicable accounting and classification. All financial information contained herein, related to such prior restated quarterly periods, are “as restated”.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$35,637	$82,336
Marketable securities	49,482	31,005
Accounts receivable, net	6,259	8,658
Inventories, net	2,848	3,230
Prepaid expenses and other current assets	993	1,028

Total Current Assets	95,219	126,257
Bank certificates of deposit & treasuries	13,344	11,438
Property and equipment, net	2,090	1,928
ZEVALIN related intangible assets, net	32,395	33,325
Other assets	178	185

Total Assets	$143,226	$173,133

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and other accrued obligations	$14,538	$16,606
Accrued compensation	1,588	3,360
Current portion of deferred revenue	12,300	8,300
Common stock warrant liability	5,060	6,635
Accrued drug development costs	3,717	4,598

Total Current Liabilities	37,203	39,499
Capital lease obligations, net of current portion	62	69
Deferred revenue and other credits, net of current portion	33,890	24,943
ZEVALIN related contingent obligations	298	298

Total Liabilities	71,453	64,809

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized:
Series B Junior participating preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Series E Convertible voting preferred stock, 2,000 shares authorized, stated value $10,000 per share, $0.8 million aggregate liquidation value, issued and outstanding, 68 shares at March 31, 2010 and December 31, 2009	419	419
Common stock, par value $0.001 per share, 100,000,000 shares authorized; issued and outstanding, 49,187,073 and 48,926,314 shares at March 31, 2010 and December 31, 2009	49	49
Additional paid-in capital	371,977	369,482
Accumulated other comprehensive loss	(102)	(70)
Accumulated deficit	(300,570)	(261,556)

Total Stockholders’ Equity	71,773	108,324

Total Liabilities and Stockholders’ Equity	$143,226	$173,133

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Product sales, net	$7,122	$12,038
License and contract revenue	3,967	2,125

Total revenues	$11,089	$14,163

Operating expenses:
Cost of product sales (excludes amortization of purchased intangibles shown below)	$3,245	$1,834
Selling, general and administrative	10,862	6,351
Research and development	36,544	5,654
Amortization of purchased intangibles	930	950

Total operating expenses	51,581	14,789

Loss from operations	(40,492)	(626)
Change in fair value of common stock warrant liability	1,575	(509)
Other (loss) / income, net	(97)	104

Pre-tax net loss	(39,014)	(1,031)
Income tax expense	—	—
Net income attributable to non-controlling interest	—	1,146

Net (loss) income attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(39,014)	$115

Net (loss) income per share
Basic	$(0.80)	$0.00

Diluted	$(0.80)	$0.00

Weighted average common shares outstanding
Basic	48,667,653	31,952,523

Diluted	48,667,653	32,157,425

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities:
Net (loss) income	$(39,014)	$115
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred revenue	(3,967)	(2,125)
Depreciation and amortization	1,064	136
Share-based compensation expense	2,475	968
Fair value adjustments of common stock warrants	(1,575)	509
Fair value of common stock issued in connection with drug license	—	185
Non-controlling interest in consolidated entities	—	(1,146)
Changes in operating assets and liabilities:
Accounts receivable	2,399	(1,304)
Inventories	382	(53)
Prepaid expenses and other current assets	35	148
Other assets	—	—
Accounts payable and other accrued obligations	(2,075)	3,942
Accrued compensation	(1,772)	(1,035)
Accrued drug development cost	(881)	—
Deferred revenue and other credits	16,915	(25)

Net cash (used in) provided by operating activities	(26,014)	315

Cash Flows From Investing Activities:
Net (purchases) sales of marketable securities	(20,408)	18,112
Investment in ZEVALIN acquisition	—	(24,050)
Purchases of property and equipment	(296)	(172)

Net cash used in investing activities	(20,704)	(6,110)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	19	—

Net cash provided by financing activities	19	—

Net decrease in cash and cash equivalents	(46,699)	(5,795)
Cash and cash equivalents, beginning of period	82,336	9,860

Cash and cash equivalents, end of period	$35,637	$4,065

Supplemental Cash Flow Information:
Interest paid	$18	$7

Income taxes paid	$148	$45

Schedule of Non-Cash Investing and Financing Activities:
Fair value of common stock issued in connection with drug license	$—	$185

Fair value of restricted stock granted to employees and directors	$977	$182

Fair value of stock issued to match employee 401k contributions	$168	$108

Fair value of equity awarded to consultants	$219	$111

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. Business and Basis of Presentation
Business
Spectrum Pharmaceuticals, Inc. (“Spectrum,” the “Company,” “we,” “our,” or “us”) is a commercial stage biopharmaceutical company committed to developing and commercializing innovative therapies with a primary focus in the areas of hematology-oncology and urology. We have a fully developed commercial infrastructure that markets and sells two proprietary products in the United States, ZEVALIN® and FUSILEV®. We have several drug candidates in development, the most advanced of which are Apaziquone (EOquin®), which is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer (“NMIBC”) under strategic collaborations with Allergan, Inc. (“Allergan”), Nippon Kayaku Co. Ltd. (“Nippon Kayaku”), and Handok Pharmaceuticals Co. Ltd. (“Handok”), and Belinostat, a drug being co-developed with TopoTarget A/S (“TopoTarget”), and which is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma (“PTCL”).
The following is a brief update of our most advanced products as of March 31, 2010. For a more detailed description of these and our other drugs in development, refer to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 5, 2010.
ZEVALIN®: ([90Y]-ibritumomab tiuxetan) (“ZEVALIN”): For the three-month periods ended March 31, 2010 and 2009, we recorded net revenues of approximately $6.5 million and $2.6 million, respectively, from sales of ZEVALIN.
On September 3, 2009, the United States Food and Drug Administration (“FDA”) approved our supplemental Biologics License Application, which allows the use of ZEVALIN as part of a first —line therapy for treatment of patients with previously untreated follicular non-Hodgkin’s lymphoma (“NHL”) who achieve a partial or complete response to chemotherapy, a substantially larger patient population with follicular NHL. Previously, ZEVALIN was approved by the FDA and marketed by us for patients with relapsed or refractory, low-grade or follicular B-cell NHL, including patients who have rituximab-refractory follicular NHL. In November 2009, the Centers for Medicare & Medicaid Services finalized a policy to allow reimbursement for ZEVALIN®, in the Hospital Outpatient Prospective Payment System, based on the Average Sales Price methodology applicable to other injectable drugs and biologicals. This reimbursement methodology went into effect on January 1, 2010.
FUSILEV®: (levoleucovorin) for injection (“FUSILEV”): For the three-month periods ended March 31, 2010 and 2009, we recorded net revenues of $0.6 million and $9.4 million, respectively, from sales of FUSILEV.
FUSILEV is the only commercially available drug containing only the pure active L-isomer of racemic (L and R forms) leucovorin. In October 2008, we filed a supplemental New Drug Application (“sNDA”) for advanced metastatic colorectal cancer. In October 8, 2009, we received a Complete Response letter from the FDA regarding our sNDA. We met with the FDA in January 2010. During that meeting, the FDA requested additional data which we expect to submit before the end of 2010.
Apaziquone: During the three-months ended March 31, 2010, we recorded approximately $2.1 million of licensing revenue from the amortization of the upfront $41.5 million fee that we received from Allergan in October 2008. Further, pursuant to our 2009 collaboration agreement with Nippon Kayaku and Handok Pharmaceuticals, we received $16 million in upfront milestone payments. In light of our obligations under these agreements, including procurement, manufacture and the supply of materials for clinical studies, ongoing development and regulatory guidance, we have deferred the recognition as revenue of the $16 million and we are amortizing the $16 million over a period of 4 years. We recorded approximately $1.0 million of licensing revenue from the amortization of the upfront $16 million fee that we received from Nippon Kayaku and Handok.
Pursuant to our October 2008 strategic collaboration agreement with Allergan to co-develop and co-market Apaziquone for bladder cancer, we continue to conduct the two Phase 3 registrational trials pursuant to a joint development plan, with Allergan bearing 65% of these development costs. As such, during each of the three months ended March 31, 2010 and 2009, Allergan reimbursed us approximately $2.7 million of research and development costs.
Belinostat: In February 2010, we entered into a licensing and collaboration agreement with TopoTarget, for the development of Belinostat, a drug being studied in multiple indications, including in a Phase 2 registrational trial for patients with PTCL. The licensing and collaboration agreement provides that we have the exclusive right to make, develop and commercialize Belinostat in North America and India, with an option for China. In consideration for the rights granted under the licensing and collaboration agreement, we paid TopoTarget an up-front fee of $30 million, which we expensed as a research and development cost for the three-month period ended March 31, 2010. In addition, the terms of the agreement include potential future development, regulatory and sales milestones to TopoTarget of up to $313 million in cash, one million shares of our common stock and royalties on net sales of Belinostat.

Ozarelix: In January 2010, based upon the results of our earlier Phase 2 study of Ozarelix for the treatment of benign prostatic hypertrophy (“BPH”) and the recently announced mixed results of Aeterna Zentaris’s large Phase 3 registrational trial of cetrorelix (another LHRH antagonist), we discontinued development of Ozarelix in BPH. Currently, we are considering the future development of Ozarelix for other indications. In January 2007, we had received approximately $0.9 million, representing our 50% share of an economic interest that Aeterna Zentaris had from an arrangement with Nippon Kayaku for certain rights to Ozarelix in Japan and recognized the amount as deferred revenue. During the three month period ended March 31, 2010, we reevaluated the basis for deferral having determined that there are no further ongoing obligations and recorded the approximately $0.9 million as license revenue.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis, in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and consolidation and elimination entries) considered necessary for a fair presentation of these interim unaudited condensed consolidated financial statements have been included herein. As permitted, certain footnotes or other financial information that are normally required by GAAP, can be condensed or omitted. Operating results for the three-months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 5, 2010.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries, and joint venture partners which we control, or of which we are the primary beneficiary. We evaluate the need to consolidate joint ventures as variable interest entities. Investments by outside parties in our consolidated entities are recorded as non-controlling interest in consolidated entities in our consolidated financial statements, and stated net after allocation of income and losses in the entity.
As of March 31, 2010 and 2009, we had three consolidated subsidiaries: OncoRx Pharma Private Limited, an entity organized in Mumbai, India in May 2008; Spectrum Pharmaceuticals GmbH, an inactive entity incorporated in Switzerland in April 1997; and RIT Oncology, LLC (“RIT”), a wholly-owned entity since March 2009, organized in Delaware in October 2008; and one consolidated joint venture, Spectrum Pharma Canada, organized in Quebec, Canada in January 2008. We have eliminated all significant intercompany accounts and transactions from the condensed consolidated financial statements.
Subsequent Events
In connection with the preparation of the interim unaudited condensed consolidated financial statements, we have evaluated subsequent events through the filing date of this Form 10-Q.
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
As of March 31, 2010, substantially all of our cash, cash equivalents and marketable securities were held at major financial institutions, which are required to invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. To a limited degree, these investments are insured by the Federal Deposit Insurance Corporation and by third party insurance. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by matching scheduled investment maturities with our cash requirements and investing in highly rated instruments.
Cash and cash equivalents, and investments in marketable securities, including long term bank certificates of deposits, totaled $98.5 million and $124.8 million as of March 31, 2010 and December 31, 2009, respectively. The following is a summary of such investments (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair		Marketable Securities
	Cost	Gains	Losses	Value	Cash	Current	Long Term

March 31, 2010
Cash, Cash Equivalents	$35,637	$—	$—	$35,637	$35,637	$—	$—
Bank Certificates of Deposit	26,364	—	—	26,364	—	15,782	10,582
U.S. Government securities	34,039	—	—	34,039	—	31,277	2,762
Corporate debt securities	2,423	—	—	2,423	—	2,423	—
Other Securities (included in other assets)	34	—	7	27	—	—	27

Total investments	$98,497	$—	$7	$98,490	$35,637	$49,482	$13,371

December 31, 2009
Cash, Cash Equivalents	$82,336	$—	$—	$82,336	$82,336	$—	$—
Bank Certificates of Deposit	20,948	—	—	20,948	—	12,260	8,688
Money Market Currency Funds	4,800	—	—	4,800	—	4,800	—
U.S. Government securities	16,542	—	—	16,542	—	13,792	2,750
Corporate debt securities	153	—	—	153	—	153	—
Other Securities (included in other assets)	47	—	12	35	—	—	35

Total investments	$124,826	$—	$12	$124,814	$82,336	$31,005	$11,473

Fair Value of Financial Instruments
We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include:
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
The carrying values of our cash, cash equivalents, marketable securities, other securities and common stock warrants, carried at fair value as of March 31, 2010 are classified in the table below in one of the three categories described above:

	Fair Value Measurements at March 31, 2010
	Level 1	Level 2	Level 3	Total
	($ in 000’s)

Assets:
Cash & equivalents	$35,637	—	—	$35,637
U.S. Treasury T-Bills	1,528	—	—	1,528
FDIC Insured Bank CDs	26,364	—	—	26,364
Medium Term Corporate Notes	2,423	—	—	2,423
U.S. Treasury Backed Securities	32,511	—	—	32,511

Cash, Cash Equivalents and Marketable Securities	98,463	—	—	98,463
Other Securities	27	—	—	27

	$98,490	$—	$—	$98,490

Liabilities:
Common Stock Warrant Liability	—	—	5,060	5,060

	$—	$—	$5,060	$5,060

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended March 31, 2010:

Fair Value Measurements of
Common Stock Warrants
Using Significant
Unobservable Inputs
(Level 3)
($ in 000’s)
Balance at December 31, 2009	$6,635
Adjustments resulting from expiration of warrants recognized in earnings	(341)
Adjustments resulting from change in value of warrants recognized in earnings	(1,234)

Balance at March 31, 2010	$5,060

During the three-months ended March 31, 2010, the fair value of common stock warrants decreased approximately $1.6 million due to the change in value of warrants recognized in earnings during the period and expiration of certain warrants issued in 2009. The fair value of common stock warrants are measured on their respective origination dates and at the end of each reporting period using Level 3 inputs in accordance with the accounting guidance. The significant assumptions used in the calculations under the Black-Scholes pricing model as of March 31, 2010, included an expected term based on the remaining contractual life of the warrants, a risk-free interest rate based upon observed interest rates appropriate for the expected term of the instruments, volatility based on the historical volatility of the Company’s common stock, and a zero dividend rate based on the Company’s past, current and expected practices of granting dividends on common stock.
We did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are still reported at their historical carrying values.
Certain Risks and Concentrations
We are subject to concentration of credit risk primarily from our cash investments. Under our investment guidelines, credit risk is managed by diversification of the investment portfolio and by the purchase of investment-grade securities.
Our products are concentrated with a limited number of customers who use or prescribe the use of oncology products. For the three months ended March 31, 2010, approximately 9% of our product sales relate to FUSILEV and were derived from specialty distributors of oncology products as compared to 78% for the three months ended March 31, 2009. For ZEVALIN, we recorded 91% of revenues from end user customers for the three month period ended March 31, 2010, as compared to 22% from radiopharmacies for the three months ended March 31, 2009. At the end of March 2010, only one specialty distributor (for FUSILEV) owed us more than 10% of total net accounts receivables. At March 31, 2009, for FUSILEV, one specialty distributor and, for ZEVALIN, one radiopharmacy individually owed us more than 10% of the total net accounts receivables. Due to changes in market dynamics, these ratios are not indicative of future concentrations. We maintain reserves for potential credit losses and such losses, in the aggregate, have not exceeded our estimates. We do not require collateral or other security to support credit sales, but provide an allowance for bad debts when warranted.
Currently we have single source suppliers (one for each drug product) for raw materials, and the manufacture of finished product of ZEVALIN and FUSILEV. A disruption in supply could materially affect our sales. In addition, ZEVALIN product is ordered on an individual patient need basis and the product needs to be delivered timely in ordered to be used, because it is a radiopharmaceutical. We could suffer product losses if there is any disruption in the timely delivery of supply.

Similarly, we have single source suppliers (one for each development drug candidate) for raw materials, and manufacturing of finished product for our development drug candidates. If we are unable to obtain sufficient quantities of such product, our research and development activities may be adversely affected.
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
We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. No impairment loss was recorded during the three months ended March 31, 2010.
Acquisitions and Collaborations
For all in-licensing products, we evaluate the relevant accounting literature, including Accounting Standards Codification (“ASC”) 810-10, “Consolidation” and ASC 805, “Business Combinations”.
ASC 810-10, “Consolidation”, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition.
ASC 805, “Business Combination”, requires an enterprise to perform an analysis to determine if the inputs and / or processes acquired in an acquisition qualify as a business. On the basis of our interpretations and conclusions, we determine if the in-licensing products qualify as a business and whether to account for such products as a business combination or an asset acquisition.

Segment and Geographic Information
We operate in one business segment: acquiring, developing and commercializing prescription drug products. Accordingly, the accompanying financial statements are reported in the aggregate, including all of our activities in one segment. Our foreign operations were not significant for any of the periods presented herein.
Revenue Recognition
We sell our products to wholesalers and distributors of oncology products and to the end user, directly or through group purchasing organizations (e.g., certain hospitals or hospital systems and clinics with which we have entered into a direct purchase agreement). Our wholesalers and distributors purchase our products and sell the products directly to end users, who include, but are not limited to, hospitals, clinics, medical facilities, managed care facilities and private oncology-based practices. Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to the customer, and the following additional criteria are met:
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
Consistent with industry practice, our product return policy generally permits our customers to return products within 30 days after shipment, if incorrectly shipped or not ordered, and within a window of time 6 months before and 12 months after the expiration of product dating, subject to certain restocking fees and preauthorization requirements, as applicable. The returned product is destroyed if it is damaged, its quality is compromised or it is past its expiration date. Based on our returns policy, we refund the sales price to the customer as a credit and record the credit against receivables. In general, returned product is not resold. We generally reserve the right to decline granting a return and to decide on product destruction. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and other pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and the extensive experience of our management with selling the same and similar oncology products. We record an allowance for future returns by recording them as accrued obligations. Historical allowances for product returns have been within estimated amounts reserved or accrued.
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

Up-front fees representing non-refundable payments received upon the execution of licensing or other agreements are recognized as revenue upon execution of the agreements where we have no significant future performance obligations and collectability of the fees is reasonably assured. Milestone payments, which are generally based on the occurrence of developmental or regulatory events, are recognized as revenue when the milestones are achieved, collectability is reasonably assured, and we have no significant future performance obligations in connection with the milestone. In those instances where we have collected fees or milestone payments but have significant future performance obligations related to the development of the drug product, we record deferred revenue and recognize it over the period of our future obligations.
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
Basic and Diluted Net (Loss) Income per Share
We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.
We incurred a net loss for the three-month period ended March 31, 2010, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive. For the period ended March 31, 2009, we earned a nominal profit, and we have included the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation. Potentially dilutive common stock equivalents include the 136,000 common stock issuable upon conversion of preferred stock and 68,902 common stock issuable upon the exercise of warrants and stock options that have conversion or exercise prices below the market value of our common stock at the measurement date of March 31, 2009.
The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	March 31,
	2010	2009

Series E Preferred Shares	136,000	0
Stock Options	8,794,745	7,754,220
Warrants	6,746,319	5,444,555

	15,677,064	13,198,775

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
The fair value of share-based compensation is estimated based on the closing market price of our common stock on the day prior to the award grant for stock awards, and the Black-Scholes Option Pricing Model for stock options and warrants. We estimate volatility based on historical volatility of our common stock, and estimate the expected length of options based on several criteria, including the vesting period of the grant and the term of the award.

We recorded share-based employee compensation expense during the three-month periods ended March 31, 2010 and 2009, as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	($ in ‘000’s)
Research and development	$1,058	$480
Selling, general and administrative	1,417	488

Total employee pre-tax share-based compensation	$2,475	$968

Warrant accounting
We account for common stock warrants pursuant to the applicable guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the condensed consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants require considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the condensed consolidated statement of operations as “Change in the fair value of common stock warrant liability.”
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have determined that the net deferred tax asset does not meet the “more likely than not” to be realized criteria and, accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.
Comprehensive Loss
Comprehensive loss disclosures include all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net loss. Our accumulated other comprehensive loss at March 31, 2010 and December 31, 2009, respectively, consisted primarily of net unrealized gains/losses on investments in marketable securities as of that date.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that requires companies to perform an analysis to determine whether such companies’ variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary. This guidance was effective for fiscal years beginning after November 15, 2009, which is our fiscal year 2010. We adopted the guidance in the first quarter of 2010, and determined that none of the entities with which we currently conduct business or collaborate are variable interest entities to be consolidated.

New Accounting Standards Not Yet Adopted
In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. This guidance allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance will be effective for fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2011, and may be applied prospectively to milestones achieved after the adoption date or retrospectively for all periods presented, with earlier application permitted. We have not yet evaluated the potential impact of adopting this guidance on our consolidated financial statements.
In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We have evaluated the potential impact of adopting this guidance on our consolidated financial statements. We do not expect that the adoption of the guidance will have a material impact on our consolidated financial statements.
In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be our fiscal year 2011, with earlier application permitted. We have not yet evaluated the potential impact of adopting this guidance on our consolidated financial statements.
Reclassification of Accounts
Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.
3. Accounts Receivable — Trade
Accounts receivable, net of allowance for doubtful accounts at March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010	December 31, 2009
	($ in ‘000’s)
Accounts receivable gross	$6,614	$8,808
Allowances for untreated kits	(170)	—
Allowances for doubtful accounts	(185)	(150)

Accounts receivable, net of allowances	$6,259	$8,658

Allowances for chargebacks, discounts and rebates and returns are recorded as a part of other accrued liabilities on the accompanying balance sheet. Allowances thus recorded consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	($ in ‘000’s)
Allowance for discounts, chargebacks and rebates	$1,099	$860
Allowance for returns	1,249	1,176

Total allowances	$2,348	$2,036

No returns reserve is recorded for ZEVALIN since we invoice our end user customers and recognize revenues only when a patient is treated with ZEVALIN.

4. Inventories
Inventories, net of allowances consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	($ in ‘000’s)
Finished Goods	$2,647	$3,039
Raw Materials	280	280
Less: reserve for inventory allowances	(79)	(89)

	$2,848	$3,230

We continually review product inventories on hand. Inventory levels are evaluated relative to product demand, remaining shelf life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts which may not be realizable.
5. Commitments and Contingencies
Facility and Equipment Leases
As of March 31, 2010, we had obligations under a facility lease, which expires on July 1, 2016, and various operating and capital equipment leases.
Minimum lease requirements, including the renewal terms of the facility lease for each of the next five years and thereafter, under the property and equipment operating leases and capital leases, are as follows:

	Operating Lease	Capital Lease
March 31, 2010	Commitments	Commitments
	($ in 000’s)

2010 (Remainder of year)	$323	$50
2011	455	84
2012	484	—
2013	513	—
2014	542	—
Thereafter	863	—

	$3,180	$134

Rent expense for the three-months periods ended March 31, 2010 and 2009 was approximately $169,000 and $135,000, respectively.
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
The potential contingent development and regulatory milestone obligations under all of our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following items are typical of such milestone events: conclusion of Phase 2 or commencement of Phase 3 clinical trials; filing of new drug applications in each of the United States, Europe and Japan; and approvals from each of the regulatory agencies in those jurisdictions.
Given the uncertainty of the drug development and regulatory approval process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we estimate that if all of our contingent milestones are successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, aggregating to approximately $195.7 million as of March 31, 2010, would be due approximately as follows: $0.5 million within 12 months; $62.0 million in 2 to 3 years; $26.7 million in 4 to 5 years; and $106.5 million after 5 years.

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
At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. As of March 31, 2010, we were committed under such contracts for up to approximately $8.1 million for future goods and services, including approximately $6.4 million maturing within one year. Generally, we are in a position to accelerate, slow down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow down the work on any project, the associated costs for those projects would be limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and can thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.
Supply Agreements
In connection with our acquisition of ZEVALIN, we assumed a supply agreement with Biogen Idec Inc. (“Biogen”) to manufacture ZEVALIN for sale in the United States. Under this supply agreement, we purchase from Biogen, and Biogen provides to us, kits to make ZEVALIN doses for sale to end-users in the United States at a “cost plus” manufacturing price. We also assumed a manufacturing and supply agreement with MDS (Canada) Inc., MDS Nordion Division, for the supply of yttrium-90, a radioisotope used in connection with the administration of ZEVALIN.
In connection with FUSILEV, we have a single source API supplier as well as a single source finished product manufacturer.
Employment Agreement
We have entered into an employment agreement with Dr. Rajesh C. Shrotriya, our President and Chief Executive Officer, which expires January 2, 2011. The employment agreement automatically renews for a one-year calendar term unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the new term. The employment agreement requires Dr. Shrotriya to devote his full working time and effort to our business and affairs during the term of the agreement. The employment agreement provides for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of the Board of Directors.
Litigation
At March 31, 2010, we are involved with various legal matters arising in the ordinary course of our business. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows or financial condition.
6. Stockholders’ Equity
Common Stock
During the three-month period ended March 31, 2010, we issued 37,688 shares of common stock as our match on the 401(k) contributions of our employees.
During the three-month period ended March 31, 2010, we issued 10,500 shares of common stock against exercises of stock options made by our terminated and current employees.
During the three-month period ended March 31, 2010, we issued 212,571 shares of common stock, net of forfeitures, as restricted stock grants to certain of our employees.

Common Stock Reserved for Future Issuance
As of March 31, 2010, approximately 15.7 million shares of our common stock, when fully vested, were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Conversion of Series E preferred shares	136,000
Exercise of stock options	8,794,745
Exercise of warrants	6,746,319

Total shares of common stock reserved for future issuances	15,677,064

As of March 31, 2010, options representing 5,048,591 shares of our common stock were actually eligible for exercise; the remainder of the options are subject to vesting restrictions discussed elsewhere. All the warrants are fully vested and eligible to be exercised.
Warrants Activity
We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by placement agents or consultants. Our outstanding warrants expire on varying dates through September 2013. Below is a summary of warrant activity during the three-month period ended March 31, 2010:

	Common Stock	Weighted Average
	Warrants	Exercise Price

Outstanding at beginning of period	11,028,919	$6.52
Issued	—	—
Repurchased	—	—
Exercised	—	—
Forfeited	—	—
Expired	(4,282,600)	5.94

Outstanding, at the end of period	6,746,319	6.88

Exercisable, at the end of period	6,746,319	$6.88

The following table summarizes information about warrants outstanding at March 31, 2010:

		Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Remaining	Exercise
Range of Exercise Price	& Exercisable	Life (Years)	Price
$5.01 - $6.00	300,000	1.47	$5.15
$6.01 - $7.00	3,747,312	0.71	6.62
$7.01 - $7.55	2,649,007	—	7.55
Under $3.00	50,000	2.25	1.79

	6,746,319	—	$6.88

During the three month period ended March 31, 2010, 4,282,600 of the 6,931,607 warrants issued in conjunction with the 2009 financing expired and 2,649,007 of the warrants will expire on June 20, 2010 if not exercised.
Share based Compensation
Presented below is a summary of activity, for all our share-based incentive award plans, during the three-month period ended March 31, 2010:
Stock Options:
During the three-month period ended March 31, 2010, the Compensation Committee granted stock options at exercise prices equal to or greater than the closing price of our common stock on the trading day prior to the grant date. The weighted average grant date fair value of stock options granted during the three -month period ended March 31, 2010 was estimated at approximately $2.87 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility (based on the historical volatility of our common stock) of 75.52%; risk free interest rate of 2.50%; and an expected life of 5 years.

			Weighted
			Average	Aggregate
	Common	Weighted	Remaining	Intrinsic
	Stock	Average	Term	Value (In
	Options	Exercise Price	(In Years)	Thousands)

Outstanding at beginning of year	7,945,245	$4.04
Granted	869,500	4.59
Expired	(2,375)	2.45
Forfeited	(7,125)	2.53
Exercised	(10,500)	1.85

Outstanding, at the end of period	8,794,745	$4.10	7.97	$9,305

Vested and expected to vest, at end of period	8,607,437	$4.09	7.93	$9,117

Exercisable, at the end of period	5,048,591	$4.01	6.98	$5,546

The aggregate intrinsic value in the table above represents the total difference between the closing price of our common stock of $4.61 on March 31, 2010 and the exercise price of the options, multiplied by the number of all in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of our common stock. As of March 31, 2010, we have approximately 13.1 million shares available for future grants.
During the three-month periods ended March 31, 2010 and 2009, the share-based charge in connection with the expensing of stock options was approximately $1.8 million and $0.6 million, respectively. As of March 31, 2010, there was approximately $7.5 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of approximately 2.47 years.
Restricted Stock:
The fair value of restricted stock awards is the grant date closing market price of our common stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
During the three-month periods ended March 31, 2010 and 2009, the share-based charge in connection with the expensing of restricted stock awards was approximately $0.5 million and $0.3 million, respectively. As of March 31, 2010, there was approximately $1.7 million of unrecognized share-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.48 years.

	Restricted	Weighted Average Grant Date
	Stock Awards	Fair Value
Nonvested at beginning of period	353,125	$2.32
Granted	229,000	4.65
Vested	(110,250)	3.53
Forfeited	—	—

Nonvested at end of period	471,875	$3.17

401(k) Plan Matching Contribution:
During the three-month period ended March 31, 2010, we issued 37,688 shares of common stock as our match of approximately $0.2 million on the 401(k) contributions of our employees. During the three-month period ended March 31, 2009, we issued 70,003 shares of common stock as our match of approximately $0.1 million on the 401(k) contributions of our employees.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues.” Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:
•	our ability to successfully develop, obtain regulatory approvals for and market our products;

•	our ability to continue to grow sales revenue of our marketed products;

•	risks associated with doing business internationally;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	the ability to timely deliver product supplies to our customers;

•	our ability to identify new product candidates and to successfully integrate those product candidates into our operations;

•	the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations;

•	our ability to protect our intellectual property rights;

•	competition in the marketplace for our drugs;

•	delay in approval of our products or new indications for our products by the U.S. Food and Drug Administration, or the FDA;

•	actions by the FDA and other regulatory agencies, including international agencies;

•	securing positive reimbursement for our products;

•	the impact of any product liability, or other litigation to which we are, or may become a party;

•	the impact of legislative or regulatory reform of the healthcare industry and the impact of recently enacted healthcare reform legislation;

•	the availability and price of acceptable raw materials and components from third-party suppliers, and their ability to meet our demands;

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

•	defending against claims relating to improper handling, storage or disposal of hazardous chemical, radioactive or biological materials could be time consuming and expensive;

•	our ability to maintain the services of our key executives and technical and sales and marketing personnel;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals; and

•	demand and market acceptance for our approved products.
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
Business Outlook
We are a commercial stage biopharmaceutical company committed to developing and commercializing innovative therapies with a primary focus in the areas of hematology-oncology and urology. We have a fully developed commercial infrastructure that currently markets and sells two drugs in the United States, ZEVALIN® and FUSILEV®. We have several drug candidates in development, the most advanced of which are Apaziquone (EOquin®), which is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer (NMIBC) under a strategic collaboration with Allergan, Nippon Kayaku and Handok; and Belinostat, a drug we recently partnered with TopoTarget to jointly develop. Belinostat is being studied in multiple indications, including in a Phase 2 registrational trial for relapsed or refractory Peripheral T-Cell Lymphoma (PTCL). Both of these studies are being conducted under a Special Protocol Assessment by the FDA.
The following is an update of our business strategy for 2010, as described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 5, 2010.
•
Maximizing the growth potential for our marketed drugs, ZEVALIN and FUSILEV. Our near-term outlook depends on sales and marketing successes associated with our two marketed drugs. A dedicated commercial organization comprised of sales representatives, account managers, medical science liaisons and a complement of other marketing personnel support the sales and marketing of these drugs.

ZEVALIN. We intend to continue to grow the ZEVALIN brand, which was recently approved in first-line setting for non-Hodgkin’s lymphoma, or NHL. ZEVALIN is currently approved for treatment of patients with previously untreated follicular NHL, who achieve a partial or complete response to first-line chemotherapy and treatment of patients with relapsed or refractory, low-grade or follicular B-cell NHL. In addition, we intend to pursue the removal of the bioscan requirement prior to ZEVALIN administration and to pursue consistent reimbursement for ZEVALIN for community-based clinics.

FUSILEV. Expansion in the sales of FUSILEV depend upon FDA approval for the use of FUSILEV in 5-FU (flouroacil) containing regimens for the treatment of colorectal cancer and favorable reimbursement. We intend to submit requested FUSILEV data in colorectal cancer to the FDA before the end of 2010.

•	Maximizing the asset value of Apaziquone.

Apaziquone (EOquin® in bladder cancer). Top-line data from two recently enrolled Phase 3 bladder cancer trials is expected in first quarter of 2012; and we expect to initiate, in collaboration with Allergan, a multiple-instillation trial in bladder cancer before the end of 2010, pending regulatory discussions.

•	Optimizing our development portfolio. We continue to build on our core expertise in clinical development for the treatment of cancer and urology.

Belinostat. We expect to file a new drug application for Belinostat in PTCL in 2011. We anticipate completing enrollment by year-end in the ongoing randomized Phase 2 trial for carcinoma of unknown primary, or CUP, that is being currently being conducted and fully funded by TopoTarget. We also expect to initiate trials in additional indications.

Other. We remain reliant on in-licensing strategies to seek drugs for development and/or commercialization. We continue to undertake a criteria-based portfolio review, which is expected to result in streamlining our pipeline drugs, allowing for greater focus and integration of our development and commercial goals. The portfolio will be assessed based on factors that include, among others things, probability of clinical success, time and cost of development, market potential, synergies with marketed and other developmental drugs, and competitive landscape. As a result of this portfolio evaluation, we will determine whether to continue with the drug’s clinical development, terminate the drug’s development or out-license rights to a third party for development and commercialization.

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

Financial Condition
Liquidity and Capital Resources
Our cumulative losses, since inception in 1987 through March 31, 2010, are approximately $301 million. We expect to continue to incur additional losses for at least the next few years, as we implement our growth strategy of commercializing ZEVALIN and FUSILEV, while continuing to develop our portfolio of late-stage drug products, unless they are offset, if at all, by the out-license of any of our drugs.
We believe that the approximately $98.5 million in cash, cash equivalents and marketable securities which we had available on March 31, 2010 will allow us to fund our current planned operations for at least the next twelve to eighteen months. We may, however, seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or license of drugs. There can be no assurance that we will be able to obtain such additional capital when needed, or that we will be able to obtain such additional capital on terms favorable to us or our stockholders, if at all. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well.
Our long-term strategy, however, is to generate profits from the sale and licensing of our drug products. Accordingly, in the next several years, we expect to supplement our cash position with sales of ZEVALIN and FUSILEV and generate licensing revenues from out-licensing our other drug products. However, we are not able to provide any specific revenue or net income guidance at this time.
With regard to estimated future development expenditures, as described elsewhere in this report, as well as the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as updated by any subsequent quarterly reports on Form 10-Q, our drug development efforts are subject to the considerable uncertainty inherent in any new drug development. Due to the uncertainties involved in progressing through clinical trials, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the timing, completion dates, and ultimate aggregate cost of developing each of our drug product candidates. Accordingly, the following discussion of our current assessment of expenditures may prove inadequate and our assessment of the need for cash to fund our operations may prove too optimistic.

Our expenditures for research and development consist of direct product specific costs, including, but not limited to, upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, and patent related costs, and non-product specific, or indirect, costs. During the three-month period ended March 31, 2010, our total research and development expenditure, including indirect expenditures, was approximately $36.5 million (net of $2.7 million received from Allergan). The principal components of direct expenses for that period related to the development of Apaziquone — approximately $2.2 million: Belinostat approximately $1.2 million; and ZEVALIN $1.1 million. The upfront payment for Belinostat of $30 million was expensed as part of research and development expenditure in the statement of operations during the period ended March 31, 2010.
Our primary focus areas for the rest of 2010, and the programs that are expected to represent a significant part of our expenditures, are the on-going clinical studies of Apaziquone and Belinostat and the commercialization of ZEVALIN. While we are currently focused on advancing our key product development programs, we anticipate that we will make regular determinations as to which other programs, if any, to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Our anticipated net use of cash for operations in the fiscal year ending December 31, 2010, excluding the cost of in-licensing or acquisitions of additional drugs, if any, is expected to range between approximately $30 and $40 million.
Under our various existing licensing agreements, we are contingently obligated to make various regulatory, development and sales milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones during 2010. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $0.5 million during 2010.
Further, while we do not receive any funding from third parties for research and development that we conduct, co-development and out-licensing agreements with other companies for any of our drug products may reduce our expenses. In this regard, we entered into a collaboration agreement with Allergan whereby, commencing January 1, 2009, Allergan has borne 65% of the development costs of Apaziquone. Also, Nippon Kayaku and Handok are responsible for all the development costs related to Apaziquone in their territories. Additionally, we entered into a collaboration agreement with TopoTarget, whereby, commencing February 2, 2010, TopoTarget bears for Belinostat, 100% of the CUP trial costs, 50% of all process development costs, and 30% of other development costs unrelated to the PTCL study.
In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.

Net Cash used in Operating Activities
During the three-month period ended March 31, 2010, net cash used in operations was approximately $26 million compared to net cash provided by operations of approximately $0.3 million in the comparative period of 2009. The operating cash outflows in 2010 are primarily related to the upfront payment for Belinostat of $30 million.
Net Cash used in Investing Activities
Net cash used in investing activities of approximately $20.7 million was primarily due to our investment of our funds into highly liquid marketable securities, not meeting the accounting definition of cash or cash equivalents.
Net Cash provided by Financing Activities
Net cash provided by financing activities totaled approximately $19 thousand for the three-month period ended March 31, 2010 due to cash proceeds received from exercise of stock options.
Results of Operations
Results of Operations for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009
For the three-month period ended March 31, 2010, we recorded a net loss of approximately $39.0 million, compared to a gain of $0.1 million for the three-month period ended March 31, 2009. The principal components of the year-to-year changes in line items are discussed below.
During the three-months ended March 31, 2010, we recognized approximately $7.1 million from product sales with approximately $6.5 million related to sales of ZEVALIN and approximately $0.6 million related to sales of FUSILEV (each net of estimates for promotional, price and other adjustments, including adjustment of the allowance for product returns), with cost of product sold being $3.2 million. Product revenues recorded in the three-month period ended March 31, 2009 were $12.0 million with approximately $2.6 million related to sales of ZEVALIN and approximately $9.4 million related to sales of FUSILEV, with cost of product sold being $1.8 million. During both the three-month periods ended March 31, 2010 and 2009, we recognized $2.1 million of licensing revenues from the amortization of the $41.5 million upfront payment we received from Allergan in 2008. We also recognized $1.0 million of licensing revenues from the amortization of the $16 million upfront payment we received from Nippon Kayaku and Handok in 2010. In January 2007, we had received approximately $0.9 million, representing our 50% share of an economic interest that Aeterna Zentaris had from an arrangement with Nippon Kayaku for certain rights to Ozarelix in Japan and recognized the amount as deferred revenue. During the three month period ended March 31, 2010, we reevaluated the basis for deferral having determined that there are no further ongoing obligations and recorded the approximately $0.9 million as license revenue. No similar revenue was recorded in the same period of 2009.
Selling, general and administrative expenses increased by approximately $4.5 million, from approximately $6.4 million in the three-month period ended March 31, 2009 to approximately $10.9 million in the three-month period ended March 31, 2010. The primary reason for the increase is due to increased direct sales and marketing expenses incurred in connection with the commercial activities associated with ZEVALIN and FUSILEV and related payroll costs. We expect selling, general and administrative expenses for the remainder of 2010 to continue at a pace similar to the quarter ended March 31, 2010.
Total research and development expenses increased by approximately $30.8 million, from approximately $5.7 million in the three-month period ended March 31, 2009 to approximately $36.5 million in the three-month period ended March 31, 2010, primarily related to $30 million of in process research and development costs related to the upfront payment for Belinostat and higher development costs for Belinostat of approximately $1.1 million. No similar expense was incurred in 2009 related to Belinostat. We expect research and development expenses for the remainder of 2010 to continue at a pace similar to the quarter ended March 31, 2010, net of the upfront payment to TopoTarget of $30 million.
We recorded approximately $1.6 million of income from warrant obligations during the three month period ended March 31, 2010 as compared to a loss of $0.5 million in the same period of 2009.
We incurred a non-cash charge of approximately $0.9 million due to the amortization of intangibles from the acquisition of ZEVALIN in each of the three-month periods ended March 31, 2010 and 2009.
Other loss of approximately $0.1 million consisted of net realized currency loss and net interest income during the three-month period ended March 31, 2010, compared to a net interest income of approximately $0.1 million for the three-month period ended March 31, 2009. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, till such time as the credit markets recover.

Nature of each accrual that reduces gross revenue to net revenue
Provisions for product returns, sales discounts and rebates and estimates for chargebacks are established as a reduction of product sales revenue at the time revenues are recognized. Management considers various factors in determination of such provisions, which are described more in detail below. Such estimated amounts are deducted from our gross sales to determine our net revenues. Provisions for bad and doubtful accounts are deducted from gross receivables to determine net receivables. Provisions for chargebacks, returns, rebates and discounts are classified as part of our accrued obligations. Changes in our estimates, if any, would be recorded in the statement of operations in the period the change is determined. If we materially over or under estimate the amount, there could be a material impact on our condensed consolidated financial statements.
For the three-month periods ended March 31, 2010 and 2009, the following is a roll forward of the provisions for return, discounts and rebates and chargebacks allowances and estimated doubtful account allowances.

			Doubtful
	Chargebacks,		Accounts and
	Discounts &		Untreated
	Rebates	Returns	Kits	Total
	($ in ‘000’s)
Period ending March 31, 2010:
Balances at beginning of the period	$860	$1,176	$150	$2,186
Add / (less) provisions:
Related to the sales of current fiscal year	353	128	259	740
Related to the sales of prior fiscal years	—	—	—	—
Less : Credits or actual allowances:	—	—	—	—
Related to sales from current fiscal year	—	—	—	—
Related to sales from prior fiscal years	114	55	54	223

Balances at the close of the period	$1,099	$1,249	$355	$2,703

Period ending March 31, 2009:
Balances at beginning of period	$1,631	$3,144	$150	$4,925
Provisions:
Related to the sales of current fiscal year	3,245	126	—	3,371
Related to the sales of prior fiscal years	—	—	—	—
Credits or actual allowances:
Related to sales from current fiscal year	2,535	39	—	2,574
Related to sales from prior fiscal years	—	1,229	—	1,229

Balances at the close of the period	$2,341	$2,002	$150	$4,493

The bases and methods of estimating these allowances, used by management, are described below.
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

Chargebacks
Chargebacks represent a provision recorded as an accrued obligation and related reduction to gross revenue. A chargeback is the difference between the price the wholesale customer, in our case the wholesaler or distributor pays (the wholesale acquisition cost, or WAC) and the price (contracted price) that a contracted customer (e.g., a Group Purchasing Organization, or GPO, member) pays for a product. We accrue for chargebacks in the relevant period on the presumption that all units of product sold to members of the GPOs will get charged back. We estimate chargebacks at the time of sale of our products to the members of the GPOs based on:
(1)	volume of all products sold via distributors to members of the GPOs and the applicable chargeback rates for the relevant period;

(2)	applicable WAC and the agreed contract prices with the GPOs; and

(3)
the information of inventories remaining on hand at the wholesalers and distributors at the end of the period, actual chargeback reports received from our wholesalers and distributors as well as the chargebacks not yet billed (product shipped less the chargebacks already billed back) in the calculation and validation of our chargeback estimates and reserves.

Discounts (generally prompt payment discounts) are accrued at the end of every reporting period based on the gross sales made to the customers during the period and based on their terms of trade for a product. We generally review the terms of the contracts, specifically price and discount structures, payment terms in the contracts between the customer and us to estimate the discount accrual.
Allowances for Product Returns
Customers are typically permitted to return products within 30 days after shipment, if incorrectly shipped or not ordered, and within a window of time 6 months before and 12 months after the expiration of product dating, subject to certain restocking fees and preauthorization requirements, as applicable. Currently, our returns policy does not allow for replacement of product. The returned product is destroyed if it is damaged, quality is compromised or past its expiration date. Based on our returns policy, we refund the sales price to the customer as a credit and record the credit against receivables. In general, returned product is not resold. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and based on the extensive experience of our management with selling the similar oncology products. We record an allowance for future returns by debiting revenue, thereby reducing gross revenues and crediting a reserve for returns which is classified as accrued liabilities.
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
Off-Balance Sheet Arrangements
None.

Contractual and Commercial Obligations
The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of March 31, 2010:

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in 000’s)
Contractual Obligations (1)
Capital Lease Obligations (2)	$134	$50	$84	$—	$—
Operating Lease Obligations (3)	3,179	433	953	1,069	724
Purchase Obligations (4)	8,137	6,424	1,713	—	—
Contingent Milestone Obligations (5)	195,712	536	61,987	26,651	106,538

Total	$207,162	$7,443	$64,737	$27,720	$107,262

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

(4)
Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of March 31, 2010. Approximately 54% of the purchase obligations presented above consist of expenses associated with clinical trials and related costs for Apaziquone for the period ended March 31, 2010.

(5)
Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones. While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of March 31, 2010, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will significantly exceed the amount of the milestone obligation.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with Accounting Standards Codification, or ASC, No. 105, “Generally Accepted Accounting Principles” in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimation process requires assumptions to be made about future events and conditions, and is consequently inherently subjective and uncertain. Actual results could differ materially from our estimates. On an ongoing basis, we evaluate our estimates, including cash requirements, by assessing: planned research and development activities and general and administrative requirements; required clinical trial activity; market need for our drug candidates; and other major business assumptions.
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
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, and institutional money market funds, corporate debt and equity, municipal obligations, including market auction debt securities, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities. Investments that we intend to hold for more than one year are classified as long-term investments. All of our “available for sale securities” are classified as current assets based on our intent and ability to use any and all of these securities as necessary to satisfy our cash needs as they arise, by redeeming them at par with short notice and without a penalty. Investments with maturity dates over one year from March 31, 2010 are classified as held-to-maturity.

Revenue Recognition
We sell our products to wholesalers and distributors of oncology products and to the end user, directly or through GPOs (e.g., certain hospitals or hospital systems and clinics with whom we have entered into a direct purchase agreement). Our wholesalers and distributors purchase our products and sell the products directly to the end users, which include, but are not limited to, hospitals, clinics, medical facilities, managed care facilities and private oncology based practices, etc. Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to the customer, and the following additional criteria are met:
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
Provisions for estimated product returns, sales discounts, rebates and chargebacks are established as a reduction of gross product sales at the time such revenues are recognized. Thus, revenue is recorded, net of such estimated provisions. Our estimates for product returns are based our review of inventory in the channels and review of historical rates of actual returns.
Consistent with industry practice, our product return policy permits our customers to return products within 30 days after shipment, if incorrectly shipped or not ordered, and within a window of time 6 months before and 12 months after the expiration of product dating, subject to certain restocking fees and preauthorization requirements, as applicable. The returned product is destroyed if it is damaged, its quality is compromised or it is past its expiration date. Based on our returns policy, we refund the sales price to the customer as a credit and record the credit against receivables. In general, returned product is not resold. We generally reserve the right to decline granting a return and to decide on product destruction. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and other pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and the extensive experience of our management with selling the same and similar oncology products. We record an allowance for future returns by recording them as accrued obligations. Historical allowances for product returns have been within estimated amounts reserved or accrued.
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
Research and Development
Research and development expenses include salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. In certain instances we enter into agreements with third parties for research and development activities, where we may prepay fees for services at the initiation of the contract. We record such prepayment as a prepaid asset and charge research and development expense over the period of time the contracted research and development services are performed. In connection with the October 2008 co-development agreement, Allergan bears 65% of the development costs incurred for Apaziquone in NMIBC, commencing January 1, 2009. During the three-months ended March 31, 2010, approximately $2.7 million of development costs were reimbursed by Allergan, and credited against total related research and development expense.
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
We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. No impairment loss was recorded during the three months ended March 31, 2010.

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
Warrant Accounting
We account for registered common stock warrants pursuant to applicable accounting guidance contained in ASC 815 “Derivatives and Hedging — Contracts in Entity’s Own Equity”, on the understanding that in compliance with applicable securities laws, the registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Change in fair value of common stock warrant liability.”
New Accounting Pronouncements
See Note 2: “New Accounting Pronouncements” of our accompanying condensed consolidated financial statements for a description of recent accounting pronouncements that have a potentially significant impact on our financial reporting and our expectations of their impact on our results of operations and financial condition.
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
In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into safer and highly liquid instruments. Our investments, as of March 31, 2010, were primarily in money market accounts, certificates of deposit, short-term corporate bonds, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong and well capitalized and that our instruments are held in accounts segregated from the assets of the institutions. However, due to the continuing volatility in the financial and credit markets and the liquidity issues faced by most banking institutions, we are constantly monitoring the financial viability of these institutions and the safety and liquidity of our funds.
Because of our ability to generally redeem these investments at par at short notice, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2010, any decline in the fair value of our investments would not be material in the context of our financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, some of our obligations are incurred in Euros and Canadian dollars. We mitigate such risk by maintaining a limited portion of our cash in Euros, Canadian dollars and other currencies.
ITEM 4. Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Vice President of Finance (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, in light of the material weakness in internal control over financial reporting discussed below and in “Management’s annual report on internal control over financial reporting” included in our Annual Report on Form 10-K for the year ended December 31, 2009, our disclosure controls and procedures required improvement and were not effective as of March 31, 2010.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, we identified a material weakness over the accounting for and disclosure of derivatives associated with warrant instruments. This material weakness arose primarily because we lacked the technical accounting expertise and adequate internal procedures to develop and document our analysis on the applicability of ASC 815, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” to our warrant instruments. Because we lacked the requisite technical accounting expertise and adequate internal procedures to develop and document our analysis of the applicability of ASC 815, and such assessment was characterized as a material weakness with regard to accounting for warrants, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As of March 31, 2010, we continue to assess the aforementioned deficiency as a material weakness.
Ernst & Young, our independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting and, based on that audit, issued an adverse opinion on their report dated April 2, 2010.
Based on the matters discussed above, we began to develop and implement a remediation plan to address the identified material weakness as follows: enhanced access to accounting literature, research materials and documents; identification of third party professionals with whom to consult regarding complex accounting applications; and consideration of adding additional staff with the requisite experience and training to supplement our current accounting professionals. We anticipate completing our remediation plan during 2010.
Other than the material weakness in accounting for warrants discussed above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM IA. Risk Factors
There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year December 31, 2009 as filed with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 17, 2010, we issued 3,000 shares of our common stock to UroTherapies, LLC, for services rendered to us under a consulting agreement dated as of January 1, 2009, as amended. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration provided under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The foregoing transaction did not involve any public offering; we made no solicitation in connection with the issuance; we obtained representations from the party regarding its investment intent, experience and sophistication; the party either received or had access to adequate information about us in order to make an informed investment decision; and we reasonably believed that the party was “sophisticated” within the meaning of Section 4(2) of the Securities Act. No underwriting discounts or commissions were paid in conjunction with the issuance.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	License and Collaboration Agreement, dated February 2, 2010, by and between the Registrant and TopoTarget A/S. (Filed as Exhibit 10.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C Section 1350.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.
Date: May 10, 2010	By:	/s/ Shyam K. Kumaria
Shyam K. Kumaria,
Vice President, Finance (Authorized Signatory and Principal Financial and Accounting Officer)