Form 10-Q
period 2011-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2011-10-28
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2011, 57,407,424 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011
INDEX

Page
PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	30

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS	30

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 6. EXHIBITS	32

SIGNATURES	33

Exhibit 3.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Items 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$110,293	$53,557
Marketable securities	38,604	42,117
Accounts receivable, net of allowance for doubtful accounts of $430 and $339, respectively	47,766	21,051
Inventories, net	10,285	4,234
Prepaid expenses and other current assets	571	906

Total current assets	207,519	121,865
Investments	11,880	8,569
Property and equipment, net	2,821	3,158
Intangible assets, net	43,078	29,605
Other assets	576	434

TOTAL ASSETS	$265,874	$163,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$50,054	$38,704
Accrued compensation and related expenses	3,638	3,313
Deferred revenue	12,300	12,300
Common stock warrant liability	—	3,904
Accrued drug development costs	9,561	5,101

Total current liabilities	75,553	63,322
Capital lease obligations	17	40
Deferred revenue and other credits—less current portion	16,173	25,495
Zevalin related contingent obligations	298	298

Total liabilities	92,041	89,155
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B Junior participating preferred stock—1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock—$10,000 par value; 2,000 shares authorized; 20 and 26 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (aggregate liquidation value of $240)	123	160
Common stock, $0.001 par value—175,000,000 shares authorized; 57,403,724 and 51,459,284 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	57	51
Additional paid-in capital	446,804	384,757
Accumulated other comprehensive loss	(147)	(92)
Accumulated deficit	(270,164)	(310,400)
Less: Treasury stock at cost; 353,055 shares at September 30, 2011	(2,840)	—

Total stockholders’ equity	173,833	74,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$265,874	$163,631

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$47,949	$13,660	$130,759	$30,050
License and contract revenue	3,075	3,075	9,225	10,117

Total revenues	$51,024	$16,735	$139,984	$40,167

Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	8,845	3,789	23,555	10,626
Selling, general and administrative	15,811	11,411	47,261	36,075
Research and development	7,388	7,485	20,904	50,314
Amortization of purchased intangibles	930	930	2,790	2,790

Total operating costs and expenses	32,974	23,615	94,510	99,805

Income (loss) from operations	18,050	(6,880)	45,474	(59,638)
Change in fair value of common stock warrant liability	2,999	1,629	(3,488)	6,030
Other income (loss), net	(144)	578	550	245

Income (loss) before provision for income taxes	20,905	(4,673)	42,536	(53,363)
Provision for income taxes	(650)	79	(2,300)	79

Net income (loss)	$20,255	$(4,594)	$40,236	$(53,284)

Net income (loss) per share:
Basic	$.38	$(0.09)	$.77	$(1.08)

Diluted	$.34	$(0.09)	$.70	$(1.08)

Weighted average shares outstanding:
Basic	53,810,047	49,739,072	52,477,789	49,146,245

Diluted	59,469,863	49,739,072	57,326,069	49,146,245

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$40,236	$(53,284)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(9,225)	(10,117)
Depreciation and amortization	3,991	3,320
Stock-based compensation	15,216	6,267
Change in fair value of common stock warrant liability	3,488	(6,030)
Fair value of common stock issued in connection with asset acquisition	—	1,661
Provision for bad debt	189	—
Loss on disposal of assets	31	—
Changes in operating assets and liabilities:
Accounts receivable, net	(26,904)	(807)
Inventories, net	(6,051)	(565)
Prepaid expenses and other assets	316	(277)
Accounts payable and other accrued obligations	6,350	9,516
Accrued compensation and related expenses	325	(804)
Accrued drug development costs	4,460	406
Landlord contributions to tenant improvements	—	995
Deferred revenue and other credits	(97)	16,896

Net cash provided by (used in) operating activities	32,325	(32,823)

Cash Flows From Investing Activities:
Maturities of marketable securities	22,156	—
Purchases of marketable securities	(21,968)	(4,097)
Purchases of property and equipment	(380)	(1,396)
Purchases of available for sale securities	(164)	—

Net cash used in investing activities	(356)	(5,493)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	2,388	1,082
Proceeds from issuance of common stock from warrant exercises	24,808	—
Proceeds from contributions to ESPP	434	306
Payments to acquire treasury stock	(2,840)	—
Repayment of capital leases	(23)	(21)

Net cash provided by financing activities	24,767	1,367

Net increase (decrease) in cash and cash equivalents	56,736	(36,949)
Cash and cash equivalents—beginning of period	53,557	82,336

Cash and cash equivalents—end of period	$110,293	$45,387

Supplemental Disclosure of Cash Flow Information:
Conversion of preferred stock to common stock	$37	$—

Common stock issued for Targent milestones	$11,778	$—

Targent milestones included in intangible assets and accrued liabilities	$5,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business and Basis of Presentation
Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company with fully integrated commercial and drug development operations, with a primary focus in both hematology and oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We market two oncology drugs, ZEVALIN® and FUSILEV® and have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. Apaziquone is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, and is under strategic collaborations with Allergan, Inc., (“Allergan”), Nippon Kayaku Co. Ltd., (“Nippon Kayaku”), and Handok Pharmaceuticals Co. Ltd., (“Handok”). Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, (“PTCL”), under a strategic collaboration with TopoTarget A/S (“TopoTarget”).
Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2011 and the results of operations and cash flows for the related interim periods ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other periods.
The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.
Significant Accounting Policies
The accounting policies followed by us and other information are contained in the notes to our audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed on March 10, 2011. We have not changed our significant accounting policies as of September 30, 2011. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on March 10, 2011.

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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011, which will be our fiscal year 2012, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.
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

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. Under the milestone method contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our various licensing and collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory approval for drug candidates. As of September 30, 2011, our agreements with partners included potential future payments to us for development milestones totaling approximately $323.0 million, including potential milestone payments totaling $304.0 million and $19.0 million from our agreements with Allergan and Handok Pharmaceuticals, respectively. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time these licensing and collaboration agreements were entered into. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the three month period ended September 30, 2011. However, this policy election may result in revenue recognition patterns for future milestones that are materially different from those recognized for milestones received prior to adoption.
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
Variable Interest Entity
Our Canadian affiliate, Spectrum Pharma Canada, is owned 50% by us and was organized in Quebec, Canada in January 2008. We fund 100% of the expenditures and, as a result we are the party with the controlling financial interest. We are the primary beneficiary of Spectrum Pharma Canada, which is determined to be a variable interest entity. As a result of this characterization, it is consolidated in our financial statements as though it is a wholly-owned subsidiary. We have eliminated all intercompany balances and transactions among our consolidated entities from the consolidated financial statements.

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

		Weighted-
		Average
		Shares
		Outstanding	Earnings
(in thousands, except share and per share data)	Net Income	(Denominator)	Per Share
Three Months Ended September 30, 2011

Basic earnings per share:	$20,255	53,810,047	$0.38

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,548,411
Incremental shares assumed issued on exercise of in the money warrants		198,285
Unvested restrictive stock		281,535
Targent milestone which may be settled in cash or stock		591,585

Diluted earnings per share	$20,255	59,469,863	$0.34

Potentially dilutive securities not included above since they were antidilutive:

Antidilutive options		80,000

		Weighted-
		Average
		Shares
		Outstanding	Earnings
(in thousands, except share and per share data)	Net Income	(Denominator)	Per Share
Nine months Ended September 30, 2011

Basic earnings per share:	$40,236	52,477,789	$0.77

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		3,973,475
Incremental shares assumed issued on exercise of in the money warrants		174,652
Unvested restrictive stock		258,644
Targent milestone which may be settled in cash or stock		401,509

Diluted earnings per share	$40,236	57,326,069	$0.70

Potentially dilutive securities not included above since they were antidilutive:

Antidilutive options		365,500

2. Cash, Cash Equivalents and Marketable Securities
As of September 30, 2011, we held substantially all of our cash, cash equivalents and marketable securities at major financial institutions, which must invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. To a limited degree, the Federal Deposit Insurance Corporation and third party insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments and not investing in long-term maturity instruments.
Cash, cash equivalents and investments in marketable securities, including long term bank certificates of deposits, totaled $160.8 million and $104.2 million as of September 30, 2011 and December 31, 2010, respectively. Long term bank certificates of deposit include a $500,000 restricted certificate of deposit that collateralizes tenant improvement obligations to the lessor of our principal offices. The following is a summary of such investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated fair		Marketable Security
	Cost	Gains	Losses	Value	Cash	Current	Long Term
September 30, 2011

Cash and cash equivalents	$110,293	$—	$—	$110,293	$110,293	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	27,115	—	—	27,115	—	15,235	11,880
Money market currency funds	23,369	—	—	23,369	—	23,369	—
Other securities (included in other assets)	190	23	—	213	—	—	213

Total investments	$160,967	$23	$—	$160,990	$110,293	$38,604	$12,093

December 31, 2010

Cash and cash equivalents	$53,557	$—	$—	$53,557	$53,557	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	29,985	—	—	29,985	—	21,416	8,569
Money market currency funds	15,488	—	—	15,488	—	15,488	—
U.S. Government securities	2,909	—	—	2,909	—	2,909	—
Corporate debt securities	2,304	—	—	2,304	—	2,304	—
Other securities (included in other assets)	35	—	9	26	—	—	26

Total investments	$104,278	$—	$9	$104,269	$53,557	$42,117	$8,595

3. Fair Value Measurements
The carrying values of our cash and cash equivalents, marketable securities and other securities, carried at fair value as of September 30, 2011 are classified in the table below in one of the three categories of the fair value hierarchy described below:

	Fair Value Measurements
	($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
2011
Assets:
Cash and cash equivalents	$110,293	$—	$—	$110,293
Bank CDs	—	27,115	—	27,115
Money market currency funds	—	23,369	—	23,369

Cash and cash equivalents and marketable securities	110,293	50,484	—	160,777
Other securities	213	—	—	213

	$110,506	$50,484	$—	$160,990

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
In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the assessment of fair value. Cash equivalents consist of certificates of deposit and are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Marketable securities consist of certificates of deposit, US Treasury bills, US Treasury-backed securities and corporate deposits, which are stated at carrying value as it approximates fair value due to the short term maturities of these instruments.

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended September 30, 2011:

Fair Value
Measurements of
Common Stock
Warrants Using
Significant
Unobservable
Inputs (Level 3)
($ in ‘000’s)

Balance at December 31, 2010	$3,904

Adjustments resulting from change in value of warrants recognized in earnings	3,488
Adjustments resulting from exercise of warrants recognized in equity	(7,392)

Balance at September 30, 2011	$—

During the nine months ended September 30, 2011, the fair value of common stock warrants decreased approximately $3.9 million due to the exercise of 3,747,312 warrants on or before September 15, 2011, for a total aggregate exercise price of $24.8 million
We did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values.
4. Intangible Assets
Intangible assets consist of the following:

	September 30,	December 31,
	2011	2010
	($ in ‘000’s)

Zevalin intangibles	$41,900	$41,900
Fusilev intangibles	16,778	—

	58,678	41,900
Less: accumulated amortization	(15,600)	(12,295)

	$43,078	$29,605

During the three and nine months ended September 30, 2011, Zevalin intangible amortization of $1.3 million and $3.3 million, respectively, are included in amortization of purchased intangibles. In addition, during the three months ended September 30, 2011, $515,000 is included in cost of goods sold related to Fusilev Targent milestones.

5. Inventories
Inventories, net of allowances consisted of the following:

	September 30,	December 31,
	2011	2010
	($ in ‘000’s)

Raw materials	$1,320	$962
Work-in-process	2,253	—
Finished goods	6,712	3,272

	$10,285	$4,234

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors, and record reserves for obsolete and slow-moving inventories for amounts which we may not realize.
6. Accounts payable and accrued obligations
Accounts payable and other accrued obligations consisted of the following:

	September 30,	December 31,
	2011	2010
	($ in ‘000’s)

Trade payables	$9,475	$8,734
Allowance for rebates	9,754	14,474
Accrued product royalty	8,008	4,026
Accrued milestone	5,000	—
Allowance for returns	3,500	2,000
Accrued data and distribution fees	4,049	1,874
Allowance for chargebacks	560	350
Accrued income taxes	669	—
Other accrued obligations	9,039	7,246

	$50,054	$38,704

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
Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. As of September 30, 2011 and December 31, 2010, we maintained a valuation allowance against deferred tax assets that we concluded have not met the “more likely than not” threshold. The change in the valuation allowance was primarily due to a corresponding change in a deferred tax asset that we determined required a valuation allowance.

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
In October 2008, we signed an exclusive development and commercialization collaboration agreement with Allergan for apaziquone. Under the terms of the agreement, Allergan paid us an up-front non-refundable $41.5 million at closing and will make additional payments of up to $304 million based on the achievement of certain development, regulatory and commercialization milestones. In November 2009, we entered into a collaboration agreement with Handok Pharmaceuticals of Korea for the development and commercialization of apaziquone for the treatment of non-muscle invasive bladder cancer in North and South Korea. Under the terms of the Handok collaboration agreement, Handok paid us an up-front payment of $1.0 million and is required to pay potential milestone payments of approximately $19.0 million. The potential milestones will be based on the achievement of certain regulatory and commercialization milestones. In June 2011, we amended the agreement with Allergan to, among other things, revise the target indications of additional clinical trials, and extend certain milestone dates, and to modify certain payment obligations and expense allocation provisions.

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
In addition, in the event that aggregate net sales of Fusilev, as defined in the agreement, exceed $40 million and or $100 million during any calendar year, we are to pay to Targent $5 million in cash or the common stock equivalent thereof for each milestone. These milestone payments are in effect only with respect to the first calendar year in which aggregate net sales combined exceed such amount and not with respect to any subsequent calendar year in which aggregate net sales of the products combined exceed such amounts. In connection with the achievement of the first sales milestone of $40 million in May 2011 we issued 577,367 shares of common stock to certain of Targent’s stockholders, as directed by Targent. In September 2011, we achieved the second milestone of $100 million and have capitalized an additional $5 million for an aggregate with the first sales milestone of $10.0 million associated with these milestones as intangible assets. The second milestone payment may be paid in cash or in shares of common stock at the Company’s discretion within 45 days from September 30, 2011. In the event we determine to pay this milestone in stock, it will equate to 598,086 shares. These intangible assets are being amortized over the estimated useful life of 8.6 years. Included in cost of goods sold expense for the nine months ended September 30, 2011 is $515,000 related to the amortization of these milestones.
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
Employment Agreement
We have entered into an employment agreement with Dr. Rajesh C. Shrotriya, our President and Chief Executive Officer, which expires January 2, 2013. The employment agreement automatically renews for subsequent one-year calendar term unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the new term. The employment agreement requires Dr. Shrotriya to devote his full working time and effort to our business and affairs during the term of the agreement. The employment agreement provides for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

Litigation
We are involved with various legal matters arising in the ordinary course of our business. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows or financial condition.
9. Stockholder’s Equity
Treasury Stock
On June 13, 2011, our Board of Directors authorized the purchase of up to $25 million of our outstanding common stock through the end of 2012. During the three months ended September 30, 2011, we purchased 353,055 shares of our common stock for an aggregate purchase price of $2.8 million.
Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
Warrant Activity
We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by consultants. Our outstanding warrants expire on varying dates through June 2015. Below is a summary of warrant activity during the nine months ended September 30, 2011:

		Weighted
	Common Stock	Average
	Warrants	Exercise Price

Outstanding at December 31, 2010	4,192,312	$6.45
Issued	—	—
Exercised	(3,747,312)	6.62
Forfeited	—	—
Expired	—	—

Outstanding, at September 30, 2011	445,000	$5.04

Exercisable, at September 30, 2011	420,000	$5.11

Share-Based Compensation
We record share-based employee compensation expense for all equity-based programs, including stock options, restricted stock grants, management incentive plan, 401(k) plan matching and our employee stock purchase plan. Total expense recorded for the three and nine months periods ended September 30, is as shown below:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	($ in ‘000’s)
Research and development	$280	$253	$1,179	$2,111
Selling, general and administrative	4,056	1,803	14,037	4,156

Total share based compensation expense	$4,336	$2,056	$15,216	$6,267

Stock Options
During the three and nine month periods ended September 30, 2011, the Compensation Committee of our Board of Directors granted stock options at exercise prices equal to the closing price of our common stock on the trading day prior to the grant date. The weighted average grant date fair value of stock options granted during the nine months period ended September 30, 2011 and 2010 were estimated at approximately $4.58 and $2.53, respectively using the Black-Scholes option pricing model with the following assumptions:

	Nine-months ended September 30,
	2011	2010
Divided yield	0.00%	0.00%
Expected volatility	70.04%	70.80%
Risk free interest rate	0.96%	2.06%
Expected life (years)	4.93	5.00
Share based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied a forfeiture rate to unvested awards for the purpose of calculating the compensation cost. These estimates will be reversed in future periods if actual forfeitures differ from our estimates.
During the three and nine months ended September 30, 2011, our share-based charge in connection with the expensing of stock options was approximately $1.5 million and $7.0 million, respectively. During the three and nine months ended September 30, 2010, our share-based charge in connection with the expensing of stock options was approximately $1.7 million and $4.7 million, respectively.
As of September 30, 2011, there was approximately $14.0 million of unrecognized stock-based compensation cost related to stock options which we expect to recognize over a weighted average period of approximately 2.36 years.
Restricted Stock
The fair value of restricted stock awards is the grant date closing market price of our common stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.
During the three and nine month periods ended September 30, 2011, the share-based charge in connection with the expensing of restricted stock awards was approximately $260,000 and $1.4 million, respectively. During the three and nine month periods ended September 30, 2010, the share-based charge in connection with the expensing of restricted stock awards was approximately $121,000 and $879,000, respectively.
As of September 30, 2011, there was approximately $2.2 million of unrecognized share-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.27 years.
401(k) Plan Matching Contribution
During the three and nine month periods ended September 30, 2011, we issued 16,683 and 53,307 shares of common stock, respectively, as our match of approximately $145,000 and $432,000, respectively, on the 401(k) contributions of our employees. During the three and nine month periods ended September 30, 2010, we issued 33,584 and 108,263 shares of common stock as our match of approximately $134,000 and $463,000, respectively, on the 401(k) contributions of our employees.

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
As of September 30, 2011, Purchase Plan participant contributions of $132,818 are included in other accrued obligations in the accompanying condensed consolidated balance sheet. A total of 5,000,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of September 30, 2011, 302,232 shares have been issued under the Purchase Plan.
Common Stock Reserved for Future Issuances
As of September 30, 2011, approximately 11.3 million shares of our common stock, when fully vested, were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Conversion of Series E preferred shares	40,000
Exercise of stock options	10,788,934
Exercise of warrants	445,000

Total shares of common stock reserved for future issuances	11,273,934

10. Long-Term Retention and Management Incentive Plan
Effective April 22, 2011, our Board of Directors adopted a Long-Term Retention and Management Incentive Plan (the “Incentive Plan”) to provide equity and cash incentives for our principal executive officer, principal financial officer and certain other named executive officers. The Incentive Plan rewards long-term corporate performance, with a goal of helping to align the total compensation of the participants with the interests of our stockholders. The Incentive Plan provides that, upon the occurrence of certain events, defined as a $750 million (the “Initial Capitalization Target”) and/or $1 billion market capitalization target (the “Subsequent Capitalization Target”), each participant will be entitled to receive stock awards under our 2009 Incentive Award Plan, as amended, and cash awards upon a change in control. The Incentive Plan will terminate on April 22, 2016, the fifth anniversary of its effective date. The number of shares available for issuance under the Incentive Plan will not exceed 1,039,500 shares.

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
The fair value of these equity awards was determined to be approximately $8.1 million and will be amortized over the respective Service Life. Included in selling, general and administrative expense was $2.5 million and $5.5 million, respectively, of compensation expense for the three and nine months ended September 30, 2011.
11. Deferred Compensation Plan
On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “Plan”). The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The Plan will be administered by the Compensation Committee of the board of directors, or a designee or designees of the Compensation Committee. The Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including management, as selected by the Plan administrator (the “Participants”). Under the Plan, we will provide the Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Plan administrator, and we have the option to make discretionary contributions. At September 30, 2011, deferrals and contributions totaling $95,236 are included in other accrued obligations in the accompanying condensed consolidated balance sheet.

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
You should read the following discussion of our financial condition and results of our operations in conjunction with the condensed consolidated financial statements and the notes to those financial statements included in Item 1 of Part I of this quarterly report and our audited consolidated financial statements and related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Business Outlook
We are a biotechnology company with fully integrated commercial and drug development operations with a primary focus in both hematology and oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We market two oncology drugs, ZEVALIN® and FUSILEV® and have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. Apaziquone is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, under strategic collaborations with Allergan, Inc., (“Allergan”), Nippon Kayaku Co. Ltd., (“Nippon Kayaku”), and Handok Pharmaceuticals Co. Ltd., (“Handok”). Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, or PTCL, under a strategic collaboration with TopoTarget A/S “TopoTarget”.

The following is an update of our business strategy for 2011, as described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.
•
Maximizing the growth potential of our marketed drugs, Zevalin and Fusilev. Our near-term outlook largely depends on sales and marketing successes for our two marketed drugs. For Zevalin, we stabilized sales in 2009, increased sales in 2010 and continue to work on growing the Zevalin brand. For Fusilev, which we launched in August 2008, we were able to benefit from broad utilization in community clinics and hospitals and recognized a dramatic increase in sales beginning in the second half of 2010 due to a shortage of generic leucovorin. While generic leucovorin supplies and utilization have been negatively impacted by this shortage, we cannot predict how long the shortage may continue or the extent the shortage may ultimately have on Fusilev utilization. Our focus had previously been to obtain approval for Fusilev in advanced metastatic colorectal cancer, which we received on April 29, 2011. We are now actively engaged in marketing Fusilev for use in advanced metastatic colorectal cancer and have engaged a focused commercial sales organization to work with our commercial group to support efforts to grow Fusilev sales.

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

We have assembled a drug development infrastructure that is comprised of highly experienced and motivated MDs, PhDs, clinical research associates and a complement of other support personnel to rapidly develop these drugs. During 2009, this team achieved our goal of completing enrollment in the two Phase 3 apaziquone trials (with more than 1,600 patients enrolled), expect to finish evaluation of the last patient in 2011 and file a NDA in 2012. We expect to continue to maximize the value of apaziquone through further developmental efforts and additional trials.
With regard to our anti-cancer drug belinostat, a novel HDAC inhibitor, we have to date opened more than 100 sites. We completed enrollment in September 2011, and expect to file a NDA in 2012. Belinostat has received “Fast Track” designation from FDA, which means, if the FDA agrees, we can start filing a rolling new-drug application even before the clinical package is ready, beginning with the filing of pre-clinical data and Chemistry Manufacturing and Control.
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

Financial Condition
Liquidity and Capital Resources
Our cumulative losses, since inception in 1987 through September 30, 2011, are approximately $270.2 million. We may incur additional losses for at least the next few years, as we implement our growth strategy of commercializing marketed drugs, while continuing to develop our portfolio of late-stage drug products. Our long-term strategy is to generate profits from the sale and licensing of our drug products. Accordingly, in the next several years, we expect to supplement our cash position with sales of Zevalin and Fusilev and generate licensing revenue from out-licensing our other drug products.
We believe that the approximately $160.8 million in cash, cash equivalents and investments, which includes long term marketable securities, we had available on September 30, 2011 will allow us to fund our current planned operations for at least the next twelve to eighteen months. However, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or license of drugs. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well.

Zevalin sales growth is largely dependent on the adoption of Zevalin for use as part of first-line therapy for follicular non-Hodgkins’s lymphoma, or NHL and continued use in its initial indication. As discussed earlier, during 2010 and through September 30, 2011, our sales of Fusilev grew considerably over prior years because of a shortage of generic leucovorin. We are unable to predict how long this current shortage may last. On April 29, 2011 we received approval from the U.S. Food and Drug Administration (FDA) for the use of FUSILEV® (levoleucovorin) in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. This new, expanded indication supplements the original 2008 FDA approval of FUSILEV. This approval now allows us to actively market Fusilev for use in the treatment of colorectal cancer.
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
Our expenditures for research and development consist of direct product specific costs, including, but not limited to, upfront license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related costs, and non-product specific, or indirect, costs. During the nine-month period ended September 30, 2011, our total research and development expenditure, including indirect expenditures, was approximately $20.9 million (net of $5.8 million received from Allergan).
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
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $32.3 million for the nine months ended September 30, 2011. The principal components of such cash provided by operations was net income in the period of $40.2 million plus net non-cash credits of $13.7 million, offset primarily by a $26.9 million increase in accounts receivable as a result of increased product sales.

Net Cash Used in Investing Activities
Net cash used in investing activities was $356,000 during the nine months ended September 30, 2011, which was primarily due to acquisitions of property and equipment of $380,000 and purchases of available for sale securities of $164,000.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $24.8 million for the nine months ended September 30, 2011, primarily relates to $24.8 million in proceeds from the issuance of common stock as a result of the exercise of approximately 3.7 million warrants and $2.8 million related to the exercise of stock options and purchases of shares under our Employee Stock Purchase Plan. These proceeds were partially offset by a payment of $2.8 million to repurchase stock under our stock repurchase program.
Results of Operations
Three months ended September 30, 2011 and 2010
Revenues. Revenues increased $34.3 million, or 205%, to $51.0 million in the three months ended September 30, 2011 from $16.7 million in the three months ended September 30, 2010. We recognized $47.9 million from product sales, of which $41.0 million related to sales of FUSILEV and $6.9 million related to sales of ZEVALIN (each net of estimates for promotional, price and other adjustments, including adjustment of the allowance for product returns). Product revenues recorded in the three months ended September 30, 2010 were $13.7 million, of which $6.0 million related to sales of FUSILEV and $7.7 million related to sales of ZEVALIN. Revenues from the sales of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin. Sales of FUSILEV grew significantly in the third and fourth quarter of 2010 and have continued through September 2011. We are unable to determine how long the current disruption in supplies of generic leucovorin will last. During each of the three months ended September 30, 2011 and 2010, we also recognized $3.1 million of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, and a $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010.
Cost of Product Sales. Cost of product sales increased $5.1 million to $8.8 million in the three months ended September 30, 2011 from $3.8 million in the three months ended September 30, 2010. The increase in total cost of product sales relates to an increase in product revenues, start up costs incurred for new suppliers and an increase of $344,000 for the amortization of certain milestones.
Selling, General and Administrative. Selling, general and administrative expenses increased $4.4 million, or 39%, to $15.8 million, in the three months ended September 30, 2011 from $11.4 million in the three months ended September 30, 2010. The increase is primarily due to an increase of approximately $2.3 million in stock compensation expense relating to the long-term retention and management incentive plan adopted during the second quarter of 2011 and a $1.5 million increase in compensation and associated benefits attributable to the expansion of our sales force. We expect that expenses associated with sales and marketing activities will increase as we invest in additional commercial resources to increase market expansion of FUSILEV for its recently approved indication in colorectal cancer.
Research and Development. Research and development expenses decreased $97,000, or 1%, to $7.4 million, in the three months ended September 30, 2011 from $7.5 million in the three months ended September 30, 2010. The decrease is primarily due to a one-time charge of $1.7 million for an asset acquisition of in process research and development in July 2010 which was partially offset by an increase in on-going clinical trial expense incurred in 2011. We expect research and development expenses to range between approximately $25 and $30 million for the year ending December 31, 2011, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $930,000 for each of the three months ended September 30, 2011 and 2010 due to the amortization of intangibles from the acquisition of ZEVALIN.
Change in Fair Value of Common Stock Warrant Liability. We recorded income of $3.0 million for the change in the fair value of the warrant obligations during the three month period ended September 30, 2011 compared to income of $1.6 million in the same period of 2010. The change in fair value of the common stock warrant liability was due to the exercise of approximately 3.7 million of the then outstanding warrants.
Other Net Income (loss). The principal components of other net income (loss) of $(144,000) and $578,000 during the three month periods ended September 30, 2011 and 2010, respectively, consisted of currency gains and losses and net interest income. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.
Provision for Income Taxes. We recorded a provision for income taxes of $650,000 during the three months ended September 30, 2011 as compared to a $79,000 refund in 2010.
Nine months ended September 30, 2011 and 2010
Revenues. Revenues increased $99.8 million, or 249%, to $140.0 million in the nine months ended September 30, 2011 from $40.2 million in the nine months ended September 30, 2010. We recognized $130.8 million from product sales, of which $109.6 million related to sales of FUSILEV and $21.2 million related to sales of ZEVALIN (each net of estimates for promotional, price and other adjustments, including adjustment of the allowance for product returns). Product revenues recorded in the nine months ended September 30, 2010 were $30.1 million, of which $9.0 million related to sales of FUSILEV and $21.1 million related to sales of ZEVALIN. Revenues from the sales of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin. Sales of FUSILEV grew significantly in the third and fourth quarter of 2010 which have continued through September 2011. We are unable to determine how long the current disruption in supplies of generic leucovorin will last. During the nine months ended September 30, 2011 and 2010, we also recognized $9.2 million and $10.1 million, respectively, of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, and a $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010.
Cost of Product Sales. Cost of product sales increased $12.9 million to $23.6 million in the nine months ended September 30, 2011 from $10.6 million in the nine months ended September 30, 2010. The increase in total cost of product sales relates to an increase in product revenues, start up costs incurred for new suppliers and an increase of $515,000 for the amortization of certain milestones.
Selling, General and Administrative. Selling, general and administrative expenses increased $11.2 million, or 31%, to $47.3 million, in the nine months ended September 30, 2011 from $36.1 million in the nine months ended September 30, 2010. The increase is due primarily to an increase of $9.9 million in stock compensation expense, of which $5.5 million relates to the long-term retention and management incentive plan and a $1.4 million increase in compensation and associated benefits attributable to expansion of our sales force.
Research and Development. Research and development expenses decreased $29.4 million, or 59%, to $20.9 million, in the nine months ended September 30, 2011 from $50.3 million in the nine months ended September 30, 2010. The decrease is primarily due to the $30.0 million upfront payment for the licensing of belinostat incurred in the first quarter of 2010, and a one-time charge of $1.7 million for an asset acquisition of in process research and development in July 2010 which was partially offset by an increase in on-going clinical trial expense incurred in 2011.
Amortization of Purchased Intangibles. We incurred a non-cash charge of $2.8 million for each of the nine months ended September 30, 2011 and 2010 due to the amortization of intangibles from the acquisition of ZEVALIN.

Change in Fair Value of Common Stock Warrant Liability. We recorded an expense of $3.5 million for the change in the fair value of the warrant obligations during the nine month period ended September 30, 2011 compared to income of $6.0 million in the same period of 2010. The change in fair value of the common stock warrant liability was due to the exercise of approximately 3.7 million of the outstanding warrants.
Other Net Income. The principal components of other net income of $550,000 and $245,000 during the nine months ended September 30, 2011 and 2010, respectively, consisted of currency gains and losses and net interest income. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.
Provision for Income Taxes. We recorded a provision for income taxes of $2.3 million during the nine months ended September 30, 2011 as compared to a $79,000 refund in 2010.
Nature of Each Accrual That Reduces Gross Revenue to Net Revenue
Provisions for product returns, sales discounts and rebates and estimates for chargebacks are established as a reduction of product sales revenue at the time revenues are recognized. We consider various factors in determining such provisions, which are described in detail below. Such estimated amounts are deducted from our gross sales to determine our net revenues. Provisions for bad and doubtful accounts are deducted from gross receivables to determine net receivables. Provisions for chargebacks, returns, rebates and discounts are classified as part of our accrued obligations. Our estimates are based on available quantitative data and are supplemented by management’s judgement with respect to many factors, including, but not limited to, current market conditions, changes in contract terms, changes in sales trends, regulations and product pricing. Qualitatively, management’s judgement is applied to these items to modify, if appropriate, the estimated liability amounts. Additionally, there is a significant time lag between the date we determine the estimated liability and when we actually pay the liability. Changes in our estimates, if any, are recorded in the statement of operations in the period the change is determined. If we materially over or under estimate the amount, there could be a material impact on our condensed consolidated financial statements.
For the nine months ended September 30, 2011 and 2010, the following is a roll forward of the provisions for return, discounts and rebates and chargebacks allowances and estimated doubtful account allowances.

	Chargebacks			Data and
	and			Distribution	Doubtful
	Discounts	Rebates	Returns	Fees	accounts	Total
	($ in ‘000’s)
Period ended September 30, 2011:
Balances at beginning of the period	$675	$14,474	$2,000	$1,874	$339	$19,362
Add provisions:	5,343	14,068	1,594	5,518	91	26,614
Less: Credits or actual allowances:	(4,474)	(18,788)	(94)	(3,343)	—	(26,699)

Balances at the close of the period	$1,544	$9,754	$3,500	$4,049	$430	$19,277

Period ended September 30, 2010:
Balances at beginning of period	$860	$388	$1,176	$213	$150	$2,787
Add provisions:	693	4,205	2,372	794	533	8,597
Less: Credits or actual allowances:	(467)	(255)	(2,292)	(640)	(138)	(3,792)

Balances at the close of the period	$1,086	$4,338	$1,256	$367	$545	$7,592

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
During the nine months ended September 30, 2011, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

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

In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of September 30, 2011 and 2010, were primarily in money market accounts, short-term corporate bonds, certificates of deposit, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong and well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by many banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds are being constantly monitored. Because of our ability to generally redeem these investments at par on short notice and without penalty, we believe that changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2011 or 2010, any decline in the fair value of our investments would not be material in the context of our consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments and investing in highly rated securities.
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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this quarterly report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue from Fusilev sales may not be sustainable and our customer concentration is significant.
Most of the Fusilev revenue the Company recorded in the past resulted from the leucovorin drug shortage, the depth of which we cannot predict. Even with approval for advanced metastatic colorectal cancer achieved in 2011, there is no certainty that Fusilev will be adopted by the medical community nor is there assurance that sales will be sustainable. Our customer concentration of Fusilev is high. Sales to Customer A for the years ended December 31, 2010, 2009 and 2008 were 45.7%, 27.1%, and 35.7% respectively, of our total consolidated gross product sales. If our relationship with our top distributors is impaired our sales of Fusilev would be negatively impacted.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases by us of our common stock, for each of the three monthly periods included in the interim quarter ended September 30, 2011.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Maximum Number of
			Purchased as	Shares (or
			Part	Approximate Dollar
	Total Number	Average	of Publicly	Value) that May Yet
	of	Price	Announced	Be Purchased Under
	Shares	Paid Per	Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
July 1, 2011 – July 31, 2011	—	$—	—	$25,000
August 1, 2011 – August 31, 2011	—	$—	—	$25,000
September 1, 2011 – September 31, 2011	353,055	$8.05	353,055	$22,200

Total	353,055	$8.05	353,055	$22,200

(1)
On June 15, 2011, we announced that our board of directors had authorized the repurchase and retirement of up to $25 million of our common stock in open market transactions, including block purchases, through 10b5-1 plans or in privately negotiated transactions, each in accordance with applicable Securities and Exchange Commission rules, when opportunities became available to purchase shares at prices believed to be attractive. The term for the repurchase program expires on December 31, 2012, however, we may suspend or terminate it at any time.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

3.3	*	Certificate of Amendment to Certificate of Incorporation.

10.38	*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.1	+	XBRL Instance Document.

101.2	+	XBRL Taxonomy Extension Schema Document.

101.3	+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	+	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	+	XBRL Taxonomy Extension Label Linkbase Document.

101.6	+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

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

SPECTRUM PHARMACEUTICALS, INC.

Date: October 27, 2011	By:	/s/ Brett L. Scott Brett L. Scott
Senior Vice President, Acting Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.3	*	Certificate of Amendment to Certificate of Incorporation.

10.38	*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.1	+	XBRL Instance Document.

101.2	+	XBRL Taxonomy Extension Schema Document.

101.3	+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.4	+	XBRL Taxonomy Extension Definition Linkbase Document.

101.5	+	XBRL Taxonomy Extension Label Linkbase Document.

101.6	+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

+
The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.