Form 10-K
period 2011-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2012-03-02
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(702) 835-6300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC
Rights to Purchase Series B Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $476,678,158 based on the closing sale price of such common equity on such date.

As of February 16, 2012 there were 59,271,035 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders, to be filed on or before April 30, 2012, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Spectrum Pharmaceuticals, Inc.®, FUSILEV®, ZEVALIN® and RenaZorb® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Redefining Cancer CareTM, Turning Insights Into HopeTM, RIT Oncology, LLCTM, RITTM, RRZTM, and our logos are trademarks owned by Spectrum Pharmaceuticals, Inc. and its subsidiaries. EOquin® is a registered trademark of Allergan, Inc. All other trademarks and trade names are the property of their respective owners.

PART I

Item 1. Business

Overview

We are a biotechnology company with fully integrated commercial and drug development operations with a primary focus in hematology and oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In the United States, or the U.S., we market two oncology drugs, ZEVALIN® and FUSILEV® and have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. In January 2012 we entered into an agreement to acquire licensing rights to market ZEVALIN outside of the U.S. ZEVALIN is currently approved for sale in more than 40 countries.

We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical affairs, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. Apaziquone is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, under strategic collaborations with Allergan, Inc., or Allergan, Nippon Kayaku Co. Ltd., or Nippon Kayaku, and Handok Pharmaceuticals Co. Ltd., or Handok. Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, or PTCL, under a strategic collaboration with TopoTarget A/S, or TopoTarget.

Our business strategy is comprised of the following initiatives:

•

Maximizing the growth potential of our marketed drugs, ZEVALIN and FUSILEV. Our near-term outlook largely depends on sales and marketing successes for our two marketed drugs. For ZEVALIN, we stabilized sales in 2009 after several years of declining sales and continue to work on growing the ZEVALIN brand, expand usage in Non-Hodgkins Lymphoma and expand indications through additional trials. We intend to increase our sales and marketing activities related to ZEVALIN as evidenced by the January 2012 agreement to acquire licensing rights to market ZEVALIN outside of the U.S. For FUSILEV, we are working to expand usage in colorectal cancer. We have initiated and continue to build appropriate infrastructure and additional initiatives to facilitate broad customer reach and to address other market requirements, as appropriate. We have formed a dedicated commercial organization comprised of highly experienced and motivated sales representatives, account managers, and a complement of other support marketing personnel to manage the sales and marketing of these drugs. In addition our scientific department supports field activities through various M.D.s, Ph.D.s and other medical science liaison personnel.

For FUSILEV, which we launched in August 2008, we were able to benefit from broad utilization in community clinics and hospitals and recognized a dramatic increase in sales beginning in the second half of 2010 due to a shortage of generic leucovorin. There has been a history of recurring and unreliable supply of generic leucovorin. In April 2011, we received two FDA approvals for FUSILEV. The first FDA approval was for the use of FUSILEV in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. The second FDA approval was for a “Ready-To-Use,” or RTU, formulation of FUSILEV. We are now actively engaged in marketing FUSILEV for use in advanced metastatic colorectal cancer and have engaged a focused commercial sales organization to work with our commercial group to support efforts to grow FUSILEV sales.

•

Optimizing our development portfolio and maximizing the asset values of its components. While over the recent few years, we have evolved from a development-stage to a commercial-stage pharmaceutical company, we have maintained a highly focused development portfolio. Our strategy with regard to our development portfolio is to focus on late-stage drugs and to develop them safely and expeditiously to the point of regulatory approval. We plan to develop some of these drugs ourselves or with our subsidiaries and affiliates, or secure collaborations with third parties such that we are able to suitably monetize these assets.

We have assembled a drug development infrastructure that is comprised of highly experienced and motivated M.D.s, Ph.D.s, clinical research associates and a complement of other support personnel to develop these drugs. During 2009, we achieved our goal of completing enrollment in the two Phase 3 apaziquone trials (with more than 1,600 patients enrolled) and finished the evaluation of the last patient in December 2011. We expect to file an NDA for apaziquone in 2012. We continue to work to maximize the value of apaziquone through further developmental efforts and additional trials.

With regard to our anti-cancer drug belinostat, a novel HDAC inhibitor, we have to date opened more than 100 clinical sites. We completed enrollment in September 2011, and expect to file an NDA in 2012. Belinostat has received “Fast Track” designation from the U. S. Food and Drug Administration, or the FDA, which means, if the FDA agrees, we can start filing a rolling new-drug application even before the clinical package is ready, beginning with the filing of pre-clinical data and Chemistry Manufacturing and Control.

We have several other exciting compounds in earlier stages of development in our portfolio. Based upon a criteria-based portfolio review, we are in the process of streamlining our pipeline drugs, allowing for greater focus and integration of our development and commercial goals.

•

Expanding our pipeline of development stage and commercial drugs through business development activities. It is our goal to identify new strategic opportunities that will create strong synergies with our currently marketed drugs and identify and pursue partnerships for out-licensing certain of our drugs in development. To this end, we will continue to explore strategic collaborations as these relate to drugs that are either in clinical trials or are currently on the market. We believe that such opportunistic collaborations will provide synergies with respect to how we deploy our internal resources. In this regard, we intend to identify and secure drugs that have significant growth potential either through enhanced marketing and sales efforts or through pursuit of additional clinical development. In January 2011, we entered into an agreement with Viropro, Inc. for the development of a biosimilar version of the monoclonal antibody drug rituximab. Biosimilars, or follow-on biologics, are terms used to describe officially-approved subsequent versions of innovator biopharmaceutical products made by a different sponsor following patent and exclusivity expiry. Under the agreement, we paid a nominal upfront payment and are required to make additional payments based on certain development, regulatory and sales milestones should we elect to continue development efforts. In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company for SPI-2012 (formerly known as “LAPS-GCSF”), a drug for the treatment of chemotherapy induced neutropenia. We believe our in-licensing of belinostat, a novel histone deacetylase, or HDAC, inhibitor, is also demonstrative of such business development efforts outlined above.

•

Managing our financial resources effectively. We remain committed to fiscal discipline, a policy which has allowed us to become well capitalized among our peers, despite a very challenging capital markets environment beginning in 2009 and continuing through 2011. This policy includes the pursuit of non-dilutive funding options, prudent expense management, and the achievement of critical synergies within our operations in order to maintain a reasonable burn rate. Even with the continued build-up in operational infrastructure to facilitate the marketing of our two commercial drugs, we intend to be fiscally prudent in any expansion we undertake.

In terms of revenue generation, we rely on sales from currently marketed drugs and intend to pursue out-licensing of select pipeline drugs in select territories, as discussed above. When appropriate, we may pursue other sources of financing, including non-dilutive financing alternatives. While we are currently focused on advancing our key drug development programs, we anticipate that we will make regular determinations as to which other programs, if any, to pursue and how much funding to direct to each program on an ongoing basis, based on clinical success and commercial potential, including termination of our existing development programs, especially if we do not expect value being realized from continued development.

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

Recent Developments

In 2011 and early 2012, we have continued to execute on our business strategy described above. We discuss below the key developments during that period.

In January 2011, we entered into an agreement with Viropro, Inc. for the development of a biosimilar version of the monoclonal antibody drug rituximab.

In April of 2011, we received two FDA approvals for FUSILEV. The first FDA approval was for the use of FUSILEV in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. The second FDA approval was for an RTU formulation of FUSILEV. We recorded approximately $181 million in product sales for the year 2011 as compared to $61 million in 2010 of which FUSILEV sales were $153 million as compared to $32 million in 2010.

In November 2011, we received approval from the FDA to remove the pre-treatment biodistribution evaluation requirement, commonly referred to as the bioscan from the ZEVALIN administration procedures.

In December 2011, at the Annual Meeting of the American Society of Hematology in San Diego, California, a total of 19 scientific papers on ZEVALIN were presented. Of these, 5 papers were selected by the program committee of ASH for oral presentation. Encouraging data were seen in diverse patient groups, including those with newly diagnosed follicular lymphoma, relapsed/refractory follicular lymphoma, marginal zone lymphoma and patients who have received autologous or allogeneic transplantation. One oral presentation was recognized with special distinction as having the potential impact of changing the standard of care from current therapeutic approaches. Additionally, there were four abstracts related to using ZEVALIN for consolidation after response to chemotherapy. All studies presented at this meeting were investigator-sponsored studies.

In January 2012, we entered into an agreement to acquire licensing rights to market ZEVALIN, outside of the U.S., from Bayer Pharma AG. ZEVALIN is currently approved for sale in more than 40 countries for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. Under the agreement, Spectrum will have marketing rights, patents, and access to existing inventory of ZEVALIN from Bayer. Spectrum intends to utilize a combination of company resources and partnerships to support the product outside the U.S.

In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company for SPI-2012 (formerly known as “LAPS-GCSF”), a drug for the treatment of chemotherapy induced neutropenia based on Hanmi's proprietary LAPSCOVERY™ Technology. We expect to initiate Phase 2 trials in collaboration with Hanmi in 2012. If SPI-2012 is ultimately commercialized, we will have worldwide rights except for Korea, China and Japan.

We expect to receive top-line data in 2012 from two Phase 3 pivotal clinical trials for apaziquone. The two trials enrolled more than 1,600 patients with non-muscle invasive bladder cancer.

Through the above-referenced agreements and our continued efforts, we strive to continue to build a global pharmaceutical organization in 2012. For two of our non-U.S. business entities, Spectrum Pharma Canada, Inc., a Canadian affiliate headquartered in the Province of Quebec, Canada, and OncoRx Pharma Private Ltd., a wholly-owned Indian subsidiary headquartered in Mumbai, India, we continue to grow and establish these entities in an effort to facilitate the opening of clinical trials sites in these countries to advance the clinical development of our products at a reduced cost.

Product Portfolio

We have a product portfolio consisting of both commercial stage and development stage products. While we are committed to growing the sales of our marketed products, we strive to maintain a robust pipeline of products under development to bring to market.

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

Overview of Cancer

According to the American Cancer Society’s publication Cancer Facts & Figures 2011, cancer is the second leading cause of death in the U.S., accounting for approximately 25% of all deaths. In the U.S., approximately 1.6 million new cancer cases were expected to be diagnosed in 2011 and over 572,000 persons were expected to die from the disease in 2011. Accordingly, there is significant demand for improved and novel cancer treatments.

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

Cancer cells may develop because of damage to DNA. Most of the time, when DNA becomes damaged, the body is able to repair it. In cancer cells, the damaged DNA is not repaired. People can inherit damaged DNA, which accounts for inherited cancers. More often, however, a person’s DNA becomes damaged by exposure to something in the environment, such as smoking or a virus.

Cancer usually forms as a tumor. Some cancers, like leukemia, do not form tumors. Instead, these cancer cells involve the blood and blood-forming organs and circulate through other tissues where they may grow. Often, cancer cells travel to other parts of the body where they begin to grow and replace normal tissue. This process is called metastasis. Regardless of where a cancer may spread, however, it is always named for the place it began. For instance, breast cancer that spreads to the liver is still called breast cancer, not liver cancer.

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

Development of Our Drug Products

ZEVALIN ([90Y]-ibritumomab tiuxetan): In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S., as the result of a transaction with Cell Therapeutics, Inc., or CTI as further described below. In January 2012, we entered into an agreement with Bayer Pharma AG to acquire licensing rights to market ZEVALIN outside of the U.S.

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

ZEVALIN was approved by the FDA in February of 2002 for the treatment of follicular non-Hodgkin’s lymphoma, or NHL. ZEVALIN was approved as part of a ZEVALIN therapeutic regimen for treatment of relapsed or refractory, low-grade or follicular B-cell NHL, including patients with rituximab-refractory follicular NHL. For reference, the term “refractory” refers to lymphoma that does not respond to a particular therapy. The term “relapsed” refers to lymphoma that returns after initially responding to therapy. The terms “low-grade” and “follicular” refer to types of lymphoma cells as determined by laboratory and microscopy tests, which have an indolent (slow growing) clinical course. Rituximab is a monoclonal antibody that specifically recognizes a particular part of a B-cell also called the CD 20 antigen, and is used as monotherapy or in combination with other agents for the treatment of B-cell NHL.

NHL is caused by the abnormal proliferation of white blood cells and normally spreads through the lymphatic system, a system of vessels that drains fluid from the body. There are many different types of NHL which can be divided into aggressive NHL, a rapidly spreading acute form of the disease, and indolent NHL, which progresses more slowly, and can be classified as either B-cell or T-cell NHL. According to the National Cancer Institute’s SEER database there were nearly 400,000 people in the U.S. with NHL in 2004. The American Cancer Society estimated that in the U. S. 66,360 people were expected to be newly diagnosed with NHL in 2011. Additionally, approximately 19,320 were expected to die from this disease in 2011.

In December 2008, the FDA accepted for filing and review, and granted priority review status for RIT Oncology, LLC’s or RIT’s, supplemental biologics license application, or sBLA for the use of ZEVALIN as first-line therapy for patients with a previously untreated follicular NHL who achieve a partial or complete response of first-line chemotherapy.

The sBLA was based upon data from the multinational, randomized Phase 3 First-line Indolent Trial, or FIT, which evaluated the efficacy and safety of a single infusion of ZEVALIN in 414 patients with CD20-positive follicular NHL who had achieved a partial response or a complete response after receiving one of the standard first-line chemotherapy regimens. The FIT trial demonstrated that when used as a first-line consolidation therapy for patients with follicular NHL, ZEVALIN significantly improved the median progression-free survival time from 18 months (control arm) to 38 months (ZEVALIN arm) (p<0.0001).

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

Additionally, in November 2009, the Centers for Medicaid & Medicare Services or the CMS decided that ZEVALIN should be reimbursed under an Average Sales Price, or ASP, methodology in the Hospital Outpatient Prospective Payment System, or HOPPS, and issued a corresponding proposed rule, which went into effect on January 1, 2010. The ASP methodology is widely used for injectable chemotherapy drugs and creates a consistent reimbursement standard in the hospital setting.

In December 2011 at the Annual Meeting of the American Society of Hematology, or the ASH, in San Diego, California, a total of 19 scientific papers on ZEVALIN were presented. Of these, 5 papers were selected by the program committee of ASH for oral presentations. Encouraging data were seen in diverse patient groups, including those with newly diagnosed follicular lymphoma, relapsed/refractory follicular lymphoma, marginal zone lymphoma and patients who have received autologous or allogeneic transplantation. One oral presentation was selected for a special recognition as having the potential to change the standard of care for these patients. Additionally, there were four abstracts related to using ZEVALIN for consolidation after response to chemotherapy. All studies presented at this meeting were investigator-sponsored studies.

The following describes the principal commercial terms relating to ZEVALIN licensing and development:

•

On December 15, 2008, we closed a transaction to form a 50/50 owned joint venture in an entity called RIT Oncology, LLC or RIT, with CTI. CTI previously acquired the U.S. rights to develop, market and sell ZEVALIN from Biogen Idec, Inc., or Biogen on December 21, 2007.

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

•

an amendment to the original asset purchase agreement between CTI and Biogen, referred to as the CTI/Biogen Agreement, modifying future milestone payments, to provide that (i) concurrently with the execution of the amendment CTI was required to pay Biogen $0.2 million (which was reimbursed to CTI by RIT from the initial capital contributions made by CTI and us), (ii) upon the December 2008 closing of the joint venture transaction, CTI was required to pay Biogen an additional $2.0 million (which was paid by RIT as successor to CTI under the amendment), (iii) upon the achievement of the specified FDA approval milestone, RIT (as successor to CTI) was required to pay Biogen an additional amount of $5.5 million if the milestone event occurred in 2009 (provided that RIT may elect to defer any such payment until January 1, 2010, but upon such election the required payment will increase to $6.0 million), $7.0 million if the milestone event occurs in 2010, $9.0 million if the milestone event occurs in 2011, or $10.0 million if the milestone event occurs in 2012 or later. As disclosed above, in 2009 we received FDA approval for the treatment of patients with previously untreated follicular NHL who achieve a partial or complete response to first-line chemotherapy and in accordance with the amendment, we paid Biogen $5.5 million. No other material terms of the CTI/Biogen Agreement were modified. CTI’s rights and obligations, including its payment obligations to Biogen, including royalties on net sales of ZEVALIN and an additional regulatory milestone payment, under both the CTI/Biogen Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

•

an amendment to the original supply agreement between Biogen and CTI, referred to as the CTI/Biogen Supply Agreement, modifying certain of the pricing and manufacturing technology transfer terms contained in the CTI/Biogen Supply Agreement and also providing that the term of the agreement may be shortened in some instances in the event of a mid-term manufacturing technology transfer. CTI’s rights and obligations, including its payment obligations to Biogen, under both the CTI/Biogen Supply Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

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

•

In January 2012, we entered into an agreement to acquire licensing rights to market ZEVALIN outside of the U.S. from Bayer Pharma AG. ZEVALIN is currently approved for sale in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. Under the agreement, Spectrum will have marketing rights, patents, and access to existing inventory of ZEVALIN from Bayer. Spectrum plans to utilize a combination of company resources and partnerships to support the product outside the U.S.

FUSILEV® (levoleucovorin) for injection: On March 7, 2008, our new drug application or NDA for our proprietary drug FUSILEV was approved by the FDA. We commercially launched FUSILEV in August 2008, with an in-house sales force and commercialization team. Subsequent to the launch, in November 2008, we received a unique J-code for FUSILEV from CMS, which went into effect on January 1, 2009. The J-code is a unique, product-specific billing code that assists providers (e.g., physicians that prescribe FUSILEV) in obtaining reimbursement for FUSILEV.

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

FUSILEV rescue is indicated after high-dose methotrexate therapy in patients with osteosarcoma, and to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists. FUSILEV has been designated as an orphan drug for its approved indications. Methotrexate is a widely used anti-cancer drug. It is a therapeutic option in the treatment of solid tumors and hematological malignancies, such as NHL. In addition, methotrexate is also used to treat autoimmune diseases such as rheumatoid arthritis and psoriasis.

The American Cancer Society estimated that the 2011 incidence of colorectal cancer in the U. S. would be approximately 141,210 and is the third most common cancer in both men and women. Leucovorin is currently a standard combination agent with 5-FU in various colorectal cancer treatment regimens. Leucovorin potentiates the effects of 5-FU and its derivatives by stabilizing the binding of the drug’s metabolite to its target enzyme, thus prolonging drug activity. There are peer-reviewed publications wherein FUSILEV is used in place of the leucovorin in combination with 5-FU containing regimens for adjuvant and advanced colorectal cancer and in combination with oxaliplatin and/or irinotecan for advanced disease. The National Comprehensive Cancer Network Clinical Practice Guidelines in OncologyTM in colon cancer and rectal cancer have been updated to reflect that FUSILEV is available in the U.S. Additionally, in the fourth quarter of 2008, FUSILEV was listed and continues to be listed in the NCCN Drugs and Biologic Compendium for use in combination with high-dose methotrexate for the treatment of bone cancer (osteosarcoma and de-differentiated chrondrosarcoma). The NCCN Drugs and Biologics Compendium is an important reference that has been recognized by United HealthCare as a formal guidance for coverage policy. In addition, CMS announced in June 2008 that it would recognize the NCCN Drugs & Biologics Compendium as a source of information to determine which drugs may be covered under Medicare Part B.

The following describes the principal commercial terms relating to FUSILEV licensing and development.

•

In April 2006, we acquired all of the oncology drug product assets of Targent, Inc. Pursuant to the agreement, as of the end of 2011, Targent has received all payments provided for under the agreement based on the achievement of certain regulatory and sales milestones. We made such payments in a combination of our common stock and cash.

•

In May 2006, we amended and restated a license agreement with Merck & Cie AG, a Swiss corporation, which we assumed in connection with the acquisition of the assets of Targent. Pursuant to the license agreement with Merck & Cie, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how related to FUSILEV to develop, make, and have made, use, sell and have sold FUSILEV in the field of oncology in North America. In addition, we have the right of first opportunity to negotiate an exclusive license to manufacture, have manufactured, use and sell FUSILEV products outside the field of oncology in North America. Also, under the terms of the license agreement, we paid Merck & Cie $100,000 for the achievement of FDA approval of FUSILEV. Merck & Cie is also eligible to receive a payment upon achievement of another regulatory milestone, in addition to royalties on net sales. The term of the license agreement is determined on a product-by-product and country-by-country basis until royalties are no longer owed under the license agreement. The license agreement expires in its entirety after the date that we no longer owe any royalties to Merck & Cie. We have the unilateral right to terminate the license agreement, in its entirety or on a product-by-product or country-by-country basis, at any time for any reason and either party may terminate the license agreement due to material breach of the terms of the license agreement by or insolvency of the other party.

Apaziquone: Apaziquone is an anti-cancer agent that becomes activated by certain enzymes often present in higher amounts in cancer cells than in normal cells. It is currently being investigated for the treatment of NMIBC, which is a cancer that is only in the innermost layer of the bladder and has not spread to deeper layers of the bladder.

The American Cancer Society estimated that the 2011 incidence and prevalence of bladder cancer in the U.S. would be approximately 69,250 and over 500,000 respectively. According to Botteman et al., (PharmacoEconomics 2003), bladder cancer is the most expensive cancer to treat on a lifetime basis.

The initial treatment of this cancer is complete surgical removal of the tumor. However, bladder cancer is a highly recurrent disease with approximately 75% of patients recurring within 5 years, and a majority of patients recurring within 2 years. This high recurrence rate is attributed to: (1) the highly implantable nature of cancer cells that are dispersed during surgery, (2) incomplete tumor resection, and (3) tumors present in multiple locations in the bladder which may be missed or too small to visualize at the time of resection. Despite evidence in the published literature and guidance from the American and European Urology Associations, instillation of a chemotherapeutic agent immediately following surgery is not a standard clinical practice. Currently, there are no approved drugs for this indication which may, in part, explain the difference between the literature and urology guidelines and actual clinical management of this disease. For more than 30 years, no new drugs have been introduced in the market for treatment of NMIBC. An immediate instillation of apaziquone may help by (1) reducing tumor recurrence by destroying dispersed cancer cells that would otherwise re-implant onto the inner lining of the bladder, (2) by destroying remaining cancer cells at the site of tumor resection (also known as chemo-resection), and (3) by destroying tumors not observed during resection (also known as chemo-ablation).

Apaziquone is a bio-reductive alkylating indoloquinone that is enzymatically activated by enzymes that are over expressed by bladder tumors. Pharmacokinetic studies have verified that apaziquone is rarely detectable in the bloodstream of patients when it is administered either after surgical resection or as a part of a delayed multi-instillation protocol. The proposed dose therefore carries a minimal risk of systemic toxicity which could arise from absorption of a drug through the bladder wall into the bloodstream. Additionally, the current proposed dose is a fraction of the systemic toxic dose. These features of apaziquone are distinct from other intravesical agents currently in use for the treatment of recurrent bladder cancer.

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

In March 2007, we received agreement from the FDA for the design of a Phase 3 study protocol for the treatment of non-invasive bladder cancer under a special protocol assessment procedure. The development plan for apaziquone is two randomized, double-blind, placebo-controlled Phase 3 clinical trials, each with 562 evaluable patients with TaG1-G2 (low-grade) NMIBC. Patients are being randomized in a one-to-one ratio to apaziquone or placebo. Under the protocol, the patients are given a single 4 mg dose following surgical removal of the tumors. The primary endpoint is a statistically significant difference (p < 0.05) in the rate of tumor recurrence at year two between the apaziquone patient group and the placebo group. The first study began during the second quarter of 2007, and the second study began during the third quarter of 2007. In 2008, we received scientific advice from the European Medicines Agency, or the EMEA whereby the EMEA agreed that the two Phase 3 studies as designed should be sufficient for a regulatory decision regarding European registration. In December 2009, we achieved our goal of completing enrollment for both Phase 3 clinical trials and we expect top-line data in 2012.

The following describes the principal commercial terms relating to apaziquone licensing and development.

•

In October 2008, we terminated our 2001 license agreement for apaziquone with INC Research®, formerly NDDO Research Foundation® or INC in the Netherlands, as the patents underlying the agreement were all about to expire. Pursuant to the termination, INC assigned to us all rights it had in the know-how or intellectual property licensed under the agreement and all rights in may have had in any know-how or intellectual property created during the term of the agreement. In exchange, we paid INC a nominal amount of cash and issued them a nominal number of shares of our common stock. In addition, INC is entitled to up to 25,000 additional shares of our common stock and an additional payment of $300,000 upon achievement of certain regulatory milestones.

•

In October, 2008, we entered into a license, development, supply and distribution agreement with Allergan pursuant to which we and Allergan agreed to collaboration for the development and commercialization of a formulation of apaziquone suitable for use in treating cancer or precancerous conditions via instillation. The agreement with Allergan also provides that Allergan has the exclusive right to make, develop and commercialize apaziquone for the treatment of bladder cancer, or pre-bladder cancer conditions worldwide except for Asia (as is defined in the agreement). We also entered into a co-promotion agreement with Allergan providing for the joint commercialization of apaziquone in the U.S., whereby we and Allergan will share equally all profits and commercialization expenses.

•

In consideration for the rights granted under our license, development, supply and distribution agreements with Allergan, Allergan paid us an up-front fee of $41.5 million. In addition, Allergan will pay us up to $302.5 million based on the achievement of certain development, regulatory and sales milestones. For example, for completing enrollment of both aforementioned Phase III trials by year-end 2009, Allergan paid us a $1.5 million milestone payment. Also, Allergan has agreed to pay us tiered royalties starting in the mid-teens based on a percentage of net sales of the apaziquone outside of the U.S.

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

•

Also in November 2009, we entered into a collaboration agreement with Handok Pharmaceuticals for the development and commercialization of apaziquone in North and South Korea. Under the terms of the Handok collaboration agreement, Handok paid us an up-front payment of $1.0 million and potential milestone payments totaling approximately $18.6 million. The potential milestone payments will be based on the achievement of certain regulatory and commercialization milestones. Handok received rights to apaziquone for the treatment of NMIBC in North and South Korea. Additionally, Handok will conduct the apaziquone clinical trials in North and South Korea pursuant to a development plan and will be responsible for all expenses relating to the development and commercialization of apaziquone in North and South Korea.

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

Belinostat is currently in a registrational trial, under a special protocol assessment, as a monotherapy for relapsed/refractory Peripheral T-Cell Lymphoma or PTCL an indication which has been granted Orphan Drug and Fast Track designation by the FDA. The registrational trial is an open-label, multicenter, single arm efficacy and safety study, in which we plan to enroll approximately 120 patients with relapsed or refractory peripheral T-cell lymphoma, who have failed at least one prior systemic therapy. We expect to file an NDA for belinostat in PTCL in 2012.

Belinostat is also currently in a randomized Phase 2 trial for carcinoma of unknown primary or CUP, in combination with carboplatin and paclitaxel being conducted by our collaborator, Topotarget. Target enrollment was reached in December 2010 and Topotarget expects top-line results of progression free survival and response rate in the second half of 2012. There are currently no approved therapies or drugs for treatment of CUP, which is an indication with a large patient population. The National Cancer Institute estimated that for 2008, approximately 2 to 4% of all cancers are CUP.

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

•

In February 2010, we entered into a licensing and collaboration agreement with TopoTarget, for the development and commercialization of belinostat, pursuant to which we agreed to collaboration for the development and commercialization of belinostat. The agreement provides that we have the exclusive right to make, develop and commercialize belinostat in North America and India, with an option for China. The agreement also grants TopoTarget a co-promote option if and only if we do not maintain a minimum number (subject to adjustment for certain events outside of our control) of field personnel (as defined in the agreement) for a certain number of years post-approval of the PTCL indication.

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

Ozarelix: Ozarelix is a Luteinizing Hormone Releasing Hormone, or LHRH, antagonist (a substance that blocks the effects of a natural hormone found in the body). Mechanistically, LHRH antagonists exert rapid inhibition of luteinizing hormone and follicle stimulating hormone with an accompanying rapid decrease in sex hormones and would therefore be expected to be effective in a variety of hormonally dependent disease states including ovarian cancer, prostate cancer, benign prostatic hyperplasia, or BPH, infertility, uterine myoma and endometriosis.

In January 2010, based upon the mixed results of our earlier Phase 2 study of ozarelix for the treatment of BPH and the recently announced failure of Aeterna Zentaris’s large, Phase 3, registrational trial of cetrorelix (another LHRH antagonist), we discontinued development of ozarelix in BPH. Currently, we are conducting a randomized phase II clinical trial of ozarelix in prostate cancer patients.

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

In the first quarter of 2008, we initiated an open label, dose-escalation Phase 1 study assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of SPI-1620 in patients with recurrent or progressive carcinoma. We completed the Phase 1 study in 2011 and expect to begin Phase 2 in the second half of 2012.

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

RenaZorb: RenaZorb, or SPI-014, a second-generation lanthanum-based nanoparticle phosphate binding agent, has the potential to treat hyperphosphatemia, (high phosphate levels in blood), in patients with stage 5 chronic kidney disease (end-stage renal disease). Hyperphosphatemia affects patients with chronic kidney disease, especially end- stage kidney disease patients on dialysis. It can lead to significant bone disease (including pain and fractures) and cardiovascular disease, and is independently associated with increased mortality.

According to The U.S. Renal Data System in 2010, there will be an estimated 600,000 patients with end-stage renal disease in the U.S. Treatment of hyperphosphatemia is aimed at lowering blood phosphate levels by: (1) restricting dietary phosphorus intake; and (2) using, on a daily basis, and with each meal, oral phosphate binding drugs that facilitate fecal elimination of dietary phosphate before its absorption from the gastrointestinal tract into the bloodstream. Restricting dietary phosphorus intake has historically not been a successful means of serum phosphate control, therefore phosphate binders are the mainstay of hyperphosphatemia management.

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

We believe that RenaZorb has the opportunity, because of its potentially higher capacity for binding phosphate on an equal weight basis, to significantly improve patient compliance by offering the lowest-in-class dosage to achieve the same therapeutic benefit as other phosphate binders. We filed an IND in 2011 and expect to begin a Phase 1 study in the first half of 2012.

The following describes the principal commercial terms relating to RenaZorb licensing and development.

•

We entered into a license agreement with Altair Nanomaterials, Inc. and its parent Altair Nanotechnologies, Inc., collectively referred to as Altair, whereby we acquired an exclusive worldwide right to develop and commercialize RenaZorb for all human therapeutic and diagnostic uses in January 2005. Under the terms of the license agreement, we made up-front and milestone payments and are obligated to make additional payments upon achievement of certain clinical development and regulatory and sales milestones, in addition to royalties on potential net sales.

•

In August 2009, we entered into an asset acquisition agreement with Altair, in which we acquired 100% of the rights to RenaZorb and all of Altair’s life science technology. Our acquisition of RenaZorb expands upon our prior license agreement with Altair, pursuant to which Altair granted us human uses. Our acquisition of RenaZorb provides us with access to all uses of and intellectual property for RenaZorb. In consideration for the acquisition, we paid Altair a total of $750,000 in the form of restricted shares of our common stock.

SPI-2012: SPI-2012 is a drug for the treatment of chemotherapy induced neutropenia. In January 2012 we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company (Hanmi) for SPI-2012 based on Hanmi's proprietary LAPSCOVERY™ Technology.

Granulocyte colony-stimulating factor (GCSF) stimulates the production of white blood cells by the bone marrow. A recombinant form of GCSF is used in appropriate cancer patients to accelerate recovery from neutropenia after chemotherapy, allowing higher-intensity treatment regimens to be given at full-dose and on schedule. Chemotherapy can cause myelosuppression and unacceptably low levels of white blood cells, making patients prone to infections, hospitalizations, and interruption of additional chemotherapy treatments. We believe the worldwide market for GCSF-related drugs was over $5 billion in 2011.

Manufacturing

We currently do not have internal manufacturing capabilities; therefore, all of our products are manufactured on a contract basis. We expect to continue to contract with third party providers for manufacturing services, including active pharmaceutical ingredient, or API, finished-dosage product, as well as packaging operations. We believe that our current agreements with third party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand for our products. However, we have only one approved contract manufacturer for each aspect of the manufacturing process for ZEVALIN and have multiple contract manufacturers for FUSILEV. If we are unable to obtain a sufficient supply of our required products, or if we should encounter delays or difficulties in our relationships with our manufacturers, we may lose potential sales.

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

Sales, Marketing and Distribution

We have built, and continue to develop, a sales and marketing infrastructure as part of our commercialization efforts for FUSILEV and ZEVALIN. While we maintain a relatively small sales force, we believe that the size of our sales force is appropriate to effectively reach our target audience for our two commercial products.

For FUSILEV, we have contracted with an independent contract sales organization to supplement our sales force. We utilize a third party logistics company to store and distribute this drug product. The same third party logistics company also stores and ships ZEVALIN kits containing the CD20 MAB.

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

Customers

Our product sales are concentrated in a limited number of customers. Sales to Customer A for the years ended December 31, 2011, 2010 and 2009 were 57.0%, 45.7% and 27.1% respectively, of our total consolidated gross product sales. Sales to Customer B for the year ended December 31, 2011 were 19.1% of our total consolidated gross product sales. No other single customer generated over 10% of our consolidated gross product sales during the prior three fiscal years.

We are exposed to risks associated with extending credit to our customers related to the sale of products. We do not require collateral or other security to support credit sales, however, we maintain reserves for potential bad debt and to date, credit losses have been within management’s expectations. Customer A owed us 26.8% and 56.1% of net receivables as of December 31, 2011 and 2010, respectively. Customer B owed us 54.1% of net receivables as of December 31, 2011. No other single customer owed us more than 10% of net receivables during the prior two fiscal years and all sales were to customers in the U.S.

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

Companies that have products on the market or in research and development that target the same indications as our products target include, among others, Abraxis Bioscience, Inc., Astra Zeneca LP, Bayer AG, Endo Pharmaceuticals, Eli Lilly and Co., Novartis Pharmaceuticals, Corporation, Genentech, Inc.( Roche), Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma), Cephalon, Inc.(Teva Pharmaceuticals), Sanofi-Aventis, Inc., Pfizer, Inc., Genta Incorporated, Merck, Celgene Corporation, Allos Therapeutics, Inc., BiPar Sciences, Inc., Genzyme Corporation, Shire Pharmaceuticals, Abbott Laboratories, Poniard Pharmaceuticals, Inc., Roche Pharmaceuticals and Johnson & Johnson who may be more advanced in development of competing drug products or are more established and are currently marketing products for the treatment of various indications that our drug products target. Many of our competitors are large and well-capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

Our proprietary product, FUSILEV, is the levo-isomeric form of the racemic compound calcium leucovorin, a product already approved for the same indications our product is approved for. Leucovorin has been sold as a generic product on the market for a number of years. There are three generic companies currently approved by the FDA to sell the leucovorin product and therefore we are competing against a low cost alternative. Also, FUSILEV is offered as part of a treatment regimen, and that regimen may change to exclude FUSILEV. For these reasons, we may not recognize the full potential value of our investment in the product.

Regarding ZEVALIN, there are three competitive products for its currently approved indications.

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

Research and Development

New drug development, which is the process whereby drug product candidates are tested for the purpose of filing an NDA or a Biologistics License Application, or BLA, (or similar filing in other countries) and eventually obtaining marketing approval from the FDA or a similar marketing authorization from other regulatory authorities outside of the U.S., is an inherently uncertain, lengthy and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the products are both safe and effective for their respective indications. Our development focus is primarily based on acquiring and developing late-stage development drugs as compared to new drug discovery, which is very uncertain and lengthy.

Research and development expenses for such drug development are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. Research and development expenditures, including related stock-based charges but not including amortization of intangibles or expensing of in-process research and development costs, are expensed as we incur them and were approximately $27.7 million, $57.3 million and $21.1 million, respectively, in 2011, 2010 and 2009 broken out by product as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	($ in ‘000’s)
Apaziquone	$8,122	$6,165	$10,915
Belinostat	7,607	36,045	—
FUSILEV	1,309	1,281	1,125
ZEVALIN	176	421	563
Ozarelix	781	1,916	1,168
Ortataxel	113	716	311
Other development drugs	1,998	3,469	1,535

Total — Direct Costs	20,106	50,013	15,617
Indirect Costs (including non-cash share-based compensation of $1.6 million, $2.4 million and $3.2 million, respectively)	16,502	14,838	16,652
Partner Reimbursement	(8,888)	(7,550)	(11,211)

Total Research & Development	$27,720	$57,301	$21,058

Patents and Proprietary Rights

Our Patents and Proprietary Rights

We in-license from third parties certain patent and related intellectual property rights related to our proprietary products. In particular, we have licensed patent rights with respect to FUSILEV, ZEVALIN, ozarelix, ortataxel, lucanthone, belinostat and SPI-1620, in each case for the remaining life of the applicable patents. Except for ZEVALIN, FUSILEV, belinostat and ozarelix, our agreements generally provide us with exclusive worldwide rights to, among other things, develop, sublicense, and commercialize the drug products. Under most of these license arrangements, we are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs related to the drug products. In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably exploit the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business. In addition, with regard to ZEVALIN, apaziquone and RenaZorb, we own patent and other intellectual property rights related to these products.

The protection, preservation and infringement-free commercial exploitation of these patents and related intellectual property rights are very important to the successful execution of our strategy. However, the issuance of a patent is neither conclusive as to its validity nor as to the enforceable scope of the claims of the patent. Accordingly, our patents and the patents we have licensed may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not allowed or, even if allowed and issued as patents, if such patents or the patents we have in-licensed, are circumvented or not upheld by the courts, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.

As mentioned above, we own and in-license from third parties certain patent rights related to our products. We believe that our patents and licenses are important to our business, but that with the exception of the U.S. and European patents discussed in this paragraph, no one patent or license is currently of material importance to our business. For FUSILEV, we have one U.S. composition of matter patent that covers FUSILEV that expires in 2019. For ZEVALIN, we have sublicensed U.S. patents that cover the processes and tools for making monoclonal anti-bodies or MABs, in general, licensed U.S. patents that cover the CD-20 MAB in ZEVALIN as well as the use of ZEVALIN to treat NHL, and acquired patents covering the ZEVALIN compounding process (i.e., process of linking the CD20 MAB to a radioactive isotope to make the patient-ready dosage form of ZEVALIN). These patents expire over a wide range of dates beginning in 2009, but the licensed patents covering the CD-20 MAB itself do not begin to expire until 2015. Additionally, we have pending U.S. patents covering the compounding process expiring in 2019, and will consider filing more patent applications, if the opportunity arises. For belinostat, there are composition of matter patents that cover belinostat and related compounds that do not begin to expire until 2021. Currently, there are multiple U.S. and foreign patent applications pending that cover belinostat formulations, uses and manufacturing and synthesis processes. We plan to file additional U.S. and foreign patent applications covering new formulations, uses and manufacturing and synthesis processes, where appropriate. For apaziquone, there is a U.S. formulation patent that does not expire until 2022 and method of treatment of bladder cancer using a stabilized formulation that does not expire until 2024. We have filed and plan to file additional U.S. and foreign patent applications covering new formulations and/or uses for this product. For ozarelix, there is a U.S. composition patent that will expire in 2020, a formulation patent expiring in 2023, and method of use patent applications on file in the U.S. For ortataxel, there are two U.S. composition patents that will expire in 2013 and multiple manufacturing and synthesis patents that do not begin to expire till 2021, and the corresponding European patents will expire in 2014. We anticipate filing new method of use and formulation patent applications for the ortataxel product in the future. There is one U.S. patent covering satraplatin, a method of use patent expired in 2010. For lucanthone, there is a U.S. method of use patent that expires in 2019. For RenaZorb, there is one method of use patent that expires in 2024 and pending U.S. and foreign patent applications covering compositions of matter and methods directed to treating hyperphosphatemia. For SPI-1620, we have filed method of use patent applications in the U.S. and Europe. We also have multiple U.S. method of use patents that expire in 2024, and there is ongoing prosecution for their European counterparts. We have also filed another method of use patent application in the U.S. and Europe and anticipate filing future patent applications pending the continued development of new methods of use and new formulations. We are constantly evaluating our patent portfolio and are currently prosecuting patent applications for our drug products and are considering new patent applications in order to maximize the life cycle of each of our products.

While the U.S. and the European Union are currently the largest potential markets for most of our products, we also have patents issued and patent applications pending outside of the U.S. and Europe. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in countries outside the U.S., may limit the protection we have on patents issued or licensed to us outside of the U.S. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the U.S. To minimize our costs and expenses and to maintain effective protection, we usually focus our patent and licensing activities within the U.S., the European Union, Canada and Japan. In determining whether or not to seek a patent or to license any patent in a certain foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.

In addition to the specific intellectual property subjects discussed above, we have trademark protection in the U.S. for Spectrum Pharmaceuticals, Inc®, FUSILEV®, Spectrum Therapy Access Resources, STAR, ZEVALIN® and RenaZorb®. Additionally, for some other of these and other works related to our business, we have pending U.S. and ex-U.S. trademark applications. EOquin® is a registered trademark of Allergan.

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

The Patent Process

The U.S. Constitution provides Congress with the authority to provide inventors the exclusive right to their discoveries. Congress codified this right in U.S. Code Title 35, which gave the U.S. Patent and Trademark Office, or USPTO, the right to grant patents to inventors and defined the process for securing a U.S. patent. This process involves the filing of a patent application that teaches a person having ordinary skill in the respective art how to make and use the invention in clear and concise terms. The invention must be novel (not previously known) and non-obvious (not an obvious extension of what is already known). The patent application concludes with a series of claims that specifically describe the subject matter that the patent applicant considers his invention.

The USPTO undertakes an examination process that can take from one to seven years, or more, depending on the complexity of the patent and the problems encountered during examination.

In exchange for disclosing the invention to the public, for all U.S. patent applications filed after 1995, the successful patent applicant is currently provided a right to exclude others from making, using or selling the claimed invention for a period of 20 years from the effective filing date of the patent application.

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

With respect to the illegal settlement prong, the MMA amendments require that certain types of settlement agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs are required to be filed with the Federal Trade Commission and the Department of Justice for review of potential anti-competitive practices. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential governmental investigations and private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, remains uncertain and could adversely affect our business. In addition, Congress has considered enacting legislation that would prohibit such settlements between brand name and generic drug manufacturers. Such a provision was considered as part of the recently enacted healthcare reform, the Patient Protection and Affordable Care Act or PPACA, signed into law on March 23, 2010. However, Congress removed the provision prior to passage. It is possible that Congress will again consider a ban on such settlements between brand name and generic drug manufacturers in the future.

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

Orphan Drug Designation

Some jurisdictions, including Europe and the U.S., may designate drugs for relatively small patient populations as “orphan” drugs. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., and a drug may also be considered an orphan even if the drug treats a disease or condition affecting more than 200,000 individuals in the U.S. where the drug has no expected profitability. Orphan drug designation does not necessarily convey any advantage in, or shorten the duration of, the regulatory review and process for marketing approval. If a product with an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, during which time FDA will not approve any other application to market the same drug for the same indication except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Also, competitors are not prohibited from receiving approval to market the same drug or biologic for a different indication than that which received orphan approval.

Under European Union medicines laws, the criteria for designating an “orphan medicinal product” are similar in principle to those in the U.S. Criteria for orphan designation are set out in Article 3 of Regulation (EC) 141/2000 on the basis of two alternative conditions. A medicinal product may be designated as orphan if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10 thousand persons in the European Union, or EU, when the application is made. This is commonly known as the “disease prevalence criterion” Alternatively, a product may be so designated if it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and if without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment. This is commonly known as the “insufficient return criterion.”

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

Governmental Regulation

The development, production and marketing of our proprietary and generic drug and biologic products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs and biologics are subject to rigorous regulation. The Federal Food, Drug, and Cosmetic Act, as amended from time to time, and the regulations promulgated there under, as well as other federal and state statutes and regulations, govern, among other things, the development, approval, manufacture, safety, labeling, storage, record keeping, distribution, promotion, and advertising of our products. Product development and approval within this regulatory framework, including for drugs already at a clinical stage of development, can take many years and require the expenditure of substantial resources, and to obtain FDA approval, a product must satisfy mandatory quality, safety and efficacy requirements. In addition, each drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA’s current good manufacturing practice, or GMP, regulations and are subject to inspections by the FDA. To supply drug ingredients or products for use in the U.S., foreign manufacturing establishments must also comply with GMP and are subject to inspections by the FDA or by other regulatory authorities in certain countries under reciprocal agreements with the FDA.

General Information about the Drug Approval Process and Post-Marketing Requirements

The U.S. system of new drug and biologics approval is a rigorous process. Only a small percentage of compounds that enter the pre-clinical testing stage are ever approved for commercialization. Our strategy focuses on in-licensing clinical stage drug products that are already in or about to enter human clinical trials. A late-stage focus helps us to effectively manage the high cost of drug development by focusing on compounds that have already passed the many hurdles in the pre-clinical and early clinical process.

The following general comments about the drug approval process are relevant to the development activities we are undertaking with our proprietary products.

Pre-clinical Testing: During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of a drug or biologic compound against the targeted disease. The compound is evaluated for safety.

Investigational New Drug Application: After certain pre-clinical studies are completed, an Investigational New Drug, or IND, Application is submitted to the FDA to request the ability to begin human testing of the drug or biologic. An IND becomes effective thirty days after the FDA receives the application (unless the FDA notifies the sponsor of a clinical hold), or upon prior notification by the FDA.

Phase 1 Clinical Trials: These trials, typically involving small numbers of healthy volunteers or patients, usually define a drug candidate’s safety profile, including the safe dosage range.

Phase 2 Clinical Trials: In phase 2 clinical trials, controlled studies of human patients with the targeted disease are conducted to assess the drug’s effectiveness. These studies are designed primarily to determine the appropriate dose levels, dose schedules and route(s) of administration, and to evaluate the effectiveness of the drug or biologic on humans, as well as to determine if there are any side effects on humans to expand the safety profile following phase 1. These clinical trials, and phase 3 trials discussed below, are designed to evaluate the product’s overall benefit-risk profile, and to provide information for physician labeling.

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

New Drug Application or Biologic License Application: After completion of all three clinical trial phases, if the data indicates that the drug is safe and effective, a NDA or BLA is filed with the FDA requesting FDA approval to market the new drug as a treatment for the target disease.

Fast Track and Priority Review: The FDA has established procedures for accelerating the approval of drugs to be marketed for serious or life threatening diseases for which the manufacturer can demonstrate the potential to address unmet medical needs.

Abbreviated New Drug Application: An ANDA is an abbreviated new drug application for generic drugs created by the Hatch-Waxman Act. When a company files an ANDA, it must make a patent certification regarding the patents covering the branded product listed in the FDA’s Orange Book. The ANDA drug development process generally takes less time than the NDA drug development process since the ANDA process usually does not require new clinical trials establishing the safety and efficacy of the drug product.

NDA/BLA and ANDA Approval: The FDA approves drugs and biologics that are subject to NDA and BLA review based on data in the application demonstrating the product is safe and effective in its proposed use(s) and that the product’s benefits outweigh its risks. FDA will also review the NDA or BLA applicant’s manufacturing process and controls to ensure they are adequate to preserve the drug’s identity, strength, quality, and purity. Finally, the FDA will review and approve the product’s proposed labeling. As for the ANDA approval process, these “abbreviated” applications are generally not required to include preclinical or clinical data to establish safety and effectiveness. Rather, an ANDA must demonstrate both chemical equivalence and bio-equivalence (the rate and extent of absorption in the body) to the innovator drug — unless a bio-equivalence waiver is granted by the FDA.

Phase 4 Clinical Trials: After a drug has been approved by the FDA, phase 4 studies may be conducted to explore additional patient populations, compare the drug to a competitor, or to further study the risks, benefits and optimal use of a drug. These studies may be a requirement as a condition of the initial approval of the NDA or BLA.

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

FDA Enforcement

The development of drug and biologic products, as well as the marketing of approved drugs and biologics, is subject to substantial continuing regulation by the FDA, including regulation of adverse event reporting, manufacturing practices and the advertising and promotion of the product. Failure to comply with the FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, BLAs, ANDAs or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on our business. See Item 1A “Risks Factors — Our failure to comply with governmental regulation may delay or prevent approval of our products and/or subject us to penalties.”

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

Under the EU regulatory systems, we may submit marketing authorization applications either under a centralized procedure or decentralized procedure or the mutual recognition procedure. The centralized procedure is mandatory for medicines produced by a biotechnological process. The procedure is also mandatory for new active substances which are indicated for treatment of several diseases or conditions, including cancer and orphan conditions. Companies may apply for centralized assessment if the product contains a new active substance or the product constitutes significant therapeutic, scientific or technical innovation or the granting of authorization under the centralized procedure is in the interests of the EU patients. A centralized marketing authorization is valid in all European Union member states. This marketing authorization is issued in the form of a European Commission decision which is legally binding in its entirety to which it is addressed.

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

In addition, pricing and reimbursement is subject to negotiation and regulation in most countries outside the U.S. Increasingly, adoption of a new product for use in national health services is subject to health technology assessment under the national rules and regulations to establish the clinical effectiveness and cost-effectiveness of a new treatment. In some countries, in order to contain health care expenditures, reference price is introduced in order for the national healthcare providers to achieve a price comparable to the reference price in the same therapeutic category. We may therefore face the risk that the resulting prices would be insufficient to generate an acceptable return to us.

Third Party Reimbursement and Pricing Controls

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. It is time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payers. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The PPACA enacted significant reforms, including revising the definition of “average manufacturer price” for reporting purposes, increasing Medicaid rebates, expanding the 340B drug discount program, and making changes to affect the Medicare Part D coverage gap, or “donut hole.” In the coming years, additional significant changes could be made to governmental healthcare programs, and the U.S. healthcare system as a whole, that may result in significantly increased rebates, decreased pricing flexibility, diminished negotiating flexibility, coverage and reimbursement limitations based upon comparative and cost-effectiveness reviews, and other measures that could significantly impact the success of our products.

In many foreign markets, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Employees

The efforts of our employees are critical to our success. We believe that we have assembled a strong management team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. As of December 31, 2011, we had 176 employees, of which 11 held a M.D. degree and 8 held a Ph.D. degree. We cannot be sure that we will be able to attract and retain qualified personnel in sufficient numbers to meet our needs. Our employees are not subject to any collective bargaining agreements, and we regard our relations with our employees to be good.

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

FUSILEV is a novel folate analog formulation and the pharmacologically active isomer (the levo-isomer) of the racemic compound calcium leucovorin, a product already approved for the same indications for which our product is approved. Leucovorin has been sold as a generic product on the market for a number of years. There are generic companies currently selling the product and therefore, FUSILEV competes against a low-cost alternative. Also, FUSILEV is offered as part of a treatment regimen, and that regimen may change to exclude FUSILEV. Accordingly, it may not gain sustained acceptance by the medical field or become commercially successful.

Our revenue from FUSILEV sales may not be sustainable and our customer concentration is significant

There is no assurance that FUSILEV sales will be sustainable at its current levels. Our customer concentration of FUSILEV is high. Sales to Customer A for the years ended December 31, 2011, 2010 and 2009 were 57.0%, 45.7% and 27.1%, respectively, of our total consolidated gross product sales. Sales to Customer B for the year ended December 31, 2011 were 19.1% of our total consolidated gross product sales. If our relationship with our top distributors is impaired our sales of FUSILEV would be negatively impacted.

The marketing and sale of FUSILEV may be adversely affected by the marketing and sales efforts of third parties who sell these products outside of our territories.

We have only licensed the rights to develop, market and sell FUSILEV in North America. Other companies market and sell the same products in other parts of the world. If, as a result of other companies’ actions, negative publicity is associated with either product, our own efforts to successfully market and sell such products in our markets may be adversely impacted.

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

Prior to receiving approval to commercialize any of our drug products, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, and other regulatory authorities in the U.S. and other countries, that each of the products is both safe and effective. For each drug product, we will need to demonstrate its efficacy and monitor its safety throughout the process. If such development is unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

All of our drug products are prone to the risks of failure inherent in drug development. Clinical trials of new drug products sufficient to obtain regulatory marketing approval are expensive and take years to complete. We may not be able to successfully complete clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our drug products. In addition, the results of pre-clinical studies and early-stage clinical trials of our drug products do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a drug product is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our drug products is promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways.

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

Our repositioning campaign for ZEVALIN and the removal of the bioscan requirement may not yield increased sales for some time if ever.

In December 2011, at the American Society for Hematology conference in San Diego, we announced the repositioning campaign for ZEVALIN based on the FDA’s approval of the previously required bioscan. We believe that the removal of the bioscan requirement and the repositioning campaign could result in increased sales. However, there can be no assurance that sales of ZEVALIN will increase as a result of these developments.

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

We have no internal manufacturing capacity for APIs or our drug products, and, therefore, we have entered into agreements with CMOs and other suppliers to supply us with APIs and our finished dose drug products. Success in the development and marketing of our drug products depends, in part, upon our ability to maintain, expand and enhance our existing relationships and establish new sources of supply. Some of the third-party manufacturing facilities used in the production of APIs and our drug products are located outside the U.S. The manufacture of APIs and finished drug products, including the acquisition of compounds used in the manufacture of the finished drug product, may require considerable lead times. We have little or no control over the production processes of third-party manufacturers, CMOs or other suppliers. Our ability to source APIs and drug products is also dependent on providers of logistical services who may be subject to disruptions that we cannot predict or sufficiently plan around. Accordingly, while we do not currently anticipate shortages of supply, circumstances could arise in which we will not have adequate supplies to timely meet our requirements or market demand for a particular drug product could outstrip the ability of our supply source to timely manufacture and deliver the product, thereby causing us to lose sales. In addition, our ability to make a profit on the sale of our drug products depends on our ability to obtain price arrangements that ensure a supply of product at favorable prices.

Additionally, our supplier for ZEVALIN cold kits is a sole-source supplier, and currently no qualified alternative suppliers exist. Furthermore, we have multiple but a limited number of suppliers of FUSILEV. If problems arise during the production of a batch of our drug products, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent that one of our suppliers experiences significant manufacturing problems, this could have a material adverse effect on our revenues and profitability.

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

In 2008, we entered into a promotion agreement and a license, development, supply and distribution agreement with Allergan, Inc., or Allergan, for the worldwide development and commercialization of our drug product, apaziquone. Pursuant to the terms of the agreements, as amended in 2011, Allergan has agreed to partially fund development and commercialization expenses for apaziquone. We do not fully control the drug development process under the license agreement and may have disagreements with our partner. In addition, if we do not achieve certain milestones under the license agreement and it has been determined that failure to achieve these milestones was a result of our actions or inactions, Allergan is entitled to assume additional control over the development process. As a result, success of this product could depend, in part, upon the efforts of Allergan. Allergan may not be successful in the clinical development of the drug, obtaining approval of the product by regulatory authorities, or the eventual commercialization of apaziquone.

Our dependence on key executives, scientists and sales and marketing personnel could impact the development and management of our business.

We are highly dependent upon our ability to attract and retain qualified scientific, technical sales and marketing and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have an employment agreement with our Chief Executive Officer, we do not have employment agreements with most of our other key scientific, technical and managerial employees.

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

We entered in to an agreement on January 23, 2012 with Bayer Pharma AG to acquire rights to market ZEVALIN outside the U.S. which is subject to customary closing conditions. The closing may not occur as quickly as we anticipate or at all. The transition of the business from Bayer to us may experience unforeseen delays, which could negatively impact our sales efforts and results.

We are subject to risks associated with doing business internationally.

As we expand internationally and since we conduct clinical trials and manufacture our drug products internationally, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:

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

The potential size of the market for our drug products is uncertain.

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

We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargeback’s. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. Generally, we are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date up to twelve months after their expiration. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. In addition, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer (in our case, the GPOs) pays (wholesale acquisition cost) and the price that the GPO’s end-customer pays for a product (contracted customer). We do not have significant historical data on returns and allowances given our limited commercial distribution history. Although we believe that we have estimated the allowances very conservatively, actual results may differ significantly from our estimated allowances for discounts, returns, rebates and chargebacks. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Such changes to estimates will be made to the financial statements in the year in which the estimate is charged. In addition, our financial position, results of operations and cash flows may be materially and negatively impacted if actual future payments for allowances, discounts, returns, rebates and chargeback’s exceed the estimates we made at the time of the sale of our products.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology patents has emerged to date in the U.S. The laws of many countries may not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. Filing, prosecuting and defending patents on all our products or product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions and may not be covered by any of our patent claims or other intellectual property rights.

Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. We do not know whether any of our patent applications will result in the issuance of any patents, and we cannot predict the breadth of claims that may be allowed in our patent applications or in the patent applications we license from others.

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

The patent positions related to our drug products are inherently uncertain and involve complex legal and factual issues. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. We may be accused of patent infringement at any time. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents in the U.S.

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

If our competitors prepare and file patent applications in the U.S. or Europe that claim technology we also claim, we may have to participate in interference proceedings required by the USPTO to determine priority of invention or opposition proceedings in Europe, both of which could result in substantial costs, even if we ultimately prevail. Results of interference and opposition proceedings are highly unpredictable and may result in us having to try to obtain licenses which may not be available on commercially reasonable terms, or at all, in order to continue to develop or market certain of our products. If we need but cannot obtain a license, we may be prevented from marketing the affected product.

If third-party payers do not adequately reimburse providers for any of our products, if approved for marketing, we may not be successful in selling them.

Our ability to commercialize any products successfully will depend in part on the extent to which reimbursement will be available from governmental and other third-party payers, both in the U.S. and in foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability.

Reimbursement by a governmental and other third-party payers may depend upon a number of factors, including a governmental or other third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining reimbursement approval for a product from each third-party and governmental payer is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to obtain reimbursement.

In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that limit the amount that private insurance plans may pay to reimburse the cost of drugs, including our products. We believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may also impact sales of our products. In addition, current third-party reimbursement policies for our products may change at any time. Negative changes in reimbursement or our failure to obtain reimbursement for our products may reduce the demand for, or the price of, products, which could result in lower sales of our products, thereby weakening our competitive position and negatively impacting our results of operations.

Eligibility for coverage does not imply that any drug product will be reimbursed in all cases or at a rate that allows us to make a profit. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not become permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or Medicare or Medicaid data used to calculate these rates. Net prices for products also may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the U.S.

Wholesaler actions could increase competitive and pricing pressures on pharmaceutical manufacturers, including us.

We sell FUSILEV primarily through wholesalers. These wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. A small number of large wholesale distributors control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through fee-for-service arrangements, and their purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that we can manage these pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.

Rapid bio-technological advancement may render our drug products obsolete before we are able to recover expenses incurred in connection with their development. As a result, some of our drug products may never become profitable.

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

Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our product candidates abroad.

We intend to market certain of our existing and future product candidates in outside of the U.S. In order to market our existing and future product candidates in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals according to the applicable domestic laws and regulations. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not necessarily ensure approval by regulatory authorities in other countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as other risks specific to the jurisdictions in which we may seek approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for foreign regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

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

Our drug products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. The degree of market acceptance of any approved drug products will depend on a number of factors, including:

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

If our drug products receive regulatory approval but do not achieve an adequate level of acceptance by physicians, healthcare payers and patients, we may not generate drug product revenues sufficient to attain profitability.

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

In both the U.S. and certain foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory proposals related to pricing and reimbursement that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively, and are referred to collectively as the Healthcare Reform Acts. The Healthcare Reform Acts enacted provisions including a revision to the definition of “average manufacturer price” for reporting purposes, increasing Medicaid rebates, expanding the 340B drug discount program, and making changes to affect the Medicare Part D coverage gap, or “donut hole.” These reforms will significantly impact the pharmaceutical industry. The full effects of these provisions will become apparent as these laws are implemented and the Centers for Medicare & Medicaid Services and other agencies issue applicable regulations or guidance as required by the Acts. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

The sales of our products depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of health care. Such legislation and regulations may result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues.

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

The Health Insurance Portability and Accountability Act of 1996 also created prohibitions against health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the PhRMA Code on Interactions with Healthcare Professionals, as amended. We have adopted and implemented a compliance program designed to comply with applicable federal, state and local requirements wherever we operate, including but not limited to the laws of the states of California and Nevada.

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

As of December 31, 2011, there were 59,247,483 shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if vested, exercised or converted, would obligate us to issue up to approximately 10.7 million additional shares of common stock. However, we would receive approximately $57.9 million from the issuance of shares of common stock upon the exercise of all of the options and warrants. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we may sell additional shares of common stock or securities convertible or exercisable into common stock in public or private offerings, which would be available for resale in the market. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our existing stockholders. These issuances or other dilutive issuances would also cause our net income, if any, per share to decrease in future periods. The market price of our common stock could fall as a result of sales of any of these shares of common stock due to the increased number of shares available for sale in the market.

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

Factors that may cause the market price and volume of our common stock to decrease include:

•	recognition on up-front licensing or other fees or revenues;

•	payments of non-refundable up-front or license fees, or payment for cost-sharing expenses, to third parties;

•	adverse results or delays in our clinical trials;

•	fluctuations in our results of operations;

•	timing and announcements of our technological innovations or new products or those of our competitors;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	announcements of FDA non-approval of our drug products, or delays in the FDA or other foreign regulatory review process or actions;

•	changes in recommendations or guidelines of government agencies or other third parties regarding the use of our drug products;

•	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

•	concerns about our products being reimbursed;

•	any lawsuit involving us or our drug products;

•	developments with respect to our patents and proprietary rights;

•	public concern as to the safety of products developed by us or others;

•	regulatory developments in the U.S. and in foreign countries;

•	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

•	the pharmaceutical industry generally and general market conditions;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. Since January 3, 2011 through February 16, 2012, the closing price of our common stock ranged between $5.97 and $15.87, and the daily trading volume was as high as 7,426,200 shares and as low as 270,100 shares. In addition, due in large part to the current global economic crisis many institutional investors that historically had invested in specialty pharmaceutical companies have ceased operations or further investment in these companies, which has had negatively impacted trading volume for our stock.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2009, we identified a material weakness with regard to accounting for warrant instruments in our internal control over financial reporting for such period. Given this material weakness with regard to warrants, management was unable to conclude that we maintained effective internal control over financial reporting as of December 31, 2009. Since the determination regarding this material weakness, we devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. As described in Item 9A of this Annual Report on Form 10-K for the year ended December 31, 2011, no new or existing material weaknesses were identified and we determined that our internal control over financial reporting was effective as of December 31, 2011.

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

We are subject to federal and state income taxes in the U.S. and our tax liabilities are dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to:

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

On January 20, 2012 and February 17, 2012, respectively, we filed suit against Sandoz Inc. and Innopharma Inc, respectively following Paragraph IV certifications in connection with their filing separate Abbreviated New Drug Applications or ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court, District of Nevada and seek to enjoin the ANDAs plus recovery of our fees and costs incurred in such matters. While we believe our patent rights are strong, the ultimate outcome of these cases is uncertain.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 16, 2012 there were 59,271,035 shares of common stock outstanding and 367 stockholders of record. On February 16, 2012, the closing sale price of our common stock was $13.91 per share.

Market for Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “SPPI.” The high and low closing sale prices of our common stock reported by NASDAQ during each quarter ended in 2011 and 2010 were as follows:

	September 30,	September 30,
	High	Low
Year 2011:
First Quarter	$8.89	$5.97
Second Quarter	$10.36	$7.44
Third Quarter	$11.23	$7.53
Fourth Quarter	$14.97	$7.07
Year 2010
First Quarter	$5.48	$4.28
Second Quarter	$5.24	$3.79
Third Quarter	$4.66	$3.67
Fourth Quarter	$7.08	$4.05

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2006, the last trading day before our 2007 fiscal year, through the end of fiscal 2011 with the cumulative total return on $100 invested for the same period in the Russell 2000 index and two different peer indices, the Old Peer Group and the New Peer Group. We have elected to change our peer group to the New Peer Group because we believe the revised group is more representative of the companies perceived by investors as comparable to Spectrum based on the New Peer Group's similar stage of development and scale of operations, as opposed to being defined primarily by market capitalization, and therefore provides a more meaningful comparison of stock performance.

The New Peer Group consist of the following publicly-traded companies:

•	Alkermes, Inc.

•	Amarin Corporation plc

•	BioMarin Pharmaceutical Inc.

•	Celgene Corporation

•	Dendreon Corporation

•	Human Genome Sciences Inc

•	Jazz Pharmaceuticals Public Limited Company

•	Onyx Pharmaceuticals, Inc

•	Regeneron Pharmaceuticals, Inc.

•	Vertex Pharmaceuticals Incorporated

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Spectrum Pharmaceuticals, Inc.	100.00	49.19	26.94	80.29	124.23	264.56
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
Old Peer Group	100.00	102.13	74.27	104.00	108.42	86.05
New Peer Group	100.00	93.91	91.29	112.03	118.34	119.90

(1)

The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Unregistered Equity Issuances

We did not issue any unregistered securities during the year ended December 31, 2011 that were not otherwise disclosed in a previously filed Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Equity Repurchases

During the three months ended December 31, 2011, we purchased 10,000 shares of our common stock under our previously approved repurchase plan for an aggregate purchase price of $85,449. The following table provides information regarding our repurchases for each month comprising the fourth quarter of fiscal year 2011.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2011 – October 31, 2011	—	$—	—	$22,159,576

November 1, 2011 – November 30, 2011	—	$—	—	$22,159,576

December 1, 2011 – December 31, 2011	10,000	$8.52	10,000	$22,074,127

Total	10,000	$8.52	10,000

(1)

On June 13, 2011, we announced that our board of directors had authorized the repurchase of up to $25 million of our outstanding common stock through the end of 2012. The repurchase plan was announced by press release and Form 8-K filed June 15, 2011.

Repurchased shares have been recorded as treasury shares and will be held until our Board of Directors designates that these shares be retired or used for other purposes.

Dividends

We have never paid cash dividends on our common stock and we do not intend to pay cash dividends of our common stock in the foreseeable future. We currently intend to retain our earnings, if any, to finance future growth.

Item 6. Selected Financial Data

The following table presents selected historical financial data. We derived the selected statements of operations data for the years ended December 31, 2011, 2010 and 2009 and balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements and notes thereto that are included elsewhere in this annual report. We derived the selected statements of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements that do not appear in this annual report.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years ended December 31,
Statement of Operations Data:	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Total revenues	$192,963	$74,113	$38,025	$28,725	$7,672

Operating expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	33,838	17,439	8,148	1,193	—
Selling, general and administrative	72,553	48,550	33,607	15,156	11,577
Research and development	27,720	57,301	21,058	26,683	33,285
Amortization of purchased intangibles	3,720	3,720	3,720	158	—
Acquired in-process research and development	—	—	—	4,700	—

Income (loss) from operations	55,132	(52,897)	(28,508)	(19,165)	(37,190)
Change in fair value of common stock warrant liability	(3,488)	2,731	8,075	1,271	12,055
Other income, net	577	1,279	662	1,165	3,139

Income (loss) before provision for income taxes	52,221	(48,887)	(19,771)	(16,729)	(21,996)
(Provision) benefit for income taxes	(3,704)	43	(421)	(5)	(5)
Net loss attributable to non-controlling interest	—	—	1,146	2,538	20

Net income (loss) attributable to Spectrum Pharmaceuticals, Inc. stockholders	$48,517	$(48,844)	$(19,046)	$(14,196)	$(21,981)

Net income (loss) per share — basic	$0.91	$(0.99)	$(0.48)	$(0.45)	$(0.76)

Net income (loss) per share —diluted	$0.84	$(0.99)	$(0.48)	$(0.45)	$(0.76)

	As of December 31,
Balance Sheet Data:	2011	2010	2009	2008	2007
	(In thousands)
Cash, equivalents and investments	$170,545	$104,243	$113,341	$75,938	$55,659
Working capital	147,264	58,543	86,758	54,677	48,813
Total assets	280,780	163,631	173,133	129,509	57,540
Common stock warrant liability (at fair value)	—	3,904	6,635	765	2,035
Long term obligations, less current portion	14,336	25,833	25,310	42,822	992
Total stockholders’ equity (including non-controlling interest)	187,907	74,476	108,324	53,116	46,714

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

Our business strategy is comprised of the following initiatives:

•

Maximizing the growth potential of our marketed drugs, ZEVALIN and FUSILEV. Our near-term outlook largely depends on sales and marketing successes for our two marketed drugs. For ZEVALIN, we stabilized sales in 2009 after several years of declining sales and continue to work on growing the ZEVALIN brand, expand usage in Non-Hodgkins Lymphoma and expand indications through additional trials. We intend to increase our sales and marketing activities related to ZEVALIN as evidenced by the January 2012 agreement to acquire licensing rights to market ZEVALIN outside of the U.S. For FUSILEV, we are working to expand usage in colorectal cancer. We have initiated and continue to build appropriate infrastructure and additional initiatives to facilitate broad customer reach and to address other market requirements, as appropriate. We have formed a dedicated commercial organization comprised of highly experienced and motivated sales representatives, account managers, and a complement of other support marketing personnel to manage the sales and marketing of these drugs. In addition our scientific department supports field activities through various M.D.s, Ph.D.s and other medical science liaison personnel.

For FUSILEV, which we launched in August 2008, we were able to benefit from broad utilization in community clinics and hospitals and recognized a dramatic increase in sales beginning in the second half of 2010 due to a shortage of generic leucovorin. There has been a history of recurring and unreliable supply of generic leucovorin. In April 2011, we received two FDA approvals for FUSILEV. The first FDA approval was for the use of FUSILEV in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. The second FDA approval was for a “Ready-To-Use,” or RTU, formulation of FUSILEV. We are now actively engaged in marketing FUSILEV for use in advanced metastatic colorectal cancer and have engaged a focused commercial sales organization to work with our commercial group to support efforts to grow FUSILEV sales.

•

Optimizing our development portfolio and maximizing the asset values of its components. While over the recent few years, we have evolved from a development-stage to a commercial-stage pharmaceutical company, we have maintained a highly focused development portfolio. Our strategy with regard to our development portfolio is to focus on late-stage drugs and to develop them safely and expeditiously to the point of regulatory approval. We plan to develop some of these drugs ourselves or with our subsidiaries and affiliates, or secure collaborations with third parties such that we are able to suitably monetize these assets.

We have assembled a drug development infrastructure that is comprised of highly experienced and motivated M.D.s, Ph.D.s, clinical research associates and a complement of other support personnel to develop these drugs. During 2009, we achieved our goal of completing enrollment in the two Phase 3 apaziquone trials (with more than 1,600 patients enrolled) and finished the evaluation of the last patient in December 2011. We expect to file an NDA for apaziquone in 2012. We continue to work to maximize the value of apaziquone through further developmental efforts and additional trials.

With regard to our anti-cancer drug belinostat, a novel HDAC inhibitor, we have to date opened more than 100 clinical sites. We completed enrollment in September 2011, and expect to file an NDA in 2012. Belinostat has received “Fast Track” designation from the U. S. Food and Drug Administration, or the FDA, which means, if the FDA agrees, we can start filing a rolling new-drug application even before the clinical package is ready, beginning with the filing of pre-clinical data and Chemistry Manufacturing and Control.

We have several other exciting compounds in earlier stages of development in our portfolio. Based upon a criteria-based portfolio review, we are in the process of streamlining our pipeline drugs, allowing for greater focus and integration of our development and commercial goals.

•

Expanding our pipeline of development stage and commercial drugs through business development activities. It is our goal to identify new strategic opportunities that will create strong synergies with our currently marketed drugs and identify and pursue partnerships for out-licensing certain of our drugs in development. To this end, we will continue to explore strategic collaborations as these relate to drugs that are either in clinical trials or are currently on the market. We believe that such opportunistic collaborations will provide synergies with respect to how we deploy our internal resources. In this regard, we intend to identify and secure drugs that have significant growth potential either through enhanced marketing and sales efforts or through pursuit of additional clinical development. In January 2011, we entered into an agreement with Viropro, Inc. for the development of a biosimilar version of the monoclonal antibody drug rituximab. Biosimilars, or follow-on biologics, are terms used to describe officially-approved subsequent versions of innovator biopharmaceutical products made by a different sponsor following patent and exclusivity expiry. Under the agreement, we paid a nominal upfront payment and are required to make additional payments based on certain development, regulatory and sales milestones should we elect to continue development efforts. In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company for SPI-2012 (formerly known as "LAPS-GCSF"), a drug for the treatment of chemotherapy induced neutropenia. We believe our in-licensing of belinostat, a novel histone deacetylase, or HDAC, inhibitor, is also demonstrative of such business development efforts outlined above.

•

Managing our financial resources effectively. We remain committed to fiscal discipline, a policy which has allowed us to become well capitalized among our peers, despite a very challenging capital markets environment beginning in 2009 and continuing through 2011. This policy includes the pursuit of non-dilutive funding options, prudent expense management, and the achievement of critical synergies within our operations in order to maintain a reasonable burn rate. Even with the continued build-up in operational infrastructure to facilitate the marketing of our two commercial drugs, we intend to be fiscally prudent in any expansion we undertake.

In terms of revenue generation, we rely on sales from currently marketed drugs and intend to pursue out-licensing of select pipeline drugs in select territories, as discussed above. When appropriate, we may pursue other sources of financing, including non-dilutive financing alternatives. While we are currently focused on advancing our key drug development programs, we anticipate that we will make regular determinations as to which other programs, if any, to pursue and how much funding to direct to each program on an ongoing basis, based on clinical success and commercial potential, including termination of our existing development programs, especially if we do not expect value being realized from continued development.

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

Financial Condition

Liquidity and Capital Resources

Our cumulative losses, since inception in 1987 through December 31, 2011, are approximately $261.9 million. The year ended 2011 was the first year in which we generated a profit from operations. We remain dependent upon revenues from our two commercial drugs, specifically FUSILEV and ZEVALIN revenues. Our long-term strategy is to generate profits from the sale and licensing of our drug products. Accordingly, in the next several years, we expect to supplement our cash position with sales of ZEVALIN and FUSILEV, and generate licensing revenue from out-licensing of our other drug products.

While we believe that the approximately $171 million in cash, equivalents and investments, which includes long term marketable securities, we had available on December 31, 2011 will allow us to fund our current planned operations for at least the next twelve to eighteen months, we may, however, seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licenses of drugs. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well.

In November 2011, we received approval from the FDA to remove the pre-treatment biodistribution evaluation requirement, commonly referred to as the bioscan. ZEVALIN sales growth is largely dependent on the success of our repositioning campaign for ZEVALIN, which we announced in December 2011, at the American Society for Hematology conference in San Diego. We believe that the removal of the bioscan requirement and the repositioning campaign could result in increased sales. In April 2011 FUSILEV was approved for the use in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. We are now actively engaged in marketing FUSILEV for use in advanced metastatic colorectal cancer and have engaged a focused commercial sales organization to work with our commercial group to support efforts to grow FUSILEV sales.

Our expenditures for research and development or R&D consist of direct product specific costs (such as up-front license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others) and non-product specific, or indirect, costs (such as personnel costs, rent, and utilities, among others). The following summarizes our research and development expenses for the periods indicated and include related stock-based charges, but not amortization of intangibles or expensing of in-process research and development costs. We charge all research and development expenses to operations as incurred.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	($ in ‘000’s)
Apaziquone	$8,122	$6,165	$10,915
Belinostat	7,607	36,045	—
FUSILEV	1,309	1,281	1,125
ZEVALIN	176	421	563
Ozarelix	781	1,916	1,168
Ortataxel	113	716	311
Other development drugs	1,998	3,469	1,535

Total — Direct Costs	20,106	50,013	15,617
Indirect Costs (including non-cash share-based compensation of $1.6 million, $2.4 million and $3.2 million, respectively)	16,502	14,838	16,652
Partner Reimbursement	(8,888)	(7,550)	(11,211)

Total Research & Development	$27,720	$57,301	$21,058

Our primary focus areas for the foreseeable future, and the programs that are expected to represent a significant part of our R&D expenditures, are the on-going registrational clinical trials of apaziquone and belinostat and additional clinical studies in supporting the expanded utilization of our FDA products (ZEVALIN and FUSILEV). While we are currently focused on advancing these key product development programs, we continually evaluate our R&D programs of other pipeline products in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Our anticipated net use of cash for R&D in the fiscal year ending December 31, 2012, excluding the cost of stock compensation expenses and in-licensing or acquisitions of additional drugs, if any, is expected to range between approximately $38 and $42 million.

Under our various existing licensing agreements, we are contingently obligated to make various regulatory and business milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones during 2012. Upon successful achievement of these milestones, we will likely become obligated to pay during 2012 up to approximately $5.6 million, payable in cash or shares of common stock.

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

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $43.3 million for 2011 which includes net income in the period of $48.5 million adjusted for net non-cash credits of $20.7 million, offset primarily by a $30.9 million increase in accounts receivable as a result of increased product sales.

Net Cash Provided By Investing Activities

Net cash provided by investing activities of $746,000 in 2011 was primarily due to the $1.2 million net maturities of marketable securities which were partially offset by a $475,000 increase in property and equipment acquisitions.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $23.6 million in 2011, primarily relates to the $24.8 million in proceeds from the issuance of common stock as a result of the exercise of approximately 3.7 million warrants and $5.8 million related to the exercise of stock options under our stock incentive plan and purchases of shares under our employee stock purchase plan. These provisions were partially offset by the $2.9 million purchase of treasury stock and $4.0 million repurchase of shares to satisfy minimum tax withholding for restricted stock vestings.

Results of Operations

Results of Operations for Fiscal 2011 Compared to Fiscal 2010

Total Revenues. Total revenues increased $118.9 million, or 160.4%, to $193.0 million in 2011 from $74.1 million in 2010. We recognized approximately $180.7 million of revenue from net product sales, of which $153.1 million related to sales of FUSILEV and $27.6 million related to sales of ZEVALIN (each net of estimates for promotional, price and other adjustments, including adjustment of the allowance for product returns). Product revenues recorded for the year ended December 31, 2010 were $60.9 million, of which $32.0 million related to sales of FUSILEV and $28.9 million related to sales of ZEVALIN, a decrease of $1.3 million. Revenues from the sales of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin. Sales of FUSILEV initially grew significantly in the third and fourth quarter of 2010 and have continued through December 31, 2011.

We also recognized $12.3 million in 2011 and $13.2 million in 2010 of licensing revenues from the amortization of the $41.5 million upfront payment we received from Allergan in 2008 and a $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010. In January 2007, we received approximately $0.9 million, representing our 50% share of an economic interest that Aeterna Zentaris had from an arrangement with Nippon Kayaku for certain rights to ozarelix in Japan and recognized the amount as deferred revenue. In early 2010 we reevaluated the basis for deferral having determined that there are no further ongoing obligations and recorded the approximately $0.9 million as license revenue during 2010.

Cost of Product Sales. Cost of product sales increased $16.4 million, or 94.0% to $33.8 million in 2011. The increase in total cost of product sales relates to an increase in product revenues achieved during the year, start up costs incurred for new suppliers in 2011, an increase of $1.0 million for the amortization of Targent milestones and an increase in inventory reserves of $1.3 million.

Selling, General and Administrative. Selling, general and administrative expenses increased $24.0 million, or 49.4%, to $72.5 million in 2011, from $48.6 million in 2010. The increase is primarily due to:

•

$6.2 million increase in compensation and associated benefits, of which $3.5 million of the increase is attributable to sales and marketing expenses as a result of the expansion of our sales force. We expect sales and marketing activities will increase as we invest in additional commercial resources to increase market expansion of FUSILEV for its recently approved indication of colorectal cancer.

•	$14.5 million increase in non-cash compensation expenses of which $7.5 million related to the long-term retention and management incentive plan adopted during the second quarter of 2011.

•	$1.1 million increase in regulatory fees as a result of additional regulatory approvals in 2011.

Research and Development. Total research and development expenses decreased $29.6 million, or 51.6%, to $27.7 million in 2011, from $57.3 million in 2010. The decrease is primarily due to the $30.0 million upfront payment of belinostat, and a one-time charge of $3.1 million, representing the fair value of 751,956 shares of our common stock issued as consideration for the acquisition and licensing of compounds in 2010. These decreases were partially offset by an increase in on-going clinical trials expense incurred in 2011. We anticipate research and development expenses in 2012 to be higher than 2011, excluding the cost of stock compensation expenses and in-licensing or acquisition for additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $3.7 million for both 2011 and 2010 due to the amortization of intangibles from the acquisition of ZEVALIN.

Change in Fair Value of Common Stock Warrant Liability. We recorded a loss of $3.5 million for the change in the fair value of the warrant obligations during 2011 compared to income of $2.7 million in 2010. The change in fair value of the common stock warrant liability was primarily the result of the change in our stock price over the same period of time. Approximately 3.7 million of the outstanding warrants were exercised on or before September 15, 2011. No warrants recorded as a liability remain outstanding at December 31, 2011.

Other Income, net. The principal components of other income of $577,000 and $1.3 million during 2011 and 2010, respectively, consisted of currency gains and losses and net interest income. In addition, in 2010 we received $977,000 related to grants under the Qualifying Therapeutic Discovery Project Program administered under Section 48D of the Internal Revenue Code. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

Provision/Benefit for Income Taxes. We recorded a provision for income taxes of $3.7 million in 2011 as compared to a $43,000 benefit in 2010 due to our profitability in 2011.

Results of Operations for Fiscal 2010 Compared to Fiscal 2009

Total Revenues. Total revenues increased $36.1 million, or 94.9%, to $74.1 million in 2010 (net of estimates for promotional, price and other adjustments including distributor chargeback’s, rebates and returns reserves) from $38.0 million in 2009. We recorded approximately $60.9 million of revenue from the sales of ZEVALIN and FUSILEV as compared to approximately $28.2 million in 2009. ZEVALIN and FUSILEV revenues in 2010 were approximately $28.9 and $32.0 million respectively, compared to approximately $15.7 million and $12.5 million, respectively in 2009. The increase in ZEVALIN revenues included both an increase in unit sales and average selling prices. Revenues from the sales of FUSILEV have fluctuated in 2009 and 2010. During the first half of 2009, FUSILEV sales were higher due to a supply disruption of leucovorin. The disruption in supply abated in the second quarter of 2009, and subsequent FUSILEV sales were significantly lower than experienced in the first half of 2009. Commencing late in the second quarter of 2010, a similar disruption emerged and accordingly, in the second, third and fourth quarters of 2010, sales of FUSILEV grew significantly.

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

Other Income, Net. The principal components of other income of $1.3 million and $662,000 during 2010 and 2009, respectively, consisted of $977,000 related to grants under the Qualifying Therapeutic Discovery Project Program administered under Section 48D of the Internal Revenue Code as well as currency gains and losses and net interest income. We have lower investment yields due to the shift in our investment strategy to more conservative U.S. Treasury investments.

Nature of each accrual that reduces gross revenue to net revenue

Provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargeback’s are established as a reduction of product sales revenue at the time revenues are recognized. Management considers various factors in determination of such provisions, which are described more in detail below. Such estimated amounts are deducted from our gross sales to determine our net revenues. Provisions for bad and doubtful accounts are deducted from gross receivables to determine net receivables. Changes in our estimates, if any, are recorded in the statement of operations in the period the change is determined. If we materially over or under estimate the amount, there could be a material impact on our consolidated financial statements.

For the periods ended December 31, 2011 and 2010, the following is a roll forward of the provisions for product returns, discounts and rebates, data and distribution fees and chargeback allowances and estimated doubtful account allowances:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Chargeback’s and Discounts	Rebates	Returns	Data and Distribution Fees	Doubtful accounts	Total
	($ in ‘000’s)
Period ended December 31, 2011:
Balances at beginning of the period	$675	$14,474	$2,000	$1,874	$339	$19,362
Add provisions:	7,548	17,658	2,094	8,484	139	35,923
Less: Credits or actual allowances:	(6,281)	(24,018)	(94)	(4,492)	(7)	(34,892)

Balances at the close of the period	$1,942	$8,114	$4,000	$5,866	$471	$20,393

Period ended December 31, 2010:
Balances at beginning of the period	$860	388	$1,176	$213	$150	$2,787
Add provisions:	1,750	14,721	3,540	1,650	359	22,020
Less: Credits or actual allowances:	(1,935)	(635)	(2,716)	(982)	(170)	(6,438)

Balances at the close of the period	$675	$14,474	$2,000	$881	$339	$18,369

Amounts recorded as allowances on our consolidated balance sheets for 2011 and 2010 are reflected in the table above. The basis and methods of estimating these allowances, used by management, are described below.

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

(2) applicable WAC and the contract prices agreed with the GPOs; and

(3) the information of inventories remaining on hand at the wholesalers and distributors at the end of the period, actual chargeback reports received from our wholesalers and distributors as well as the chargebacks not yet billed (product shipped less the chargeback’s already billed back) in the calculation and validation of our chargeback estimates and reserves.

Discounts (generally prompt payment discounts) are accrued at the end of every reporting period based on the gross sales made to the customers during the period and based on their terms of trade for a product. We generally review the terms of the contracts between us and our customers, specifically price and discount structures, and other payment terms to estimate the discount accrual.

Customer rebates are estimated at every period end, based on direct purchases, depending on whether any rebates have been offered. The rebates are recognized when products are purchased and a periodic credit is given. Medicaid and Medicare rebates are based on the data we receive from the public sector benefit providers, which is based on the final dispensing of our product by a pharmacy to a benefit plan participant. We record Medicaid and Medicare rebates based on estimates for such expense. However, such amount have not been material to the financial statements.

Product returns allowances

Customers are typically permitted to return products within thirty days after shipment, if incorrectly shipped or not ordered, and within a window of time six months before and twelve months after the expiration of product dating, subject to certain restocking fees and preauthorization requirements, as applicable. The returned product is destroyed if it is damaged, quality is compromised or past its expiration date. Based on our returns policy, we refund the sales price to the customer as a credit and record the credit against receivables. In general, returned product is not resold. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and based on experience of our management with selling similar oncology products. We record an allowance for future returns by debiting revenue, thereby reducing gross product revenues and crediting a reserve for returns to other accrued liabilities.

Data and Distribution Fees

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual and Commercial Obligations

The following table summarizes our contractual and other commitments, including obligations under a facility lease and equipment leases, as of December 31, 2011, approximately:

	September 30,	September 30,	September 30,	September 30,	September 30,
($ in ‘000’s)	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations(1)
Capital Lease Obligations(2)	$45	$45	$—	$—	$—
Operating Lease Obligations(3)	2,809	654	1,293	862	—
Purchase Obligations(4)	23,525	14,356	9,169	—	—
Contingent Milestone Obligations(5)	210,469	5,591	61,547	21,492	121,839

Total	$236,848	$20,646	$72,009	$22,354	$121,839

(1)

The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily determinable. Such significant contingent obligations are described below under “Employment Agreement.”

(2)	The capital lease obligations are related to leased office equipment.

(3)

The operating lease obligations are primarily related to the facility lease for our principal executive office in Henderson, Nevada expiring April 30, 2014; and for our research and development facility in Irvine, California expiring June 30, 2016

(4)

Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2011. Approximately 90% of the purchase obligations consist of expenses associated with clinical trials and related costs for apaziquone, belinostat and ozarelix for each of the periods presented. Please see “Service Agreements” below for further information.

(5)

Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements.” While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of December 31, 2011, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will exceed the amount of the milestone obligation.

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

The potential contingent development and regulatory milestone obligations under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events relevant for us: conclusion of Phase 2 or commencement of Phase 3 clinical trials; filing of new drug applications in each of the U.S., Europe and Japan; and approvals from each of the regulatory agencies in those jurisdictions.

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

Employment Agreement

We have entered into an employment agreement with Dr. Shrotriya, our President and Chief Executive Officer, which expires January 2, 2013. The employment agreement automatically renews for a one-year calendar term unless either party gives written notice of such party’s intent not to renew the agreement at least ninety days prior to the commencement of the next year. The employment agreement requires Dr. Shrotriya to devote his full working time and effort to Spectrum’s business and affairs during the term of the agreement. The employment agreement provides for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of the Board of Directors.

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

Subject to limited exceptions, if any payment or distribution by us to or for the benefit of Dr. Shrotriya is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, or IRC, or any interest or penalties are incurred by Dr. Shrotriya with respect to such excise tax, then Dr. Shrotriya shall be entitled to receive an additional payment in an amount such that after payment by Dr. Shrotriya of all taxes (including any interest and penalties imposed with respect thereto) and excise tax imposed upon such payment, Dr. Shrotriya retains an amount of the payment equal to the excise tax imposed upon the payment.

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

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities reported in our consolidated financial statements. The estimation process requires assumptions to be made about future events and conditions, and is consequently inherently subjective and uncertain. Actual results could differ materially from our estimates.

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

(iv) collectability is reasonably assured.

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

Milestone payments under collaborative arrangements are triggered either by the results of our research and development efforts or by specified sales results by a third-party collaborator. Milestones related to our development-based activities may include initiation of various phases of clinical trials, successful completion of a phase of development or results from a clinical trial, acceptance of a New Drug Application by the FDA or an equivalent filing with an equivalent regulatory agency in another territory, or regulatory approval by the FDA or by an equivalent regulatory agency in another territory. Due to the uncertainty involved in meeting these development-based milestones, the development-based milestones are considered to be substantial (i.e. not just achieved through passage of time) at the inception of the collaboration agreement. In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of our performance. Our involvement is necessary to the achievement of development-based milestones. We would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. These sales-based milestones would be achieved after the completion of our development activities. We would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. In addition, upon the achievement of either development-based or sales-based milestone events, we have no future performance obligations related to any milestone payments.

Fair Value of Acquired Assets

The fair value of acquired tangible and identifiable intangible assets and liabilities assumed, including in process research and development , based on their estimated fair values at the acquisition date requires extensive use of accounting estimates and judgments. For each acquisition, we engage an independent third-party valuation firm to assist in determining the fair value of in-process research and development and identifiable intangible assets. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur. Additionally, we must determine whether an acquired entity considered to be a business or a set of net assets because a portion of the purchase price can only be allocated to goodwill in a business combination.

Research and Development

Research and development expenses include salaries and benefits, clinical trial and related manufacturing costs, contract and other outside service fees, and facilities and overhead costs related to our research and development efforts. Research and development expenses also consist of costs incurred for proprietary and collaboration research and development and include activities such as product registries and investigator-sponsored trials. Research and development costs are expensed as incurred. In certain instances we enter into agreements with third parties for research and development activities, where we may prepay fees for services at the initiation of the contract. We record such prepayment as a prepaid asset and charge research and development expense over the period of time the contracted research and development services are performed. In connection with the October 2008 co-development agreement, Allergan bears 65% of the development costs incurred for apaziquone in NMIBC, commencing January 1, 2009. During the years ended December 31, 2011, 2010 and 2009, approximately $8.8 million, $7.5 million $11.2 million, respectively, of development costs were reimbursed by Allergan, and credited against total related research and development expense. In addition, $85,000 of development costs in 2011 were reimbursed by TopoTarget in connection with the development of belinostat, and credited against total related research and development.

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

Fair Value Measurements

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the assessment of fair value. Cash equivalents consist of certificates of deposit and are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Marketable securities consist of U.S. Government Treasury bills, U.S. treasury-backed securities and corporate deposits, which are stated at carrying value as it approximates fair market value due to the short term maturities of these instruments.

A majority of our financial assets have been classified as Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements. We independently validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities trade in active markets.

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

Share-Based Compensation

We recognize compensation expense for all share-based awards made to employees and directors. The fair value of share based awards is estimated at the grant date using the Black-Scholes option-pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The fair value of the management incentive plan awards are estimated using a lattice or Monte Carlo valuation model. The determination of fair value using the Black-Scholes and lattice option-pricing models is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk free interest rate, expected dividends and projected employee stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

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

In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of December 31, 2011 and December 31, 2010, were primarily in money market accounts, short-term corporate bonds, certificate of deposits, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored.

Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on December 31, 2011 or December 31, 2010, any decline in the fair value of our investments would not be material in the context of our consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this report, referred to as the Evaluation Date. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

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

(b) Changes in internal control over financial reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Spectrum Pharmaceuticals, Inc.

We have audited Spectrum Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spectrum Pharmaceuticals, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spectrum Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Pharmaceuticals Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Spectrum Pharmaceuticals, Inc. and Subsidiaries and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

March 2, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2012 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April  30, 2012.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

(a)(3) Exhibits.

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

2.2#	Purchase and Formation Agreement, dated as of November 26, 2008, by and among the Registrant, Cell Therapeutics, Inc. and RIT Oncology, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2008, and incorporated herein by reference.)

2.3#	Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2009, and incorporated herein by reference.)

3.1+	Certificate of Incorporation, as amended through June 24, 2011.

3.2	Form of Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)

4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

4.2	Registration Rights Agreement, dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.3	Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of April 20, 2006, by and among the Registrant and Targent, Inc. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2006, and incorporated herein by reference.)

10.1	Sublease Agreement, dated as of December 2, 2010, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.2+	First Amendment to Sublease Agreement, dated November 16, 2011, between the Registrant and Del Webb Corporation.

10.3	Industrial Lease Agreement, dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.4	Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

Exhibit No.	Description

10.6	Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

10.7*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10.8*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10.9*	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

10.10#	License Agreement between the Registrant and Merck Eprova AG, dated May 23, 2006. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2006, and incorporated herein by reference.)

10.11*	Third Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)

10.12*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.13*	Long-Term Retention and Management Incentive Plan. (Filed as Exhibit 10.36 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.14*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

10.15*	Executive Employment Agreement by and between the Registrant and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.16*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.17#	License, Development, Supply and Distribution Agreement, dated October 28, 2008, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.33 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.18#	Amendment to License, Development, Supply and Distribution Agreement, dated June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.37 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

Exhibit No.	Description

10.19*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.20*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.21	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.22*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.23*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.24*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.25#	License Agreement, dated November 6, 2009, by and between the Registrant and Nippon Kayaku Co., Ltd. (Filed as Exhibit 10.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.26#	License and Collaboration Agreement, dated February 2, 2010, by and between the Registrant and TopoTarget A/S. (Filed as Exhibit 10.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.27	Asset Purchase Agreement, dated August 15, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.1 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on August 21, 2007, and incorporated herein by reference.)

10.28	First Amendment to Asset Purchase Agreement, dated December 9, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.48 to Cell Therapeutics, Inc.’s Form 10K, No. 001-12465, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.)

10.29	Supply Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.2 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on December 31, 2007, and incorporated herein by reference.)

10.30#	First Amendment to Supply Agreement, dated December 15, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.34 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.31	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

By:	/s/ RAJESH C. SHROTRIYA, M.D.
Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President

Date: March 2, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAJESH C. SHROTRIYA, M.D. Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 2, 2012

/s/ BRETT L. SCOTT Brett L. Scott	Senior Vice President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2012

/s/ KRISHAN K. ARORA, PH.D. Krishan K. Arora, Ph.D.	Director	March 2, 2012

/s/ LUIGI LENAZ, M.D. Luigi Lenaz, M.D.	Director	March 2, 2012

/s/ STUART M. KRASSNER, SC.D., PSY.D. Stuart M. Krassner, Sc.D., Psy.D.	Director	March 2, 2012

/s/ ANTHONY E. MAIDA, III, M.A., M.B.A., PH.D Anthony E. Maida, III, M.A., M.B.A., Ph.D	Director	March 2, 2012

/s/ DILIP J. MEHTA, M.D., PH.D. Dilip J. Mehta, M.D., Ph.D.	Director	March 2, 2012

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2011 and 2010 and

For Each of the Three Years Ended December 31, 2011

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Spectrum Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Pharmaceuticals, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spectrum Pharmaceuticals, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

March 2, 2012

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and equivalents	$121,202	$53,557
Marketable securities	40,060	42,117
Accounts receivable, net of allowance for doubtful accounts of $471 and $339, respectively	51,703	21,051
Inventories, net	10,762	4,234
Prepaid expenses and other current assets	2,074	906

Total current assets	225,801	121,865
Investments	9,283	8,569
Property and equipment, net	2,681	3,158
Intangible assets, net	41,654	29,605
Other assets	1,361	434

Total assets	$280,780	$163,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$54,771	$38,704
Accrued compensation and related expenses	1,788	3,313
Deferred revenue	12,300	12,300
Common stock warrant liability	—	3,904
Accrued drug development costs	9,678	5,101

Total current liabilities	78,537	63,322
Capital lease obligations	9	40
Deferred revenue and other credits — less current portion	14,029	25,495
Other long-term obligations	298	298

Total liabilities	92,873	89,155
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B Junior participating preferred stock —1,500,000 shares authorized: no shares issued and outstanding	—	—
Series E convertible voting preferred stock — $10,000 par value; 2,000 shares authorized; 20 and 26 shares issued and outstanding at December 31, 2011 and 2010, respectively, (aggregate liquidation value of $240)	123	160
Common stock, $0.001 par value — 175,000,000 shares authorized; 59,247,483 and 51,459,284 issued and outstanding at December 31, 2011 and 2010, respectively	59	51
Additional paid-in capital	452,761	384,757
Accumulated other comprehensive loss	(227)	(92)
Accumulated deficit	(261,883)	(310,400)
Less: Treasury stock at cost: 363,055 shares at December 31, 2011	(2,926)	—

Total stockholders’ equity	187,907	74,476

Total liabilities and stockholders’ equity	$280,780	$163,631

See accompanying notes to consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues:
Product sales, net	$180,663	$60,921	$28,225
License and contract revenue	12,300	13,192	9,800

Total revenues	$192,963	$74,113	$38,025

Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	33,838	17,439	8,148
Selling, general and administrative	72,553	48,550	33,607
Research and development	27,720	57,301	21,058
Amortization of purchased intangible assets	3,720	3,720	3,720

Total operating costs and expenses	137,831	127,010	66,533

Income (loss) from operations	55,132	(52,897)	(28,508)
Non-operating income (expense):
Change in fair value of common stock warrant liability	(3,488)	2,731	8,075
Other income, net	577	1,279	662

Income (loss) before provision for income taxes	52,221	(48,887)	(19,771)
(Provision) benefit for income taxes	(3,704)	43	(421)

Net income (loss)	48,517	(48,844)	(20,192)
Net loss attributable to non-controlling interest	—	—	1,146

Net income (loss) attributable to Spectrum Pharmaceuticals, Inc. stockholders	$48,517	$(48,844)	$(19,046)

Net income (loss) per share:
Basic	$0.91	$(0.99)	$(0.48)

Diluted	$0.84	$(0.99)	$(0.48)

Weighted average shares outstanding:
Basic	53,272,767	49,502,854	39,273,905

Diluted	57,959,714	49,502,854	39,273,905

See accompanying notes to consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

						Accumulated
						Other				Total	Non-
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Treasury Stock		Stockholders	Controlling
	Shares	Amount	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interest	Total
Balance at December 31, 2008	68	$419	32,166,316	$32	$281,059	$(146)	$(242,510)	—	$—	$38,854	$14,262	$53,116
Net Loss	—	—	—	—	—	—	(19,046)	—	—	(19,046)	(1,146)	(20,192)
Realized gains on investments	—	—	—	—	—	101	—	—	—	101	—	101
Unrealized loss on investments	—	—	—	—	—	(25)	—	—	—	(25)	—	(25)

Total comprehensive loss, net	—	—	—	—	—	76	(19,046)	—		(18,970)	(1,146)	(20,116)
Issuance of common stock and warrants for cash, net of issuance costs	—	—	15,187,715	15	81,779	—	—	—	—	81,794	—	81,794
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	2,067	2,067
Purchase of non controlling interest	—	—	—	—	(1,798)	—	—	—	—	(1,798)	(15,183)	(16,981)
Issuance of common stock to employees — shelf takedown	—	—	432,200	1	1,166	—	—	—	—	1,167	—	1,167
Stock Options tender offer	—	—	—	—	(2,520)	—	—	—	—	(2,520)	—	(2,520)
Issuance of common stock to 401(k) plan	—	—	139,795	—	448	—	—	—	—	448	—	448
Issuance of common stock for ESPP	—	—	65,715	—	292	—	—	—	—	292	—	292
Issuance of common stock upon exercise of stock options	—	—	488,750	1	1,261	—	—	—	—	1,262	—	1,262
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	207,014	—	6,860	—	—	—	—	6,860	—	6,860
Fair value of common stock issued to Targent, Inc. for NDA Approval	—	—	125,000	—	185	—	—	—	—	185	—	185
Fair value of common stock issued to Altair Inc. for Renazorb rights	—	—	113,809	—	750	—	—	—	—	750	—	750

Balance at December 31, 2009	68	$419	48,926,314	$49	$369,482	$(70)	$(261,556)	—	$—	$108,324	$—	$108,324
Net Loss	—	—	—	—	—	—	(48,844)	—	—	(48,844)	—	(48,844)
Unrealized loss on investments	—	—	—	—	—	(22)	—	—	—	(22)	—	(22)

Total comprehensive loss, net	—	—	—	—	—	(22)	(48,844)	—	—	(48,866)	—	(48,866)
Conversion of Series E preferred stock to common stock	(42)	(259)	84,000	—	259	—	—	—	—	—	—	—
Issuance of common stock to 401(k) plan	—	—	136,121	—	598	—	—	—	—	598	—	598
Issuance of common stock for ESPP	—	—	168,283	—	554	—	—	—	—	554	—	554
Issuance of common stock upon exercise of stock options	—	—	1,135,340	1	3,073	—	—	—	—	3,074	—	3,074
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	257,270	—	7,687	—	—	—	—	7,687	—	7,687
Fair value of common stock issued in connection with drug license	—	—	751,956	1	3,104	—	—	—	—	3,105	—	3,105

Balance at December 31, 2010	26	$160	51,459,284	$51	$384,757	$(92)	$(310,400)	—	$—	$74,476	$—	$74,476
Net Income	—	—	—	—	—	—	48,517	—	—	48,517	—	48,517
Unrealized loss on investments	—	—	—	—	—	(135)	—	—	—	(135)	—	(135)

Total comprehensive income, net	—	—	—	—	—	(135)	48,517	—	—	48,382	—	48,382
Conversion of Series E preferred stock to common stock	(6)	(37)	12,000	—	37	—	—	—	—	—	—	—
Issuance of common stock to 401(k) plan	—	—	65,889	—	593	—	—	—	—	593	—	593
Issuance of common stock for ESPP	—	—	100,386	—	655	—	—	—	—	655	—	655
Adjustments resulting from change in value of warrants recognized in equity	—	—	—	—	7,392	—	—	—	—	7,392	—	7,392
Issuance of common stock upon exercise of stock options	—	—	1,126,257	1	5,136	—	—	—	—	5,137	—	5,137
Issuance of common stock upon exercise of warrants	—	—	3,747,312	4	24,804	—	—	—	—	24,808	—	24,808
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	998,711	1	21,643	—	—	—	—	21,644	—	21,644
Purchase of treasury stock	—	—	—	—	—	—	—	363,055	(2,926)	(2,926)	—	(2,926)
Issuance of restricted stock for management incentive plan, net of shares repurchased/retired for minimum tax withholding	—	—	426,562	1	(4,033)	—	—	—	—	(4,032)	—	(4,032)
Fair value of common stock issued to Targent for milestone	—	—	1,311,082	1	11,777	—	—	— —	—	11,778	—	11,778

Balance at December 31, 2011	20	$123	59,247,483	$59	$452,761	$(227)	$(261,883)	363,055	$(2,926)	$187,907	$—	$187,907

See accompanying notes to consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$48,517	$(48,844)	$(20,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(12,300)	(12,300)	(9,186)
Depreciation and amortization	5,650	4,506	4,244
Stock-based compensation	22,237	8,285	7,423
Fair value of common stock issued for drug license	—	3,105	935
Change in fair value of common stock warrant liability	3,488	(2,731)	(8,075)
Provision for bad debt	245	359	—
Provision for inventory obsolescence	1,320	50	—
Loss on disposal of fixed assets	38	11	—
Changes in operating assets and liabilities:
Accounts receivable, net	(30,897)	(12,752)	1,118
Inventories, net	(7,848)	(1,054)	(1,389)
Prepaid expenses and other assets	(7,115)	(134)	(250)
Accounts payable and other accrued obligations	16,067	21,546	7,097
Accrued compensation and related expenses	(1,525)	(47)	404
Accrued drug development costs	4,577	503	1,149
Landlord contributions to tenant improvements	—	995	—
Deferred revenue and other credits	834	15,958	(912)

Net cash provided by (used in) operating activities	43,288	(22,544)	(17,634)

Cash Flows From Investing Activities:
Maturities of marketable securities	18,255	32,391	25,783
Purchases of marketable securities	(17,027)	(40,649)	—
Investment in ZEVALIN acquisition	—	—	(30,940)
Purchases of available for sale securities	(164)	—	—
Proceeds from sale of available for sale securities	157	—	—
Purchases of property and equipment	(475)	(1,576)	(673)

Net cash provided by (used in) investing activities	746	(9,834)	(5,830)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants, net of related offering costs and expenses	—	—	95,810
Proceeds from issuance of common stock from stock option exercises	5,137	3,074	1,262
Proceeds from issuance of common stock from warrant exercises	24,808	—	—
Proceeds from issuance of common stock to employees — shelf takedown	—	—	1,167
Proceeds from issuance of common stock under the ESPP plan	655	554	292
Repurchase of warrants	—	—	(71)
Repurchase of stock options pursuant to tender offer	—	—	(2,520)
Payments to acquire treasury stock	(2,926)	—	—
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(4,032)	—	—
Repayment of capital leases	(31)	(29)	—

Net cash provided by financing activities	23,611	3,599	95,940

Net increase (decrease) in cash and cash equivalents	67,645	(28,779)	72,476
Cash and equivalents — beginning of year	53,557	82,336	9,860

Cash and equivalents — end of year	$121,202	$53,557	$82,336

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,042	$27	$45

Cash paid for interest	$14	$17	$28

Financed portion of leasehold improvements	$—	$451	$—

Conversion of preferred stock to common stock	$37	$259	$—

Common stock issued for Targent milestones	$11,778	$259	$—

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

Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We currently market two oncology drugs, ZEVALIN® and FUSILEV® and have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. Apaziquone is presently being studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, under strategic collaborations with Allergan, Inc., or Allergan, Nippon Kayaku Co. Ltd., or Nippon Kayaku, and Handok Pharmaceuticals Co. Ltd., or Handok. Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, or PTCL, under a strategic collaboration with TopoTarget A/S or TopoTarget.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.

Principles of Consolidation

The consolidated financial statements include the accounts for Spectrum Pharmaceuticals, Inc., our wholly-owned subsidiaries, and joint ventures that we control, or of which we are determined to be the primary beneficiary. We evaluate the need to consolidate joint ventures in accordance with authoritative guidance. Investments by outside parties in our consolidated entities are recorded as non-controlling interest in our consolidated financial statements, and stated net after allocation of income and losses in the entity.

As of December 31, 2011, we had three consolidated subsidiaries: OncoRx Pharma Private Limited or OncoRx, wholly-owned and organized in Mumbai, India in 2008; Spectrum Pharmaceuticals GmbH, a wholly-owned inactive subsidiary, incorporated in Switzerland in April 1997; RIT Oncology, LLC, or RIT, wholly-owned since March 15, 2009 and organized in Delaware in October 2008; and a consolidated joint venture, Spectrum Pharma Canada, organized in Quebec, Canada in January 2008. We have eliminated all significant intercompany balances and transactions among the consolidated entities from the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the consolidated financial statements and accompanying notes. The estimation process requires assumptions to be made by management about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from those estimates.

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

Cash, Equivalents and Marketable Securities

Cash, equivalents and marketable securities primarily consist of bank checking deposits, short-term treasury securities, institutional money market funds, corporate debt and equity, municipal obligations, government agency notes, and certificates of deposit. We classify highly liquid short-term investments, with insignificant interest rate risk and maturities of three months or less at the time of acquisition, as cash and cash equivalents. Other investments, which do not meet the above definition of cash equivalents, are classified as either “held-to-maturity” or “available-for-sale” marketable securities. Investments that lack immediate liquidity, or which we intend to hold for more than one year are classified as investments on the accompanying balance sheet. All of our “available for sale securities” are classified as current assets based on our intent and ability to use any and all of these securities as necessary to satisfy our cash needs as they arise, by redeeming them at par with short notice and without penalty.

As of December 31, 2011, we held substantially all of our cash, equivalents and marketable securities at major financial institutions, which must invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily U.S. treasury bills or U.S. treasury backed securities, with limitations on investing in securities of any single issuer. We maintain cash balances in excess of federally insured limits in reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation and third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments and limit investing in long-term maturity instruments.

“Available-for-sale” marketable securities are carried at fair value, with any unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, as well as interest income and dividends on investments, are included in other income and expense. We have classified $9.3 million of our investments with maturity dates over 1 year from December 31, 2011 as long term based on our intention to hold to maturity.

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

The carrying values of our cash and equivalents, marketable securities, other securities and common stock warrants, carried at fair value as of December 31, 2011 and 2010, are classified in the table below in one of the three categories of the fair value hierarchy described below:

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
2011
Assets:
Cash and equivalents	$121,202	$—	$—	$121,202
Bank CDs (including restricted certificate of deposit of $500)	—	27,845	—	27,845
Money market currency funds	—	14,485	—	14,485
U.S. Government securities	—	7,013	—	7,013

Cash and equivalents, marketable securities and investments	121,202	49,343	—	170,545
Deferred compensation investments	—	972	—	972
Other securities	6	—	—	6

	$121,208	$50,315	$—	$171,523

Liabilities:
Deferred executive compensation liability	—	969	—	969

	$—	$969	$—	$969

2010
Assets:
Cash and equivalents	$53,557	$—	$—	$53,557
Bank CDs (including restricted certificate of deposit of $500)	—	29,985	—	29,985
Money market currency funds	—	15,488	—	15,488
U.S. Government securities	—	2,909	—	2,909
Corporate debt securities	—	2,304	—	2,304

Cash and equivalents, marketable securities and investments	53,557	50,686	—	104,243
Other securities	26	—	—	26

	$53,583	$50,686	$—	$104,269

Liabilities:
Common stock warrant liability	—	—	3,904	3,904

	$—	$—	$3,904	$3,904

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the assessment of fair value. Cash equivalents in the table consist of treasury reserves and are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Marketable securities consist of U.S. Government Treasury bills, U.S. treasury-backed securities and corporate deposits, which are stated at carrying value as it approximates fair market value due to the short term maturities of these instruments. Assets and liabilities related to deferred executive compensation consist primarily of mutual funds.

A majority of our financial assets have been classified as Level 2. These assets and liability have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The disclosed fair value related to our investments is based primarily on the reported fair values in our period-end brokerage statements. We independently validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities trade in active markets.

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended December 31, 2011 and 2010:

September 30,
Fair Value Measurements of 1 Unobservable Inputs (Level 3) ($ in 000’s)

Balance at December 31, 2009	$6,635
Transfers in / (out) of Level 3	—
Warrant forfeitures	(788)
Adjustments resulting from change in value of warrants recognized in earnings	(1,943)

Balance at December 31, 2010	3,904
Transfers in / (out) of Level 3	—
Adjustments resulting from change in value of warrants recognized in earnings	3,488
Adjustments resulting from exercise of warrants recognized in equity	(7,392)

Balance at December 31, 2011	$—

The fair value of common stock warrants are measured on their respective origination dates and at the end of each reporting period using Level 3 inputs. The significant assumptions we use in the calculations under the Black-Scholes Option Pricing Model as of December 31, 2011and 2010, included an expected term based on the remaining contractual life of the warrants, a risk-free interest rate based upon observed interest rates appropriate for the expected term of the instruments, volatility based on the historical volatility of our common stock, and a zero dividend rate based on our past, current and expected practices of granting dividends on common stock. The fair value of common stock warrants decreased approximately $3.9 million due to the exercise of 3,747,312 warrants on or before September 15, 2011, for a total aggregate exercise price of $24.8 million.

We did not elect the fair value option, as allowed, for our financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are still reported at their historical carrying values.

Concentration of credit risk

Our investments are subject to concentration of credit risk, which is managed by diversification of the investment portfolio and by the purchase of investment-grade securities.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Our product sales are concentrated in a limited number of customers. Sales to Customer A for the years ended December 31, 2011, 2010 and 2009 were 57.0%, 45.7% and, 27.1% respectively, of our total consolidated gross product sales. Sales to Customer B for the year ended December 31, 2011 was 19.1% of our total consolidated gross product sales. No other single customer generated over 10% of our consolidated gross product sales during the prior three fiscal years.

We are exposed to risks associated with extending credit to our customers related to the sale of products. We do not require collateral or other security to support credit sales, however, we maintain reserves for potential bad debt and to date, credit losses have been within management’s expectations. Customer A owed us 26.8% and 56.1% of net receivables as of December 31, 2011 and 2010, respectively. Customer B owed us 54.1% of net receivable as of December 31, 2011. No other single customer owed us more than 10% of our net receivables during the prior two fiscal years. All sales were to customers in the U.S.

We have single source suppliers for raw materials and the manufacturing of finished product of ZEVALIN. We are exposed to loss of revenue from the sale of these products if the supplier cannot fulfill demand. We also have single source suppliers for raw materials, and manufactured finished product for our development drug candidates. If we are unable to obtain sufficient quantities of such product, our research and development activities may be adversely affected.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. The lower of cost or market is determined based on net estimated realizable value after appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We record a reserve to adjust inventory to its net realizable value if (i) a product is close to expiration and not expected to be sold, (ii) when a project has reached its expiration date or (iii) when a product is not expected to be saleable. In determining reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, we have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. Differences between our estimated reserves and actual inventory adjustments have historically not been significant, and are accounted for in the current period as a change in estimate. During 2011 and 2010, expiring and excess inventory reserves of $1.3 million and $50,000, respectively, were recorded against cost of goods sold and the total reserve was $1.3 million and $50,000 at December 31, 2011 and 2010, respectively.

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

September 30,
Computers and software	3 to 5 years
Office furniture and equipment	5 to 7 years
Lab and media equipment	2 to 7 years

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The purchase price for the acquisition of ZEVALIN rights was allocated to identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date which is being amortized over its useful life of 10 years. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Identifiable intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years.

As also described in Note 3 below, we acquired all of the oncology drug assets of Targent in April 2006. As part of the consideration for the purchase of these assets, we agreed to pay milestone payments to Targent upon the achievement of certain regulatory events as well as for certain sales levels for FUSILEV within a calendar year. During 2011, we capitalized $16.8 million associated with the achievement of these milestones which are being amortized to cost of goods sold on a straight-line basis over the estimated useful life of 8.7 years.

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

We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. No impairment loss was recorded during the years 2011, 2010 or 2009.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to the customer. We sell our products to wholesalers and distributors of oncology products and directly to the end user, directly or through Global Purchasing Organizations or GPO’s (e.g., certain hospitals or hospital systems and clinics with whom we have entered into a direct purchase agreement). Our wholesalers and distributors purchase our products and sell the products directly to end users, which include, but are not limited to, hospitals, clinics, medical facilities, managed care facilities and private oncology based practices. Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to the customer, and the following additional criteria are met:

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

(iii) the selling price is both fixed and determinable; and

(iv) collectability is reasonably assured.

Provision for estimated product returns, sales discounts, rebates, chargeback’s and distribution and data fees are established as a reduction of gross product sales at the time such revenues are recognized. Thus, revenue is recorded, net of such estimated provisions.

In 2011, 2010 and 2009, based on our evaluation of FUSILEV return history to date combined with inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and other pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and the extensive experience of our management with selling the same and similar oncology products, we reserved approximately $4.0 million, $2.0 million and $1.2 million as of December 31, 2011, 2010 and 2009, respectively. No returns reserve is recorded for ZEVALIN since we invoice our end user customers and recognize revenues only when a patient is treated with ZEVALIN.

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

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During 2009, we changed the supply and distribution model for ZEVALIN. Previously, we sold ZEVALIN kits containing the CD20 MAB to radiopharmacies, who in turn ordered the radioactive isotope (Y-90 or In-111) separately and radiolabeled (or attached) the radioactive isotope to the CD20 MAB. The radiopharmacy then sold the end user product to the consumer. Under the current model we do not sell the ZEVALIN kits containing the CD20 MAB to the radiopharmacies, but instead contract with them, as a fee-for-service, to radiolabel the individual components of the CD20 MAB to the radioactive isotope, and then, also under a fee-for-service arrangement, have them distribute the end use product to the end user; the clinics, hospitals or other medical settings. In this regard, we now sell the CD20 MAB together with the radioactive isotope as the end user product. In November 2011 we received FDA approval to remove the bioscan and starting in January 2012 we are no longer supplying the imaging kit (In-111) used for bioscan.

Our product return policy permits our customers to return products within 30 days after shipment, if incorrectly shipped or not ordered, and within a window of time 6 months before and 12 months after the expiration of product dating, subject to certain restocking fees and preauthorization requirements, as applicable. The returned product is destroyed if it is damaged, its quality is compromised or it is past its expiration date. Based on our returns policy, we refund the sales price to the customer as a credit and record the credit against receivables. In general, returned product is not resold. We generally reserve the right to decline granting a return and to decide on product destruction. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and other pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and the extensive experience of our management with selling the same and similar oncology products. We record an allowance for future returns by reducing gross revenues and increasing the allowance for returns based upon our historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may influence the risk of product returns. Historical allowances for product returns have been within estimated amounts reserved or accrued. The amount of allowances for sales returns we recognized in the consolidated balance sheets as of December 31, 2011 and 2010 were $4.0 million and $2.0 million, respectively and are recorded in accrued obligations.

Milestone payments under collaborative arrangements are triggered either by the results of our research and development efforts or by specified sales results by a third-party collaborator. Milestones related to our development-based activities may include initiation of various phases of clinical trials, successful completion of a phase of development or results from a clinical trial, acceptance of a New Drug Application by the FDA or an equivalent filing with an equivalent regulatory agency in another territory, or regulatory approval by the FDA or by an equivalent regulatory agency in another territory. Due to the uncertainty involved in meeting these development-based milestones, the development-based milestones are considered to be substantial (i.e. not just achieved through passage of time) at the inception of the collaboration agreement. In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of our performance. Our involvement is necessary to the achievement of development-based milestones. We would account for development-based milestones as revenue upon achievement of the substantive milestone events. Milestones related to sales-based activities may be triggered upon events such as the first commercial sale of a product or when sales first achieve a defined level. These sales-based milestones would be achieved after the completion of our development activities. We would account for the sales-based milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone. In addition, upon the achievement of either development-based or sales-based milestone events, we have no future performance obligations related to any milestone payments.

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

As of each balance sheet date, we review purchase commitments and accrue drug development expenses based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. We maintain regular communication with our vendors, including our clinical sites, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ from estimated clinical trial costs and are adjusted for in the period in which they become known.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Basic and Diluted Net Income (Loss) Per Share

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

The following shows the amounts used in computing basic and diluted earnings per share for each of the three years in the period ended December 31, 2011:

	September 30,	September 30,	September 30,
(in thousands, except share and per share data)	Net Income (numerator)	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
December 31, 2011

Basic earnings per share:	$48,517	53,272,767	$0.91

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,185,224
Change in shares related to Targent and Management incentive plan milestones as if they had been issued at the beginning of the quarter earned		248,193
Incremental shares assumed issued on exercise of in the money warrants		200,656
Unvested restrictive stock		12,874

Diluted earnings per share	$48,517	57,959,714	$0.84

	September 30,	September 30,
	Year Ended December 31,
	2010	2009

Net loss — attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(48,844)	$(19,046)
Less:
Preferred dividends paid in cash or stock	—	—

Loss attributable to Spectrum stockholders	$(48,844)	$(19,046)

Weighted average shares issued and outstanding	49,502,854	39,273,905

Basic and diluted net loss per share	$(0.99)	(0.48)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	September 30,	September 30,
	Year Ended December 31,
	2010	2009
Series E Preferred Shares	52,000	136,000
Stock Options	5,157,935	4,451,733
Warrants	4,142,312	8,379,912

	9,352,247	12,967,645

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accounting for Employee Share-Based Compensation

We measure compensation expense for all share-based awards at fair value on the date of grant for the portion that is ultimately expected to vest and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

The fair value of share-based compensation is estimated based on the closing market price of our common stock on the day prior to the award grants for stock awards, using the Black-Scholes Option Pricing Model for stock options and warrants and a lattice or Monte Carlo valuation model for the management incentive plan. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award.

We recorded share-based employee compensation as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	($ in ‘000’s)
Research and development expense	$1,628	$2,484	$3,192
Selling, general and administrative expense	20,609	5,801	4,231

	$22,237	$8,285	$7,423

Warrant accounting

We account for common stock warrants pursuant to the applicable guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.” All registered warrants have been exercised as of December 31, 2011.

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

We have determined that the net deferred tax asset does not meet the “more likely than not” to be realized criteria and, accordingly, a valuation allowance has been recorded to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Acquisitions and Collaborations

For all in-licensed products, pursuant to authoritative guidance, we perform an analysis to determine whether we hold a variable interest or interests that give us a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with authoritative guidance which requires the disclosure of all components of comprehensive income, including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive income (loss) at December 31, 2011 and 2010, respectively consisted primarily of net unrealized gains/losses on investments in marketable securities as of that date.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board or the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011, which will be our fiscal year 2012, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

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

In April 2010, the FASB issued an accounting standards update that provides guidance on the milestone method of revenue recognition for research and development arrangements. Under the milestone method contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which we believe is more consistent with the substance of our performance under our various licensing and collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion/collaboration of clinical trials or regulatory approval for drug candidates. As of December 31, 2011, our agreements with partners included potential future payments receivable for development and sales milestones totaling approximately $457.1 million. Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there is substantial uncertainty whether any such milestones will be achieved. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the year ended December 31, 2011. However, this policy election may result in revenue recognition patterns for future milestones that are materially different from those recognized for milestones received prior to adoption.

3. Commercial and Drug Development Drug Products

We currently market two oncology products, ZEVALIN and FUSILEV. In addition, we have several products in clinical development, primarily including apaziquone which has completed patient enrollment for two Phase 3 clinical trials for bladder cancer and belinostat is being studied under a Special Protocol Assessment, or SPA, in a Phase 2 trial for relapsed or refractory PTCL. The following is a brief description of our key products as of December 31, 2011.

ZEVALIN: ZEVALIN is a prescribed form of cancer therapy called radioimmunotherapy which combines a source of radiation, called a radioisotope, with an antibody.

During the year ended December 31, 2011, 2010 and 2009, we recorded net revenues of $27.6 million, $29.0 million and, $15.7 million, respectively from sales of ZEVALIN.

In December 2008, we partnered with Cell Therapeutics, Inc., or CTI, to form a 50-50 owned joint venture, RIT Oncology, LLC, or RIT, to commercialize and develop ZEVALIN, a CD20-directed radiotherapeutic antibody, in the U.S. We paid $15 million for our 50% interest in RIT. Pursuant to provisions of the 2008 joint-venture agreement, in March 2009, we acquired the remaining 50% ownership of RIT for $16.5 million, resulting in RIT becoming our wholly-owned subsidiary. In April 2009, we disputed payment of an installment of $3.5 million of the $16.5 million, on the grounds that CTI’s unpaid liabilities pertaining to ZEVALIN, and CTI’s share of joint venture expenses equaled or exceeded the installment amount. In May 2009, we received an arbitration award of approximately $4.3 million. The entire $3.5 million was released to us and CTI additionally paid us approximately $0.8 million. The award was final, binding and non-appealable by either party.

The assets contributed by CTI to RIT were all of its interests in the ZEVALIN business, which included the U.S. development, sales and marketing rights to ZEVALIN as well as other assets acquired in the December 2007 agreement with Biogen. The assets acquired included the ZEVALIN FDA registration, FDA dossier, U.S. trademark, trade name and trade dress, customer list, certain patents and the assignment of numerous contracts. There was no continuity of physical facilities or personnel from the December 2007 transaction. The assets contributed by CTI to RIT also included the assets acquired in the June 2008 Access Agreement with Bayer Schering Pharma AG, which held the rights to ZEVALIN outside of the U.S. at that time. Under the Access Agreement, Bayer gave CTI access to data from Bayer’s Phase 3 first-line indolent trial of ZEVALIN. Finally, the assets contributed by CTI to RIT included CTI’s September 30, 2008 submission of the ZEVALIN supplemental Biologics License Application, or sBLA, for use in first-line consolidation therapy for patients with B-cell follicular NHL. The joint venture also assumed obligations of $2.2 million in current liabilities and certain contingent obligations.

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

In November 2011, we received approval from the FDA to remove the pre-treatment biodistribution evaluation requirement, commonly referred to as the bioscan from the ZEVALIN administration procedures.

As of December 31, 2011, our agreements with ZEVALIN partners included potential future payments for regulatory milestones totaling approximately $10.0 million.

In January 2012, we entered into an agreement to acquire licensing rights to market ZEVALIN outside of the U.S. from Bayer Pharma AG. See note 16.

FUSILEV for Injection: FUSILEV is the only commercially available drug containing only the pure active L-isomer of racemic (L and R forms) leucovorin. FUSILEV is currently indicated after high-dose methotrexate therapy in patients with osteosarcoma, and to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists.

We commercially launched FUSILEV in August 2008 and recorded net revenues of approximately $153.5 million, $32.0 million, and $12.5 million from FUSILEV sales for the years ended December 31, 2011, 2010 and 2009 respectively.

In April 2006, we acquired all of the oncology drug assets of Targent, Inc. The principal asset in the transaction was a license agreement to market FUSILEV in the field of oncology in North America. We paid an up-front fee in common stock, with a fair market value of approximately $2.7 million. As part of the consideration for the purchase of these assets, we agreed to pay milestone payments to Targent upon the achievement of certain regulatory events as well as for certain sales levels for FUSILEV within a calendar year. In connection with the achievement of the FDA approval milestone in April 2011, we issued an aggregate amount of 733,715 shares of common stock to certain of Targent’s stockholders, as directed by Targent. We capitalized $6.3 million associated with this regulatory milestone as intangible assets during 2011 which is being amortized over the estimated useful life of 8.7 years.

In addition, in the event that aggregate net sales of FUSILEV, as defined in the agreement, exceed $40 million and or $100 million during any calendar year, we are to pay to Targent $5 million in cash or the common stock equivalent thereof for each milestone. These milestone payments are in effect only with respect to the first calendar year in which aggregate net sales combined exceed such amount and not with respect to any subsequent calendar year in which aggregate net sales of the products combined exceed such amounts. In connection with the achievement of the first sales milestone of $40 million in May 2011 we issued 577,367 shares of common stock to certain of Targent’s stockholders, as directed by Targent. In September 2011, we achieved the second sales milestone of $100 million and paid $5 million in cash. The aggregate amount capitalized as intangible assets for these two sales milestones aggregated $10.4 million, which are being amortized over the estimated useful life of 8.6 years. Included in cost of goods sold expense for the year ended December 30, 2011 is $1.0 million related to the amortization of these milestones.

As of December 31, 2011, we have met all of the contractual milestones related to FUSILEV.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In 2009 we recorded stock-based research and development charges of $185,000 which represents the fair market value of 125,000 shares of our common stock issued in March 2009 as milestone payments to Targent, LLC.

Apaziquone: Apaziquone, a synthetic drug which is activated by certain enzymes present in higher amounts in cancer cells than in normal tissues, is currently being developed for non-muscle invasive bladder cancer.

In October 2008, we signed an exclusive development and commercialization collaboration agreement with Allergan for apaziquone. Under the terms of the agreement, Allergan paid us an up-front non-refundable $41.5 million at closing and will make additional payments of up to $302.5 million based on the achievement of certain development, regulatory and commercialization milestones. We retained exclusive rights to apaziquone in Asia, including Japan and China. Allergan received exclusive rights to apaziquone for the treatment of bladder cancer in the rest of the world, including the U.S., Canada and Europe.

In the U.S., we will co-promote apaziquone with Allergan and share equally in its profits and expenses. Allergan will also pay us royalties on all of its apaziquone sales outside of the U.S. Under the terms of the agreement, we will continue to conduct the development program, including the manufacture of clinical supplies and two Phase 3 registrational trials, and will be jointly responsible for obtaining regulatory approval for the product. Both parties share development expenses with Allergan bearing 65% of the cost. Pursuant to our revenue recognition policy, we will recognize the up-front payment of $41.5 million over the period of the development work, estimated at 4 to 5 years. As of December 31, 2011, and 2010, we have classified $8.3 million of such amount recorded on the consolidated balance sheet as current portion of deferred revenue.

In December 2009, we completed enrollment of our two Phase 3 pivotal clinical trials enrolling more than 1,600 patients with non-muscle invasive bladder cancer. As per the collaboration agreement with Allergan, we recorded a $1.5 million milestone payment from Allergan. Such amount was received in January 2010.

In November 2009, we entered into a collaboration agreement with Nippon Kayaku for the development and commercialization of apaziquone in Asia, except North and South Korea, referred to as the Nippon Kayaku Territory. In exchange, Nippon Kayaku paid us an up-front payment of $15.0 million, which was received in January 2010, and agreed to make additional payments of up to $136.0 million based on the achievement of certain regulatory and commercialization milestones. Nippon Kayaku received exclusive rights to apaziquone for the treatment of non-muscle invasive bladder cancer in Asia (other than North and South Korea), including Japan and China. Under the terms of the Nippon Kayaku collaboration agreement, Nippon Kayaku will conduct the apaziquone clinical trials pursuant to a development plan. In addition, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of apaziquone in the Nippon Kayaku Territory.

Also in November 2009, we entered into collaboration agreement with Handok for the development and commercialization of apaziquone for the treatment of non-muscle invasive bladder cancer in North and South Korea. Under the terms of the Handok collaboration agreement, Handok paid us an up-front payment of $1.0 million, which was received in January 2010, and potential milestone payments totaling approximately $18.6 million. The potential milestones will be based on the achievement of certain regulatory and commercialization milestones. Additionally, Handok will conduct the apaziquone clinical trials pursuant to a development plan and will be responsible for all expenses relating to the development and commercialization of apaziquone in North and South Korea.

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

Under the terms of the agreement, we will each pay 50% of the costs for chemical, pharmaceutical and other process development related to the manufacturing of the product that are incurred with a mutually agreed upon budget in the joint development plan. TopoTarget is responsible for supplying us with both clinical and commercial product.

4. Cash, Equivalents, Marketable Securities and Investments

Cash, equivalents and investments in marketable securities, including long term bank certificates of deposits, totaled $170.6 million and $104.2 million as of December 31, 2011 and 2010, respectively. Long term bank certificates of deposit include a $500,000 restricted certificate of deposit that collateralizes tenant improvement obligations to the lessor of our principal offices. The following is a summary of such investments (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair		Marketable Security
	Cost	Gains	Losses	Value	Cash	Current	Long Term
December 31, 2011
Cash and equivalents	$121,202	$—	$—	$121,202	$121,202	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	27,845	—	—	27,845	—	18,562	9,283
Money market currency funds	14,485	—	—	14,485	—	14,485	—
U.S. Government securities	7,013	—	—	7,013	—	7,013	—
Other securities (included in other assets)	35	—	29	6	—	—	6

Total investments	$170,580	$—	$29	$170,551	$121,202	$40,060	$9,289

December 31, 2010
Cash and equivalents	$53,557	$—	$—	$53,557	$53,557	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	29,985	—	—	29,985	—	21,416	8,569
Money market currency funds	15,488	—	—	15,488	—	15,488	—
U.S. Government securities	2,909	—	—	2,909	—	2,909	—
Corporate debt securities	2,304	—	—	2,304	—	2,304	—
Other securities (included in other assets)	35	—	9	26	—	—	26

Total investments	$104,278	$—	$9	$104,269	$53,557	$42,117	$8,595

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5. Intangible Assets

Intangible assets consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	($ in ‘000’s)
ZEVALIN intangibles	$41,900	$41,900
FUSILEV intangibles	16,778	—

	58,678	41,900
Less accumulated amortization	(17,024)	(12,295)

	$41,654	$29,605

During 2011 and 2010, ZEVALIN intangible amortization of $3.7 million is included in amortization of purchased intangibles. In addition, $1.0 million is included in cost of goods sold related to the FUSILEV Targent milestones achieved in 2011.

Future amortization of intangible assets is as follows:

September 30,
Years Ending December 31
2012	$5,691
2013	5,691
2014	5,691
2015	5,691
Thereafter	18,890

$41,654

6. Inventories

Inventories consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	($ in ‘000’s)
Raw materials	$1,213	$962
Work in process	4,726	—
Finished goods	4,823	3,272

	$10,762	$4,234

7. Property and Equipment

Property and equipment consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	($ in ‘000’s)
Computers and software	$1,656	$1,299
Lab and media equipment	886	892
Office furniture and equipment	899	889
Leasehold improvements	2,798	2,742
Assets held under capital lease obligations	146	146

	6,385	5,968
Less accumulated depreciation and amortization	(3,704)	(2,810)

	$2,681	$3,158

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Included in accumulated depreciation and amortization is $117,000 and $88,000 of amortization related to assets held under capital lease obligations at December 31, 2011 and 2010, respectively.

8. Accounts Payable and Other Accrued Obligations

Accounts payable and other accrued obligations consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	($ in ‘000’s)
Trade payables	$9,805	$8,734
Allowance for rebates	8,114	14,474
Accrued product royalty	11,003	4,026
Allowance for returns	4,000	2,000
Accrued data and distribution fees	5,866	881
Accrued GPO administrative fees	2,562	993
Inventory management fee	1,380	—
Accrued income taxes	1,409	—
Allowance for chargeback’s	950	350
Other accrued obligations	9,682	7,246

	$54,771	$38,704

For the periods ended December 31, 2011 and 2010, the following is a roll forward of the provisions for product returns, rebates, data and distribution fees and chargeback allowances (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Chargeback’s	Rebates	Returns	Data and Distribution Fees

Period ended December 31, 2011:
Balances at beginning of the period	$350	$14,474	$2,000	$1,874
Add provisions:	4,220	17,658	2,094	8,484
Less: Credits or actual allowances:	(3,620)	(24,018)	(94)	(4,492)

Balances at the close of the period	$950	$8,114	$4,000	$5,866

Period ended December 31, 2010:
Balances at beginning of the period	$851	388	$1,176	$213
Add provisions:	862	14,721	3,540	1,650
Less: Credits or actual allowances:	(1,363)	(635)	(2,716)	(982)

Balances at the close of the period	$350	$14,474	$2,000	$881

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9. Income Taxes

Significant components of the provision/(benefit) for income taxes consist of the following:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
	($ in ‘000’s)
Current:
Federal	$1,255	$(128)	$78
State	2,449	82	343
Foreign	—	3	—

	$3,704	$(43)	$421
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total	$3,704	$(43)	$421

The income tax provision/(benefit) differs from that computed using the federal statutory rate applied to income before taxes as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	($ in ‘000’s)
Tax provision/(benefit) computed at the federal statutory rate	$17,755	$(16,658)	$(6,697)
State tax, net of federal benefit	2,847	(2,082)	(981)
Expired tax attributes	385	32,236	8,097
Credits	(1,464)	(406)	(1,644)
Common stock warrant liability	1,186	(928)	(2,745)
Officers compensation	3,801	572	—
Stock based compensation	1,676	1,397	1,533
Permanent items and other	2,039	976	(737)
Valuation allowance	(24,521)	(15,150)	3,595

Income tax provision (benefit)	$3,704	$(43)	$421

Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	September 30,	September 30,
	2011	2010
	($ in ‘000’s)
Deferred tax assets:
Net operating loss carry forwards	$9,483	$36,279
Research credits	7,766	7,044
Stock based compensation	5,333	2,535
Deferred revenue	9,329	9,611
Depreciation and amortization differences	13,437	14,451
Other, net	1,968	1,914
Valuation allowance	(47,316)	(71,834)

	$—	$—

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2011, we had federal and state net operating loss carry forwards of approximately $19.6 million and $67.2 million, respectively. We have approximately $567,000 of foreign loss carry forwards that began to expire in 2011. The federal and state loss carry forwards begin to expire in 2018 and 2012, respectively, unless previously utilized. At December 31, 2011, we had federal and state research and development tax credits of approximately $8.1 million and $1.2 million, respectively. The federal research tax credit begins to expire in 2023 unless previously utilized. The state research and development credits have an indefinite carryover period.

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

We completed our most recent Section 382 study in December of 2010. As a result of the ownership changes from that study, we removed approximately $27.9 million of deferred tax assets relating to net operating losses and approximately $4.4 million of deferred tax assets related to research and development credits from the table of deferred taxes presented above as these deferred tax assets are expected to expire unutilized. We will continue to monitor for additional ownership changes as another change could result in additional net operating losses and credits expiring unutilized in the future.

Topic ASC 740 Income Taxes, clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized.

The following table summarizes activity related to our gross unrecognized tax benefits:

	September 30,	September 30,
	2011	2010
	($ in ‘000’s)
Balance at Beginning of year	1,697	—
Adjustments related to prior year tax positions	5	1,310
Increases related to current year tax positions	554	387

Balance at end of year	2,256	1,697

There were no unrecognized tax benefits as of December 31, 2009.

During 2011, we continue to believe that our tax positions meet the more likely than not standard required under the recognition phase of the authoritative guidance. However, we consider the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above.

Approximately $169,000 of the total unrecognized tax benefits as of December 31, 2011, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2007. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations.

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

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

10. Commitments and Contingencies

Facility and Equipment Leases

We sublease our principal executive office in Henderson, Nevada under a non cancelable operating lease expiring April 30, 2014. We also lease our research and development facility in Irvine, California under a non cancelable operating lease expiring June 30, 2016. Each lease agreement contains certain scheduled rent increases which are accounted for on a straight-line basis.

As part of our Irvine facility lease renewal in 2009, the landlord agreed to contribute up to approximately $1.5 million toward the cost of tenant improvements. The tenant improvements were completed in 2010 at an aggregate cost of approximately $1.4 million, of which, $451,000 is being financed. This landlord contribution is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense.

We have acquired certain furniture, fixtures and equipment under capital leases that are payable in various scheduled monthly installments through December 2012.

Future minimum lease payments are as follows:

	September 30,	September 30,
	Operating Leases	Capital Leases
	($ in ‘000’s)
Year ending December 31,
2012	$654	$45
2013	691	—
2014	602	—
2015	570	—
Thereafter	292	—

	$2,809	$45

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $601,000, $640,000, and $593,000, respectively.

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

The potential contingent development and regulatory milestone obligations under all of our licensing agreements are generally tied to progress through the various regulatory authorities’ approval process, which approval significantly depends on positive clinical trial results. The following items are typical of such milestone events: conclusion of Phase 2 or commencement of Phase 3 clinical trials; filing of new drug applications in each of the U.S., Europe and Japan; and approvals from each of the regulatory agencies in those jurisdictions.

In October 2008, we signed a license development and supply distribution agreement with Allergan for apaziquone. Under the terms of the agreement, Allergan paid us an up-front non-refundable $41.5 million at closing and will make additional payments of up to $304 million based on the achievement of certain development, regulatory and sales milestones. In November 2009, we entered into a collaboration agreement with Handok for the development and commercialization of apaziquone for the treatment of non-muscle

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

invasive bladder cancer in North and South Korea. Under the terms of the Handok collaboration agreement, Handok paid us an up-front payment of $1.0 million and is required to pay potential milestone payments of approximately $18.6 million. The potential milestones will be based on the achievement of certain regulatory and commercialization milestones. In June 2011, we amended the agreement with Allergan to, among other things, revise the target indications of additional clinical trials, and extend certain milestone dates, and to modify certain payment obligations and expense allocation provisions.

In March 2006, we entered into an Asset Purchase Agreement with Targent, Inc. As part of the consideration for the purchase of certain assets, we agreed to pay milestone payments to Targent upon the achievement of certain regulatory events as well as for certain sales levels for FUSILEV within a calendar year. In connection with the achievement of the FDA approval milestone in April 2011, we issued an aggregate amount of 733,715 shares of common stock to certain of Targent’s stockholders, as directed by Targent. We capitalized $6.3 million associated with this regulatory milestone as intangible assets during 2011 which is being amortized over the estimated useful life of 8.7 years.

In addition, in the event that aggregate net sales of FUSILEV, as defined in the agreement, exceed $40 million and or $100 million during any calendar year, we are to pay to Targent $5 million in cash or the common stock equivalent thereof for each milestone. These milestone payments are in effect only with respect to the first calendar year in which aggregate net sales combined exceed such amount and not with respect to any subsequent calendar year in which aggregate net sales of the products combined exceed such amounts. In connection with the achievement of the first sales milestone of $40 million in May 2011 we issued 577,367 shares of common stock to certain of Targent’s stockholders, as directed by Targent. In September 2011, we achieved the second sales milestone of $100 million and paid $5 million in cash for an aggregate, with the first sales milestone, of $10.4 million which we capitalized as intangible assets. These intangible assets are being amortized over the estimated useful life of 8.6 years. Included in cost of goods sold expense for the year ended December 30, 2011 is $1.0 million related to the amortization of these milestones. As of December 31, 2011, we have met all of the contractual milestones related to FUSILEV.

Given the uncertainty of the drug development and regulatory approval process, we are unable to predict with any certainty when any of the milestones will occur, if at all. Accordingly, the milestone payments represent contingent obligations that will be recorded as expense when the milestone is achieved. While it is difficult to predict when milestones will be achieved, we estimate that if all of our contingent milestones are successfully achieved within our anticipated timelines, our potential contingent cash development and regulatory milestone obligations, are $210.5 million as of December 31, 2011. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones during 2012. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $5.6 million during 2012.

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

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Supply Agreements

In connection with our acquisition of ZEVALIN, RIT assumed a supply agreement with Biogen Idec Inc., or Biogen, to manufacture ZEVALIN for sale in the U.S. pursuant to which we would purchase from Biogen, and Biogen would provide to us, kits to make ZEVALIN doses for sale to end-users in the U.S. at a “cost plus” manufacturing price.

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

Litigation

We are involved with various legal matters arising in the ordinary course of our business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows or financial condition.

11. Stockholder’s Equity

Authorized Stock

On July 6, 2006, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 50,000,000 shares to 100,000,000 shares. The amendment was filed with the Delaware Secretary of State on July 7, 2006. Further, on December 13, 2010, we filed the Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock with the Delaware Secretary of State which authorized 1,500,000 shares to be designated as Series B Junior Participating Preferred Stock. On June 13, 2011, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 shares to 175,000,000 shares. The amendment was filed with the Delaware Secretary of State on June 24, 2011. As of December 31, 2011, we also had 5,000,000 shares of preferred stock authorized, of which 1,500,000 shares were designated as Series B Junior Participating Preferred Stock and 2,000 shares were designated as Series E Voting Convertible Preferred Stock.

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

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Series E Preferred Stock

In September 2003, we received gross cash proceeds of $20,000,000 in exchange for the issuance of 2,000 shares of our Series E Convertible Voting Preferred Stock, or the Series E Preferred Stock, convertible into 4,000,000 shares of common stock, and warrants, exercisable for five years, to purchase up to a total of 2,800,000 shares of our common stock at an exercise price of $6.50 per share. As of December 31, 2011 and 2010, 20 and 26 shares of Series E Preferred Stock, convertible into 40,000 and 52,000 shares of common stock, respectively, and none of the related warrants, were outstanding. No dividends are payable on the Series E Preferred Stock. Pursuant to certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock, we have the option to redeem all of the unconverted Series E Preferred Stock outstanding at the end of a 20-day trading period if, among other things, in that period our common stock trades above $12.00 per share.

In the event we are the subject of any voluntary or involuntary liquidation, dissolution or winding up, before any distribution of our assets shall be made to the common stockholders, the holders of the Series E Preferred Stock shall be entitled to receive a liquidation preference in an amount equal to 120% of the stated value per share plus any declared and unpaid dividends thereon.

Treasury Stock

On June 13, 2011, our Board of Directors authorized the purchase of up to $25 million of our outstanding common stock through the end of 2012. During the six months ended December 31, 2011, we purchased 363,055 shares for an aggregate purchase price of $2.9 million.

Repurchased shares have been recorded as treasury shares and will be held until our Board of Directors designates that these shares be retired or used for other purposes.

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

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Other Equity Transactions

Pursuant to the terms of the April 2006 asset purchase agreement with Targent, LLC, upon achievement of certain regulatory and sales milestones Targent is eligible to receive payments in the form of shares of our common stock and/or cash. At our option, cash payments specified in the agreement may be paid in shares of our common stock having a value determined as provided in the asset purchase agreement, equal to the cash payment amount. During the three years ended December 31, 2011, we issued shares of common stock, for achievement of certain regulatory and sales achievement milestones, as follows. The fair value of the stock issued in March 2009 was recorded as stock-based research and development expense for the period in which the milestone was achieved. The fair value of the stock issued in 2011 is capitalized as an intangible asset on the accompanying consolidated balance sheet and is being amortized over the estimated useful life.

•	March 2009: 125,000 shares with a fair value of $185,000.

•	June to July 2011: 733,715 shares with a fair value of approximately $6,409,000.

•	August 2011: 577,367 shares with a fair value of approximately $5,370,000.

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

Common Stock Reserved for Future Issuance

As of December 31, 2011, approximately 10.7 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

September 30,
Conversion of Series E preferred shares	40,000
Exercise of stock options	10,185,521
Exercise of warrants	445,000

Total shares of common stock reserved for future issuances	10,670,521

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through December 2015. A summary of warrant activity is as follows:

	September 30,	September 30,
	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2008	5,444,555	7.28
Issued	6,931,607	6.55
Repurchased	(95,238)	6.62
Expired	(1,252,005)	10.03

Outstanding — December 31, 2009	11,028,919	6.52
Issued	275,000	5.59
Repurchased	(180,000)	5.16
Expired	(6,931,607)	6.55

Outstanding — December 31, 2010	4,192,312	6.45
Exercised	(3,747,312)	6.62

Outstanding — December 31, 2011	445,000	$5.04

Exercisable — December 31, 2011	420,000	$5.11

The following table summarizes information with respect to warrants outstanding and exercisable at December 31, 2011:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.00 - 2.50	50,000	1.3	$1.79	50,000	$1.79
$2.51 - 5.00	75,000	3.5	$3.82	50,000	$3.82
$5.01 - 6.00	120,000	1.7	$5.13	120,000	$5.13
$6.01 - 7.00	200,000	4.0	$6.26	200,000	$6.26

	445,000			420,000

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

12. Share-Based Compensation

Stock Options

We have three stock incentive plans: the 1997 Stock Incentive Plan, or the 1997 Plan, the 2003 Amended and Restated Incentive Award Plan, or the 2003 Plan and the 2009 Incentive Award Plan, or the 2009 Plan which was approved by our stockholders in June 2009 (collectively, the “Plans”). The 2003 Plan authorizes the grant of incentive awards, including stock options, for the purchase of up to a total of 10,000,000 shares. Subsequent to the adoption of the 2009 Plan, no new options have been granted pursuant the 2003 Plan or 1997 Plan. The Board and the stockholders approved 10,000,000 shares of common stock available for issuance under the 2009 Plan. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the 2009 Plan shall increase by the greater of (i) 2,500,000 and (ii) a number of shares such that the total number of shares of common stock available for issuance under the Plan shall equal 30% of the then number of shares of common stock issued and outstanding. As of December 31, 2011, approximately 6.8 million incentive awards were available for grant under the 2009 Plan.

During each of the three years in the period ended December 31, 2011, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Expected life (years)	4.93	4.93	5.0
Risk-free interest rate	0.82% - 2.4%	1.04 - 2.75%	2.27%
Volatility	55.8%	70.7%	72.4%
Dividend yield	0%	0%	0%

The expected option life assumption is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock commensurate with the expected life of the stock-based award. We have not paid any dividends on common stock since its inception and we do not anticipate paying dividends on our common stock in the foreseeable future.

We recognize shared-based compensation cost over the vesting period using the straight-line single option method. Share-based compensation expense is recognized only for those awards that are ultimately expected to vest. An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. These estimates are revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of stock option activity is as follows:

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2008	7,115,772	4.80
Granted (weighted-average fair value of $2.87 per share)	4,141,000	4.70
Exercised	(488,750)	2.58
Forfeited	(551,130)	5.35
Cancelled	(2,165,372)	7.75
Expired	(106,275)	4.62

Outstanding — December 31, 2009	7,945,245	4.04
Granted (weighted-average fair value of $2.65 per share)	3,350,070	4.26
Exercised	(1,135,340)	3.21
Forfeited	(1,347,786)	4.04
Expired	(415,095)	5.45

Outstanding — December 31, 2010	8,397,094	4.17
Granted (weighted-average fair value of $4.69 per share)	3,622,150	7.92
Exercised	(1,126,257)	4.07
Forfeited	(547,479)	4.81
Expired	(159,987)	5.17

Outstanding — December 31, 2011	10,185,521	$5.46	7.6	$93,394,945

Vested (exercisable) — December 31, 2011	5,911,400	$4.65	6.6	$59,016,707

Unvested (unexercisable) — December 31, 2011	4,274,121	$6.59	8.7	$34,378,238

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the common stock on December 30, 2011, which was $14.63 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2011:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.92 – 3.15	1,872,053	5.8	$2.05	1,716,681	$2.09
$3.55 – 4.95	2,746,406	7.5	$4.26	1,605,831	$4.30
$5.05 – 6.90	3,355,820	7.4	$6.28	1,987,531	$6.03
$7.00 – 8.99	1,983,117	9.4	$8.27	574,232	$8.25
$9.00 – 14.63	228,125	9.7	$11.47	27,125	$9.16

	10,185,521			5,911,400

Due to our rapid growth over the past few years and personnel turnover rate, in early 2009, we had a limited number of shares available for future grant under the 2003 Plan. Primarily in order to increase the pool of shares available for future grant under such plan, we conducted a tender offer to eligible employees to acquire options granted to certain of our employees pursuant to the 1997 Plan and 2003 Plan, and which were outstanding at March 23, 2009. Eligible employees were employees of Spectrum or its subsidiaries who held options with exercise prices in excess of $5.00. The cash amount offered to those employees was $0.01 for options with an exercise price over $10.00 and $1.15 for the options with an exercise price between $5.00 and $9.99.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On April 23, 2009, a total of 2,165,372 shares underlying eligible options were tendered by eligible employees and were accepted by us, representing 73% of the shares underlying eligible options that were eligible to be tendered in the offer. We made a cash payment in the aggregate of approximately $2.5 million to the eligible employees participating in the offer.

As of December 31, 2011, there was unrecognized compensation expense of $14.1 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.3 years. The aggregate intrinsic value of the options outstanding and options exercisable as of December 31, 2011 was $93.4 million and $59.0 million, respectively. The weighted average grant date fair value of stock options granted during the year ended December 31, 2011 was $4.69.

Restricted Stock

A summary of restricted stock activity is as follows:

	September 30,	September 30,
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested — December 31, 2008	377,500	$3.04
Granted	262,500	1.86
Vested	(284,375)	2.82
Forfeited	(2,500)	5.45

Non-vested — December 31, 2009	353,125	2.32
Granted	390,000	4.48
Vested	(261,500)	3.58
Forfeited	(122,125)	1.87

Non-vested — December 31, 2010	359,500	3.96
Granted	1,781,000	12.48
Vested	(1,104,025)	12.33
Forfeited	(83,950)	4.78

Non-vested — December 31, 2011	952,525	$10.11

The fair value of restricted stock awards is the quoted market price of our stock on the grant date, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.

During the years ended December 31, 2011, 2010 and 2009, the stock-based charge in connection with the expensing of restricted stock awards was approximately $4.1 million, $974,000 and $665,000, respectively. As of December 31, 2011, there was approximately $8.6 million of unrecognized stock-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 2.75 years.

401(k) Plan Matching Contribution

During the years ended December 31, 2011, 2010 and 2009 we issued 65,889, 136,121 and 139,795 shares of common stock as our match of approximately $593,000, $598,000 and $448,000, respectively, on the 401(k) contributions of our employees during those periods.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

A total of 5,000,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of December 31, 2011, 334,384 shares have been issued under the Purchase Plan. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the Purchase Plan shall increase by an amount equal to the lesser of (i) 1,000,000 shares or (ii) an amount determined by the Purchase Plan Administrator. However, in no event shall the number of shares of common stock available for future sale under the Purchase Plan exceed 10,000,000 shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.

The Purchase Plan replaces our 2001 Employee Stock Purchase Program, which was terminated by the Board effective June 26, 2009. Total Purchase Plan stock based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $249,000, $230,000 and $44,000, respectively.

13. Long-term Retention and Management Incentive Plan

Effective April 22, 2011, our Board of Directors adopted a Long-Term Retention and Management Incentive Plan referred to as the Incentive Plan to provide equity and cash incentives for our principal executive officer, principal financial officer and certain other named executive officers. The Incentive Plan rewards long-term corporate performance, with a goal of helping to align the total compensation of the participants with the interests of our stockholders. The Incentive Plan provides that, upon the occurrence of certain events, defined as a $750 million referred to as the Initial Capitalization Target and/or $1 billion market capitalization target referred to as the Subsequent Capitalization Target, each participant will be entitled to receive stock awards under our 2009 Incentive Award Plan, as amended, and cash awards upon a change in control. The Incentive Plan will terminate on April 22, 2016, the fifth anniversary of its effective date. The number of shares available for issuance under the Incentive Plan will not exceed 1,039,500 shares.

The fair value of each stock award under the Incentive Plan was estimated on the date of the grant using the Monte Carlo valuation model and assumed that the Initial Capitalization Target will be achieved at 13 months and the Subsequent Capitalization Target will be achieved at 20 months (collectively referred to as the “Service Life”), from the effective date. The key inputs used to estimate the awards’ fair value include the following:

September 30,
Term of Incentive Plan	5 Years
Estimated trading days from grant to end of market condition period	1,260
Average stock price on date of grant	$9.29
Number of common shares outstanding proximate to grant date	52,041,781
Maximum number of options expected to exercise during term	8,397,094
Expected annual stock volatility	65.0%
Expected return on common equity	15%

The fair value of these equity awards was determined to be approximately $8.1 million and will be amortized over the respective Service Life. Included in selling, general and administrative expense was $7.5 million of compensation expense for the year ended December 31, 2011.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On December 23, 2011, we achieved the Initial Capitalization Target which resulted in stock awards under the Plan as follows: (A) Rajesh C. Shrotriya, M.D., the Company’s Chief Executive Officer, was awarded 520,000 shares of our common stock, and (B) each of James E. Shields, our Chief Commercial Officer, and Brett L. Scott, our Acting Chief Financial Officer, were awarded 86,500 shares of the Company’s common stock. The shares of stock were issued under our 2009 Incentive Award Plan, as amended. In connection with the issuance of the common stock, we repurchased 266,438 shares aggregating $4.0 million to satisfy minimum tax withholdings which were simultaneously retired. At December 31, 2011, no deferred amounts were accrued in the accompanying consolidated balance sheet.

14. Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan or the Plan. The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The Plan will be administered by our Compensation Committee or a designee or designees of the Compensation Committee. The Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including management, as selected by the Plan administrator referred to as the Participants. Under the Plan, we will provide the Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Plan administrator, and we have the option to make discretionary contributions. During the year ended December 31, 2011, our match on the contributions of our employees was approximately $475,000.

15. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows:

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2011
Total revenues	$43,598	$45,362	$51,024	$52,979
Operating income	$17,507	$9,917	$18,050	$9,658
Net income	$12,777	$7,204	$20,255	$8,281
Net income per share, basic	$0.25	$0.14	$0.38	$0.15
Net income per share, diluted	$0.23	$0.12	$0.34	$0.13

Year ended December 31, 2010
Total revenues	$11,089	$12,343	$16,735	$33,946
Operating (loss) income	$(40,492)	$(12,266)	$(6,880)	$6,742
Net (loss) income	$(39,014)	$(9,676)	$(4,594)	$4,440
Net (loss) income per share, basic	$(0.80)	$(0.20)	$(0.09)	$0.09
Net (loss) income per share, diluted	$(0.80)	$(0.20)	$(0.09)	$0.08

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

16. Subsequent Events

In January 2012, we entered into an agreement to acquire licensing rights to market ZEVALIN outside of the U.S. from Bayer Pharma AG. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. Under the

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

agreement, Spectrum will have marketing rights, patents, and access to existing inventory of ZEVALIN from Bayer. Spectrum will utilize a combination of company resources and partnerships to support the product outside the U.S. In consideration for the rights granted under the Agreement, concurrently with the closing, Spectrum will pay Bayer one-time fee of Euro 19 million and will pay Bayer royalties based on a percentage of net sales of the licensed products in all territories worldwide except the U.S.

In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, or Hanmi, for SPI-2012 (formerly known as “LAPS-GCSF”), a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. We expect to initiate Phase 2 trials in collaboration with Hanmi in 2012. If SPI-2012 is ultimately commercialized, we will have worldwide rights except for Korea, China and Japan.

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

2.2#	Purchase and Formation Agreement, dated as of November 26, 2008, by and among the Registrant, Cell Therapeutics, Inc. and RIT Oncology, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2008, and incorporated herein by reference.)

2.3#	Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2009, and incorporated herein by reference.)

3.1+	Certificate of Incorporation, as amended through June 24, 2011.

3.2	Form of Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 16, 2004, and incorporated herein by reference.)

4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

4.2	Registration Rights Agreement, dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.3	Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of April 20, 2006, by and among the Registrant and Targent, Inc. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2006, and incorporated herein by reference.)

10.1	Sublease Agreement, dated as of December 2, 2010, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.2+	First Amendment to Sublease Agreement, dated November 16, 2011, between the Registrant and Del Webb Corporation.

10.3	Industrial Lease Agreement, dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.4	Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

Exhibit No.	Description

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.6	Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

10.7*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10.8*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10.9*	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

10.10#	License Agreement between the Registrant and Merck Eprova AG, dated May 23, 2006. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2006, and incorporated herein by reference.)

10.11*	Third Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)

10.12*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.13*	Long-Term Retention and Management Incentive Plan. (Filed as Exhibit 10.36 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.14*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

10.15*	Executive Employment Agreement by and between the Registrant and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.16*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.17#	License, Development, Supply and Distribution Agreement, dated October 28, 2008, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.33 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

Exhibit No.	Description

10.18#	Amendment to License, Development, Supply and Distribution Agreement, dated June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.37 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.19*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.20*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.21	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.22*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.23*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.24*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.25#	License Agreement, dated November 6, 2009, by and between the Registrant and Nippon Kayaku Co., Ltd. (Filed as Exhibit 10.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.26#	License and Collaboration Agreement, dated February 2, 2010, by and between the Registrant and TopoTarget A/S. (Filed as Exhibit 10.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.27	Asset Purchase Agreement, dated August 15, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.1 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on August 21, 2007, and incorporated herein by reference.)

10.28	First Amendment to Asset Purchase Agreement, dated December 9, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.48 to Cell Therapeutics, Inc.’s Form 10K, No. 001-12465, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.)

10.29	Supply Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.2 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on December 31, 2007, and incorporated herein by reference.)

10.30#	First Amendment to Supply Agreement, dated December 15, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.34 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.31	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Indicates a management contract or compensatory plan or arrangement.

#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

+	Filed herewith.