Form 10-Q
period 2012-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2012-04-27
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 20, 2012, 59,522,442 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$149,373	$121,202
Marketable securities	36,951	40,060
Accounts receivable, net of allowance for doubtful accounts of $528 and $471, respectively	55,380	51,703
Inventories, net	8,859	10,762
Prepaid expenses and other current assets	2,303	2,074
Deferred tax asset	10,000	—

Total current assets	262,866	225,801
Investments	10,863	9,283
Property and equipment, net	2,528	2,681
Intangible assets, net	40,231	41,654
Deferred tax asset	15,038	—
Other assets	2,355	1,361

TOTAL ASSETS	$333,881	$280,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$56,618	$54,771
Accrued compensation and related expenses	3,021	1,788
Deferred revenue	12,300	12,300
Accrued drug development costs	10,756	9,678

Total current liabilities	82,695	78,537
Capital lease obligations	—	9
Deferred revenue and other credits—less current portion	11,268	14,029
Tax liability	169	—
Other long-term obligations	298	298

Total liabilities	94,430	92,873
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:	—	—
Series B junior participating preferred stock, 1,500,000 shares authorized/ no shares issued and outstanding
Series E convertible voting preferred stock—$10,000 par value; 2,000 shares authorized; 20 shares issued and outstanding at March 31, 2012 and December 31, 2011 (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value—175,000,000 shares authorized; 59,459,356 and 59,247,483 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	60	59
Additional paid-in capital	458,011	452,761
Accumulated other comprehensive loss	(159)	(227)
Accumulated deficit	(215,341)	(261,883)
Less: Treasury stock at cost; 388,055 and 363,055 shares outstanding at March 31, 2012 and December 31, 2011, respectively	(3,243)	(2,926)

Total stockholders’ equity	239,451	187,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,881	$280,780

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product sales, net	$56,784	$40,523
License and contract revenue	3,075	3,075

Total revenues	59,859	43,598
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	8,673	6,580
Selling, general and administrative	18,262	12,751
Research and development	8,891	5,830
Amortization of purchased intangible assets	930	930

Total operating costs and expenses	36,756	26,091

Income from operations	23,103	17,507
Change in fair value of common stock warrant liability	—	(5,250)
Other income, net	138	520

Income before provision for income taxes	23,241	12,777
Benefit for income taxes	23,301	—

Net income	$46,542	$12,777

Net income per share:
Basic	$0.80	$0.25

Diluted	$0.71	$0.23

Weighted average shares outstanding:
Basic	58,464,059	51,297,523

Diluted	65,258,510	55,529,536

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$46,542	$12,777
Other comprehensive income, net of tax:
Unrealized gain on securities	68	50

Total comprehensive income	$46,610	$12,827

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$46,542	$12,777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(3,075)	(3,075)
Depreciation and amortization	1,668	1,152
Stock-based compensation	3,015	4,064
Deferred income tax benefit	(23,368)	—
Change in fair value of common stock warrant liability	—	5,250
Provision for bad debt	58	105
Provision for inventory obsolescence	88	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,735)	(31,051)
Inventories, net	1,815	(2,386)
Prepaid expenses and other assets	(574)	108
Accounts payable and other accrued obligations	1,847	(4,262)
Accrued compensation and related expenses	1,233	(1,059)
Accrued drug development costs	1,078	2,027
Deferred revenue and other credits	314	(1)

Net cash provided by (used in) operating activities	26,906	(16,351)

Cash Flows From Investing Activities:
Maturities of marketable securities	6,121	9,685
Purchases of marketable securities	(4,551)	(9,163)
Purchases of property and equipment	(92)	(180)
Purchases of available for sale securities	(622)	—

Net cash provided by investing activities	856	342

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	1,054	1,281
Payments to acquire treasury stock	(317)	—
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(319)	—
Repayment of capital leases	(9)	(7)

Net cash provided by financing activities	409	1,274

Net increase (decrease) in cash and cash equivalents	28,171	(14,735)
Cash and cash equivalents—beginning of period	121,202	53,557

Cash and cash equivalents—end of period	$149,373	$38,822

Supplemental Disclosure of Cash Flow Information:
Conversion of preferred stock to common stock	$—	$37

Targent milestone included in other assets and accrued liabilities	$—	$5,000

See accompanying notes to condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Basis of Presentation

Business

Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company with fully integrated commercial and drug development operations, with a primary focus in oncology and hematology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We currently market two oncology drugs, ZEVALIN® and FUSILEV® and have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2012 and the results of operations and cash flows for the related interim periods ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other periods. The unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The accounting policies followed by us and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on March 2, 2012 with the SEC. We have not changed our significant accounting policies as of March 31, 2012. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on March 2, 2012.

Variable Interest Entity

Our Canadian affiliate, Spectrum Pharma Canada, is owned 50% by us and was organized in Quebec, Canada in January 2008. We fund 100% of the expenditures and, as a result, we are the party with the controlling financial interest. We are the primary beneficiary of Spectrum Pharma Canada, which is determined to be a variable interest entity. As a result of this characterization, it is consolidated in our financial statements as though it is a wholly-owned subsidiary. We have eliminated all significant intercompany balances and transactions among the consolidated entities from the condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance became effective for fiscal years beginning after December 15, 2011. In December 2011, the FASB issued an accounting standards update that defers the presentation requirement for other comprehensive income reclassifications on the face of the financial statements. We adopted the provisions of the guidance in the first quarter of 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements. In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance became effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted the provisions of the guidance in the first quarter of 2012. The adoption did not have a material impact on our consolidated financial statements.

Acquisitions and Collaborations

For all in-licensed products, pursuant to authoritative guidance issued by the FASB, we perform an analysis to determine whether we hold a variable interest or interests that give us a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of March 31, 2012, we determined there were no variable interest entities required to be consolidated.

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

Basic and Diluted Earnings per Share

We calculate basic and diluted net income per share using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income used in this calculation for preferred stock dividends (if any) declared during the period. In periods of a net loss position, basic and diluted weighted average shares are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and other common stock equivalents outstanding during the period.

	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
(in thousands, except share and per share data)
Three Months Ended March 31, 2012
Basic earnings per share:	$46,542	58,464,059	$0.80

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		5,993,345
Incremental shares assumed issued on exercise of in the money warrants		284,437
Unvested restrictive stock		476,669

Diluted earnings per share	$46,542	65,258,510	$0.71

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options		45,000

	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
(in thousands, except share and per share data)
Three Months Ended March 31, 2011
Basic earnings per share:	$12,777	51,297,523	$0.25

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		3,297,552
Incremental shares assumed issued on exercise of in the money warrants		124,035
Unvested restrictive stock		207,996
Targent milestone which may be settled in cash or stock		562,430

Diluted earnings per share	$12,777	55,529,536	$0.23

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive warrants	$5,250	198,437
Antidilutive options		277,900

2.	Cash, Equivalents and Marketable Securities

As of March 31, 2012, we held substantially all of our cash, equivalents and marketable securities at major financial institutions, which must invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. We maintain cash balances in excess of federally insured limits in reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation and third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments and limit investing in long-term maturity instruments.

Cash, equivalents and investments in marketable securities, including long term bank certificates of deposits, totaled $197.2 million and $170.6 million as of March 31, 2012 and December 31, 2011, respectively. Long term bank certificates of deposit include a $500,000 restricted certificate of deposit that collateralizes tenant improvement obligations to the lessor of our principal offices. The following is a summary of such investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash	Marketable Security
						Current	Long Term
March 31, 2012
Cash and equivalents	$149,373	$—	$—	$149,373	$149,373	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	25,314	—	—	25,314	—	14,451	10,863
Money market currency funds	17,487	—	—	17,487	—	17,487	—
U.S. Government securities	5,013	—	—	5,013	—	5,013	—
Other securities (included in other assets)	657	—	15	642	—	—	642

Total investments	$197,844	$—	$15	$197,829	$149,373	$36,951	$11,505

December 31, 2011
Cash and equivalents	$121,202	$—	$—	$121,202	$121,202	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	27,845	—	—	27,845	—	18,562	9,283
Money market currency funds	14,485	—	—	14,485	—	14,485	—
U.S. Government securities	7,013	—	—	7,013	—	7,013	—
Other securities (included in other assets)	35	—	29	6	—	—	6

Total investments	$170,580	$—	$29	$170,551	$121,202	$40,060	$9,289

3.	Fair Value Measurements

The carrying values of our cash and cash equivalents, marketable securities, other securities and common stock warrants, carried at fair value as of March 31, 2012 are classified in the table below in one of the three categories of the fair value hierarchy described below:

	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets:
Cash and equivalents	$149,373	$—	$—	$149,373
Bank CDs (including restricted certificate of deposit of $500)	—	25,314	—	25,314
Money market currency funds	—	17,487	—	17,487
U.S. Government securities	—	5,013	—	5,013

Cash and equivalents, and marketable securities and investments	149,373	47,814	—	197,187
Deferred compensation investments	—	1,240	—	1,240
Other securities	642	—	—	642

	$150,015	$49,054	$—	$199,069

Liabilities:
Deferred executive compensation liability	—	1,327	—	1,327

	$—	$1,327	$—	$1,327

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

A majority of our financial assets have been classified as Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities trade in active markets.

We did not elect the fair value option, as allowed, to account for financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as trade accounts receivable and payable, are reported at their historical carrying values.

4.	Intangible Assets

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
	($ in ‘000’s)
Zevalin intangibles	$41,900	$41,900
Fusilev intangibles	16,778	16,778

	58,678	58,678
Less: accumulated amortization	(18,447)	(17,024)

	$40,231	$41,654

During the three months ended March 31, 2012, Zevalin intangible amortization of $930,000 is included in amortization of purchased intangibles. In addition, during the three months ended March 31, 2012, $493,000 is included in cost of goods sold related to Fusilev Targent milestones achieved in 2011. There were no comparable amounts for the three months ended March 31, 2011.

5.	Inventories

Inventories, net of allowances consisted of the following:

	March 31, 2012	December 31, 2011
	($ in ‘000’s)
Raw materials	$998	$1,213
Work-in-process	2,651	4,726
Finished goods	5,210	4,823

	$8,859	$10,762

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors, and record reserves for obsolete and slow-moving inventories for amounts which we may not realize.

6.	Accounts payable and accrued obligations

Accounts payable and other accrued obligations consisted of the following:

	March 31, 2012	December 31, 2011
	($ in ‘000’s)
Trade payables	$9,950	$9,805
Allowance for rebates	8,157	8,114
Accrued product royalty	8,505	11,003
Allowance for returns	4,500	4,000
Accrued data and distribution fees	5,900	5,866
Accrued GPO administrative fees	2,395	2,562
Inventory management fee	945	1,380
Accrued income taxes	—	1,409
Allowance for chargebacks	8,294	950
Other accrued obligations	7,972	9,682

	$56,618	$54,771

7.	Income Taxes

On an interim basis, we estimate that the anticipated annual effective tax rate for the provision for income taxes would be 8.14% and have recorded a quarterly income tax provision in accordance with this anticipated annual rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the we conduct business.

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

Based on the weight of both positive and negative evidence, we concluded that it is more likely than not that the domestic net deferred tax assets will be realized, and therefore, we have released our domestic valuation allowance for the quarter ended March 31, 2012. We released approximately $22 million as part of the projected annual effective tax rate and released the remaining $24 million of the domestic valuation allowance as a discrete item in the quarter ended March 31, 2012. We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it not more likely than not that the foreign net deferred tax assets will be realized.

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

Facility Lease

We sublease our principal executive office in Henderson, Nevada under a non cancelable operating lease expiring April 30, 2014. We also lease our research and development facility in Irvine, California under a non cancelable operating lease expiring June 30, 2016. The lease agreement (and the sublease agreement each) contains certain scheduled rent increases which are accounted for on a straight-line basis.

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

In March 2006, we entered into an Asset Purchase Agreement with Targent, Inc. As part of the consideration for the purchase of certain assets, we agreed to pay milestone payments to Targent upon the achievement of certain regulatory events as well as for certain sales levels for Fusilev within a calendar year. In connection with the achievement of the FDA approval milestone in April 2011, we issued an aggregate of 733,715 shares of common stock to certain of Targent’s stockholders, as directed by Targent. We capitalized $6.3 million associated with this milestone as intangible assets during the three months ended June 30, 2011 which is being amortized over the estimated useful life of 8.7 years.

In addition, in the event that aggregate net sales of Fusilev, as defined in the agreement, exceed $40 million and or $100 million during any calendar year, we are to pay to Targent $5 million in cash or the common stock equivalent thereof for each milestone. These milestone payments are in effect only with respect to the first calendar year in which aggregate net sales combined exceed such amount and not with respect to any subsequent calendar year in which aggregate net sales of the products combined exceed such amounts. In connection with the achievement of the first sales milestone of $40 million in May 2011 we issued 577,367 shares of common stock to certain of Targent’s stockholders, as directed by Targent. In September 2011, we achieved the second milestone of $100 million and paid $5 million in cash for an aggregate with the first sales milestone of $10.0 million. We capitalized the $10.0 million associated with these milestones as intangible assets. These intangible assets are being amortized over the estimated useful life of 8.6 years. Included in cost of goods sold expense for the year ended December 30, 2011 is $1.0 million related to the amortization of these milestones. As of December 2011, we have met all of the contractual milestones related to FUSILEV.

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

In consideration for the rights granted to us under the license and collaboration agreement with TopoTarget, we paid TopoTarget an up-front fee of $30.0 million which is recorded as research and development expense in the accompanying condensed consolidated financial statements. In addition, we will pay up to $313 million and one million shares of Spectrum common stock based on the achievement of certain development, regulatory and sales milestones, as well as certain royalties on net sales of belinostat. Under the terms of the agreement, all development, including studies, will be conducted under a joint development plan and in accordance with a mutually agreed upon target product profile provided that we have final decision-making authority for all developmental activities in North America and India (and China upon exercise of the option for China) and TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. We will assume all responsibility for and future costs of the ongoing registrational PTCL trial while TopoTarget will assume all responsibility for and future costs of the ongoing Phase 2 CUP trial. We and TopoTarget will conduct future planned clinical trials pursuant to the joint development plan, of which we will fund 70% of the development costs and TopoTarget will fund 30% of the development costs.

Under the terms of the agreement, we will each pay 50% of the costs for chemical, pharmaceutical and other process development related to the manufacturing of the product that are incurred with a mutually agreed upon budget in the joint development plan. TopoTarget is responsible for supplying us with both clinical and commercial product.

In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, or Hanmi, for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. In consideration for the rights granted to us under the co-development and commercialization agreement with Hamni, we paid Hamni a fee which is included in research and development expense in the accompanying condensed consolidated financial statements because the technology has not yet achieved regulatory approval. We expect to initiate Phase 2 trials in collaboration with Hanmi in 2012. Under the terms of the agreement, we will share the costs and expenses of the study although we will have primary responsibility for them. If SPI-2012 is ultimately commercialized by us, we will have worldwide rights except for Korea, China and Japan upon payment of fees and milestone payments related to further development, regulatory approvals and sales targets.

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

At each period end, we accrue for all costs of goods and services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. Generally, we are in a position to accelerate, slow down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow down the work on any project, the associated costs for those projects would be limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and can thus avoid paying for the services that have not yet been rendered and our future purchase obligations would be reduced accordingly.

Employment Agreement

We have entered into an employment agreement with Dr. Rajesh C. Shrotriya, our President and Chief Executive Officer, which expires January 2, 2013. The employment agreement automatically renews for subsequent one-year calendar terms unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the new term. The employment agreement requires Dr. Shrotriya to devote his full working time and effort to our business and affairs during the term of the agreement. The employment agreement provides for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

Litigation

We are involved with various legal matters arising in the ordinary course of our business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our condensed consolidated results of operations, cash flows or financial condition.

9.	Stockholder’s Equity

Treasury Stock

On June 13, 2011, our Board of Directors authorized the repurchase of up to $25 million of our outstanding common stock through the end of 2012. During the three months ended March 31, 2012, we repurchased 25,000 shares of our common stock for an aggregate purchase price of $317,000.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Warrant Activity

We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by consultants. Our outstanding warrants expire on varying dates through June 2015. Below is a summary of warrant activity during the three months ended March 31, 2012:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2011	445,000	$5.04
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, at March 31, 2012	445,000	$5.04

Exercisable, at March 31, 2012	420,000	$5.11

Share-Based Compensation

We record share-based employee compensation expense for all equity-based programs, including stock options, restricted stock grants, 401(k) plan matching and our employee stock purchase plan. Total expense recorded for the three month periods ended March 31, 2012 and 2011 is as shown below:

	Three Months Ended March 31,
	2012	2011
	($ in ‘000’s)
Research and development	$391	$404
Selling, general and administrative	2,624	3,660

Total share based compensation expense	$3,015	$4,064

Stock Options

During the three month period ended March 31, 2012, the Compensation Committee of our Board of Directors granted stock options at exercise prices equal to or greater than the closing price of our common stock on the trading day prior to the grant date. The weighted average grant date fair value of stock options granted during the three month period ended March 31, 2012 and 2011 were estimated at approximately $7.93 and $4.10, respectively using the Black-Scholes option pricing model with the following assumptions:

	Three-months ended March 31,
	2012	2011
Divided yield	0.00%	0.00%
Expected volatility	72.2%	70.46%
Risk free interest rate	0.38%	2.11%
Expected life (years)	4.50	4.93

Share based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied a forfeiture rate to unvested awards for the purpose of calculating the compensation cost. These estimates will be reversed in future periods if actual forfeitures differ from our estimates.

During the three months ended March 31, 2012 and 2011, our share-based charge in connection with the expensing of stock options was approximately $1.3 million and $2.8 million, respectively. As of March 31, 2012, there was approximately $8.6 million of unrecognized stock-based compensation cost related to stock options which we expect to recognize over a weighted average period of approximately 2.27 years.

Restricted Stock

The fair value of restricted stock awards is the grant date closing market price of our common stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.

During the three month period ended March 31, 2012 and 2011, the share-based charge in connection with the expensing of restricted stock awards was approximately $1.2 million and $931,000, respectively. As of March 31, 2012, there was approximately $6.6 million of unrecognized share-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.56 years.

401(k) Plan Matching Contribution

During the three month period ended March 31, 2012, we issued 11,948 shares of common stock as our match of approximately $162,525 on the 401(k) contributions of our employees. During the three month period ended March 31, 2011, we issued 21,714 shares of common stock as our match of approximately $149,000 on the 401(k) contributions of our employees.

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

As of March 31, 2012, Purchase Plan participant contributions of $162,525 are included in other accrued obligations in the accompanying condensed consolidated balance sheet. A total of 5,000,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of March 31, 2012, 334,384 shares have been issued under the Purchase Plan.

Common Stock Reserved for Future Issuances

As of March 31, 2012, approximately 10.4 million shares of our common stock, when fully vested, were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Conversion of Series E preferred shares	40,000
Exercise of stock options	9,866,749
Exercise of warrants	445,000

Total shares of common stock reserved for future issuances	10,351,749

10.	Long-Term Retention and Management Incentive Plan

Effective April 22, 2011, our Board of Directors adopted a Long-Term Retention and Management Incentive Plan (the “Incentive Plan”) to provide equity and cash incentives for our principal executive officer, principal financial officer and certain other named executive officers. The Incentive Plan rewards long-term corporate performance, with a goal of helping to align the total compensation of the participants with the interests of our stockholders. The Incentive Plan provides that, upon the occurrence of certain events, defined as a market capitalization target over a specified period of time of $750 million (the “Initial Capitalization Target”) and/or $1 billion market capitalization target (the “Subsequent Capitalization Target”), each participant will be entitled to receive stock awards under our 2009 Incentive Award Plan, as amended, and cash awards upon a change in control. The Incentive Plan will terminate on April 22, 2016, the fifth anniversary of its effective date. The number of shares available for issuance under the Incentive Plan will not exceed 1,039,500 shares.

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

Term of Incentive Plan	5 Years
Estimated trading days from grant to end of market condition period	1,260
Average stock price on date of grant	$9.29
Number of common shares outstanding proximate to grant date	52,041,781
Maximum number of options expected to be exercised during term	8,397,094
Expected annual stock volatility	65.0%
Expected return on common equity	15%

The fair value of these equity awards was determined to be approximately $8.1 million. At March 31, 2012 there is $336,000 of unrecognized expense that will be amortized over the respective Service Life. Included in selling, general and administrative expense was $294,700 of compensation expense for the three months ended March 31, 2012.

11.	Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “Plan”). The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The Plan will be administered by the Compensation Committee of the board of directors, or a designee or designees of the Compensation Committee. The Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including management, as selected by the Plan administrator (the “Participants”). Under the Plan, we will provide the Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Plan administrator, and we have the option to make discretionary contributions. At March 31, 2012, deferrals and contributions totaling $1.3 million are included in other accrued obligations in the accompanying condensed consolidated balance sheet.

12.	Subsequent Events

In January 2012, we entered into an agreement to acquire licensing rights to market ZEVALIN outside of the U.S. from Bayer Pharma AG or Bayer. On April 1, 2012 we closed the transactions contemplated by the agreement. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. Under the agreement, Spectrum will have marketing rights, patents, and access to existing inventory of ZEVALIN from Bayer. In consideration for the rights granted under the Agreement, concurrent with the closing, Spectrum paid Bayer a one-time fee of Euro 19 million and will pay Bayer royalties based on a percentage of net sales of the licensed products in all territories worldwide except the U.S. Under the agreement, we acquired access to existing inventory of ZEVALIN and concurrent with the closing, entered into certain ancillary agreements including but not limited to a transition services agreement to transition the business.

On April 4, 2012, we entered into a definitive agreement with Allos Therapeutics, Inc , or Allos, to acquire all of the outstanding shares of Allos for $1.82 per share in cash plus one Contingent Value Right or CVR. This CVR entitles Allos stockholders to an additional payment of $0.11 per share in cash if certain European regulatory approval and commercialization milestones are achieved. The upfront portion of the transaction is valued at up to $206 million. Pursuant to the terms of the agreement, we commenced a tender offer to purchase all the outstanding shares of Allos for $1.82 in cash plus one CVR.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

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

•	defending against claims relating to improper handling, storage or disposal of hazardous chemical, radioactive or biological materials which could be time consuming and expensive;

•	our ability to maintain the services of our key executives and technical and sales and marketing personnel;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals; and
•	demand and market acceptance for our approved products.

We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this report except as required by law.

You should read the following discussion of our financial condition and results of our operations in conjunction with the condensed consolidated financial statements and the notes to those financial statements included in Item I of Part 1 of this quarterly report and our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following is an update of our business strategy for 2012, as described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

•

Maximizing the growth potential of our marketed drugs, ZEVALIN and FUSILEV. Our near-term outlook largely depends on sales and marketing successes for our two marketed drugs. For ZEVALIN, we stabilized sales in 2009 and continue to work on growing the ZEVALIN brand. For ZEVALIN we are working to expand usage in Non Hodgkins Lymphoma and expand indications through additional trials.

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

For FUSILEV, which we launched in August 2008, we were able to benefit from broad utilization in community clinics and hospitals and recognized a dramatic increase in sales beginning in the second half of 2010 due to a shortage of generic leucovorin. While generic leucovorin supplies and utilization have been negatively impacted by this shortage, we cannot predict how long the shortage may continue or the extent of the impact the shortage may ultimately have on FUSILEV utilization. In April of 2011, we received two FDA approvals for FUSILEV. The first FDA approval was for the use of FUSILEV in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. The second FDA approval was for a “Ready-To-Use” formulation, or RTU, of FUSILEV. We are now actively engaged in marketing FUSILEV for use in advanced metastatic colorectal cancer and have engaged a focused commercial sales organization to work with our commercial group to support efforts to grow FUSILEV sales.

•

Optimizing our development portfolio and maximizing the asset values of its components. While over the recent few years, we have evolved from a development-stage to a commercial-stage pharmaceutical company, we have maintained a highly focused development portfolio. Our strategy with regard to our development portfolio is to focus on late-stage drugs and to develop them safely and expeditiously to the point of regulatory approval. We plan to develop some of these drugs ourselves or with our subsidiaries and affiliates, or secure collaborations with third parties such that we are able to suitably monetize these assets. We have assembled a drug development infrastructure that is comprised of highly experienced and motivated MDs, PhDs, clinical research associates and a complement of other support personnel to develop these drugs. In April 2012, we announced that the single instillation Phase 3 clinical trials for apaziquone did not meet their primary endpoint and a meeting with the FDA is under consideration. For patients with more invasive and aggressive bladder cancer, we continue to enroll patients in multiple instillation studies.

With regard to our anti-cancer drug belinostat, a novel HDAC inhibitor, we have to date opened more than 100 sites. We completed enrollment in September 2011, and expect to file a NDA in 2012. Belinostat has received “Fast Track” designation from the FDA, which means, if the FDA agrees, we can start filing a rolling new-drug application even before the clinical package is ready, beginning with the filing of pre-clinical data and Chemistry Manufacturing and Control.

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

•

Managing our financial resources effectively. We remain committed to fiscal discipline, a policy which has allowed us to become well capitalized among our peers, despite a very challenging capital markets environment beginning in 2009 and continuing through 2012. This policy includes the pursuit of dilutive and non-dilutive funding options, prudent expense management, and the achievement of critical synergies within our operations in order to maintain a reasonable burn rate. Even with the continued build-up in operational infrastructure to facilitate the marketing of our two commercial drugs, we intend to be fiscally prudent in any expansion we undertake.

In terms of revenue generation, we rely on sales from currently marketed drugs and intend to pursue out-licensing of select pipeline drugs in select territories, as discussed above. When appropriate, we may pursue other sources of financing, including dilutive and non-dilutive financing alternatives. While we are currently focused on advancing our key drug development programs, we anticipate that we will make regular determinations as to which other programs, if any, to pursue and how much funding to direct to each program on an ongoing basis, based on clinical success and commercial potential, including termination of our existing development programs, especially if we do not expect value to be realized from continued development.

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

Financial Condition

Liquidity and Capital Resources

Our cumulative losses, since inception in 1987 through March 31, 2012, are approximately $215.3 million. We reported a net profit in 2011 and we have continued profitable operations through the first quarter of 2012. We remain dependent upon revenues from our two commercial drugs, specifically FUSILEV and ZEVALIN. Our long-term strategy is to generate profits from the sale and licensing of our drug products.

While we believe that the approximately $197.2 million in cash, equivalents and investments, which includes long term marketable securities, we had available on March 31, 2012 will allow us to fund our current planned operations for at least the next twelve to eighteen months, we may, however, seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or license of drugs. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well.

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

Our expenditures for research and development or R&D consist of direct product specific costs (such as up-front license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others) and non-product specific, or indirect, costs (such as personnel costs, rent, and utilities, among others). During the three-month period ended March 31, 2012, our total research and development expenditure, including indirect expenditures, was approximately $8.9 million (net of $3.4 million received from Allergan).

Our primary focus areas for the foreseeable future, and the programs that are expected to represent a significant part of our R&D expenditures, are the on-going registrational clinical trials of apaziquone and belinostat and additional clinical studies in supporting the expanded utilization of our FDA products (ZEVALIN and FUSILEV). While we are currently focused on advancing these key product development programs, we continually evaluate our R&D programs of other pipeline products in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Our anticipated net use of cash for R&D in the fiscal year ending December 31, 2012, excluding the cost of in-licensing or acquisitions of additional drugs, if any, is expected to range between approximately $38 and $42 million.

Under our various existing licensing agreements, we are contingently obligated to make various regulatory and business milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones during 2012. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $5.6 million during 2012, payable in cash or stock at our discretion.

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

On April 4, 2012 we entered into a definitive agreement to acquire all of the outstanding shares of Allos Therapeutics, Inc. for $1.82 per share in cash plus one Contingent Value Right (CVR). This CVR entitles Allos stockholders to an additional payment of $0.11 per share in cash if certain European regulatory approval and commercialization milestones for FOLOTYN® are achieved. The upfront portion of the transaction is valued at up to $206 million on a fully-diluted basis, and $108 million net of Allos’ cash balance at the end of 2011. We currently intend to finance the acquisition with a combination of cash on hand and a revolving credit line.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $26.9 million for 2012 which includes net income in the period of $46.5 million adjusted for net non-cash credits of $21.6 million, offset primarily by a $3.7 million increase in accounts receivable as a result of increased product sales.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $856,000 in 2012 was primarily due to the maturities of marketable securities partially offset by the $622,000 purchase of available for sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $409,000 in 2012, primarily relates to the $1.1 million in proceeds from the issuance of common stock as a result of the exercise of 208,304 stock options which was partially offset by the $319,000 repurchase of shares to satisfy minimum tax withholding for the vesting of restricted stock and the $317,000 purchase of treasury stock.

Results of Operations

Three months ended March 31, 2012 and 2011

Net Revenues. Net revenues increased $16.3 million, or 37.3%, to $59.9 million in the three months ended March 31, 2012 from $43.6 million in the three months ended March 31, 2011. We recognized $56.8 million from product sales, of which $51.1 million related to sales of FUSILEV (each net of estimates for promotional, price and other adjustments, including adjustment of the allowance for product returns) and $5.6 million related to sales of ZEVALIN. Product revenues recorded in the three months ended March 31, 2011 were $40.5 million, of which $34.6 million related to sales of FUSILEV and $5.9 million related to sales of ZEVALIN. Revenues from the sales of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin. During the three months ended March 31, 2012 and 2011, we also recognized $3.1 million of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, and $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010.

Cost of Product Sales. Cost of product sales increased $2.1 million to $8.7 million in the three months ended March 31, 2012 from $6.6 million in the three months ended March 31, 2011. The increase in total cost of sales relates primarily to an increase in product revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $5.5 million, or 43.2%, to $18.3 million, in the three months ended March 31, 2012 from $12.8 million in the three months ended March 31, 2011. The increase is due primarily to:

•

$3.4 million increase in compensation and associated benefits, of which $2.5 million of the increase is attributable to sales and marketing expenses as a result of the expansion of our sales force. We expect sales and marketing activities will increase as we invest in additional commercial resources to increase market expansion of both ZEVALIN and FUSILEV.

•	$1.7 million increase in advertising, branding, printing, marketing and promotion

•	$830,000 in legal and professional fees related to the Allos tender offer and the Bayer agreement licensing rights to market Zevalin outside the U.S.

These increases were partially offset by:

•	$1.0 million decrease in non-cash stock compensation expense.

Research and Development. Research and development expenses increased $3.1 million, or 52.5%, to $8.9 million, in the three months ended March 31, 2012 from $5.8 million in the three months ended March 31, 2011. The increase is primarily due to an increase of $1.6 million for drug product, a payment related to the co-development and commercialization agreement with Hamni Pharmaceutical Company for SPI-2012, $688,000 increase in compensation and associated benefits, and the remainder relates to an increase in on-going clinical trials. We expect research and development expenses to range between approximately $38 and $42 million for 2012, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $930,000 for the three months ended March 31, 2012 and 2011 due to the amortization of intangibles from the acquisition of ZEVALIN.

Change in Fair Value of Common Stock Warrant Liability. We recorded a loss of $5.3 million for the change in the fair value of the warrant obligations during 2011. No warrants recorded as a liability were outstanding in 2012.

Other Net Income. The principal components of other income of $138,000 and $520,000 during the three month periods ended March 31, 2012 and 2011, respectively, consisted of currency gains and losses and net interest income. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

Provision/Benefit for Income Taxes. We recorded a benefit for income taxes of $23.3 million in 2012. No provision or benefit for income taxes was recorded in the three months ended March 31, 2011.

Based on the weight of both positive and negative evidence, we concluded that it is more likely than not that the domestic net deferred tax assets will be realized, and therefore, we have released our domestic valuation allowance for the quarter ended March 31, 2012. We released approximately $22 million as part of the projected annual effective tax rate and released the remaining $24 million of the domestic valuation allowance in the quarter ended March 31, 2012. We maintained a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized.

Our projected annual effective tax rate before discrete items was approximately 8.145% and 0% for the three months ended March 31, 2012 and March 31, 2011, respectively. The current quarter tax benefit of $23.3 million is primarily related to the $24 million discrete portion of the release of the valuation allowance.

Nature of Each Accrual That Reduces Gross Revenue to Net Revenue

Provisions for product returns, sales discounts and rebates and estimates for chargebacks are established as a reduction of product sales revenue at the time revenues are recognized. We consider various factors in determining such provisions, which are described in detail below. Such estimated amounts are deducted from our gross sales to determine our net revenues. Provisions for bad and doubtful accounts are deducted from gross receivables to determine net receivables. Provisions for chargebacks, returns, rebates and discounts are classified as part of our accrued obligations. Changes in our estimates, if any, are recorded in the statement of income in the period the change is determined. If we materially over or under estimate the amount, there could be a material impact on our condensed consolidated financial statements.

For the three months ended March 31, 2012 and 2011, the following is a roll forward of the provisions for return, discounts and rebates and chargebacks allowances and estimated doubtful account allowances.

	Chargebacks and Discounts	Rebates	Returns	Data and Distribution Fees	Doubtful accounts	Total
	($ in ‘000’s)
Period ended March 31, 2012:
Balances at beginning of the period	$1,942	$8,114	$4,000	$5,866	$471	$20,393
Add provisions:	14,519	4,709	508	2,696	58	22,490
Less: Credits or actual allowances:	(6,917)	(4,666)	(8)	(2,662)	(1)	(14,254)

Balances at the close of the period	$9,544	$8,157	$4,500	$5,900	$528	$28,629

Period ended March 31, 2011:
Balances at beginning of period	$675	$14,474	$2,000	$1,874	$339	$19,362
Add provisions:	1,718	3,388	1,207	1,527	105	7,945
Less: Credits or actual allowances:	(1,120)	(10,888)	(7)	(1,288)	—	(13,303)

Balances at the close of the period	$1,273	$6,974	$3,200	$2,113	$444	$14,004

Amounts recorded as allowances on our condensed consolidated balance sheets for 2012 and 2011 are reflected in the table above. The basis and methods of estimating these allowances, used by management, are described below.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Fair value of acquired assets

•	Research and development

•	Fair value measurements

•	Amortization and impairment of intangible assets

•	Share-based compensation

During the three months ended March 31, 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve capital, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments.

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

In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of March 31, 2012 and 2011, were primarily in money market accounts, short-term corporate bonds, certificates of deposit, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong and well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by many banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds are being constantly monitored. Because of our ability to generally redeem these investments at par on short notice and without penalty, we believe that changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2012 or 2011, any decline in the fair value of our investments would not be material in the context of our condensed consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments and investing in highly rated securities.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this quarterly report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2012 and March 2, 2012, respectively, we filed suit against Sandoz Inc. and Innopharma Inc, respectively following Paragraph IV certifications in connection with their filing separate Abbreviated New Drug Applications or ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court, District of Nevada and the U.S. District Court, District of Delaware, respectively, and seek to enjoin the ANDAs plus recovery of our fees and costs incurred in such matters. While we believe our patent rights are strong, the ultimate outcome of these cases is uncertain.

ITEM 1A.	RISK FACTORS

There have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year December 31, 2011 as filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, we purchased 25,000 shares of our common stock under our previously approved repurchase plan for an aggregate purchase price of $317,130. The following table provides information regarding our repurchases for each month comprising the first quarter of fiscal year 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 – January 31, 2012	—	$—	—	$22,074,127

February 1, 2012 – February 29, 2012	—	$—	—	$22,074,127

March 1, 2012 – March 31, 2012	25,000	$12.67	25,000	$21,756,997

Total	25,000	$12.67	25,000

(1)	On June 13, 2011, we announced that our board of directors had authorized the repurchase and retirement of up to $25 million of our common stock in open market transactions, including block purchases, through 10b5-1 plans or in privately negotiated transactions, each in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The term for the repurchase program expires December 31, 2012, however, we may suspend or terminate it at any time.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1+

License and Asset Purchase Agreement between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG, dated January 23, 2012. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

2.2	Agreement and Plan of Merger, dated as of April 4, 2012, by and among Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.1*	XBRL Instance Document.

+	Filed herewith.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: April 27, 2012	By:	/s/ Brett L. Scott
Brett L. Scott
Senior Vice President, Acting Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1+

License and Asset Purchase Agreement between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG, dated January 23, 2012. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

2.2

Agreement and Plan of Merger, dated as of April 4, 2012, by and among Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.1*	XBRL Instance Document.

+	Filed herewith.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.