Form 10-Q
period 2012-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2012-08-08
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 18, 2012, 60,243,835 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$190,154	$121,202
Marketable securities	3,550	40,060
Accounts receivable, net of allowance for doubtful accounts of $412 and $471, respectively	84,839	51,703
Inventories, net	7,686	10,762
Prepaid expenses and other current assets	1,800	2,074
Deferred tax assets	10,532	—

Total current assets	298,561	225,801
Investments	—	9,283
Property and equipment, net	2,488	2,681
Intangible assets, net	60,327	41,654
Goodwill	2,389	—
Deferred tax assets	20,961	—
Other assets	2,846	1,361

TOTAL ASSETS	$387,572	$280,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$89,610	$54,771
Accrued compensation and related expenses	3,505	1,788
Deferred revenue	12,300	12,300
Accrued drug development costs	10,610	9,678

Total current liabilities	116,025	78,537
Capital lease obligations	—	9
Deferred revenue and other credits—less current portion	8,329	14,029
Tax liability	169	—
Other long-term obligations	298	298

Total liabilities	124,821	92,873
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:	—	—
Series B junior participating preferred stock, $0.001 par value;1,500,000 shares authorized and no shares issued and outstanding
Series E convertible voting preferred stock—$0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at June 30, 2012 and December 31, 2011 (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value—175,000,000 shares authorized; 59,824,472 and 59,247,483 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	60	59
Additional paid-in capital	463,607	452,761
Accumulated other comprehensive loss	(525)	(227)
Accumulated deficit	(197,271)	(261,883)
Less: Treasury stock at cost; 388,055 and 363,055 shares outstanding at June 30, 2012 and December 31, 2011, respectively	(3,243)	(2,926)

Total stockholders’ equity	262,751	187,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$387,572	$280,780

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product sales, net	$65,627	$42,287	$122,411	$82,810
License and contract revenue	3,075	3,075	6,150	6,150

Total revenues	$68,702	$45,362	$128,561	$88,960

Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	11,574	8,130	20,247	14,710
Selling, general and administrative	23,347	18,699	41,609	31,450
Research and development	9,583	7,686	18,474	13,516
Amortization of purchased intangibles	1,636	930	2,566	1,860

Total operating costs and expenses	46,140	35,445	82,896	61,536

Income from operations	22,562	9,917	45,665	27,424
Change in fair value of common stock warrant liability	—	(1,237)	—	(6,487)
Other income (expense), net	(1,507)	174	(1,369)	694

Income before income taxes	21,055	8,854	44,296	21,631
(Provision) benefit for income taxes	(2,985)	(1,650)	20,316	(1, 650)

Net income	$18,070	$7,204	$64,612	$19,981

Net income per share:
Basic	$0.31	$0.14	$1.10	$0.39

Diluted	$0.29	$0.12	$1.01	$0.35

Weighted average shares outstanding:
Basic	58,763,700	52,257,049	58,617,530	51,814,122

Diluted	63,387,003	58,265,264	63,666,546	56,845,371

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$18,070	$7,204	$64,612	$19,981
Other comprehensive income, net of tax:
Unrealized loss on securities	(369)	(35)	(301)	(84)
Foreign currency translation adjustment	3	—	3	—

Total comprehensive income	$17,704	$7,169	$64,314	$19,897

See accompanying notes to condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$64,612	$19,981
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(6,150)	(6,150)
Depreciation and amortization	4,043	2480
Stock-based compensation	6,097	10,880
Deferred income tax benefit	(31,493)	—
Change in fair value of common stock warrant liability	—	6,487
Provision for (recovery of) bad debt	(31)	291
Provision for inventory obsolescence	437	—
Foreign currency remeasurement loss	1,354	—
Excess tax benefits from share-based compensation	(2,181)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(33,105)	(25,711)
Inventories, net	2,639	(5,165)
Prepaid expenses and other assets	(950)	12
Accounts payable and other accrued obligations	36,409	7,677
Accrued compensation and related expenses	1,717	(497)
Accrued drug development costs	932	2,062
Deferred revenue and other credits	619	(55)

Net cash provided by operating activities	44,949	12,292

Cash Flows From Investing Activities:
Sales and maturities of marketable securities	57,797	15,157
Purchases of marketable securities	(11,944)	(15,972)
Purchases of property and equipment	(302)	(341)
Purchases of available for sale securities	(622)	—
Acquisition of ZEVALIN Rights	(25,435)	—

Net cash provided by (used in) investing activities	19,494	(1,156)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	2,523	1,973
Proceeds from contributions to ESPP	372	398
Payments to acquire treasury stock	(317)	—
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(326)	—
Repayment of capital leases	(9)	(15)
Excess tax benefits from share-based compensation	2,181	—

Net cash provided by financing activities	4,424	2,356

Effect of exchange rates on cash	85	—
Net increase in cash and cash equivalents	68,952	13,492
Cash and cash equivalents—beginning of period	121,202	53,557

Cash and cash equivalents—end of period	$190,154	$67,049

Supplemental Disclosure of Cash Flow Information:
Conversion of preferred stock to common stock	$—	$37

Common stock issued for Targent milestone	$—	$6,230

Targent milestones included in intangible assets and accrued liabilities	$—	$10,159

Inventory liability assumed in acquisition	$580	$—

See accompanying notes to condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Basis of Presentation

Business

Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company with fully integrated commercial and drug development operations, with a primary focus in oncology and hematology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We currently market two oncology drugs - FUSILEV® (levoleucovorin) for Injection in the U.S. and ZEVALIN® (ibritumomab tiuxetan) Injection for intravenous use, for which we have worldwide rights. We also have a diversified pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2012 and the results of operations and cash flows for the related interim periods ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other periods. The unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The accounting policies followed by us and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on March 2, 2012 with the SEC. We have not changed our significant accounting policies as of June 30, 2012. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on March 2, 2012.

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

Segment and Geographic Information

We operate in one reportable segment: acquiring, developing and commercializing prescription drug products. We evaluate all revenues by product in the aggregate given the similarity of product, production processes, customers, distribution methods and regulatory environment. Accordingly, we report the accompanying condensed consolidated financial statements in the aggregate, including all of our activities in one reportable segment.

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

Acquisitions and Collaborations

For all in-licensed products, we perform an analysis to determine whether we hold a variable interest or interests that give us a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of June 30, 2012, we determined there were no variable interest entities required to be consolidated other than our Canadian affiliate, Spectrum Pharma Canada.

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

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Three Months Ended June 30, 2012
Basic earnings per share:	$18,070	58,763,700	$0.31

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,069,118
Incremental shares assumed issued on exercise of in the money warrants		251,578
Unvested restricted stock		262,607

Diluted earnings per share	$18,070	63,387,003	$0.29

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options		301,708

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Three Months Ended June 30, 2011
Basic earnings per share:	$7,204	52,257,049	$0.14

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,384,113
Incremental shares assumed issued on exercise of in the money warrants		189,446
Unvested restrictive stock		248,842
Targent milestone which may be settled in cash or stock		1,145,814

Diluted earnings per share	$7,204	58,265,264	$0.12

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive warrants	$1,237	921,686
Antidilutive options		194,250

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Six Months Ended June 30, 2012
Basic earnings per share:	$64,612	58,617,530	$1.10

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,483,596
Incremental shares assumed issued on exercise of in the money warrants		269,403
Unvested restrictive stock		256,017

Diluted earnings per share	$64,612	63,666,546	$1.01

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options		155,750

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Six Months Ended June 30, 2011
Basic earnings per share:	$19,981	51,814,122	$0.39

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		3,767,162
Incremental shares assumed issued on exercise of in the money warrants		160,709
Unvested restrictive stock		219,109
Targent milestone which may be settled in cash or stock		844,269

Diluted earnings per share	$19,981	56,845,371	$0.35

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive warrants	$6,487	603,944
Antidilutive options		1,855,750

2. Licensing Rights of ZEVALIN Outside the U.S.

On April 1, 2012, through a subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN (ZEVALIN Rights) outside of the U.S. from Bayer Pharma AG or Bayer. Pursuant to the terms of the Agreement, Spectrum acquired all rights including marketing, selling, intellectual property and access to existing inventory of ZEVALIN from Bayer. We currently market ZEVALIN in the U.S. and this agreement expands our commercial efforts to the rest of the world. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. Under the terms of the agreement, Spectrum obtained marketing rights, patents, and access to existing inventory of ZEVALIN from Bayer. In consideration for the rights granted under the Agreement, concurrent with the closing, Spectrum paid Bayer a one-time fee of Euro 19 million or US $25.4 million and will pay Bayer royalties based on a percentage of net sales of the licensed products in all territories worldwide except the U.S. Under the agreement, we also acquired access to existing inventory of ZEVALIN and concurrent with the closing, entered into certain ancillary agreements including but not limited to a transition services agreement to transition the business.

The acquisition of ZEVALIN Rights has been accounted for as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet regardless of the likelihood of success of the related product or technology. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The ZEVALIN Rights related transaction costs expensed for the three and six months ended June 30, 2012 were $687,384.

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following items ($ in thousands):

Cash consideration for ZEVALIN Rights	$25,435
Total liabilities assumed	580

Total purchase consideration	$26,015

Fair Value Estimate of Assets Acquired and Liabilities Assumed

The total purchase consideration is allocated to ZEVALIN Rights net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in our condensed consolidated balances sheet is as follows ($ in thousands):

ZEVALIN product line/marketing rights	$19,810
Customer relationships	3,680

Identified intangible assets	23,490
Goodwill	2,525

Total fair value of assets	$26,015

The fair value of the acquired marketing rights and customer relationships intangible assets was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). The Company’s measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered the Company’s estimates of future incremental earnings that may be achieved by the promotion and distribution contract intangible assets, and included estimated cash flows of approximately 22 years and a discount rate of 14% to 26%.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of ZEVALIN Rights includes benefits that the Company believes will result from expanding geographical sales internationally and any intangible assets that do not qualify for separate recognition. Goodwill is not amortized and is not deductible for tax purposes.

These identified intangible assets are being amortized over the estimated useful life of 10 years. Included in amortization of purchased intagibles expense in the accompanying statement of income for the three and six months ended June 30, 2012 is $706,000 related to the amortization of these intangibles.

3. Cash, Equivalents and Marketable Securities

As of June 30, 2012, we held substantially all of our cash, equivalents and marketable securities at major financial institutions, which must invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. We maintain cash balances in excess of federally insured limits in reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation and third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments and limit investing in long-term maturity instruments.

Cash, equivalents and investments in marketable securities, including long term bank certificates of deposits, totaled $194.0 million and $170.6 million as of June 30, 2012 and December 31, 2011, respectively. Long term bank certificates of deposit include a $500,000 restricted certificate of deposit that collateralizes tenant improvement obligations to the lessor of our principal offices. The following is a summary of such investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash	Marketable Security
						Current	Long Term
June 30, 2012
Cash and equivalents	$190,154	$—	$—	$190,154	$190,154	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	2,951	—	—	2,951	—	2,951	—
Money market currency funds	599	—	—	599	—	599	—
U.S. Government securities	—	—	—	—	—	—	—
Other securities (included in other assets)	657	—	362	295	—	—	295

Total investments	$194,361	$—	$362	$193,999	$190,154	$3,550	$295

December 31, 2011
Cash and equivalents	$121,202	$—	$—	$121,202	$121,202	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	27,845	—	—	27,845	—	18,562	9,283
Money market currency funds	14,485	—	—	14,485	—	14,485	—
U.S. Government securities	7,013	—	—	7,013	—	7,013	—
Other securities (included in other assets)	35	—	29	6	—	—	6

Total investments	$170,580	$—	$29	$170,551	$121,202	$40,060	$9,289

As of June 30, 2012, none of the securities had been in a continuous unrealized loss position longer than one year.

4. Fair Value Measurements

The carrying values of our cash and cash equivalents, marketable securities, other securities and common stock warrants, carried at fair value as of June 30, 2012 and December 31, 2011 are classified in the table below in one of the three categories of the fair value hierarchy described below:

	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets:
Cash and equivalents	$190,154	$—	$—	$190,154
Bank CDs (including restricted certificate of deposit of $500)	—	2,951	—	2,951
Money market currency funds	—	599	—	599

Cash and equivalents, and marketable securities and investments	190,154	3,550	—	193,704
Deferred compensation investments, including life insurance cash surrender value	—	2,059	—	2,059
Other securities	295	—	—	295

	$190,449	$5,609	$—	$196,058

Liabilities:
Deferred executive compensation liability	—	1,496	—	1,496

	$—	$1,496	$—	$1,496

	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets:
Cash and equivalents	$121,202	$—	$—	$121,202
Bank CDs (including restricted certificate of deposit of $500)	—	27,845	—	27,845
Money market currency funds	—	14,485	—	14,485
U.S. Government securities	—	7,013	—	7,013

Cash and equivalents, marketable securities and investments	121,202	49,343	—	170,545
Deferred compensation investments	—	972	—	972
Other securities	6	—	—	6

	$121,208	$50,315	$—	$171,523

Liabilities:
Deferred executive compensation liability	—	969	—	969

	$—	$969	$—	$969

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

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011
	($ in ‘000’s)
ZEVALIN intangibles –US	$41,900	$41,900
ZEVALIN intangibles – ZEVALIN Rights	22,220	—
Fusilev intangibles	16,778	16,778

	80,898	58,678
Less: accumulated amortization	(20,571)	(17,024)

	$60,327	$41,654

During the three months ended June 30, 2012 and 2011, ZEVALIN intangible amortization of $1.6 million and $930,000, respectively, is included in amortization of purchased intangibles. In addition, during the three months ended June 30, 2012 and 2011, $493,000 and $171,000 is included in cost of goods sold related to Fusilev Targent milestones achieved in 2011.

During the six months ended June 30, 2012 and 2011, ZEVALIN intangible amortization of $2.6 million and $1.8 million, respectively, is included in amortization of purchased intangibles. In addition, during the six months ended June 30, 2012 and 2011, $986,000 and $171,000, respectively, is included in cost of goods sold related to Fusilev Targent milestones achieved in 2011. There were no comparable amounts for the six months ended June 30, 2011.

Future amortization of intangible assets is as follows:

Years Ending December 31
2012	$4,329
2013	8,658
2014	8,658
2015	8,658
2016	8,658
Thereafter	21,366

$60,327

Goodwill

Changes in the carrying amount of goodwill through June 30, 2012 were as follows:

June 30, 2012
($ in ‘000’s)
Balance at December 31, 2011	$—
Acquisition of ZEVALIN Rights	2,525
Foreign exchange translation effects	(136)

$2,389

6. Inventories

Inventories, net of allowances consisted of the following:

	June 30, 2012	December 31, 2011
	($ in ‘000’s)
Raw materials	$1,730	$1,213
Work-in-process	3,563	4,726
Finished goods	2,393	4,823

	$7,686	$10,762

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors, and record reserves for obsolete and slow-moving inventories for amounts which we may not realize.

7. Accounts payable and accrued obligations

Accounts payable and other accrued obligations consisted of the following:

	June 30, 2012	December 31, 2011
	($ in ‘000’s)
Trade payables	$20,942	$9,805
Allowance for rebates	17,982	8,114
Accrued product royalty	8,223	11,003
Allowance for returns	3,500	4,000
Accrued data and distribution fees	8,900	5,866
Accrued GPO administrative fees	2,013	2,562
Inventory management fee	2,750	1,380
Accrued income taxes	3,974	1,409
Allowance for chargebacks	8,600	950
Other accrued obligations	12,726	9,682

	$89,610	$54,771

8. Income Taxes

On an interim basis, we estimate that the anticipated annual effective tax rate for the provision for income taxes will be 20.45% and have recorded a quarterly income tax provision in accordance with this anticipated annual rate. The annual effective rate is below the statutory rate principally as a result of tax benefits expected to be realized from the release of our valuation allowance against domestic deferred tax assets based upon projected current year earnings. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the we conduct business.

Our provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction by jurisdiction basis, and includes a review of all available positive and negative evidence. When we establish or reduce the valuation allowance against the deferred tax asset the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Based on the weight of both positive and negative evidence, we concluded that it is more likely than not that our domestic net deferred tax assets will be realized, and therefore, during the quarter ended March 31, 2012 we began the process of releasing our domestic valuation allowance. Through June 30, 2012, we released approximately $24 million of our domestic valuation allowance as of January 1, 2012 as a discrete tax benefit. The remaining $22 million domestic valuation allowance as of January 1, 2012 will be released as a result of projected current year earnings and is a component in the calculation of our estimated 20.45% annual effective tax. We released approximately $22 million as part of the projected annual effective tax rate and released the remaining $24 million of the domestic valuation allowance as a discrete item through June 30, 2012. We maintain a valuation allowance against our foreign net deferred tax assets.

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

9. Commitments and Contingencies

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

In addition, in connection with the achievement of the first sales milestone of $40 million in May 2011 we issued 577,367 shares of common stock to certain of Targent’s stockholders(which was equivalent value to approximately $5 million in cash), as directed by Targent. In September 2011, we achieved the second and final sales milestone of $100 million and paid $5 million in cash for an aggregate with the first sales milestone of $10.0 million. We capitalized the $10.0 million associated with these milestones as intangible assets. These intangible assets are being amortized over the estimated useful life of 8.6 years. As of December 2011, we have met all of the contractual milestones related to FUSILEV.

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

In consideration for the rights granted to us under the license and collaboration agreement with TopoTarget, we paid TopoTarget an up-front fee of $30.0 million in 2010 which is recorded as research and development expense in the accompanying condensed consolidated financial statements. In addition, we will pay up to $313 million and one million shares of Spectrum common stock based on the achievement of certain development, regulatory and sales milestones, as well as certain royalties on net sales of belinostat. Under the terms of the agreement, all development, including studies, will be conducted under a joint development plan and in accordance with a mutually agreed upon target product profile provided that we have final decision-making authority for all developmental activities in North America and India (and China upon exercise of the option for China) and TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. We will assume all responsibility for and future costs of the ongoing registrational PTCL trial while TopoTarget will assume all responsibility for and future costs of the ongoing Phase 2 CUP trial. We and TopoTarget will conduct future planned clinical trials pursuant to the joint development plan, of which we will fund 70% of the development costs and TopoTarget will fund 30% of the development costs.

Under the terms of the agreement, we will each pay 50% of the costs for chemical, pharmaceutical and other process development related to the manufacturing of the product that are incurred with a mutually agreed upon budget in the joint development plan. TopoTarget is responsible for supplying us with both clinical and commercial product.

In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, or Hanmi, for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. In consideration for the rights granted to us under the co-development and commercialization agreement with Hanmi, we paid Hanmi a fee which is included in research and development expense in the accompanying condensed consolidated financial statements because the technology has not yet achieved regulatory approval. We expect to initiate Phase 2 trials in collaboration with Hanmi in 2012. Under the terms of the agreement, we will share the costs and expenses of the study although we will have primary responsibility for them. If SPI-2012 is ultimately commercialized by us, we will have worldwide rights except for Korea, China and Japan upon payment of fees and milestone payments related to further development, regulatory approvals and sales targets.

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

10. Stockholder’s Equity

Treasury Stock

On June 13, 2011, our Board of Directors authorized the repurchase of up to $25 million of our outstanding common stock through the end of 2012. During the six months ended June 30, 2012, we repurchased 25,000 shares of our common stock for a purchase price of $317,000 bringing the aggregate purchases to date to $3.2 million or 388,055 shares. There were no repurchases of our common stock during the six months ended June 30, 2011.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

Warrant Activity

We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by consultants. Our outstanding warrants expire on varying dates through June 2015. Below is a summary of warrant activity during the three months ended June 30, 2012:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2011	445,000	$5.04
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, at June 30, 2012	445,000	$5.04

Exercisable, at June 30, 2012	420,000	$5.11

Share-Based Compensation

We record share-based employee compensation expense for all equity-based programs, including stock options, restricted stock grants, 401(k) plan matching and our employee stock purchase plan. The fair value of share-based awards is estimated at the grant date and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period. Total expense recorded for the three month periods ended June 30, 2012 and 2011 is as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in ‘000’s)

Research and development	$397	$495	$788	$899
Selling, general and administrative	2,685	6,321	5,309	9,981

Total share based compensation expense	$3,082	$6,816	$6,097	$10,880

Stock Options

During the six month period ended June 30, 2012, the Compensation Committee of our Board of Directors granted stock options at exercise prices equal to or greater than the closing price of our common stock on the trading day prior to the grant date. The weighted average grant date fair value of stock options granted during the six month period ended June 30, 2012 and 2011 were estimated at approximately $7.57 and $4.55, respectively using the Black-Scholes option pricing model with the following assumptions:

	Six-months ended June 30,
	2012	2011
Divided yield	0.00%	0.00%
Expected volatility	72.1%	70.86%
Risk free interest rate	0.40%	1.76%
Expected life (years)	4.50	4.93

Share based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied a forfeiture rate to unvested awards for the purpose of calculating the compensation cost. These estimates will be reversed in future periods if actual forfeitures differ from our estimates.

During the three and six months ended June 30, 2012, our share-based compensation in connection with the expensing of stock options was approximately $1.3 million and $2.6 million, respectively. During the three and six months ended June 30, 2011, our share-based charge in connection with the expensing of stock options was approximately $3.2 million and $6.1 million, respectively.

As of June 30, 2012, there was approximately $7.2 million of unrecognized stock-based compensation cost related to stock options which we expect to recognize over a weighted average period of approximately 2.09 years.

Restricted Stock

The fair value of restricted stock awards is the grant date closing market price of our common stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.

During the three and six month periods ended June 30, 2012, the share-based compensation in connection with the expensing of restricted stock awards was approximately $1.3 million and $2.5 million, respectively. During the three and six month periods ended June 30, 2011, the share-based charge in connection with the expensing of restricted stock awards was approximately $249,000 and $1.2 million, respectively.

As of June 30, 2012, there was approximately $5.4 million of unrecognized share-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.33 years.

401(k) Plan Matching Contribution

During the six month period ended June 30, 2012, we issued 26,154 shares of common stock as our match of approximately $333,500 on the 401(k) contributions of our employees. During the six month period ended June 30, 2011, we issued 36,624 shares of common stock as our match of approximately $287,000 on the 401(k) contributions of our employees.

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

A total of 5,000,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of June 30, 2012, 364,254 shares have been issued under the Purchase Plan.

Common Stock Reserved for Future Issuances

As of June 30, 2012, approximately 10.0 million shares of our common stock, when fully vested, were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Conversion of Series E preferred shares	40,000
Exercise of stock options	9,511,943
Exercise of warrants	445,000

Total shares of common stock reserved for future issuances	9,996,943

11. Long-Term Retention and Management Incentive Plan

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

The fair value of these equity awards was determined to be approximately $8.1 million. At June 30, 2012 there is $147,000 of unrecognized expense that will be amortized over the respective Service Life. Included in selling, general and administrative expense was $484,200 of compensation expense for the six months ended June 30, 2012.

12. Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “Plan”). The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The Plan will be administered by the Compensation Committee of the board of directors, or a designee or designees of the Compensation Committee. The Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including management, as selected by the Plan administrator (the “Participants”). Under the Plan, we will provide the Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Plan administrator, and we have the option to make discretionary contributions. At June 30, 2012, deferrals and contributions totaling $1.5 million are included in deferred revenue and other credits in the accompanying condensed consolidated balance sheet.

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

•

Maximizing the growth potential of our marketed drugs, ZEVALIN and FUSILEV. Our near-term outlook largely depends on sales and marketing successes for our two marketed drugs. For ZEVALIN, we stabilized sales in 2009 and continue to work on growing the ZEVALIN brand and are working to expand indications for use through additional trials. Effective April 2, 2012, with the acquisition of licensing rights from Bayer Pharma AG, we began the sales of ZEVALIN outside of the U.S. For FUSILEV, we are working to expand usage in colorectal cancer. We have initiated and continue to build appropriate infrastructure and additional initiatives to facilitate broad customer reach and to address other market requirements, as appropriate. We have formed a dedicated commercial organization comprised of highly experienced and motivated sales representatives, account managers, and a complement of other support marketing personnel to manage the sales and marketing of these drugs. In addition our scientific department supports field activities through various MDs, PhDs and other medical science liaison personnel.

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

•

Optimizing our development portfolio and maximizing the asset values of its components. While over the recent few years, we have evolved from a development-stage to a commercial-stage pharmaceutical company, we have maintained a highly focused development portfolio. Our strategy with regard to our development portfolio is to focus on late-stage drugs and to develop them safely and expeditiously to the point of regulatory approval. We plan to develop some of these drugs ourselves or with our subsidiaries and affiliates, or secure collaborations with third parties such that we are able to suitably monetize these assets. We have assembled a drug development infrastructure that is comprised of highly experienced and motivated MDs, PhDs, clinical research associates and a complement of other support personnel to develop these drugs. In April 2012, we announced that the single instillation Phase 3 clinical trials for apaziquone did not meet their primary endpoint and a meeting with the FDA is under consideration. For patients with more invasive and aggressive bladder cancer, we continue to study patients in multiple instillation studies.

With regard to our anti-cancer drug belinostat, a novel HDAC inhibitor, we have to date opened more than 100 sites. We completed enrollment in September 2011, and expect to file a NDA in late 2012 or early 2013. Belinostat has received “Fast Track” designation from the FDA, which means, if the FDA agrees, we can start filing a rolling new-drug application even before the clinical package is ready, beginning with the filing of pre-clinical data and Chemistry Manufacturing and Control.

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

Financial Condition

Liquidity and Capital Resources

Our cumulative losses, since inception in 1987 through June 30, 2012, are approximately $197.3 million. We reported a net profit in 2011 and we have continued profitable operations through the first half of 2012. We remain dependent upon revenues from our two commercial drugs, specifically FUSILEV and ZEVALIN. Our long-term strategy is to continue to generate profits from the sale and licensing of our drug products.

While we believe that the approximately $193.7 million in cash, equivalents and investments, which includes long term marketable securities (after payment of $25.4 million for the purchase of the ZEVALIN Rights), we had available on June 30, 2012 will allow us to fund our current planned operations for at least the next twelve to eighteen months, we may, however, seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or license of drugs. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well.

Our expenditures for research and development or R&D consist of direct product specific costs (such as up-front license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others) and non-product specific, or indirect, costs (such as personnel costs, rent, and utilities, among others). During the six month period ended June 30, 2012, our total research and development expenditure, including indirect expenditures, was approximately $18.5 million (net of $5.4 million received from Allergan).

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

Under our various existing licensing agreements, we are contingently obligated to make various regulatory and business milestone payments. In connection with the development of certain in-licensed drug products, we anticipate the occurrence of certain of these milestones during 2012. Upon successful achievement of these milestones, we will likely become obligated to pay up to approximately $5.6 million during the next twelve months, payable in cash or stock at our discretion.

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

On April 4, 2012 we entered into a definitive agreement to acquire all of the outstanding shares of Allos Therapeutics, Inc. for $1.82 per share in cash plus one Contingent Value Right (CVR). This CVR entitled Allos stockholders to an additional payment of $0.11 per share in cash if certain European regulatory approval and commercialization milestones for FOLOTYN® were achieved. Effective as of June 21, 2012, the conditions for the CVR can no longer be met and, therefore, we will not be obligated to make such additional payment in the future if the transaction is consummated. The upfront portion of the transaction is valued at up to $206 million on a fully-diluted basis, and $108 million net of Allos’ cash balance at the end of 2011. We currently intend to finance the acquisition with a combination of cash on hand and a revolving credit line. Pursuant to the terms of the agreement, we commenced a tender offer to purchase all of the outstanding shares of Allos, which tender offer is still pending.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $44.9 million for the first six months of 2012 which includes net income in the period of $64.6 million adjusted for net non-cash credits of $27.9 million of which, $31.5 million relates to a deferred income tax benefit.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $19.5 million for the first six months of 2012 was primarily due to the maturities of marketable securities partially offset by the $25.4 million purchase of the ZEVALIN Ex US rights and the $622,000 purchase of available for sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $4.4 million for the first six months of 2012, primarily relates to the $2.5 million in proceeds from the issuance of common stock as a result of the exercise of 531,355 stock options, $2.2 million in excess tax benefits from share-based compensation and $372,000 in purchases of shares under our Employee Stock Purchase Plan. These proceeds were partially offset by the $326,000 repurchase of shares to satisfy minimum tax withholding for the vesting of restricted stock and the $317,000 purchase of treasury stock.

Results of Operations

Three months ended June 30, 2012 and 2011

Total Revenues. Total revenues increased $23.3 million, or 51.5%, to $68.7 million in the three months ended June 30, 2012 from $45.4 million in the three months ended June 30, 2011. We recognized $65.6 million from product sales, of which $56.6 million related to sales of FUSILEV (each net of estimates for promotional, price and other adjustments, including adjustment of the allowance for product returns) and $9.0 million related to worldwide sales of ZEVALIN. Product revenues recorded in the three months ended June 30, 2011 were $42.3 million, of which $33.9 million related to sales of FUSILEV and $8.4 million related to sales of ZEVALIN. Revenues from the sales of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin. During the three month periods ended June 30, 2012 and 2011, we also recognized $3.1 million of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, and $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010.

Cost of Product Sales. Cost of product sales increased $3.4 million or 42.4% to $11.6 million in the three months ended June 30, 2012 from $8.1 million in the three months ended June 30, 2011. The increase in total cost of sales relates primarily to an increase in product revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $4.6 million, or 24.9% to $23.3 million, in the three months ended June 30, 2012 from $18.7 million in the three months ended June 30, 2011. The increase is due primarily to:

•

$2.7 million increase in compensation and associated benefits, of which $2.2 million of the increase is attributable to sales and marketing expenses as a result of the expansion of our sales force. We expect sales and marketing activities will increase as we invest in additional commercial resources to increase market expansion of both ZEVALIN and FUSILEV.

•	$2.7 million in legal and professional fees related to the Allos tender offer and $687,000 transaction costs related to the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

•	$563,000 increase for transitional services related to sales of ZEVLIN outside the U.S.

•	$1.4 million increase in advertising, branding, printing, marketing and promotion

•	$360, 000 increase in professional services

These increases were partially offset by:

•	$3.6 million decrease in non-cash stock compensation expense primarily related to the management incentive plan

Research and Development. Research and development expenses increased $1.9 million, or 24.7%, to $9.6 million, in the three months ended June 30, 2012 from $7.7 million in the three months ended June 30, 2011. The increase is primarily due to an increase of $755,000 for drug product, $594,000 increase in on-going clinical trials and $799,000 increase in compensation and associated benefits.

We expect research and development expenses to range between approximately $38 and $42 million for 2012, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $1.6 million and $930,000 for the three months ended June 30, 2012 and 2011, respectively, due to the amortization of intangibles from the acquisition of ZEVALIN and the rights to market ZEVALIN outside the U.S.

Change in Fair Value of Common Stock Warrant Liability. We recorded a loss of $1.2 million for the change in the fair value of the warrant obligations during 2011. No warrants recorded as a liability were outstanding in 2012.

Other Net Income (Loss). The principal components of other income (loss) of ($1.5 million) and $174,000 during the three month periods ended June 30, 2012 and 2011, respectively, consisted primarily of an increase in currency exchange rate losses related to the acquisition of ZEVALIN Rights partially offset by $58,000 of net interest income earned on outstanding bank balances. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

Provision for Income Taxes. We recorded a provision for income taxes of $3.0 million in 2012 as compared to $1.7 million recorded in the three months ended June 30, 2011.

The $3.0 million charge for income taxes during the three months ended June 30, 2012 was due to the generation of $21.1 million of pretax income during the quarter ended June 30, 2012. The tax expense for the quarter was below the statutory rate as a result of recognizing $3.2 million of additional research and experimentation credit carryovers following the completion of an analysis of prior year credits during the quarter.

Results of Operations

Six months ended June 30, 2012 and 2011

Total Revenues. Total revenues increased $39.6 million, or 44.5%, to $128.6 million in the six months ended June 30, 2012 from $89.0 million in the six months ended June 30, 2011. We recognized $122.4 million from product sales, of which $107.8 million related to sales of FUSILEV (each net of estimates for promotional, price and other adjustments, including adjustment of the allowance for product returns) and $14.6 million related to sales of ZEVALIN. Product revenues recorded in the six months ended June 30, 2011 were $82.8 million, of which $68.6 million related to sales of FUSILEV and $14.3 million related to sales of ZEVALIN. Revenues from the sales of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin. During each of the six months periods ended June 30, 2012 and 2011, we also recognized $6.2 million of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, and $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010.

Cost of Product Sales. Cost of product sales increased $5.5 million or 37.6% to $20.2 million in the six months ended June 30, 2012 from $14.7 million in the six months ended June 30, 2011. The increase in total cost of sales relates primarily to an increase in product revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $10.2 million, or 32.3%, to $41.6 million in the six months ended June 30, 2012 from $31.5 million in the six months ended June 30, 2011. The increase is due primarily to:

•

$6.1 million increase in compensation and associated benefits, of which $4.7 million of the increase is attributable to sales and marketing expenses as a result of the expansion of our sales force. We expect sales and marketing activities will increase as we invest in additional commercial resources to increase market expansion of both ZEVALIN and FUSILEV.

•	$2.6 million increase in advertising, branding, printing, marketing and promotion

•	$3.4 million in legal and professional fees related to the Allos tender offer and $687,000 transaction costs related to the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

•	$967,000 increase in professional fees

•	$506,000 increase in regulatory fees

•	$563,000 increase for transitional services related to sales of ZEVLIN outside the U.S.

These increases were partially offset by:

•	$4.7 million decrease in non-cash stock compensation expense primarily due to the management incentive plan expenses.

Research and Development. Research and development expenses increased $5.0 million, or 36.7%, to $18.5 million, in the six months ended June 30, 2012 from $13.5 million in the six months ended June 30, 2011. The increase is primarily due to:

•	$3.3 million increase for drug product and a payment related to the co-development and commercialization agreement with Hamni Pharmaceutical Company for SPI-2012,

•	$1.5 million increase in compensation and associated benefits.

We expect research and development expenses to range between approximately $38 and $42 million for 2012, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $2.6 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively, due to the amortization of intangibles from the acquisition of ZEVALIN Rights to market ZEVALIN outside the U.S.

Change in Fair Value of Common Stock Warrant Liability. We recorded a loss of $6.5 million for the change in the fair value of the warrant obligations during 2011. No warrants recorded as a liability were outstanding in 2012.

Other Net Income. The principal components of other income (loss) of ($1.3 million) and $694,000 during the six month periods ended June 30, 2012 and 2011, respectively, consisted primarily of an increase in currency exchange rate losses partially offset by $132,000 of net interest income earned on outstanding bank balances. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

Provision/Benefit for Income Taxes. We recorded a benefit for income taxes of $20.3 million in 2012 as compared to a provision of $1.7 million recorded in the six months ended June 30, 2011.

Based on the weight of both positive and negative evidence, we concluded that it is more likely than not that the domestic net deferred tax assets will be realized, and therefore, we have released our domestic valuation allowance during the quarter ended March 31, 2012. We released approximately $22 million as part of the projected annual effective tax rate and released the remaining $24 million of the domestic valuation allowance as a discrete item through June 30, 2012. We maintained a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized.

The annual effective rate for fiscal 2012 is below the statutory rate principally as a result of tax benefits expected to be realized from the release of our valuation allowance against domestic deferred tax assets based upon projected current year earnings. The year to date tax benefit of $20.3 million in 2012 is primarily the result of a $24 million discrete tax benefit recognized during the quarter ended March 31, 2012 related to the release of our valuation allowance on domestic deferred tax assets.

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

For the six months ended June 30, 2012 and 2011, the following is a roll forward of the provisions for return, discounts and rebates and chargebacks allowances and estimated doubtful account allowances.

	Chargebacks and Discounts	Rebates	Returns	Data and Distribution Fees	Doubtful accounts	Total
	($ in ‘000’s)
Period ended June 30, 2012:
Balances at beginning of the period	$1,942	$8,114	$4,000	$5,866	$471	$20,393
Add provisions/(recovery):	25,607	21,192	(490)	8,511	(30)	54,790
Less: Credits or actual allowances:	(17,771)	(11,324)	(10)	(5,477)	(29)	(34,611)

Balances at the close of the period	$9,778	$17,982	$3,500	$8,900	$412	$40,572

Period ended June 30, 2011:
Balances at beginning of period	$675	$14,474	$2,000	$1,874	$339	$19,362
Add provisions:	3,026	9,360	1,048	3,226	291	16,951
Less: Credits or actual allowances:	(2,378)	(10,920)	(48)	(1,802)	—	(15,148)

Balances at the close of the period	$1,323	$12,914	$3,000	$3,298	$630	$21,165

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

During the six months ended June 30, 2012, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

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

In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of June 30, 2012 and 2011, were primarily in money market accounts, short-term corporate bonds, certificates of deposit, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong and well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by many banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds are being constantly monitored. Because of our ability to generally redeem these investments at par on short notice and without penalty, we believe that changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2012 or 2011, any decline in the fair value of our investments would not be material in the context of our condensed consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments and investing in highly rated securities.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this quarterly report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year December 31, 2011 as filed with the SEC. The risk factor titled “We are subject to risks associated with doing business internationally” in our Form 10-K is amended and restated in its entirety to read as follows:

Expansion into international markets is important to our long-term success, and our inexperience in international operations increases the risk that our international expansion efforts will not be successful.

We currently maintain offices outside of the United States and have sales personnel or independent consultants in several countries. Additionally, we conduct clinical trials and manufacture our drug products internationally. We have limited experience operating in foreign jurisdictions and are rapidly building our international operations. Managing a global organization is difficult, time consuming and expensive. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States, many of which are beyond our control. These risks include, among other things:

•	challenges caused by distance, language and cultural differences;

•	maintaining compliance with foreign legal requirements, including employment law;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	tariffs, customs, duties and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	changing economic conditions in countries where our products are manufactured;

•	exchange rate risks;

•	product liability, intellectual property and other claims;

•	reduced or varied protection for intellectual property rights in some countries;

•	political and social instability;

•	new export license requirements; and

•	difficulties in managing and staffing foreign operations.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce the desired levels of revenue or profitability, which could have an adverse effect on our business, financial condition and results of operations.

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

SPECTRUM PHARMACEUTICALS, INC.

Date: August 8, 2012	By:	/s/ Brett L. Scott

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