Form 10-Q
period 2012-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2012-11-09
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, 59,543,333 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Item 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and equivalents	$143,283	$121,202
Marketable securities	3,308	40,060
Accounts receivable, net of allowance for doubtful accounts of $284 and $471, respectively	90,943	51,703
Inventories, net	12,978	10,762
Prepaid expenses and other current assets	3,853	2,074
Deferred tax assets	11,351	—

Total current assets	265,716	225,801
Investments	—	9,283
Property and equipment, net	2,988	2,681
Intangible assets, net	204,633	41,654
Goodwill	29,976	—
Other assets	6,228	1,361

TOTAL ASSETS	$509,541	$280,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$93,289	$54,771
Accrued compensation and related expenses	15,057	1,788
Deferred revenue	12,300	12,300
Deferred development costs	700	—
Accrued drug development costs	13,314	9,678

Total current liabilities	134,660	78,537
Capital lease obligations	—	9
Deferred revenue and other credits—less current portion	5,500	14,029
Deferred development costs—less current portion	11,600	—
Deferred payment contingency	2,200	—
Tax liability	169	—
Deferred tax liability	426	—
Other long-term obligations	298	298
Revolving line of credit	75,000	—

Total liabilities	229,853	92,873
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:	—	—
Series B junior participating preferred stock, $0.001 par value;1,500,000 shares authorized and no shares issued and outstanding
Series E convertible voting preferred stock—$0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at September 30, 2012 and December 31, 2011 (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value—175,000,000 shares authorized; 59,525,328 and 59,247,483 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	60	59
Additional paid-in capital	466,655	452,761
Accumulated other comprehensive gain (loss)	682	(227)
Accumulated deficit	(187,832)	(261,883)
Less: Treasury stock at cost; 0 and 363,055 shares outstanding at September 30, 2012 and December 31, 2011, respectively	—	(2,926)

Total stockholders’ equity	279,688	187,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,541	$280,780

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product sales, net	$65,871	$47,949	$188,282	$130,759
License and contract revenue	3,171	3,075	9,321	9,225

Total revenues	69,042	51,024	197,603	139,984

Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	11,155	8,845	31,402	23,555
Selling, general and administrative	23,114	15,811	64,723	47,261
Research and development	10,183	7,388	28,657	20,904
Amortization of purchased intangibles	1,834	930	4,400	2,790

Total operating costs and expenses	46,286	32,974	129,182	94,510

Income from operations	22,756	18,050	68,421	45,474
Change in fair value of common stock warrant liability	—	2,999	—	(3,488)
Other income (expense), net	293	(144)	(1,076)	550

Income before (provision) benefit for income taxes	23,049	20,905	67,345	42,536
(Provision) benefit for income taxes	(1,737)	(650)	18,579	(2,300)

Net income	$21,312	$20,255	$85,924	$40,236

Net income per share:
Basic	$0.36	$0.38	$1.47	$0.77

Diluted	$0.33	$0.34	$1.32	$0.70

Weighted average shares outstanding:
Basic	58,912,031	53,810,047	58,564,176	52,477,789

Diluted	65,139,606	59,469,863	64,880,786	57,326,069

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net income	$21,312	$20,255	$85,924	$40,236
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities	1,267	29	966	(55)
Foreign currency translation adjustment	(60)	—	(57)	—

Total comprehensive income	$22,519	$20,284	$86,833	$40,181

See accompanying notes to condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$85,924	$40,236
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(9,225)	(9,225)
Depreciation and amortization	6,714	3,991
Stock-based compensation	9,424	15,216
Deferred income tax benefit	(33,298)	—
Change in fair value of common stock warrant liability	—	3,488
Provision for (recovery of) bad debt	(72)	189
Provision for inventory obsolescence	522	—
Loss on disposal of assets	115	31
Foreign currency remeasurement loss	847	—
Excess tax benefits from share-based compensation	(3,752)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(32,334)	(26,904)
Inventories, net	(492)	(6,051)
Prepaid expenses and other assets	9,977	316
Accounts payable and other accrued obligations	26,586	6,350
Accrued compensation and related expenses	496	325
Accrued drug development costs	1,565	4,460
Deferred revenue and other credits	865	(97)

Net cash provided by operating activities	63,862	32,325

Cash Flows From Investing Activities:
Sales and maturities of marketable securities	71,400	22,156
Purchases of marketable securities	(26,386)	(21,968)
Purchases of property and equipment	(304)	(380)
Purchases of available for sale securities	(1,712)	(164)
Acquisition of ZEVALIN Rights	(25,435)	—
Acquisition of Allos Therapeutics, net of cash acquired	(133,264)	—

Net cash used in investing activities	(115,701)	(356)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	4,592	2,388
Proceeds from issuance of common stock from warrant exercises	—	24,808
Proceeds from contributions to ESPP	372	434
Payments to acquire treasury stock	(8,948)	(2,840)
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(492)	—
Excess tax benefits from share-based compensation	3,752	—
Repayment of capital leases	(9)	(23)
Proceeds from revolving line of credit	75,000	—
Payment of debt issuance costs	(475)	—

Net cash provided by financing activities	73,792	24,767

Effect of exchange rates on cash	128	—
Net increase in cash and cash equivalents	22,081	56,736
Cash and cash equivalents—beginning of period	121,202	53,557

Cash and cash equivalents—end of period	$143,283	$110,293

Supplemental Disclosure of Cash Flow Information:
Conversion of preferred stock to common stock	$—	$37

Common stock issued for Targent milestone	$—	$11,778

Targent milestones included in intangible assets and accrued liabilities	$—	$5,000

Retirement of treasury shares	$11,874	$—

Inventory liability assumed in ZEVALIN Rights acquisition	$580	$—

See accompanying notes to condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Basis of Presentation

Business

Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company with fully integrated commercial and drug development operations, with a primary focus in oncology and hematology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We currently market three oncology drugs—FUSILEV® (levoleucovorin) for injection in the U.S., ZEVALIN® (ibritumomab tiuxetan) injection for intravenous use, for which we have worldwide rights and FOLOTYN® a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. We also have a diversified pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. On April 1, 2012, Spectrum acquired the licensing rights to market ZEVALIN (ZEVALIN Rights) outside of the U.S. On September 5, 2012, Spectrum acquired Allos Therapeutics, Inc. (“Allos”). See Note 2. Commencing September 5, 2012, the Company’s financial statements include the assets, liabilities, operating results and cash flows of ZEVALIN Rights and Allos.

The condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2012 and the results of operations and cash flows for the related interim periods ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other periods. The unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The accounting policies followed by us and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on March 2, 2012 with the SEC. We have not changed our significant accounting policies as of September 30, 2012. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on March 2, 2012.

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

License, collaboration and other

Milestone payments under collaborative arrangements are triggered either by the results of our research and development efforts or by specified sales results by a third-party collaborator. A milestone is defined as an event (i) that can only be achieved based in whole or in part either on the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by health authorities, commercial launches of drug candidates and achievement of certain revenues. Given the challenges inherent in developing and obtaining approval for drug products and in achieving commercial launches, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of these licensing and collaboration agreements. In addition, we evaluated whether the development milestones received met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones under all of our license and collaboration agreements to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones only if and as each milestone is achieved.

Our license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of the respective partner. For such contingent amounts we expect to recognize the payments as revenue when earned under the applicable contract, provided that collection is reasonably assured.

Intangible Assets

Intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. The Company’s policy is to identify and record impairment losses, if necessary, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

As part of the acquisition of Allos, we recorded intangible assets related to license and distribution rights and in-process research and development. The license and distribution rights are amortized over the expected patent life of 10 years. Refer to Note 6 for further information regarding intangible assets.

Goodwill

We accounted for the acquisition of Allos under the purchase method of accounting in accordance with accounting pronouncements. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired and liabilities assumed of Allos based on their estimated fair values. The total consideration paid by Spectrum to Allos consisted of cash and a contingent value right. The excess of the fair value of the total consideration over the net identifiable assets and intangibles was allocated to goodwill. Goodwill will be tested for impairment at least annually, or whenever events or circumstances occur that indicate impairment might have occurred in accordance with accounting pronouncements.

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

Acquisitions and Collaborations

For all in-licensed products, we perform an analysis to determine whether we hold a variable interest or interests that give us a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of September 30, 2012, we determined there were no variable interest entities required to be consolidated other than our Canadian affiliate, Spectrum Pharma Canada.

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

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Three Months Ended September 30, 2012
Basic earnings per share:	$21,312	58,912,031	$0.36

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,863,932
Incremental shares assumed issued on exercise of in the money warrants		279,518
Unvested restricted stock		1,044,125

Diluted earnings per share	$21,312	65,139,606	$0.33

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options		696,500

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Three Months Ended September 30, 2011
Basic earnings per share:	$20,255	53,810,047	$0.38

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,548,411
Incremental shares assumed issued on exercise of in the money warrants		198,285
Unvested restricted stock		281,535
Targent milestone which may be settled in cash or stock		591,585

Diluted earnings per share	$20,255	59,469,863	$0.34

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options		80,000

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share

Nine months Ended September 30, 2012
Basic earnings per share:	$85,924	58,564,176	$1.47

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,959,558
Incremental shares assumed issued on exercise of in the money warrants		272,927
Unvested restricted stock		1,044,125

Diluted earnings per share	$85,924	64,880,786	$1.32

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options		737,230

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Nine months Ended September 30, 2011
Basic earnings per share:	$40,236	52,477,789	$0.77

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		3,973,475
Incremental shares assumed issued on exercise of in the money warrants		174,652
Unvested restricted stock		258,644
Targent milestone which may be settled in cash or stock		401,509

Diluted earnings per share	$40,236	57,326,069	$0.70

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options		365,500

2. Acquisitions

Licensing Rights of ZEVALIN Outside the U.S.

On April 1, 2012, through a subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S. (ZEVALIN Rights) from Bayer Pharma AG or Bayer. Pursuant to the terms of the agreement, Spectrum acquired all rights including marketing, selling, intellectual property and access to existing inventory of ZEVALIN from Bayer. We currently market ZEVALIN in the U.S. and this agreement expanded our commercial efforts to the rest of the world. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. Under the terms of the agreement, Spectrum obtained marketing rights, patents, and access to existing inventory of ZEVALIN from Bayer. In consideration for the rights granted under the agreement, concurrent with the closing, Spectrum paid Bayer a one-time fee of Euro 19 million or approximately USD $25.4 million and will pay Bayer royalties based on a percentage of net sales of the licensed products in all territories worldwide except the U.S. Under the agreement, we also acquired access to existing inventory of ZEVALIN. Concurrent with the closing, we entered into certain ancillary agreements including but not limited to a transition services agreement to transition the business.

We accounted for the acquisition of ZEVALIN Rights as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet regardless of the likelihood of success of the related product or technology. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The ZEVALIN Rights related transaction costs expensed for the nine months ended September 30, 2012 were $687,384.

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following items ($ in 000’s):

Cash consideration for ZEVALIN Rights	$25,435
Total liabilities assumed	580

Total purchase consideration	$26,015

Fair Value Estimate of Assets Acquired and Liabilities Assumed

The total purchase consideration is allocated to ZEVALIN Rights net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in our condensed consolidated balance sheet is as follows ($ in thousands):

ZEVALIN product line/marketing rights	$19,810
Customer relationships	3,680

Identified intangible assets	23,490
Goodwill	2,525

Total fair value of assets acquired	$26,015

We estimated the fair value of the acquired marketing rights and customer relationships intangible assets using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). The Company’s measurement is based on the value indicated by current market expectations about those future amounts. The fair value estimate took into account our estimates of future incremental earnings that may be achieved by the promotion and distribution contract intangible assets, and included estimated cash flows of approximately 22 years and a discount rate of 14% to 26%.

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

These identified intangible assets are being amortized over the estimated useful life of 10 years. Included in amortization of purchased intangibles expense in the accompanying statement of income for the three and nine months ended September 30, 2012 is $718,000 and $1.4 million, respectively, related to the amortization of these intangibles.

We do not consider the acquisition of the licensing rights to market ZEVALIN outside the U.S. to be a material business combination and, therefore, have not disclosed the pro forma results of operations as required for material business combinations.

Allos Acquisition

Pursuant to the terms of the Agreement and Plan of Merger dated April 4, 2012 among Spectrum, Allos and Sapphire Acquisition Sub, Inc., Spectrum acquired a total of 96,259,850 shares pursuant to a tender offer, representing approximately 89.98% of the outstanding shares of Allos common stock on September 5, 2012 for an amount equal to the price per share of $1.82 in cash. Allos develops and markets anti-cancer therapeutics in the United States. As a result of the acquisition, we acquired an assembled sales force and anti-cancer therapeutics which enhanced our existing product base.

As part of the purchase consideration, Spectrum agreed to pay Allos shareholders an additional $0.11 per share if FOLOTYN® receives a conditional regulatory approval in the European Union or the EU, by December 31, 2012 and the first reimbursable commercial sale of FOLOTYN® in the lead indication in the third EU major market country is made by December 31, 2013. In January 2012, the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against approval of Allos’ Marketing Authorisation Application, or MAA, for FOLOTYN for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma or PTCL in Europe. Allos submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA. On the same day, the CHMP forwarded a copy of its final opinion to the European Commission, or the EC, which is the regulatory authority responsible for rendering a final decision on the MAA. On June 21, 2012, Allos received a letter from the EC stating that the EC had adopted the CHMP’s opinion recommending against approval of the MAA. The decision is final and binding. Therefore, Spectrum management does not believe that the milestones triggering the contingent value right are achievable within the specified time frame and accordingly, did not value the contingent value right. We will continue to evaluate the fair value of the contingent value right through December 31, 2013. The Allos related transaction costs expensed for the three and nine months ended September 30, 2012 of $2.2 million and $5.5 million, respectively, were included in selling, general and administrative expenses.

Consideration Transferred

The Allos acquisition purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date. The following table summarizes the purchase price ($ in 000’s):

Cash consideration	$205,204
Contingent value right	—

Total purchase consideration	$205,204

Fair Value Estimate of Assets Acquired and Liabilities Assumed

Under the purchase method of accounting, the total purchase consideration is allocated to Allos net tangible and intangible assets based on their estimated fair values as of the closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill acquired is not deductible for tax purposes. The following table summarizes the fair value of the net assets acquired and included in our condensed consolidated balance sheet is as follows ($ in 000’s):

Cash	$71,940
Accounts receivable	6,835
Related party receivable	10,482
Inventory	2,246
Other current assets	1,527
Fixed assets	913
FOLOTYN distribution rights – US & Canada	118,400
FOLOTYN license with Mundipharma	27,900
Goodwill	27,550

Total assets acquired	267,793

Accounts payable & accrued liabilities	25,716
Mundipharma R&D expense liability	12,300
Deferred payment contingency	2,200
Deferred tax liabilities, net	22,373

Total liabilities assumed	62,589

Net assets acquired	$205,204

The acquired intangible assets consisted of developed technology for approved indications of currently marketed products. The acquired intangible assets principally relate to the FOLOTYN® distribution rights in the United States and Canada. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

	Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period
In-process research and development—FOLOTYN® Distribution Rights	$118,400	(1)
FOLOTYN® License & Distribution Agreement with Mundipharma	27,900	10 years

Total identifiable intangible assets	$146,300

(1)	Acquired in-process research and development (“IPR&D) is an intangible asset classified as an indefinite-lived until the completion or abandonment of the associated R&D effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. Intangible IPR&D is not amortized during the period that it is considered indefinite-lived but rather tested for impairment.

Included in amortization of purchased intangibles expense in the accompanying statement of income for the three and nine months ended September 30, 2012 is $186,000 related to the amortization of these intangibles.

The fair value of the acquired in-process research and development and license and distribution agreement intangible assets was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered our estimates of future incremental earnings that may be achieved by the intangible assets.

Goodwill is calculated as the excess of the purchase consideration transferred over the net assets recognized and represents the future economic benefits arising other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Allos includes benefits that the Company believes will result from combining the operations of Allos with the operations of Spectrum and any intangible assets that do not qualify for separate recognition, as well as future, yet unidentified products. The Allos acquisition will also allow us to gain additional expertise and intellectual property for the next generation of anti-cancer therapeutics, an expanded and complimentary product mix, and an assembled sales force, which we believe supports the amount of goodwill recognized. Goodwill is not amortized and is not deductible for tax purposes.

Deferred tax liability reflects taxes associated with the acquired in-process research and development and license and distribution intangible assets recognized as part of the acquisition.

The results of operations for the acquisition discussed above is included in the consolidated statements of operations from the acquisition date. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations for the nine months ended September 30, 2012, assume the Allos acquisition had occurred on January 1, 2012 and for the nine months ended September 30, 2011, assume the acquisition had occurred on January 1, 2011 ($ in 000’s):

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Total revenues	$229,012	$199,329
Income from continuing operations	$44,775	$13,894
Net income	$53,036	$7,383
Basic net income per share	$0.91	$0.14
Diluted net income per share	$0.82	$0.13

With respect to the acquisition discussed above, we believe the fair values assigned to the assets acquired and liabilities assumed were based upon reasonable assumptions. Our allocations of the purchase price is largely dependent on discounted cash flow analyses of projects and products of Allos. We cannot provide assurance that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize as we estimated. For these reasons, among others, our actual results may vary significantly from the estimated results.

The recorded purchase price amounts are preliminary and subject to change as we are awaiting additional information related to income taxes. The effects of final adjustments, if any, on the purchase price allocation are not expected to be material.

Revenues and net loss of Allos included in our condensed consolidated financial statements from the date of acquisition, September 5, 2012 to September 30, 2012, were $6.0 million and ($1.0) million, respectively, after a provision for income taxes of $1.4 million.

3. Revolving Line of Credit

In connection with the Allos Acquisition (Note 2) , we entered into a credit agreement on September 5, 2012 or Credit Agreement, with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender. The Credit Agreement provides us with a committed $75 million revolving line of credit facility, or Credit Facility. We may increase the Credit Facility up to $125 million, subject to meeting certain customary conditions and obtaining commitments for such increase from the lenders. The Credit Facility expires on September 5, 2014.

The Credit Facility bears interest at a rate equal to the London Interbank Offer Rate, or LIBOR rate, or the base rate, plus an applicable margin as selected by management (4.5% at September 30, 2012). The applicable margin is as follows:

•	if the consolidated leverage ratio as at the last test date is less than 0.5:1.0, 1.75% per annum (for LIBOR rate loans) or .75% (for base rate loans);

•	if the consolidated leverage ratio as at the last test date is greater than 0.5:1.0 but less than 1.0:1.0, 2.00% per annum (for LIBOR rate loans) or 1.00% (for base rate loans); and

•	if the consolidated leverage ratio as at the last test date is greater than 1.0:1.0, 2.25% per annum (for LIBOR rate loans) or 1.00% (for base rate loans).

The base rate is subject to a floor that is 100 basis points above the LIBOR rate. The LIBOR rate does not include a floor and, with respect to it, interest periods of 1, 2, 3 and 6 months may be selected. Related interest expense was $141,000 for the three and nine months ended September 30, 2012, respectively.

We incurred $955,000 in related loan costs and fees, which were deferred and will be amortized using the effective interest method over 24 months, the term of the Credit Facility. Amortization expense included in interest expense in the accompanying condensed consolidated statements of income was $40,000 for the three and nine months ended September 30, 2012.

An unused line fee is payable quarterly in an amount ranging from 0.375 to 0.625% of the sum of the average daily unused portion of the facilities during any quarter based upon consolidated leverage ratio as at the last test date. A customary fee is also payable to the administrative agent on an annual basis in advance. Related fees included in interest expense in the accompanying condensed consolidated statements of income was $10,000 for the three and nine months ended September 30, 2012.

The direct and indirect domestic subsidiaries of the Company, including Allos, as a new wholly-owned subsidiary, guaranty the facility obligations.

The Credit Agreement includes the following quarterly financial covenants:

•	The Company may not permit the consolidated interest coverage ratio of the Company and its subsidiaries as of the end of any fiscal quarter to be less than 3.00 to 1.00;

•	The Company may not permit the consolidated leverage ratio at any time set forth below to be greater than the ratio set forth below opposite such period:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Closing Date through September 30, 2012	2.00 to 1.00
December 31, 2012 and each fiscal quarter thereafter	1.50 to 1.00

•	The Company may not permit the ratio of (i) the sum of (A) unencumbered cash and cash equivalents of the Company and its subsidiaries on a consolidated basis, plus (B) net accounts receivable of the Company and its subsidiaries on a consolidated basis, to (ii) consolidated funded indebtedness as of the end of any fiscal quarter to be less than 2.00 to 1.00.

In addition, the Credit Agreement includes certain negative covenants that, subject to exceptions, limit our ability to, among other things incur additional indebtedness, engage in future mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions on or repurchase capital stock, and enter into or amend other material agreements. The Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Credit Agreement.

On the closing date of September 5, 2012, we drew $50 million on the Credit Facility and used the proceeds to pay a portion of the purchase price for Allos (See Note 2). At September 30, 2012, $75 million was outstanding on the Credit Facility and there no amounts available to borrow. At September 30, 2012, we were in compliance with all financial covenants.

Additional revolving loans may be drawn and all revolving loans may be repaid and re-borrowed from time to time in an amount not to exceed the total commitment amount. Any such loan proceeds may be used for working capital and other general corporate purposes for us or our subsidiaries. The Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Credit Agreement.

4. Cash, Equivalents and Marketable Securities

As of September 30, 2012, we held substantially all of our cash, equivalents and marketable securities at major financial institutions, which must invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. We maintain cash balances in excess of federally insured limits in reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation and third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments and limit investing in long-term maturity instruments.

Cash, equivalents and marketable securities, including long term bank certificates of deposits, and investments totaled $149.2 million and $170.6 million as of September 30, 2012 and December 31, 2011, respectively. Long term bank certificates of deposit include a $251,000 restricted certificate of deposit that collateralizes tenant improvement obligations to the lessor of our principal offices. The following is a summary of such investments (in 000’s):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash	Marketable Security
						Current	Long Term
September 30, 2012
Cash and equivalents	$143,283	$—	$—	$143,283	$143,283	$—	$—
Bank CDs (including restricted certificate of deposit of $250)	2,218	—	—	2,218	—	2,218	—
Money market currency funds	1,090	—	—	1,090	—	1,090	—
Other securities (included in other assets)	1,747	—	896	2,643	—	—	2,643

Total investments	$148,338	$—	$896	$149,234	$143,283	$3,308	$2,643

December 31, 2011
Cash and equivalents	$121,202	$—	$—	$121,202	$121,202	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	27,845	—	—	27,845	—	18,562	9,283
Money market currency funds	14,485	—	—	14,485	—	14,485	—
U.S. Government securities	7,013	—	—	7,013	—	7,013	—
Other securities (included in other assets)	35	—	29	6	—	—	6

Total investments	$170,580	$—	$29	$170,551	$121,202	$40,060	$9,289

As of September 30, 2012, none of the securities had been in a continuous unrealized loss position longer than one year.

5. Fair Value Measurements

The carrying values of our cash and cash equivalents, marketable securities, other securities and common stock warrants, carried at fair value as of September 30, 2012 and December 31, 2011 are classified in the table below in one of the three categories of the fair value hierarchy described below:

	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
September 30, 2012
Assets:
Cash and equivalents	$143,283	$—	$—	$143,283
Bank CDs (including restricted certificate of deposit of $250)	—	2,218	—	2,218
Money market currency funds	—	1,090	—	1,090

Cash and equivalents, and marketable securities and investments	143,283	3,308	—	146,591
Deferred compensation investments, including life insurance cash surrender value	—	2,308	—	2,308
Other securities	2,643	—	—	2,643

	$145,926	$5,616	$—	$151,542

Liabilities:
Deferred executive compensation liability	—	1,785	—	1,785
Deferred development costs	—	—	12,300	12,300
Deferred payment contingency	—	—	2,200	2,200
Contingent value right	—	—	—	—

	$—	$1,785	$14,500	$16,285

	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets:
Cash and equivalents	$121,202	$—	$—	$121,202
Bank CDs (including restricted certificate of deposit of $500)	—	27,845	—	27,845
Money market currency funds	—	14,485	—	14,485
U.S. Government securities	—	7,013	—	7,013

Cash and equivalents, marketable securities and investments	121,202	49,343	—	170,545
Deferred compensation investments	—	972	—	972
Other securities	6	—	—	6

	$121,208	$50,315	$—	$171,523

Liabilities:
Deferred executive compensation liability	—	969	—	969

	$—	$969	$—	$969

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

The fair value of the deferred development cost liability was valued using the discounted cash flow method of the income approach. The fair value of the deferred payment contingency was valued using the discounted cash flow method of the income approach. The unobservable inputs to the valuation models that have the most significant effect on the fair value of the Company’s deferred development cost liability and deferred payment contingency are the determination of present value factors for future cash flows.

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

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended September 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ($ in 000’s)
Balance at December 31, 2011	$—
Transfers in / (out) of Level 3:
Deferred development costs	12,300
Deferred payment contingency	2,200
Contingent right value	—

Balance at September 30, 2012	$14,500

6. Intangible Assets and Goodwill

Intangible assets consist of the following ($ in 000’s):

	September 30, 2012
			Foreign
	Gross	Accumulated	Currency	Net
	Amount	Amortization	Translation	Amount
ZEVALIN intangibles—US	$41,900	$(18,805)	$—	$23,095
ZEVALIN intangibles –ZEVALIN Rights	23,940	(1,424)	(1,383)	21,133
FUSILEV intangibles	16,778	(2,487)	—	14,291
FOLOTYN license with Mundipharma	27,900	(186)	—	27,714
FOLOTYN distribution rights – US & Canada	118,400	—	—	118,400

Total intangible assets	$228,918	$(22,902)	$(1,383)	$204,633

	December 31, 2011
			Foreign
	Gross	Accumulated	Currency	Net
	Amount	Amortization	Translation	Amount
ZEVALIN intangibles—US	$41,900	$(16,015)	$—	$25,885
FUSILEV intangibles	16,778	(1,009)	—	15,769

Total intangible assets	$58,678	$(17,024)	$—	$41,654

During the three and nine months ended September 30, 2012, ZEVALIN and FOLOTYN intangible amortization of $1.8 million and $4.4 million, respectively, is included in amortization of purchased intangibles. In addition, during the three and nine months ended September 30, 2012, $493,000 and $1.5 million is included in cost of goods sold related to FUSILEV milestones.

During the three and nine months ended September 30, 2011, ZEVALIN intangible amortization of $1.3 million and $3.3 million, respectively, are included in amortization of purchased intangibles. In addition, during the three months ended September 30, 2011, $515,000 is included in cost of goods sold related to FUSILEV Targent milestones achieved in 2011.

Future amortization of intangible assets is as follows ($ in 000’s):

Years Ending December 31
2012	$2,874
2013	11,495
2014	11,495
2015	11,495
2016	11,495
Thereafter	37,379

$86,233

Goodwill

Changes in the carrying amount of goodwill through September 30, 2012 were as follows:

September 30, 2012
($ in ‘000’s)
Balance at December 31, 2011	$—
Acquisition of ZEVALIN Rights	2,525
Acquisition of Allos	27,550
Foreign exchange translation effects	(99)

$29,976

7. Inventories

Inventories, net of allowances consisted of the following:

	September 30, 2012	December 31, 2011
	($ in ‘000’s)
Raw materials	$1,210	$1,213
Work-in-process	7,173	4,726
Finished goods	4,595	4,823

	$12,978	$10,762

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors, and record reserves for obsolete and slow-moving inventories for amounts which we may not realize.

8. Accounts payable and accrued obligations

Accounts payable and other accrued obligations consisted of the following:

	September 30, 2012	December 31, 2011
	($ in ‘000’s)
Trade payables	$23,886	$9,805
Allowance for rebates	11,800	8,114
Accrued product royalty	13,372	11,003
Allowance for returns	5,007	4,000
Accrued data and distribution fees	7,223	5,866
Accrued GPO administrative fees	1,424	2,562
Inventory management fee	2,950	1,380
Accrued income taxes	4,730	1,409
Allowance for chargebacks	12,581	950
Other accrued obligations	10,316	9,682

	$93,289	$54,771

9. Income Taxes

On an interim basis, we estimate that the anticipated annual effective tax rate for the provision for income taxes will be 18.1% and have recorded a quarterly income tax provision in accordance with this anticipated annual rate. The annual effective rate is below the U.S. Federal statutory rate principally as a result of tax benefits expected to be realized from the release of our valuation allowance against domestic deferred tax assets based upon projected current year earnings. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the we conduct business.

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

Based on the weight of both positive and negative evidence, we concluded that it is more likely than not that our domestic net deferred tax assets will be realized, and therefore, during the quarter ended March 31, 2012 we began the process of releasing our domestic valuation allowance. Through September 30, 2012, we released approximately $26.0 million of our domestic valuation allowance as of January 1, 2012 as a discrete tax benefit. The remaining $20.0 million domestic valuation allowance as of January 1, 2012 will be released as a result of projected current year earnings and is a component in the calculation of our estimated 18.1% annual effective tax. Through June 30, 2012, we had released $24.0 million of the domestic valuation allowance as a discrete item with the remainder being a component of the annual effective tax rate calculation. We maintain a valuation allowance against our foreign net deferred tax assets.

During the quarter ended September 30, 2012 we completed our acquisition of Allos. In connection with our acquisition of Allos, we recorded deferred tax assets of $33.2 million which were net of a valuation allowance of $21.6 million and deferred tax liabilities of $55.6 million. A valuation allowance of $21.6 million was recorded against Allos’ deferred tax assets due to the fact that a substantial portion of Allos’ deferred tax liabilities relate to indefinite lived In Process Research and Development costs which were not considered a source of income to support the realization of Allos’ deferred tax assets. Realization of the balance of Allos’ deferred tax assets were primarily supported through estimated income projections. The deferred tax balances referenced above represent preliminary estimates of the deferred tax assets and liabilities acquired. Such amounts are subject to change pending finalization of Allos’ tax returns for the period ended September 5, 2012 and completion of the section 382 analysis with respect to acquired net operating loss carryovers and credits.

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

10. Mundipharma Agreements

As the result of Allos becoming our wholly owned subsidiary effective September 5, 2012, on a consolidated basis we are bound by a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agree to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time. Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories. Pursuant to the terms of the agreement, we may receive potential regulatory milestone payments of up to $11.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million. All of the remaining potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met. We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

In connection with the Mundipharma Collaboration Agreement, on a consolidated basis, we are also bound by a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, pursuant to which we have agreed to supply FOLOTYN for use in clinical trials for which Mundipharma bears operational responsibility and to support Mundipharma’s commercial requirements. We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Mundipharma Collaboration Agreement together as the Mundipharma Agreements.

As part of the Mundipharma Agreements, we are obligated to perform research and development services related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed below. The related Mundipharma R&D expense liability of $12.3 million was recorded as its fair value as of September 5, 2012, using the discounted cash flow method of the income approach. The assumptions included internal estimates of research and development personnel needed to perform the research and development services; and estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed, approximately through 2022 for the research and development obligations. The Company will reevaluate the measurement of this liability at each subsequent reporting date. The change in measurement will be recorded to research and development expense.

Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% upon the later of (i) the calendar quarter of the first approval of FOLOTYN in the EU for relapsed or refractory PTCL or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The “development cost differential” is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share. To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019. We record the joint development cost reimbursements received from Mundipharma as license and other revenue in the statement of operations; and we record the full amount of our joint development costs as research and development expense. License and contract revenue for the three and nine months ended September 30, 2012 includes $96,000 related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of September 30, 2012, the development cost differential was $634,000 and our contingent payment obligation related to the development cost differential was approximately $14.4 million. As part of the purchase accounting for the Allos Acquisition discussed in Note 2, we recorded this liability at its fair value of $2.2 million as deferred revenue on the consolidated balance sheet. We will reevaluate the measurement of this liability at each subsequent reporting date. The change in measurement will be recorded to research and development expense.

We will perform the research and development services under the Mundipharma Collaboration Agreement over the period required to complete the jointly agreed-upon clinical development activities, which we estimate to be approximately through 2022 based on our projected clinical trial enrollment and patient treatment-related follow up time periods, with no general right of return.

As of September 30, 2012, accounts receivable related to the Mundipharma Agreements totaled $540,000. As of September 30, 2012, deferred amounts related to the Mundipharma Agreements consisted of ($ in 000’s);

September 30,
2012
Mundipharma R&D expense liability, current portion	$700

Mundipharma R&D expense liability, less current portion	$11,600
Deferred payment contingency	2,200

$13,800

As discussed in Note 2, we recorded an intangible asset, FOLOTYN license and distribution agreement with Mundipharma totaling $27.9 million to be amortized over approximately 10 years. Included in amortization of purchased intangibles expense in the accompanying statement of income for the three and nine months ended September 30, 2012 is $186,000 related to the amortization of this intangible.

11. Commitments and Contingencies

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

Zevalin licensing and development in the United States

In December 2008, we acquired rights to commercialize and develop Zevalin in the United States as the result of a transaction with Cell Therapeutics , Inc. (CTI). Pursuant to the transfer of the ZEVALIN assets from CTI to to a joint venture, RIT Oncology LLC (RIT), in December 2008, RIT assumed certain agreements with various third parties related to ZEVALIN intellectual property. These currently effective agreements relate to the manufacture, use and sale of ZEVALIN in the United States and include (i) a license from Biogen, (ii) a license-back to Biogen Idec, Inc. (Biogen) for limited uses including fulfillment of a supply obligation to CTI, (iii) a sublicense from Biogen to certain ZEVALIN patents held by Genentech, Inc., (iv) a sublicense from Biogen to certain ZEVALIN patents held by GlaxoSmithKline and Glaxo Group Limited, and (v) a sublicense from Biogen to certain ZEVALIN patents held by Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and GlaxoSmithKline.

In accordance with the terms of such agreements, RIT is required to meet specified payment obligations including a commercial milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the United States, which has not been met, as well as U.S. net sales-based royalties of low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa Corporation. Such agreements generally continue until the last to expire of the licensed patents unless earlier terminated in accordance with the terms of the agreement for bankruptcy or material breaches that remain uncured. The patents that are subject to the agreements expire between 2014 and 2018.

Asset Purchase Agreement between CTI and Biogen, as assumed by RIT.

In connection with the joint venture arrangement with CTI, we entered into an amendment to the original asset purchase agreement between CTI and Biogen, referred to as the CTI/Biogen Agreement, modifying future milestone payments. Pursuant to the terms of the agreement, as amended, (i) upon the achievement of the specified FDA approval milestone, which was achieved in 2009, RIT (as successor to CTI) paid Biogen an additional amount of $5.5 million, (ii) RIT may be required to make an additional $10.0 million milestone payment upon the achievement of an additional FDA approval milestone, and (iii) RIT is required to make yearly royalty payments determined as a mid-single to mid-teen digits percentage of yearly net sales for the preceding year, increasing with the passage of time, with specific rates subject to confidential treatment pursuant to an order by the SEC. The agreement has an indefinite term and is no longer subject to termination; provided, however, that the royalty obligations automatically terminate upon the latest to occur of expiration of the subject patents, the sale by a third party of a biosimilar product in the U.S. or December 31, 2015. CTI’s rights and obligations, including its payment obligations to Biogen, including royalties on net sales of ZEVALIN and an additional regulatory milestone payment, under both the CTI/Biogen Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

Supply Agreement between Biogen and CTI

In connection with the joint venture arrangement with CTI, we entered into an amendment to the original supply agreement between Biogen and CTI, referred to as the CTI/Biogen Supply Agreement, modifying certain of the pricing and manufacturing technology transfer terms contained in the CTI/Biogen Supply Agreement and also providing that the term of the agreement may be shortened in some instances in the event of a mid-term manufacturing technology transfer. Pursuant to the terms of this agreement, as amended, we are required to purchase from Biogen certain kits to make single doses as part of one treatment to a patient, of either (i) Indium-111 Ibritumomab Tiuxetan (In-111 ZEVALIN) or (ii) Yttrium-90 Ibritumomab Tiuxetan (Y-90 ZEVALIN) or packages containing one dose of each for sale to end-users in the U.S. at a “cost plus” manufacturing price, with specific rates subject to confidential treatment pursuant to an order by the SEC. There are no milestone or royalty payments required pursuant to this agreement. The term of the agreement is until a manufacturing technology transfer occurs. Either party may generally terminate this agreement due to a bankruptcy of the other party or due to such other party’s material noncompliance with the agreement or certain other related agreements. CTI’s rights and obligations, including its payment obligations to Biogen, under both the CTI/Biogen Supply Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

ZEVALIN License and Asset Purchase Agreement with Bayer Pharma AG outside the U.S.

On April 1, 2012, through a subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S., or ZEVALIN Rights, from Bayer Pharma AG, or Bayer. Pursuant to the terms of the agreement, Spectrum acquired all rights including marketing, selling, intellectual property and access to existing inventory of ZEVALIN from Bayer. We currently market ZEVALIN in the U.S. and this agreement expands our commercial efforts to the rest of the world. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. In consideration for the rights granted under the agreement, concurrent with the closing, Spectrum paid Bayer a one-time fee of Euro 19 million or approximately USD $25.4 million and will pay Bayer royalties based on a mid-teen digits percentage of net sales of the licensed products in all territories worldwide except the U.S., with specific rates subject to confidential treatment pursuant to an order by the SEC. Under the agreement, we also acquired access to existing inventory of ZEVALIN and concurrent with the closing, entered into certain ancillary agreements including but not limited to a transition services agreement to transition the business. The term of this agreement is also subject to an order granting confidential treatment. This agreement may be terminated in the event of a material default, which is defined to include: (i) our failure to timely pay royalty payments under this agreement or payments under certain related agreements; (ii) our insolvency; and (iii) our breach and the resulting termination of an Amended and Restated License Agreement between Biogen and Bayer, dated as of January 16, 2012.

Amended and Restated License Agreement with Merck & Cie AG, FUSILEV.

In May 2006, we amended and restated a license agreement with Merck & Cie AG, a Swiss corporation, which we assumed in connection with the acquisition of the assets of Targent. Pursuant to the license agreement with Merck & Cie, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how related to FUSILEV to develop, make, and have made, use, sell and have sold FUSILEV in the field of oncology in North America. In addition, we have the right of first opportunity to negotiate an exclusive license to manufacture, have manufactured, use and sell FUSILEV products outside the field of oncology in North America. Also, under the terms of the license agreement, we paid Merck & Cie $100,000 for the achievement of FDA approval of FUSILEV. Merck & Cie is also eligible to receive a payment upon achievement of another regulatory milestone, in addition to royalties in the mid-single digits based on a percentage of net sales, with specific amounts and rates subject to confidential treatment pursuant to an order by the SEC. The term of the license agreement is determined on a product-by-product and country-by-country basis until royalties are no longer owed under the license agreement. The license agreement expires in its entirety after the date that we no longer owe any royalties to Merck & Cie. We have the unilateral right to terminate the license agreement, in its entirety or on a product-by-product or country-by-country basis, at any time for any reason and either party may terminate the license agreement due to material breach of the terms of the license agreement by or insolvency of the other party.

Exclusive development and commercialization collaboration agreement with Allergan , apaziquoune

In October 2008, we signed an exclusive development and commercialization collaboration agreement with Allergan for apaziquone. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable $41.5 million at closing and is obligated to make additional payments based on the achievement of certain development, regulatory and commercialization milestones. Under the terms of the agreement, we are entitled to payment of $57.5 million and $245 million upon achievement of certain regulatory and commercialization milestones, respectively, of which $1.5 million has been achieved following completion of enrollment in clinical trials, per the terms of the license, development, supply and distribution agreement. Also, Allergan has agreed to pay us tiered royalties starting in the mid-teens based on a percentage of net sales of apaziquone outside of the U.S. and Asia, which specific rates are subject to confidential treatment pursuant to an order by the SEC. The agreement will continue until terminated as follows: if that certain co-promotion agreement with Allergan has been terminated, the agreement will continue until the expiration of the last royalty payment period in the last country in the royalty territory (as defined in the agreement) with certain provisions surviving. Allergan may terminate the agreement at its election upon six months notice to Spectrum. Additionally, Allergan may terminate the agreement for an uncured material breach by Spectrum if the uncured material breach results in a material adverse impact on Allergan such that termination is the only reasonable remedy.

Our license, development, supply and distribution agreement with Allergan provides for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by health authorities, and commercial launches of drug candidates. Given the challenges inherent in developing and obtaining approval for drug products and in achieving commercial launches, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of such license, development, supply and distribution. In addition, we continue to evaluate whether the development milestones meet the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones under the Allergan license, development, supply and distribution to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones only if and as each milestone is achieved.

Collaboration agreement with Nippon Kayaku Co. LTD., apaziquone

In November 2009, we entered into a collaboration agreement with Nippon Kayaku Co., LTD. (“Nippon Kayaku”) for the development and commercialization of apaziquone in Asia, except North and South Korea (the “Nippon Kayaku Territory”). In addition, Nippon Kayaku received exclusive rights to apaziquone for the treatment of non muscle invasive bladder cancer in Asia (other than North and South Korea), including Japan and China. Nippon Kayaku will conduct apaziquone clinical trials in the Nippon Kayaku Territory pursuant to a development plan. Further, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of apaziquone in the Nippon Kayaku Territory.

Pursuant to the terms of this agreement, Nippon Kayaku paid Spectrum an upfront fee of $15 million and is obligated to make additional payments based on the achievement of certain development, regulatory and commercialization milestones. Under the terms of the agreement, we are entitled to payment of $10 million and $126 million upon achievement of certain regulatory and commercialization milestones, respectively. Also, Nippon Kayaku has agreed to pay Spectrum royalties based on a percentage of net sales of the subject products in the defined territory in the mid-teen digits, which specific royalty rates are subject to confidential treatment pursuant to an order by the SEC. The agreement will remain in effect, on a country-by-country basis, until the expiration of the obligation of Nippon Kayaku to pay royalties on sales of the subject products in such country. Nippon Kayaku may terminate the agreement at its election upon nine months notice to Spectrum. Additionally, either party may terminate the agreement for an uncured material breach by the other party.

Our license agreement with Nippon Kayaku provides for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by health authorities, and commercial launches of drug candidates. Given the challenges inherent in developing and obtaining approval for drug products and in achieving commercial launches, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of such license agreement. In addition, we continue to evaluate whether the development milestones, none of which have been achieved to date, meet the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones under the Nippon Kayaku license agreement to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones only if and as each milestone is achieved.

Asset Purchase Agreement with Targent, Inc.

In March 2006, we entered into an Asset Purchase Agreement with Targent, Inc. (“Targent”). As part of the consideration for the purchase of certain assets, we agreed to pay milestone payments to Targent upon the achievement of certain regulatory events as well as for certain sales levels for FUSILEV within a calendar year. In connection with the achievement of the FDA approval milestone in April 2011, we issued an aggregate of 733,715 shares of common stock to certain of Targent’s stockholders, as directed by Targent. We capitalized $6.3 million associated with this milestone as intangible assets during the three months ended September 30, 2011 which is being amortized over the estimated useful life of 8.7 years.

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

Licensing and collaboration agreement with TopoTarget, belinostat

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

Under the terms of the agreement, all development, including studies, will be conducted under a joint development plan and in accordance with a mutually agreed upon target product profile provided that we have final decision-making authority for all developmental activities in North America and India (and China upon exercise of the option for China) and TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. We have agreed to assume all responsibility for and future costs of the ongoing registrational PTCL trial while TopoTarget will assume all responsibility for and future costs of the ongoing Phase 2 CUP trial. We and TopoTarget will conduct future planned clinical trials pursuant to the joint development plan, of which we will fund 70% of the development costs and TopoTarget will fund 30% of the development costs. We and TopoTarget will each pay 50% of the costs for chemical, pharmaceutical and other process development related to the manufacturing of the product that are incurred with a mutually agreed upon budget in the joint development plan. TopoTarget is responsible for supplying us with both clinical and commercial product.

Pursuant to the terms of this agreement, Spectrum paid TopoTarget an upfront fee of $30 million. In addition, on the successful achievement of certain development, regulatory and sales milestones, none of which have been achieved to date, Spectrum is obligated to issue one million (1,000,000) shares of its common stock (subject to certain resale conditions) and pay TopoTarget up to $313 million. Also, Spectrum will pay TopoTarget royalties in the mid-teen digits based on net sales of the subject product in the defined territory, which specific royalty rates are subject to confidential treatment pursuant to an order by the SEC. None of such royalties have been earned or paid since inception of the agreement.

The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory with certain provisions surviving, unless earlier terminated in accordance with its terms. Spectrum may terminate the agreement at its election upon one hundred eighty (180) days notice to TopoTarget. Generally, Spectrum may also terminate immediately upon a prohibition on the use of the subject product or clinical hold by the FDA. TopoTarget may also terminate immediately in the event of a challenge (without TopoTarget’s consent) by Spectrum of the patents that cover the product. Either party may terminate the agreement upon a bankruptcy by the other party, or in the event of an uncured material breach by the other party.

Co-development and commercialization agreement with Hanmi Pharmaceutical Company, SPI-2012

In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. In consideration for the rights granted to us under the co-development and commercialization agreement with Hanmi, we paid Hanmi a fee which is included in research and development expense in the accompanying condensed consolidated financial statements because the technology has not yet achieved regulatory approval. We expect to initiate Phase 2 trials in collaboration with Hanmi in 2012. Under the terms of the agreement, we will share the costs and expenses of the study although we will have primary responsibility for them. If SPI-2012 is ultimately commercialized by us, we will have worldwide rights except for Korea, China and Japan upon payment of fees and milestone payments related to further development, regulatory approvals and sales targets.

License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute, FOLOTYN

In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary effective September 5, 2012, on a consolidated basis we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, net of actual rebates, chargebacks and returns, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. For purposes of the FOLOTYN License Agreement, annual worldwide sales consists of our distributor sales and annual net sales of FOLOTYN in the Mundipharma Territories, as reported to us under the Mundipharma Collaboration Agreement, if and when such sales occur in the Mundipharma Territories. Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million. For the three months ended September 30, 2012, our royalties were 8% of our net distributor sales. As of September 30, 2012, accrued royalties were $1.0 million and are included in accounts payable and accrued obligations on the consolidated balance sheet.

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

Employment Agreement

We have entered into an employment agreement with Dr. Rajesh C. Shrotriya, our President and Chief Executive Officer, which expires January 2, 2014. The employment agreement automatically renews for subsequent one-year calendar terms unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the new term. The employment agreement requires Dr. Shrotriya to devote his full working time and effort to our business and affairs during the term of the agreement. The employment agreement provides for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

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

AMAG Merger Transaction Class Action Lawsuits

On July 19, 2011, Allos entered into an Agreement and Plan of Merger and Reorganization, or AMAG Merger Agreement, with AMAG Pharmaceuticals, Inc., or AMAG, and Alamo Acquisition Sub, Inc., as amended on August 8, 2011. On October 21, 2011, the AMAG Merger Agreement was terminated. In July 2011, two lawsuits were filed in the Delaware Court of Chancery relating to the proposed merger between Allos and AMAG, which two cases were later consolidated as In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714-VCN. Following announcement of the proposed merger between Allos and Spectrum, the consolidated case became one of the Allos Transaction Class Action Lawsuits discussed below and part of the settlement memorialized in the memorandum of understanding dated May 7, 2012.

Allos Transaction Class Action Lawsuits

On April 9, 2012, a putative class action lawsuit captioned Radmore, et al. v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB, was filed in the United States District Court for the District of Colorado, or the Radmore Complaint. The Radmore Complaint names as defendants Allos Therapeutics, the members of the Allos board of directors, as well as Spectrum. The plaintiffs allege that Allos directors breached their fiduciary duties to their stockholders in connection with the proposed merger between Allos and Spectrum, and were aided and abetted by Allos and Spectrum. The Radmore Complaint alleges that the Merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices, and that the defendants entered into the transaction to benefit themselves personally. The Radmore Complaint seeks injunctive relief, including to enjoin the Merger, attorneys’ and other fees and costs, and other relief.

On April 12, 2012, a putative class action lawsuit captioned Keucher v. Berns, et al., C.A. No. 7419, was filed in the Delaware Court of Chancery, or the Keucher Complaint. The Keucher Complaint names as defendants Allos Theraputics, the members of the Allos board of directors, as well as Spectrum and Spectrum Merger Sub. The plaintiff alleges that the Allos directors breached their fiduciary duties to our stockholders in connection with the proposed merger between us and Spectrum, and were aided and abetted by Spectrum and Spectrum Merger Sub. The Keucher Complaint alleges that the Merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices and that the defendants entered into the transaction to benefit themselves personally. The Keucher Complaint seeks injunctive relief, including to enjoin the Merger, attorneys’ and other fees and costs and other relief.

On April 20, 2012, an Amended Class Action Complaint was filed in the Delaware Court of Chancery in the matter captioned Keucher v. Berns, et al., C.A. No. 7419-VCN, adding allegations that the Solicitation/Recommendation Statement on Schedule 14D-9, or the Schedule 14D-9, filed by us with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures.

On April 20, 2012, a Verified Second Amended Class Action Complaint for breach of fiduciary duty, or the In re Allos Complaint, was filed in the Delaware Court of Chancery in the matter captioned In re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714-VCN. The In re Allos Complaint replaces the Verified Amended Class Action Complaint that had alleged that Allos and the members of the Allos board of directors breached their fiduciary duties in connection with the proposed merger with AMAG. The In re Allos Complaint names as defendants Allos, the members of the Allos Board, as well as Spectrum and Spectrum Merger Sub. The plaintiffs allege that our directors breached their fiduciary duties to Allos stockholders in connection with the proposed merger between Allos and Spectrum, and were aided and abetted by us, Spectrum and Spectrum Merger Sub. The In re Allos Complaint alleges that the merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices, that defendants entered into the transaction to benefit themselves personally, and that the Schedule 14D-9 filed by Allos with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures. The In re Allos Complaint seeks injunctive relief, including to enjoin the merger, attorneys’ and other fees and costs, and other relief.

On April 30, 2012, an Amended Class Action Complaint was filed in the matter captioned Radmore v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB-CBS, adding allegations that the Schedule 14D-9 filed by us with the SEC on April 13, 2012, as amended, contains inadequate, incomplete and/or misleading disclosures in violation of the Allos directors’ fiduciary duties and section 14(e) of the Securities Exchange Act of 1934.

On May 7, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the actions pending in the Delaware Court of Chancery and United States District Court for the District of Colorado signed a memorandum of understanding, or the MOU, regarding a proposed settlement of all claims asserted in the actions related to the Offer and the Merger. In connection with the MOU, Allos agreed to further amend the Schedule 14D-9, previously filed with the SEC, to include certain supplemental disclosures. Under the terms of the proposed settlement, the expected award of attorneys’ fees and costs to plaintiffs’ counsel would not exceed $850,000, of which we expect a portion to be paid by Allos’ insurance carriers. The settlement is contingent upon court approval. Subject to satisfaction of the conditions set forth in the stipulation of settlement, the defendants will be released by the plaintiffs and all members of the relevant class of Company stockholders from all claims arising out of the Offer and the Merger, upon which occurrence defendants will seek termination of any and all continuing shareholder actions in which the released claims are asserted. In the event the settlement is not approved or such conditions are not satisfied, we will continue to vigorously defend all the actions related to the Offer and the Merger.

12. Stockholder’s Equity

Treasury Stock

On August 10, 2012, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock through August 1, 2013. The previous authorization was for up to $25 million and covered the period through December 31, 2012. During the nine months ended September 30, 2012, we repurchased 730,000 shares of our common stock for a purchase price of $8.9 million bringing the aggregate purchases to date to $11.9 million or 1,093,055 shares. There were no repurchases of our common stock during the nine months ended September 30, 2011. All treasury shares were retired in August 2012.

Warrant Activity

We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by consultants. Our outstanding warrants expire on varying dates through June 2015. Below is a summary of warrant activity during the nine months ended September 30, 2012:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2011	445,000	$5.04

Outstanding, at September 30, 2012	445,000	$5.04

Exercisable, at September 30, 2012	445,000	$5.04

Share-Based Compensation

We record share-based employee compensation expense for all equity-based programs, including stock options, restricted stock grants, 401(k) plan matching and our employee stock purchase plan. The fair value of share-based awards is estimated at the grant date and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period. Total expense recorded for the three month periods ended September 30, 2012 and 2011 is as shown below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
	($ in ‘000’s)
Research and development	$528	$280	$1,316	$1,179
Selling, general and administrative	2,800	4,056	8,109	14,037

Total share based compensation expense	$3,328	$4,336	$9,425	$15,216

Stock Options

During the nine month period ended September 30, 2012, the Compensation Committee of our Board of Directors granted stock options at exercise prices equal to or greater than the closing price of our common stock on the trading day prior to the grant date. The weighted average grant date fair value of stock options granted during the nine month period ended September 30, 2012 and 2011 were estimated at approximately $7.50 and $4.58, respectively using the Black-Scholes option pricing model with the following assumptions:

	Nine-months ended September 30,
	2012	2011
Divided yield	0.00%	0.00%
Expected volatility	72.8%	70.04%
Risk free interest rate	0.41%	0.96%
Expected life (years)	4.50	4.93

Share based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied a forfeiture rate to unvested awards for the purpose of calculating the compensation cost. These estimates will be reversed in future periods if actual forfeitures differ from our estimates.

During the three and nine months ended September 30, 2012, our share-based compensation in connection with the expensing of stock options was approximately $1.3 million and $3.9 million, respectively. During the three and nine months ended September 30, 2011, our share-based charge in connection with the expensing of stock options was approximately $1.5 million and $7.0 million, respectively.

As of September 30, 2012, there was approximately $8.6 million of unrecognized stock-based compensation cost related to stock options which we expect to recognize over a weighted average period of approximately 2.0 years.

Restricted Stock

The fair value of restricted stock awards is the grant date closing market price of our common stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.

During the three and nine month periods ended September 30, 2012, the share-based compensation in connection with the expensing of restricted stock awards was approximately $1.7 million and $4.2 million, respectively. During the three and nine month periods ended September 30, 2011, the share-based charge in connection with the expensing of restricted stock awards was approximately $260,000 and $1.4 million, respectively.

As of September 30, 2012, there was approximately $6.8 million of unrecognized share-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.43 years.

401(k) Plan Matching Contribution

During the nine month period ended September 30, 2012, we issued 39,085 shares of common stock as our match of approximately $494,669 on the 401(k) contributions of our employees. During the nine month period ended September 30, 2011, we issued 53,307 shares of common stock as our match of approximately $432,000 on the 401(k) contributions of our employees.

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

A total of 5,000,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of September 30, 2012, 364,254 shares have been issued under the Purchase Plan.

Common Stock Reserved for Future Issuances

As of September 30, 2012, approximately 9.9 million shares of our common stock, when fully vested, were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Conversion of Series E preferred shares	40,000
Exercise of stock options	9,380,815
Exercise of warrants	445,000

Total shares of common stock reserved for future issuances	9,865,815

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

The fair value of these equity awards was determined to be approximately $8.1 million. At September 30, 2012 there is $40,000 of unrecognized expense that will be amortized over the respective Service Life. Included in selling, general and administrative expense was $107,200 and $591,300, respectively, of compensation expense for the three and nine months ended September 30, 2012.

14. Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “Plan”). The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The Plan will be administered by the Compensation Committee of the board of directors, or a designee or designees of the Compensation Committee. The Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including management, as selected by the Plan administrator (the “Participants”). Under the Plan, we will provide the Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Plan administrator, and we have the option to make discretionary contributions. At September 30, 2012, deferrals and contributions totaling $1.7 million are included in deferred revenue and other credits in the accompanying condensed consolidated balance sheet.

15. Gross to Net Product Sales

A reconciliation of gross to net product sales for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
	($ in ‘000’s)
Gross product sales	$91,805	$59,130	$279,075	$159,406
Government rebates and chargebacks	(16,368)	(5,839)	(65,641)	(17,076)
Data, distribution and GPO fees	(7,898)	(3,666)	(21,369)	(6,892)
Prompt pay discount	(1,078)	(1,130)	(3,684)	(3,085)
Product returns allowance	(590)	(546)	(99)	(1,594)

Net product sales	$65,871	$47,949	$188,282	$130,759

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should read the following discussion of our financial condition and results of our operations in conjunction with the condensed consolidated financial statements and the notes to those financial statements included in Item I of Part 1 of this quarterly report and our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC.

Business Outlook

We are a biotechnology company with fully integrated commercial and drug development operations with a primary focus in hematology and oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We market three oncology drugs, ZEVALIN®, FUSILEV® and FOLOTYN® and have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical affairs, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy.

The following is an update of our business strategy for 2012, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

•

Maximizing the growth potential of our marketed drugs, ZEVALIN, FUSILEV and FOLOTYN. Our near-term outlook largely depends on sales and marketing successes for our three marketed drugs. For ZEVALIN, we stabilized sales in 2009 and continue to work on growing the ZEVALIN brand and are working to expand indications for use through additional trials. Effective April 2, 2012, with the acquisition of licensing rights from Bayer Pharma AG, we began the sales of ZEVALIN outside of the U.S. For FUSILEV, we are working to expand usage in colorectal cancer. We have initiated and continue to build appropriate infrastructure and additional initiatives to facilitate broad customer reach and to address other market requirements, as appropriate. We have formed a dedicated commercial organization comprised of highly experienced and motivated sales representatives, account managers, and a complement of other support marketing personnel to manage the sales and marketing of these drugs. In addition our scientific department supports field activities through various MDs, PhDs and other medical science liaison personnel.

We launched FUSILEV in August 2008 and we were able to benefit from broad utilization in community clinics and hospitals and recognized a dramatic increase in sales beginning in the second half of 2010 due to a shortage of generic leucovorin. While generic leucovorin supplies and utilization have been negatively impacted by this shortage, we cannot predict how long the shortage may continue or the extent of the impact the shortage may ultimately have on FUSILEV utilization. In April of 2011, we received two FDA approvals for FUSILEV. The first FDA approval was for the use of FUSILEV in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. The second FDA approval was for a “Ready-To-Use” formulation, or RTU, of FUSILEV. We are now actively engaged in marketing FUSILEV for use in advanced metastatic colorectal cancer and have engaged a focused commercial sales organization to work with our commercial group to support efforts to grow FUSILEV sales.

We have added FOLOTYN to our commercial drug portfolio with the acquisition of Allos Therapeutics, Inc. or Allos as of September 5, 2012. FOLOTYN is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death. FOLOTYN can be delivered as a single agent, for which we currently have approval in the United States for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, and has the potential to be used in combination therapy regimens. We believe that FOLOTYN’s unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications. FOLOTYN has been available for commercial sale in the United States since October 2009. We market FOLOTYN through our dedicated commercial organization, and are working to expand utilization.

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

With regard to our anti-cancer drug belinostat, a novel HDAC inhibitor, we have to date opened more than 100 sites. We completed enrollment in September 2011, and expect to file a NDA in 2013. Belinostat has received “Fast Track” designation from the FDA, which means, if the FDA agrees, we can start filing a rolling new-drug application even before the clinical package is ready, beginning with the filing of pre-clinical data and Chemistry Manufacturing and Control.

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

•

Managing our financial resources effectively. We remain committed to fiscal discipline, a policy which has allowed us to become well capitalized among our peers, despite a very challenging capital markets environment beginning in 2009 and continuing through 2012. This policy includes the pursuit of dilutive and non-dilutive funding options, prudent expense management, and the achievement of critical synergies within our operations in order to maintain a reasonable burn rate. Even with the continued build-up in operational infrastructure to facilitate the marketing of our three commercial drugs, we intend to be fiscally prudent in any expansion we undertake.

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

Financial Condition

Liquidity and Capital Resources

Our cumulative losses, since inception in 1987 through September 30, 2012, are approximately $187.8 million. We reported a net profit in 2011 and we have continued profitable operations through the first nine months ended September 30, 2012. We remain dependent upon revenues from our three commercial drugs, specifically FUSILEV, ZEVALIN and FOLOTYN. Our long-term strategy is to continue to generate profits from the sale and licensing of our drug products. In 2013, we expect our revenues and operating income to continue to grow.

While we believe that the approximately $146.6 million in cash, equivalents and investments, which includes long term marketable securities (after payment of $25.4 million for the purchase of the licensing rights to market ZEVALIN outside the U.S. or the ZEVALIN Rights and $133.3 million for the purchase of Allos), we had available on September 30, 2012 will allow us to fund our current planned operations for at least the next twelve to eighteen months, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well. On September 5, 2012, we entered into a credit agreement with Bank of America and Wells Fargo bank for a $75.0 million revolving line of credit, which can be increased up to $125.0 million, subject to meeting certain customary conditions and obtaining commitments for such increase from the lenders. As of September 30, 2012, $75.0 million has been drawn down on the revolving line of credit, of which the entire amount is outstanding and there are no amounts available to borrow.

Our expenditures for research and development, or R&D, consist of direct product specific costs (such as up-front license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others) and non-product specific, or indirect, costs (such as personnel costs, rent, and utilities, among others). During the nine month period ended September 30, 2012, our total research and development expenditure, including indirect expenditures, was approximately $28.7 million (net of $6.3 million received from Allergan).

Our primary focus areas for the foreseeable future, and the programs that are expected to represent a significant part of our R&D expenditures, are the on-going registrational clinical trials of apaziquone and belinostat and additional clinical studies in supporting the expanded utilization of our FDA approved products (ZEVALIN, FUSILEV and post-approval studies required by the FDA for FOLOTYN). While we are currently focused on advancing these key product development programs, we continually evaluate our R&D programs of other pipeline products in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Our anticipated net use of cash for R&D in the fiscal year ending December 31, 2012, excluding the cost of in-licensing or acquisitions of additional drugs, if any, is expected to range between approximately $38.0 and $42.0 million.

Under the Mundipharma Collaboration Agreement, Mundipharma is currently responsible for 40% of the joint development costs incurred by the parties related to the FOLOTYN post-approval studies. Other than this 40% reimbursement from Mundipharma, we do not receive any funding from third parties for research and development that we conduct; however, co-development and out-licensing agreements with other companies for certain of our drug products may reduce our expenses. In this regard, we entered into a collaboration agreement with Allergan whereby, commencing January 1, 2009, Allergan has borne 65% of the development costs of apaziquone. Additionally, we entered into a collaboration agreement with TopoTarget, whereby, commencing February 2, 2010, TopoTarget bears, for belinostat, 100% of the CUP trial costs and 30% of other development costs unrelated to the belinostat PTCL study.

In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $63.9 million for the first nine months of 2012 which includes net income in the period of $85.9 million adjusted for net non-cash credits of $28.8 million, of which, $33.3 million relates to a deferred income tax benefit.

Net Cash Used In Investing Activities

Net cash used in investing activities of $115.7 million for the first nine months of 2012 was primarily due to the $205.2 million purchase of Allos, net of $71,940 cash received, the $25.4 million purchase of the ZEVALIN Rights and purchases of $26.4 million of marketable securities, which was partially offset by $71.4 million in maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $73.8 million for the first nine months of 2012 primarily relates to the $75.0 million in proceeds from the revolving line of credit, the $4.6 million in proceeds from the issuance of common stock as a result of the exercise of 1,051,884 stock options, the $3.8 million in excess tax benefits for share-based compensation and the $372,000 in purchases of shares under our Employee Stock Purchase Plan. These proceeds were partially offset by the $8.9 million purchase of treasury stock and the $492,000 repurchase of shares to satisfy minimum tax withholding for the vesting of restricted stock.

Results of Operations

Three months ended September 30, 2012 and 2011

Total Revenues. Total revenues increased $18.0 million, or 35.3%, to $69.0 million in the three months ended September 30, 2012 from $51.0 million in the three months ended September 30, 2011. We recognized $65.9 million from net product sales, of which $52.0 million related to sales of FUSILEV (each net of estimates for promotional, price and other adjustments, including adjustment of the allowance for product returns), $7.9 million related to worldwide sales of ZEVALIN and $6.0 million related to sales of FOLOTYN, which included net product sales of $3.4 million for use in a clinical trial being conducted by an unrelated party. Net product revenues recorded in the three months ended September 30, 2011 were $47.9 million, of which $41.0 million related to sales of FUSILEV and $6.9 million related to sales of ZEVALIN. Revenues from the sales of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin. During the three month periods ended September 30, 2012 and 2011, we also recognized $3.2 and $3.1 million, respectively, of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, $16.0 million upfront payment we received from Nippon Kayaku Co., LTD., or Nippon Kayaku, and Handok Pharmaceuticals, or Handok, in the first quarter of 2010 and includes $96,000 related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

Cost of Product Sales. Cost of product sales increased $2.3 million or 26.1% to $11.2 million in the three months ended September 30, 2012 from $8.8 million in the three months ended September 30, 2011. The increase in total cost of sales relates primarily to an increase in product revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $7.3 million, or 46.2% to $23.1 million, in the three months ended September 30, 2012 from $15.8 million in the three months ended September 30, 2011. The increase is due primarily to:

•

$774,000 increase in compensation and associated benefits. We expect that sales and marketing activities will increase as we invest in additional commercial resources to increase market expansion of our commercial products.

•	$2.2 million in legal and professional fees related to the Allos acquisition

•	$819,000 increase for transitional services related to sales of ZEVALIN outside the U.S.

•	$2.5 million increase in advertising, branding, printing, marketing and promotion

•	$1.6 million severance and related expenses in connection with the Allos acquisition

•	$254,000 increase in regulatory fees

These increases were partially offset by a $1.3 million decrease in non-cash stock compensation expense primarily related to the management incentive plan

Research and Development. Research and development expenses increased $2.8 million, or 37.8%, to $10.2 million, in the three months ended September 30, 2012 from $7.4 million in the three months ended September 30, 2011. The increase is primarily due to:

•	$1.5 million increase in on-going clinical studies

•	$672,000 increase in compensation and associated benefits.

•	$548,000 severance and related expenses in connection with the Allos acquisition

We expect research and development expenses to range between approximately $38.0 and $42.0 million for 2012, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $1.8 million and $930,000 for the three months ended September 30, 2012 and 2011, respectively, due to the amortization of intangibles from the acquisition of ZEVALIN Rights and the amortization of intangibles from the acquisition of Allos.

Other Net Income (Expense). The principal components of other net income (expense) of $293,000 and ($144,000) during the three month periods ended September 30, 2012 and 2011, respectively, consisted primarily of an increase in currency exchange rate losses related to the acquisition of ZEVALIN Rights, partially offset by $33,000 of net interest income earned on outstanding bank balances. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

Provision for Income Taxes. We recorded a provision for income taxes of $1.7 million in 2012 as compared to a $650,000 provision for income taxes for the three months ended September 30, 2011.

The $1.7 million provision for income taxes during the three months ended September 30, 2012 was due to the generation of $23.0 million of pretax income during the quarter ended September 30, 2012. The tax expense for the quarter was below the statutory rate as a result of tax benefits realized from the release of our valuation allowance against domestic deferred tax assets through both our annual effective tax rate calculation and as a result of an increase in the discrete component of the valuation allowance reduction arising from a change in forecasted earnings.

During the quarter ended September 30, 2012 we completed our acquisition of Allos. In connection with our acquisition of Allos, we recorded deferred tax assets of $33.2 million which were net of a valuation allowance of $21.6 million and deferred tax liabilities of $55.6 million. A valuation allowance of $21.6 million was recorded against Allos’ deferred tax assets due to the fact that a substantial portion of Allos’ deferred tax liabilities relate to indefinite lived In Process Research & Development costs which were not considered a source of income to support the realization of Allos’ deferred tax assets. Realization of the balance of Allos’ deferred tax assets was primarily supported through our income projections.

Results of Operations

Nine months ended September 30, 2012 and 2011

Total Revenues. Total revenues increased $57.6 million, or 41.2%, to $197.6 million in the nine months ended September 30, 2012 from $140.0 million in the nine months ended September 30, 2011. We recognized $188.3 million from net product sales, of which $159.8 million related to sales of FUSILEV (each net of estimates for promotional, price and other adjustments, including adjustment of the allowance for product returns), $22.5 million related to sales of ZEVALIN and $6.0 million related to sales of FOLOTYN, which included net product sales of $3.4 million for use in a clinical trial being conducted by an unrelated party. Net product revenues recorded in the nine months ended September 30, 2011 were $130.8 million, of which $109.6 million related to sales of FUSILEV and $21.2 million related to sales of ZEVALIN. Revenues from the sale of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin. During each of the nine months periods ended September 30, 2012 and 2011, we also recognized $9.3 million and $9.2 million, respectively, of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010 and includes $96,000 related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

Cost of Product Sales. Cost of product sales increased $7.8 million or 33.3% to $31.4 million in the nine months ended September 30, 2012 from $23.6 million in the nine months ended September 30, 2011. The increase in total cost of sales relates primarily to an increase in product revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $17.5 million, or 36.9%, to $64.7 million in the nine months ended September 30, 2012 from $47.3 million in the nine months ended September 30, 2011. The increase is due primarily to:

•

$6.8 million increase in compensation and associated benefits, of which $4.5 million is attributable to sales and marketing expenses as a result of the expansion of our sales force, and the inclusion of Allos personnel. We expect that sales and marketing activities will increase as we invest in additional commercial resources to increase market expansion of ZEVALIN, FUSILEV and FOLOTYN.

•	$5.5 million increase in advertising, branding, printing, marketing and promotion

•	$5.5 million in legal and professional fees related to the Allos acquisition and $687,000 in transaction costs related to the acquisition of ZEVALIN Rights

•	$760,000 increase in regulatory fees

•	$1.6 million increase for transitional services related to sales of ZEVLIN outside the U.S.

•	$1.6 million severance and related expenses in connection with the Allos acquisition

•	$1.2 million increase in sales travel and expenses

•	$187,000 increase in legal and professional fees

These increases were partially offset by a $6.0 million decrease in non-cash stock compensation expense primarily related to the management incentive plan expenses.

Research and Development. Research and development expenses increased $7.8 million, or 37.1%, to $28.7 million, in the nine months ended September 30, 2012 from $20.9 million in the nine months ended September 30, 2011. The increase is primarily due to:

•	$2.9 million increase for drug product and a payment related to the co-development and commercialization agreement with Hamni Pharmaceutical Company for SPI-2012,

•	$2.0 million increase in compensation and associated benefits

•	$1.4 million increase in on-going clinical trials

•	$1.0 million increase in continuing medical education grants and symposiums

•	$548,000 severance and related expenses in connection with the Allos acquisition

We expect research and development expenses to range between approximately $38.0 and $42.0 million for 2012, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $4.4 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively, due to the amortization of intangibles from the acquisition of ZEVALIN Rights to and the amortization of intangibles from the acquisition of Allos.

Change in Fair Value of Common Stock Warrant Liability. We recorded a loss of $3.5 million for the change in the fair value of the warrant obligations during 2011. No warrants recorded as a liability were outstanding in 2012.

Other Net Income (Expense). The principal components of other net income (expense) of ($1.1 million) and $550,000 during the nine month periods ended September 30, 2012 and 2011, respectively, consisted primarily of an increase in currency exchange rate losses partially offset by $212,000 of net interest income earned on outstanding bank balances. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

(Provision)/Benefit for Income Taxes. We recorded a benefit for income taxes of $18.6 million in 2012 as compared to a provision of $2.3 million recorded in the nine months ended September 30, 2011.

As of December 31, 2011, we maintained a $46.3 million valuation allowance against our domestic deferred tax assets and a $1.0 valuation allowance against our foreign deferred tax assets. Based on the weight of both positive and negative evidence, we concluded during the quarter ended March 31, 2012 that it was more likely than not that the domestic net deferred tax assets would be realized, and therefore, we released $26.0 million of our domestic valuation allowance as a discrete tax benefit through September 30, 2012 with the remaining $20.0 million domestic valuation allowance being released through our annual effective tax rate based upon projected current year earnings. We maintained a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized.

The annual effective rate for fiscal 2012 is below the statutory rate principally as a result of tax benefits realized from the release of our valuation allowance against domestic deferred tax assets based upon current year earnings. The year-to-date tax benefit of $18.6 million in 2012 is primarily the result of $26.0 million in discrete tax benefits recognized through September 30, 2012 related to the release of our valuation allowance on domestic deferred tax assets.

During the quarter ended September 30, 2012 we completed our acquisition of Allos. In connection with our acquisition of Allos, we recorded deferred tax assets of $33.2 million which were net of a valuation allowance of $21.6 million and deferred tax liabilities of $55.6 million. A valuation allowance of $21.6 million was recorded against Allos’ deferred tax assets due to the fact that a substantial portion of Allos’ deferred tax liabilities relate to indefinite lived In Process Research & Development costs which were not considered a source of income to support the realization of Allos’ deferred tax assets. Realization of the balance of Allos’ deferred tax assets were primarily supported through our income projections.

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

The following is a roll forward of the provisions for chargebacks and discounts, rebates, returns, data and distribution fees and estimated doubtful account allowances for the nine months ended September 30, 2012 and 2011.

	Chargebacks and Discounts	Rebates	Returns	Data and Distribution Fees	Doubtful accounts	Total
	($ in ‘000’s)
Period ended September 30, 2012:
Balances at beginning of the period	$1,942	$8,114	$4,000	$5,866	$471	$20,393
Allos accruals assumed:	447	1,924	941	182	—	3,494
Add provisions/(recovery):	36,460	24,735	85	13,323	(72)	74,531
Less: Credits or actual allowances:	(24,910)	(22,973)	(20)	(12,148)	(115)	(60,166)

Balances at the end of the period	$13,939	$11,800	$5,006	$7,223	$284	$38,252

Period ended September 30, 2011:
Balances at beginning of period	$675	$14,474	$2,000	$1,874	$339	$19,362
Add provisions:	5,343	14,068	1,594	5,518	91	26,614
Less: Credits or actual allowances:	(4,474)	(18,788)	(94)	(3,343)	—	(26,699)

Balances at the end of the period	$1,544	$9,754	$3,500	$4,049	$430	$19,277

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

Discounts (generally prompt payment discounts) are accrued at the end of every reporting period based on the gross sales made to customers during the period and based on their terms of trade for a product. We generally review the terms of the contracts, specifically price and discount structures and payment terms between the customer and the us to estimate the discount accrual.

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

Product returns allowances

Customers are typically permitted to return products within thirty days after shipment, if incorrectly shipped or not ordered, and six months after the expiration of product dating for FUSILEV, subject to certain restocking fees and preauthorization requirements, as applicable. The returned product is destroyed if it is damaged, quality is compromised or past its expiration date. Based on our returns policy, we refund the sales price to the customer as a credit and record the credit against receivables. In general, returned product is not resold. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products and based on experience of our management with selling similar oncology products. We record an allowance for future returns by debiting revenue, thereby reducing gross revenues and crediting a reserve for returns to other accrued liabilities.

Distribution and Data Fees

Distribution and data fees are paid to authorized wholesalers and specialty distributors of FUSILEV and FOLOTYN as a percentage of WAC for products sold. The services provided include contract administration, inventory management, product sales reporting by customer, returns for clinics and hospitals. We accrue distribution and data fees based on a percentage of FUSILEV and FOLOTYN revenues that are set and governed by distribution agreements.

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

During the nine months ended September 30, 2012, there were no significant changes in our critical accounting policies and estimates, except as follows. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Business Combinations

We accounted for the acquisition of ZEVALIN Rights in April 2012 and Allos in September 2012 in accordance with accounting literature which establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination. The consideration paid to acquire ZEVALIN Rights and Allos is required to be measured at fair value. The total consideration transferred was the cash consideration paid and the basis upon which we assigned the purchase price of ZEVALIN Rights and Allos to the fair value assets acquired and liabilities assumed. This resulted in recognition of intangible assets, goodwill and a committed R&D expenditure estimate. The determination and allocation of the consideration transferred requires management to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the intangible assets acquired.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with accounting literature. This requires that the purchase method of accounting be used for all business combinations and specifies the criteria that must be met in order for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. As of September 30, 2012, we have recognized from the acquisitions $146.3 million of intangible assets related to in-process research and development and licensing and distribution rights and $30.0 million of goodwill. Our intangible assets are amortized over 10 years, based on their estimated useful life, and goodwill is determined to have an indefinite life and therefore, is not amortized. Intangible assets and goodwill are tested for impairment at least annually or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350. Judgment regarding the existence of impairment indicators will be based on operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain intangibles and other long-lived assets are impaired resulting in an adverse impact on our financial position and results of operations.

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

In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of September 30, 2012 and 2011, were primarily in money market accounts, short-term corporate bonds, certificates of deposit, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong and well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by many banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds are being constantly monitored. Because of our ability to generally redeem these investments at par on short notice and without penalty, we believe that changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2012 or 2011, any decline in the fair value of our investments would not be material in the context of our condensed consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments and investing in highly rated securities.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. The majority of our sales have been in U.S. dollars. In addition, we have certain cash balances and other assets denominated in euros. As a result, we are exposed to foreign currency rate fluctuations, and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. Such losses have not been significant to date.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this quarterly report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of inherent limitations in any control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout our organization.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A., for the fiscal year ended December 31, 2011, as updated by our Quarterly Report on Form 10-Q, Item 1A., for the quarter ended June 30, 2012, each as filed with the SEC. The additional risk factors set forth below were added in consideration of the completion of our acquisition of Allos Therapeutics, Inc., a Delaware corporation, on September 5, 2012.

Even though we have obtained accelerated approval to market FOLOTYN for the treatment of patients with relapsed orrefractory PTCL, we are subject to ongoing regulatory obligations and review, including post-approval requirements.

FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA’s accelerated approval regulations, which allow the FDA to approve products for cancer or other serious or life threatening diseases based on initial positive data from clinical trials. Under these provisions, we are subject to certain post-approval requirements pursuant to which we are required to conduct two randomized Phase 3 trials to confirm FOLOTYN’s clinical benefit in patients with T-cell lymphoma. The FDA has also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment. Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market. The FDA may also initiate proceedings to withdraw approval or request that we voluntarily withdraw FOLOTYN from the market if our Phase 3 studies fail to confirm FOLOTYN's clinical benefit. Further, the FDA may require us to amend the FOLOTYN package insert, including by strengthening the warnings and precautions section or institute a Risk Evaluation and Mitigation Strategy based on the results of these studies or clinical experience. We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of FOLOTYN. In addition, we or our third-party manufacturers are required to adhere to the FDA’s current Good Manufacturing Practices, or cGMP. The cGMP regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to FOLOTYN. Furthermore, we or our third-party manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure compliance with cGMP or other applicable government regulations and corresponding foreign standards. We have limited control over a third-party manufacturer’s compliance with these regulations and standards. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We are dependent upon a small number of customers for a significant portion of FOLOTYN revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our results of operations.

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding. We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN. For the years ended December 31, 2011, 2010 and 2009, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of Allos’ FOLOTYN sales. We expect significant customer concentration to continue for the foreseeable future. Our ability to generate sales of FOLOTYN will depend, in part, on the extent to which these distributors are able to provide adequate distribution of FOLOTYN to patient health care providers. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations.

If the distributors that we rely upon to sell FOLOTYN fail to perform, our business may be adversely affected.

Our success depends on the continued customer support efforts of our network of distributors. The use of distributorsinvolves certain risks, including, but not limited to, risks that these distributors will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using FOLOTYN or complaints about FOLOTYN;

•	not effectively distribute or support FOLOTYN;

•	reduce or discontinue their efforts to sell or support FOLOTYN;

•	be unable to satisfy financial obligations to us or others; and

•	cease operations.

Any such failure may result in decreased sales of FOLOTYN, which would harm our business.

We cannot predict when or if we will obtain regulatory approval to market FOLOTYN for any additional indications in the United States or in other countries.

We are subject to stringent regulations with respect to product safety and efficacy by various international, federal, state and local authorities. FOLOTYN has not been approved for marketing in the United States for any indication other than the treatment of patients with relapsed or refractory PTCL. A pharmaceutical product cannot be marketed for a particular indication in the United States or most other countries until it has completed a rigorous and extensive regulatory review and approval process for that indication. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Of particular significance are the requirements covering research and development, preclinical and clinical testing, manufacturing, quality control, labeling and promotion of drugs for human use. We may not obtain the necessary regulatory approvals to market FOLOTYN for any additional indications in the United States or in other countries. If we fail to obtain or maintain regulatory approvals to market FOLOTYN for any additional indications in the United States or in other countries, our ability to generate significant revenue or achieve profitability may be adversely affected.

Reports of adverse events or safety concerns involving FOLOTYN or similar small molecule chemotherapeutic agentscould delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales of FOLOTYN.

FOLOTYN may cause serious adverse events. These adverse events could interrupt, delay or halt clinical trials of FOLOTYN, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of FOLOTYN for any or all indications, including for the treatment of patients with relapsed or refractory PTCL. Adverse events may also negatively impact the sales of FOLOTYN. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the FOLOTYN package insert based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect FOLOTYN’s acceptance in the market. We cannot assure you that FOLOTYN will be safe for human use. At present, there are a number of clinical trials being conducted by other pharmaceutical companies involving small molecule chemotherapeutic agents. If other pharmaceutical companies announce that they observed frequent adverse events or unknown safety issues in their trials involving compounds similar to, or competitive with, FOLOTYN, we could encounter delays in the timing of our clinical trials or difficulties in obtaining or maintaining the necessary regulatory approvals for FOLOTYN. In addition, the public perception of FOLOTYN might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. Our planned trials to reduce side effects of FOLOTYN may not be successful.

Even if FOLOTYN meets safety and efficacy endpoints in clinical trials for additional indications, regulatory authorities may not approve FOLOTYN, or we may face post-approval problems that require withdrawal of FOLOTYN from the market.

We will not be able to market FOLOTYN in the United States for any additional indications or in any other countries for any indications until we have obtained the necessary regulatory approvals. Our receipt of approval of FOLOTYN in the United States for the treatment of patients with relapsed or refractory PTCL does not guarantee that we will obtain regulatory approval to market FOLOTYN in the United States for any additional indications or in any other countries. FOLOTYN may not be approved for any additional indications even if it achieves its endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from preclinical studies and clinical trials. The FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for any drug we develop. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-approval studies or Risk Evaluation and Mitigation Strategies for a product candidate. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of FOLOTYN. Following regulatory approval for any additional indication, FOLOTYN may later produce adverse events that limit or prevent its widespread use or that force us to withdraw FOLOTYN from the market for that indication or other indications. In addition, a marketed product continues to be subject to strict regulation after approval and may be required to undergo post-approval studies. For example, we are required to conduct two randomized Phase 3 trials to confirm FOLOTYN’s clinical benefit in patients with T-cell lymphoma as well as two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment. Any unforeseen problems with an approved product, any failure to meet the post-approval study requirements or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. Any delay in or failure to obtain or maintain regulatory approvals for FOLOTYN in the United States for any additional indication or in any other countries could harm our business.

Our collaboration partner, Mundipharma, may not be successful in obtaining regulatory approval for FOLOTYN in a number of countries and FOLOTYN is subject to numerous complex regulatory requirements.

Our collaboration partner, Mundipharma ,may not be successful in obtaining regulatory approval for FOLOTYN in a number of countries and FOLOTYN is subject to numerous complex regulatory requirements. Failure to comply with, or changes to, the regulatory requirements that are applicable to FOLOTYN outside the United States may result in a variety of consequences, including the following:

•	restrictions on FOLOTYN or our manufacturing processes;

•	warning letters;

•	withdrawal of FOLOTYN from the market;

•	voluntary or mandatory recall of FOLOTYN;

•	fines against us;

•	suspension or withdrawal of regulatory approvals for FOLOTYN;

•	suspension or termination of any of our ongoing clinical trials of FOLOTYN;

•	refusal to permit import or export of FOLOTYN;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure;

•	our strategic collaborator, Mundipharma, terminating our arrangement to co-develop FOLOTYN globally and

•	commercialize FOLOTYN outside the United States and Canada, which would delay development and may

•	increase the cost of developing and commercializing FOLOTYN; and

•	injunctions, consent decrees, or the imposition of civil or criminal penalties against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, we purchased 705,000 shares of our common stock under our previously approved repurchase plan for an aggregate purchase price of $8.6 million. The following table provides information regarding our repurchases for each month comprising the third quarter of fiscal year 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 – July 31, 2012	—	$—	—	$21,756,997

August 1, 2012 – August 31, 2012	—	$—	—	$96,756,997

September 1, 2012 – September 30, 2012	705,000	$12.21	705,000	$88,126,243

Total	705,000	$12.21	705,000

(1)	On August 10, 2012, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, through 10b5-1 plans or in privately negotiated transactions, each in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The term for the repurchase program expires August 1, 2013, however, we may suspend or terminate it at any time. The previous authorization was for up to $25 million and covered the period through December 31, 2012.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.2	Second Amended and Restated Bylaws. (Filed as Exhibit 3.2 to the Registrant’s Form 8-K, File No. 001-35006, as filed with the Securities and Exchange Commission on August 8, 2012, and incorporated herein by reference.)

10.1	Credit Agreement, dated September 5, 2012, by and among Spectrum Pharmaceuticals, Inc., the Guarantors named therein, the Lenders named therein and Bank of America, N.A, as the administrative agent. (Filed as Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-35006, as filed with the Securities and Exchange Commission on September 5, 2012, and incorporated herein by reference.)

10.2+	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).

10.3#	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.1 to Allos Therapeutics, Inc.’s Form 10-Q/A, File No. 000-29815, as filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference.)

10.4#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.13.1 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.)

10.5#	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos Therapeutics, Inc. (Filed as Exhibit 10.25 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 26, 2012, and incorporated herein by reference.)

10.6#	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos Therapeutics, Inc. (Filed as Exhibit 10.2 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.7#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.3 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.8+	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.

10.9+	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.

10.10+#	Sublicense Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc.

10.11+#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited.

10.12+#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline.

10.13+	Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012, as amended September 5, 2012, and effective as of September 1, 2012.

10.14+#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of the Registrant.

Exhibit Number	Description

10.15+#	Supply Agreement, dated June 9, 1999, by and between IDEC Pharmaceuticals Corporation and Schering Aktiengesellschaft, as amended December 14, 2004 and January 16, 2012, by and between Idec Pharmaceuticals Corporation and Schering Aktiengesellschaft.

10.16+	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.

10.17+	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.1*	XBRL Instance Document.

+	Filed herewith.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: November 9, 2012	By:	/s/ Brett L. Scott

Brett L. Scott
Senior Vice President, Acting Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	Second Amended and Restated Bylaws. (Filed as Exhibit 3.2 to the Registrant’s Form 8-K, File No. 001-35006, as filed with the Securities and Exchange Commission on August 8, 2012, and incorporated herein by reference.)

10.1	Credit Agreement, dated September 5, 2012, by and among Spectrum Pharmaceuticals, Inc., the Guarantors named therein, the Lenders named therein and Bank of America, N.A, as the administrative agent. (Filed as Exhibit 10.1 to the Registrant’s Form 8-K, File No. 001-35006, as filed with the Securities and Exchange Commission on September 5, 2012, and incorporated herein by reference.)

10.2+	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).

10.3#	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.1 to Allos Therapeutics, Inc.’s Form 10-Q/A, File No. 000-29815, as filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference.)

10.4#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.13.1 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.)

10.5#	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos Therapeutics, Inc. (Filed as Exhibit 10.25 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 26, 2012, and incorporated herein by reference.)

10.6#	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos Therapeutics, Inc. (Filed as Exhibit 10.2 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.7#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.3 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.8+	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.

10.9+	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.

10.10+#	Sublicense Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc.

10.11+#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited.

10.12+#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline.

10.13+	Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012, as amended September 5, 2012, and effective as of September 1, 2012.

10.14+#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of the Registrant.

Exhibit Number	Description

10.15+#	Supply Agreement, dated June 9, 1999, by and between IDEC Pharmaceuticals Corporation and Schering Aktiengesellschaft, as amended December 14, 2004 and January 16, 2012, by and between Idec Pharmaceuticals Corporation and Schering Aktiengesellschaft.

10.16+	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.

10.17+	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.1*	XBRL Instance Document.

+	Filed herewith.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.