Form 10-K
period 2012-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2013-02-28
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(702) 835-6300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value Rights to Purchase Series B Junior Participating Preferred Stock	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $783,502,234 based on the closing sale price of such common equity on such date.

As of February 15, 2013 there were 60,157,023 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2013 Annual Meeting of Shareholders, to be filed on or before April 30, 2013, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Spectrum Pharmaceuticals, Inc.®, FUSILEV®, FOLOTYN®, ZEVALIN® and RenaZorb® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Redefining Cancer CareTM , Turning Insights Into HopeTM, RIT Oncology, LLCTM, RITTM, RRZTM, and our logos are trademarks owned by Spectrum Pharmaceuticals, Inc. and its subsidiaries. EOquin® is a registered trademark of Allergan, Inc. that is in the process of being assigned to Spectrum. All other trademarks and trade names are the property of their respective owners.

PART I

Item 1. Business

Overview

We are a biotechnology company with fully integrated commercial and drug development operations with a primary focus in hematology and oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In the United States, or the U.S., we market three oncology drugs, FUSILEV® , FOLOTYN® and ZEVALIN® and also market ZEVALIN outside of the U.S. We have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates.

We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical affairs, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. Apaziquone has been studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, and is under strategic collaborations with Nippon Kayaku Co. Ltd., or Nippon Kayaku, and Handok Pharmaceuticals Co. Ltd., or Handok. Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, or PTCL, under a strategic collaboration with TopoTarget A/S, or TopoTarget. FOLOTYN is being further developed under a collaboration agreement with Mundipharma International Corporation Limited, or Mundipharma.

Our business strategy is comprised of the following initiatives:

•

Maximizing the growth potential of our marketed drugs, FUSILEV, FOLOTYN and ZEVALIN. Our near-term outlook largely depends on sales and marketing successes for our three marketed drugs. For FUSILEV, we are working to expand usage in colorectal cancer. We launched FUSILEV in August 2008 and we were able to benefit from broad utilization in community clinics and hospitals and recognized a dramatic increase in sales beginning in the second half of 2010 due to a shortage of generic leucovorin. While generic leucovorin supplies and utilization have been negatively impacted by this shortage, we cannot predict how long the shortage may continue or the extent of the impact the shortage may ultimately have on FUSILEV utilization. In April of 2011, we received two FDA approvals for FUSILEV. The first FDA approval was for the use of FUSILEV in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. The second FDA approval was for a “Ready-To-Use” formulation, or RTU, of FUSILEV. We are now actively engaged in marketing FUSILEV for use in advanced metastatic colorectal cancer.

We added FOLOTYN to our commercial drug portfolio with the acquisition of Allos Therapeutics, Inc. or Allos in September 2012. FOLOTYN is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death. FOLOTYN can be delivered as a single agent, for which we currently have approval in the United States for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, and has the potential to be used in combination therapy regimens. We believe that FOLOTYN’s unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications and for autoimmune diseases as well. FOLOTYN has been available for commercial sale in the United States since October 2009.

For ZEVALIN, we continue to work on growing the ZEVALIN brand and are working to expand indications for use beyond follicular non-Hodgkin’s lymphoma through additional trials. Effective April 2, 2012, with the acquisition of licensing rights from Bayer Pharma AG, we began the sales of ZEVALIN outside of the U.S. We have initiated and continue to build appropriate infrastructure and additional initiatives to facilitate broad customer reach and to address other market requirements, as appropriate, to expand utilization. We have formed a dedicated commercial organization comprised of highly experienced and motivated sales representatives, account managers, and a complement of other support marketing personnel to manage the sales and marketing of our drugs. In addition our scientific department supports field activities through various MDs, PhDs and other medical science liaison personnel.

•

Optimizing our development portfolio and maximizing the asset values of its components. While over the recent few years, we have evolved from a development-stage to a commercial-stage pharmaceutical company, we have maintained a highly focused development portfolio. Our strategy with regard to our development portfolio is to focus on late-stage drugs and to develop them safely and expeditiously to the point of regulatory approval. We plan to develop some of these drugs ourselves or with our subsidiaries and affiliates, or secure collaborations with third parties such that we are able to suitably monetize these assets. We have assembled a drug development infrastructure that is comprised of highly experienced and motivated MDs, PhDs, clinical research associates and a complement of other support personnel to develop these drugs. In April 2012, we announced that the single instillation Phase 3 clinical trials for apaziquone did not meet their primary endpoint however the pooled data from the studies did show a statistically significant treatment effect. A meeting with the FDA was held in December 2012 to discuss the results from these clinical trials. Based on the discussions with the FDA, we understand that the FDA can accept the NDA filing with the current Phase III data and will likely convene an Advisory Committee meeting. Further, based on discussions with the FDA, we have agreed to conduct one additional Phase III study following consultation with the FDA on its design.

With regard to our anti-cancer drug belinostat, a novel HDAC inhibitor, we have to date opened more than 100 international sites in the study of relapsed refractory peripheral T Cell Lymphoma. We completed enrollment in this trial in September 2011, announced top line results in December 2012 and expect to file a NDA in 2013.

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

Recent Developments

In 2012 and early 2013, we have continued to execute on our business strategy described above. We discuss below the key developments during that period.

In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company for SPI-2012 (formerly known as “LAPS-GCSF”), a drug for the treatment of chemotherapy induced neutropenia based on Hanmi's proprietary LAPSCOVERY™ Technology. We expect to initiate Phase 2 trials in collaboration with Hanmi in 2013. If SPI-2012 is ultimately commercialized, we will have worldwide rights except for Korea, China and Japan.

On April 1, 2012, through a subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of the licensing rights to market ZEVALIN, outside of the U.S., from Bayer Pharma AG. ZEVALIN is currently approved for sale in more than 40 countries for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. Under the agreement, Spectrum acquired marketing rights, patents, and access to existing inventory of ZEVALIN from Bayer. Spectrum intends to utilize a combination of company resources and partnerships to support the product outside the U.S.

In July 2012, we initiated an international, randomized, placebo-controlled Phase 2 study evaluating lucanthone in primary therapy for Glioblastoma Multiforme. An orally administered small molecule, lucanthone inhibits topoisomerase II and AP endonuclease and has been shown to sensitize tumor cells to radiation and chemotherapy by inhibiting DNA repair.

In August 2012, we initiated patient enrollment in the second part of our randomized Phase 2 clinical program of ozarelix, a luteinizing hormone-releasing hormone antagonist, in men with prostate cancer for whom hormonal treatment is indicated.

On September 5, 2012 we successfully completed the acquisition of Allos Therapeutics, Inc. As a result of the acquisition, we acquired an assembled sales force and FOLOTYN (pralatrexate injection) a folate analogue metabolic inhibitor which enhanced our existing product base.

In September 2012, we initiated patient enrollment in our randomized Phase 3 ZEVALIN Evaluation as Sequential Therapy trial of ZEVALIN injection for intravenous use for first-line consolidation in patients with diffuse large B-cell lymphoma who achieved remission following R-CHOP chemotherapy (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone).

In December 2012, we announced surpassing the primary endpoint in the pivotal, registrational Phase 2 BELIEF trial for belinostat, a pan-histone deacetylase, or HDAC, inhibitor. We expect to file an NDA by the middle of 2013.

In early January 2013 we announced positive, statistically significant data from our Phase 1 clinical trial evaluating the safety and tolerability of RenaZorb (also referred to as SPI-014) in healthy volunteers. RenaZorb is an orally available, lanthanum-based nanotechnology compound with potent phosphate-binding properties that is being developed for the potential treatment of hyperphospaternia (high phosphate levels in the blood) in patients with stage 5 chronic kidney desease, or CKD.

In late January 2013, we announced that we had reacquired development and commercialization rights for apaziquone in the U.S., Europe and other territories pursuant to an agreed-upon restructuring of our collaboration with Allergan, Inc. Apaziquone is an anticancer agent being developed for the treatment of non-muscle invasive bladder cancer as a single instillation following transurethral resection of bladder tumor.

Through the above-referenced agreements and our continued efforts, we continue to build a global pharmaceutical organization in 2013. For two of our non-U.S. business entities, Spectrum Pharma Canada, Inc., a Canadian affiliate headquartered in the Province of Quebec, Canada, and OncoRx Pharma Private Ltd., a wholly-owned Indian subsidiary headquartered in Mumbai, India, we continue to grow these entities in an effort to facilitate the opening of clinical trials sites in these countries to advance the clinical development of our products at a reduced cost. In connection with our acquisition of the ZEVALIN rights outside of the U.S. we have formed entities in the Cayman Islands, Netherlands and Japan.

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

Overview of Cancer

According to the American Cancer Society’s publication Cancer Facts & Figures 2012, cancer is the second leading cause of death in the U.S., accounting for approximately 25% of all deaths. In the U.S., approximately 1.64 million new cancer cases were expected to be diagnosed in 2012 and over 577,000 persons were expected to die from the disease in 2012. Accordingly, there is significant demand for improved and novel cancer treatments.

Cancer develops when cells in a part of the body begin to grow out of control. Although there are many kinds of cancer, they all start because of out-of-control growth of abnormal cells, or travel of these cells to sites outside of their normal environment. Normal body cells grow, divide, and die in an orderly fashion. During the early years of a person’s life, normal cells divide more rapidly until the person becomes an adult. After that, cells in most parts of the body divide only to replace worn-out or dying cells and to repair injuries. Because cancer cells continue to grow and divide, they are different from normal cells. Instead of dying, they outlive normal cells and continue to form new abnormal cells in their typical environment or migrate to other sites in the body.

Cancer cells may develop because of damage to DNA. Most of the time, when DNA becomes damaged, the body is able to repair it. In cancer cells, the damaged DNA is not repaired. People can inherit damaged DNA, which accounts for inherited cancers. More often, however, a person’s DNA becomes damaged by exposure to something in the environment, such as smoking or a virus.

Cancer usually forms as a tumor. Some cancers, like leukemia, do not typically form tumor masses. Instead, these cancer cells involve the blood and blood-forming organs and circulate through other tissues where they may grow. Often, cancer cells travel to other parts of the body where they begin to grow and replace normal tissue. This process is called metastasis. Regardless of where a cancer may spread, however, it is always named for the place it began. For instance, breast cancer that spreads to the liver is still called breast cancer, not liver cancer.

Different types of cancer can behave very differently. For example, lung cancer and breast cancer are very different diseases. They grow at different rates and respond to different treatments. That is why people with cancer need treatment that is aimed at their particular kind of cancer. In the more recent era, certain similar or identical molecular abnormalities may be found in histologically different kinds of cancers, with treatment designed to resolve the molecular abnormality. Cancer is currently treated by surgery, chemotherapy, radiation therapy, hormonal therapy, biological therapy and immunotherapy. Cancer is referred to as refractory when it has not responded, or is no longer responding, to a treatment.

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

The American Cancer Society estimated that the 2012 incidence of colorectal cancer in the U. S. would be approximately 143,460 and is the third most common cancer in both men and women. Leucovorin is currently a standard combination agent with 5-FU in various colorectal cancer treatment regimens. Leucovorin potentiates the effects of 5-FU and its derivatives by stabilizing the binding of the drug’s metabolite to its target enzyme, thus prolonging drug activity. There are peer-reviewed publications wherein FUSILEV is used in place of the leucovorin in combination with 5-FU containing regimens for adjuvant and advanced colorectal cancer and in combination with oxaliplatin and/or irinotecan for advanced disease. The National Comprehensive Cancer Network Clinical Practice Guidelines in OncologyTM in colon cancer and rectal cancer have been updated to reflect that FUSILEV is available in the U.S. Additionally, in the fourth quarter of 2008, FUSILEV was listed and continues to be listed in the NCCN Drugs and Biologic Compendium for use in combination with high-dose methotrexate for the treatment of bone cancer (osteosarcoma and de-differentiated chrondrosarcoma). The NCCN Drugs and Biologics Compendium is an important reference that has been recognized by United HealthCare as a formal guidance for coverage policy. In addition, Centers for Medicare & Medicaid Services, or CMS, announced in June 2008 that it would recognize the NCCN Drugs & Biologics Compendium as a source of information to determine which drugs may be covered under Medicare Part B.

The following describes the principal commercial terms relating to FUSILEV licensing and development.

•

In April 2006, we acquired all of the oncology drug product assets of Targent, Inc. or Targent. Pursuant to the agreement, as of the end of 2011, Targent has received all payments provided for under the agreement based on the achievement of certain regulatory and sales milestones. We made such payments in a combination of our common stock and cash.

•

In May 2006, we amended and restated a license agreement with Merck & Cie AG, a Swiss corporation, which we assumed in connection with the acquisition of the assets of Targent. Pursuant to the license agreement with Merck & Cie, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how related to FUSILEV to develop, make, and have made, use, sell and have sold FUSILEV in the field of oncology in North America. In addition, we have the right of first opportunity to negotiate an exclusive license to manufacture, have manufactured, use and sell FUSILEV products outside the field of oncology in North America. Also, under the terms of the license agreement, we paid Merck & Cie $100,000 for the achievement of FDA approval of FUSILEV. Merck & Cie is also eligible to receive a $200,000 payment upon achievement of FDA approval of an oral form of FUSILEV, in addition to royalties in the mid-single digits based on a percentage of net sales. The term of the license agreement is determined on a product-by-product and country-by-country basis until royalties are no longer owed under the license agreement. The license agreement expires in its entirety after the date that we no longer owe any royalties to Merck & Cie. We have the unilateral right to terminate the license agreement, in its entirety or on a product-by-product or country-by-country basis, at any time for any reason and either party may terminate the license agreement due to material breach of the terms of the license agreement by or insolvency of the other party.

FOLOTYN (pralatrexate injection): In September 2012, through the completion of our acquisition of Allos, we acquired FOLOTYN. FOLOTYN is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. Based on preclinical studies, we believe that FOLOTYN selectively enters cells expressing RFC, a protein that is frequently over expressed on cancer cells compared to normal cells. Once inside cancer cells, FOLOTYN is efficiently polyglutamylated, which makes it less susceptible to efflux-based drug resistance and leads to high intracellular drug retention compared to other antifolates. Inside the cell, FOLOTYN targets the inhibition of DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.

The antimetabolites, including antifolates such as FOLOTYN, are a group of low-molecular weight compounds that exert their effect by virtue of their structural or functional similarity to naturally occurring molecules involved in DNA synthesis. Because the cell mistakes them for a normal metabolite, the antimetabolites either inhibit critical enzymes involved in DNA synthesis or become incorporated into the nucleic acid, producing incorrect codes. Both mechanisms result in inhibition of DNA synthesis and ultimately, cell death. Because of their primary effect on DNA synthesis, the antimetabolites are most effective against actively dividing cells and are largely cell-cycle phase specific. There are three classes of antimetabolites; purine analogs, pyrimidine analogs and folic acid analogs, also termed antifolates. FOLOTYN is a folic acid analog.

The selectivity of antifolates for tumor cells involves their conversion to a polyglutamylated form by the enzyme folypolyglutamyl synthetase. Polyglutamylation is a time- and concentration-dependent process that occurs in tumor cells, and to a lesser extent, normal cells. The selective activity of the folic acid analogs in malignant cells versus normal cells likely is due to the relative difference in polyglutamylate formation. Polyglutamylated metabolites have prolonged intracellular half-life, increased duration of drug action and are potent inhibitors of several folate-dependent enzymes, including DHFR.

We believe that the resistance of malignant cells to the effects of the folic acid analogs may, in part, be due to impaired polyglutamylation. We believe the improved antitumor effects of FOLOTYN in comparison to methotrexate, as observed in preclinical studies, is likely due to the more effective uptake and transport of FOLOTYN into the cell followed by the greater accumulation of FOLOTYN and its metabolites within the tumor cell through the formation of the polyglutamylated derivatives.

ZEVALIN (ibritumomab tiuxetan) Injection for intravenous use: In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S., as the result of a transaction with Cell Therapeutics, Inc., or CTI as further described below. In April 2012, we acquired licensing rights to market ZEVALIN outside of the U.S from Bayer Pharma AG, or Bayer, as further described below.

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

ZEVALIN was approved by the FDA in February of 2002 for the treatment of follicular non-Hodgkin’s lymphoma, or NHL. ZEVALIN was approved as part of a ZEVALIN therapeutic regimen for treatment of relapsed or refractory, low-grade or follicular B-cell NHL, including patients with rituximab-refractory follicular NHL. For reference, the term “refractory” refers to lymphoma that does not respond to a particular therapy. The term “relapsed” refers to lymphoma that returns after initially responding to therapy. The terms “low-grade” and “follicular” refer to types of lymphoma tumors as determined by laboratory and microscopy tests, which have an indolent (slow growing) clinical course. Rituximab is a monoclonal antibody that specifically recognizes a particular part of a B-cell also called the CD 20 antigen, and is used as monotherapy or in combination with other agents for the treatment of B-cell NHL.

NHL is caused by the abnormal proliferation of white blood cells and normally spreads through the lymphatic system, a system of vessels that drains lymphatic fluid from the peripheral tissues and returns lymphatic fluid to circulation. There are many different types of NHL which can be divided into aggressive NHL, a more rapidly spreading and refractory form of the disease, and indolent NHL, which progresses more slowly. NHL can be classified as either B-cell or T-cell NHL. According to the National Cancer Institute’s SEER database there were nearly 400,000 people in the U.S. with NHL in 2004. The American Cancer Society estimated that in the U. S. 70,130 people were expected to be newly diagnosed with NHL in 2012. Additionally, approximately 18,940 were expected to die from this disease in 2012.

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

In December 2012 at the Annual Meeting of the American Society of Hematology in Atlanta, Georgia, 19 abstracts were presented featuring clinical and scientific data for our commercial products, ZEVALIN and FOLOTYN, as well as our late-stage drug candidate, belinostat. The presentations included two oral presentations and 10 poster presentations for ZEVALIN® (ibritumomab tiuxetan) injection for intravenous use, three poster presentations for FOLOTYN® (pralatrexate injection), and four poster presentations for belinostat, a novel histone deacetylase (HDAC) inhibitor.

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

•

Pursuant to the transfer of the ZEVALIN assets from CTI to RIT in December 2008, RIT assumed certain agreements with various third parties related to ZEVALIN intellectual property. These currently effective agreements relate to the manufacture, use and sale of ZEVALIN in the United States and include (i) a license from Biogen, (ii) a license-back to Biogen for limited uses including fulfillment of a supply obligation to CTI, (iii) a sublicense from Biogen to certain ZEVALIN patents held by Genentech, Inc., (iv) a sublicense from Biogen to certain ZEVALIN patents held by GlaxoSmithKline and Glaxo Group Limited, and (v) a sublicense from Biogen to certain ZEVALIN patents held by Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and GlaxoSmithKline. In accordance with the terms of such agreements, RIT is required to meet specified payment obligations including a commercial milestone payment to Corixa Corporation of $5,000,000 based on ZEVALIN sales in the United States, which has not been met, as well as U.S. net sales-based royalties of low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa Corporation. Such agreements generally continue until the last to expire of the licensed patents unless earlier terminated in accordance with the terms of the agreement for bankruptcy or material breaches that remain uncured. The patents that are subject to the agreements expire between 2014 and 2018.

•

On April 1, 2012, through a subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S., referred to as the ZEVALIN Ex-US Rights, from Bayer Pharma AG, or Bayer. Pursuant to the terms of the agreement, Spectrum acquired all rights including marketing, selling, intellectual property and access to existing inventory of ZEVALIN from Bayer. We currently market ZEVALIN in the U.S. and this agreement expands our commercial efforts to the rest of the world. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. In consideration for the rights granted under the agreement, concurrent with the closing, Spectrum paid Bayer a one-time fee of Euro 19 million or US $25.4 million and will pay Bayer royalties based on a mid-teen digits percentage of net sales of the licensed products in all territories worldwide except the U.S., with specific rates subject to confidential treatment pursuant to an order by the SEC. Under the agreement, we also acquired access to existing inventory of ZEVALIN and concurrent with the closing, entered into certain ancillary agreements including but not limited to a transition services agreement to transition the business. Unless earlier terminated, the term of the agreement continues until the expiration of our royalty payment obligations which, in turn, run until the last-to-expire patent covering the sale of a licensed product in the relevant country or fifteen (15) years from the date of first commercial sale of the licensed product in such country, whichever is longer. This agreement may be terminated in the event of a material default, which is defined to include: (i) our failure to timely pay royalty payments under this agreement or payments under certain related agreements; (ii) our insolvency; and (iii) our breach and the resulting termination of an Amended and Restated License Agreement between Biogen and Bayer, dated as of January 16, 2012.

Apaziquone: Apaziquone is an anti-cancer agent that becomes activated by certain enzymes often present in higher amounts in cancer cells than in normal cells. It is currently being investigated for the treatment of NMIBC, which is a cancer that is only in the innermost layer of the bladder and has not spread to deeper layers of the bladder.

The American Cancer Society estimated that the 2012 incidence and prevalence of bladder cancer in the U.S. would be approximately 73,510 and over 500,000 respectively. According to Botteman et al., (PharmacoEconomics 2003), bladder cancer is the most expensive cancer to treat on a lifetime basis.

The initial treatment of this cancer is to attempt a complete surgical removal of the tumor. However, bladder cancer is a highly recurrent disease with approximately 75% of patients recurring within 5 years, and a majority of patients recurring within 2 years. This high recurrence rate is attributed to: (1) the highly implantable nature of cancer cells that are dispersed during surgery, (2) incomplete tumor resection, and (3) tumors present in multiple locations in the bladder which may be missed or too small to visualize at the time of resection. Despite evidence in the published literature and guidance from the American and European Urology Associations, instillation of a chemotherapeutic agent immediately following surgery is not a standard clinical practice. Currently, there are no FDA approved drugs for this indication which may, in part, explain the difference between the literature and urology guidelines and actual clinical management of this disease. For more than 30 years, no new drugs have been introduced in the market for treatment of NMIBC. An immediate instillation of apaziquone may help by (1) reducing tumor recurrence by destroying dispersed cancer cells that would otherwise re-implant onto the inner lining of the bladder, (2) by destroying remaining cancer cells at the site of tumor resection (also known as chemo-resection), and (3) by destroying tumors not observed during resection (also known as chemo-ablation).

Apaziquone is a bio-reductive alkylating indoloquinone that is enzymatically activated by enzymes that are over expressed by bladder tumors. Pharmacokinetic studies have verified that apaziquone is rarely detectable in the bloodstream of patients when it is administered either after surgical resection or as a part of a delayed multi-instillation protocol. Apaziquone is inactivated in the systemic circulation by the red blood cell fraction. The proposed dose therefore carries a minimal risk of systemic toxicity which could arise from absorption of a drug through the bladder wall into the bloodstream. Additionally, the current proposed dose is a fraction of the systemic toxic dose. These features of apaziquone are distinct from other intravesical agents currently in use for the treatment of recurrent bladder cancer.

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

In March 2007, we received agreement from the FDA for the design of a Phase 3 study protocol for the treatment of non-invasive bladder cancer under a special protocol assessment procedure. The development plan for apaziquone is two randomized, double-blind, placebo-controlled Phase 3 clinical trials, each with 562 evaluable patients with TaG1-G2 (low-grade) NMIBC. Patients are being randomized in a one-to-one ratio to apaziquone or placebo. Under the protocol, the patients are given a single 4 mg dose following surgical removal of the tumors. The primary endpoint is a statistically significant difference (p < 0.05) in the rate of tumor recurrence at year two between the apaziquone patient group and the placebo group. The first study began during the second quarter of 2007, and the second very similar study began during the third quarter of 2007. In 2008, we received scientific advice from the European Medicines Agency, or the EMEA whereby the EMEA agreed that the two Phase 3 studies as designed should be sufficient for a regulatory decision regarding European registration. In December 2009, we achieved our goal of completing enrollment for both Phase 3 clinical trials. In April 2012, we announced that the single instillation Phase 3 clinical trials for apaziquone did not meet their primary endpoint however the pooled data from the studies did show a statistically significant treatment effect. A meeting with the FDA was held in December 2012 to discuss the results from these clinical trials. Based on the discussions with the FDA, we understand that the FDA can accept the NDA filing with the current Phase III data and will likely convene an Advisory Committee meeting. Further, based on discussions with the FDA, we have agreed to conduct one additional Phase III study following consultation with the FDA on its design.

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

•

In October, 2008, we entered into a license, development, supply and distribution agreement with Allergan pursuant to which we and Allergan agreed to collaboration for the development and commercialization of a formulation of apaziquone suitable for use in treating cancer or precancerous conditions via instillation. The agreement with Allergan also provided that Allergan had the exclusive right to make, develop and commercialize apaziquone for the treatment of bladder cancer, or pre-bladder cancer conditions worldwide except for Asia (as is defined in the agreement). We concurrently entered into a co-promotion agreement with Allergan providing for the joint commercialization of apaziquone in the U.S., whereby we and Allergan agreed to share equally all profits and commercialization expenses. Pursuant to the terms of the license, development, supply and distribution agreement, Allergan paid us an up-front non-refundable $41.5 million at closing and was obligated to make additional payments based on the achievement of certain development, regulatory and commercialization milestones, of which $1.5 million was achieved following completion of enrollment in clinical trials. In January 2013, we entered into an amendment to the license, development, supply and distribution agreement to restructure the collaboration with Allergan, with Spectrum buying back the rights it originally licensed to Allergan in the U.S., Europe and other territories in exchange for a tiered single digit royalty not to exceed mid-single digits on certain products containing apaziquone, and Allergan being relieved of its obligations for development, commercialization and other activities. The license, development, supply and distribution agreement, as amended, will continue until the expiration of the last royalty payment obligation in the last country in the Allergan territory (as defined in the agreement) with certain provisions surviving.

•

In November 2009, we entered into a collaboration agreement with the Nippon Kayaku Co., LTD., or Nippon Kayaku, for the development and commercialization of apaziquone in Asia, except North and South Korea, collectively referred to as the Nippon Kayaku Territory. In addition, Nippon Kayaku received exclusive rights to apaziquone for the treatment of NMIBC in Asia (other than North and South Korea), including Japan and China. Nippon Kayaku will conduct apaziquone clinical trials in the Nippon Kayaku Territory pursuant to a development plan. Further, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of apaziquone in the Nippon Kayaku Territory. Pursuant to the terms of this agreement, Nippon Kayaku paid Spectrum an upfront fee of $15 million and is obligated to make additional payments based on the achievement of certain development, regulatory and commercialization milestones. Under the terms of the agreement, we are entitled to payment of $10 million and $126 million upon achievement of certain regulatory and commercialization milestones, respectively. Also, Nippon Kayaku has agreed to pay Spectrum royalties based on a percentage of net sales of the subject products in the defined territory in the mid-teen digits, which specific royalty rates are subject to confidential treatment pursuant to an order by the SEC. The agreement will remain in effect, on a country-by-country basis, until the expiration of the obligation of Nippon Kayaku to pay royalties on sales of the subject products in such country. Nippon Kayaku may terminate the agreement at its election upon nine months’ notice to Spectrum. Additionally, either party may terminate the agreement for an uncured material breach by the other party.

•

Also in November 2009, we entered into a collaboration agreement with Handok Pharmaceuticals for the development and commercialization of apaziquone in North and South Korea. Under the terms of the Handok collaboration agreement, Handok paid us an up-front payment of $1.0 million and agreed to make additional milestone payments of up to $18.6 million based on the achievement of certain regulatory and commercialization milestones. Handok received rights to apaziquone for the treatment of NMIBC in North and South Korea. Additionally, Handok will conduct the apaziquone clinical trials in North and South Korea pursuant to a development plan and will be responsible for all expenses relating to the development and commercialization of apaziquone in North and South Korea.

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

Based on the data from past and ongoing studies, we believe there are many potential attributes associated with belinostat that separate it from other currently marketed HDACs, including efficacy when used alone and in combination, less toxicities (when compared to other currently-marketed HDACs), including less bone marrow toxicity, and a lack of other severe side effects, such as mucositis, that may enable full dose combinations of this drug with several other cytotoxic agents. Hence, belinostat is currently being investigated in multiple indications, both as monotherapy and in combination with other treatment regimens. Numerous studies have been conducted, and are ongoing, through the National Cancer Institute, or the NCI, and other well-known oncologic academic institutions. Additionally, we plan on a comprehensive development program for belinostat, which includes both hematologic indications, such as PTCL, and solid tumor indications, such as ovarian cancer, colorectal cancer and non-small cell lung cancer. Based upon the foregoing, we believe belinostat potentially has broad applicability and hence, commercial potential beyond that of currently marketed HDACs.

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

•

Under the terms of the agreement, all development, including studies, will be conducted under a joint development plan and in accordance with a mutually agreed upon target product profile provided that we have final decision-making authority for all developmental activities in North America and India (and China upon exercise of the option for China) and TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. We have assumed all responsibility for future costs of the ongoing registrational PTCL trial while TopoTarget assumed all responsibility for costs of the Phase 2 CUP trial. We and TopoTarget will conduct future planned clinical trials pursuant to the joint development plan, of which we will fund 70% of the development costs and TopoTarget will fund 30% of the development costs.

•

We and TopoTarget will each pay 50% of the costs for chemical, pharmaceutical and other process development related to the manufacturing of the product that are incurred with a mutually agreed upon budget in the joint development plan. TopoTarget is responsible for supplying us with both clinical and commercial product.

•

The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory with certain provisions surviving, unless earlier terminated in accordance with its terms. Spectrum may terminate the agreement at its election upon one hundred eighty (180) days’ notice to TopoTarget. Generally, Spectrum may also terminate immediately upon a prohibition on the use of the subject product or clinical hold by the FDA. TopoTarget may also terminate immediately in the event of a challenge (without TopoTarget’s consent) by Spectrum of the patents that cover the product. Either party may terminate the agreement upon a bankruptcy by the other party, or in the event of an uncured material breach by the other party.

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

Lucanthone: Lucanthone is an orally administered small-molecule which inhibits Topoisomerase II and AP endonuclease. In preclinical tests, lucanthone was shown to enhance the sensitivity of animals to an anticancer agent in a time dependent and reversible manner and as a radiosensitizing agent in various tumor models in man.

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

In the first quarter of 2008, we initiated an open label, dose-escalation Phase 1 study assessing the safety, tolerability, pharmacokinetics and pharmacodynamics of SPI-1620 in patients with recurrent or progressive carcinoma. We completed the Phase 1 study in 2011 and expect to begin Phase 2 in the second half of 2013.

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

We believe that RenaZorb has the opportunity, because of its potentially higher capacity for binding phosphate on an equal weight basis, to improve patient compliance by offering the lowest-in-class dosage to achieve the same therapeutic benefit as other phosphate binders. We filed an IND in 2011 and expect to begin a Phase 1 study in 2012. In early January 2013 we announced positive data from the Phase 1 clinical trial evaluating the safety and tolerability of RenaZorb in healthy volunteers.

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

SPI-2012: SPI-2012 is a drug for the treatment of chemotherapy induced neutropenia. In January 2012 we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, or Hanmi, for SPI-2012 based on Hanmi's proprietary LAPSCOVERY™ Technology.

Granulocyte colony-stimulating factor, or GCSF, stimulates the production of white blood cells by the bone marrow. A recombinant form of GCSF is used in appropriate cancer patients to accelerate recovery from neutropenia after chemotherapy, allowing higher-intensity treatment regimens to be given at full-dose and on schedule. Chemotherapy can cause myelosuppression and unacceptably low levels of white blood cells, making patients prone to infections, hospitalizations, and interruption of additional chemotherapy treatments. We believe the worldwide market for GCSF-related drugs was over $5 billion in 2011.

Manufacturing

We currently do not have internal manufacturing capabilities; therefore, all of our products are manufactured on a contract basis. We expect to continue to contract with third party providers for manufacturing services, including active pharmaceutical ingredient, or API, finished-dosage product, as well as packaging operations. We believe that our current agreements with third party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand for our products. However, we have only one approved contract manufacturer for each aspect of the manufacturing process for ZEVALIN and have multiple contract manufacturers for FUSILEV. In October 2012, we amended our supply agreement with our ZEVALIN contract manufacturer in order to transfer manufacturing to a new contract manufacturer. The terms of the agreement include the purchase of certain inventory and equipment payable in four installments through January 2014 of $1,250,000 each.

The production of FOLOTYN employs small molecule organic chemistry procedures standard for the pharmaceutical industry. We have arrangements with two third-party manufacturers to produce FOLOTYN bulk drug substance and two third-party manufacturers to produce FOLOTYN formulated drug product. We believe these third-party manufacturers have the capability to meet our projected worldwide clinical trial and commercial requirements for FOLOTYN although we cannot assure you of this. If we are unable to obtain a sufficient supply of our required products, or if we should encounter delays or difficulties in our relationships with our manufacturers, we may lose potential sales

We attempt to prevent disruption of supplies through supply agreements, appropriate forecasting, maintaining stock levels and other strategies. We believe that the market for such manufacturers and suppliers is such that we could quickly enter into another supply or manufacturing agreement, on substantially similar terms, if we were required to do so. However, in the event we are unable to manufacture our products, either directly or indirectly through others or on commercially acceptable terms, if at all, we may not be able to commercialize our products as planned. Although we are taking these actions to avoid a disruption in supply, we cannot provide assurance that we may not experience a disruption in the future.

Sales, Marketing and Distribution

We have built, and continue to develop, a sales and marketing infrastructure as part of our commercialization efforts for FUSILEV, ZEVALIN and FOLOTYN. In late 2012, we strengthened our senior management team with the addition of an Executive Vice President and Chief Operating Officer and new Chief Commercial Officer. Under their direction, we undertook a strategic strengthening of our sales force in the U.S., implementing a structure of six geographic regions and expanding the sales team to 60 professionals in order to provide the ability to effectively and efficiently add more oncology products in the future.

In addition, for FUSILEV, we have contracted with an independent contract sales organization to supplement our sales force. We utilize a third party logistics company to store and distribute FUSILEV and FOLOTYN. The same third party logistics company also stores and ships ZEVALIN kits containing the CD20 MAB.

Customers

Our product sales are concentrated in a limited number of customers. A summary of our customers that represent 10% or more of our total consolidated gross product sales are as follows:

	2012	2011	2010
Oncology Supply	26.5%	57.0%	45.7%
McKesson Specialty	23.2%	19.1%	*
ICS	19.4%	*	*
Cardinal Health	15.7%	*	*

(*)	Less than 10%

No other single customer generated over 10% of our consolidated gross product sales during the prior three fiscal years.

We are exposed to risks associated with extending credit to our customers related to the sale of products. We do not require collateral or other security to support credit sales, however, we maintain reserves for potential bad debt and to date, credit losses have been within management’s expectations. A summary of our customers that represent 10% or more of our net receivables as of December 31, 2012 and 2011 are as follows:

	2012	2011
Oncology Supply	37.7%	26.8%
McKesson Specialty	26.0%	54.1%
ICS	19.1%	*

(*)	Less than 10%

No other single customer owed us more than 10% of net receivables during the prior fiscal years.

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

Companies that have products on the market or in research and development that target the same indications as our products target include, among others, Abraxis Bioscience, Inc., Astra Zeneca LP, Bayer AG, Endo Pharmaceuticals, Eli Lilly and Co., Novartis Pharmaceuticals, Corporation, Genentech, Inc.( Roche), Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma), Cephalon, Inc.(Teva Pharmaceuticals), Sanofi-Aventis, Inc., Pfizer, Inc., Genta Incorporated, Merck, Celgene Corporation, BiPar Sciences, Inc., Genzyme Corporation, Shire Pharmaceuticals, Abbott Laboratories, Poniard Pharmaceuticals, Inc., Roche Pharmaceuticals and Johnson & Johnson each of who may be more advanced in development of competing drug products or are more established and are currently marketing products for the treatment of various indications that our drug products target. Many of our competitors are large and well-capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

Our proprietary product, FUSILEV, is the levo-isomeric form of the racemic compound calcium leucovorin, a product already approved for the same indications as our product. Leucovorin has been sold as a generic product on the market for a number of years. There are three generic companies currently approved by the FDA to sell the leucovorin product and therefore we are competing against a low cost alternative. Also, FUSILEV is offered as part of a treatment regimen, and that regimen may change to exclude FUSILEV. For these reasons, we may not recognize the full potential value of our investment in the product.

Regarding ZEVALIN, there are three competitive products for its currently approved indications:

•

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

•

Treanda® (bendamustine hydrochloride) for Injection, for Intravenous Infusion, marketed by Cephalon, is indicated for the treatment of patients with indolent B-cell NHL that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.

•

Also, the Bexxar® therapeutic regimen (Tositumomab and Iodine I 131 Tositumomab), a radiopharmaceutical marketed by GlaxoSmithKline, is indicated for the treatment of patients with CD20 antigen-expressing relapsed or refractory, low-grade, follicular, or transformed NHL, including patients with Rituximab-refractory NHL.

With respect to FOLOTYN, it became the first agent approved by the FDA for the treatment of patients with relapsed or refractory PTCL. In June 2011, the FDA granted accelerated approval for romidepsin, marketed by Celgene, Inc., for the treatment of patients with PTCL who have received at least one prior therapy. This was the second indication approved for romidepsin, which was initially approved by the FDA in November 2009 for the treatment of patients with CTCL who have received at least one prior systemic therapy. The FDA also granted accelerated approval of brentuximab vedotin, marketed by Seattle Genetics, Inc., in August 2011 for two indications, one of which was for the treatment of patients with systemic anaplastic large cell lymphoma, or ALCL, after failure of at least one prior multi-agent chemotherapy regimen. ALCL is one of the subtypes of PTCL included in the labels of both FOLOTYN and romidepsin. In addition, we are aware of multiple investigational agents that are currently being studied in clinical trials for PTCL, including belinostat and alisertib, which, if approved, may compete with FOLOTYN in the United States. In addition, there are many existing approaches used in the treatment of relapsed or refractory PTCL, including combination chemotherapy and single agent regimens, which represent competition for FOLOTYN.

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

Research and development expenses for such drug development are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. Research and development expenditures, including related stock-based charges but not including amortization of intangibles or expensing of in-process research and development costs, are expensed as we incur them and were approximately $42.5 million, $27.7 million and $57.3 million, respectively, in 2012, 2011 and 2010 broken out by product as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in ‘000’s)
Apaziquone	$6,879	$8,122	$6,165
Belinostat	3,876	7,607	36,045
FUSILEV	1,467	1,309	1,281
FOLOTYN	1,643	—	—
ZEVALIN	5,220	176	421
GCS	1,086	—	—
Lucanthone	820	—	—
Ozarelix	750	781	1,916
Ortataxel	574	113	716
Renazorb	1,345	502	1,553
Other development drugs	4,863	1,496	1,916

Total — Direct Costs	28,523	20,106	50,013
Indirect Costs (including non-cash share-based compensation of $1.8 million, $1.6 million and $2.4 million, respectively)	21,404	16,502	14,838
Partner Reimbursement	(7,383)	(8,888)	(7,550)

Total Research & Development	$42,544	$27,720	$57,301

Patents and Proprietary Rights

Our Patents and Proprietary Rights

We in-license from third parties certain patent and related intellectual property rights related to our proprietary products. In particular, we have licensed patent rights with respect to FUSILEV, FOLOTYN, ZEVALIN, ozarelix, ortataxel, lucanthone, belinostat and SPI-1620, in each case for the remaining life of the applicable patents. Except for FUSILEV, and belinostat, our agreements generally provide us with exclusive worldwide rights to, among other things, develop, sublicense, and commercialize the drug products. Under most of these license arrangements, we are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs related to the drug products. In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably exploit the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business. In addition, with regard to ZEVALIN, apaziquone RenaZorb and SPI-1620, we own patent and other intellectual property rights related to these products.

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

As mentioned above, we own and in-license from third parties certain patent rights related to our products. We believe that our patents and licenses are important to our business, but that with the exception of the U.S. and European patents discussed in this paragraph, no one patent or license is currently of material importance to our business. For FUSILEV, we have one U.S. composition of matter patent that covers FUSILEV that expires in 2019. For ZEVALIN, we have sublicensed U.S. patents that cover the processes and tools for making monoclonal anti-bodies or MABs, in general, licensed U.S. patents that cover the CD-20 MAB in ZEVALIN as well as the use of ZEVALIN to treat NHL, and acquired patents covering the ZEVALIN compounding process (i.e., process of linking the CD20 MAB to a radioactive isotope to make the patient-ready dosage form of ZEVALIN). These patents expire over a wide range of dates beginning in 2009, but the licensed patents covering the CD-20 MAB itself do not begin to expire until 2015. Additionally, we have U.S. patents covering the compounding process expiring in 2019, and will consider filing more patent applications, if the opportunity arises. For FOLOTYN we have a composition of matter patent due to expire in 2022 following a five-year patent term extension in U.S. The composition of patent is due to expire in Europe in 2017 but is eligible for a similar patent term extension following regulatory approval in Europe. We also have patents covering the use of FOLOTYN for PTCL that will not expire until 2025. Additionally, we have issued patents and pending patent applications in US and many other countries claiming different uses of FOLOTYN, and we may consider filing new patent applications if the opportunity arises. For belinostat, there are composition of matter patents that cover belinostat and related compounds that do not begin to expire until 2021. Currently, there are multiple U.S. and foreign patent applications pending that cover belinostat formulations, uses and manufacturing and synthesis processes. We plan to file additional U.S. and foreign patent applications covering new formulations, uses and manufacturing and synthesis processes, where appropriate. For apaziquone, there is a U.S. formulation patent that does not expire until 2022 and method of treatment of bladder cancer using a stabilized formulation that does not expire until 2024. We have filed and plan to file additional U.S. and foreign patent applications covering new formulations and/or uses for this product. For ozarelix, there is a U.S. composition patent that will expire in 2020, a formulation patent expiring in 2023, and method of use patent applications on file in the U.S. For ortataxel, there are two U.S. composition patents that will expire in 2013, corresponding European patents expiring in 2014 and multiple manufacturing and synthesis patents in US and Europe that do not begin to expire until 2021. We anticipate filing new method of use and formulation patent applications for the ortataxel product in the future. For lucanthone, there is a U.S. method of use patent that expires in 2019. For RenaZorb, there is one method of use patent that expires in 2024 and pending U.S. and foreign patent applications covering compositions of matter, manufacturing process and methods directed to treating hyperphosphatemia. For SPI-1620, we have filed method of use patent applications in the U.S. and Europe. We also have multiple U.S. method of use patents that expire in 2024, and there is ongoing prosecution for their European counterparts. We have also filed another method of use patent application in the U.S. and Europe and anticipate filing future patent applications pending the continued development of new methods of use and new formulations. We are constantly evaluating our patent portfolio and are currently prosecuting patent applications for our drug products and are considering new patent applications in order to maximize the life cycle of each of our products.

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

In addition to the specific intellectual property subjects discussed above, we have trademark protection in the U.S. for Spectrum Pharmaceuticals, Inc®, FUSILEV®, Spectrum Therapy Access Resources, STAR, ZEVALIN®, FOLOTYN flower design associated with FOLOTYN and RenaZorb®. We also have the FOLOTYN trademark and the associated flower design registered in Europe and other countires. Additionally, for some other of these and other works related to our business, we have pending U.S. and ex-U.S. trademark applications. EOquin® is a registered trademark of Allergan that is in the process of being assigned to us.

In conducting our business generally, we rely upon trade secrets, know-how, and licensing arrangements and use customary practices for the protection of our confidential and proprietary information such as confidentiality agreements and trade secret protection measures. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets or know-how will otherwise become known or independently developed by competitors. The protection of know-how is particularly important because the know-how is often the necessary or useful information that allows us to practice the claims in the patents related to our proprietary drug products.

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

Product Exclusivity

Under the Hatch-Waxman Act, drug products are provided exclusivity whereby the FDA will not accept applications to market a generic form of an innovator reference listed drug product until the end of the prescribed period. A product is granted a five-year period of exclusivity if it contains a chemical entity never previously approved by the FDA either alone or in combination, although generic applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement as further discussed below. A three-year period of exclusivity is granted to a previously approved product based on certain changes, e.g., in strength, dosage form, route of administration or conditions of use, where the application is supported by new clinical investigations that are essential to approval. In addition, in 1997 Congress amended the law to provide an additional six months of exclusivity as a reward for studying drugs in children. This pediatric exclusivity, which can be obtained during the approval process or after approval, effectively delays the approval of a generic application until six months after the expiration of any patent or other exclusivity that would otherwise delay approval, thus providing an additional six months free of generic competition. In order to qualify for pediatric exclusivity, the FDA must make a written request for pediatric studies, the application holder must agree to the request and complete the studies with required timeframe, and the studies must be accepted by the FDA based on a determination that the studies fairly respond to the request. The provisions were enacted with a five-year sunset date, and have been reauthorized in 2002, 2007 and 2012.

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

With respect to the illegal settlement prong, the MMA amendments require that certain types of settlement agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs are required to be filed with the Federal Trade Commission and the Department of Justice for review of potential anti-competitive practices. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential governmental investigations and private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, remains uncertain and could adversely affect our business. In addition, Congress has considered enacting legislation that would prohibit such settlements between brand name and generic drug manufacturers. Such a provision was considered as part of the Patient Protection and Affordable Care Act, or PPACA, signed into law on March 23, 2010. However, Congress removed the provision prior to passage. It is possible that Congress will again consider a ban on such settlements between brand name and generic drug manufacturers in the future.

The PPACA provides exclusivity protections for certain innovator biological products and a framework for FDA review and approval of biosimilar and interchangeable versions of innovator biologic products. The PPACA provides that no application for a biosimilar product may be approved until 12 years after the date on which the innovator product was first licensed, and no application may be submitted until four years after the date of first licensure. Products deemed interchangeable (as opposed to biosimilar) are also eligible for certain exclusivity.

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

FUSILEV has been granted orphan drug designations for its use in conjunction with high dose methotrexate in the treatment of osteosarcoma and for its use in combination chemotherapy with the approved agent 5-fluorouracil in the palliative treatment of metastatic adenocarcinoma of the colon and rectum (colorectal cancer). In addition, FOLOTYN has been granted an orphan drug designation for PTCL and CTCL and belinostat has been granted an orphan drug designation for PTCL. As discussed above, a drug with orphan designation status may obtain orphan exclusivity upon marketing approval under specified conditions set out in the applicable laws and regulations.

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

Employees

The efforts of our employees are critical to our success. We believe that we have assembled a strong management team with the experience and expertise needed to execute our business strategy. We anticipate hiring additional personnel as needs dictate to implement our growth strategy. As of December 31, 2012, we had 193 employees, of which 10 held a M.D. degree and 12 held a Ph.D. degree. We cannot be sure that we will be able to attract and retain qualified personnel in sufficient numbers to meet our needs. Our employees are not subject to any collective bargaining agreements, and we regard our relations with our employees to be good.

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

Item 1A. Risk Factors

In addition to other information included in this Annual Report on Form 10-K, the following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this Annual Report on Form 10-K, and thus should be considered carefully in evaluating our business and future prospects. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business speak to Credit Line no history operating under a credit line breaking covenant

Risks Related to Our Business

FUSILEV

Our drug product FUSILEV may not be more cost-effective than competing drugs and otherwise may not have any competitive advantage, which could hinder our ability to successfully commercialize it.

FUSILEV is a novel folate analog formulation and the pharmacologically active isomer (the levo-isomer) of the racemic compound calcium leucovorin, a product already approved for the same indications for which our product is approved. Leucovorin has been sold as a generic product on the market for a number of years. There are generic companies currently selling the product and therefore, FUSILEV competes against a low-cost alternative. Also, FUSILEV is offered as part of a treatment regimen, and that regimen may change to exclude FUSILEV. Accordingly, it may not gain sustained acceptance by the medical field or remain commercially successful.

Our revenue from FUSILEV sales may not be sustainable and our customer concentration is significant

There is no assurance that FUSILEV sales will be sustainable at its current levels. Our customer concentration of FUSILEV is high. A summary of our FUSILEV customers that represent 10% or more of our total consolidated gross product sales is as follows:

	2012	2011	2010
Oncology Supply	25.8%	57.0%	45.7%
McKesson Specialty	23.2%	19.1%	*
ICS	16.1%	*	*
Cardinal Health	15.7%	*	*

(*) Less than 10%

If our relationship with our top distributors is impaired our sales of FUSILEV would be negatively impacted.

The marketing and sale of FUSILEV may be adversely affected by the marketing and sales efforts of third parties who sell these products outside of our territories.

We have only licensed the rights to develop, market and sell FUSILEV in North America. Other companies market and sell the same products in other parts of the world. If, as a result of other companies’ actions, negative publicity is associated with FUSILEV or similar products, our own efforts to successfully market and sell FUSILEV in our markets may be adversely impacted.

FOLOTYN

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

In the United States, we sell FOLOTYN to a small number of distributors who in turn sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of FOLOTYN, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding. We do not promote FOLOTYN to these distributors and they do not set or determine demand for FOLOTYN. For the years ended December 31, 2012, 2011 and 2010, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of Allos’ FOLOTYN sales. We expect significant customer concentration to continue for the foreseeable future. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations.

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

•

our strategic collaborator, Mundipharma, terminating our arrangement to co-develop FOLOTYN globally and commercialize FOLOTYN outside the United States and Canada, which would delay development and may increase the cost of developing and commercializing FOLOTYN; and

•	injunctions, consent decrees, or the imposition of civil or criminal penalties against us.

GENERAL

If the distributors that we rely upon to sell our products fail to perform, our business may be adversely affected.

Our success depends on the continued customer support efforts of our network of distributors. The use of distributors involves certain risks, including, but not limited to, risks that these distributors will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our products or complaints about our products;

•	not effectively distribute or support our products;

•	reduce or discontinue their efforts to sell or support our products;

•	be unable to satisfy financial obligations to us or others; and

•	cease operations.

Any such failure may result in decreased sales of our products, which would harm our business.

Reports of adverse events or safety concerns involving our products or similar agents could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.

Certain of our products may cause serious adverse events. These adverse events could interrupt, delay or halt clinical trials of such products, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of our products for any or all indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the package inserts based on reports of adverse events or safety concerns or implement a risk evaluation and mitigation Strategy, which could adversely affect such products acceptance in the market. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. Our planned trials to demonstrate efficacy in a variety of indications and to better manage side effect profiles of certain of our products may not be successful.

If actual future payments for allowances, discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products, including, without limitation, due to a change in the composition of our sales over time, our financial position, results of operations and cash flows may be materially and negatively impacted.

We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. Generally, we are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date up to twelve months after their expiration. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. In addition, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer (in our case, the GPOs) pays (wholesale acquisition cost) and the price that the GPO’s end-customer pays for a product (contracted customer). For instance, our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted to such entities and results in a chargeback claim to us. To the extent that our sales to discount purchasers, such as federal government qualified entities, increases, our chargebacks will also increase. We do not have significant historical data on returns and allowances given our limited commercial distribution history. Although we believe that we have estimated the allowances very conservatively, actual results may differ significantly from our estimated allowances for discounts, returns, rebates and chargebacks. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Such changes to estimates will be made to the financial statements in the year in which the estimate is charged. In addition, our financial position, results of operations and cash flows may be materially and negatively impacted if actual future payments for allowances, discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products.

We are aware of several competitors attempting to develop and market products competitive to our products, which may reduce or eliminate our commercial opportunities.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes, and a number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our products targets. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to our products are in various stages of development, some of which have been filed for approval with the FDA or have been approved by regulatory authorities in other countries. Also, there are many ongoing studies with currently marketed products and other developmental products, which may yield new data that could adversely impact the use of our products in their current and potential future indications. The introduction of competitive products could significantly reduce our sales , which, in turn would adversely impact our financial and operating results.

Adverse economic conditions may have material adverse consequences on our business, results of operations and financial condition.

Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our credit agreement or other sources of cash. While our credit agreement with Bank of America, N.A., as the administrative agent and an initial lender and Wells Fargo Bank, National Association, as an initial lender, dated September 5, 2012, or the Credit Agreement, provides us with limited additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. In addition, if our business deteriorates, we may not be able to maintain compliance with the covenants or representations and warranties in our Credit Agreement which could result in reduced availability under the Credit Agreement, an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us. In the event of a default, the lenders could elect to declare all the indebtedness thereunder to be immediately due and payable, together with accrued and unpaid interest, which would prevent us from using our cash flows for other purposes and, if we are unable to pay amounts outstanding and declared immediately due and payable, the holders of such indebtedness could proceed against the collateral granted to them to secure the indebtedness. Any such event would have a material adverse impact on our business, results of operations and financial condition.

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

Current economic conditions may not only limit our access to capital, but may also make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause businesses to slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials which would negatively impact on our business, financial condition and results of operations.

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

Additionally, our supplier for ZEVALIN cold kits is a sole-source supplier, and currently no qualified alternative suppliers exist. Furthermore, we have multiple but a limited number of suppliers of FUSILEV. If problems arise during the production of a batch of our drug products, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent that one of our suppliers experiences significant manufacturing problems, this could have a material adverse effect on our revenues and profitability

Finally, reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adherence to the FDA’s current Good Manufacturing Practice, or cGMP, requirements, the possible breach of the manufacturing agreement by the CMO and the possibility of termination or non-renewal of the agreement by the CMO, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our drug products, our CMO facilities must pass an FDA pre-approval inspection. In order to obtain approval, all of the facility’s manufacturing methods, equipment and processes must comply with cGMP requirements. The cGMP requirements govern all areas of record keeping, production processes and controls, personnel and quality control. In addition, our CMOs will be subject to on-going periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our CMOs’ compliance with these regulations and standards. Any failure of our third party manufacturers or us to comply with applicable regulations, including an FDA pre-approval inspection and cGMP requirements, could result in sanctions being imposed on them or us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Our dependence on key executives, scientists and sales and marketing personnel could impact the development and management of our business.

We are highly dependent upon our ability to attract and retain qualified scientific, technical sales and marketing and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have employment agreements with each of our Chief Executive Officer and our Chief Operating Officer, we do not have employment agreements with any of our other key scientific, technical and managerial employees.

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

Competition for branded or proprietary drugs is less driven by price and is more focused on innovation in the treatment of disease, advanced drug delivery and specific clinical benefits over competitive drug therapies. We may not be successful in any or all of our current clinical studies; or if successful, and if one or more of our drug products is approved by the FDA, we may encounter direct competition from other companies who may be developing products for similar or the same indications as our drug products. Companies that have products on the market or in research and development that target the same indications as our products target include, among others, Abraxis Bioscience, Inc., Astra Zeneca LP, Bayer AG, Endo Pharmaceuticals, Eli Lilly and Co., Novartis Pharmaceuticals Corporation, Genentech, Inc., Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Cephalon, Inc., Sanofi-aventis, Inc., Pfizer, Inc., Genta Incorporated, Merck, Celgene Corporation, BiPar Sciences, Inc., Genzyme Corporation, Shire Pharmaceuticals, Abbott Laboratories, Poniard Pharmaceuticals, Inc., Roche Pharmaceuticals and Johnson & Johnson who may be more advanced in the development of competing drug products or are more established. Many of our competitors are large and well-capitalized companies focusing on a wide range of diseases and drug indications, and have substantially greater financial, research and development, marketing, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures, among other things.

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

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

Our Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. For example, the Credit Agreement includes covenants that, subject to exceptions, limit our ability to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	make capital expenditures;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets (including pursuant to sale leaseback transactions);

•	pay dividends and distributions on or repurchase capital stock;

•	make investments (including acquisitions), loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	enter into restrictive agreements;

•	amend material agreements governing certain junior indebtedness; and

•	change our lines of business.

The terms of the Credit Agreement also include financial performance covenants applicable to us and our subsidiaries, which include, among other things, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. A breach of these or other covenants could allow the lenders to accelerate all amounts due under the Credit Agreement and, in certain circumstances, proceed against the collateral. At December 31, 2012, we were in compliance with all debt covenants.

Changes in our effective income tax rate could adversely affect our profitablity.

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

The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have an impact on our profitability.

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

We sell certain of our products primarily through wholesalers. These wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. A small number of large wholesale distributors control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through fee-for-service arrangements, and their purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that we can manage these pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.

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

Our ability to commercialize any products successfully will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations, both in the U.S. and foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability. Reimbursement by a governmental and other third-party payers may depend upon a number of factors, including a governmental or other third-party payer’s determination that use of a product is:

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

As of December 31, 2012, there were 60,026,675 shares of our common stock outstanding, and in addition, security holders held options, warrants and preferred stock which, if vested, exercised or converted, would obligate us to issue up to approximately 10.8 million additional shares of common stock. However, we would receive approximately $70.5 million from the issuance of shares of common stock upon the exercise of all of the options and warrants. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we may sell additional shares of common stock or securities convertible or exercisable into common stock in public or private offerings, which would be available for resale in the market. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our existing stockholders. These issuances or other dilutive issuances would also cause our net income, if any, per share to decrease in future periods. The market price of our common stock could fall as a result of sales of any of these shares of common stock due to the increased number of shares available for sale in the market.

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

Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. Since January 3, 2012 through February 15, 2013, the closing price of our common stock ranged between $9.51 and $17.05, and the daily trading volume was as high as 10,942,600 shares and as low as 298,200 shares. In addition, due in large part to the current global economic crisis many institutional investors that historically had invested in specialty pharmaceutical companies have ceased operations or further investment in these companies, which has had negatively impacted trading volume for our stock.

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

As described in Item 9A of this Annual Report on Form 10-K for the year ended December 31, 2012, no material weaknesses were identified and we determined that our internal control over financial reporting was effective as of December 31, 2012.

Any failure to maintain such internal controls in the future could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We sublease our principal executive office in Henderson, Nevada under a non cancelable operating lease expiring April 30, 2014. We lease our research and development facility in Irvine, California under a non cancelable operating lease expiring June 30, 2016. We also lease small administrative offices in Colorado, New Jersey, Westlake Village, Tokyo, Japan and Mumbai, India. The financial and other terms of these lease arrangements are not material to our business. We believe that our leased facilities are adequate to meet our needs at this time.

Item 3. Legal Proceedings

We are involved with various legal matters arising from the ordinary course of business that are complex in nature and have outcomes that are difficult to predict. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

FUSILEV ANDA Litigation

On January 20, 2012 and February 17, 2012, respectively, we filed suit against Sandoz Inc. and Innopharma Inc, respectively following Paragraph IV certifications in connection with their filing separate Abbreviated New Drug Applications, or ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our fees and costs incurred in such matters. While we believe our patent rights are strong, the ultimate outcome of these cases is uncertain.

AMAG Merger Transaction Class Action Lawsuits

On July 19, 2011, Allos entered into an Agreement and Plan of Merger and Reorganization, or AMAG Merger Agreement, with AMAG Pharmaceuticals, Inc., or AMAG, and Alamo Acquisition Sub, Inc., as amended on August 8, 2011. On October 21, 2011, the AMAG Merger Agreement was terminated. In July 2011, two lawsuits were filed in the Delaware Court of Chancery relating to the proposed merger between Allos and AMAG, which two cases were later consolidated as In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714-VCN. Following announcement of the proposed merger between Allos and Spectrum, the consolidated case became one of the Allos Transaction Class Action Lawsuits discussed below and part of the settlement memorialized in the memorandum of understanding dated May 7, 2012. On February 11, 2013, as part of the consolidated settlement of the cases discussed below, the AMAG litigation was settled and dismissed.

Allos Transaction Class Action Lawsuits

On April 9, 2012, a putative class action lawsuit captioned Radmore, et al. v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB, was filed in the United States District Court for the District of Colorado, or the Radmore Complaint. The Radmore Complaint named as defendants Allos Therapeutics, the members of the Allos board of directors, as well as Spectrum. The plaintiffs alleged that Allos directors breached their fiduciary duties to their stockholders in connection with the proposed merger between Allos and Spectrum, and were aided and abetted by Allos and Spectrum. The Radmore Complaint alleged that the merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices, and that the defendants entered into the transaction to benefit themselves personally. The Radmore Complaint sought injunctive relief, including to enjoin the merger, attorneys’ and other fees and costs, and other relief. On April 12, 2012, a putative class action lawsuit captioned Keucher v. Berns, et al., C.A. No. 7419, was filed in the Delaware Court of Chancery, alleging similar violations. On April 20, 2012, an Amended Class Action Complaint was filed in the Delaware Court of Chancery in the matter captioned Keucher v. Berns, et al., C.A. No. 7419-VCN, adding allegations that the Solicitation/Recommendation Statement on Schedule 14D-9, or the Schedule 14D-9, filed by us with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures.

On May 7, 2012, the parties to all three actions executed a memorandum of understanding, or MOU, containing the terms for an agreement-in-principle to resolve all litigation. The MOU provided that the defendants would agree to make certain supplemental disclosures in an amended Schedule 14D-9 and that the parties would use their best efforts to agree upon, enter, and present to the Delaware Chancery court a formal stipulation of settlement. The MOU provides for an award to plaintiffs’ counsel of $850,000 for their fees and expenses but did not include any payment to stockholders. The parties completed confirmatory discovery on July 18, 2012 and filed a stipulation and agreement of compromise and settlement in the Delaware court on November 8, 2012. On February 11, 2013, the Delaware court approved the settlement, including the payment of $850,000 to counsel for the stockholders, entered final judgment and dismissed the cases.

Item 4. Mine Safety Disclosures

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of February 15, 2013 there were 60,157,023 shares of common stock outstanding and 342 stockholders of record. On February 15, 2013, the closing sale price of our common stock was $11.63 per share.

Market for Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “SPPI.” The high and low closing sale prices of our common stock reported by NASDAQ during each quarter ended in 2012 and 2011 were as follows:

	High	Low
Year 2012:
First Quarter	$15.87	$12.63
Second Quarter	$15.56	$9.51
Third Quarter	$17.05	$11.51
Fourth Quarter	$12.31	$10.64
Year 2011
First Quarter	$8.89	$5.97
Second Quarter	$10.36	$7.44
Third Quarter	$11.23	$7.53
Fourth Quarter	$14.97	$7.07

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2007, the last trading day before our 2008 fiscal year, through the end of fiscal 2012 with the cumulative total return on $100 invested for the same period in the Russell 2000 index and a Peer Group.

The Peer Group consists of the following publicly-traded companies:

•	Alkermes, Inc.

•	Amarin Corporation plc

•	BioMarin Pharmaceutical Inc.

•	Celgene Corporation

•	Dendreon Corporation

•	Human Genome Sciences Inc

•	Jazz Pharmaceuticals Public Limited Company

•	Onyx Pharmaceuticals, Inc

•	Regeneron Pharmaceuticals, Inc.

•	Vertex Pharmaceuticals Incorporated

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Spectrum Pharmaceuticals, Inc.	100.00	54.78	163.24	252.57	537.87	416.70
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Peer Group	100.00	100.64	113.08	123.24	132.73	184.43

(1)	The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Unregistered Equity Issuances

We did not issue any unregistered securities during the year ended December 31, 2012 that were not otherwise disclosed in a previously filed Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Equity Repurchases

During the three months ended December 31, 2012, we purchased 10,000 shares of our common stock under our previously approved repurchase plan for an aggregate purchase price of $108,935. The following table provides information regarding our repurchases for each month comprising the fourth quarter of fiscal year 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012 – October 31, 2012	—	$—	—	$88,126,243
November 1, 2012 – November 30, 2012	—	$—	—	$88,126,243
December 1, 2012 – December 31, 2012	10,000	$10.86	10,000	$88,017,308

Total	10,000	$10.86	10,000

(1)	On August 10, 2012, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, through 10b5-1 plans or in privately negotiated transactions, each in accordance with applicable Securities and Exchange Commission rules, when opportunities become available to purchase shares at prices believed to be attractive. The term for the repurchase program expires August 1, 2013, however, we may suspend or terminate it at any time. The previous authorization was for up to $25 million and covered the period through December 31, 2012.

Dividends

On December 11, 2012 we announced that our Board of Directors had approved the payment of a year-end special dividend of $0.15 to holders of common stock of record at close of business on December 20, 2012. The dividend was paid on or about December 28, 2012. Future cash dividends, if any, will be at the discretion of the Board of Directors and subject to compliance with any applicable restrictions contained in our credit and other agreements.

Item 6. Selected Financial Data

The following table presents selected historical financial data. We derived the selected statements of operations data for the years ended December 31, 2012, 2011 and 2010 and balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements and notes thereto that are included elsewhere in this annual report. We derived the selected statements of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements that do not appear in this annual report.

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

	Years ended December 31,
Statement of Operations Data:	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Total revenues	$267,707	$192,963	$74,113	$38,025	$28,725

Operating expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	46,633	33,838	17,439	8,148	1,193
Selling, general and administrative	91,965	72,553	48,550	33,607	15,156
Research and development	42,544	27,720	57,301	21,058	26,683
Amortization of purchased intangibles	6,741	3,720	3,720	3,720	158
Acquired in-process research and development	—	—	—	—	4,700

Income (loss) from operations	79,824	55,132	(52,897)	(28,508)	(19,165)
Change in fair value of common stock warrant liability	—	(3,488)	2,731	8,075	1,271
Other income (expense), net	(844)	577	1,279	662	1,165

Income (loss) before provision for income taxes	78,980	52,221	(48,887)	(19,771)	(16,729)
Benefit (provision) for income taxes	15,565	(3,704)	43	(421)	(5)
Net loss attributable to non-controlling interest	—	—	—	1,146	2,538

Net income (loss) attributable to Spectrum Pharmaceuticals, Inc. stockholders	$94,545	$48,517	$(48,844)	$(19,046)	$(14,196)

Net income (loss) per share — basic	$1.61	$0.91	$(0.99)	$(0.48)	$(0.45)

Net income (loss) per share —diluted	$1.46	$0.84	$(0.99)	$(0.48)	$(0.45)

Cash dividend declared per common share	$0.15	$—	$—	$—	$—

	As of December 31,
Balance Sheet Data:	2012	2011	2010	2009	2008
	(In thousands)
Cash, equivalents and investments	$143,008	$170,545	$104,243	$113,341	$75,938
Working capital	136,476	147,264	58,543	86,758	54,677
Total assets	506,274	280,780	163,631	173,133	129,509
Common stock warrant liability (at fair value)	—	—	3,904	6,635	765
Long term obligations, less current portion	93,031	14,336	25,833	25,310	42,822
Total stockholders’ equity (including non-controlling interest)	284,846	187,907	74,476	108,324	53,116

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

Overview

We are a biotechnology company with fully integrated commercial and drug development operations with a primary focus in oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We market three oncology drugs, FUSILEV®,, FOLOTYN® and ZEVALIN®, and have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. Apaziquone was studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, and is under strategic collaborations with Nippon Kayaku Co. Ltd., or Nippon Kayaku, and Handok Pharmaceuticals Co. Ltd., or Handok. Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, or PTCL, and is under a strategic collaboration with TopoTarget A/S, or TopoTarget.

Our business strategy is comprised of the following initiatives:

•

Maximizing the growth potential of our marketed drugs, FUSILEV, FOLOTYN and ZEVALIN. Our near-term outlook largely depends on sales and marketing successes for our three marketed drugs. For FUSILEV, we are working to expand usage in colorectal cancer. We launched FUSILEV in August 2008 and we were able to benefit from broad utilization in community clinics and hospitals and recognized a dramatic increase in sales beginning in the second half of 2010 due to a shortage of generic leucovorin. While generic leucovorin supplies and utilization have been negatively impacted by this shortage, we cannot predict how long the shortage may continue or the extent of the impact the shortage may ultimately have on FUSILEV utilization. In April of 2011, we received two FDA approvals for FUSILEV. The first FDA approval was for the use of FUSILEV in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. The second FDA approval was for a “Ready-To-Use” formulation, or RTU, of FUSILEV. We are now actively engaged in marketing FUSILEV for use in advanced metastatic colorectal cancer.

We added FOLOTYN to our commercial drug portfolio with the acquisition of Allos Therapeutics, Inc., or Allos, in September 2012. FOLOTYN is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. FOLOTYN targets the inhibition of dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death. FOLOTYN can be delivered as a single agent, for which we currently have approval in the United States for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL, and has the potential to be used in combination therapy regimens. We believe that FOLOTYN’s unique mechanism of action offers us the ability to target the drug for development in a variety of hematological malignancies and solid tumor indications, and for autoimmune diseases as well. FOLOTYN has been available for commercial sale in the United States since October 2009.

For ZEVALIN, we continue to work on growing the ZEVALIN brand and are working to expand indications for use beyond follicular non-Hodkins lymphoma through additional trials. Effective April 2, 2012, with the acquisition of licensing rights from Bayer Pharma AG, we began the sales of ZEVALIN outside of the U.S. We have initiated and continue to build appropriate infrastructure and additional initiatives to facilitate broad customer reach and to address other market requirements, as appropriate, to expand utilization. We have formed a dedicated commercial organization comprised of highly experienced and motivated sales representatives, account managers, and a complement of other support marketing personnel to manage the sales and marketing of these drugs. In addition, our scientific department supports field activities through various MDs, PhDs and other medical science liaison personnel.

•

Optimizing our development portfolio and maximizing the asset values of its components. While over the recent few years, we have evolved from a development-stage to a commercial-stage pharmaceutical company, we have maintained a highly focused development portfolio. Our strategy with regard to our development portfolio is to focus on late-stage drugs and to develop them safely and expeditiously to the point of regulatory approval. We plan to develop some of these drugs ourselves or with our subsidiaries and affiliates, or secure collaborations with third parties such that we are able to suitably monetize these assets. We have assembled a drug development infrastructure that is comprised of highly experienced and motivated MDs, PhDs, clinical research associates and a complement of other support personnel to develop these drugs. In April 2012, we announced that the single instillation Phase 3 clinical trials for apaziquone did not meet their primary endpoint, however, the pooled data from the studies did show a statistically significant treatment effect. A meeting with the FDA was held in December 2012 to discuss the results from these clinical trials. Based on the discussions with the FDA, we understand that the FDA can accept the NDA filing with the current Phase III data and will likely convene an Advisory Committee meeting. Further, based on discussions with the FDA, we have agreed to conduct one additional Phase III study following consultation with the FDA on its design.

With regard to our anti-cancer drug belinostat, a novel HDAC inhibitor, we have to date opened more than 100 international sites in the study of relapsed refractory peripheral T Cell Lymphoma. We completed enrollment in this trial in September 2011, announced top line results in December 2012 and expect to file a NDA in 2013.

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

Financial Condition

Liquidity and Capital Resources

Our cumulative losses, since inception in 1987 through December 31, 2012, are approximately $179.3 million. We reported net income in 2011 and 2012 and remain dependent upon revenues from our three commercial drugs, specifically FUSILEV, FOLOTYN and ZEVALIN. Our long-term strategy is to continue to generate profits from the sale and licensing of our drug products.

While we believe that the approximately $143.0 million in cash, equivalents and investments we had available at December 31, 2012, which includes long term marketable securities (after payment of $25.4 million for the purchase of the licensing rights to market ZEVALIN outside the U.S. and $133.3 million for the purchase of Allos), will allow us to fund our current planned operations for at least the next twelve to eighteen months, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well.

On September 5, 2012, we entered into a credit agreement with Bank of America, N.A., as the administrative agent and an initial lender and Wells Fargo Bank, National Association, as an initial lender, for a $75.0 million revolving line of credit, which can be increased up to $125.0 million, subject to meeting certain customary conditions and obtaining commitments for such increase from the lenders. The terms of the credit agreement contain financial performance covenants applicable to us and our subsidiaries, which include, among other things, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with all such covenants as of December 31, 2012. The terms of the credit agreement also provide for an interest rate based on the London Interbank Offer Rate or the base rate, as selected by management, plus an applicable margin, of between 0.75% and 1.00% for base rate loans and between 1.75% and 2.25% for London Interbank Offer Rate loans. Additionally, an unused line fee is payable quarterly in an amount ranging from ..375% to 0.625% of the sum of the average daily unused portion of the facilities during any quarter based upon consolidated leverage ratio as at the last test date. As of December 31, 2012, $75.0 million has been drawn down on the revolving line of credit, of which the entire amount is outstanding and there are no amounts available to borrow, and the interest rate on the outstanding balance was 4.25%.

Our expenditures for research and development, or R&D, consist of direct product specific costs (such as up-front license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others) and non-product specific, or indirect, costs (such as personnel costs, rent, and utilities, among others). During the year ended December 31, 2012, our total research and development expenditure, including indirect expenditures, was approximately $42.5 million (net of $7.4 million received from Allergan pursuant to the collaboration agreement).

In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.

	Year Ended December 31,
	2012	2011	2010
	($ in ‘000’s)
Apaziquone	$6,879	$8,122	$6,165
Belinostat	3,876	7,607	36,045
FUSILEV	1,467	1,309	1,281
FOLOTYN	1,643	—	—
ZEVALIN	5,220	176	421
GCS	1,086	—	—
Lucanthone	820	—	—
Ozarelix	750	781	1,916
Ortataxel	574	113	716
Renazorb	1,345	502	1,553
Other development drugs	4,863	1,496	1,916

Total — Direct Costs	28,523	20,106	50,013
Indirect Costs (including non-cash share-based compensation of $1.8 million, $1.6 million and $2.4 million, respectively)	21,404	16,502	14,838
Partner Reimbursement	(7,383)	(8,888)	(7,550)

Total Research & Development	$42,544	$27,720	$57,301

Our primary focus areas for the foreseeable future, and the programs that are expected to represent a significant part of our R&D expenditures, are the on-going registrational clinical trials of apaziquone and belinostat and additional clinical studies in supporting the expanded utilization of our FDA approved products (ZEVALIN, FUSILEV and post-approval studies required by the FDA for FOLOTYN). While we are currently focused on advancing these key product development programs, we continually evaluate our R&D programs of other pipeline products in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. Our anticipated net use of cash for R&D in the fiscal year ending December 31, 2013, excluding the cost of in-licensing or acquisitions of additional drugs, if any, is expected to range between approximately $50 and $55 million.

Co-development, collaboration and out-licensing agreements with other companies for certain of our drug products may reduce our R&D expenses. For example, under our collaboration agreement with Mundipharma, Mundipharma is currently responsible for 40% of the joint development costs incurred by the parties related to the FOLOTYN post-approval studies. Other than this 40% reimbursement from Mundipharma, we currently do not receive any funding from third parties for research and development that we conduct for FOLOTYN. We are also party to an agreement with Allergan whereby, commencing January 1, 2009, Allergan has borne 65% of the development costs of apaziquone through December 31, 2012. On January 29, 2013, we entered into a second amendment to the agreement with Allergan to buy back the rights originally licensed to Allergan in the U.S., Europe and other territories in exchange for a tiered single digit royalty on certain products containing apaziquone, and relieved Allergan of its obligations for development, commercialization and other activities.

With respect to belinostat, we have a collaboration agreement with TopoTarget, whereby, commencing February 2, 2010, TopoTarget bears 100% of the CUP trial costs for belinostat and 30% of other development costs unrelated to the belinostat PTCL study.

In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $72.0 million for 2012 which includes net income in the period of $94.5 million adjusted for net non-cash credits of $17.5 million, of which, $34.6 million relates to a deferred income tax benefit, $14.9 million for stock-based compensation, $12.3 million for amortization of deferred revenue offset by $10.2 million of depreciation and amortization and $4.3 million for the provision for inventory obsolescence. These non-cash items were offset primarily by uses of cash by a $33.5 million increase in accounts receivable as a result of increased product sales and a $9.7 million decrease in accrued compensation and related expenses which were offset by sources of cash which included an increase of $24.8 million in accounts payable and other accrued obligations and a $9.5 million decrease in prepaid expenses and other current assets.

Net Cash Used In Investing Activities

Net cash used in investing activities of $114.7 million in 2012 was primarily due to the $205.2 million purchase of Allos, net of $71.9 million cash acquired, the $25.4 million purchase of the ZEVALIN rights outside of the U.S. and purchases of $26.4 million of marketable securities, which was partially offset by a $72.5 million in maturities of marketable securities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $61.0 million in 2012 primarily relates to the $75.0 million in net proceeds from the revolving line of credit, the $5.9 million in proceeds from the issuance of common stock as a result of the exercise of 1,287,430 stock options and exercise of 50,000 common stock warrants as well as $606,000 in purchases of shares under our Employee Stock Purchase Plan. These proceeds were partially offset by the $9.1 million purchase of treasury stock, $9.0 million dividend payment and the $1.4 million repurchase of shares to satisfy minimum tax withholding for the vesting of restricted stock.

Results of Operations

Results of Operations for Fiscal 2012 Compared to Fiscal 2011

Total Revenues. A summary of our total revenues is as follows:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
Produce sales, net:
FUSILEV	$204.3	$153.1	$51.2	33.4%
FOLOTYN	20.4	—	20.4	n/a
ZEVALIN	30.3	27.6	2.7	9.8%

	$255.0	$180.7	$74.3	41.1%
License and contract revenue	12.7	12.3	0.4	3.4%

Total revenues	$267.7	$193.0	$74.7	38.7%

Revenues from the sale of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin which abated in late 2012.

Gross product revenues are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargebacks established at the time revenues are recognized to arrive at product sales, net. Management considers various factors in determination of such provisions, which are described more in detail below. Product sales, net may vary from quarter to quarter based on customer mix and whether said customers are entitled to government mandated pricing which will be reflected in chargeback deductions from revenue.

During 2012 and 2011, we also recognized $12.3 million of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010.

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$46.6	$33.8	$12.8	37.8%
Selling, general and administrative	92.0	72.6	19.4	26.7%
Research and development	42.5	27.7	14.8	53.5%
Amortization of purchased intangible assets	6.7	3.7	3.0	81.2%

Total operating costs and expenses	$187.9	$137.8	$50.1	36.4%
Change in the fair value of common stock warrant liability	—	(3.5)	(3.5)	(100.0%)
Other income (expense), net	(0.8)	0.6	(1.4)	(247.3%)

Cost of Product Sales. The increase in total cost of product sales relates to an increase in product revenues for all products and an increase in inventory reserves of approximately $3.0 million primarily relating to the ZEVALIN inventory estimated to be in excess of anticipated usage.

Selling, General and Administrative. Selling, general and administrative expenses increased as a result of the inclusion of Allos and is primarily due to:

•

$7.0 million increase in compensation and associated benefits, of which $4.3 million is attributable to sales and marketing expenses as a result of the expansion of our sales force, and the inclusion of Allos personnel. We expect that sales and marketing activities will increase as we invest in additional commercial resources to increase market expansion of FUSILEV, FOLOTYN and ZEVALIN.

•	$6.5 million increase in advertising, branding, printing, marketing and promotion

•	$5.6 million in legal and professional fees related to the Allos acquisition and $687,000 in transaction costs related to the acquisition of ZEVALIN Rights

•	$2.0 million increase for transitional services related to sales of ZEVALIN outside the U.S.

•	$1.7 million severance and related expenses in connection with the Allos acquisition

•	$1.6 million increase in sales travel and expenses

These increases were partially offset by a$7.6 million decrease in non-cash stock compensation expense primarily related to the management incentive plan expenses.

Research and Development. Research and development expenses increased as a result of the inclusion of Allos and is primarily due to:

•	$5.0 million increase for drug product and a payment related to the co-development and commercialization agreement with Hamni Pharmaceutical Company for SPI-2012

•	$2.7 million increase in compensation and associated benefits

•	$2.2 million increase in on-going clinical trials

•	$1.2 million increase in continuing medical education grants and symposiums

•	$519,000 severance and related expenses in connection with the Allos acquisition

We expect research and development expenses to range between approximately $50.0 and $55.0 million for 2013, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $6.7 million and $3.7 million in 2012 and 2011, respectively, due to the amortization of intangibles recognized in the acquisition of ZEVALIN Rights and the amortization of intangibles recognized in the acquisition of Allos.

Change in Fair Value of Common Stock Warrant Liability. We recorded a loss of $3.5 million for the change in the fair value of the warrant obligations during 2011. No warrants recorded as a liability were outstanding in 2012.

Other Income (Expense), net. The principal components of other net income (expense) consisted primarily of a $653,000 increase in interest expense in connection with the revolving line of credit, an increase of $132,000 for the sale of property and equipment due to the downsizing of the Allos facilities and a decrease of $139,000 of interest income due to the sale of marketable securities at the end of Q2 2012 which was partially offset by $95,000 of a net gain on life insurance assets. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
Benefit (provision) for income taxes	15.6	(3.7)	19.3	(521.6%)

Benefit/(Provision) for Income Taxes. As of December 31, 2011, we maintained a $46.3 million valuation allowance against our domestic deferred tax assets and a $1.0 valuation allowance against our foreign deferred tax assets. Based on the weight of both positive and negative evidence, we concluded that it was more likely than not that the domestic net deferred tax assets would be realized, and therefore, we released $23.5 million of our domestic valuation allowance as a discrete tax benefit through December 31, 2012 with the remaining $22.8 million domestic valuation allowance being released through our annual effective tax rate based upon projected current year earnings. We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized.

The annual effective rate for fiscal 2012 is below the statutory rate principally as a result of tax benefits realized from the release of our valuation allowance against domestic deferred tax assets. The year-to-date tax benefit of $15.6 million in 2012 is primarily the result of $46.3 million in tax benefits recognized through December 31, 2012 related to the release of our valuation allowance on domestic deferred tax assets.

In connection with our acquisition of Allos, we recorded deferred tax liabilities of $53.9 million and deferred tax assets of $32.6 million which were net of a valuation allowance of $21.7 million. A valuation allowance of $21.7 million was recorded against Allos’ deferred tax assets due to the fact that a substantial portion of Allos’ deferred tax liabilities relate to indefinite lived In Process Research & Development costs which were not considered a source of income to support the realization of Allos’ deferred tax assets. Realization of the balance of Allos’ deferred tax assets were primarily supported through our income projections. The deferred tax balances referenced above represent preliminary estimates of the deferred tax assets and liabilities acquired.

Results of Operations for Fiscal 2011 Compared to Fiscal 2010

Total Revenues.

A summary of our total revenues is as follows:

	Year Ended December 31,
	2011	2010	$ Change	% Change
	($ in 000’s)
Produce sales, net:
FUSILEV	$153.1	$32.0	$121.1	378.4%
ZEVALIN	27.6	28.9	(1.3)	(4.5%)

	$180.7	$60.9	$119.8	196.6%
License and contract revenue	12.3	13.2	(0.9)	(6.8%)

Total revenues	$193.0	$74.1	$118.9	160.4%

Revenues from the sales of FUSILEV have increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin. Sales of FUSILEV initially grew significantly in the third and fourth quarter of 2010 and have continued through December 31, 2011.

We also recognized $12.3 million in 2011 and $13.2 million in 2010 of licensing revenues from the amortization of the $41.5 million upfront payment we received from Allergan in 2008 and an aggregate $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010. In January 2007, we received approximately $0.9 million, representing our 50% share of an economic interest that Aeterna Zentaris had from an arrangement with Nippon Kayaku, for certain rights to ozarelix in Japan and recognized the amount as deferred revenue. In early 2010 we reevaluated the basis for deferral having determined that there are no further ongoing obligations and recorded the approximately $0.9 million as license revenue during 2010.

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Year Ended December 31,
	2011	2010	$ Change	% Change
	($ in 000’s)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$33.8	$17.4	$16.4	94.0%
Selling, general and administrative	72.6	48.6	24.0	49.4%
Research and development	27.7	57.3	(29.6)	(51.6%)
Amortization of purchased intangible assets	3.7	3.7	—	—

Total operating costs and expenses	$137.8	$127.0	$10.8	8.5%
Change in the fair value of common stock warrant liability	(3.5)	2.7	(6.2)	(227.7%)
Other income, net	0.6	1.3	(0.7)	(54.9%)

Cost of Product Sales. The increase in total cost of product sales relates to an increase in product revenues achieved during the year, start up costs incurred for new suppliers in 2011, an increase of $1.0 million for the amortization of Targent milestones and an increase in inventory reserves of $1.3 million.

Selling, General and Administrative. The increase in selling general and administrative expense is primarily due to:

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

Research and Development. The decrease in research and development is primarily due to the $30.0 million upfront payment of belinostat, and a one-time charge of $3.1 million, representing the fair value of 751,956 shares of our common stock issued as consideration for the acquisition and licensing of compounds in 2010. These decreases were partially offset by an increase in on-going clinical trials expense incurred in 2011. We anticipate research and development expenses in 2012 to be higher than 2011, excluding the cost of stock compensation expenses and in-licensing or acquisition for additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $3.7 million for both 2011 and 2010 due to the amortization of intangibles from the acquisition of ZEVALIN.

Change in Fair Value of Common Stock Warrant Liability. The change in fair value of the common stock warrant liability was primarily the result of the change in our stock price over the same period of time. Approximately 3.7 million of the outstanding warrants were exercised on or before September 15, 2011. No warrants recorded as a liability remain outstanding at December 31, 2012.

Other Income, net. The principal components of other income, net consisted of currency gains and losses and net interest income. In addition, in 2010 we received $977,000 related to grants under the Qualifying Therapeutic Discovery Project Program administered under Section 48D of the Internal Revenue Code. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	($ in 000’s)
(Provision)/benefit for income taxes	(3.7)	0.04	3.7	(8,714%)

Provision/Benefit for Income Taxes. We recorded a provision for income taxes of $3.7 million in 2011 as compared to a $43,000 benefit in 2010 due to our profitability in 2011.

Nature of each accrual that reduces gross revenue to net revenue

Provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargeback’s are established as a reduction of product sales revenue at the time revenues are recognized. Management considers various factors in determination of such provisions, which are inherently judgmental and subject to change, as described more in detail below. Such estimated amounts are deducted from our gross sales to determine our product sales, net. Provisions for bad and doubtful accounts are deducted from gross receivables to determine net receivables. Changes in our estimates, if any, are recorded in the statement of operations in the period the change is determined. Actual results could differ materially from the amounts estimated. If we materially over or under estimate the amount, there could be a material impact on our consolidated financial statements.

For the periods ended December 31, 2012 and 2011, the following is a roll forward of the provisions for product returns, discounts and rebates, data and distribution fees and chargeback allowances and estimated doubtful account allowances:

	Chargeback’s and Discounts	Rebates	Returns	Data and Distribution Fees	Doubtful accounts	Total
	($ in ‘000’s)
Period ended December 31, 2012:
Balances at beginning of the period	$1,942	$8,114	$4,000	$5,866	$471	$20,393
Allos accruals acquired:	447	1,924	941	182	—	3,494
Add provisions/(recovery):	53,630	29,492	145	19,472	(128)	102,611
Less: Credits or actual allowances:	(39,416)	(28,507)	(30)	(17,071)	(115)	(85,139)

Balances at the close of the period	$16,603	$11,023	$5,056	$8,449	$228	$41,359

Period ended December 31, 2011:
Balances at beginning of the period	$675	$14,474	$2,000	$1,874	$339	$19,362
Add provisions:	7,548	17,658	2,094	8,484	139	35,923
Less: Credits or actual allowances:	(6,281)	(24,018)	(94)	(4,492)	(7)	(34,892)

Balances at the close of the period	$1,942	$8,114	$4,000	$5,866	$471	$20,393

Amounts recorded as allowances on our consolidated balance sheets for 2012 and 2011 are reflected in the table above. The basis and methods of estimating these allowances, used by management, are in more fully described in “Critical Accounting Policies, Estimates and Assumptions” below.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual and Commercial Obligations

The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of December 31, 2012, approximately:

($ in ‘000’s)	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations(1)
Operating Lease Obligations(2)	$3,062	$1,044	$1,644	$374	$—
Purchase Obligations(3)	28,906	25,008	3,768	130	—
Contingent Milestone Obligations(4)	207,119	21,415	41,065	20,729	123,910
Deferred development costs (5)	12,233	728	1,907	1,788	7,810
Debt obligations (6)	75,000	—	75,000	—	—

Total	$326,320	$48,195	$123,384	$23,021	$131,720

(1)	The table of contractual and commercial obligations excludes contingent payments that we may become obligated to pay upon the occurrence of future events whose outcome is not readily determinable. Such significant contingent obligations are described below under “Employment Agreements.”
(2)	The operating lease obligations are primarily related to the facility lease for our principal executive office in Henderson, Nevada expiring April 30, 2014; and for our research and development facility in Irvine, California expiring June 30, 2016.
(3)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2012. Approximately 90% of the purchase obligations consist of expenses associated with clinical trials and related costs for apaziquone, belinostat and ozarelix for each of the periods presented. Please see “Service Agreements” below for further information.
(4)	Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones as further described below under “Licensing Agreements.” While the amounts included in the table above represent all of our potential cash development and regulatory milestone obligations as of December 31, 2012, given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will exceed the amount of the milestone obligation.
(5)	Research and development services under the Mundipharma Collaboration Agreement over the period required to complete the jointly agreed-upon clinical development activities.
(6)	Debt obligations represent amount due under the revolving line of credit.

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

The potential contingent development and regulatory milestone obligations under all our licensing agreements are generally tied to progress through the FDA approval process, which approval significantly depends on positive clinical trial results. The following list is typical of milestone events payable by us: conclusion of Phase 2 or commencement of Phase 3 clinical trials; filing of new drug applications in each of the U.S., Europe and Japan; and approvals from each of the regulatory agencies in those jurisdictions.

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

We have also entered into an employment agreement with Joseph Keller, our Executive Vice President and Chief Operating Officer, dated August 28, 2012. Pursuant to the terms of the agreement, Mr. Keller’s employment is “at-will,” for no specified term, and may be terminated by Mr. Keller or Spectrum at any time for any reason or for no reason. The employment agreement requires Mr. Keller to devote his full working time and effort to Spectrum’s business and affairs during the term of the agreement. The employment agreement provides for an annual base salary of $525,000, an annual bonus of up to 50% of his base salary, and certain equity awards. Additionally, the employment agreement provides Mr. Keller with reimbursement of up to $3,500 per month for reasonable and necessary travel and temporary living expenses during his relocation period (up to six months) and a one-time relocation bonus of $30,000.

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

Revenue Recognition

Product sales, net represent product sales less adjustments which include distributor fees and estimated allowances for product returns, distributor rebates, government rebates and chargebacks to be incurred on the selling price. Distributor rebates are based on contractual agreements. We estimate adjustments based upon third-party information, including information obtained from our primary distributors with respect to their inventory levels and ultimate sell-through to the distributors’s customers. Due to estimates and assumptions inherent in determining the amount of returns, rebates and chargebacks, the actual amounts may differ materially from our estimates, at which time we would adjust our reserves accordingly. There is generally a lag time between the date we determined these estimated accrued liabilities and when we pay the liability or adjust the reserves for actual experience. Due to this time lag, we record adjustments to our accrued liabilities over several periods which can result in an increase or decrease to earnings in those periods. Material differences may result in the amount of revenue we recognize from product sales if the actual amount of reserves, rebates and chargebacks differ materially from the amount estimated by management.

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

Government chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We also evaluate the adequacy of previously recorded chargebacks based on data regarding specific entities claims activity over time to adjust current period chargebacks for these same distributors. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the time lag to receive information from distributors, the actual amount of claims for chargebacks may be materially different from our estimates, at which time we would adjust our reserves accordingly.

Discounts

Discounts (generally prompt payment discounts) are accrued at the end of every reporting period based on the gross sales made to customers during the period and based on their terms of trade for a product. We generally review the terms of the contracts, specifically price and discount structures, and payment terms between the customer and us to estimate the discount accrual.

Rebates

Customer rebates are estimated at every period end, based on direct purchases, depending on whether any rebates have been offered based on definitive contractual agreements. The rebates are recognized when products are purchased and a periodic credit is given.

Medicaid Rebates

Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue in the same period the related sale is recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. Our estimate of utilization is based on historical claims and supplemented by management’s judgment with respect to many factors, including changes in sales trends, an evaluation of current laws and regulations and product pricing. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Additionally, there is a time lag between the date we determine the estimated liability and when we actually pay the liability. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale.

Product returns allowances

Customers are typically permitted to return products within thirty days after shipment, if incorrectly shipped or not ordered, and six months after the expiration of product dating for FUSILEV, subject to certain restocking fees and preauthorization requirements, as applicable. The returned product is destroyed if it is damaged, quality is compromised or past its expiration date. In general, returned product is not resold. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products, historical rates of actual returns and based on experience of our management with selling similar oncology products. We record an allowance for future returns by debiting revenue, thereby reducing product sales and crediting a reserve for returns to reduce other accrued obligations. FOLOTYN returns are limited to defective product or product that was shipped in error.

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

License fees

We recognize license fees, royalties and reimbursement income for services provided as other revenues based on the facts and circumstances of each contractual agreement. In general, we recognize income upon the signing of a contractual agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after entering into the contract. We recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. We defer income under contractual agreements when we have further obligations that indicate that a separate earnings process has not been completed.

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

Fair Value of Acquired Assets

The accounting for acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination.

The fair value of acquired tangible and identifiable intangible assets and liabilities assumed, including in process research and development, are based on their estimated fair values at the acquisition date requires extensive use of accounting estimates and judgments. For each acquisition, we engage an independent third-party valuation firm to assist in determining the fair value of in-process research and development and identifiable intangible assets. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from in-process projects, and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be inaccurate, and unanticipated events and circumstances may occur.

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

We measure the carrying amount of the intangible asset against the estimated and undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of lower tax rates in certain non-U.S. jurisdictions, research and development, or R&D, tax credits available in California and other foreign jurisdictions and deductions available in the United States for domestic production activities. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. The retroactive benefit of the U.S. R&D tax credit for fiscal year 2012 is estimated to be approximately $1.0 million and will be recognized in the first quarter of 2013. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $22.8 million and $47.3 million at December 31, 2012 and 2011, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments.

We are exposed to certain market risks. Our primary exposures relate to (1) interest rate risk on our investment portfolio and our Credit Agreement, (2) credit risk of the companies’ bonds in which we invest, (3) general credit market risks as have existed since late 2007 and (4) the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks on our investment portfolio by investing in highly liquid, highly rated instruments and not investing in long-term maturity instruments.

In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of December 31, 2012 and December 31, 2011, were primarily in money market accounts, short-term corporate bonds, certificate of deposits, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong, well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by most banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds is being constantly monitored.

Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on December 31, 2012 or December 31, 2011, any decline in the fair value of our investments or increase in our obligations under our Credit Agreement would not be material in the context of our consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, some of our obligations are incurred in Euros. We mitigate such risk by maintaining a limited portion of our cash in Euros and other currencies.

In connection with the Allos acquisition, we entered into a credit agreement on September 5, 2012, or Credit Agreement, with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender. The Credit Agreement provides us with a committed $75 million revolving line of credit facility which may be increased up to $125 million, subject to meeting certain customary conditions and obtaining commitments for such increase from the lenders. The Credit Agreement contains certain financial covenants and expires on September 5, 2014.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report, referred to as the Evaluation Date. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. We have excluded from our assessment the internal control over financial reporting of Allos Therapeutics, Inc. (“Allos”), which we acquired September 5, 2012, as it was determined that management could not complete an assessment of the internal control over financial reporting of the acquired business in the period between the acquisition date and the date of management’s assessment date. Total assets and revenues of this acquisition represent approximately 46% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. Based on the results of our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears below under Item 9A(ii)(b) and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

(b) Changes in internal control over financial reporting

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Spectrum Pharmaceuticals, Inc.

We have audited Spectrum Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spectrum Pharmaceuticals, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Allos Therapeutics, Inc., which is included in the 2012 consolidated financial statements of Spectrum Pharmaceuticals, Inc. and Subsidiaries and constituted $234.6 million and $211.8 million of total and net assets, respectively, as of December 31, 2012 and $20.8 million and $8.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Spectrum Pharmaceuticals, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Allos Therapeutics, Inc.

In our opinion, Spectrum Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Pharmaceuticals Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Spectrum Pharmaceuticals, Inc. and Subsidiaries and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2013 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2013.

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

(a)(3) Exhibits.

Index to Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

2.2#	Purchase and Formation Agreement, dated as of November 26, 2008, by and among the Registrant, Cell Therapeutics, Inc. and RIT Oncology, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2008, and incorporated herein by reference.)

2.3#	Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2009, and incorporated herein by reference.)

2.4#	License and Asset Purchase Agreement between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG, dated January 23, 2012. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on April 27, 2012, and incorporated herein by reference.)

2.5	Agreement and Plan of Merger, dated as of April 4, 2012, by and among the Registrant, Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement. (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended through June 24, 2011. (Filed as Exhibit 3.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2012, and incorporated herein by reference.)

4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

4.2	Registration Rights Agreement, dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.3	Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of April 20, 2006, by and among the Registrant and Targent, Inc. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2006, and incorporated herein by reference.)

10.1	Sublease Agreement, dated as of December 2, 2010, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.2	First Amendment to Sublease Agreement, dated November 16, 2011, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.2 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

10.3	Industrial Lease Agreement, dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.4	Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

Exhibit No.	Description
10.6	Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

10.7*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10.8*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

Exhibit No.	Description
10.9*	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

10.10+	Second Amendment to Sublease Agreement, dated November 12, 2012, between the Registrant and Del Webb Corporation.

10.11*	Third Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)

10.12*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.13*	Long-Term Retention and Management Incentive Plan. (Filed as Exhibit 10.36 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.14*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

10.15*	Executive Employment Agreement by and between the Registrant and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.16*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.17#	License, Development, Supply and Distribution Agreement, dated October 28, 2008, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.33 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.18#	Amendment to License, Development, Supply and Distribution Agreement, dated June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.37 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.19*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.20*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.21	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.22*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.23*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012). (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.24*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.25#	License Agreement, dated November 6, 2009, by and between the Registrant and Nippon Kayaku Co., Ltd. (Filed as Exhibit 10.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.26#	License and Collaboration Agreement, dated February 2, 2010, by and between the Registrant and TopoTarget A/S. (Filed as Exhibit 10.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.27	Asset Purchase Agreement, dated August 15, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.1 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on August 21, 2007, and incorporated herein by reference.)

Exhibit No.	Description
10.28	First Amendment to Asset Purchase Agreement, dated December 9, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.48 to Cell Therapeutics, Inc.’s Form 10K, No. 001-12465, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.)

10.29	Supply Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.2 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on December 31, 2007, and incorporated herein by reference.)

10.30#	First Amendment to Supply Agreement, dated December 15, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.34 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.31	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.32#	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.1 to Allos Therapeutics, Inc.’s Form 10-Q/A, File No. 000-29815, as filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference.)

10.33#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.13.1 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.)

10.34#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.3 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.35#	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos Therapeutics, Inc. (Filed as Exhibit 10.25 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 26, 2012, and incorporated herein by reference.)

10.36#	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos Therapeutics, Inc. (Filed as Exhibit 10.2 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.37	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.38	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.39#	Sublicense Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.40#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited. (Filed as Exhibit 10.11 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.41#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline. (Filed as Exhibit 10.12 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.42*	Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012, as amended September 5, 2012, and effective as of September 1, 2012. (Filed as Exhibit 10.13 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

Exhibit No.	Description
10.43#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of the Registrant. (Filed as Exhibit 10.14 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.44#	Supply Agreement, dated June 9, 1999, by and between IDEC Pharmaceuticals Corporation and Schering Aktiengesellschaft, as amended December 14, 2004 and January 16, 2012, by and between Idec Pharmaceuticals Corporation and Schering Aktiengesellschaft. (Filed as Exhibit 10.15 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.45	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.16 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.46	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.17 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.47	Credit Agreement, dated September 5, 2012, by and among the Registrant, the Guarantors named therein, the Lenders named therein and Bank of America, N.A, as the administrative agent. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2012, and incorporated herein by reference.)

10.48+#	Second Amendment, dated January 29, 2013, to License, Development, Supply and Distribution Agreement, dated October 28, 2008, as amended June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc.

10.49+*	First Amendment, dated September 5, 2012, to Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012 and effective as of September 1, 2012.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections or otherwise incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

By:	/S/ RAJESH C. SHROTRIYA, M.D.
Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President

Date: February 27, 2013

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Rajesh C. Shrotriya and Brett L. Scott as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAJESH C. SHROTRIYA, M.D. Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	February 27, 2013

/s/ BRETT L. SCOTT Brett L. Scott	Senior Vice President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013

/s/ KRISHAN K. ARORA, PH.D. Krishan K. Arora, Ph.D.	Director	February 27, 2013

/s/ LUIGI LENAZ, M.D. Luigi Lenaz, M.D.	Director	February 27, 2013

/s/ STUART M. KRASSNER, SC.D., PSY.D. Stuart M. Krassner, Sc.D., Psy.D.	Director	February 27, 2013

/s/ ANTHONY E. MAIDA, III, M.A., M.B.A., PH.D Anthony E. Maida, III, M.A., M.B.A., Ph.D	Director	February 27, 2013

/s/ Anton Gueth, M.P.A. Anton Gueth, M.P.A.	Director	February 27, 2013

/s/ Gilles Gagnon Gilles Gagnon, M.Sc., M.B.A	Director	February 27, 2013

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2012 and 2011 and

For Each of the Three Years Ended December 31, 2012

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Spectrum Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Pharmaceuticals, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spectrum Pharmaceuticals, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2013

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and equivalents	$139,698	$121,202
Marketable securities	3,310	40,060
Accounts receivable, net of allowance for doubtful accounts of $228 and $471, respectively	92,169	51,703
Inventories, net	14,478	10,762
Prepaid expenses and other current assets	2,745	2,074
Deferred tax assets	12,473	—

Total current assets	264,873	225,801
Investments	—	9,283
Property and equipment, net	2,548	2,681
Intangible assets, net	202,311	41,654
Goodwill	28,973	—
Other assets	7,569	1,361

Total assets	$506,274	$280,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$95,297	$54,771
Accrued compensation and related expenses	4,835	1,788
Deferred revenue	12,300	12,300
Deferred development costs	856	—
Accrued drug development costs	15,109	9,678

Total current liabilities	128,397	78,537
Capital lease obligations	—	9
Deferred revenue and other credits, less current portion	2,937	14,029
Deferred development costs, less current portion	11,377	—
Deferred payment contingency	2,287	—
Other long-term liabilities	1,430	298
Revolving line of credit	75,000	—

Total liabilities	221,428	92,873
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B Junior participating preferred stock —1,500,000 shares authorized: no shares issued and outstanding	—	—
Series E convertible voting preferred stock — $10,000 par value; 2,000 shares authorized; 20 and 26 shares issued and outstanding at December 31, 2012 and 2011, respectively, (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value — 175,000,000 shares authorized; 60,026,675 and 59,247,483 issued and outstanding at December 31, 2012 and 2011, respectively	60	59
Additional paid-in capital	463,710	452,761
Accumulated other comprehensive income (loss)	273	(227)
Accumulated deficit	(179,320)	(261,883)
Less: Treasury stock at cost: 0 and 363,055 shares at December 31, 2012 and 2011, respectively	—	(2,926)

Total stockholders’ equity	284,846	187,907

Total liabilities and stockholders’ equity	$506,274	$280,780

See accompanying notes to consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Product sales, net	$254,992	$180,663	$60,921
License and contract revenue	12,715	12,300	13,192

Total revenues	$267,707	$192,963	$74,113

Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	46,633	33,838	17,439
Selling, general and administrative	91,965	72,553	48,550
Research and development	42,544	27,720	57,301
Amortization of purchased intangible assets	6,741	3,720	3,720

Total operating costs and expenses	187,883	137,831	127,010

Income (loss) from operations	79,824	55,132	(52,897)
Non-operating income (expense):
Change in fair value of common stock warrant liability	—	(3,488)	2,731
Other income (expense), net	(844)	577	1,279

Income (loss) before provision for income taxes	78,980	52,221	(48,887)
Benefit (provision) for income taxes	15,565	(3,704)	43

Net income (loss)	$94,545	$48,517	$(48,844)

Net income (loss) per share:
Basic	$1.61	$0.91	$(0.99)

Diluted	$1.46	$0.84	$(0.99)

Weighted average shares outstanding:
Basic	58,588,916	53,272,767	49,502,854

Diluted	64,637,256	57,959,714	49,502,854

See accompanying notes to consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$94,545	$48,517	$(48,844)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	797	(135)	(22)
Income tax on unrealized gain on securities	(213)	—	—
Foreign currency translation adjustments	(84)	—	—

Other comprehensive income (loss), net	500	(135)	(22)
Total comprehensive income (loss)	$95,045	$48,382	$(48,866)

See accompanying notes to consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock		Additional		Accumulated	Treasury Stock		Total Stockholders
	Shares	Amount	Shares	Amount	Paid-In Capital		Deficit	Shares	Amount	Equity
Balance at December 31, 2009	68	$419	48,926,314	$49	$369,482	$(70)	$(261,556)	—	$—	$108,324
Net Loss	—	—	—	—	—	—	(48,844)	—	—	(48,844)
Other comprehensive loss, net	—	—	—	—	—	(22)	—	—	—	(22)
Conversion of Series E preferred stock to common stock	(42)	(259)	84,000	—	259	—	—	—	—	—
Issuance of common stock to 401(k) plan	—	—	136,121	—	598	—	—	—	—	598
Issuance of common stock for ESPP	—	—	168,283	—	554	—	—	—	—	554
Issuance of common stock upon exercise of stock options	—	—	1,135,340	1	3,073	—	—	—	—	3,074
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	257,270	—	7,687	—	—	—	—	7,687
Fair value of common stock issued in connection with drug license	—	—	751,956	1	3,104	—	—	—	—	3,105

Balance at December 31, 2010	26	$160	51,459,284	$51	$384,757	$(92)	$(310,400)	—	$—	$74,476
Net Income	—	—	—	—	—	—	48,517	—	—	48,517
Other comprehensive income, net	—	—	—	—	—	(135)	—	—	—	(135)
Conversion of Series E preferred stock to common stock	(6)	(37)	12,000	—	37	—	—	—	—	—
Issuance of common stock to 401(k) plan	—	—	65,889	—	593	—	—	—	—	593
Issuance of common stock for ESPP	—	—	100,386	—	655	—	—	—	—	655
Adjustments resulting from change in value of warrants recognized in equity	—	—	—	—	7,392	—	—	—	—	7,392
Issuance of common stock upon exercise of stock options	—	—	1,126,257	1	5,136	—	—	—	—	5,137
Issuance of common stock upon exercise of warrants	—	—	3,747,312	4	24,804	—	—	—	—	24,808
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	998,711	1	21,643	—	—	—	—	21,644
Purchase of treasury stock	—	—	—	—	—	—	—	363,055	(2,926)	(2,926)
Issuance of restricted stock for management incentive plan, net of shares repurchased/retired for minimum tax withholding	—	—	426,562	1	(4,033)	—	—	—	—	(4,032)
Fair value of common stock issued to Targent for milestone	—	—	1,311,082	1	11,777	—	—	—	—	11,778

Balance at December 31, 2011	20	$123	59,247,483	$59	$452,761	$(227)	$(261,883)	363,055	$(2,926)	$187,907
Net Income	—	—	—	—	—	—	94,545	—	—	94,545
Other comprehensive income, net	—	—	—	—	—	500	—	—	—	500
Issuance of common stock to 401(k) plan	—	—	56,254	—	691	—	—	—	—	691
Issuance of common stock for ESPP	—	—	54,521	—	606	—	—	—	—	606
Issuance of common stock upon exercise of stock options	—	—	1,287,430	2	5,815	—	—	—	—	5,817
Issuance of common stock upon exercise of warrant	—	—	50,000	—	89	—	—	—	—	89
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	554,239	—	14,193	—	—	—	—	14,193
Repurchase of shares to satisfy tax withholding	—	—	(120,197)	—	(1,434)	—	—	—	—	(1,434)
Dividends paid	—	—	—	—	(9,011)	—	—	—	—	(9,011)
Purchase of treasury stock	—	—	—	—	—	—	—	740,000	(9,057)	(9,057)
Retirement of treasury stock	—	—	(1,103,055)	(1)	—	—	(11,982)	(1,103,055)	11,983	—

Balance at December 31, 2012	20	$123	60,026,675	$60	$463,710	$273	$(179,320)	—	$—	$284,846

See accompanying notes to consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$94,545	$48,517	$(48,844)
Adjustments to reconcile net income (loss) to net cash provided by (used in operating activities:
Amortization of deferred revenue	(12,300)	(12,300)	(12,300)
Depreciation and amortization	10,166	5,650	4,506
Deferred income tax benefit	(34,605)	—	—
Stock-based compensation	14,884	22,237	8,285
Fair value of common stock issued for drug license	—	—	3,105
Change in fair value of common stock warrant liability	—	3,488	(2,731)
Provision (recovery)for bad debt	(128)	245	359
Provision for inventory obsolescence	4,264	1,320	50
Loss on disposal of fixed assets	132	38	11
Foreign currency remeasurement loss	107	—	—
Change in fair value of deferred development costs and deferred payment contingency	20	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(33,504)	(30,897)	(12,752)
Inventories	(734)	(7,848)	(1,054)
Prepaid expenses and other assets	9,483	(7,115)	(134)
Accounts payable and other accrued obligations	24,787	16,067	21,546
Accrued compensation and related expenses	(9,726)	(1,525)	(47)
Accrued drug development costs	3,360	4,577	503
Landlord contributions to tenant improvements	—	—	995
Deferred revenue and other credits	1,208	834	15,958

Net cash provided by (used in) operating activities	71,959	43,288	(22,544)

Cash Flows From Investing Activities:
Sales and maturities of marketable securities	72,463	18,255	32,391
Purchases of marketable securities	(26,430)	(17,027)	(40,649)
Purchases of property and equipment	(312)	(475)	(1,576)
Purchases of available for sale securities	(1,712)	(164)	—
Proceeds from sale of available for sale securities	—	157	—
Acquisition of ZEVALIN Rights	(25,435)	—	—
Acquisition of Allos Therapeutics, net of cash acquired	(133,264)	—	—

Net cash (used in) provided by investing activities	(114,690)	746	(9,834)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	5,817	5,137	3,074
Proceeds from issuance of common stock from warrant exercises	89	24,808	—
Proceeds from issuance of common stock under the ESPP plan	606	655	554
Payments to acquire treasury stock	(9,057)	(2,926)	—
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(1,434)	(4,032)	—
Payment of stock dividend	(9,011)	—	—
Repayment of capital leases	(9)	(31)	(29)
Proceeds from revolving line of credit	125,000	—	—
Repayment of revolving line of credit	(50,000)	—	—
Payment of debt issuance costs	(976)	—	—

Net cash provided by financing activities	61,025	23,611	3,599

Effect of exchange rates on cash	202	—	—
Net increase (decrease) in cash and cash equivalents	18,496	67,645	(28,779)
Cash and equivalents — beginning of year	121,202	53,557	82,336

Cash and equivalents — end of year	$139,698	$121,202	$53,557
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$17,157	$2,042	$27

Cash paid for interest	$495	$14	$17

Retirement of treasury shares	$11,983	$—	$—

Inventory liability assumed in ZEVALIN Rights acquisition	$580	$—	$—

Inventory included in accounts payable	$5,000	$—	$—

Financed portion of leasehold improvements	$—	$—	$451

Conversion of preferred stock to common stock	$—	$37	$259

Common stock issued for Targent milestones	$—	$11,778	$259

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

Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We currently market three oncology drugs, and FUSILEV®, FOLOTYN® and ZEVALIN® and have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. In 2012, Apaziquone was studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, under a strategic collaboration with Allergan, Inc., or Allergan, and remains under strategic collaborations with Nippon Kayaku Co. Ltd., or Nippon Kayaku, and Handok Pharmaceuticals Co. Ltd., or Handok. Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, or PTCL, under a strategic collaboration with TopoTarget A/S or TopoTarget. On January 29, 2013, we entered into a second Amendment to the license, development, supply and distribution agreement with Allergan to reacquire the rights originally licensed to Allergan in the U.S. Europe and other territories.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.

Principles of Consolidation

The consolidated financial statements include the accounts for Spectrum Pharmaceuticals, Inc., our wholly-owned subsidiaries, and joint ventures that we control, or variable interests for which we are determined to be the primary beneficiary. We evaluate the need to consolidate joint ventures in accordance with authoritative guidance. Investments by outside parties in our consolidated entities are recorded as non-controlling interest in our consolidated financial statements, and stated net after allocation of income and losses in the entity.

As of December 31, 2012, we had seven consolidated subsidiaries: Allos Therapeutics, Inc., a wholly owned subsidiary acquired in 2012, Allos Therapeutics Ltd. a wholly-owned subsidiary of Allos and formed in England and Wales (inactive), Spectrum Pharmaceuticals Cayman 99% owned, Spectrum Pharmaceuticals International Holdings LLC wholly-owned and organized in Delaware in 2012, OncoRx Pharma Private Limited or OncoRx, wholly-owned and organized in Mumbai, India in 2008; RIT Oncology, LLC, or RIT, wholly-owned since March 15, 2009 and organized in Delaware in October 2008; and a consolidated joint venture, Spectrum Pharma Canada, organized in Quebec, Canada in January 2008. We have eliminated all significant intercompany balances and transactions among the consolidated entities from the consolidated financial statements.

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

Cash, Equivalents and Marketable Securities

We consider cash and investments with financial institutions with maturities of three months or less when purchased that can be liquidated without prior notice or penalty, to be cash and equivalents. Marketable securities have maturities from three months to one year when purchased and are classified as available-for-sale. As of December 31, 2012, marketable securities are valued at fair value, which approximates cost due to their short-term maturities.

As of December 31, 2012, we held substantially all of our cash, equivalents and marketable securities at major financial institutions, which must invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. We maintain cash balances in excess of federally insured limits in reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation and third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments and limit investing in long-term maturity instruments.

Cash, equivalents and marketable securities, including long term bank certificates of deposits, and investments totaled $145.5 million and $170.6 million as of December 31, 2012 and 2011, respectively. Long term bank certificates of deposit include a $250,000 restricted certificate of deposit that collateralizes tenant improvement obligations to the lessor of our principal offices. The following is a summary of such investments (in 000’s):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash	Marketable Security
						Current	Long Term
December 31, 2012
Cash and equivalents	$139,698	$—	$—	$139,698	$139,698	$—	$—
Bank CDs (including restricted certificate of deposit of $250)	987	—	—	987	—	987	—
Money market currency funds	2,323	—	—	2,323	—	2,323	—
Other securities (included in other assets)	1,747	733	—	2,480	—	—	2,480

Total investments	$144,755	$733	$—	$145,488	$139,698	$3,310	$2,480

December 31, 2011
Cash and equivalents	$121,202	$—	$—	$121,202	$121,202	$—	$—
Bank CDs (including restricted certificate of deposit of $500)	27,845	—	—	27,845	—	18,562	9,283
Money market currency funds	14,485	—	—	14,485	—	14,485	—
U.S. Government securities	7,013	—	—	7,013	—	7,013	—
Other securities (included in other assets)	35	—	29	6	—	—	6

Total investments	$170,580	$—	$29	$170,551	$121,202	$40,060	$9,289

As of December 31, 2012, none of the securities had been in a continuous unrealized loss position longer than one year.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the assessment of fair value. Cash equivalents consist of certificates of deposit and are valued at cost, which approximates fair value due to the short-term maturities of these instruments. Marketable securities consist of certificates of deposit, US Government Treasury bills, US treasury-backed securities and corporate deposits, which are stated at fair value as it approximates carrying value due to the short term maturities of these instruments.

The fair value of the deferred development cost liability and the deferred payment contingency was valued using the discounted cash flow method of the income approach. The unobservable inputs to the valuation models that have the most significant effect on the fair value of our deferred development cost liability and deferred payment contingency are the determination of the present value factors for future cash flows. The assumptions included internal estimates of research and development personnel needed to perform the research and development services; and estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed, approximately through 2022 for the research and development obligations. We determined the present value factor to be a weighted-average cost of capital of approximately 11.0% in 2012.

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

The carrying values of our assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2012 and 2011 are classified in the table below in one of the three categories of the fair value hierarchy described below:

	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets:
Cash and equivalents	$139,698	$—	$—	$139,698
Bank CDs (including restricted certificate of deposit of $250)	—	987	—	987
Money market currency funds	—	2,323	—	2,323

Cash and equivalents, and marketable securities and investments	139,698	3,310	—	143,008
Deferred compensation investments, including life insurance cash surrender value	—	2,881	—	2,881
Other securities	2,480	—	—	2,480

	$142,178	$6,191	$—	$148,369

Liabilities:
Deferred executive compensation liability	—	2,365	—	2,365
Deferred development costs	—	—	12,233	12,233
Deferred payment contingency	—	—	2,287	2,287
Contingent value right	—	—	—	—

	$—	$2,365	$14,520	$16,885

	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets:
Cash and equivalents	$121,202	$—	$—	$121,202
Bank CDs (including restricted certificate of deposit of $500)	—	27,845	—	27,845
Money market currency funds	—	14,485	—	14,485
U.S. Government securities	—	7,013	—	7,013

Cash and equivalents, marketable securities and investments	121,202	49,343	—	170,545
Deferred compensation investments	—	972	—	972
Other securities	6	—	—	6

	$121,208	$50,315	$—	$171,523

Liabilities:
Deferred executive compensation liability	—	969	—	969

	$—	$969	$—	$969

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended December 31, 2012 and 2011:

Fair Value Measurements of 1 Unobservable Inputs (Level 3) ($ in 000’s)
Balance at December 31, 2010	$3,904
Transfers in / (out) of Level 3	—
Adjustments resulting from change in value of warrants recognized in earnings	3,488
Adjustments resulting from exercise of warrants recognized in equity	(7,392)

Balance at December 31, 2011	—
Transfers in / (out) of Level 3:
Deferred development costs	12,233
Deferred payment contingency	2,287
Contingent right value	—

Balance at December 31, 2012	$14,520

The fair value of the deferred development costs and deferred payment contingency are measured at the end of each reporting period using Level 3 inputs. The significant unobservable assumptions we use include the determination of present value factors for future cash flows.

The fair value of common stock warrants were measured on their respective origination dates and at the end of each reporting period using Level 3 inputs. The significant assumptions we use in the calculations under the Black-Scholes Option Pricing Model as of December 31, 2011 included an expected term based on the remaining contractual life of the warrants, a risk-free interest rate based upon observed interest rates appropriate for the expected term of the instruments, volatility based on the historical volatility of our common stock, and a zero dividend rate based on our past, current and expected practices of granting dividends on common stock.

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

Our product sales are concentrated in a limited number of customers. A summary of our customers that represent 10% or more of our total consolidated gross product sales are as follows:

	2012	2011	2010
Oncology Supply	26.5%	57.0%	45.7%
McKesson Specialty	23.2%	19.1%	*
ICS	19.4%	*	*
Cardinal Health	15.7%	*	*

(*) Less than 10%

No other single customer generated over 10% of our consolidated gross product sales during the prior three fiscal years.

We are exposed to risks associated with extending credit to our customers related to the sale of products. We do not require collateral or other security to support credit sales, however, we maintain reserves for potential bad debt and to date, credit losses have been within management’s expectations. A summary of our customers that represent 10% or more of our net receivables as of December 31, 2012 and 2011 are as follows:

	2012	2011
Oncology Supply	37.7%	26.8%
McKesson Specialty	26.0%	54.1%
ICS	19.1%	*

(*) Less than 10%

No other single customer owed us more than 10% of net receivables during the prior fiscal years.

We have single source suppliers for raw materials and the manufacturing of finished product of ZEVALIN. We are exposed to loss of revenue from the sale of this product if the supplier cannot fulfill demand. We also have single source suppliers for raw materials, and manufactured finished product for our development drug candidates. If we are unable to obtain sufficient quantities of such product, our research and development activities may be adversely affected.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market. The lower of cost or market is determined based on net estimated realizable value after appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors. We adjust our inventory to reflect situations in which the cost of inventory is not expected to be recovered. We record a reserve to adjust inventory to its net realizable value if (i) a product is close to expiration and not expected to be sold, (ii) when a product has reached its expiration date or (iii) when a product is not expected to be saleable. In determining reserves for these products, we consider factors such as the amount of inventory on hand and its remaining shelf life, and current and expected market conditions, including management forecasts and levels of competition. We have evaluated the current level of inventory considering historical trends and other factors, and based on our evaluation, we have recorded adjustments to reflect inventory at its net realizable value. These adjustments are estimates, which could vary significantly from actual results if future economic conditions, customer demand, competition or other relevant factors differ from expectations. These estimates require us to make assessments about the future demand for our products in order to categorize the status of such inventory items as slow-moving, obsolete or in excess-of-need. These estimates are subject to the ongoing accuracy of our forecasts of market conditions, industry trends, competition and other factors. Differences between our estimated reserves and actual inventory adjustments have historically not been significant, and are accounted for in the current period as a change in estimate. During 2012 and 2011, inventories of $4.3 million and $1.3 million, respectively, were recorded against cost of goods sold and the total reserve was $4.2 million and $1.3 million at December 31, 2012 and 2011, respectively.

The allowance for inventory reserves is as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$1,343	$50	$—
Net additions charged to expense	4,264	1,320	50
Deductions	(1,419)	(27)	—

Balance at end of period	$4,188	$1,343	$50

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

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of the acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually. We perform our annual evaluation as of October 1 each year.

Intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our policy is to identify and record impairment losses, if necessary, on intangible product rights when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. It is our policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

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

On April 1, 2012, we acquired the licensing rights to market ZEVALIN outside of the U.S. (ZEVALIN Rights) from Bayer Pharma AG or Bayer. The process for estimating the fair values of these identifiable intangible assets involved the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. These identified intangible assets are being amortized over the estimated useful life of 10 years.

We acquired Allos on September 5, 2012, and recorded intangible assets related to license and distribution rights and in-process research and development. The license and distribution rights are amortized over the expected patent life of 10 years. Refer to Note 8 for further information regarding intangible assets.

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

	Fair Value of Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period
In-process research and development—FOLOTYN® Distribution Rights	$118,400	(1)
FOLOTYN® License & Distribution Agreement with Mundipharma	27,900	10 years

Total identifiable intangible assets	$146,300

(1)	Acquired in-process research and development (“IPR&D) is an intangible asset classified as an indefinite-lived until the completion or abandonment of the associated R&D effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. Intangible IPR&D is not amortized during the period that it is considered indefinite-lived but rather tested for impairment.

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

With respect to the acquisition discussed below, we believe the fair values assigned to the assets acquired and liabilities assumed were based upon reasonable assumptions. Our allocation of the purchase price was largely dependent on discounted cash flow analyses of projects and products of Allos. We cannot provide assurance that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize as we estimated. For these reasons, among others, our actual results may vary significantly from the estimated results.

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

We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. No impairment loss was recorded during the years 2012, 2011or 2010.

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

We calculate a provision for estimated product returns, sales discounts, rebates, chargeback’s and distribution and data fees are established as a reduction of gross product sales at the time such revenues are recognized. Thus, revenue is recorded, net of such estimated provisions. We state the related accounts receivable at net realizable value, with any allowance for doubtful accounts charged to general operating expenses. If revenue from sales is not reasonably determinable due to provisions for estimates, promotional adjustments, price adjustments, returns or any other potential adjustments, we defer the revenue and recognize revenue when the estimates are reasonably determinable, even if the monies for the gross sales have been received.

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

Product returns allowances

Customers are typically permitted to return products within thirty days after shipment, if incorrectly shipped or not ordered, and six months after the expiration of product dating for FUSILEV, subject to certain restocking fees and preauthorization requirements, as applicable. The returned product is destroyed if it is damaged, quality is compromised or past its expiration date. In general, returned product is not resold. As of each balance sheet date, we estimate potential returns, based on several factors, including: inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products, historical rates of actual returns and based on experience of our management with selling similar oncology products. We record an allowance for future returns by debiting revenue, thereby reducing product sales and crediting a reserve for returns to reduce other accrued obligations. No returns reserve is recorded for ZEVALIN since in the U.S. we invoice our end user customers and recognize revenues only when a patient is treated with ZEVALIN and for Ex. U.S. we invoice upon delivery. FOLOTYN returns are limited to defective product or product that was shipped in error. Historical allowances for product returns have been within estimated amounts reserved or accrued. The amount of allowances for sales returns we recognized in the consolidated balance sheets as of December 31, 2012 and 2011 are $4.9 million and $4.0 million, respectively and are recorded in other accrued obligations.

Government chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We also evaluate the adequacy of previously recorded chargebacks based on data regarding specific entities claims activity over time to adjust current period chargebacks for these same distributors. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the time lag to receive information from distributors, the actual amount of claims for chargebacks may be materially different from our estimates, at which time we would adjust our reserves accordingly.

Discounts

Discounts (generally prompt payment discounts) are accrued at the end of every reporting period based on the gross sales made to customers during the period and based on their terms of trade for a product. We generally review the terms of the contracts, specifically price and discount structures, and payment terms between the customer and us to estimate the discount accrual.

Rebates

Customer rebates are estimated at every period end, based on direct purchases, depending on whether any rebates have been offered based on definitive contractual agreements. The rebates are recognized when products are purchased and a periodic credit is given.

Medicaid Rebates

Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue in the same period the related sale is recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. Our estimate of utilization is based on historical claims and supplemented by management’s judgment with respect to many factors, including changes in sales trends, an evaluation of current laws and regulations and product pricing. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Additionally, there is a time lag between the date we determine the estimated liability and when we actually pay the liability. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale.

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

License Fees

We recognize license fees based on the facts and circumstances of each contractual agreement. In general, we recognize income upon the signing of a contractual agreement that grants rights to products or technology to a third party if we have no further obligation to provide products or services to the third party after entering into the contract.

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

As of each balance sheet date, we review purchase commitments and accrue drug development expenses based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. We maintain regular communication with our vendors, including our clinical sites, and gauge the reasonableness of estimates provided. However, actual clinical trial costs may differ materially from estimated clinical trial costs and are adjusted for in the period in which they become known.

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

The following shows the amounts used in computing basic and diluted earnings per share for each of the three years in the period ended December 31, 2012:

(in thousands, except share and per share data)	Net Income (numerator)	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
December 31, 2012
Basic earnings per share:	$94,545	58,588,916	$1.61

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,749,299
Incremental shares assumed issued on exercise of in the money warrants		224,437
Unvested restrictive stock		1,034,604

Diluted earnings per share	$94,545	64,637,256	$1.46

(in thousands, except share and per share data)	Net Income (numerator)	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
December 31, 2011
Basic earnings per share:	$48,517	53,272,767	$0.91

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,185,224
Change in shares related to Targent and Management incentive plan milestones as if they had been issued at the beginning of the quarter earned		248,193
Incremental shares assumed issued on exercise of in the money warrants		200,656
Unvested restrictive stock		12,874

Diluted earnings per share	$48,517	57,959,714	$0.84

(in thousands, except share and per share data)	December 31, 2010
Net loss — attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(48,844)
Less:
Preferred dividends paid in cash or stock	—

Loss attributable to Spectrum stockholders	$(48,844)

Weighted average shares issued and outstanding	49,502,854

Basic and diluted net loss per share	$(0.99)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

December 31, 2010
Series E Preferred Shares	52,000
Stock Options	5,157,935
Warrants	4,142,312

9,352,247

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

We recorded share-based employee compensation as follows:

	Year Ended December 31,
	2012	2011	2010
	($ in ‘000’s)
Research and development expense	$1,843	$1,628	$2,484
Selling, general and administrative expense	13,041	20,609	5,801

	$14,884	$22,237	$8,285

Warrant accounting

We account for common stock warrants pursuant to the applicable guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, registered warrants require the issuance of registered securities upon exercise and do not sufficiently preclude an implied right to net cash settlement. We classify registered warrants on the consolidated balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of registered warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as “Change in the fair value of common stock warrant liability.” All registered warrants have been exercised as of December 31, 2012.

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

We have determined that net deferred tax assets that do not meet the “more likely than not” to be realized criteria and, accordingly, a valuation allowance has been recorded to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Valuation allowances against our deferred tax assets were $22.8 million and $47.3 million at December 31, 2012 and December 31, 2011, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

Foreign Currency Translation

We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to US dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income in the statement of stockholders’ equity and the statement of comprehensive income (loss).

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any period presented.

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

We also perform an analysis to determine if the inputs and/or processes acquired in an acquisition qualify as a business. On the basis of our interpretations and conclusions, we determine if the in-licensed products qualify as a business and whether to account for such products as a business combination or an asset acquisition. The accounting for acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed. Additionally, we must determine whether an acquired entity is considered to be a business or a set of net assets, because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination.

Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with authoritative guidance which requires the disclosure of all components of comprehensive income, including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive income (loss) at December 31, 2012 and 2011, respectively consisted primarily of foreign currency translation adjustments and net unrealized gains/losses on investments in marketable securities as of that date.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also required an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income, but in December 2011, the FASB issued an accounting standards update that deferred this requirement. This guidance became effective for fiscal years beginning after December 15, 2011. We adopted the provisions of the guidance in the first quarter of 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements.

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

New Accounting Standards Not Yet Adopted

In February 2013, the FASB issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance will be effective for reporting periods beginning after December 15, 2012, which will be our fiscal year 2013, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be our fiscal year 2013, with early adoption permitted. We do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

3. Acquisitions

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

We accounted for the acquisition of ZEVALIN Rights as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet regardless of the likelihood of success of the related product or technology. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The ZEVALIN Rights related transaction costs expensed for year ended December 31, 2012 were $687,384.

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following items ($ in 000’s):

Cash consideration for ZEVALIN Rights	$25,435
Total liabilities assumed	580

Total purchase consideration	$26,015

Fair Value Estimate of Assets Acquired and Liabilities Assumed

The total purchase consideration is allocated to ZEVALIN Rights net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows ($ in thousands):

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

The goodwill recorded as part of the acquisition of ZEVALIN Rights includes benefits that we believe will result from expanding geographical sales internationally and any intangible assets that do not qualify for separate recognition. Goodwill is not amortized and is not deductible for tax purposes.

These identified intangible assets are being amortized over the estimated useful life of 10 years which reflects the patent life. Included in amortization of purchased intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2012 is $2.2 million related to the amortization of these intangibles.

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

As part of the purchase consideration, Spectrum agreed to pay Allos shareholders an additional $0.11 per share if FOLOTYN® receives a conditional regulatory approval in the European Union or the EU, by December 31, 2012 and the first reimbursable commercial sale of FOLOTYN® in the lead indication in the third EU major market country is made by December 31, 2013. In January 2012, the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, adopted an opinion recommending against approval of Allos’ Marketing Authorisation Application, or MAA, for FOLOTYN for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma or PTCL in Europe. Allos submitted a request for the re-examination of the CHMP opinion in January 2012, and, on April 19, 2012, the CHMP confirmed its position and adopted a final opinion recommending against approval of the MAA. On the same day, the CHMP forwarded a copy of its final opinion to the European Commission, or the EC, which is the regulatory authority responsible for rendering a final decision on the MAA. On June 21, 2012, Allos received a letter from the EC stating that the EC had adopted the CHMP’s opinion recommending against approval of the MAA. The decision is final and binding. Therefore, Spectrum management does not believe that the milestones triggering the contingent value right are achievable within the specified time frame and accordingly, did not value the contingent value right. We will continue to evaluate the fair value of the contingent value right through December 31, 2013. The Allos related transaction costs expensed for the year ended December 31, 2012 of $5.6 million were included in selling, general and administrative expenses.

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

Fair Value Estimate of Assets Acquired and Liabilities Assumed

Under the purchase method of accounting, the total purchase consideration is allocated to Allos net tangible and intangible assets based on their estimated fair values as of the closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill acquired is not deductible for tax purposes. The estimated fair value of income taxes was based on provisional estimates and assumptions at the acquisition date. Based on new information available about facts and circumstances that existed as of the acquisition date, we have further adjusted the recognition of income taxes as of that date. The preliminary estimate of income taxes assumed in connection with the acquisition, and the subsequent change in valuation estimates made in the fourth quarter are presented in the following table. These adjustments to the provisional amounts previously recorded for income taxes were made retrospectively to the acquisition date. As a result of the revised provisional estimated fair value, the excess of the purchase price over the fair value of the net assets acquired of $26,485 was recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2012.

Under the purchase method of accounting, the total purchase price is allocated to Allos’ net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in our consolidated balance sheet is as follows: ($ in 000’s):

	Provisional Estimated Fair Value	Subsequent Change in Valuation Estimate	Revised Fair Value
Cash	$71,940	$—	$71,940
Accounts receivable	6,835	—	6,835
Related party receivable	10,482	—	10,482
Inventory	2,246	—	2,246
Other current assets	1,527	—	1,527
Fixed assets	913	—	913
FOLOTYN distribution rights – US & Canada	118,400	—	118,400
FOLOTYN license with Mundipharma	27,900	—	27,900
Goodwill	27,550	(1,065)	26,485

Total assets acquired	267,793	(1,065)	266,728

Accounts payable & accrued liabilities	25,716	—	25,716
Mundipharma R&D expense liability	12,300	—	12,300
Deferred payment contingency	2,200	—	2,200
Deferred tax liabilities, net	22,373	(1,065)	21,308

Total liabilities assumed	62,589	(1,065)	61,524

Net assets acquired	$205,204	$—	$205,204

The acquired intangible assets consisted of developed technology for approved indications of currently marketed products. The acquired intangible assets principally relate to the FOLOTYN® distribution rights in the United States and Canada. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

	Fair Value of Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period
In-process research and development—FOLOTYN® Distribution Rights	$118,400	(1)
FOLOTYN® License & Distribution Agreement with Mundipharma	27,900	10 years

Total identifiable intangible assets	$146,300

(1)	Acquired in-process research and development (“IPR&D) is an intangible asset classified as an indefinite-lived until the completion or abandonment of the associated R&D effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. Intangible IPR&D is not amortized during the period that it is considered indefinite-lived but rather tested for impairment.

Included in amortization of purchased intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2012 is $895,000 related to the amortization of these intangibles.

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

The goodwill recorded as part of the acquisition of Allos includes benefits that we believe will result from combining the operations of Allos with the operations of Spectrum and any intangible assets that do not qualify for separate recognition, as well as future, yet unidentified products. The Allos acquisition will also allow us to gain additional expertise and intellectual property for the next generation of anti-cancer therapeutics, an expanded and complimentary product mix, and an assembled sales force, which we believe supports the amount of goodwill recognized. Goodwill is not amortized and is not deductible for tax purposes.

Deferred tax liabilities, net reflects taxes associated with the acquired in-process research and development and license and distribution intangible assets recognized as part of the acquisition.

The results of operations for the acquisition discussed above are included in the consolidated statements of operations from the acquisition date. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations for year ended December 31, 2012, assume the Allos acquisition had occurred on January 1, 2012 and for the year ended December 31, 2011, assume the acquisition had occurred on January 1, 2011 ($ in 000’s):

	Year Ended
	December 31,
	2012	2011
	(Unaudited)
Total revenues	$299,116	$269,012
Income from continuing operations	$56,309	$21,639
Net income	$64,732	$12,368
Basic net income per share	$1.10	$0.23
Diluted net income per share	$1.00	$0.21

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

Revenues and net income of Allos included in our consolidated statements of operations from the date of acquisition, September 5, 2012 to December 31, 2012, were $20.8 million and $8.0 million, respectively, after a provision for income taxes of $4.5 million.

4. Revolving Line of Credit

In connection with the Allos Acquisition, we entered into a credit agreement on September 5, 2012 or Credit Agreement, with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender. The Credit Agreement provides us with a committed $75 million revolving line of credit facility, or Credit Facility. We may increase the Credit Facility up to $125 million, subject to meeting certain customary conditions and obtaining commitments for such increase from the lenders. The Credit Facility expires on September 5, 2014.

The Credit Facility bears interest at a rate equal to the London Interbank Offer Rate, or LIBOR rate, or the base rate, plus an applicable margin as selected by management (4.25% at December 31, 2012). The applicable margin is as follows:

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

The base rate is subject to a floor that is 100 basis points above the LIBOR rate. The LIBOR rate does not include a floor and, with respect to it, interest periods of 1, 2, 3 and 6 months may be selected. Related interest expense was $489,000 for the year ended December 31, 2012.

We incurred $976,000 in related loan costs and fees, which were deferred and will be amortized using the effective interest method over 24 months, the term of the Credit Facility. Amortization expense included in interest expense in the accompanying consolidated statements of income was $164,000 for the year ended December 31, 2012.

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

On the closing date of September 5, 2012, we drew $50 million on the Credit Facility and used the proceeds to pay a portion of the purchase price for Allos (See Note 3). At December 31, 2012, $75 million was outstanding on the Credit Facility and there no amounts available to borrow. At December 31, 2012, we were in compliance with all financial covenants.

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

5. Commercial and Drug Development Drug Products

We currently market three oncology products, FUSILEV, FOLOTYN and ZEVALIN,. In addition, we have several products in clinical development, primarily including apaziquone which has completed patient enrollment for two Phase 3 clinical trials for bladder cancer and belinostat is being studied under a Special Protocol Assessment, or SPA, in a Phase 2 trial for relapsed or refractory PTCL. The following is a brief description of our key products as of December 31, 2012.

FUSILEV for Injection: FUSILEV is the only commercially available drug containing only the pure active L-isomer of racemic (L and R forms) leucovorin. FUSILEV is currently indicated after high-dose methotrexate therapy in patients with osteosarcoma, and to diminish the toxicity and counteract the effects of impaired methotrexate elimination or inadvertent overdose of folic acid antagonists.

We commercially launched FUSILEV in August 2008 and recorded product sales, net in the accompanying statements of operations of approximately $204.3 million, $153.5 million, and $32.0 million from FUSILEV sales for the years ended December 31, 2012, 2011 and 2010 respectively.

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

In addition, in the event that aggregate net sales of FUSILEV, as defined in the Targent agreement, exceed $40 million and or $100 million during any calendar year, we are to pay to Targent $5 million in cash or the common stock equivalent thereof for each milestone. These milestone payments are in effect only with respect to the first calendar year in which aggregate net sales combined exceed such amount and not with respect to any subsequent calendar year in which aggregate net sales of the products combined exceed such amounts. In connection with the achievement of the first sales milestone of $40 million in May 2011 we issued 577,367 shares of common stock to certain of Targent’s stockholders, as directed by Targent. In September 2011, we achieved the second sales milestone of $100 million and paid $5 million in cash. The aggregate amount capitalized as intangible assets for these two sales milestones aggregated $10.4 million, which are being amortized over the estimated useful life of 8.6 years. Included in cost of products sales expense for the year ended December 30, 2011 is $1.0 million related to the amortization of these milestones.

As of December 31, 2012, we have met all of the contractual milestones related to FUSILEV.

In 2009 we recorded stock-based research and development charges of $185,000 which represents the fair market value of 125,000 shares of our common stock issued in March 2009 as milestone payments to Targent, LLC.

FOLOTYN (pralatrexate injection): In September 2012, we acquired FOLOTYN which is a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. Based on preclinical studies, we believe that FOLOTYN selectively enters cells expressing RFC, a protein that is frequently over expressed on cancer cells compared to normal cells. Once inside cancer cells, FOLOTYN is efficiently polyglutamylated, which makes it less susceptible to efflux-based drug resistance and leads to high intracellular drug retention compared to other antifolates. Inside the cell, FOLOTYN targets the inhibition of DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death. During the period ended December 31, 2012, we recorded product sales, net of $20.8 million from sales of FOLOTYN.

ZEVALIN: ZEVALIN is a prescribed form of cancer therapy called radioimmunotherapy which combines a source of radiation, called a radioisotope, with an antibody.

During the year ended December 31, 2012, 2011 and 2010, we recorded product sales, net of $30.3, $27.6 million and, $29.0 million, respectively from sales of ZEVALIN.

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

As of December 31, 2012, our agreements with ZEVALIN partners included potential future payments for regulatory milestones totaling approximately $15.0 million.

On April 1, 2012, through a subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S. (ZEVALIN Rights) from Bayer Pharma AG or Bayer. Pursuant to the terms of the agreement, Spectrum acquired all rights including marketing, selling, intellectual property and access to existing inventory of ZEVALIN from Bayer. The agreement expanded our commercial efforts to the rest of the world. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. Under the terms of the agreement, Spectrum obtained marketing rights, patents, and access to existing inventory of ZEVALIN from Bayer. In consideration for the rights granted under the agreement, concurrent with the closing, Spectrum paid Bayer a one-time fee of Euro 19 million or approximately USD $25.4 million and will pay Bayer royalties based on a percentage of net sales of the licensed products in all territories worldwide except the U.S. Under the agreement, we also acquired access to existing inventory of ZEVALIN. Concurrent with the closing, we entered into certain ancillary agreements including but not limited to a transition services agreement to transition the business.

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

Pursuant to our revenue recognition policy, we will recognize the up-front payment of $41.5 million over the period of the development work, estimated at 4 to 5 years. As of December 31, 2012, and 2011, we have classified $8.3 million of such amount recorded on the consolidated balance sheet as current portion of deferred revenue.

In December 2009, we completed enrollment of our two Phase 3 pivotal clinical trials enrolling more than 1,600 patients with non-muscle invasive bladder cancer. As per the collaboration agreement with Allergan, we recorded a $1.5 million milestone payment from Allergan. Such amount was received in January 2010.

On January 29, 2013, we entered into a second Amendment to the license, development, supply and distribution agreement with Allergan to reacquire the rights originally licensed to Allergan in the U.S. Europe and other territories in exchange for a tiered single digit royalty on certain products containing Apaziquone, and relieved Allergan of its obligations for development, commercialization and other activities.

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

As of December 31, 2012, we have potential future milestone payments of approximately $207.1 million for the achievement of development, regulatory and sales milestones in connection with certain collaboration agreements. Due to the challenges associated with developing and obtaining approval for pharmaceutical products, there is substantial uncertainty whether any of the future milestones will be achieved. We evaluate whether milestone payments are substantive based on the facts and circumstances associated with each milestone payment.

6. Inventories

Inventories consist of the following:

	December 31,
	2012	2011
	($ in ‘000’s)
Raw materials	$887	$1,213
Work in process	7,302	4,726
Finished goods	6,289	4,823

	$14,478	$10,762

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
	($ in ‘000’s)
Computers and software	$4,540	$1,656
Lab and media equipment	886	886
Office furniture and equipment	1,492	899
Leasehold improvements	2,799	2,798
Assets held under capital lease obligations	146	146

	9,863	6,385
Less accumulated depreciation and amortization	(7,315)	(3,704)

	$2,548	$2,681

Included in accumulated depreciation and amortization is $29,000 and $117,000 of amortization related to assets held under capital lease obligations at December 31, 2012 and 2011, respectively.

8. Intangible Assets and Goodwill

Intangible assets consist of the following ($ in 000’s):

	December 31, 2012
			Foreign Currency Translation		Weighted Average Amortization Period (years)
	Gross Amount	Accumulated Amortization		Net Amount
ZEVALIN intangibles - US	$41,900	$(19,735)	$—	$22,165	6.0
ZEVALIN intangibles–ZEVALIN Rights	23,490	(2,192)	(355)	20,943	9.5
FUSILEV intangibles	16,778	(2,980)	—	13,798	7.0
FOLOTYN license with Mundipharma	27,900	(895)	—	27,005	9.3
FOLOTYN distribution rights - US & Canada	118,400	—	—	118,400	n/a

Total intangible assets	$228,468	$(25,802)	$(355)	$202,311

During the year ended December 31, 2012, ZEVALIN and FOLOTYN intangible amortization of $5.9 million and $895,000, respectively, is included in amortization of purchased intangibles. In addition, during the year ended December 31, 2012, $2.0 million is included in cost of product sales related to FUSILEV milestones.

	December 31, 2011
			Foreign Currency Translation		Weighted Average Amortization Period (years)
	Gross Amount	Accumulated Amortization		Net Amount
FUSILEV intangibles	$16,778	(1,009)	—	15,769	8.0
ZEVALIN intangibles—US	41,900	$(16,015)	$—	$25,885	7.0

Total intangible assets	$58,678	$(17,024)	$—	$41,654

During the year ended December 31, 2011, ZEVALIN intangible amortization of $3.7 million is included in amortization of purchased intangibles. In addition, during the year ended December 31, 2011, $1.0 million is included in cost of goods sold related to FUSILEV Targent milestones achieved in 2011.

Future amortization of intangible assets is as follows ($ in 000’s):

Years Ending December 31
2013	11,495
2014	11,495
2015	11,495
2016	11,495
Thereafter	37,931

$83,911

Goodwill

Changes in the carrying amount of goodwill through December 31, 2012 were as follows:

December 31, 2012
($ in ‘000’s)
Balance at December 31, 2011	$—
Acquisition of ZEVALIN Rights	2,525
Acquisition of Allos	26,485
Foreign exchange translation effects	(37)

$28,973

9. Accounts Payable and Other Accrued Obligations

Accounts payable and other accrued obligations consist of the following:

	December 31,
	2012	2011
	($ in ‘000’s)
Trade payables	$34,352	$9,805
Allowance for rebates	11,023	8,114
Accrued product royalty	12,275	11,003
Allowance for returns	5,056	4,000
Accrued data and distribution fees	8,449	5,866
Accrued GPO administrative fees	2,650	2,562
Inventory management fee	3,050	1,380
Accrued income taxes	470	1,409
Allowance for chargebacks	15,153	950
Other accrued obligations	2,819	9,682

	$95,297	$54,771

10. Income Taxes

The components of income (loss) before provision for income taxes are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	($ in ‘000’s)
United States	$81,215	$52,420	$(48,868)
Foreign	(2,235)	(199)	(19)

Total	$78,980	$52,221	$(48,887)

The provision/(benefit) for income taxes consist of the following:

	For the Years Ended December 31,
	2012		2011	2010
	($ in ‘000’s)
Current:
Federal	$15,889		$1,255	$(128)
State	3,364		2,449	82
Foreign	—		—	3

	$19,253		$3,704	$(43)
Deferred:
Federal	(24,765)		—	—
State	(10,053	) )	—	—
Foreign	—		—	—

Total	$(15,565)		$3,704	$(43)

The income tax provision/(benefit) differs from that computed using the federal statutory rate applied to income before taxes as follows:

	2012	2011	2010
	($ in ‘000’s)
Tax provision (benefit) computed at the federal statutory rate	$27,642	$17,755	$(16,658)
State tax, net of federal benefit	2,394	2,847	(2,082)
Expired tax attributes	—	385	32,236
Research credits	(2,129)	(1,464)	(406)
Benefits from credit study	(4,148)	—	—
Common stock warrant liability	—	1,186	(928)
Transaction costs	1,497	—	—
Officers compensation	2,908	3,801	572
Stock based compensation	134	1,676	1,397
Permanent items and other	2,870	2,039	976
Domestic manufacturing deduction	(1,262)	—	—
Tax differential on foreign earnings	382	—	—
Change in tax rate	338	—	—
Valuation allowance	(46,191)	(24,521)	(15,150)

Income tax provision (benefit)	$(15,565)	$3,704	$(43)

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the expected tax benefit resulting from such reinstatement for 2012 will not be reflected in our estimated annual effective tax rate until 2013.

Significant components of our deferred tax assets as of December 31, 2012 and 2011 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets has not met the more likely than not threshold.

	2012	2011
	($ in ‘000’s)
Deferred tax assets:
Net operating loss carry forwards	$45,391	$9,483
Research credits	1,155	7,766
Stock based compensation	2,896	5,333
Deferred revenue	4,596	9,329
Development costs	5,298	—
Depreciation and amortization differences	—	13,437
Returns and allowances	7,889	1,877
Other, net	6,021	91

Total deferred tax assets before valuation allowance	73,246	47,316
Valuation allowance	(22,819)	(47,316)

Total deferred tax assets	50,427	—
Deferred tax liabilities:
Depreciation and amortization differences	(37,130)	—

Net deferred tax	$13,297	$—

At December 31, 2012 and 2011, we recorded a valuation allowance of $22.8 million and $47.3 million, respectively. The valuation allowance decreased by $46.2 million and $24.5 million during 2012 and 2011, respectively, as a result of operating income we recorded. The valuation allowance increased by $21.7 million during 2012 as a result of deferred tax assets recorded in connection with the acquisition of Allos.

Based on our historical pre-tax earnings, we believe it is more likely than not that we will realize the benefit of the existing deferred tax assets at December 31, 2012. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income; however, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

At December 31, 2012, we had federal and state net operating loss carry forwards of approximately $117.4 million and $133.7 million, respectively. We have approximately $0.9 million of foreign loss carry forwards that began to expire in 2012. The federal and state loss carry forwards begin to expire in 2018 and 2016, respectively, unless previously utilized. At December 31, 2012, we had federal and state tax credits of approximately $1.0 million and $1.7 million, respectively. The federal tax credit carryovers begin to expire in 2021 unless previously utilized. The state research and development credits have an indefinite carryover period. As a result of the prior ownership changes, the utilization of certain net operating loss and research and development tax credit carryforwards including those acquired in connection with the acquisition of Allos are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state provisions. Any net operating losses or credits that would expire unutilized as a result of Section 382 and 383 limitations have been removed from the table of deferred tax assets and the accompanying disclosures of net operating loss and research and development carryforwards.

Accounting guidance clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized.

The following tabular reconciliation summarizes activity related to unrecognized tax benefits:

	2012	2011	2010
	($ in ‘000’s)
Balance at Beginning of year	$2,256	$1,697	$—
Adjustments related to prior year tax positions	665	5	1,310
Increases related to current year tax positions	1,304	554	387
Decreases due to settlements	(434)	—	—
Decreases related to prior year tax positions	(1,192)	—	—

Balance at end of year	$2,599	$2,256	$1,697

During 2012, we continue to believe that our tax positions meet the more likely than not standard required under the recognition phase of the authoritative guidance. However, we consider the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above.

Approximately $2.5 million, $169,000 and $42,000 of the total unrecognized tax benefits as of December 31, 2012, 2011 and 2010, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2008. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations and are not material.

The internal revenue service is currently examining 2010. No material issues have been identified to date.

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

11. Mundipharma Agreements

As the result of Allos becoming our wholly owned subsidiary effective September 5, 2012, on a consolidated basis assumed obligations under a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agree to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time. Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories. Pursuant to the terms of the agreement, we may receive potential regulatory milestone payments of up to $11.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million. All of the remaining potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met. We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

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

As part of the Mundipharma Agreements, we are obligated to perform research and development services related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed below. The related deferred development cost of $12.3 million was recorded as its fair value as of September 5, 2012, using the discounted cash flow method of the income approach. The assumptions included internal estimates of research and development personnel needed to perform the research and development services; and estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed, approximately through 2022 for the research and development obligations. We will reevaluate the measurement of this liability at each subsequent reporting date. The change in measurement will be recorded to research and development expense.

Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% upon the later of (i) the calendar quarter of the first approval of FOLOTYN in the EU for relapsed or refractory PTCL or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The “development cost differential” is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share. To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019. We record the joint development cost reimbursements received from Mundipharma as research and development in the statement of operations; and we record the full amount of our joint development costs as research and development expense. Research and development for the year ended December 31, 2012 includes $407,000 related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of December 31, 2012, the development cost differential was $712,000 and our contingent payment obligation related to the development cost differential was approximately $14.3 million. As part of the purchase accounting for the Allos Acquisition discussed in Note 3, we recorded this liability at its fair value of $2.2 million as deferred payment contingency on the consolidated balance sheet which was revalued to $2.3 million at December 31, 2012. We will reevaluate the measurement of this liability at each subsequent reporting date. The change in measurement will be recorded to research and development expense.

We will perform the research and development services under the Mundipharma Collaboration Agreement over the period required to complete the jointly agreed-upon clinical development activities, which we estimate to be approximately through 2022 based on our projected clinical trial enrollment and patient treatment-related follow up time periods, with no general right of return.

As of December 31, 2012, accounts receivable related to the Mundipharma Agreements totaled $325,000. As of December 31, 2012, deferred amounts related to the Mundipharma Agreements consisted of ($ in 000’s):

December 31,
2012
Deferred development cost liability, current portion	$856

Deferred development cost liability, less current portion	$11,377
Deferred payment contingency	2,287

$14,520

As discussed in Note 3, we recorded an intangible asset, FOLOTYN license and distribution agreement with Mundipharma totaling $27.9 million to be amortized over approximately 10 years. Included in amortization of purchased intangible assets in the accompanying statement of operations for the year ended December 31, 2012 is $895,000 related to the amortization of this intangible.

12. Commitments and Contingencies

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

As part of our Irvine facility lease renewal in 2009, the landlord agreed to contribute up to approximately $1.5 million toward the cost of tenant improvements. The tenant improvements were completed in 2010 at an aggregate cost of approximately $1.4 million, of which, $451,000 is being financed. This landlord contribution is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. We also lease small administrative offices in Colorado, New Jersey, Westlake Village, Tokyo, Japan and Mumbai, India.

We have acquired certain furniture, fixtures and equipment under capital leases that are payable in various scheduled monthly installments through December 2012.

Future minimum lease payments are as follows:

Year ending December 31,	Operating Leases ($ in ‘000’s)
2013	$1,044
2014	845
2015	799
2016	374

$3,062

Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $875,000, $601,000, and $640,000, respectively.

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

ZEVALIN licensing and development in the United States

In December 2008, we acquired rights to commercialize and develop ZEVALIN in the United States as the result of a transaction with Cell Therapeutics , Inc. (“CTI”). Pursuant to the transfer of the ZEVALIN assets from CTI to to a joint venture, RIT Oncology LLC (“RIT”), in December 2008, RIT assumed certain agreements with various third parties related to ZEVALIN intellectual property. These currently effective agreements relate to the manufacture, use and sale of ZEVALIN in the United States and include (i) a license from Biogen, (ii) a license-back to Biogen Idec, Inc. (“Biogen”) for limited uses including fulfillment of a supply obligation to CTI, (iii) a sublicense from Biogen to certain ZEVALIN patents held by Genentech, Inc., (iv) a sublicense from Biogen to certain ZEVALIN patents held by GlaxoSmithKline and Glaxo Group Limited, and (v) a sublicense from Biogen to certain ZEVALIN patents held by Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and GlaxoSmithKline.

In accordance with the terms of such agreements, RIT is required to meet specified payment obligations including a commercial milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the United States, which has not been met, as well as U.S. net sales-based royalties of low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa Corporation. Such agreements generally continue until the last to expire of the licensed patents unless earlier terminated in accordance with the terms of the agreement for bankruptcy or material breaches that remain uncured. The patents that are subject to the agreements expire between 2014 and 2019.

Asset Purchase Agreement between CTI and Biogen, ZEVALIN U.S.

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

Supply Agreement between Biogen and CTI, ZEVALIN U.S.

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

License and Asset Purchase Agreement with Bayer Pharma, ZEVALIN U.S.

On April 1, 2012, through a subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S., referred to as the ZEVALIN Ex-US Rights, from Bayer Pharma AG, or Bayer. Pursuant to the terms of the agreement, Spectrum acquired all rights including marketing, selling, intellectual property and access to existing inventory of ZEVALIN from Bayer. We currently market ZEVALIN in the U.S. and this agreement expands our commercial efforts to the rest of the world. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. In consideration for the rights granted under the agreement, concurrent with the closing, Spectrum paid Bayer a one-time fee of Euro 19 million or US $25.4 million and will pay Bayer royalties based on a mid-teen digits percentage of net sales of the licensed products in all territories worldwide except the U.S., with specific rates subject to confidential treatment pursuant to an order by the SEC. Under the agreement, we also acquired access to existing inventory of ZEVALIN and concurrent with the closing, entered into certain ancillary agreements including but not limited to a transition services agreement to transition the business. Unless earlier terminated, the term of the agreement continues until the expiration of our royalty payment obligations which, in turn, run until the last-to-expire patent covering the sale of a licensed product in the relevant country or fifteen (15) years from the date of first commercial sale of the licensed product in such country, whichever is longer. This agreement may be terminated in the event of a material default, which is defined to include: (i) our failure to timely pay royalty payments under this agreement or payments under certain related agreements; (ii) our insolvency; and (iii) our breach and the resulting termination of an Amended and Restated License Agreement between Biogen and Bayer, dated as of January 16, 2012.

Amended and Restated License Agreement with Merck & Cie AG, FUSILEV.

In May 2006, we amended and restated a license agreement with Merck & Cie AG, a Swiss corporation, which we assumed in connection with the acquisition of the assets of Targent. Pursuant to the license agreement with Merck & Cie, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how related to FUSILEV to develop, make, and have made, use, sell and have sold FUSILEV in the field of oncology in North America. In addition, we have the right of first opportunity to negotiate an exclusive license to manufacture, have manufactured, use and sell FUSILEV products outside the field of oncology in North America. Also, under the terms of the license agreement, we paid Merck & Cie $100,000 for the achievement of FDA approval of an injectable form of FUSILEV. Merck & Cie is also eligible to receive a $200,000 payment upon achievement of FDA approval of an oral form of FUSILEV, in addition to royalties in the mid-single digits based on a percentage of net sales. The term of the license agreement is determined on a product-by-product and country-by-country basis until royalties are no longer owed under the license agreement. The license agreement expires in its entirety after the date that we no longer owe any royalties to Merck & Cie. We have the unilateral right to terminate the license agreement, in its entirety or on a product-by-product or country-by-country basis, at any time for any reason and either party may terminate the license agreement due to material breach of the terms of the license agreement by or insolvency of the other party.

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

License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute, FOLOTYN

In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary effective September 5, 2012, on a consolidated basis we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, net of actual rebates, chargebacks and returns, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. For purposes of the FOLOTYN License Agreement, annual worldwide sales consists of our distributor sales and annual net sales of FOLOTYN in the Mundipharma Territories, as reported to us under the Mundipharma Collaboration Agreement, if and when such sales occur in the Mundipharma Territories. Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million. For the year ended December 31, 2012, our royalties were 8% of our net distributor sales. As of December 31, 2012, accrued royalties were $1.2 million and are included in accounts payable and accrued obligations on the consolidated balance sheet.

Exclusive Development and Commercialization Collaboration Agreement with Allergan

In October 2008, we signed an exclusive development and commercialization collaboration agreement with Allergan for apaziquone. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable $41.5 million at closing and is obligated to make additional payments based on the achievement of certain development, regulatory and commercialization milestones. Under the terms of the original agreement, we were entitled to payment of $57.5 million and $245 million upon achievement of certain regulatory and commercialization milestones, respectively, of which $1.5 million has been achieved following completion of enrollment in clinical trials, per the terms of the license, development, supply and distribution agreement. Also, Allergan agreed to pay us tiered royalties starting in the mid-teens based on a percentage of net sales of apaziquone outside of the U.S. and Asia, which specific rates are subject to confidential treatment pursuant to an order by the SEC.

On January 29, 2013, we entered into a second Amendment to the license, development, supply and distribution agreement with Allergan to reacquire the rights originally licensed to Allergan in the U.S. Europe and other territories in exchange for a tiered single digit royalty on certain products containing Apaziquone, and relieved Allergan of its obligations for development, commercialization and other activities.

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

Under the terms of the agreement, all development, including studies, will be conducted under a joint development plan and in accordance with a mutually agreed upon target product profile provided that we have final decision-making authority for all developmental activities in North America and India (and China upon exercise of the option for China) and TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. We have agreed to assume all responsibility for and future costs of the ongoing registrational PTCL trial. We and TopoTarget will conduct future planned clinical trials pursuant to the joint development plan, of which we will fund 70% of the development costs and TopoTarget will fund 30% of the development costs. We and TopoTarget will each pay 50% of the costs for chemical, pharmaceutical and other process development related to the manufacturing of the product that are incurred with a mutually agreed upon budget in the joint development plan. TopoTarget is responsible for supplying us with both clinical and commercial product.

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

The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory with certain provisions surviving, unless earlier terminated in accordance with its terms. Spectrum may terminate the agreement at its election upon one hundred eighty (180) days notice to TopoTarget. Generally, Spectrum may also terminate immediately upon a prohibition on the use of the subject product or clinical hold by the FDA. TopoTarget may also terminate immediately in the event of a challenge (without TopoTarget's consent) by Spectrum of the patents that cover the product. Either party may terminate the agreement upon a bankruptcy by the other party, or in the event of an uncured material breach by the other party.

Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company, SPI-2012

In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. In consideration for the rights granted to us under the co-development and commercialization agreement with Hanmi, we paid Hanmi a fee which is included in research and development expense in the accompanying consolidated financial statements because the technology has not yet achieved regulatory approval. We expect to initiate Phase 2 trials in collaboration with Hanmi in 2012. Under the terms of the agreement, we will share the costs and expenses of the study although we will have primary responsibility for them. If SPI-2012 is ultimately commercialized by us, we will have worldwide rights except for Korea, China and Japan upon payment of fees and milestone payments related to further development, regulatory approvals and sales targets.

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

Employment Agreements

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

We have also entered into an employment agreement with Joseph Keller, our Executive Vice President and Chief Operating Officer, dated August 28, 2012. Pursuant to the terms of the agreement, Mr. Keller’s employment is “at-will,” for no specified term, and may be terminated by Mr. Keller or Spectrum at any time for any reason or for no reason. The employment agreement requires Mr. Keller to devote his full working time and effort to Spectrum’s business and affairs during the term of the agreement. The employment agreement provides for an annual base salary of $525,000, an annual bonus of up to 50% of his base salary, and certain equity awards. Additionally, the employment agreement provides Mr. Keller with reimbursement of up to $3,500 per month for reasonable and necessary travel and temporary living expenses during his relocation period (up to six months) and a one-time relocation bonus of $30,000.

Litigation

We are involved with various legal matters arising in the ordinary course of our business that are complex in nature and have outcomes that are difficult to predict. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows or financial condition.

FUSILEV ANDA Litigation

On January 20, 2012 and February 17, 2012, respectively, we filed suit against Sandoz Inc. and Innopharma Inc, respectively following Paragraph IV certifications in connection with their filing separate Abbreviated New Drug Applications or ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court, for the Districts of Nevada and Delaware and seeking to enjoin the approval of their ANDAs plus recovery of our fees and costs incurred in such matters. While we believe our patent rights are strong, the ultimate outcome of these cases is uncertain.

AMAG Merger Transaction Class Action Lawsuits

On July 19, 2011, Allos entered into an Agreement and Plan of Merger and Reorganization, or AMAG Merger Agreement, with AMAG Pharmaceuticals, Inc., or AMAG, and Alamo Acquisition Sub, Inc., as amended on August 8, 2011. On October 21, 2011, the AMAG Merger Agreement was terminated. In July 2011, two lawsuits were filed in the Delaware Court of Chancery relating to the proposed merger between Allos and AMAG, which two cases were later consolidated as In Re Allos Therapeutics, Inc. Shareholders Litigation, Consolidated C.A. No. 6714-VCN. Following announcement of the proposed merger between Allos and Spectrum, the consolidated case became one of the Allos Transaction Class Action Lawsuits discussed below and part of the settlement memorialized in the memorandum of understanding dated May 7, 2012. On February 11, 2013, as part of the consolidated settlement of the cases discussed below, the AMAG litigation was settled and dismissed

Allos Transaction Class Action Lawsuits

On April 9, 2012, a putative class action lawsuit captioned Radmore, et al. v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB, was filed in the United States District Court for the District of Colorado, or the Radmore Complaint. The Radmore Complaint named as defendants Allos Therapeutics, the members of the Allos board of directors, as well as Spectrum. The plaintiffs alleged that Allos directors breached their fiduciary duties to their stockholders in connection with the proposed merger between Allos and Spectrum, and were aided and abetted by Allos and Spectrum. The Radmore Complaint alleged that the Merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices, and that the defendants entered into the transaction to benefit themselves personally. The Radmore Complaint sought injunctive relief, including to enjoin the Merger, attorneys’ and other fees and costs, and other relief. On April 12, 2012, a putative class action lawsuit captioned Keucher v. Berns, et al., C.A. No. 7419, was filed in the Delaware Court of Chancery, alleging similar violations. On April 20, 2012, an Amended Class Action Complaint was filed in the Delaware Court of Chancery in the matter captioned Keucher v. Berns, et al., C.A. No. 7419-VCN, adding allegations that the Solicitation/Recommendation Statement on Schedule 14D-9, or the Schedule 14D-9, filed by us with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures.

On May 7, 2012, the parties to all three actions executed a memorandum of understanding (“MOU”) containing the terms for an agreement-in-principle to resolve all litigation. The MOU provided that the defendants would agree to make certain supplemental disclosures in an amended Schedule 14D-9 and that the parties would use their best efforts to agree upon, enter, and present to the Delaware Chancery court a formal stipulation of settlement. The MOU provides for an award to plaintiffs’ counsel of $850,000 for their fees and expenses but did not include any payment to stockholders. The parties completed confirmatory discovery on July 18, 2012 and filed a stipulation and agreement of compromise and settlement in the Delaware court on November 8, 2012. On February 11, 2013, the Delaware court approved the settlement, including the payment of $850,000 to counsel for the stockholders, entered final judgment and dismissed the cases.

13. Stockholder’s Equity

Authorized Stock

On July 6, 2006, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 50,000,000 shares to 100,000,000 shares. The amendment was filed with the Delaware Secretary of State on July 7, 2006. Further, on December 13, 2010, we filed the Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock with the Delaware Secretary of State which authorized 1,500,000 shares to be designated as Series B Junior Participating Preferred Stock. On June 13, 2011, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 shares to 175,000,000 shares. The amendment was filed with the Delaware Secretary of State on June 24, 2011. As of December 31, 2012, we also had 5,000,000 shares of preferred stock authorized, of which 1,500,000 shares were designated as Series B Junior Participating Preferred Stock and 2,000 shares were designated as Series E Voting Convertible Preferred Stock.

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

Series E Preferred Stock

In September 2003, we received gross cash proceeds of $20,000,000 in exchange for the issuance of 2,000 shares of our Series E Convertible Voting Preferred Stock, or the Series E Preferred Stock, convertible into 4,000,000 shares of common stock, and warrants, exercisable for five years, to purchase up to a total of 2,800,000 shares of our common stock at an exercise price of $6.50 per share. As of December 31, 2012 and 2011, 20 and 26 shares of Series E Preferred Stock, convertible into 40,000 and 52,000 shares of common stock, respectively, and none of the related warrants, were outstanding. No dividends are payable on the Series E Preferred Stock. Pursuant to certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock, we have the option to redeem all of the unconverted Series E Preferred Stock outstanding at the end of a 20-day trading period if, among other things, in that period our common stock trades above $12.00 per share.

In the event we are the subject of any voluntary or involuntary liquidation, dissolution or winding up, before any distribution of our assets shall be made to the common stockholders, the holders of the Series E Preferred Stock shall be entitled to receive a liquidation preference in an amount equal to 120% of the stated value per share plus any declared and unpaid dividends thereon.

Treasury Stock

On August 10, 2012, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock through August 1, 2013. The previous authorization was for up to $25 million and covered the period through December 31, 2012. During the year ended December 31, 2012, we repurchased 740,000 shares of our common stock for a purchase price of $9.1 million bringing the aggregate purchases to date to $12.0 million or 1,103,055 shares. There were no repurchases of our common stock during the year ended December 31, 2011. In August and December 2012, we retired 1,093,055 and 10,000 shares of treasury stock, respectively. At December 31, 2012, all treasury shares were retired.

Other Equity Transactions

Pursuant to the terms of the April 2006 asset purchase agreement with Targent, LLC, upon achievement of certain regulatory and sales milestones Targent is eligible to receive payments in the form of shares of our common stock and/or cash. At our option, cash payments specified in the agreement may be paid in shares of our common stock having a value determined as provided in the asset purchase agreement, equal to the cash payment amount. During the three years ended December 31, 2012, we issued shares of common stock, for achievement of certain regulatory and sales achievement milestones, as follows. The fair value of the stock issued in March 2009 was recorded as stock-based research and development expense for the period in which the milestone was achieved. The fair value of the stock issued in 2011 is capitalized as an intangible asset on the accompanying consolidated balance sheet and is being amortized over the estimated useful life.

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

Dividends

On December 11, 2012, we announced that our Board of Directors declared a special dividend of $0.15 per share of our common stock payable on December 28, 2012 to our stockholders of record at the close of business on December 20, 2012. Such amount aggregated $9.0 million. Future special cash dividends will be at the discretion of the Board of Directors.

Common Stock Reserved for Future Issuance

As of December 31, 2012, approximately 15.8 million shares of common stock were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Conversion of Series E preferred shares	40,000
Exercise of stock options	10,399,265
Exercise of warrants	395,000
Employee stock purchase plan shares reserved for issuance	4,611,095
Long-term retention and management incentive plan shares reserved for issuance	346,500

Total shares of common stock reserved for future issuances	15,791,860

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through December 2015. A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2009	11,028,919	$6.52
Issued	275,000	5.59
Repurchased	(180,000)	5.16
Expired	(6,931,607)	6.55

Outstanding — December 31, 2010	4,192,312	6.45
Exercised	(3,747,312)	6.62

Outstanding — December 31, 2011	445,000	5.04
Exercised	(50,000)	1.79

Outstanding — December 31, 2012	395,000	$5.45

Exercisable — December 31, 2012	395,000	$5.45

The following table summarizes information with respect to warrants outstanding and exercisable at December 31, 2012:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.51 - 5.00	75,000	2.5	$3.82	75,000	$3.82
$5.01 - 6.00	120,000	0.7	$5.13	120,000	$5.13
$6.01 - 7.00	200,000	3.0	$6.26	200,000	$6.26

	395,000			395,000

14. Share-Based Compensation

Stock Options

We have three stock incentive plans: the 1997 Stock Incentive Plan, or the 1997 Plan, the 2003 Amended and Restated Incentive Award Plan, or the 2003 Plan and the 2009 Incentive Award Plan, or the 2009 Plan which was approved by our stockholders in June 2009 (collectively, the “Plans”). The 2003 Plan authorizes the grant of incentive awards, including stock options, for the purchase of up to a total of 10,000,000 shares. Subsequent to the adoption of the 2009 Plan, no new options have been granted pursuant the 2003 Plan or 1997 Plan. The Board and the stockholders approved 10,000,000 shares of common stock available for issuance under the 2009 Plan. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the 2009 Plan shall increase by the greater of (i) 2,500,000 and (ii) a number of shares such that the total number of shares of common stock available for issuance under the Plan shall equal 30% of the then number of shares of common stock issued and outstanding. As of December 31, 2012, approximately 7.0 million incentive awards were available for grant under the 2009 Plan.

During each of the three years in the period ended December 31, 2012, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected life (years)	4.50	4.93	4.93
Risk-free interest rate	0.34% - 0.51%	0.82%-2.4%	1.04-2.75%
Volatility	64.2% - 73.6%	55.8%	70.7%
Dividend yield	0%	0%	0%

The expected option life assumption is estimated based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options. The expected volatility is based on the historical volatility of our stock commensurate with the expected life of the stock-based award. We do not anticipate paying dividends on the common stock in the foreseeable future.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding — December 31, 2009	7,945,245	4.04
Granted (weighted-average fair value of $2.87 per share)	3,350,070	4.26
Exercised	(1,135,340)	3.21
Forfeited	(1,347,786)	4.04
Cancelled	(415,095)	5.45

Outstanding — December 31, 2010	8,397,094	4.17
Granted (weighted-average fair value of $2.65 per share)	3,622,150	7.92
Exercised	(1,126,257)	4.07
Forfeited	(547,479)	4.81
Expired	(159,987)	5.17

Outstanding — December 31, 2011	10,185,521	$5.46
Granted (weighted-average fair value of $6.20 per share)	1,821,915	11.57
Exercised	(1,287,430)	4.52
Forfeited	(316,825)	7.93
Expired	(3,916)	7.69

Outstanding — December 31, 2012	10,399,265	$6.57	7.2	$48,875,253

Vested (exercisable) — December 31, 2012	6,718,117	$5.34	6.3	$39,409,542

Unvested (unexercisable) — December 31, 2012	3,681,148	$8.82	8.8	$9,465,711

(1)	Aggregate intrinsic value represents the difference between the exercise price of the option and the closing market price of the common stock on December 31, 2012, which was $11.19 per share.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2012:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.92 – 3.15	1,463,108	4.8	$2.14	1,459,594	$2.14
$3.55 – 4.95	2,317,175	6.4	$4.29	1,743,145	$4.31
$5.05 – 6.90	3,000,125	6.5	$6.27	2,321,076	$6.12
$7.00 – 8.99	1,656,963	8.4	$8.28	838,432	$8.29
$9.00 – 16.32	1,961,894	9.8	$11.59	355,870	$11.40

	10,399,265			6,718,117

As of December 31, 2012, there was unrecognized compensation expense of $12.7 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.3 years.

Restricted Stock

A summary of restricted stock activity is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested — December 31, 2009	353,125	2.32
Granted	390,000	4.48
Vested	(261,500)	3.58
Forfeited	(122,125)	1.87

Non-vested — December 31, 2010	359,500	3.96
Granted	1,781,000	12.48
Vested	(1,104,025)	12.33
Forfeited	(83,950)	4.78

Non-vested — December 31, 2011	952,525	10.11
Granted	586,639	11.76
Vested	(472,160)	10.26
Forfeited	(32,400)	9.57

Non-vested — December 31, 2012	1,034,604	$11.00

The fair value of restricted stock awards is the quoted market price of our stock on the grant date, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.

	2012	2011	2010
Stock-based charge in connection with the expensing of restricted stock awards	$6.5 million	$4.1 million	$974,000

As of December 31, 2012, there was approximately $7.4 million of unrecognized stock-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 2.42 years.

401(k) Plan Matching Contribution

We issued shares of common stock as a 401(k) match of employee contribution as follows:

	2012	2011	2010
Shares of common stock issued	56,254	65,889	136,121
Match contribution value	$691,000	$593,000	$598,000

Employee Stock Purchase Plan

Effective July 2009, we adopted the 2009 Employee Stock Purchase Plan, or Purchase Plan. The Purchase Plan provides our eligible employees with an incentive by providing a method whereby they may voluntarily purchase shares of our common stock upon terms described in the Purchase Plan. The Purchase Plan is designed to be operated on the basis of six consecutive month offering periods commencing January 1 and July 1 of each year. The Purchase Plan provides that eligible employees may authorize payroll deductions to purchase shares of our common stock at 85% of the fair market value of common stock on the first or last day of the applicable purchase period. A participant may purchase a maximum of 50,000 shares of common stock during a six-month offering period, not to exceed $25,000 worth of stock on the offering date during each plan year. The Purchase Plan terminates in 2019.

A total of 5,000,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of December 31, 2012, 388,905 shares have been issued under the Purchase Plan. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the Purchase Plan shall increase by an amount equal to the lesser of (i) 1,000,000 shares or (ii) an amount determined by the Purchase Plan Administrator. However, in no event shall the number of shares of common stock available for future sale under the Purchase Plan exceed 10,000,000 shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.

The Purchase Plan replaces our 2001 Employee Stock Purchase Program, which was terminated by the Board effective June 26, 2009. Total Purchase Plan stock based compensation expense for the years ended December 31, 2012, 2011 and 2010 was 233,000, $249,000 and $230,000, respectively.

15. Long-term Retention and Management Incentive Plan

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

The fair value of these equity awards was determined to be approximately $8.1 million and will be amortized over the respective Service Life. Included in selling, general and administrative expense was $631,000 and $7.5 million of compensation expense for the year ended December 31, 2012 and 2011, respectively.

On December 23, 2011, we achieved the Initial Capitalization Target which resulted in stock awards under the Plan as follows: (A) Rajesh C. Shrotriya, M.D., our Chief Executive Officer, was awarded 520,000 shares of our common stock, and (B) each of James E. Shields, our former Chief Commercial Officer, and Brett L. Scott, our Acting Chief Financial Officer, were awarded 86,500 shares of our common stock. The shares of stock were issued under our 2009 Incentive Award Plan, as amended. In connection with the issuance of the common stock, we repurchased 266,438 shares aggregating $4.0 million to satisfy minimum tax withholdings which were simultaneously retired. At December 31, 2012, no amounts remained outstanding.

16. Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan or the Plan. The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The Plan will be administered by our Compensation Committee or a designee or designees of the Compensation Committee. The Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including management, as selected by the Plan administrator referred to as the Participants. Under the Plan, we will provide the Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Plan administrator, and we have the option to make discretionary contributions. During the year ended December 31, 2012 and 2011, our match on the contributions of our employees was approximately $545,000 and $475,000, respectively.

17. Gross to Net Product Sales

A reconciliation of gross to net product sales for the years ended December 31, 2012, 2011and 2010 is as follows:

	2012	2011	2010
	($ in ‘000’s)
Gross product sales	$383,817	$220,670	$83,598
Government rebates, commercial rebates and chargebacks	(91,059)	(22,190)	(15,490)
Data, distribution and GPO fees	(32,793)	(11,637)	(1,650)
Prompt pay discount	(4,814)	(4,086)	(1,448)
Product returns allowance	(159)	(2,094)	(4,089)

Product sales, net	$254,992	$180,663	$60,921

18. Quarterly Financial Data (Unaudited)

A summary of quarterly financial data (unaudited) is as follows ($ in 000’s except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2012
Total revenues	$59,859	$68,702	$69,042	$70,104
Operating income	$23,103	$22,562	$22,756	$11,403
Net income	$46,542	$18,070	$21,312	$8,621
Net income per share, basic	$0.80	$0.31	$0.36	$0.15
Net income per share, diluted	$0.71	$0.29	$0.33	$0.13
Year ended December 31, 2011
Total revenues	$43,598	$45,362	$51,024	$52,979
Operating income	$17,507	$9,917	$18,050	$9,658
Net income	$12,777	$7,204	$20,255	$8,281
Net income per share, basic	$0.25	$0.14	$0.38	$0.15
Net income per share, diluted	$0.23	$0.12	$0.34	$0.13

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

2.2#	Purchase and Formation Agreement, dated as of November 26, 2008, by and among the Registrant, Cell Therapeutics, Inc. and RIT Oncology, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2008, and incorporated herein by reference.)

2.3#	Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2009, and incorporated herein by reference.)

2.4#	License and Asset Purchase Agreement between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG, dated January 23, 2012. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on April 27, 2012, and incorporated herein by reference.)

2.5	Agreement and Plan of Merger, dated as of April 4, 2012, by and among the Registrant, Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement. (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended through June 24, 2011. (Filed as Exhibit 3.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2012, and incorporated herein by reference.)

4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

4.2	Registration Rights Agreement, dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.3	Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of April 20, 2006, by and among the Registrant and Targent, Inc. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2006, and incorporated herein by reference.)

10.1	Sublease Agreement, dated as of December 2, 2010, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.2	First Amendment to Sublease Agreement, dated November 16, 2011, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.2 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

10.3	Industrial Lease Agreement, dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

Exhibit No.	Description

10.4	Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.6	Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

10.7*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10.8*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10.9*	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

10.10+	Second Amendment to Sublease Agreement, dated November 12, 2012, between the Registrant and Del Webb Corporation.

10.11*	Third Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)

10.12*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.13*	Long-Term Retention and Management Incentive Plan. (Filed as Exhibit 10.36 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.14*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

10.15*	Executive Employment Agreement by and between the Registrant and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.16*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.17#	License, Development, Supply and Distribution Agreement, dated October 28, 2008, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.33 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.18#	Amendment to License, Development, Supply and Distribution Agreement, dated June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.37 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.19*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

Exhibit No.	Description

10.20*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.21	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.22*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.23*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012). (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.24*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.25#	License Agreement, dated November 6, 2009, by and between the Registrant and Nippon Kayaku Co., Ltd. (Filed as Exhibit 10.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.26#	License and Collaboration Agreement, dated February 2, 2010, by and between the Registrant and TopoTarget A/S. (Filed as Exhibit 10.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.27	Asset Purchase Agreement, dated August 15, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.1 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on August 21, 2007, and incorporated herein by reference.)

10.28	First Amendment to Asset Purchase Agreement, dated December 9, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.48 to Cell Therapeutics, Inc.’s Form 10K, No. 001-12465, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.)

10.29	Supply Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.2 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on December 31, 2007, and incorporated herein by reference.)

10.30#	First Amendment to Supply Agreement, dated December 15, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.34 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.31	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.32#	License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.1 to Allos Therapeutics, Inc.’s Form 10-Q/A, File No. 000-29815, as filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference.)

10.33#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.13.1 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.)

10.34#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin "PDX" dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.3 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

Exhibit No.	Description

10.35#	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos Therapeutics, Inc. (Filed as Exhibit 10.25 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 26, 2012, and incorporated herein by reference.)

10.36#	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos Therapeutics, Inc. (Filed as Exhibit 10.2 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.37	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.38	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.39#	Sublicense Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.40#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited. (Filed as Exhibit 10.11 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.41#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline. (Filed as Exhibit 10.12 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.42*	Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012, as amended September 5, 2012, and effective as of September 1, 2012. (Filed as Exhibit 10.13 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.43#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of the Registrant. (Filed as Exhibit 10.14 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.44#	Supply Agreement, dated June 9, 1999, by and between IDEC Pharmaceuticals Corporation and Schering Aktiengesellschaft, as amended December 14, 2004 and January 16, 2012, by and between Idec Pharmaceuticals Corporation and Schering Aktiengesellschaft. (Filed as Exhibit 10.15 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.45	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.16 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.46	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.17 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.47	Credit Agreement, dated September 5, 2012, by and among the Registrant, the Guarantors named therein, the Lenders named therein and Bank of America, N.A, as the administrative agent. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2012, and incorporated herein by reference.)

10.48+#	Second Amendment, dated January 29, 2013, to License, Development, Supply and Distribution Agreement, dated October 28, 2008, as amended June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc.

10.49+*	First Amendment, dated September 5, 2012, to Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012 and effective as of September 1, 2012.

Exhibit No.	Description

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections or otherwise incorporated by reference.