Form 10-Q
period 2013-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2013-05-09
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 29, 2013, 60,026,805 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and equivalents	$160,073	$139,698
Marketable securities	3,310	3,310
Accounts receivable, net of allowance for doubtful accounts of $251 and $228, respectively	39,432	92,169
Inventories, net	16,618	14,478
Prepaid expenses and other current assets	3,126	2,745
Tax asset	16,476	12,473

Total current assets	239,035	264,873
Property and equipment, net	2,227	2,548
Intangible assets, net	206,593	202,311
Goodwill	28,904	28,973
Other assets	9,369	7,569

TOTAL ASSETS	$486,128	$506,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$82,653	$95,297
Accrued compensation and related expenses	3,720	4,835
Deferred revenue	3,000	12,300
Deferred development costs	803	856
Accrued drug development costs	13,277	15,109

Total current liabilities	103,453	128,397
Deferred revenue and other credits—less current portion	3,456	2,937
Deferred development costs, less current portion	11,337	11,377
Deferred payment contingency	2,374	2,287
Other long-term obligations	6,130	1,430
Revolving line of credit	75,000	75,000

Total liabilities	201,750	221,428
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock—$0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value—175,000,000 shares authorized; 60,007,752 and 60,026,675 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	60	60
Additional paid-in capital	465,373	463,710
Accumulated other comprehensive gain	931	273
Accumulated deficit	(182,109)	(179,320)

Total stockholders’ equity	284,378	284,846

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$486,128	$506,274

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product sales, net	$29,346	$56,784
License and contract revenue	9,321	3,075

Total revenues	38,667	59,859
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	6,782	8,673
Selling, general and administrative	22,347	18,262
Research and development	11,981	8,891
Amortization of purchased intangible assets	2,368	930

Total operating costs and expenses	43,478	36,756

(Loss) income from operations	(4,811)	23,103
Other (expense) income, net	(1,318)	138

(Loss) income before provision for income taxes	(6,129)	23,241
Benefit for income taxes	3,340	23,301

Net (loss) income	$(2,789)	$46,542

Net (loss) income per share:
Basic	$(0.05)	$0.80

Diluted	$(0.05)	$0.71

Weighted average shares outstanding:
Basic	59,181,380	58,464,059

Diluted	59,181,380	65,258,510

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(2,789)	$46,542
Other comprehensive income, net of tax:
Unrealized gain on securities	868	68
Foreign currency translation adjustments	114	—
Income tax	(324)	—

Other comprehensive income, net	658	68
Total comprehensive (loss) income	$(2,131)	$46,610

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net (loss) income	$(2,789)	$46,542
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(9,321)	(3,075)
Depreciation and amortization	3,269	1,668
Stock-based compensation	2,747	3,015
Deferred income tax benefit	(5,312)	(23,368)
Provision for bad debt	23	58
Provision for inventory obsolescence	634	88
Change in fair value of Allos deferred development costs and deferred payment contingency	(6)	—
Foreign currency remeasurement loss	959	—
Changes in operating assets and liabilities:
Accounts receivable, net	52,735	(3,735)
Inventories, net	(2,774)	1,815
Prepaid expenses and other assets	(827)	(574)
Accounts payable and other accrued obligations	(15,267)	1,847
Accrued compensation and related expenses	(1,115)	1,233
Accrued drug development costs	(1,832)	1,078
Deferred revenue and other credits	519	314

Net cash provided by operating activities	21,643	26,906

Cash Flows From Investing Activities:
Maturities of marketable securities	—	6,121
Purchases of marketable securities	—	(4,551)
Purchases of property and equipment	(44)	(92)
Purchases of available for sale securities	—	(622)

Net cash (used in) provided by investing activities	(44)	856

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	952	1,054
Payments to acquire treasury stock	(1,652)	(317)
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(384)	(319)
Proceeds from revolving line of credit	75,000	—
Repayment of revolving line of credit	(75,000)	—
Repayment of capital leases	—	(9)

Net cash (used in) provided by financing activities	(1,084)	409

Effect of exchange rates on cash	(140)	—
Net increase in cash and cash equivalents	20,375	28,171
Cash and cash equivalents—beginning of period	139,698	121,202

Cash and cash equivalents—end of period	$160,073	$149,373

Supplemental Disclosure of Cash Flow Information:
Melphalan license included in intangible assets, accounts payable and other long term obligations	$7,700	$—

Retirement of treasury shares	$1,652	$—

See accompanying notes to condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Basis of Presentation

Business

Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company with fully integrated commercial and drug development operations, with a primary focus in oncology and hematology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We currently market three oncology drugs - FUSILEV® (levoleucovorin) for injection in the U.S., ZEVALIN® (ibritumomab tiuxetan) injection for intravenous use, for which we have worldwide rights and FOLOTYN® a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. We also have a diversified pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. On April 1, 2012, Spectrum acquired the licensing rights to market ZEVALIN (the “ZEVALIN Rights”) outside of the U.S. On September 5, 2012, Spectrum acquired Allos Therapeutics, Inc. (“Allos”). Commencing April 1, 2012 and September 5, 2012, respectively, our financial statements include the assets, liabilities, operating results and cash flows of the ZEVALIN Rights and Allos.

The condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2013 and the results of operations and cash flows for the related interim periods ended March 31, 2013 and 2012. The results of operations and trends for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other periods. The unaudited financial statements included in this quarterly report should be read in conjunction with our audited financial statements for the year ended December 31, 2012, included in the Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The accounting policies followed by us and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed on February 28, 2013 with the SEC. We have not changed our significant accounting policies as of March 31, 2013. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on February 28, 2013.

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

On an ongoing basis, we evaluate our estimates, including those related to deferred revenue recognition periods, inventories, the impairment of investments, the impairment of goodwill and long-lived assets, contingencies, accrued clinical trial expenses, stock-based compensation, and ongoing litigation, among other estimates. We base our estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

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

We calculate a provision for estimated product returns, sales discounts, rebates, chargebacks and distribution and data fees are established as a reduction of gross product sales at the time such revenues are recognized. Thus, revenue is recorded, net of such estimated provisions. We state the related accounts receivable at net realizable value, with any allowance for doubtful accounts charged to general operating expenses. If revenue from sales is not reasonably determinable due to provisions for estimates, promotional adjustments, price adjustments, returns or any other potential adjustments, we defer the revenue and recognize revenue when the estimates are reasonably determinable, even if the monies for the gross sales have been received.

We utilize a third-party logistics company to store and distribute FUSILEV. The same third party logistics company also stores and ships in the U.S. ZEVALIN kits containing the CD20 MAB.

During 2009, we changed the supply and distribution model for ZEVALIN in the U.S. Previously, we sold ZEVALIN kits containing the CD20 MAB to radiopharmacies, who in turn ordered the radioactive isotope (Y-90 or In-111) separately and radiolabeled (or attached) the radioactive isotope to the CD20 MAB. The radiopharmacy then sold the end user product to the consumer. Under the current model in the U.S. we do not sell the ZEVALIN kits containing the CD20 MAB to the radiopharmacies, but instead contract with them, as a fee-for-service, to radiolabel the individual components of the CD20 MAB to the radioactive isotope, and then, also under a fee-for-service arrangement, have them distribute the end use product to the end user; the clinics, hospitals or other medical settings. In this regard, we now sell the CD20 MAB together with the radioactive isotope in the U.S. as the end user product. In November 2011, we received FDA approval to remove the bioscan and starting in January 2012 we are no longer supplying the imaging kit (In-111) in the U.S. which was formerly used for bioscan.

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

inventory held by distributors, sell through data of distributor sales to end users, customer and end-user ordering and re-ordering patterns, aging of accounts receivables, rates of returns for directly substitutable products and pharmaceutical products for the treatment of therapeutic areas similar to indications served by our products, shelf life of our products, historical rates of actual returns and based on experience of our management with selling similar oncology products. We record an allowance for future returns by reducing product sales and crediting a reserve for returns to increase other accrued obligations at the time of the product sales. No returns reserve is recorded for ZEVALIN since in the U.S. we invoice our end user customers and recognize revenues only when a patient is treated with ZEVALIN and for Ex. U.S. we invoice upon delivery. FOLOTYN returns are limited to defective product or product that was shipped in error.

Government Chargebacks

Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted below distributor list price to participating entities. These entities purchase products through distributors at the discounted price, and the distributors charge the difference between their acquisition cost and the discounted price back to us. We account for chargebacks by reducing revenue and establishing an accrual in an amount equal to our estimate of chargeback claims at the time of product sale. We also evaluate the adequacy of previously recorded chargebacks based on data regarding specific entities claims activity over time to adjust current period chargebacks for these same distributors. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the time lag to receive information from distributors, the actual amount of claims for chargebacks may be materially different from our estimates, at which time we would adjust our reserves accordingly.

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

Distribution and Data Fees

Distribution and data fees are paid to authorized wholesalers and specialty distributors of FUSILEV and FOLOTYN as a percentage of WAC for products sold which is a reduction of revenue in the same period the related sale is recorded. The services provided include contract administration, inventory management, product sales reporting by customer, returns for clinics and hospitals. We accrue distribution and data fees based on a percentage of FUSILEV and FOLOTYN revenues that are set and governed by distribution agreements.

Accounts Receivable

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

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of the acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually unless there are interim impairment indicators. We perform our annual evaluation as of October 1 each year.

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

We acquired all of the oncology drug assets of Targent in April 2006. As part of the consideration for the purchase of these assets, we agreed to pay milestone payments to Targent upon the achievement of certain regulatory events as well as for certain sales levels for FUSILEV within a calendar year. During 2011, we capitalized $16.8 million associated with the achievement of these milestones which are being amortized to cost of product sales sold on a straight-line basis over the estimated useful life of 8.7 years.

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

With respect to the acquisition we believe the fair values assigned to the assets acquired and liabilities assumed were based upon reasonable assumptions. Our allocation of the purchase price was largely dependent on discounted cash flow analyses of projects and products of Allos. We cannot provide assurance that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize as we estimated. For these reasons, among others, our actual results may vary significantly from the estimated results.

On March 8, 2013, we acquired the global development and commercialization rights to Captisol-enabled®, propylene glycol-free (PG-free) melphalan and capitalized $7.7 million associated with the in process research and development.

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

We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. No impairment loss was recorded during the quarters ended March 31, 2013 or 2012.

Acquisitions and Collaborations

For all in-licensed products, we perform an analysis to determine whether we hold a variable interest or interests that give us a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of March 31, 2013, we determined there were no variable interest entities required to be consolidated other than our Canadian affiliate, Spectrum Pharma Canada.

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

Foreign Currency Translation

We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to US dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income in the statement of comprehensive income (loss).

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any period presented.

Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with authoritative guidance which requires the disclosure of all components of comprehensive income, including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive income (loss) at March 31, 2013 and 2012, respectively consisted primarily of foreign currency translation adjustments and net unrealized gains/losses on investments in marketable securities as of that date.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance became effective for reporting periods beginning after December 15, 2012, with early adoption permitted. We adopted the provisions of the guidance in the first quarter of 2013 and had no significant reclassifications out of accumulated other comprehensive income to net loss during the first quarter of 2013.

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the provisions of the guidance in the first quarter of 2013. The adoption did not have a material impact on our consolidated financial statements.

New Accounting Standards Not Yet Adopted

In March 2013, the FASB issued an accounting standards update that provides guidance on the accounting for the cumulative translation adjustment (the “CTA”) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this guidance, an entity should recognize the CTA in earnings based on meeting certain criteria, including when it ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity or upon a sale or transfer that results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This guidance will be effective for fiscal years beginning on or after December 15, 2013, which will be our fiscal year 2014, with early adoption permitted. We currently do not expect the adoption of the guidance will have a material impact on our consolidated financial statements.

Basic and Diluted Earnings (Loss) per Share

We calculate basic and diluted net income (loss) per share using the weighted average number of common shares outstanding during the periods presented, and adjust the amount of net income (loss) used in this calculation for preferred stock dividends (if any) declared during the period. In periods of a net loss position, basic and diluted loss per share are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include dilutive stock options, warrants and other common stock equivalents outstanding during the period.

	Net Loss	Weighted- Average Shares Outstanding (Denominator)	Loss Per Share
(in thousands, except share and per share data)
Three Months Ended March 31, 2013
Basic and diluted loss per share:	$(2,789)	59,181,380	$(0.05)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

March 31, 2013
Preferred shares	40,000
Options	3,921,997
Incremental shares assumed issued on exercise of in the money warrants	215,859
Unvested restrictive stock	935,654

5,113,510

	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
(in thousands, except share and per share data)
Three Months Ended March 31, 2012
Basic earnings per share:	$46,542	58,464,059	$0.80

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		5,993,345
Incremental shares assumed issued on exercise of in the money warrants		284,437
Unvested restricted stock		476,669

Diluted earnings per share	$46,542	65,258,510	$0.71

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options excluded from the calculation		45,000

2.	Acquisitions

Acquisition of Rights to Captisol-Enabled® Melphalan

On March 8, 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled®, propylene glycol-free melphalan from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”). The Captisol-enabled melphalan product candidate is currently in a pivotal trial being conducted by Ligand for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. Pursuant to the license agreement, Spectrum assumed the responsibility for the ongoing clinical and regulatory development of the program going forward. Under the agreement, Ligand received a license fee of $3.0 million on April 1, 2013 and is eligible to receive milestone payments upon achievement of certain regulatory and net sales thresholds, as well as royalties upon successful commercialization based on a percentage of net sales of the licensed products in all territories.

We accounted for the acquisition of the rights as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet regardless of the likelihood of success of the related product or technology. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three months ended March 31, 2013 were approximately $15,000.

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following items ($ in 000’s):

Cash consideration	$3,000
Liability assumed – contingent consideration	4,700

Total purchase consideration	$7,700

Fair Value Estimate of Asset Acquired and Liability Assumed

The total purchase consideration is allocated to the acquisition of the net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows ($ in 000’s):

In-process research and development – Captisol-enabled®, propylene glycol-free melphalan rights	$7,700

Acquired in-process research and development (“IPR&D) is an intangible asset classified as an indefinite-lived asset until the completion or abandonment of the associated R&D effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. Intangible IPR&D is not amortized during the period that it is considered indefinite-lived but rather tested for impairment.

We estimated the fair value of the in-process research and development using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value estimate took into account our estimates of future incremental earnings that may be achieved upon regulatory approval, promotion and distribution associated with the rights, and included estimated cash flows of approximately 10 years and a discount rate of approximately 25%.

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach assuming the U.S. Food and Drug Administration, or FDA, approval of Captisol-enabled® melphalan is will occur on or about December 31, 2015. Upon receipt of regulatory approval, Spectrum will be obligated to make a milestone payment to Ligand.

We do not consider the acquisition of the global development and commercialization rights to Captisol-enabled®, propylene glycol-free melphalan to be a material business combination and, therefore, have not disclosed the pro forma results of operations as required for material business combinations.

Allos Acquisition

Spectrum acquired Allos Therapeutics, Inc. on September 5, 2012 as discussed further in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 27, 2013. The results of operations of the Allos acquisition are included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations for the three months ended March 31, 2012 assume the Allos acquisition had occurred on January 1, 2012 ($ in 000’s):

Three Months Ended
March 31, 2012
(Unaudited)
Total revenues	$71,193
Income from operations	$11,102
Net income	$34,105
Basic net income per share	$0.58
Diluted net income per share	$0.52

3.	Cash, Equivalents and Marketable Securities

As of March 31, 2013, we held substantially all of our cash, equivalents and marketable securities at major financial institutions, which must invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. We maintain cash balances in excess of federally insured limits in reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation and third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments and limit investing in long-term maturity instruments.

Cash, equivalents and marketable securities, including long term bank certificates of deposits, and investments totaled $167.0 million and $145.5 million as of March 31, 2013 and December 31, 2012, respectively. Long term bank certificates of deposit include a $250,000 restricted certificate of deposit that collateralizes tenant improvement obligations to the lessor of our principal offices. The following is a summary of such investments (in 000’s):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash	Marketable Security
						Current	Long Term
March 31, 2013
Cash and equivalents	$160,073	$—	$—	$160,073	$160,073	$—	$—
Bank CDs (including restricted certificate of deposit of $250)	496	—	—	496	—	496	—
Money market currency funds	2,814	—	—	2,814	—	2,814	—
Other securities (included in other assets)	1,747	1,601	—	3,348	—	—	3,348

Total investments	$165,130	$1,601	$—	$166,731	$160,073	$3,310	$3,348

December 31, 2012
Cash and equivalents	$139,698	$—	$—	$139,698	$139,698	$—	$—
Bank CDs (including restricted certificate of deposit of $250)	987	—	—	987	—	987	—
Money market currency funds	2,323	—	—	2,323	—	2,323	—
Other securities (included in other assets)	1,747	733	—	2,480	—	—	2,480

Total investments	$144,755	$733	$—	$145,488	$139,698	$3,310	$2,480

As of March 31, 2013, none of the securities had been in a continuous unrealized loss position longer than one year.

4.	Fair Value Measurements

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

The fair value of the deferred development cost liability and the deferred payment contingency was valued using the discounted cash flow method of the income approach. The unobservable inputs in the valuation models that have the most significant effect on the fair value of our deferred development cost liability and deferred payment contingency are the determination of the present value factors for future cash flows. The assumptions included internal estimates of research and development personnel needed to perform the research and development services; and estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed, approximately through 2022 for the research and development obligations. We determined the present value factor to be a weighted-average cost of capital of approximately 11.0% in 2013 and 2012.

The fair value of the other long-term liability was valued using the probability of success and the discounted cash flow method of the income approach assuming the FDA approval of Captisol-enabled® melphalan will occur on or about December 31, 2015.

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

The carrying values of our cash and cash equivalents, marketable securities, other securities and common stock warrants, carried at fair value as of March 31, 2013 are classified in the table below in one of the three categories of the fair value hierarchy described below:

	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
March 31, 2013
Assets:
Cash and equivalents	$160,073	$—	$—	$160,073
Bank CDs (including restricted certificate of deposit of $250)	—	497	—	497
Money market currency funds	—	2,814	—	2,814

Cash and equivalents, and marketable securities and investments	160,073	3,311	—	163,384
Deferred compensation investments, including life insurance cash surrender value	—	3,358	—	3,358
Other securities	3,348	—	—	3,348

	$163,421	$6,669	$—	$170,090

Liabilities:
Deferred executive compensation liability	—	2,926	—	2,926
Deferred development costs	—	—	12,140	12,140
Deferred payment contingency	—	—	2,374	2,374
Other long term liability	—	—	4,700	4,700
Contingent value right	—	—	—	—

	$—	$2,926	$19,214	$22,140

The following summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of 1 Unobservable Inputs (Level 3) ($ in 000’s)
Balance at December 31, 2011	$—
Transfers in / (out) of Level 3
Deferred development costs	12,233
Deferred payment contingency	2,287
Contingent right value	—

Balance at December 31, 2012	14,520
Transfers in / (out) of Level 3:
Other long term liabilities	4,700
Deferred development costs	(93)
Deferred payment contingency	87

Balance at March 31, 2013	$19,214

5.	Revolving Line of Credit

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

The Credit Facility bears interest, at our election, at a rate equal to the London Interbank Offer Rate, or LIBOR rate, or the base rate, plus an applicable margin (4.25% at March 31, 2013). The applicable margin is as follows:

•	if the consolidated leverage ratio as of the last test date is less than 0.5:1.0, 1.75% per annum (for LIBOR rate loans) or 0.75% (for base rate loans);

•	if the consolidated leverage ratio as of the last test date is greater than 0.5:1.0 but less than 1.0:1.0, 2.00% per annum (for LIBOR rate loans) or 1.00% (for base rate loans); and

•	if the consolidated leverage ratio as of the last test date is greater than 1.0:1.0, 2.25% per annum (for LIBOR rate loans) or 1.00% (for base rate loans).

The base rate is subject to a floor that is 100 basis points above the LIBOR rate. The LIBOR rate does not include a floor and, with respect to it, interest periods of 1, 2, 3 and 6 months may be selected. Related interest expense was $243,000 for the three months ended March 31, 2013.

We incurred $976,000 in related loan costs and fees, which were deferred and will be amortized using the effective interest method over 24 months, the term of the Credit Facility. Amortization expense included in interest expense in the accompanying condensed consolidated statements of operations was $122,160 and $0 for the three months ended March 31, 2013 and 2012.

An unused line fee is payable quarterly in an amount ranging from 0.375 to 0.625% of the sum of the average daily unused portion of the facilities during any quarter based upon consolidated leverage ratio as at the last test date. A customary fee is also payable to the administrative agent on an annual basis in advance. Related interest expense for the unused line fee was $63,000 for the three months ended March 31, 2013.

The direct and indirect domestic subsidiaries of the Company, including Allos, as a new wholly-owned subsidiary, guaranty our obligations under the Credit Facility.

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

In addition, the Credit Agreement includes certain negative covenants that, subject to exceptions, limit our ability to, among other things incur additional indebtedness, engage in future mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions on or repurchase capital stock, and enter into or amend other material agreements. The Credit Facility also includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Credit Facility.

On the closing date of September 5, 2012, we drew $50 million on the Credit Facility and used the proceeds to pay a portion of the purchase price for Allos. At March 31, 2013, $75 million was outstanding on the Credit Facility and there no amounts available to borrow. At March 31, 2013, we were in compliance with all financial covenants. In April 2013, we repaid $50 million of the then outstanding balance.

Additional revolving loans may be drawn and all revolving loans may be repaid and re-borrowed from time to time in an amount not to exceed the total commitment amount. Any such loan proceeds may be used for working capital and other general corporate purposes for us or our subsidiaries.

6.	Intangible Assets and Goodwill

Intangible assets consist of the following ($ in 000’s):

	March 31, 2013
	Gross Amount	Accumulated Amortization	Foreign Currency Translation	Net Amount	Weighted Average Amortization Period (years)
ZEVALIN intangibles – US	$41,900	$(20,665)	$—	$21,235	5.8
ZEVALIN intangibles – Ex. US	23,490	(2,842)	(991)	19,657	9.0
FUSILEV intangibles	16,778	(3,473)	—	13,305	6.8
FOLOTYN license with Mundipharma	27,900	(1,604)	—	26,296	9.5
FOLOTYN distribution rights – US & Canada	118,400	—	—	118,400	n/a
Melphalan license with CyDex Pharmaceuticals	7,700	—	—	7,700	n/a

Total intangible assets	$236,168	$(28,584)	$(991)	$206,593

During the three months ended March 31, 2013, ZEVALIN and FOLOTYN intangible amortization of $729,000 and $709,000, respectively, is included in amortization of purchased intangibles. In addition, during the three months ended March 31, 2013, $493,000 is included in cost of product sales related to FUSILEV milestones.

	March 31, 2012
	Gross Amount	Accumulated Amortization	Foreign Currency Translation	Net Amount	Weighted Average Amortization Period (years)
ZEVALIN intangibles – US	$41,900	$(16,945)	$—	$24,955	6.8
FUSILEV intangibles	16,778	(1,502)	—	15,276	7.8

Total intangible assets	$58,678	$(18,447)	$—	$40,231

During the three months ended March 31, 2012, ZEVALIN intangible amortization of $930,000 is included in amortization of purchased intangibles. In addition, during the three months ended March 31, 2012, $493,000 is included in cost of product sales related to FUSILEV Targent milestones achieved in 2011.

Goodwill

Goodwill includes the following:

	March 31, 2013	December 31, 2012
	($ in ‘000’s)
Acquisition of Zevalin Rights	$2,525	$2,525
Acquisition of Allos	26,485	26,485
Foreign exchange translation effects	(106)	(37)

	$28,904	$28,973

7.	Inventories

Inventories, net of allowances consisted of the following:

	March 31, 2013	December 31, 2012
	($ in ‘000’s)
Raw materials	$1,508	$887
Work-in-process	8,870	7,302
Finished goods	6,240	6,289

	$16,618	$14,478

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors, and record reserves for obsolete and slow-moving inventories for amounts which we may not realize.

8.	Accounts payable and accrued obligations

Accounts payable and other accrued obligations consisted of the following:

	March 31, 2013	December 31, 2012
	($ in ‘000’s)
Trade payables	$36,201	$34,352
Allowance for rebates	8,574	11,023
Accrued product royalty	10,614	12,275
Allowance for returns	3,427	5,056
Accrued data and distribution fees	4,736	8,449
Accrued GPO administrative fees	2,680	2,650
Inventory management fee	1,150	3,050
Accrued income taxes	—	470
Allowance for chargebacks	13,408	15,153
Other accrued obligations	1,863	2.819

	$82,653	$95,297

9.	Income Taxes

On an interim basis, we estimate that the anticipated annual effective tax rate for the provision for income taxes would be 55.9% and have recorded a quarterly income tax provision in accordance with this anticipated annual rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the we conduct business.

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

Based on the weight of both positive and negative evidence, we concluded that it is more likely than not that the domestic net deferred tax assets would be realized, and therefore, we released our domestic valuation allowance during the quarter ended March 31, 2012. We released approximately $23 million as part of the projected annual effective tax rate and released the remaining $24 million of the domestic valuation allowance as a discrete item in the quarter ended March 31, 2012. We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it not more likely than not that the foreign net deferred tax assets will be realized. We also maintain a partial valuation allowance against the domestic deferred tax assets acquired in the Allos business combination due to the fact that a substantial portion of Allos’ deferred tax liabilities relate to indefinite lived In Process Research & Development costs which are not considered a source of income to support the realization of Allos’ deferred tax assets. Realization of the balance of Allos’ deferred tax assets were primarily supported through our income projections.

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

As the result of Allos becoming our wholly owned subsidiary effective September 5, 2012, on a consolidated basis we assumed obligations under a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agree to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time. Under the Mundipharma Collaboration Agreement, we retain full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories. Pursuant to the terms of the agreement, we may receive potential regulatory milestone payments of up to $11.5 million and commercial progress- and sales-dependent milestone payments of up to $289.0 million. All of the remaining potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met. We are also entitled to receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories.

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

As part of the Mundipharma Agreements, we are obligated to perform research and development services related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed below. The related deferred development cost of $12.3 million was recorded as its fair value as of September 5, 2012, using the discounted cash flow method of the income approach. The assumptions included internal estimates of research and development personnel needed to perform the research and development services; and estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed, approximately through 2022 for the research and development obligations. We will reevaluate the measurement of this liability at each subsequent reporting date. The change in measurement is recorded to research and development expense.

Under the Mundipharma Collaboration Agreement, Mundipharma is initially responsible for 40% of the joint development costs incurred by the parties, which increases to 50% upon the later of (i) the calendar quarter of the first approval of FOLOTYN in the EU for relapsed or refractory PTCL or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The “development cost differential” is defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share. To the extent that this development cost differential does not meet or exceed $15.0 million by December 31, 2019, then we are required to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019. We record the joint development cost reimbursements received from Mundipharma as research and development in the statement of operations; and we record the full amount of our joint development costs as research and development expense. Research and development for the three months ended March 31, 2013 includes $330,000 related to the 40% joint development cost reimbursement under the Mundipharma Agreements.

As of March 31, 2013, the development cost differential was $794,000 and our contingent payment obligation related to the development cost differential was approximately $14.2 million. As part of the purchase accounting for the acquisition of Allos, we recorded this liability at its fair value of $2.2 million as deferred payment contingency on the consolidated balance sheet which was revalued to $2.3 million at December 31, 2012. We will reevaluate the measurement of this liability at each subsequent reporting date. The change in measurement is recorded to research and development expense.

We will perform the research and development services under the Mundipharma Collaboration Agreement over the period required to complete the jointly agreed-upon clinical development activities, which we estimate to be approximately through 2022 based on our projected clinical trial enrollment and patient treatment-related follow up time periods, with no general right of return.

As of March 31, 2013, accounts receivable related to the Mundipharma Agreements totaled $449,600. As of March 31, 2013 and December 31, 2012, deferred amounts related to the Mundipharma Agreements consisted of ($ in 000’s):

	March 31, 2013	December 31, 2012
Deferred development cost liability	$803	$856

Deferred development cost liability, less current portion	11,337	11,377
Deferred payment contingency	2,374	2,287

	$14,514	$14,520

We recorded an intangible asset, FOLOTYN license and distribution agreement with Mundipharma, totaling $27.9 million to be amortized over approximately 10 years. Included in amortization of purchased intangible assets in the accompanying statement of operations for the three months ended March 31, 2013 and 2012 is $709,000 and $0, respectively, related to the amortization of this intangible.

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

As part of our Irvine facility lease renewal in 2009, the landlord agreed to contribute up to approximately $1.5 million toward the cost of tenant improvements. The tenant improvements were completed in 2010 at an aggregate cost of approximately $1.4 million, of which, $451,000 is being financed. This landlord contribution is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. We also lease small administrative offices in Colorado, New Jersey, Westlake Village (California), Tokyo, Japan and Mumbai, India.

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

ZEVALIN licensing and development in the United States

In December 2008, we acquired rights to commercialize and develop ZEVALIN in the United States as the result of a transaction with Cell Therapeutics, Inc. (“CTI”). Pursuant to the transfer of the ZEVALIN assets from CTI to a joint venture, RIT Oncology LLC (“RIT”), in December 2008, RIT assumed certain agreements with various third parties related to ZEVALIN intellectual property. These currently effective agreements relate to the manufacture, use and sale of ZEVALIN in the United States and include (i) a license from Biogen, Idec, Inc. (“Biogen”) (ii) a license-back to Biogen for limited uses including fulfillment of a supply obligation to CTI, (iii) a sublicense from Biogen to certain ZEVALIN patents held by Genentech, Inc., (iv) a sublicense from Biogen to certain ZEVALIN patents held by GlaxoSmithKline and Glaxo Group Limited, and (v) a sublicense from Biogen to certain ZEVALIN patents held by Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and GlaxoSmithKline.

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

Supply Agreement between Biogen and CTI, ZEVALIN U.S.

In connection with the joint venture arrangement with CTI, we entered into an amendment to the original supply agreement between Biogen and CTI, referred to as the CTI/Biogen Supply Agreement, modifying certain of the pricing and manufacturing technology transfer terms contained in the CTI/Biogen Supply Agreement and also providing that the term of the agreement may be shortened in some instances in the event of a mid-term manufacturing technology transfer. There are no milestone or royalty payments required pursuant to this agreement. The term of the agreement is until the manufacturing technology transfer is complete. Either party may generally terminate this agreement due to a bankruptcy of the other party or due to such other party’s material noncompliance with the agreement or certain other related agreements. CTI’s rights and obligations, including its payment obligations to Biogen, under both the CTI/Biogen Supply Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

License and Asset Purchase Agreement with Bayer Pharma, ZEVALIN Ex - U.S.

On April 1, 2012, through a subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S., referred to as the ZEVALIN Ex-US Rights, from Bayer Pharma AG, or Bayer. Pursuant to the terms of the agreement, Spectrum acquired all rights including marketing, selling, intellectual property and access to existing inventory of ZEVALIN from Bayer. We currently market ZEVALIN in the U.S. and this agreement expands our commercial efforts to the rest of the world. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. In consideration for the rights granted under the agreement, concurrent with the closing, Spectrum paid Bayer a one-time fee of Euro 19 million or approximately USD $25.4 million, and will pay Bayer royalties based on a mid-teen digits percentage of net sales of the licensed products in all territories worldwide except the U.S., with specific rates subject to confidential treatment pursuant to an order by the SEC. Under the agreement, we also acquired access to existing inventory of ZEVALIN and concurrent with the closing, entered into certain ancillary agreements including but not limited to a transition services agreement to transition the business. Unless earlier terminated, the term of the agreement continues until the expiration of our royalty payment obligations which, in turn, run until the last-to-expire patent covering the sale of a licensed product in the relevant country or fifteen (15) years from the date of first commercial sale of the licensed product in such country, whichever is longer. This agreement may be terminated in the event of a material default, which is defined to include: (i) our failure to timely pay royalty payments under this agreement or payments under certain related agreements; (ii) our insolvency; and (iii) our breach and the resulting termination of an Amended and Restated License Agreement between Biogen and Bayer, dated as of January 16, 2012.

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

Asset Purchase Agreement with Targent, Inc., FUSILEV

In March 2006, we entered into an Asset Purchase Agreement with Targent, Inc. (“Targent”). As part of the consideration for the purchase of certain assets, we agreed to pay milestone payments to Targent upon the achievement of certain regulatory events as well as for certain sales levels for FUSILEV within a calendar year. In connection with the achievement of the FDA approval milestone in April 2011, we issued an aggregate of 733,715 shares of common stock to certain of Targent’s stockholders, as directed by Targent. We capitalized $6.3 million associated with this milestone as intangible assets during 2011 which is being amortized over the estimated useful life of 8.7 years.

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

License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute, FOLOTYN

In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary effective September 5, 2012, on a consolidated basis we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, net of actual rebates, chargebacks and returns, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. For purposes of the FOLOTYN License Agreement, annual worldwide sales consists of our distributor sales and annual net sales of FOLOTYN in the Mundipharma Territories, as reported to us under the Mundipharma Collaboration Agreement, if and when such sales occur in the Mundipharma Territories. Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million. For the three months ended March 31, 2013, our royalties were 8% of our net distributor sales. As of March 31, 2013, accrued royalties were $979,000 and are included in accounts payable and accrued obligations on the consolidated balance sheet.

Exclusive Development and Commercialization Collaboration Agreement with Allergan, apaziquone

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

On January 29, 2013, we entered into a second Amendment to the license, development, supply and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S. Europe and other territories in exchange for a tiered single digit royalty on certain products containing Apaziquone, and relieved Allergan of its obligations for development, commercialization and other activities. As a result, we recognized $8.3 million of deferred revenue related to this agreement during the three months ended March 31, 2013.

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

Litigation

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH); Junqian Carroll v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00498-RBJ-CF); Gary Santi v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00502-LDG-CWH); William Skene v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 10, 2013 in United States District Court, District of Nevada; Case Number 3:2013-cv-00175-RBJ-VPC); and Rubin v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 24, 2013 in the United States District Court, District of Nevada; Case Number 3:2013-cv-00212-RCJ-VPC). These putative class actions raise substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); and Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott and Dr. Rajesh C. Shrotriya. These substantially identical lawsuits allege six counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. The lawsuits also allege a seventh count for breach of fiduciary duties for insider selling and misappropriation of information against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida. The complaints allege that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees.

Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B). This derivative complaint is brought by the purported shareholder on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott and Dr. Rajesh C. Shrotriya. The lawsuit alleges three counts against all defendants: breach of fiduciary duty; waste of corporate assets; and unjust enrichment. The complaint alleges that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaint alleges that, as a result of the March 12, 2013 press release, the Company’s stock price declined significantly. The complaint seeks compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, equitable and/or injunctive relief, and costs and fees.

We are involved with various legal matters arising in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our condensed consolidated results of operations, cash flows or financial condition.

SEC Subpoena

On April 1, 2013, the Company received a subpoena from the SEC for documents pursuant to a formal order of investigation. The subpoena followed the Company’s March 12, 2013 announcement that it anticipated a change in ordering patterns of FUSILEV. The Company is cooperating with the SEC investigation. The Company cannot predict when the SEC will conclude its investigation or the outcome of the investigation.

12.	Stockholder’s Equity

Treasury Stock

On August 10, 2012, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock through August 1, 2013. The previous authorization was for up to $25 million and covered the period through December 31, 2012. During the three months ended March 31, 2013, we repurchased 235,000 shares of our common stock for an aggregate purchase price of $1.7 million. We have purchased an aggregate to date of $13.6 million or 1,338,055 shares. All shares of treasury stock were retired at March 31, 2013.

Warrant Activity

We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by consultants. Our outstanding warrants expire on varying dates through June 2015. Below is a summary of warrant activity during the three months ended March 31, 2013:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2012	395,000	$5.45
Granted	50,000	$7.51

Outstanding, at March 31, 2013	445,000	$5.68

Exercisable, at March 31, 2013	395,000	$5.45

Share-Based Compensation

We record share-based employee compensation expense for all equity-based programs, including stock options, restricted stock grants, 401(k) plan matching and our employee stock purchase plan. Total expense recorded for the three month periods ended March 31, 2013 and 2012 is as shown below:

	Three Months Ended March 31,
	2013	2012
	($ in ‘000’s)
Research and development	$674	$391
Selling, general and administrative	2,073	2,624

Total share based compensation expense	$2,747	$3,015

Stock Options

During the three month period ended March 31, 2013, the Compensation Committee of our Board of Directors granted stock options at exercise prices equal to or greater than the closing price of our common stock on the trading day prior to the grant date. The weighted average grant date fair value of stock options granted during the three month period ended March 31, 2013 and 2012 were estimated at approximately $9.12 and $7.93, respectively using the Black-Scholes option pricing model with the following assumptions:

	Three-months ended March 31,
	2013	2012
Divided yield	0.00%	0.00%
Expected volatility	70.7%	72.2%
Risk free interest rate	0.39%	0.38%
Expected life (years)	4.95	4.50

Share based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied a forfeiture rate to unvested awards for the purpose of calculating the compensation cost. These estimates will be reversed in future periods if actual forfeitures differ from our estimates.

During the three months ended March 31, 2013 and 2012, our share-based compensation expense in connection with the expensing of stock options was approximately $1.3 million for each period. As of March 31, 2013, there was approximately $12.7 million of unrecognized stock-based compensation cost related to stock options which we expect to recognize over a weighted average period of approximately 2.34 years.

Restricted Stock

The fair value of restricted stock awards is the grant date closing market price of our common stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.

During the three month periods ended March 31, 2013 and 2012, the share-based charge in connection with the expensing of restricted stock awards was approximately $917,000 and $1.2 million, respectively. As of March 31, 2013, there was approximately $6.5 million of unrecognized share-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.35 years.

401(k) Plan Matching Contribution

During the three month period ended March 31, 2013, we issued 24,670 shares of common stock as our matching contribution of approximately $249,780 for 401(k) contributions made by our employees. During the three month period ended March 31, 2012, we issued 11,948 shares of common stock as our matching contribution of approximately $162,525 for 401(k) contributions made by our employees.

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

As of March 31, 2013, Purchase Plan participant contributions of $143,500 are included in other accrued obligations in the accompanying condensed consolidated balance sheet. A total of 5,000,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of March 31, 2013, 388,905 shares have been issued under the Purchase Plan.

Common Stock Reserved for Future Issuances

As of March 31, 2013, approximately 16.1 million shares of our common stock, when fully vested, were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Conversion of Series E preferred shares	40,000
Exercise of stock options	10,696,629
Exercise of warrants	445,000
Employee stock purchase plan shares reserved for issuance	4,611,095
Long-term retention and management incentive plan shares reserved for issuance	346,500

Total shares of common stock reserved for future issuances	16,139,224

13.	Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “Plan”). The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Compensation Committee of the board of directors, or a designee or designees of the Compensation Committee. The Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including management, as selected by the Plan administrator (the “Participants”). Under the Plan, we provide the Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Plan administrator, and we have the option to make discretionary contributions. At March 31, 2013, deferrals and contributions totaling $2.9 million are included in other accrued obligations in the accompanying condensed consolidated balance sheet.

14.	Gross to Net Product Sales

A reconciliation of gross to net product sales for the three and nine months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	($ in ‘000’s)
Gross product sales	$42,973	$81,828
Government rebates and chargebacks	(10,719)	(19,449)
Data, distribution and GPO fees	(4,341)	(3,928)
Prompt pay discount	(92)	(1,159)
Product returns allowance	1,525	(508)

Net product sales	$29,346	$56,784

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

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

You should read the following discussion of our financial condition and results of our operations in conjunction with the condensed consolidated financial statements and the notes to those financial statements included in Item I of Part 1 of this quarterly report and our audited consolidated financial statements and related notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

Business Outlook

We are a biotechnology company with fully integrated commercial and drug development operations with a primary focus in hematology and oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In the United States, or the U.S., we market three oncology drugs, FUSILEV®,, FOLOTYN® and ZEVALIN®, and also market ZEVALIN outside of the U.S. We have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical affairs, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. Apaziquone was studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, and is under strategic collaborations with Nippon Kayaku Co. Ltd., or Nippon Kayaku, and Handok Pharmaceuticals Co. Ltd., or Handok. Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, or PTCL, and is under a strategic collaboration with TopoTarget A/S, or TopoTarget. FOLOTYN is being further developed under a collaboration agreement with Mundipharma International Corporation Limited, or Munipharma.

Our business strategy is comprised of the following initiatives:

•

Maximizing the growth potential of our marketed drugs, FUSILEV, FOLOTYN and ZEVALIN. Our near-term outlook largely depends on sales and marketing successes for our three marketed drugs. For FUSILEV, we are working to expand usage in colorectal cancer. We launched FUSILEV in August 2008 and we were able to benefit from broad utilization in community clinics and hospitals and recognized a dramatic increase in sales beginning in the second half of 2010 due to a shortage of generic leucovorin. We cannot predict the duration and extent of shortages of generic leucovorin supplies, which may occur from time to time, or the extent of the impact varying generic leucovorin supplies may ultimately have on FUSILEV utilization. In April of 2011, we received two FDA approvals for FUSILEV. The first FDA approval was for the use of FUSILEV in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. The second FDA approval was for a “Ready-To-Use” formulation, or RTU, of FUSILEV. We are now actively engaged in marketing FUSILEV for use in advanced metastatic colorectal cancer.

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

•

Expanding our pipeline of development stage and commercial drugs through business development activities. It is our goal to identify new strategic opportunities that will create strong synergies with our currently marketed drugs and identify and pursue partnerships for out-licensing certain of our drugs in development. To this end, we will continue to explore strategic collaborations as these relate to drugs that are either in clinical trials or are currently on the market. We believe that such opportunistic collaborations will provide synergies with respect to how we deploy our internal resources. In this regard, we intend to identify and secure drugs that have significant growth potential either through enhanced marketing and sales efforts or through pursuit of additional clinical development. As a result of our business development activities, we announced in March 2013 that we had gained global development and commercialization rights to Ligand Pharmaceuticals’ Captisol-enabled®, propylene glycol-free (PG-free) melphalan. Captisol-enabled melphalan is currently in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma.

•

Managing our financial resources effectively. We remain committed to fiscal discipline, a policy which has allowed us to become well capitalized among our peers, despite a very challenging capital markets environment beginning in 2009 and continuing through 2013. This policy includes the pursuit of dilutive and non-dilutive funding options, prudent expense management, and the achievement of critical synergies within our operations in order to maintain a reasonable burn rate. Even with the continued build-up in operational infrastructure to facilitate the marketing of our three commercial drugs, we intend to be fiscally prudent in any expansion we undertake.

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

Financial Condition

Liquidity and Capital Resources

Our cumulative losses, since inception in 1987 through March 31, 2013, are approximately $182.1 million. We remain dependent upon revenues from our three commercial drugs, specifically FUSILEV, FOLOTYN and ZEVALIN. Our long-term strategy is to continue to generate profits from the sale and licensing of our drug products

While we believe that the approximately $163.4 million in cash, equivalents and investments, which includes long term marketable securities we had available on March 31, 2013 will allow us to fund our current planned operations for at least the next twelve to eighteen months, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well. On September 5, 2012, we entered into a credit agreement with Bank of America and Wells Fargo Bank for a $75.0 million revolving line of credit, which can be increased up to $125.0 million, subject to meeting certain customary conditions and obtaining commitments for such increase from the lenders. As of March 31, 2013, $75.0 million has been drawn down on the revolving line of credit, of which the entire amount is outstanding and there are no amounts available to borrow. At March 31, 2013, we were in compliance with all financial covenants.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $21.6 million for the first three months of 2013 which includes a net loss in the period of $2.8 million adjusted for net non-cash credits of $7.0 million, of which $9.3 million relates to the amortization of deferred revenue primarily due to the amendment of our collaboration agreement with Allergan and $5.3 million for a deferred income tax benefit offset by $3.3 million of depreciation and amortization, $2.7 million for stock-based compensation, $959,000 for foreign currency translation and $634,000 for the provision for inventory obsolescence. These non-cash items were offset primarily by provisions for cash by a $52.7 million decrease in accounts receivable and an $18.2 million reduction in accounts payable and accrued obligations both of which were due to timing.

Net Cash Used in Investing Activities

Net cash used in investing activities of $44,000 in the first three months of 2013 was due to the purchase of property and equipment.

Net Cash Used In Financing Activities

Net cash used in financing activities of $1.1 million in the first three months of 2013, primarily relates to the $1.7 million purchase of treasury stock which was retired, the $384,000 repurchase of shares to satisfy minimum tax withholding for the vesting of restricted stock which was partially offset by $952,000 in proceeds from the issuance of common stock as a result of the exercise of stock options.

Results of Operations

Three months ended March 31, 2013 and 2012

Total Revenues.   A summary of our total revenues is as follows:

	Three months ended March 31,
	2013	2012	$ Change	% Change
	($ in millions)
Produce sales, net:
FUSILEV	$11.8	$51.2	$(39.4)	(76.8)%
FOLOTYN	9.9	—	9.9	n/a
ZEVALIN	7.6	5.6	2.0	34.5%

	$29.3	$56.8	$(27.5)	(48.3)%
License and contract revenue	9.4	3.1	6.3	203.1%

Total revenues	$38.7	$59.9	$(21.2)	(35.4)%

As we announced in mid-March 2013, we anticipated a change in orders for FUSILEV, which caused us to provide revenue projections for 2013. As anticipated, FUSILEV revenues decreased for the three months ended March 31, 2013. For the three months ended March 31, 2013, we reduced the FUSILEV product returns reserve by $1.5 million. Actual product returns through March 31, 2013 were less than estimated returns which resulted in a reduction to our estimated sales return rate for products which may be eligible for return. ZEVALIN revenues for the three months ended March 31, 2013 were 34.5% greater than the same period in 2012 and included revenues from international operations in 2013. Beginning in the second quarter of 2013, we expect to terminate the Bayer transition services agreement and transition to a sales distribution model in Europe, which may negatively impact sales until this change is complete.

Gross product revenues are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargeback’s established at the time revenues are recognized to arrive at product sales, net. Management considers various factors in determination of such provisions, which are described more in detail below. Product sales, net may vary from quarter to quarter based on customer mix and whether said customers are entitled to government mandated pricing which will be reflected in chargeback deductions from revenue.

During the three months ended March 31, 2013 and 2012, we also recognized approximately $9.4 million and $3.1 million of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, and $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010. Of the approximately $9.4 million recognized in 2013, we recognized $8.3 million of licensing revenues from Allergan in connection with the amendment of the agreement and reacquisition of licensing rights as described in Note 11.

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Three months ended March 31,
	2013	2012	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$6.8	$8.7	$(1.9)	(21.8)%
Selling, general and administrative	22.3	18.3	4.0	22.4%
Research and development	12.0	8.9	3.1	34.8%
Amortization of purchased intangible assets	2.4	0.9	1.5	154.6%

Total operating costs and expenses	$43.5	$36.8	$6.7	18.3%
Other income (expense), net	(1.3)	0.1	(1.5)	(1056.5%)

Cost of Product Sales. The decrease in total cost of sales relates primarily to a decrease in product revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased as a result of the acquisition of Allos in the financial statements and is primarily due to:

•

$776,000 increase in compensation and associated benefits, which is mainly attributable to general and administrative expenses as a result of the addition of higher level management and the inclusion of Allos personnel, and which includes a $336,000 increase in recruitment fees.

•	$1.2 million increase in commercial costs related to sales of ZEVALIN outside the U.S.

•	$1.1million increase in marketing expenses to promote FOLOTYN

•	$1.1 million increase in professional fees which include legal, audit and tax services

•	$800,000 increase in legal and professional fees related to the shareholder lawsuit and patent litigation

•	$304,000 increase in computer software and services

•	$208,000 increase in rent and utilities due to the addition of the Japan, Colorado, New Jersey and Westlake Village offices.

These increases were partially offset by:

•	$550,000 decrease in non-cash stock compensation expense primarily related to the management incentive plan expenses.

•	$830,000 reduction in legal and professional fees related to the Allos tender offer and the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

We expect that sales and marketing activities, and therefore, selling, general and administrative expenses will decrease over the remainder of 2013.

Research and Development. Research and development expenses increased as a result of the inclusion of Allos in the financial statements and is primarily due to:

•	$3.4 million increase in continuing clinical costs, of which, $1.4 million relates to FOLOTYN studies

•	$139,000 increase in compensation and associated benefits

•	$283,000 increase in non-cash compensation expense

•	$322,000 increase in transitional services and regulatory fees for ZEVALIN Ex U.S. Rights

These increases were partially offset by:

•	$872,000 decrease for drug product

•	$197,000 decrease in legal and professional fees

We expect research and development expenses to range between approximately $50.0 and $55.0 million for 2013, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $2.4 million and $930,000 in the first three months of 2013 and 2012, respectively, due to the amortization of intangibles from the acquisition of ZEVALIN Ex. U.S. Rights and the amortization of intangibles recognized from the acquisition of Allos.

Other Income (Expense), net. The principal components of other net income (expense), net consisted of an increase in foreign currency losses of approximately $1.0 million and an increase of $425,000 in interest expense in connection with the revolving line of credit. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

	Three months ended March 31,
	2013	2012	$ Change	% Change
	($ in millions)
Benefit for income taxes	3.3	23.3	20.0	(85.7%)

Benefit for Income Taxes. As a result of our year-to-date operating loss, we recorded a benefit for income taxes of $3.3 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, we recorded a tax benefit of $23.3 million primarily as a result of the releasing $24 million of valuation allowance on domestic deferred tax assets as of January 1, 2012 as a discrete tax adjustment.

The release of the valuation allowance in 2012 was due to a change in judgment regarding the expected realization of our domestic deferred tax assets after considering positive and negative evidence which existed as of the quarter ended March 31, 2012. We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized. We also maintain a partial valuation allowance against the domestic deferred tax assets acquired in the Allos business combination due to the fact that a substantial portion of Allos’ deferred tax liabilities relate to indefinite lived In Process Research & Development costs which were not considered a source of income to support the realization of Allos’ deferred tax assets. Realization of the balance of Allos’ deferred tax assets were primarily supported through our income projections.

Our projected annual effective tax rate before discrete items was approximately 55.9% and 8.1% for the three months ended March 31, 2013 and March 31, 2012, respectively. The lower estimated tax rate, or ETR, in 2012 is principally due to the tax benefit realized as a result of the release of the remaining balance of the $47.3 million domestic valuation allowance as of January 1, 2012 against 2012 earnings. The higher ETR in 2013 is principally due to the fact that there is no corresponding valuation allowance release in 2013 to shelter taxes and there is lower forecasted income in 2013 which has reduced the Company’s ability to absorb the impact of unfavorable permanent differences as compared to prior periods.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. During the quarter ended March 31, 2013 we recognized $596,000 as a discrete tax benefit due to the retroactive reinstatement of the U.S. R&D tax credit for 2012.

Nature of Each Accrual That Reduces Gross Revenue to Net Revenue

Provisions for government rebates, commercial rebates, chargebacks, data and distribution product returns, sales discounts and rebates and estimates for chargebacks are established as a reduction of product sales revenue at the time revenues are recognized. We consider various factors in determining such provisions. Such estimated amounts are deducted from our gross sales to determine our net revenues. Provisions for bad and doubtful accounts are deducted from gross receivables to determine net receivables. Provisions for chargebacks, returns, rebates and discounts are classified as part of our accrued obligations. Changes in our estimates, if any, are recorded in the statements of operations in the period the change is determined. If we materially over or under estimate the amount, there could be a material impact on our condensed consolidated financial statements.

For the three months ended March 31, 2013 and 2012, the following is a roll forward of the reductions to revenue:

	Rebates and Chargebacks	Data and Distribution and GPO Fees	Prompt Pay Discount	Returns	Total
	($ in ‘000’s)
Period ended March 31, 2013:
Balances at beginning of the period	$26,176	$14,149	$1,451	$5,056	$46,832
Add provisions:	10,719	4,341	92	(1,525)	13,627
Less: Credits or actual allowances:	(14,913)	(9,924)	(1,136)	(104)	(26,077)

Balances at the close of the period	$21,982	$8,566	$407	$3,427	$34,382

Period ended March 31, 2012:
Balances at beginning of period	$9,064	$9,808	$992	$4,000	$23,864
Add provisions:	19,449	3,928	1,159	508	25,044
Less: Credits or actual allowances:	(12,062)	(4,496)	(901)	(8)	(17,467)

Balances at the close of the period	$16,451	$9,240	$1,250	$4,500	$31,441

Amounts recorded as allowances on our condensed consolidated balance sheets for 2013 and 2012 are reflected in the table above. The basis and methods of estimating these allowances, used by management, are more fully described in “Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the three months ended March 31, 2013, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

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

We are exposed to certain market risks. Our primary exposures relate to (1) interest rate risk on our investment portfolio, (2) credit risk of the companies’ bonds in which we invest, (3) interest rate risk on borrowings under the Credit Facility (4) general credit market risks as have existed since late 2007 and (5) the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks on our investment portfolio by investing in highly liquid, highly rated instruments and not investing in long-term maturity instruments.

In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of March 31, 2013 and 2012, were primarily in money market accounts, short-term corporate bonds, certificates of deposit, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong and well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by many banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds are being constantly monitored. Because of our ability to generally redeem these investments at par on short notice and without penalty, we believe that changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2013 or 2012, any decline in the fair value of our investments or increase in our obligations under our credit agreement (described below) would not be material in the context of our condensed consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments and investing in highly rated securities.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies.

In connection with our acquisition of Allos Therapeutics, Inc. in September 2012, we entered into a credit agreement with Bank of America, N.A. as the administrative agent and Wells Fargo Bank, N.A. as an initial lender. The credit agreement provides us with a committed $75 million revolving line of credit facility which may be increased up to $125 million, subject to meeting certain customary conditions and obtaining commitments for such increase from our lenders. The credit agreement contains certain financial covenants and expires on September 5, 2014.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this quarterly report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH); Junqian Carroll v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00498-RBJ-CF); Gary Santi v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00502-LDG-CWH); William Skene v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 10, 2013 in United States District Court, District of Nevada; Case Number 3:2013-cv-00175-RBJ-VPC); and Rubin v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 24, 2013 in the United States District Court, District of Nevada; Case Number 3:2013-cv-00212-RCJ-VPC). These putative class actions raise substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); and Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott and Dr. Rajesh C. Shrotriya. These substantially identical lawsuits allege six counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. The lawsuits also allege a seventh count for breach of fiduciary duties for insider selling and misappropriation of information against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida. The complaints allege that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees.

Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B). This derivative complaint is brought by the purported shareholder on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott and Dr. Rajesh C. Shrotriya. The lawsuit alleges three counts against all defendants: breach of fiduciary duty; waste of corporate assets; and unjust enrichment. The complaint alleges that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaint alleges that, as a result of the March 12, 2013 press release, the Company’s stock price declined significantly. The complaint seeks compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, equitable and/or injunctive relief, and costs and fees.

We are involved with various legal matters arising in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our condensed consolidated results of operations, cash flows or financial condition.

SEC Subpoena

On April 1, 2013, the Company received a subpoena from the SEC for documents pursuant to a formal order of investigation. The subpoena followed the Company’s March 12, 2013 announcement that it anticipated a change in ordering patterns of FUSILEV. The Company is cooperating with the SEC investigation. The Company cannot predict when the SEC will conclude its investigation or the outcome of the investigation.

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. There have been no material changes to the “Risk Factors” section included in our 2012 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2013, pursuant to the terms of a consulting agreement, we issued five-year warrants to purchase 50,000 shares of our common stock at an exercise price of $7.51 per share to a consultant as compensation for services provided under the consulting agreement. We received no cash proceeds in connection with this issuance. We issued such warrants without registration under the Securities Act in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act. The foregoing transaction did not involve any public offering; we made no solicitation in connection with the issuance; we obtained representations from the consultant regarding his investment intent, experience, “accredited investor” status and sophistication; and the consultant either received or had access to adequate information about us in order to make an informed investment decision. Additionally, at the time of its issuance, the warrants were deemed to be restricted securities for purposes under the Securities Act and such securities (and shares issued upon exercise of the warrants) will bear a legend to that effect. No underwriting discounts or commissions were paid in conjunction with the issuance.

During the three months ended March 31, 2013, we purchased 235,000 shares of our common stock under our previously approved repurchase plan for an aggregate purchase price of approximately $1.7 million. The following table provides information regarding our repurchases for each month comprising the first quarter of fiscal year 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 – January 31, 2013	—	$—	—	$88,017,308
February 1, 2013 – February 29, 2013	—	$—	—	$88,017,308
March 1, 2013 – March 31, 2013	235,000	$7.00	235,000	$86,365,587

Total	235,000	$7.00	235,000

(1)	On August 10, 2012, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, through 10b5-1 plans or in privately negotiated transactions, each in accordance with applicable SEC rules, when opportunities become available to purchase shares at prices believed to be attractive. The term for the repurchase program expires August 1, 2013, however, we may suspend or terminate it at any time.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1+	License Agreement between Spectrum Pharmaceuticals Inc. And CyDex Pharmaceuticals, Inc., dated March 8, 2013. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

10.2+	Supply Agreement dated as of March 8, 2013, by and between Spectrum Pharmaceuticals, Inc., and CyDex Pharmaceuticals, Inc. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule24b promulgated under the Securities Exchange Act of 1934, as amended.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: May 9, 2013	By:	/s/ Brett L. Scott
Brett L. Scott
Senior Vice President, Acting Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1+	License Agreement between Spectrum Pharmaceuticals Inc. And CyDex Pharmaceuticals, Inc., dated March 8, 2013. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

10.2+	Supply Agreement dated as of March 8, 2013, by and between Spectrum Pharmaceuticals, Inc., and CyDex Pharmaceuticals, Inc. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule24b promulgated under the Securities Exchange Act of 1934, as amended.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.