Form 10-Q
period 2013-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2013-08-09
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, 63,307,719 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

Item 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and equivalents	$121,103	$139,698
Marketable securities	3,312	3,310
Accounts receivable, net of allowance for doubtful accounts of $239 and $228, respectively	52,379	92,169
Inventories, net	15,312	14,478
Prepaid expenses and other current assets	7,149	2,745
Tax asset	13,785	12,473

Total current assets	213,040	264,873
Property and equipment, net	2,004	2,548
Intangible assets, net	203,017	202,311
Goodwill	28,940	28,973
Other assets	13,568	7,569

TOTAL ASSETS	$460,569	$506,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$85,249	$95,297
Accrued compensation and related expenses	4,363	4,835
Deferred revenue	2,000	12,300
Deferred development costs	3,251	856
Accrued drug development costs	12,896	15,109

Total current liabilities	107,759	128,397
Deferred revenue and other credits—less current portion	3,680	2,937
Deferred development costs, less current portion	15,400	11,377
Deferred payment contingency	—	2,287
Other long-term obligations	6,130	1,430
Revolving line of credit	50,000	75,000

Total liabilities	182,969	221,428
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 60,284,571 and 60,026,675 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	60	60
Additional paid-in capital	468,653	463,710
Accumulated other comprehensive gain	1,050	273
Accumulated deficit	(192,286)	(179,320)

Total stockholders’ equity	277,600	284,846

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,569	$506,274

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$32,213	$65,627	$61,559	$122,411
License and contract revenue	1,019	3,075	10,340	6,150

Total revenues	$33,232	$68,702	$71,899	$128,561

Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	7,268	11,574	14,050	20,247
Selling, general and administrative	22,629	23,347	44,976	41,609
Research and development	10,501	9,583	22,482	18,474
Amortization and impairment of purchased intangibles	3,372	1,636	5,740	2,566

Total operating costs and expenses	43,770	46,140	87,248	82,896

(Loss) income from operations	(10,538)	22,562	(15,349)	45,665
Other income (expense), net	(163)	(1,507)	(1,481)	(1,369)

(Loss) income before income taxes	(10,701)	21,055	(16,830)	44,296
Benefit (provision) for income taxes	524	(2,985)	3,864	20,316

Net (loss) income	$(10,177)	$18,070	$(12,966)	$64,612

Net (loss) income per share:
Basic	$(0.17)	$0.31	$(0.22)	$1.10

Diluted	$(0.17)	$0.29	$(0.22)	$1.01

Weighted average shares outstanding:
Basic	58,977,295	58,763,700	58,995,735	58,617,530

Diluted	58,977,295	63,387,003	58,995,735	63,666,546

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(10,177)	$18,070	$(12,966)	$64,612
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities	99	(369)	967	(301)
Foreign currency translation adjustment	57	3	171	3
Income tax	(37)	—	(361)	—

Other comprehensive income (loss), net	119	(366)	777	(298)
Total comprehensive (loss) income	$(10,058)	$17,704	$(12,189)	$64,314

See accompanying notes to condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net (loss) income	$(12,966)	$64,612
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred revenue	(10,300)	(6,150)
Depreciation and amortization	6,618	4,043
Stock-based compensation	5,671	6,097
Deferred income tax benefit	(6,039)	(31,493)
Provision (recovery) for bad debt	44	(31)
Provision for inventory obsolescence	1,041	437
Change in fair value of Allos deferred development costs and deferred payment contingency	(2,869)	—
Impairment of intangible assets	1,023	—
Foreign currency remeasurement loss	654	1,354
Excess tax benefits from share-based compensation	—	(2,181)
Changes in operating assets and liabilities:
Accounts receivable, net	39,746	(33,105)
Inventories, net	(1,875)	2,639
Prepaid expenses and other assets	(5,691)	(950)
Accounts payable and other accrued obligations	(9,671)	36,409
Accrued compensation and related expenses	(472)	1,717
Accrued drug development costs	(2,213)	932
Deferred revenue and other credits	743	619

Net cash provided by operating activities	3,444	44,949

Cash Flows From Investing Activities:
Sales and maturities of marketable securities	—	57,797
Purchases of marketable securities	—	(11,944)
Acquisition of Melphalan license	(3,000)	—
Purchases of property and equipment	(127)	(302)
Purchases of available for sale securities	—	(622)
Acquisition of ZEVALIN Rights	—	(25,435)

Net cash (used in) provided by investing activities	(3,127)	19,494

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	1,137	2,523
Proceeds from contributions to ESPP	197	372
Payments to acquire treasury stock	(1,652)	(317)
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(410)	(326)
Proceeds from Munidpharma collaboration amendment	7,000	—
Proceeds from revolving line of credit	100,000	—
Repayment of revolving line of credit	(125,000)	—
Repayment of capital leases	—	(9)
Excess tax benefits from share-based compensation	—	2,181

Net cash (used in) provided by financing activities	(18,728)	4,424

Effect of exchange rates on cash	(184)	85
Net (decrease) increase in cash and cash equivalents	(18,595)	68,952
Cash and cash equivalents—beginning of period	139,698	121,202

Cash and cash equivalents—end of period	$121,103	$190,154

Supplemental Disclosure of Cash Flow Information:
Melphalan license included in intangible assets and other long term obligations	$4,700	$—

Inventory liability assumed in acquisition	$—	$580

Retirement of treasury shares	$1,652	$—

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

The condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2013 and the results of operations and cash flows for the related interim periods ended June 30, 2013 and 2012. The results of operations and trends for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other periods. The unaudited financial statements included in this quarterly report should be read in conjunction with our audited financial statements for the year ended December 31, 2012, included in the Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The accounting policies followed by us and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed on February 28, 2013 with the SEC. We have not changed our significant accounting policies as of June 30, 2013. You should read this Quarterly Report on Form 10-Q in connection with the information contained in our Annual Report on Form 10-K filed on February 28, 2013.

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

Revenue Recognition

Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to the customer. We sell our products to wholesalers and distributors of oncology products and directly to the end user, directly or through Group Purchasing Organizations or GPO’s (e.g., certain hospitals or hospital systems and clinics with whom we have entered into a direct purchase agreement). Our wholesalers and distributors purchase our products and sell the products directly to end users, which include, but are not limited to, hospitals, clinics, medical facilities, managed care facilities and private oncology based practices. Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to the customer, and the following additional criteria are met:

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

Generally revenue is recognized when all four of the following criteria are met:

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

During 2009, we changed the supply and distribution model for ZEVALIN in the U.S. Previously, we sold ZEVALIN kits containing the CD20 MAB to radiopharmacies, who in turn ordered the radioactive isotope (Y-90 or In-111) separately and radiolabeled (or attached) the radioactive isotope to the CD20 MAB. The radiopharmacy then sold the end user product to the consumer. Under the current model in the U.S. we do not sell the ZEVALIN kits containing the CD20 MAB to the radiopharmacies, but instead contract with them, as a fee-for-service, to radiolabel the individual components of the CD20 MAB to the radioactive isotope, and then, also under a fee-for-service arrangement, have them distribute the end use product to the end user; the clinics, hospitals or other medical settings. In this regard, we now sell the CD20 MAB together with the radioactive isotope in the U.S. as the end user product. In November 2011, we received FDA approval to remove the bioscan and starting in January 2012 we are no longer supplying the imaging kit (In-111) in the U.S. which was formerly used for the bioscan.

Beginning in the second quarter of 2013, we terminated our transition services agreement with Bayer Pharma AG and transitioned to a sales distribution model in Europe. Sales of ZEVALIN to certain new customers will be recognized on a cash basis until collectability is reasonably assured.

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

Medicaid Rebates

Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We record estimated rebates payable under governmental programs, including Medicaid, as a reduction of revenue in the same period the related sale is recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. Our estimate of utilization is based on historical claims and supplemented by management’s judgment with respect to many factors, including changes in sales trends, an evaluation of current laws and regulations and product pricing. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Commencing in the second quarter of 2013, we refined our methodology to estimate rebate claims remaining in channel inventory which resulted in a $1.0 million increase in the Medicaid rebate accrual at June 30, 2013 and corresponding increase to net loss for the three and six months ended June 30, 2013. Additionally, there is a time lag between the date we determine the estimated liability and when we actually pay the liability. Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale.

Distribution and Data Fees

Distribution and data fees are paid to authorized wholesalers and specialty distributors of FUSILEV and FOLOTYN as a percentage of WAC for products sold which is a reduction of revenue in the same period the related sale is recorded. The services provided include contract administration, inventory management, product sales reporting by customer and returns for clinics and hospitals. We accrue distribution and data fees based on a percentage of FUSILEV and FOLOTYN revenues that are set and governed by distribution agreements.

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

On May 29, 2013, we amended our agreement with Mundipharma (see Notes 6 and 10).

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

We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. We recorded an impairment loss of $1.0 million during the three and six months ended June 30, 2013 related to the amendment of the Mundipharma agreement in May 2013. There were no other impairment losses recorded during the quarters ended June 30, 2013 or 2012.

Acquisitions and Collaborations

For all in-licensed products, we perform an analysis to determine whether we hold a variable interest or interests that give us a controlling financial interest in a variable interest entity. On the basis of our interpretations and conclusions, we determine whether the acquisition falls under the purview of variable interest entity accounting and if so, consider the necessity to consolidate the acquisition. As of June 30, 2013, we determined there were no variable interest entities required to be consolidated other than our Canadian affiliate, Spectrum Pharma Canada.

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

Foreign Currency Translation

We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to US dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income (loss) in the statement of comprehensive income (loss).

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any period presented.

Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with authoritative guidance which requires the disclosure of all components of comprehensive income, including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive income (loss) at June 30, 2013 and 2012, respectively consisted primarily of foreign currency translation adjustments and net unrealized gains/losses on investments in marketable securities as of that date.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance became effective for reporting periods beginning after December 15, 2012, with early adoption permitted. We adopted the provisions of the guidance in the first quarter of 2013 and had no significant reclassifications out of accumulated other comprehensive income to net loss during the six months ended June 30, 2013.

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

	Net Loss	Weighted- Average Shares Outstanding (Denominator)	Loss Per Share
(in thousands, except share and per share data)
Three Months Ended June 30, 2013
Basic and diluted loss per share:	$(10,177)	58,977,295	$(0.17)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

June 30, 2013
Preferred shares	40,000
Options	2,412,230
Incremental shares assumed issued on exercise of in the money warrants	115,249
Unvested restricted stock	1,102,654

3,670,133

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Three Months Ended June 30, 2012
Basic earnings per share:	$18,070	58,763,700	$0.31

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,069,118
Incremental shares assumed issued on exercise of in the money warrants		251,578
Unvested restricted stock		262,607

Diluted earnings per share	$18,070	63,387,003	$0.29

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options excluded from the calculation		301,708

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Six Months Ended June 30, 2013
Basic earnings per share:	$(12,966)	58,995,735	$(0.22)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

June 30, 2013
Preferred shares	40,000
Options	3,211,911
Incremental shares assumed issued on exercise of in the money warrants	173,031
Unvested restricted stock	1,102,654

4,527,596

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Six Months Ended June 30, 2012
Basic earnings per share:	$64,612	58,617,530	$1.10

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,483,596
Incremental shares assumed issued on exercise of in the money warrants		269,403
Unvested restricted stock		256,017

Diluted earnings per share	$64,612	63,666,546	$1.01

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options excluded from the calculation		155,750

2.	Acquisitions

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

We accounted for the acquisition of the rights as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet regardless of the likelihood of success of the related product or technology. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three months ended March 31, 2013 were approximately $15,000. There were no corresponding expenses for the three months ended June 30, 2013.

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following items ($ in 000’s):

Cash consideration	$3,000
Liability assumed—contingent consideration	4,700

Total purchase consideration	$7,700

Fair Value Estimate of Asset Acquired and Liability Assumed

The total purchase consideration is allocated to the acquisition of the net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows ($ in 000’s):

In-process research and development—Captisol-enabled®, propylene glycol-free melphalan rights	$7,700

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

Allos Acquisition

Spectrum acquired Allos Therapeutics, Inc. on September 5, 2012 as discussed further in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 27, 2013. The results of operations of the Allos acquisition are included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations for the three and six months ended June 30, 2012 assume the Allos acquisition had occurred on January 1, 2012 ($ in 000’s):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Total revenues	$82,174	$153,367

Income from operations	$19,758	$30,860

Net income	$13,259	$47,364

Basic net income per share	$0.23	$0.81

Diluted net income per share	$0.21	$0.74

3.	Cash, Equivalents and Marketable Securities

As of June 30, 2013, we held substantially all of our cash, equivalents and marketable securities at major financial institutions, which must invest our funds in accordance with our investment policy with the principal objectives of such policy being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, which are primarily US treasury bills or US treasury backed securities, with limitations on investing in securities of any single issuer. We maintain cash balances in excess of federally insured limits in reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation and third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments and limit investing in long-term maturity instruments.

Cash, equivalents and marketable securities, including long term bank certificates of deposits, and investments totaled $127.9 million and $145.5 million as of June 30, 2013 and December 31, 2012, respectively. Long term bank certificates of deposit include a $250,000 restricted certificate of deposit that collateralizes tenant improvement obligations to the lessor of our principal offices. The following is a summary of such investments (in 000’s):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash	Marketable Security
						Current	Long Term
June 30, 2013
Cash and equivalents	$121,103	$—	$—	$121,103	$121,103	$—	$—
Bank CDs (including restricted certificate of deposit of $250)	252	—	—	252	—	252	—
Money market currency funds	3,060	—	—	3,060	—	3,060	—
Other securities (included in other assets)	1,747	1,702	—	3,449	—	—	3,449

Total investments	$126,162	$1,702	$—	$127,864	$121,103	$3,312	$3,449

December 31, 2012
Cash and equivalents	$139,698	$—	$—	$139,698	$139,698	$—	$—
Bank CDs (including restricted certificate of deposit of $250)	987	—	—	987	—	987	—
Money market currency funds	2,323	—	—	2,323	—	2,323	—
Other securities (included in other assets)	1,747	733	—	2,480	—	—	2,480

Total investments	$144,755	$733	$—	$145,488	$139,698	$3,310	$2,480

As of June 30, 2013, none of the securities had been in a continuous unrealized loss position longer than one year.

4.	Fair Value Measurements

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

The fair value of the other long-term liability was classified as Level 3 and valued using the probability of success and the discounted cash flow method of the income approach assuming the FDA approval of Captisol-enabled® melphalan will occur on or about December 31, 2015.

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

The carrying values of our cash and cash equivalents, marketable securities, other securities and common stock warrants, carried at fair value as of June 30, 2013 are classified in the table below in one of the three categories of the fair value hierarchy described below:

	Fair Value Measurements ($ in ‘000’s)
	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets:
Cash and equivalents	$121,103	$—	$—	$121,103
Bank CDs (including restricted certificate of deposit of $250)	—	252	—	252
Money market currency funds	—	3,060	—	3,060

Cash and equivalents, and marketable securities and investments	121,103	3,312	—	124,415
Deferred compensation investments, including life insurance cash surrender value	—	4,311	—	4,311
Other securities	3,449	—	—	3,449

	$124,552	$7,623	$—	$132,175

Liabilities:
Deferred executive compensation liability	—	3,206	—	3,206
Deferred development costs	—	—	18,651	18,651
Melphalan license contingent consideration	—	—	4,700	4,700
Contingent value right	—	—	—	—

	$—	$3,206	$23,351	$26,557

The following summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of 1 Unobservable Inputs (Level 3) ($ in 000’s)

Balance at December 31, 2011	$—
Transfers in / (out) of Level 3:
Deferred development costs	12,233
Deferred payment contingency	2,287
Contingent right value	—

Balance at December 31, 2012	14,520
Transfers in / (out) of Level 3:
Other long term liabilities	4,700
Deferred development costs	6,418
Deferred payment contingency	(2,287)

Balance at June 30, 2013	$23,351

5.	Revolving Line of Credit

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

The Credit Facility bears interest, at our election, at a rate equal to the London Interbank Offer Rate, or LIBOR rate, or the base rate, plus an applicable margin (4.25% at June 30, 2013). The applicable margin is as follows:

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

The base rate is subject to a floor that is 100 basis points above the LIBOR rate. The LIBOR rate does not include a floor and, with respect to it, interest periods of 1, 2, 3 and 6 months may be selected. Related interest expense was $572,000 for the six months ended June 30, 2013.

We incurred $976,000 in related loan costs and fees, which were deferred and will be amortized using the effective interest method over 24 months, the term of the Credit Facility. Amortization expense included in interest expense in the accompanying condensed consolidated statements of operations was $244,000 and $0 for the six months ended June 30, 2013 and 2012.

An unused line fee is payable quarterly in an amount ranging from 0.375 to 0.625% of the sum of the average daily unused portion of the facilities during any quarter based upon consolidated leverage ratio as at the last test date. A customary fee is also payable to the administrative agent on an annual basis in advance. Related interest expense for the unused line fee was $118,000 for the six months ended June 30, 2013.

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

On the closing date of September 5, 2012, we drew $50 million on the Credit Facility and used the proceeds to pay a portion of the purchase price for Allos. At June 30, 2013, $50 million was outstanding on the Credit Facility and there was $25 million available to borrow. At June 30, 2013, we were in compliance with all financial covenants. In July 2013, we repaid $25 million of the then outstanding balance.

Additional revolving loans may be drawn and all revolving loans may be repaid and re-borrowed from time to time in an amount not to exceed the total commitment amount. Any such loan proceeds may be used for working capital and other general corporate purposes for us or our subsidiaries.

Amendment to Credit Agreement

On July 16, 2013, we entered into an amendment to the Credit Agreement dated as of September 5, 2012 with Bank of America, N.A., in its capacity as administrative agent for the lenders and other parties signatory thereto, to, among other things, permit the acquisition of Talon Therapeutics, Inc., reduce the maximum aggregate borrowing amount under the revolving line of credit to $50 million, and to revise the interest rate on borrowings under the revolving line of credit.

6.	Intangible Assets and Goodwill

Intangible assets consist of the following ($ in 000’s):

	June 30, 2013
	Gross Amount	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Weighted Average Amortization Period (years)
ZEVALIN intangibles—US	$41,900	$(21,595)	$—	$—	$20,305	5.5
ZEVALIN intangibles—Ex. US	23,490	(3,604)	(663)	—	19,223	8.8
FUSILEV intangibles	16,778	(3,966)	—	—	12,812	6.5
FOLOTYN license with Mundipharma	27,900	(2,300)	—	(1,023)	24,577	9.3
FOLOTYN distribution rights—US & Canada	118,400	—	—	—	118,400	n/a
Melphalan license with CyDex Pharmaceuticals	7,700	—	—	—	7,700	n/a

Total intangible assets	$236,168	$(31,465)	$(663)	(1,023)	$203,017

On May 29, 2013 the Company and Mundipharma entered into an amendment to their collaboration agreement in order to modify the scope of the Mundipharma licensed territories and the respective development obligations of the parties. As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. The modification of the Company’s associated royalty and milestone rights constituted a change in the contractual provisions under which the Company measured its original acquired intangible asset (FOTOLYN license) with Mundipharma. The Company determined that an impairment of the Mundipharma intangible asset of $1.0 million resulted from the amendment and is recorded in the amortization and impairment of purchased intangibles in the accompanying statement of operations.

During the six months ended June 30, 2013, ZEVALIN and FOLOTYN intangible amortization of $3.3 million and $1.4 million, respectively, is included in amortization of purchased intangibles. In addition, during the six months ended June 30, 2013, $986,000 is included in cost of product sales related to FUSILEV milestones.

Goodwill

Goodwill includes the following:

	June 30, 2013	December 31, 2012
	($ in ‘000’s)
Acquisition of Zevalin Rights	$2,525	$2,525
Acquisition of Allos	26,485	26,485
Foreign exchange translation effects	(70)	(37)

	$28,940	$28,973

7.	Inventories

Inventories, net of allowances consisted of the following:

	June 30, 2013	December 31, 2012
	($ in ‘000’s)
Raw materials	$1,580	$887
Work-in-process	4,150	7,302
Finished goods	9,582	6,289

	$15,312	$14,478

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors, and record reserves for obsolete and slow-moving inventories for amounts which we may not realize.

8.	Accounts payable and accrued obligations

Accounts payable and other accrued obligations consisted of the following:

	June 30, 2013	December 31, 2012
	($ in ‘000’s)
Trade payables	$32,972	$34,352
Allowance for rebates	20,683	11,023
Accrued product royalty	9,292	12,275
Allowance for returns	2,650	5,056
Accrued data and distribution fees	4,459	8,449
Accrued GPO administrative fees	2,672	2,650
Inventory management fee	1,690	3,050
Accrued income taxes	—	470
Allowance for chargebacks	9,372	15,153
Other accrued obligations	1,459	2.819

	$85,249	$95,297

9.	Income Taxes

On an interim basis, we estimate that the anticipated annual effective tax rate for the provision for income taxes would be 19.6%. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the we conduct business.

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

Based on the weight of both positive and negative evidence, we concluded that it is more likely than not that the domestic net deferred tax assets would be realized, and therefore, we released our domestic valuation allowance during the quarter ended March 31, 2012. We released approximately $23 million as part of the projected annual effective tax rate and released the remaining $24 million of the domestic valuation allowance as a discrete item in the quarter ended March 31, 2012. We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it not more likely than not that the foreign net deferred tax assets will be realized. We also maintain a partial valuation allowance against the domestic deferred tax assets acquired in the Allos business combination due to the fact that a substantial portion of Allos’ deferred tax liabilities relate to indefinite lived In Process Research & Development costs which are not considered a source of income to support the realization of Allos’ deferred tax assets. Realization of the balance of Allos’ deferred tax assets continue to be primarily supported through our income projections.

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

As the result of Allos becoming our wholly owned subsidiary effective September 5, 2012, on a consolidated basis we assumed obligations under a strategic collaboration agreement with Mundipharma, or the Mundipharma Collaboration Agreement, pursuant to which we agreed to collaborate in the development of FOLOTYN according to a mutually agreed-upon development plan, as updated by the parties from time to time. Under the Mundipharma Collaboration Agreement, we retained full commercialization rights for FOLOTYN in the United States and Canada with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, or the Mundipharma territories.

On May 29, 2013 the Company and Mundipharma entered into an amendment to amend and restate the Collaboration Agreement, referred to as the Amended Collaboration Agreement in order to modify the scope of the licensed territory and the respective development obligations of the parties. As a result of the Amended Collaboration Agreement, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. In addition, the Company received $7.0 million from Mundipharma. All other terms and conditions remained unchanged from the original collaboration agreement.

Pursuant to the Amended Collaboration Agreement, we may receive potential regulatory milestone payments of up to $16 million and commercial progress- and sales-dependent milestone payments of up to $107 million. All of these remaining potential milestone payments are not deemed to be substantive for accounting purposes and will be recognized when the appropriate revenue recognition criteria have been met. We will also receive tiered double digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories consistent with the terms of the original Collaboration Agreement.

The Company also entered into a separate supply agreement with Mundipharma Medical Company, an affiliate of Mundipharma, pursuant to which we have agreed to supply FOLOTYN for use in clinical trials for which Mundipharma bears operational responsibility and to support Mundipharma’s commercial requirements. We refer to this as the Mundipharma Supply Agreement, and we refer to the Mundipharma Supply Agreement and the Amended Collaboration Agreement together as the Amended Mundipharma Agreements.

As part of the original Collaboration Agreement, we were obligated to perform research and development services related to jointly agreed-upon clinical development activities through approximately 2022, with cost sharing as discussed below. The Company recorded the fair value of the related deferred development cost obligation of $12.3 as of September 5, 2012, using the discounted cash flow method of the income approach.

In connection with the Amended Collaboration Agreement, the Company determined that the entire $7.0 million development payment from Mundipharma is allocable as arrangement consideration related to the research and development services obligation described above, resulting in an aggregate development cost liability of $18.7 million at June 30, 2013. The development cost liability includes assumptions about internal estimates of research and development personnel needed to perform the research and development services; and estimates of expected cash outflows to third parties for services and supplies for our projected clinical trial enrollment and patient treatment-related follow up time periods through approximately 2031. As with the Company’s previous accounting for the development cost liability, the Company will reevaluate the measurement of this liability at each subsequent reporting date and record the change in measurement to research and development expense.

Under the original Collaboration Agreement, Mundipharma was initially responsible for 40% of the joint development costs incurred by the parties, which increased to 50% upon the later of (i) the calendar quarter of the first approval of FOLOTYN in the EU for relapsed or refractory PTCL or first-line PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The “development cost differential” was defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share. To the extent that this development cost differential did not meet or exceed $15.0 million by December 31, 2019, then the Company was obligated to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019. The Company recorded the joint development cost reimbursements received from Mundipharma as research and development in the statement of operations; and we record the full amount of our joint development costs as research and development expense. Research and development for the three and six months ended June 30, 2013 included $268,000 and $589,000, respectively, related to the 40% joint development cost reimbursement under the original Collaboration Agreement.

The Amended Collaboration Agreement eliminated the development cost differential computation requirement. Prospectively, the Company and Mundipharma will bear their own development costs. The Amended Collaboration Agreement required Spectrum to compute the remaining development cost differential amount which was $12,099 as of May 31, 2013. The Company determined that the remaining development cost differential liability pursuant to the Amended Collaboration Agreement was $18.7 million which is included in the Company’s balance sheet at June 30, 2013. As a result of the amendment, Spectrum reevaluated the fair value measurement of the related contingent payment obligation and determined that its fair value was zero, as no remaining contingent obligation remained at May 29, 2013. Therefore, the Company recorded the difference between the carrying value and the new fair value of the related contingent payment obligation of $2.4 million at May 29, 2013 to research and development expense in the accompanying statement of operations.

As of June 30, 2013, accounts receivable related to the Mundipharma Agreements totaled $24,000. As of June 30, 2013 and December 31, 2012, deferred amounts related to the Mundipharma Agreements consisted of ($ in 000’s):

	June 30, 2013	December 31, 2012
Deferred development cost liability	$3,251	$856

Deferred development cost liability, less current portion	15,400	11,377
Deferred payment contingency	—	2,287

	$18,651	$14,520

11.	Commitments and Contingencies

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

In accordance with the terms of such agreements, RIT is required to meet specified payment obligations including a commercial milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the United States, which has not been met as of June 30, 2013, as well as U.S. net sales-based royalties of low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa Corporation. Such agreements generally continue until the last to expire of the licensed patents unless earlier terminated in accordance with the terms of the agreement for bankruptcy or material breaches that remain uncured. The patents that are subject to the agreements expire between 2014 and 2019.

Asset Purchase Agreement between CTI and Biogen, ZEVALIN U.S.

In connection with the joint venture arrangement with CTI, we entered into an amendment to the original asset purchase agreement between CTI and Biogen, referred to as the CTI/Biogen Agreement, modifying future milestone payments. Pursuant to the terms of the agreement, as amended, (i) upon the achievement of the specified FDA approval milestone, which was achieved in 2009, RIT (as successor to CTI) paid Biogen an additional amount of $5.5 million, (ii) RIT may be required to make an additional $10.0 million milestone payment upon the achievement of an additional FDA approval milestone, and (iii) RIT is required to make yearly royalty payments determined as a mid-single to mid-teen digits percentage of yearly net sales for the preceding year, increasing with the passage of time, with specific rates subject to confidential treatment pursuant to an order by the SEC. The agreement has an indefinite term and is no longer subject to termination; provided, however, that the royalty obligations automatically terminate upon the latest to occur of expiration of the subject patents, the sale by a third party of a biosimilar product in the U.S. or December 31, 2015. CTI’s rights and obligations, including its payment obligations to Biogen for royalties on net sales of ZEVALIN and an additional regulatory milestone payment, under both the CTI/Biogen Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

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

License and Asset Purchase Agreement with Bayer Pharma, ZEVALIN Ex—U.S.

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

In addition, in connection with the achievement of the first sales milestone of $40 million in May 2011 we issued 577,367 shares of common stock to certain of Targent’s stockholders (which was equivalent value to approximately $5 million in cash), as directed by Targent. In September 2011, we achieved the second and final sales milestone of $100 million and paid $5 million in cash for an aggregate with the first sales milestone of $10.0 million. We capitalized the $10.0 million associated with these milestones as intangible assets. These intangible assets are being amortized over the estimated useful life of 8.6 years. As of December 2011, we have met all of the contractual milestones related to FUSILEV.

License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute, FOLOTYN

In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary effective September 5, 2012, on a consolidated basis we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, net of actual rebates, chargebacks and returns, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. For purposes of the FOLOTYN License Agreement, annual worldwide sales consists of our distributor sales and annual net sales of FOLOTYN in the Mundipharma Territories, as reported to us under the Mundipharma Collaboration

Agreement, if and when such sales occur in the Mundipharma Territories. Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million. For the six months ended June 30, 2013, our royalties were 8% of our net distributor sales. As of June 30, 2013, accrued royalties were $1.2 million and are included in accounts payable and accrued obligations on the consolidated balance sheet.

License Agreement with Cydex Pharmaceuticals, Inc., Captisol-enabled, Propyleneglycol-free Melphalan

See Note 2 above.

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

On January 29, 2013, we entered into a second amendment to the license, development, supply and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S. Europe and other territories in exchange for a tiered single digit royalty on certain products containing Apaziquone, and relieved Allergan of its obligations for development, commercialization and other activities. As a result of the second amendment to the agreement with Allergan, Allergan has no remaining obligations to the Company and Spectrum has no remaining performance obligations to Allergan. However, the Company is obligated to pay Allergan a tiered single-digit royalty not to exceed mid-single digits based upon the net sales, when and if earned, of certain products containing Apaziquone in specified territories. Additionally, the Company is obligated to pay any royalties or other payments due to licensors of the Licensed Intellectual Property (as defined in the agreement) as well as to provide indemnification of Allergan for claims arising from the manufacture, development or commercialization of pharmaceutical products containing Apaziquone by the Company. We recognized $8.3 million, the remaining balance of deferred revenue related to this agreement, during the three months ended March 31, 2013 and six months ended June 30, 2013.

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

Supply Agreements

In connection with our acquisition of ZEVALIN, RIT assumed a supply agreement with Biogen Idec Inc., or Biogen, to manufacture ZEVALIN for sale in the U.S. pursuant to which we would purchase from Biogen, and Biogen would provide to us, kits to make ZEVALIN doses for sale to end-users in the U.S. at a “cost plus” manufacturing price. In connection with our acquisition of Captisol-enabled melphalan, we entered into a supply agreement with Ligand pursuant to which, subject to certain exceptions, we agreed to purchase our requirements of Captisol from Ligand.

Employment Agreement

We have entered into an employment agreement with Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer, which expires January 2, 2014. The employment agreement automatically renews for subsequent one-year calendar terms unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the new term. The employment agreement requires Dr. Shrotriya to devote his full working time and effort to our business and affairs during the term of the agreement. The employment agreement provides for a minimum annual base salary with annual increases, periodic bonuses and option grants as determined by the Compensation Committee of our Board of Directors.

Litigation

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH); Junqian Carroll v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00498-RBJ-CF); Gary Santi v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00502-LDG-CWH); William Skene v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 10, 2013 in United States District Court, District of Nevada; Case Number 3:2013-cv-00175-RBJ-VPC); and Rubin v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 24, 2013 in the United States District Court, District of Nevada; Case Number 3:2013-cv-00212-RCJ-VPC). These putative class actions raise substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. The putative class action cases have been consolidated. Plaintiffs’ counsel have filed motions for the appointment of a lead plaintiff and lead plaintiff’s legal counsel. The motions are briefed. Plaintiffs’ counsel represent that an amended complaint will be filed following the Court’s decision on lead plaintiff and lead plaintiffs’ legal counsel.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott and Dr. Rajesh C. Shrotriya. The Fik and Watkins lawsuits allege six counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. The Fik and Watkins lawsuits also allege a seventh count for breach of fiduciary duties for insider selling and misappropriation of information against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida. The Muenchhagen lawsuit alleges five counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; abuse of control; gross mismanagement; and waste of corporate assets. The Muenchhagen lawsuit also alleges two counts against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida for unjust enrichment and for breach of fiduciary duties for insider selling and misappropriation of information. These substantially identical complaints allege that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. The Fik and Watkins cases have been consolidated and stayed. The parties have submitted a notice to consolidate and stay the Muenchhagen case.

Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-682668-C). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott and Dr. Rajesh C. Shrotriya. The Kakadia lawsuit alleges three counts against all defendants: breach of fiduciary duty; waste of corporate assets; and unjust enrichment. The Besner lawsuit alleges five counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; abuse of control; gross mismanagement; and waste of corporate assets. The Besner lawsuit also alleges two counts against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida for unjust enrichment and for breach of fiduciary duties for insider selling and misappropriation of information. The complaints similarly allege that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, equitable and/or injunctive relief, and costs and fees. The cases have been consolidated and stayed.

SEC Subpoena

On April 1, 2013, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) for documents pursuant to a formal order of investigation. The subpoena followed the Company’s March 12, 2013 announcement that it anticipated a change in ordering patterns of FUSILEV. The Company is cooperating with the SEC investigation. The Company cannot predict when the SEC will conclude its investigation or the outcome of the investigation.

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

Treasury Stock

On August 10, 2012, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock through August 1, 2013. The previous authorization was for up to $25 million and covered the period through December 31, 2012. As of June 30, 2013 we have purchased an aggregate of $13.6 million, or 1,338,055 shares, all of which have been retired.

Warrant Activity

We have issued warrants to purchase shares of our common stock to investors as part of financing transactions, or in connection with services rendered by consultants. Our outstanding warrants expire on varying dates through June 2015. Below is a summary of warrant activity during the six months ended June 30, 2013:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2012	395,000	$5.45
Granted	50,000	$7.51

Outstanding, at June 30, 2013	445,000	$5.68

Exercisable, at June 30, 2013	395,000	$5.45

Share-Based Compensation

We record share-based employee compensation expense for all equity-based programs, including stock options, restricted stock grants, 401(k) plan matching and our employee stock purchase plan. Total expense recorded for the three and six month periods ended June 30, 2013 and 2012 is as shown below:

	Three Months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
	($ in ‘000’s)
Research and development	$485	$397	$1,159	$788
Selling, general and administrative	2,439	2,685	4,512	5,309

Total share based compensation expense	$2,924	$3,082	$5,671	$6,097

Stock Options

During the three and six month period ended June 30, 2013, the Compensation Committee of our Board of Directors granted stock options at exercise prices equal to or greater than the closing price of our common stock on the trading day prior to the grant date. The weighted average grant date fair value of stock options granted during the six month period ended June 30, 2013 and 2012 were estimated at approximately $8.71 and $7.57, respectively using the Black-Scholes option pricing model with the following assumptions:

	Six-months ended June 30,
	2013	2012
Divided yield	0.00%	0.00%
Expected volatility	69.5%	72.1%
Risk free interest rate	0.35%	0.40%
Expected life (years)	4.95	4.50

Share based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied a forfeiture rate to unvested awards for the purpose of calculating the compensation cost. These estimates will be reversed in future periods if actual forfeitures differ from our estimates.

During the three and six months ended June 30, 2013, our share-based charge in connection with the expensing of stock options was approximately $1.6 million and $3.0 million, respectively. During the three and six months ended June 30, 2012, our share-based compensation in connection with the expensing of stock options was approximately $1.3 million and $2.6 million, respectively.

As of June 30, 2013, there was approximately $12.2 million of unrecognized stock-based compensation cost related to stock options which we expect to recognize over a weighted average period of approximately 2.41 years.

Restricted Stock

The fair value of restricted stock awards is the grant date closing market price of our common stock, and is charged to expense over the period of vesting. These awards are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested.

During the three and six month periods ended June 30, 2013, the share-based charge in connection with the expensing of restricted stock awards was approximately $1.1 million and $2.0 million, respectively. During the three and six month periods ended June 30, 2012, the share-based compensation in connection with the expensing of restricted stock awards was approximately $1.3 million and $2.5 million, respectively.

As of June 30, 2013, there was approximately $6.7 million of unrecognized share-based compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.67 years.

401(k) Plan Matching Contribution

During the six month period ended June 30, 2013, we issued 50,970 shares of common stock as our matching contribution of approximately $446,000 for 401(k) contributions made by our employees. During the six month period ended June 30, 2012, we issued 26,154 shares of common stock as our matching contribution of approximately $333,500 for 401(k) contributions made by our employees.

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

A total of 5,000,000 shares of common stock are authorized for issuance under the Purchase Plan, and as of June 30, 2013, 420,046 shares have been issued under the Purchase Plan.

Common Stock Reserved for Future Issuances

As of June 30, 2013, approximately 16.3 million shares of our common stock, when fully vested, were issuable upon conversion or exercise of rights granted under prior financing arrangements, stock options and warrants, as follows:

Conversion of Series E preferred shares	40,000
Exercise of stock options	10,932,574
Exercise of warrants	445,000
Employee stock purchase plan shares reserved for issuance	4,579,954
Long-term retention and management incentive plan shares reserved for issuance	346,500

Total shares of common stock reserved for future issuances	16,344,028

13.	Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “Plan”). The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Compensation Committee of the board of directors, or a designee or designees of the Compensation Committee. The Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including management, as selected by the Plan administrator (the “Participants”). Under the Plan, we provide the Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Plan administrator, and we have the option to make discretionary contributions. At June 30, 2013, deferrals and contributions totaling $3.2 million are included in other accrued obligations in the accompanying condensed consolidated balance sheet.

14.	Gross to Net Product Sales

A reconciliation of gross to net product sales for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
	($ in ‘000’s)
Gross product sales	$57,521	$105,442	$100,494	$187,271
Government rebates and chargebacks	(20,364)	(29,824)	(31,083)	(49,273)
Data, distribution and GPO fees	(5,704)	(9,542)	(10,046)	(13,470)
Prompt pay discount	(13)	(1,447)	(105)	(2,606)
Product returns allowance	774	998	2,299	491

Net product sales	$32,212	$65,627	$61,559	$122,411

15.	Subsequent Event

Talon Therapeutics Acquisition

On July 16, 2013, the Company entered into a Securities Purchase Agreement with Eagle Acquisition Merger Sub, Inc., a wholly-owned subsidiary of our company which we refer to herein as Acquisition Sub, and certain stockholders of Talon Therapeutics, Inc., or Talon, whereby, on July 17, 2013, Acquisition Sub purchased all of the shares of common stock of Talon owned by such stockholders, which represented approximately 89% of the outstanding shares of common stock of Talon. On July 16, 2013, we also entered into a Stock Purchase Agreement with Acquisition Sub and Talon, whereby, on July 17, 2013, Acquisition Sub purchased additional shares of common stock from Talon, resulting in Acquisition Sub’s ownership of over 90% of the then outstanding shares of Talon’s common stock. On July 17, 2013, Acquisition Sub consummated a “short form” merger with Talon in accordance with Delaware law in which Acquisition Sub merged with and into Talon, with Talon remaining as the surviving corporation and a wholly-owned subsidiary of the Company. Through the acquisition of Talon, we will gain worldwide rights to Marqibo, an FDA-approved drug that we believe complements our other hematology and oncology products.

In connection with the closing of the acquisition, Spectrum will pay Talon stockholders purchase consideration comprising of an aggregate upfront cash consideration of approximately $11.3 million and issued 3 million shares of its common stock (valued at $8.77 on NASDAQ on July 16, 2013 or approximately $26.3 million) in exchange for the cancellation of all of the outstanding indebtedness under Talon’s credit facility. Talon stockholders will also receive contingent value rights (CVRs) in an aggregate of up to $195.0 million in future cash payments from Spectrum upon the achievement of certain one-time sales-based milestones for Marqibo® and an approval-based milestone for Menadione Topical Lotion upon satisfaction of the following specific milestones, of which there is no assurance that any may be achieved:

•	$5,000,000 upon the achievement of net sales of Marqibo (vincristine sulfate liposome injection) in excess of $30,000,000 in any calendar year;

•	$10,000,000 upon the achievement of net sales of Marqibo in excess of $60,000,000 in any calendar year

•	$25,000,000 upon the achievement of net sales of Marqibo in excess of $100,000,000 in any calendar year

•	$50,000,000 upon the achievement of net sales of Marqibo in excess of $200,000,000 in any calendar year

•	$100,000,000 upon the achievement of net sales of Marqibo in excess of $400,000,000 in any calendar year

•	$5,000,000 upon receipt of marketing authorization from the FDA regarding Menadione Topical Lotion

The CVRs have an estimated fair value of $6.5 million on the date of the acquisition and will not be publicly traded. The Company also entered into a Registration Rights Agreement pursuant to which we filed a registration statement for purpose of registering for resale under the Securities Act of all the shares of our common stock issued in connection with the cancellation of the indebtedness.

Consideration Transferred

The Talon acquisition purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date. The following table summarizes the purchase price ($ in 000’s):

Cash consideration	$11.3
Contingent value right	6.5
Spectrum shares of common stock	26.3

Total purchase consideration	$44.1

Fair Value Estimate of Assets Acquired and Liabilities Assumed

Under the purchase method of accounting, the total purchase consideration is allocated to Talon net tangible and intangible assets based on the preliminary estimated fair values as of the closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill acquired is not deductible for tax purposes. The following table summarizes the fair value of the net assets acquired as of July 17, 2013 ($ in 000’s):

Cash and equivalents	$131
Inventory	611
Prepaid expenses and other current assets	602
Property and equipment	30
Identifiable intangible assets	46,300
Goodwill	20,606

Total assets acquired	68,280
Accounts payable & accrued liabilities	6,870
Contingent value rights	6,500
Deferred tax liability	17,300

Total liabilities assumed	30,670

Net assets acquired	$37,610

The acquired intangible assets consisted of in-process research and development for Marqibo for treatment of acute lymphoblastic leukemia (“ALL”) and Marqibo for treatment of non-Hodgkin’s lymphoma (“NHL”) as follows in the table below ($ in 000’s):

	Value of Intangible Assets Acquired	Weighted-Average Amortization Period

In-process research and development—Marqibo for ALL	$27,800		(1)
In-process research and development—Marqibo for NHL	18,500		(1)

Total identifiable intangible assets	$46,300

(1)	Acquired in-process research and development (“IPR&D”) is an intangible asset classified as an indefinite-lived until the completion or abandonment of the associated R&D effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. Intangible IPR&D is not amortized during the period that it is considered indefinite-lived but rather tested for impairment.

Purchase price adjustments recorded subsequent to the closing date of July 17, 2013 will affect the recorded amount of goodwill.

The fair value of the acquired in-process research and development intangible assets was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered our estimates of future incremental earnings that may be achieved by the intangible assets.

Goodwill is calculated as the excess of the purchase consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Talon includes benefits that the Company believes will result from combining the operations of Talon with the operations of Spectrum and any intangible assets that do not qualify for separate recognition. The Talon acquisition will also allow us to gain additional expertise and intellectual property for the next generation of anti-cancer therapeutics, an expanded and complimentary product mix, and an assembled sales force, which we believe supports the amount of goodwill recognized. Goodwill is not amortized and is not deductible for tax purposes.

Deferred tax liability reflects taxes associated with the acquired in-process research and development assets recognized as part of the acquisition.

With respect to the acquisition discussed above, we believe the preliminary fair values assigned to the assets acquired and liabilities assumed were based upon reasonable assumptions. Actual adjustments will be based on analyses of fair values of identifiable intangible assets, which will be completed after Spectrum obtains a final third-party valuation, performs its own assessments and reviews all available data. The fair value estimates for the purchase price allocation may change if additional information becomes available and could have a material impact.

Proforma information for March 31, 2013 (the last period Talon reported earnings on Form 10-Q) and December 31, 2012 was filed on Form 8K-A on August 6, 2013. There are no Talon revenues and earnings included in the results of the Company for the three and six month period ending June 30, 2013.

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

Business Outlook

We are a biotechnology company with fully integrated commercial and drug development operations with a primary focus in hematology and oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In the United States, or the U.S., we market three oncology drugs, FUSILEV®, FOLOTYN® and ZEVALIN®, and also market ZEVALIN outside of the U.S. We have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical affairs, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. Apaziquone was studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, and is under strategic collaborations with Nippon Kayaku Co. Ltd., or Nippon Kayaku, and Handok Pharmaceuticals Co. Ltd., or Handok. Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, or PTCL, and is under a strategic collaboration with TopoTarget A/S, or TopoTarget. FOLOTYN is being further developed under a collaboration agreement with Mundipharma International Corporation Limited, or Mundipharma.

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

We have several other compounds in earlier stages of development in our portfolio. Based upon a criteria-based portfolio review, we are in the process of streamlining our pipeline drugs, allowing for greater focus and integration of our development and commercial goals.

•

Expanding our pipeline of development stage and commercial drugs through business development activities. It is our goal to identify new strategic opportunities that will create strong synergies with our currently marketed drugs and identify and pursue partnerships for out-licensing certain of our drugs in development. To this end, we will continue to explore strategic collaborations as these relate to drugs that are either in clinical trials or are currently on the market. We believe that such opportunistic collaborations will provide synergies with respect to how we deploy our internal resources. In this regard, we intend to identify and secure drugs that have significant growth potential either through enhanced marketing and sales efforts or through pursuit of additional clinical development. As a result of our business development activities, we announced in March 2013 that we had gained global development and commercialization rights to Ligand Pharmaceuticals’ Captisol-enabled®, propylene glycol-free (PG-free) melphalan. Captisol-enabled melphalan is currently in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. We also announced the acquisition of Talon Therapeutics, Inc. as of July 17, 2013. Through this acquisition, we gained worldwide rights to Marqibo® (vincristine sulfate liposome injection) and Menadione Topical Lotion as described below.

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

Financial Condition

Liquidity and Capital Resources

Our cumulative losses, since inception in 1987 through June 30, 2013, are approximately $193.3 million. We remain dependent upon revenues from our three commercial drugs, specifically FUSILEV, FOLOTYN and ZEVALIN. Our long-term strategy is to continue to generate profits from the sale and licensing of our drug products.

While we believe that the approximately $127.9 million in cash, equivalents and investments, which includes long term marketable securities we had available on June 30, 2013 will allow us to fund our current planned operations for at least the next twelve to eighteen months, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business. If and when appropriate, just as we have done in the past, we may pursue non-dilutive financing alternatives as well. On September 5, 2012, we entered into a credit agreement with Bank of America and Wells Fargo Bank for a $75.0 million revolving line of credit, which was reduced to $50 million on July 16, 2013 in connection with our acquisition of Talon and which can be increased up to $100.0 million, subject to meeting certain customary conditions and obtaining commitments for such increase from the lenders (See Note 5). As of June 30, 2013, $50.0 million has been drawn down on the revolving line of credit and we were in compliance with all financial covenants.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2013, which includes a net loss in the period of $13.0 million adjusted for net non-cash credits of $3.4 million, of which $8.3 million of the $10.3 million of amortization of deferred revenue relates to the amendment of our collaboration agreement with Allergan, $6.0 million for a deferred income tax benefit offset by $6.6 million of depreciation and amortization, $5.7 million for stock-based compensation, $654,000 for foreign currency translation and $1.0 million for the provision for inventory obsolescence. These non-cash items were offset primarily by provisions for cash by a $39.7 million decrease in accounts receivable and a $12.3 million reduction in accounts payable and accrued obligations both of which were due to timing.

Net Cash Used in Investing Activities

Net cash used in investing activities of $3.1 million in the first six months of 2013 was due to the $3.0 million payment for the Melphalan license as described in Note 2 and the $127,000 purchase of property and equipment.

Net Cash (Used In) Provided By Financing Activities

Net cash (used in) provided by financing activities of $18.7 million for the six months ended June 30, 2013, primarily relates to the $25.0 million net repayment of the line of credit, $1.7 million purchase of treasury stock which was retired, the $410,000 repurchase of shares to satisfy minimum tax withholding for the vesting of restricted stock which was partially offset by $7.0 million in proceeds as a result of the Munidpharma contract amendment and $1.1 million in proceeds from the issuance of common stock as a result of the exercise of stock options.

Results of Operations

Three months ended June 30, 2013 and 2012

Total Revenues. A summary of our total revenues is as follows:

	Three months ended June 30,		$ Change	% Change
	2013	2012
	($ in millions)
Product sales, net:
FUSILEV	$12.9	$56.6	$(43.7)	(77.3)%
FOLOTYN	12.5	—	12.5	n/a
ZEVALIN	6.8	9.0	(2.2)	(24.5)%

	$32.2	$65.6	$(33.4)	(50.9)%
License and contract revenue	1.0	3.1	2.1	(63.9)%

Total revenues	$33.2	$68.7	$(35.5)	(51.5)%

FUSILEV revenues decreased for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to a change in buying patterns of wholesalers, a lower net price and to a lesser extent a decrease in underlying demand. Government rebates and chargebacks as a percentage of gross sales increased by 7.1% as compared to the same period in 2012 which was driven primarily by a change in customer mix and to a lesser extent a refinement to our methodology to estimate rebate claims remaining in channel inventory. The Company does not expect that this level of government rebates and chargebacks will continue in the second half of the year. For the three months ended June 30, 2013, we reduced the FUSILEV product returns reserve by $646,000. Actual product returns for the three months ended June 30, 2013 were less than estimated returns which resulted in a reduction to our estimated return rate for products which may be eligible for return. ZEVALIN revenues for the three months ended June 30, 2013 were 24.5% less than the same period in 2012. Beginning in the second quarter of 2013, we terminated the Bayer transition services agreement and transitioned to a sales distribution model in Europe which we expect may negatively impact sales until this transition is complete.

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

During the three months ended June 30, 2013 and 2012, licensing revenues decreased $2.1 million due to the amendment of the Allergan agreement and reacquisition of licensing rights as described in Note 11 in the condensed consolidated financial statements.

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Three months ended June 30,		$ Change	% Change
	2013	2012
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$7.3	$11.6	$(4.3)	(37.2)%
Selling, general and administrative	22.6	23.3	(0.7)	(3.1)%
Research and development	10.5	9.6	0.9	9.6%
Amortization and impairment of purchased intangible assets	3.4	1.6	1.8	106.1%

Total operating costs and expenses	$43.8	$46.1	$(2.3)	(5.1)%

Other income (expense), net	(0.2)	(1.5)	1.3	(89.2%)

Cost of Product Sales. The overall decrease in total cost of sales relates primarily to a decrease in product revenues which was partially offset by an increase of $58,000 for inventory reserves.

Selling, General and Administrative. Selling, general and administrative expenses decreased primarily due to:

•	$1.0 million increase in marketing expenses, of which $632,000 to promote FOLOTYN and $383,000 to promote ZEVALIN outside the U.S.

•	$1.0 million increase in professional fees which include legal fees for patents and trademarks, audit and tax services.

•	$686,000 increase in legal and professional fees related to the Talon acquisition.

•	$496,000 increase in commercial costs related to sales of ZEVALIN outside the U.S.

•	$436,000 increase in legal and professional fees related to the shareholder lawsuit and patent litigation.

•	$213,000 increase in computer software and services.

•	$146,000 increase in rent and utilities due to the addition of the Japan, Colorado, New Jersey and Westlake Village (California) offices.

These increases were partially offset by:

•	$3.2 million reduction in legal and professional fees related to the Allos tender offer and the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

Research and Development. Research and development expenses increased as a result of the inclusion of Allos in the financial statements and is primarily due to:

•	$1.8 million decrease in the reimbursement of expenses compared to the same period in 2012 primarily due to the amendment of the Allergan agreement in the first quarter of 2013.

•	$539,000 increase in continuing medical education grants.

•	$710,000 increase in consulting, compensation and associated benefits.

These increases were partially offset by:

•	$2.4 million write off of deferred payment contingency as a result of the amendment to the Mundipharma agreement.

Amortization and Impairment of Purchased Intangibles. The non-cash amortization and impairment of purchased intangibles increased $1.8 million during the three months ended June 30, 2013, of which, $1.0 million is due to the impairment of the Allos intangible as a result of the Mundipharma contract amendment in May 2013. The remaining amount is due to the amortization of intangibles from the acquisition of ZEVALIN Ex. U.S. Rights and the amortization of intangibles recognized from the acquisition of Allos.

Other Income (Expense), net. Other net income (expense), net increased primarily due to a $505,000 increase in interest expense in connection with the revolving line of credit which was partially offset by foreign currency gains. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

	Three months ended June 30,		$ Change	% Change
	2013	2012
	($ in millions)
Benefit (provision) for income taxes	0.5	(3.0)	3.5	(117.6%)

Benefit (Provision) for Income Taxes. As a result of our year-to-date operating loss, we recorded a benefit for income taxes of $524,000 for the three months ended June 30, 2013. For the three months ended June 30, 2012, we recorded a provision of $3.0 million primarily as a result of generating $21.0 million in operating profits. The release of the valuation allowance in 2012 was due to a change in judgment regarding the expected realization of our domestic deferred tax assets after considering positive and negative evidence which existed as of the quarter ended March 31, 2012.

We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized. We also maintain a partial valuation allowance against the domestic deferred tax assets acquired in the Allos business combination due to the fact that a substantial portion of Allos’ deferred tax liabilities relate to indefinite lived In Process Research & Development costs which were not considered a source of income to support the realization of Allos’ deferred tax assets. Realization of the balance of Allos’ deferred tax assets continue to be primarily supported through our income projections.

Our effective tax before discrete items was approximately 4.6% and 35.0% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate for 2013 is below the statutory rate principally as a result of losses in foreign jurisdictions for which no benefit can be realized and deductions that are permanently disallowed for tax purposes.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. During the quarter ended March 31, 2013 we recognized $596,000 as a discrete tax benefit due to the retroactive reinstatement of the U.S. R&D tax credit for 2012.

Six months ended June 30, 2013 and 2012

Total Revenues. A summary of our total revenues is as follows:

	Six months ended June 30,		$ Change	% Change
	2013	2012
	($ in millions)
Product sales, net:
FUSILEV	$24.7	$107.8	$(83.1)	(77.1)%
FOLOTYN	22.5	—	22.5	n/a
ZEVALIN	14.4	14.6	(0.2)	(1.8)%

	$61.6	$122.4	$(60.8)	(49.7)%
License and contract revenue	10.3	6.2	4.1	68.1%

Total revenues	$71.9	$128.6	$(56.7)	(44.1)%

FUSILEV revenues decreased for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to a change in buying patterns of wholesalers, a lower net price partially offset by an increase in the underlying demand. Government rebates and chargebacks as a percentage of gross sales increased by 4.6% as compared to the same period in 2012 which was driven primarily by a change in customer mix and to a lesser extent a refinement to our methodology to estimate rebate claims remaining in channel inventory. The Company does not expect that this level of government rebates and chargebacks will continue in the second half of the year. For the six months ended June 30, 2013, we reduced the FUSILEV product returns reserve by $2.1 million. Actual product returns through June 30, 2013 were less than estimated returns which resulted in a reduction to our estimated sales return rate for products which may be eligible for return. ZEVALIN revenues for the six months ended June 30, 2013 were consistent with the same period in 2012. Beginning in the second quarter of 2013, we terminated the Bayer transition services agreement and transitioned to a sales distribution model in Europe which may negatively impact sales until this transition is complete.

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

During the six months ended June 30, 2013 and 2012, we also recognized approximately $10.3 million and $6.2 million of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, and $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010. Of the approximately $10.3 million recognized in 2013, we recognized $8.3 million of licensing revenues from Allergan in connection with the amendment of the agreement and reacquisition of licensing rights as described in Note 11 to the condensed consolidated financial statements.

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Six months ended June 30,		$ Change	% Change
	2013	2012
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$14.0	$20.2	$(6.2)	(30.6)%
Selling, general and administrative	45.0	41.6	3.4	8.1%
Research and development	22.5	18.5	4.0	21.7%
Amortization and impairment of purchased intangible assets	5.7	2.6	3.1	123.7%

Total operating costs and expenses	$87.2	$82.9	$4.3	5.2%

Other income (expense), net	(1.5)	(1.4)	(0.1)	(8.2%)

Cost of Product Sales. The overall decrease in total cost of sales relates primarily to a decrease in product revenues which was partially offset by an increase of $604,000 for excess inventory.

Selling, General and Administrative. Selling, general and administrative expenses increased as a result of the inclusion of Allos in the financial statements and is primarily due to:

•

$1.1 million increase in compensation and associated benefits, which is mainly attributable to general and administrative expenses as a result of the addition of higher level management and the inclusion of personnel for Allos and personnel in Japan, and also includes a $363,000 increase in recruitment fees.

•	$1.1 million increase in commercial costs related to sales of ZEVALIN outside the U.S.

•	$1.6 million increase in marketing expenses to promote FOLOTYN.

•	$1.7 million increase in professional fees which include legal for patents and trademarks, audit and tax services.

•	$1.2 million increase in legal and professional fees related to the shareholder lawsuit and patent litigation.

•	$686,000 increase in legal and professional fees related to the Talon acquisition.

•	$518,000 increase in computer software and services.

•	$374,000 increase in rent and utilities due to the addition of the Japan, Colorado, New Jersey and Westlake Village (California) offices.

These increases were partially offset by:

•	$797,000 decrease in non-cash stock compensation expense primarily related to the management incentive plan expenses.

•	$4.1 million reduction in legal and professional fees related to the Allos tender offer and the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

We expect that sales and marketing activities, and therefore, selling, general and administrative expenses will remain approximately the same over the remainder of 2013.

Research and Development. Research and development expenses increased as a result of the inclusion of Allos in the financial statements and is primarily due to:

•	$4.9 million decrease in the reimbursement of expenses compared to the same period in 2012 primarily due to the amendment of the Allergan agreement in the first quarter of 2013.

•	$543,000 increase in continuing medical education grants

•	$1.1 million increase in consulting, compensation and associated benefits

These increases were partially offset by:

•	$2.4 million write off of deferred payment contingency as a result of the amendment to the Mundipharma agreement.

We expect research and development expenses to remain approximately the same for the remainder of the 2013, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization and Impairment of Purchased Intangibles. The non-cash amortization and impairment of purchased intangibles increased $3.2 million during the six months ended June 30, 2013, of which $1.0 million is due to the impairment of the Allos intangible as a result of the Mundipharma contract amendment in May 2013. The remaining amount is due to the amortization of intangibles from the acquisition of ZEVALIN Ex. U.S. Rights and the amortization of intangibles recognized from the acquisition of Allos.

Other Income (Expense), net. Other net income (expense), net increased primarily due to a $928,000 increase in interest expense in connection with the revolving line of credit which was partially offset by a decrease in foreign currency losses. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

	Six months ended June 30,
	2013	2012	$ Change	% Change
	($ in millions)
Benefit for income taxes	3.9	20.3	16.4	(81.0%)

Benefit for Income Taxes. As a result of our year-to-date operating loss, we recorded a benefit for income taxes of $3.9 million for the six months ended June 30, 2013. For the six months ended June 30, 2012, we recorded a tax benefit of $20.3 million primarily as a result of the releasing $24 million of valuation allowance on domestic deferred tax assets as of January 1, 2012 as a discrete tax adjustment.

The release of the valuation allowance in 2012 was due to a change in judgment regarding the expected realization of our domestic deferred tax assets after considering positive and negative evidence which existed as of the quarter ended March 31, 2012. We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized. We also maintain a partial valuation allowance against the domestic deferred tax assets acquired in the Allos business combination due to the fact that a substantial portion of Allos’ deferred tax liabilities relate to indefinite lived In Process Research & Development costs which were not considered a source of income to support the realization of Allos’ deferred tax assets. Realization of the balance of Allos’ deferred tax assets continue to be primarily supported through our income projections.

Our effective tax rate before discrete items was approximately 19.6% and 20.8% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate for 2013 is below the statutory rate principally as a result of losses in foreign jurisdictions for which no benefit can be realized and deductions that are permanently disallowed for tax purposes. The lower effective tax rate in 2012 is principally due to the tax benefit realized as a result of the release of a portion of our domestic valuation allowance as of January 1, 2012 against 2012 earnings.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. During the six months ended June 30, 2013 we recognized $596,000 as a discrete tax benefit due to the retroactive reinstatement of the U.S. R&D tax credit for 2012.

Nature of Each Accrual That Reduces Gross Revenue to Net Revenue

Provisions for government rebates, commercial rebates, chargebacks, data and distribution product returns, sales discounts and rebates and estimates for chargebacks are established as a reduction of product sales revenue at the time revenues are recognized. We consider various factors in determining such provisions. Such estimated amounts are deducted from our gross sales to determine our net revenues. Provisions for rebates, chargebacks, data and distribution fees, GPO fees, prompt pay discount and returns are classified as part of our accrued obligations. Changes in our estimates, if any, are recorded in the statements of operations in the period the change is determined. If we materially over or under estimate the amount, there could be a material impact on our condensed consolidated financial statements.

For the six months ended June 30, 2013 and 2012, the following is a roll forward of the reductions to revenue:

	Rebates and Chargebacks	Data and Distribution and GPO Fees	Prompt Pay Discount	Returns	Total
		($ in ‘000’s)
Period ended June 30, 2013:
Balances at beginning of the period	$26,176	$14,149	$1,451	$5,056	$46,832
Add: provisions (recovery):	31,083	10,046	105	(2,299)	38,935
Less: Credits or actual allowances:	(27,204)	(15,374)	(1,221)	(107)	(43,906)

Balances at the close of the period	$30,055	$8,821	$335	$2,650	$41,861

Period ended June 30, 2012:
Balances at beginning of period	$9,064	$9,808	$992	$4,000	$23,864
Add: provisions (recovery):	49,273	13,470	2,606	(491)	64,858
Less: Credits or actual allowances:	(31,755)	(9,615)	(2,420)	(9)	(43,799)

Balances at the close of the period	$26,582	$13,663	$1,178	$3,500	$44,923

Amounts recorded as reductions to revenue on our condensed consolidated balance sheets for 2013 and 2012 are reflected in the table above. The basis and methods of estimating these reductions, used by management, are more fully described in “Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the three months ended June 30, 2013, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

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

We are exposed to certain market risks. Our primary exposures relate to (1) interest rate risk on our investment portfolio, (2) credit risk of the companies’ bonds in which we invest, (3) interest rate risk on borrowings under the Credit Facility, (4) general credit market risks as have existed since late 2007 and (5) the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks on our investment portfolio by investing in highly liquid, highly rated instruments and not investing in long-term maturity instruments.

In response to the dislocation in the credit markets since the latter part of 2007, in early 2008 we converted substantially all of our investments, including all of our market auction debt securities, into highly liquid and safe instruments. Our investments, as of June 30, 2013 and 2012, were primarily in money market accounts, short-term corporate bonds, certificates of deposit, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong and well capitalized and our instruments are held in accounts segregated from the assets of the institutions. However, due to the current extremely volatile financial and credit markets and liquidity crunch faced by many banking institutions, the financial viability of these institutions, and the safety and liquidity of our funds are being constantly monitored. Because of our ability to generally redeem these investments at par on short notice and without penalty, we believe that changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2013 or 2012, any decline in the fair value of our investments or increase in our obligations under our credit agreement (described below) would not be material in the context of our condensed consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments and investing in highly rated securities.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies.

In connection with our acquisition of Allos Therapeutics, Inc. in September 2012, we entered into a credit agreement with Bank of America, N.A. as the administrative agent and Wells Fargo Bank, N.A. as an initial lender for a $75 million revolving line of credit. This line of credit was reduced to $50 million on July 16, 2013 in connection with our acquisition of Talon Therapeutics. Inc. and can be increased to $100 million, subject to meeting certain customary conditions and obtaining commitments for such increase from our lenders. The credit agreement contains certain financial covenants and expires on September 5, 2014.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this quarterly report. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH); Junqian Carroll v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00498-RBJ-CF); Gary Santi v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00502-LDG-CWH); William Skene v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 10, 2013 in United States District Court, District of Nevada; Case Number 3:2013-cv-00175-RBJ-VPC); and Rubin v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 24, 2013 in the United States District Court, District of Nevada; Case Number 3:2013-cv-00212-RCJ-VPC). These putative class actions raise substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. The putative class action cases have been consolidated. Plaintiffs’ counsel have filed motions for the appointment of a lead plaintiff and lead plaintiff’s legal counsel. The motions are briefed. Plaintiffs’ counsel represent that an amended complaint will be filed following the Court’s decision on lead plaintiff and lead plaintiffs’ legal counsel.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott and Dr. Rajesh C. Shrotriya. The Fik and Watkins lawsuits allege six counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. The Fik and Watkins lawsuits also allege a seventh count for breach of fiduciary duties for insider selling and misappropriation of information against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida. The Muenchhagen lawsuit alleges five counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; abuse of control; gross mismanagement; and waste of corporate assets. The Muenchhagen lawsuit also alleges two counts against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida for unjust enrichment and for breach of fiduciary duties for insider selling and misappropriation of information. These substantially identical complaints allege that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. The Fik and Watkins cases have been consolidated and stayed. The parties have submitted a notice to consolidate and stay the Muenchhagen case.

Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-682668-C). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott and Dr. Rajesh C. Shrotriya. The Kakadia lawsuit alleges three counts against all defendants: breach of fiduciary duty; waste of corporate assets; and unjust enrichment. The Besner lawsuit alleges five counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; abuse of control; gross mismanagement; and waste of corporate assets. The Besner lawsuit also alleges two counts against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida for unjust enrichment and for breach of fiduciary duties for insider selling and misappropriation of information. The complaints similarly allege that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, equitable and/or injunctive relief, and costs and fees. The cases have been consolidated and stayed.

SEC Subpoena

On April 1, 2013, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) for documents pursuant to a formal order of investigation. The subpoena followed the Company’s March 12, 2013 announcement that it anticipated a change in ordering patterns of FUSILEV. The Company is cooperating with the SEC investigation. The Company cannot predict when the SEC will conclude its investigation or the outcome of the investigation.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1+

Amended and Restated License, Development and Commercialization Agreement dated as of May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934 as amended.

10.2+

Amended and Restated Supply Agreement dated as of May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: August 9, 2013	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1+

Amended and Restated License, Development and Commercialization Agreement dated as of May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934 as amended.

10.2+

Amended and Restated Supply Agreement dated as of May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.