Form 10-Q/A
period 2013-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2013-11-18
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 to amend and restate portions of our original Quarterly Report for this period (the “Original Report”). This Amendment No. 1 amends and restates the following items from the Original Report: (A) Part I, Item I — Financial Statements, (B) Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, (C) Part I, Item 4 — Controls and Procedures, and (D) Part II, Item IA – Risk Factors.

The disclosures set forth in these items in the Original Report, that are amended by this Amendment No. 1 include:

•	Amendments to Part I, Item I – Financial Statements, to restate our financial results for the three months ended March 31, 2013 and 2012 to reflect: (i) $2.1 million of intangible asset amortization in the three months ended March 31, 2013; (ii) a reduction in operating expenses related to certain accounts payable and other accrued obligations accounts which had the effect of overstating our consolidated operating expenses for the three months ended March 31, 2013 and 2012 by $0.4 million and $0.5 million, respectively; (iii) the impact on our intangible assets, goodwill, and income tax accounts for the effects of items (i) and/or (ii) within our balance sheet as of December 31, 2012 and March 31, 2013; and (iv) resulting reclassifications within our statements of cash flows for the three months ended March 31, 2013 and 2012 for (i), (ii), and (iii).

•	Amendments to Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the above-described restatement of our financial results.

•	Amendments to Part I, Item 4, Controls and Procedures, to describe changes in our disclosure controls and procedures and our internal controls over financial reporting to address a material weakness.

•	Amendments to Part II, Item 1A — Risk Factors, to add an additional risk factor regarding our internal controls over financial reporting as a result of the identification of a material weakness in our financial reporting.

The restatement results from errors related to our accounting specifically for the acquisition of Allos Therapeutics, Inc. in September 2012. We designated an acquired intangible asset as in-process research & development (IPR&D) which should have instead been designated at the acquisition date as a definite-lived intangible asset, as described above within (i).

Also, during the financial statement close process for the quarter ended September 30, 2013, management identified an accounting issue related to an over-accrual of accounts payable and accrued obligations that accumulated between January 1, 2007 through June 30, 2013, as described above within (ii).

The combined impact of the adjustments to the applicable line items in our consolidated financial statements for the periods subject to restatement (collectively, the “ Restated Periods”) is set forth in Note 1A, “Restatement of Condensed Consolidated Financial Statements,” included in Part I, Item 1, of this Form 10-Q. Management has also concluded that, as of March 31, 2013, our internal controls over financial reporting were not effective due to a material weakness in our controls over our accounting for, and reporting of, the over-accrual of accounts payable and accrued obligations.

We believe that presenting the restated information regarding the Restated Periods in this Form 10-Q allows investors to review all pertinent data in a single presentation. In addition, the Company’s periodic reports to be filed during fiscal 2013 will include the restated 2012 comparable prior period and year-to-date periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-Q or in future filings with the Securities and Exchange Commission, as applicable, and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods. The restatement has no effect on our net cash used in operating activities or on our cash and cash equivalents or short-term investments for the Restated Periods.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2013

Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2013 As Restated	December 31, 2012 As Restated
ASSETS
Current Assets:
Cash and equivalents	$160,073	$139,698
Marketable securities	3,310	3,310
Accounts receivable, net of allowance for doubtful accounts of $251 and $228, respectively	39,432	92,169
Inventories, net	16,618	14,478
Prepaid expenses and other current assets	3,126	2,745
Deferred tax assets	16,476	12,473

Total current assets	239,035	264,873
Property and equipment, net	2,227	2,548
Intangible assets, net	202,439	200,234
Goodwill	7,210	7,279
Deferred tax assets	23,056	23,276
Other assets	7,937	6,745

TOTAL ASSETS	$481,904	$504,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$81,007	$93,811
Accrued compensation and related expenses	3,720	4,835
Deferred revenue	3,000	12,300
Deferred development costs	803	856
Accrued drug development costs	9,511	11,441

Total current liabilities	98,041	123,243
Deferred revenue and other credits—less current portion	3,456	2,937
Deferred development costs, less current portion	11,337	11,377
Deferred payment contingency	2,374	2,287
Other long-term obligations	6,130	1,430
Revolving line of credit	75,000	75,000

Total liabilities	196,338	216,274
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock—$0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value—175,000,000 shares authorized; 60,007,752 and 60,026,675 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	60	60
Additional paid-in capital	465,373	463,710
Accumulated other comprehensive gain	931	273
Accumulated deficit	(180,921)	(175,485)

Total stockholders’ equity	285,566	288,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$481,904	$504,955

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013 (As Restated)	2012 (As Restated)
Revenues:
Product sales, net	$29,346	$56,784
License and contract revenue	9,321	3,075

Total revenues	38,667	59,859
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	6,782	8,673
Selling, general and administrative	22,014	18,129
Research and development	11,883	8,531
Amortization of purchased intangible assets	4,445	930

Total operating costs and expenses	45,124	36,263

(Loss) income from operations	(6,457)	23,596
Other (expense) income, net	(1,318)	138

(Loss) income before provision for income taxes	(7,775)	23,734
Benefit for income taxes	2,340	23,104

Net (loss) income	$(5,435)	$46,838

Net (loss) income per share:
Basic	$(0.09)	$0.80

Diluted	$(0.09)	$0.72

Weighted average shares outstanding:
Basic	59,181,380	58,464,059

Diluted	59,181,380	65,258,510

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013 As Restated	2012 As Restated
Net (loss) income	$(5,435)	$46,838
Other comprehensive income, net of tax:
Unrealized gain on securities	868	68
Foreign currency translation adjustments	114	—
Income tax	(324)	—

Other comprehensive income, net	658	68
Total comprehensive (loss) income	$(4,777)	$46,906

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	March 31,
	2013 As Restated	2012 As Restated
Cash Flows From Operating Activities:
Net (loss) income	$(5,435)	$46,838
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(9,321)	(3,075)
Depreciation and amortization	5,346	1,668
Stock-based compensation	2,747	3,015
Deferred income tax benefit	(5,312)	(23,368)
Provision for bad debt	23	58
Provision for inventory obsolescence	634	88
Change in fair value of Allos deferred development costs and deferred payment contingency	(6)	—
Foreign currency remeasurement loss	959	—
Changes in operating assets and liabilities:
Accounts receivable, net	52,735	(3,735)
Inventories, net	(2,774)	1,815
Prepaid expenses and other assets	(827)	(574)
Accounts payable and other accrued obligations	(14,600)	1,911
Accrued compensation and related expenses	(1,115)	1,233
Accrued drug development costs	(1,930)	718
Deferred revenue and other credits	519	314

Net cash provided by operating activities	21,643	26,906

Cash Flows From Investing Activities:
Maturities of marketable securities	—	6,121
Purchases of marketable securities	—	(4,551)
Purchases of property and equipment	(44)	(92)
Purchases of available for sale securities	—	(622)

Net cash (used in) provided by investing activities	(44)	856

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	952	1,054
Payments to acquire treasury stock	(1,652)	(317)
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(384)	(319)
Proceeds from revolving line of credit	75,000	—
Repayment of revolving line of credit	(75,000)	—
Repayment of capital leases	—	(9)

Net cash (used in) provided by financing activities	(1,084)	409

Effect of exchange rates on cash	(140)	—
Net increase in cash and cash equivalents	20,375	28,171
Cash and cash equivalents—beginning of period	139,698	121,202

Cash and cash equivalents—end of period	$160,073	$149,373

Supplemental Disclosure of Cash Flow Information:
Melphalan license included in intangible assets, accounts payable and other long term obligations	$7,700	$—

Retirement of treasury shares	$1,652	$—

See accompanying notes to condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Basis of Presentation

Business

Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company with fully integrated commercial and drug development operations, with a primary focus in oncology and hematology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We currently market three oncology drugs—FUSILEV ® (levoleucovorin) for injection in the U.S., ZEVALIN ® (ibritumomab tiuxetan) injection for intravenous use, for which we have worldwide rights and FOLOTYN ® a folate analogue metabolic inhibitor designed to accumulate preferentially in cancer cells. We also have a diversified pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy.

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

We acquired Allos on September 5, 2012, and recorded intangible assets related to developed technology and distribution rights. The developed technology and distribution rights are amortized over the expected patent lives of between 10-15 years. The fair value of these intangible assets were estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered our estimates of future incremental earnings that may be achieved by the intangible assets.

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

On March 8, 2013, we acquired the global development and commercialization rights to Captisol-enabled ® , propylene glycol-free (PG-free) melphalan and capitalized $7.7 million associated with the in process research and development.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with authoritative guidance which requires the disclosure of all components of comprehensive income, including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive income (loss) at March 31, 2013 and 2012, respectively consisted primarily of foreign currency translation adjustments and net unrealized gains/losses on investments in marketable securities at a loss as of that date.

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

	Net Loss	Weighted- Average Shares Outstanding (Denominator)	Loss Per Share
(in thousands, except share and per share data)
Three Months Ended March 31, 2013 (As Restated)
Basic and diluted loss per share:	$(5,435)	59,181,380	$(0.09)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

March 31, 2013
Preferred shares	40,000
Options	3,921,997
Incremental shares assumed issued on exercise of in the money warrants	215,859
Unvested restrictive stock	935,654

5,113,510

	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
(in thousands, except share and per share data)
Three Months Ended March 31, 2012 (As Restated)
Basic earnings per share:	$46,838	58,464,059	$0.80

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		5,993,345
Incremental shares assumed issued on exercise of in the money warrants		284,437
Unvested restricted stock		476,669

Diluted earnings per share	$46,838	65,258,510	$0.72

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options excluded from the calculation		45,000

1A. Restatement of Condensed Consolidated Financial Statements

Overview

The Company has restated its previously issued condensed consolidated financial statements for the quarter ended March 31, 2013 and 2012, and balance sheet as of December 31, 2012, to correct certain errors as described below:

(i)	Our accounting for the intangible asset acquired and recognized during the acquisition of Allos Therapeutics, Inc. in September 2012 was recognized as in-process research & development (IPR&D), but should instead be recognized at the acquisition date as a definite-lived intangible asset on the basis that Folotyn®, when acquired, had accelerated regulatory approval and we have recognized, and continue to recognize, revenue for our sales of Folotyn. The error resulted in an understatement of amortization of approximately $2.1 million per quarter for this intangible asset.

(ii)

An over-accrual of research and development and sales and marketing expenses that accumulated from January 1, 2007 through June 30, 2013. The aggregate impact over this entire period was approximately $7.7 million, of which $0.4 million and $0.5 million impacted the quarter ended March 31, 2013 and 2012, respectively. The overstatement is comprised of (i) $6.7 million in excess accruals that correspond with research and development and sales and marketing activities, and (ii) $1.0 million in excess liabilities that were recorded as part of our business combination accounting for the 2009 acquisition of RIT Oncology, LLC that did not require settlement, and were not identified as such within a timely manner.

Financial Statement Presentation – Current and Future Periods

Our accompanying December 31, 2012 Condensed Consolidated Balance Sheet reflects the correction of the cumulative error of $7.2 million that existed through that date, as an adjustment to “accumulated deficit,” and the correction of the corresponding financial statement accounts including “deferred tax assets”, “accounts payable and other accrued obligations” and “accrued drug development costs”. The comparative results for the three months ended March 31, 2013, within the accompanying Condensed Consolidated Statements of Operations, reflect an increase of “amortization of purchased intangible assets”, reductions of “selling general and administrative” and “research and development” expenses, and “benefit for income taxes” for the errors that correspond to this period.

The restated condensed consolidated financial information as of March 31, 2013 and 2012 and December 31, 2012, included in this Form 10-Q has been labeled as “As Restated.”

A summary of the impact of the restatement corrections and other immaterial adjustments on the condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012, and the condensed consolidated statements of operations, comprehensive (loss) income, and cash flows for the quarters ended March 31, 2013 and 2012, is presented below:

	Condensed Consolidated Balance Sheet December 31, 2012
	As Reported	As Restated
Intangible assets, net	202,311	200,234
Deferred tax assets	—	23,276
Other assets	7,569	6,745
Goodwill	28,973	7,279
Total assets	506,274	504,955
Accounts payable and other accrued obligations	95,297	93,811
Accrued drug development costs	15,109	11,441
Total current liabilities	128,397	123,243
Total liabilities	221,428	216,274
Accumulated deficit	(179,320)	(175,485)
Total stockholders’ equity	284,846	288,681

	Condensed Consolidated Balance Sheet March 31, 2013
	As Reported	As Restated
Intangible assets, net	206,593	202,439
Deferred tax assets	—	23,056
Other assets	9,369	7,937
Goodwill	28,904	7,210
Total assets	486,128	481,904
Accounts payable and other accrued obligations	82,653	81,007
Accrued drug development costs	13,277	9,511
Total current liabilities	103,453	98,041
Total liabilities	201,750	196,338
Accumulated deficit	(182,109)	(180,921)
Total stockholders’ equity	284,378	285,566

	Condensed Consolidated Results of Operations
	Three Months Ended March 31, 2013 (As Reported)	Three Months Ended March 31, 2013 (As Restated)	Three Months Ended March 31, 2012 (As Reported)	Three Months Ended March 31, 2012 (As Restated)
Research and development	$11,981	$11,883	$8,891	$8,531
Selling, general and administrative	22,347	22,014	18,262	18,129
Amortization and impairment of purchased intangible assets	2,368	4,445	930	930
Total operating costs and expenses	43,478	45,124	36,756	36,263
(Loss) income from operations	(4,811)	(6,457)	23,103	23,596
(Loss) income before income taxes	(6,129)	(7,775)	23,241	23,734
Benefit for income taxes	3,340	2,340	23,301	23,104
Net (loss) income	(2,789)	(5,435)	46,542	46,838
Net (loss) income per share, basic	$(0.05)	$(0.09)	$0.80	$0.80
Net (loss) income per share, diluted	$(0.05)	$(0.09)	$0.71	$0.72

	Condensed Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended March 31, 2013 (As Reported)	Three Months Ended March 31, 2013 (As Restated)	Three Months Ended March 31, 2012 (As Reported)	Three Months Ended March 31, 2012 (As Restated)
Net (loss) income	$(2,789)	$(5,435)	$46,542	$46,838
Total comprehensive (loss) income	(2,131)	(4,777)	46,610	46,906

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2013 (As Reported)	Three Months Ended March 31, 2013 (As Restated)	Three Months Ended March 31, 2012 (As Reported)	Three Months Ended March 31, 2012 (As Restated)

Net (loss) income	$(2,789)	$(5,435)	$46,542	$46,838
Changes in operating expenses and liabilities:
Depreciation and amortization	3,269	5,346	1,668	1,668
Accounts payable and other accrued obligations	(15,267)	(14,600)	1,847	1,911
Accrued drug development costs	(1,832)	(1,930)	1,078	718
Net cash provided by operating activities	21,643	21,643	26,906	26,906

2.	Acquisitions

Acquisition of Rights to Captisol-Enabled ® Melphalan

On March 8, 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled ® , propylene glycol-free melphalan from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”). The Captisol-enabled melphalan product candidate is currently in a pivotal trial being conducted by Ligand for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. Pursuant to the license agreement, Spectrum assumed the responsibility for the ongoing clinical and regulatory development of the program going forward. Under the agreement, Ligand received a license fee of $3.0 million on April 1, 2013 and is eligible to receive milestone payments upon achievement of certain regulatory and net sales thresholds, as well as royalties upon successful commercialization based on a percentage of net sales of the licensed products in all territories.

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

Fair Value Estimate of Asset Acquired and Liability Assumed

The total purchase consideration is allocated to the acquisition of the net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows ($ in 000’s):

In-process research and development – Captisol-enabled ® , propylene glycol-free melphalan rights	$7,700

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

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach assuming the U.S. Food and Drug Administration, or FDA, approval of Captisol-enabled ® melphalan is will occur on or about December 31, 2015. Upon receipt of regulatory approval, Spectrum will be obligated to make a milestone payment to Ligand.

We do not consider the acquisition of the global development and commercialization rights to Captisol-enabled ® , propylene glycol-free melphalan to be a material business combination and, therefore, have not disclosed the pro forma results of operations as required for material business combinations.

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

Three Months Ended
March 31, 2012 (As Restated)
(Unaudited)
Total revenues	$71,193
Income from operations	9,025
Net income	32,028
Basic net income per share	$0.55
Diluted net income per share	$0.49

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

The fair value of the other long-term liability was valued using the probability of success and the discounted cash flow method of the income approach assuming the FDA approval of Captisol-enabled ® melphalan will occur on or about December 31, 2015.

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

6.	Intangible Assets and Goodwill

Intangible assets consist of the following ($ in 000’s):

	March 31, 2013 As Restated
	Gross Amount	Accumulated Amortization	Foreign Currency Translation	Net Amount	Weighted Average Amortization Period (years)
ZEVALIN intangibles – US	$41,900	$(20,665)	$—	$21,235	5.8
ZEVALIN intangibles – Ex. US	23,490	(2,842)	(991)	19,657	9.0
FUSILEV intangibles	16,778	(3,473)	—	13,305	6.8
FOLOTYN distribution rights	27,900	(1,604)	—	26,296	9.3
FOLOTYN developed technology	118,400	(4,154)	—	114,246	13.8
Melphalan license with CyDex Pharmaceuticals	7,700	—	—	7,700	n/a

Total intangible assets	$236,168	$(32,738)	$(991)	$202,439

During the three months ended March 31, 2013, ZEVALIN and FOLOTYN intangible amortization of $1.7 million and $2.8 million, respectively, is included in amortization of purchased intangibles. In addition, during the three months ended March 31, 2013, $493,000 is included in cost of product sales related to FUSILEV milestones.

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

Goodwill

Goodwill includes the following:

	March 31, 2013 (As Restated)	December 31, 2012 (As Restated)
	($ in ‘000’s)
Acquisition of Zevalin Rights	$2,525	$2,525
Acquisition of Allos	4,791	4,791
Foreign exchange translation effects	(106)	(37)

	$7,210	$7,279

7.	Inventories

Inventories, net of allowances consisted of the following:

	March 31, 2013	December 31, 2012
	($ in ‘000’s)
Raw materials	$1,508	$887
Work-in-process	8,870	7,302
Finished goods	6,240	6,289

	$16,618	$14,478

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors, and record reserves for obsolete and slow-moving inventories for amounts which we may not realize.

8.	Accounts payable and accrued obligations

Accounts payable and other accrued obligations consisted of the following:

	March 31, 2013 (As Restated)	December 31, 2012 (As Restated)
	($ in ‘000’s)
Trade payables	$32,330	$30,814
Allowance for rebates	8,574	11,023
Accrued product royalty	10,614	12,275
Allowance for returns	3,427	5,056
Accrued data and distribution fees	4,736	8,449
Accrued GPO administrative fees	2,680	2,650
Inventory management fee	1,150	3,050
Accrued income taxes	2,225	2,522
Allowance for chargebacks	13,408	15,153
Other accrued obligations	1,863	2,819

	$81,007	$93,811

9.	Income Taxes

On an interim basis, we estimate the anticipated annual effective tax rate for the provision for income taxes and record a quarterly income tax provision in accordance with this anticipated annual rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the we conduct business. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. During the quarter ended March 31, 2013 we recognized $0.4 million as a discrete tax benefit due to the retroactive reinstatement of the U.S. R&D tax credit for 2012.

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

As discussed in Note 1A, “Restatement fo Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q, we have restated in this Form 10-Q our unaudited condensed consolidated financial statements for the quarters ended March 31, 2013 and 2012 and balance sheet as of December 31, 2012. Specifically, we have restated our condensed consolidated financial statements as a result of certain errors related to our accounting for certain business combinations, and the conclusion that the indefinite-lived intangible asset acquired and recognized during the acquisition of Allos Therapeutics, Inc. in September 2012 as in-process research & development (IPR&D) should instead be recognized at the acquisition date as a definite-lived intangible asset. The financial statements for the restated periods also reflect certain other immaterial adjustments. The combined impact of these adjustments to the applicable line items in our consolidated financial statements is set forth in Note 1A of the Notes to Unaudited Condensed Consolidated Financial Statements.

Management has also concluded that, as of March 31, 2013, our internal controls over financial reporting were not effective due to a material weakness in our controls over our accounting for and reporting of accounts payable and other accrued obligations. See “Controls and Procedures” included in Part II, Item 4 of this Form 10-Q.

Business Outlook

We are a biotechnology company with fully integrated commercial and drug development operations with a primary focus in hematology and oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In the United States, or the U.S., we market three oncology drugs, FUSILEV ®, , FOLOTYN ® and ZEVALIN ® , and also market ZEVALIN outside of the U.S. We have two drugs, apaziquone and belinostat, in late stage development along with a diversified pipeline of novel drug candidates. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical affairs, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our strategy. Apaziquone was studied in two large Phase 3 clinical trials for non-muscle invasive bladder cancer, or NMIBC, and is under strategic collaborations with Nippon Kayaku Co. Ltd., or Nippon Kayaku, and Handok Pharmaceuticals Co. Ltd., or Handok. Belinostat, is being studied in multiple indications including a Phase 2 registrational trial for relapsed or refractory peripheral T-cell lymphoma, or PTCL, and is under a strategic collaboration with TopoTarget A/S, or TopoTarget. FOLOTYN is being further developed under a collaboration agreement with Mundipharma International Corporation Limited, or Munipharma.

Our business strategy is comprised of the following initiatives:

•	Maximizing the growth potential of our marketed drugs, FUSILEV, FOLOTYN and ZEVALIN . Our near-term outlook largely depends on sales and marketing successes for our three marketed drugs. For FUSILEV, we are working to expand usage in colorectal cancer. We launched FUSILEV in August 2008 and we were able to benefit from broad utilization in community clinics and hospitals and recognized a dramatic increase in sales beginning in the second half of 2010 due to a shortage of generic leucovorin. We cannot predict the duration and extent of shortages of generic leucovorin supplies, which may occur from time to time, or the extent of the impact varying generic leucovorin supplies may ultimately have on FUSILEV utilization. In April of 2011, we received two FDA approvals for FUSILEV. The first FDA approval was for the use of FUSILEV in combination with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer. The second FDA approval was for a “Ready-To-Use” formulation, or RTU, of FUSILEV. We are now actively engaged in marketing FUSILEV for use in advanced metastatic colorectal cancer.

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

•	Expanding our pipeline of development stage and commercial drugs through business development activities. It is our goal to identify new strategic opportunities that will create strong synergies with our currently marketed drugs and identify and pursue partnerships for out-licensing certain of our drugs in development. To this end, we will continue to explore strategic collaborations as these relate to drugs that are either in clinical trials or are currently on the market. We believe that such opportunistic collaborations will provide synergies with respect to how we deploy our internal resources. In this regard, we intend to identify and secure drugs that have significant growth potential either through enhanced marketing and sales efforts or through pursuit of additional clinical development. As a result of our business development activities, we announced in March 2013 that we had gained global development and commercialization rights to Ligand Pharmaceuticals’ Captisol-enabled ® , propylene glycol-free (PG-free) melphalan. Captisol-enabled melphalan is currently in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma.

•	Managing our financial resources effectively. We remain committed to fiscal discipline, a policy which has allowed us to become well capitalized among our peers, despite a very challenging capital markets environment beginning in 2009 and continuing through 2013. This policy includes the pursuit of dilutive and non-dilutive funding options, prudent expense management, and the achievement of critical synergies within our operations in order to maintain a reasonable burn rate. Even with the continued build-up in operational infrastructure to facilitate the marketing of our three commercial drugs, we intend to be fiscally prudent in any expansion we undertake.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $21.6 million for the first three months of 2013 which includes a net loss in the period of $5.4 million adjusted for net non-cash credits of $4.9 million, of which $9.3 million relates to the amortization of deferred revenue primarily due to the amendment of our collaboration agreement with Allergan and $5.3 million for a deferred income tax benefit offset by $5.3 million of depreciation and amortization, $2.7 million for stock-based compensation, $959,000 for foreign currency translation and $634,000 for the provision for inventory obsolescence. These non-cash items were offset primarily by provisions for cash by a $52.7 million decrease in accounts receivable and an $14.6 million reduction in accounts payable and accrued obligations both of which were due to timing.

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

As we announced in mid-March 2013, we anticipated a change in orders for FUSILEV, which caused us to provide revenue projections for 2013. As anticipated, FUSILEV revenues decreased for the three months ended March 31, 2013. For the three months ended March 31, 2013, we reduced the FUSILEV product returns reserve by $1.5 million. Actual product returns through March 31, 2013 were less than estimated returns which resulted in a reduction to our estimated sales return rate for products which may be eligible for return. ZEVALIN revenues for the three months ended March 31, 2013 were 34.5% greater than the same period in 2012 and included revenues from international operations in 2013. Beginning in the second quarter of 2013, we expect to terminate the Bayer transition services agreement and transition to a sales distribution model in Europe, which may negatively impact sales until this change is complete .

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

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Three months ended March 31,
	2013 (As Restated)	2012 (As Restated)	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$6.8	$8.7	$(1.9)	(21.8)%
Selling, general and administrative	22.0	18.1	3.9	21.4%
Research and development	11.9	8.5	3.4	39.3%
Amortization of purchased intangible assets	4.4	0.9	3.5	378.0%

Total operating costs and expenses	$45.1	$36.2	$8.9	24.4%
Other income (expense), net	(1.3)	0.1	(1.5)	(1055.1%)

Cost of Product Sales . The decrease in total cost of sales relates primarily to a decrease in product revenues.

Selling, General and Administrative . Selling, general and administrative expenses increased as a result of the acquisition of Allos in the financial statements and is primarily due to:

•	$776,000 increase in compensation and associated benefits, which is mainly attributable to general and administrative expenses as a result of the addition of higher level management and the inclusion of Allos personnel, and which includes a $336,000 increase in recruitment fees.

•	$1.2 million increase in commercial costs related to sales of ZEVALIN outside the U.S.

•	$0.9 million increase in marketing expenses to promote FOLOTYN

•	$1.1 million increase in professional fees which include legal, audit and tax services

•	$800,000 increase in legal and professional fees related to the shareholder lawsuit and patent litigation

•	$304,000 increase in computer software and services

•	$208,000 increase in rent and utilities due to the addition of the Japan, Colorado, New Jersey and Westlake Village offices.

These increases were partially offset by:

•	$550,000 decrease in non-cash stock compensation expense primarily related to the management incentive plan expenses.

•	$830,000 reduction in legal and professional fees related to the Allos tender offer and the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

We expect that sales and marketing activities, and therefore, selling, general and administrative expenses will decrease over the remainder of 2013.

Research and Development. Research and development expenses increased as a result of the inclusion of Allos in the financial statements and is primarily due to:

•	$3.8 million increase in continuing clinical costs, of which, $1.4 million relates to FOLOTYN studies

•	$139,000 increase in compensation and associated benefits

•	$283,000 increase in non-cash compensation expense

•	$322,000 increase in transitional services and regulatory fees for ZEVALIN Ex U.S. Rights

These increases were partially offset by:

•	$872,000 decrease for drug product

•	$197,000 decrease in legal and professional fees

We expect research and development expenses to range between approximately $50.0 and $55.0 million for 2013, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization of Purchased Intangibles. We incurred a non-cash charge of $4.5 million and $930,000 in the first three months of 2013 and 2012, respectively, due to the amortization of intangibles from the acquisition of ZEVALIN and the amortization of intangibles recognized from the acquisition of Allos.

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

	Three months ended March 31,
	2013 (As restated)	2012 (As restated)	$ Change	% Change
	($ in millions)
Benefit for income taxes	$2.3	$23.1	(20.8)	(90.0%)

Benefit for Income Taxes. As a result of our year-to-date operating loss, we recorded a benefit for income taxes of $2.3 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, we recorded a tax benefit of $23.1 million primarily as a result of the releasing $24 million of valuation allowance on domestic deferred tax assets as of January 1, 2012 as a discrete tax adjustment.

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

Our projected annual effective tax rate before discrete items was approximately 22% and 8% for the three months ended March 31, 2013 and March 31, 2012, respectively. The lower estimated tax rate, or ETR, in 2012 is principally due to the tax benefit realized as a result of the release of the remaining balance of the $47.3 million domestic valuation allowance as of January 1, 2012 against 2012 earnings. The higher ETR in 2013 is principally due to the fact that there is no corresponding valuation allowance release in 2013 to shelter taxes and there is lower forecasted income in 2013 which has reduced our ability to absorb the impact of unfavorable permanent differences as compared to prior periods.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on February 28, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012. At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 was filed on May 9, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013. At the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 was filed on August 9, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012, March 31, 2013, and June 30, 2013, and continue to not be effective as of September 30, 2013 because of a material weakness in our internal control over financial reporting, as described below.

Changes in Internal Control Over Financial Reporting

While preparing our financial statements for the three and nine months ended September 30, 2013, we determined that our March 31, 2013 and December 31, 2012 Condensed Consolidated Balance Sheets, included within our respective Form 10-Q and Form 10-K filings presented a $7.6 million and $7.2 million overstatement, respectively, within “accounts payable and other accrued obligations.”

The components of the “accounts payable and other accrued obligations” overstatement comprise excess accruals that correspond with (i) research and development and sales and marketing activities that accumulated over multiple reporting periods from January 1, 2007 through June 30, 2013, and (ii) excess liabilities that were recorded as part of our business combination accounting for the 2009 acquisition of RIT Oncology, LLC that did not require settlement, and were not identified as such within a timely manner.

We have concluded that, when aggregated as of March 31, 2013, June 30, 3013, September 31, 2013, and December 31, 2012, these deficiencies represent a “material weakness” in our internal controls over financial reporting, and accordingly, our internal control over financial reporting was ineffective at each of these dates.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have developed, and are currently implementing, a remediation plan for this material weakness. We will continue to execute our remediation plan, which includes, among other things, hiring additional experienced accounting personnel and expanding training for our accounting personnel. The successful remediation of this material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal controls over financial reporting as of December 31, 2013.

As we continue to evaluate and work to enhance internal control over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify the remediation plan described above.

Notwithstanding our material weakness, we have concluded that the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Except as disclosed above, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. Except for the below, there have been no material changes to the “Risk Factors” section included in our 2012 Annual Report:

We have identified a material weakness in our internal control over financial reporting which existed as of December 31, 2012, and has not been adequately remediated as of March 31, 2013, June 30, 2013, and September 30, 2013. If we fail to properly remediate this or any future weaknesses or deficiencies or maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

While preparing our financial statements for the three and nine months ended September 30, 2013, we have determined that we have a material weakness in our internal control over financial reporting which also existed as of December 31, 2012. The financial misstatements resulting from our material weakness resulted in a restatement of our Condensed Consolidated Financial Statements contained herein. See Item 4, Controls and Procedures for a complete discussion of this material weakness in our internal control over financial reporting.

Although we are undertaking steps to address this material weakness, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as described in Item 4, to address this material weakness, or that the plans and controls, if implemented, will be successful in fully remediating this material weakness. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weakness, or we identify further material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 – January 31, 2013	—	$—	—	$88,017,308
February 1, 2013 – February 29, 2013	—	$—	—	$88,017,308
March 1, 2013 – March 31, 2013	235,000	$7.00	235,000	$86,365,587

Total	235,000	$7.00	235,000

(1)	On August 10, 2012, we announced that our board of directors had authorized the repurchase and retirement of up to $100 million of our common stock in open market transactions, including block purchases, through 10b5-1 plans or in privately negotiated transactions, each in accordance with applicable SEC rules, when opportunities become available to purchase shares at prices believed to be attractive. The term for the repurchase program expires August 1, 2013, however, we may suspend or terminate it at any time.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1//	License Agreement between Spectrum Pharmaceuticals Inc. And CyDex Pharmaceuticals, Inc., dated March 8, 2013. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

10.2//	Supply Agreement dated as of March 8, 2013, by and between Spectrum Pharmaceuticals, Inc., and CyDex Pharmaceuticals, Inc. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule24b promulgated under the Securities Exchange Act of 1934, as amended.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.
// Previously Filed with Original Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: November 18, 2013	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1//	License Agreement between Spectrum Pharmaceuticals Inc. And CyDex Pharmaceuticals, Inc., dated March 8, 2013. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

10.2//	Supply Agreement dated as of March 8, 2013, by and between Spectrum Pharmaceuticals, Inc., and CyDex Pharmaceuticals, Inc. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule24b promulgated under the Securities Exchange Act of 1934, as amended.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.
// Previously Filed with Original Report