Form 10-Q/A
period 2013-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2013-11-18
CIK 831547

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2013 to amend and restate portions of our original Quarterly Report for this period (the “Original Report”). This Amendment No. 1 amends and restates the following items from the Original Report: (A) Part I, Item I — Financial Statements, (B) Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, (C) Part I, Item 4 — Controls and Procedures, and (D) Part II, Item IA – Risk Factors.

The disclosures set forth in these items in the Original Report, that are amended by this Amendment No. 1 include:

•	Amendments to Part I, Item I — Financial Statements, to restate our financial results for the three and six months ended June 30, 2013 and 2012 to reflect: (i) $2.1 million and $4.2 million of intangible asset amortization in the three and six months ended June 30, 2013, respectively; (ii) a reduction in operating expenses related to certain accounts payable and other accrued obligations accounts which had the effect of overstating our consolidated operating expenses by $0.1 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and by $0.5 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively; (iii) the impact on our intangible assets, goodwill, and income tax accounts for the effects of items (i) and/or (ii) within our balance sheet as of December 31, 2012 and June 30, 2013; and (iv) resulting reclassifications within our statements of cash flows for the six months ended June 30, 2013 and 2012 for (i), (ii), and (iii).

•	Amendments to Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the above-described restatement of our financial results.

•	Amendments to Part I, Item 4 — Controls and Procedures, to describe changes in our disclosure controls and procedures and our internal controls over financial reporting to address a material weakness.

•	Amendments to Part II, Item 1A — Risk Factors, to add an additional risk factor regarding our internal controls over financial reporting as a result of the identification of a material weakness in our financial reporting.

The restatement results from errors related to our accounting for the acquisition of Allos Therapeutics, Inc. in September 2012. We designated an acquired intangible asset as in-process research & development (IPR&D), which should have instead been designated at the acquisition date as a definite-lived intangible asset, as described above within (i).

Also, during the financial statement close process for the quarter ended September 30, 2013, management identified an accounting issue related to an over-accrual of accounts payable and accrued obligations that accumulated between January 1, 2007 through June 30, 2013, as described above within (ii).

The combined impact of the adjustments to the applicable line items in our consolidated financial statements for the periods subject to restatement (collectively, the “Restated Periods”) is set forth in Note 1A, “Restatement of Condensed Consolidated Financial Statements,” included in Part I, Item 1, of this Form 10-Q. Management has also concluded that, as of June 30, 2013, our internal controls over financial reporting were not effective due to a material weakness in our controls over our accounting for, and reporting of, the over-accrual of accounts payable and accrued obligations.

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

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2013

Item 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2013 (As Restated)	December 31, 2012 (As Restated)
ASSETS
Current Assets:
Cash and equivalents	$121,103	$139,698
Marketable securities	3,312	3,310
Accounts receivable, net of allowance for doubtful accounts of $239 and $228, respectively	52,379	92,169
Inventories, net	15,312	14,478
Prepaid expenses and other current assets	7,149	2,745
Deferred tax asset	13,027	12,473

Total current assets	212,282	264,873
Property and equipment, net	2,004	2,548
Intangible assets, net	196,786	200,234
Goodwill	7,246	7,279
Deferred tax asset	29,676	23,276
Other assets	8,755	6,745

TOTAL ASSETS	$456,749	$504,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$83,592	$93,811
Accrued compensation and related expenses	4,363	4,835
Deferred revenue	2,000	12,300
Deferred development costs	3,251	856
Accrued drug development costs	9,089	11,441

Total current liabilities	102,295	123,243
Deferred revenue and other credits—less current portion	3,680	2,937
Deferred development costs, less current portion	15,400	11,377
Deferred payment contingency	—	2,287
Other long-term obligations	6,130	1,430
Revolving line of credit	50,000	75,000

Total liabilities	177,505	216,274
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 60,284,571 and 60,026,675 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	60	60
Additional paid-in capital	468,653	463,710
Accumulated other comprehensive gain	1,050	273
Accumulated deficit	(190,642)	(175,485)

Total stockholders’ equity	279,244	288,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,749	$504,955

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (As Restated)	2012 (As Restated)	2013 (As Restated)	2012 (As Restated)
Revenues:
Product sales, net	$32,213	$65,627	$61,559	$122,411
License and contract revenue	1,019	3,075	10,340	6,150

Total revenues	33,232	68,702	71,899	128,561
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	7,268	11,574	14,050	20,247
Selling, general and administrative	22,584	23,176	44,598	41,305
Research and development	10,460	9,288	22,343	17,819
Amortization and impairment of purchased intangibles	5,449	1,636	9,894	2,566

Total operating costs and expenses	45,761	45,674	90,885	81,937

(Loss) income from operations	(12,529)	23,028	(18,986)	46,624
Other income (expense), net	(163)	(1,507)	(1,481)	(1,369)

(Loss) income before income taxes	(12,692)	21,521	(20,467)	45,255
Benefit (provision) for income taxes	2,971	(3,171)	5,310	19,932

Net (loss) income	$(9,721)	$18,350	$(15,157)	$65,187

Net (loss) income per share:
Basic	$(0.16)	$0.31	$(0.26)	$1.11

Diluted	$(0.16)	$0.29	$(0.26)	$1.02

Weighted average shares outstanding:
Basic	58,977,295	58,763,700	58,995,735	58,617,530

Diluted	58,977,295	63,387,003	58,995,735	63,666,546

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (As Restated)	2012 (As Restated)	2013 (As Restated)	2012 (As Restated)
Net (loss) income	$(9,721)	$18,350	$(15,157)	$65,187
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities	99	(369)	967	(301)
Foreign currency translation adjustment	57	3	171	3
Income tax	(37)	—	(361)	—

Other comprehensive income (loss), net	119	(366)	777	(298)
Total comprehensive (loss) income	$(9,602)	$17,984	$(14,380)	$64,889

See accompanying notes to condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013 (As Restated)	2012 (As Restated)
Cash Flows From Operating Activities:
Net (loss) income	$(15,157)	$65,187
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred revenue	(10,300)	(6,150)
Depreciation and amortization	10,772	4,043
Stock-based compensation	5,671	6,097
Deferred income tax benefit	(6,039)	(31,493)
Provision (recovery) for bad debt	44	(31)
Provision for inventory obsolescence	1,041	437
Change in fair value of Allos deferred development costs and deferred payment contingency	(2,869)	—
Impairment of intangible assets	1,023	—
Foreign currency remeasurement loss	654	1,354
Excess tax benefits from share-based compensation	—	(2,181)
Changes in operating assets and liabilities:
Accounts receivable, net	39,746	(33,105)
Inventories, net	(1,875)	2,639
Prepaid expenses and other assets	(5,691)	(950)
Accounts payable and other accrued obligations	(11,495)	36,489
Accrued compensation and related expenses	(472)	1,717
Accrued drug development costs	(2,352)	277
Deferred revenue and other credits	743	619

Net cash provided by operating activities	3,444	44,949

Cash Flows From Investing Activities:
Sales and maturities of marketable securities	—	57,797
Purchases of marketable securities	—	(11,944)
Acquisition of Melphalan license	(3,000)	—
Purchases of property and equipment	(127)	(302)
Purchases of available for sale securities	—	(622)
Acquisition of ZEVALIN Rights	—	(25,435)

Net cash (used in) provided by investing activities	(3,127)	19,494

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	1,137	2,523
Proceeds from contributions to ESPP	197	372
Payments to acquire treasury stock	(1,652)	(317)
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(410)	(326)
Proceeds from Munidpharma collaboration amendment	7,000	—
Proceeds from revolving line of credit	100,000	—
Repayment of revolving line of credit	(125,000)	—
Repayment of capital leases	—	(9)
Excess tax benefits from share-based compensation	—	2,181

Net cash (used in) provided by financing activities	(18,728)	4,424

Effect of exchange rates on cash	(184)	85
Net (decrease) increase in cash and cash equivalents	(18,595)	68,952
Cash and cash equivalents—beginning of period	139,698	121,202

Cash and cash equivalents—end of period	$121,103	$190,154

Supplemental Disclosure of Cash Flow Information:
Melphalan license included in intangible assets and other long term obligations	$4,700	$—

Inventory liability assumed in acquisition	$—	$580

Retirement of treasury shares	$1,652	$—

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

We acquired Allos on September 5, 2012, and recorded intangible assets related to developed technology and distribution rights. The developed technology and distribution rights are amortized over the expected patent life of 10-15 years. The fair value of these intangible assets was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered our estimates of future incremental earnings that may be achieved by the intangible assets.

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

	Net Loss	Weighted- Average Shares Outstanding (Denominator)	Loss Per Share
(in thousands, except share and per share data)
Three Months Ended June 30, 2013 (As Restated)
Basic and diluted net loss per share:	$(9,721)	58,977,295	$(0.16)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

June 30, 2013
Preferred shares	40,000
Options	2,412,230
Incremental shares assumed issued on exercise of in the money warrants	115,249
Unvested restricted stock	1,102,654

3,670,133

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Three Months Ended June 30, 2012 (As Restated)
Basic earnings per share:	$18,350	58,763,700	$0.31

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,069,118
Incremental shares assumed issued on exercise of in the money warrants		251,578
Unvested restricted stock		262,607

Diluted earnings per share	$18,350	63,387,003	$0.29

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options excluded from the calculation		301,708

(in thousands, except share and per share data)	Net Loss	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Six Months Ended June 30, 2013 (As Restated)
Basic and diluted net loss per share:	$(15,157)	58,995,735	$(0.26)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

June 30, 2013
Preferred shares	40,000
Options	3,211,911
Incremental shares assumed issued on exercise of in the money warrants	173,031
Unvested restricted stock	1,102,654

4,527,596

(in thousands, except share and per share data)	Net Income	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
Six Months Ended June 30, 2012 (As Restated)
Basic net income per share:	$65,187	58,617,530	$1.11

Diluted net income per share:
Dilutive preferred shares		40,000
Dilutive options		4,483,596
Incremental shares assumed issued on exercise of in the money warrants		269,403
Unvested restricted stock		256,017

Diluted net income per share	$65,187	63,666,546	$1.02

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options excluded from the calculation		155,750

1A.	Restatement of Condensed Consolidated Financial Statements

Overview

The Company has restated its previously issued condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012, and balance sheet as of December 31, 2012, to correct certain errors as described below:

(i)	Our accounting for the intangible asset acquired as part of our September 2012 acquisition of Allos Therapeutics, Inc. This intangible asset was recognized as in-process research & development (IPR&D), but should have instead been recognized as a definite-lived intangible asset. The error resulted in an understatement of amortization of approximately $2.1 million per quarter for this intangible asset.

(ii)	An over-accrual of research and development and sales and marketing expenses that accumulated from January 1, 2007 through June 30, 2013. The aggregate impact over this entire period was approximately $7.7 million. As a result, $0.1 million and $0.5 million in the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $1.0 million in the six months ended June 30, 2013 and 2012, respectively, of excess operating expenses were recognized. The overstatement is comprised of (i) $6.7 million in excess accruals that correspond with our research and development and sales and marketing activities, and (ii) $1.0 million in excess liabilities that were recorded as part of our business combination accounting for the 2009 acquisition of RIT Oncology, LLC. As with the $6.7 million in excess accruals, this $1.0 million does not require settlement, and was not identified as such within a timely manner.

Financial Statement Presentation – Current and Future Periods

Our accompanying December 31, 2012 Condensed Consolidated Balance Sheet reflects the correction of the cumulative error of $7.2 million that existed through that date, as an adjustment to “accumulated deficit,” and the correction of the corresponding financial statement accounts including “deferred tax assets”, “accounts payable and other accrued obligations” and “accrued drug development costs”. The comparative results for the three and six months ended June 30, 2012, within the accompanying Condensed Consolidated Statements of Operations, reflect (a) increases in “amortization and impairment of purchased intangible assets”, (b) increases/reductions in “benefit for income taxes”, and (c) reductions of “selling general and administrative” and “research and development” expenses for the errors that correspond to these periods.

The accompanying restated Condensed Consolidated Financial Information in this Quarterly Report on Form 10-Q as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, has been labeled as “As Restated.”

A summary of the impact of the restatement corrections and other immaterial adjustments on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, and the Condensed Consolidated Statements of Operations, Comprehensive (Loss) Income, and Cash Flows for the three and six months ended June 30, 2013 and 2012 (as applicable), is presented below:

	Condensed Consolidated Balance Sheet December 31, 2012
	As Reported	As Restated
Intangible assets, net	$202,311	$200,234
Deferred tax assets	—	23,276
Other assets	7,569	6,745
Goodwill	28,973	7,279
Total assets	506,274	504,955
Accounts payable and other accrued obligations	95,297	93,811
Accrued drug development costs	15,109	11,441
Total current liabilities	128,397	123,243
Total liabilities	221,428	216,274
Accumulated deficit	(179,320)	(175,485)
Total stockholders’ equity	284,846	288,681

	Condensed Consolidated Balance Sheet June 30, 2013
	As Reported	As Restated
Deferred tax asset	$13,785	$13,027
Total current assets	213,040	212,282
Intangible assets, net	203,017	196,786
Deferred tax assets	4,813	29,676
Other assets	8,755	8,755
Goodwill	28,940	7,246
Total assets	460,569	456,749
Accounts payable and other accrued obligations	85,249	83,592
Accrued drug development costs	12,896	9,089
Total current liabilities	107,759	102,295
Total liabilities	182,969	177,505
Accumulated deficit	(192,286)	(190,642)
Total stockholders’ equity	277,600	279,244

	Condensed Consolidated Results of Operations
	Three Months Ended June 30, 2013 (As Reported)	Three Months Ended June 30, 2013 (As Restated)	Three Months Ended June 30, 2012 (As Reported)	Three Months Ended June 30, 2012 (As Restated)
Research and development	$10,501	$10,460	$9,583	$9,288
Selling, general and administrative	22,629	22,584	23,347	23,176
Amortization and impairment of purchased intangible assets	3,372	5,449	1,636	1,636
Total operating costs and expenses	43,770	45,761	46,140	45,674
(Loss) income from operations	(10,538)	(12,529)	22,562	23,028
Income (loss) before income taxes	(10,701)	(12,692)	21,055	21,521
(Provision) benefit for income taxes	524	2,971	(2,985)	(3,171)
Net income (loss)	(10,177)	(9,721)	18,070	18,350
Net income (loss) per share, basic	(0.17)	(0.16)	0.31	0.31
Net income (loss) per share, diluted	(0.17)	(0.16)	0.29	0.29

	Condensed Consolidated Results of Operations
	Six Months Ended June 30, 2013 (As Reported)	Six Months Ended June 30, 2013 (As Restated)	Six Months Ended June 30, 2012 (As Reported)	Six Months Ended June 30, 2012 (As Restated)
Research and development	$22,482	$22,343	$18,474	$17,819
Selling, general and administrative	44,976	44,598	41,609	41,305
Amortization and impairment of purchased intangible assets	5,740	9,894	2,566	2,566
Total operating costs and expenses	87,248	90,885	82,896	81,937
(Loss) income from operations	(15,349)	(18,986)	45,665	46,624
Income (loss) before income taxes	(16,830)	(20,467)	44,296	45,255
(Provision) benefit for income taxes	3,864	5,310	20,316	19,932
Net income (loss)	(12,966)	(15,157)	64,612	65,187
Net income (loss) per share, basic	(0.22)	(0.26)	1.10	1.11
Net income (loss) per share, diluted	(0.22)	(0.26)	1.01	1.02

	Condensed Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended June 30, 2013 (As Reported)	Three Months Ended June 30, 2013 (As Restated)	Three Months Ended June 30, 2012 (As Reported)	Three Months Ended June 30, 2012 (As Restated)
Net (loss) income	$(10,177)	$(9,721)	$18,070	$18,350
Total comprehensive (loss) income	(10,058)	(9,602)	17,704	17,984

	Condensed Consolidated Statements of Comprehensive (Loss) Income
	Six Months Ended June 30, 2013 (As Reported)	Six Months Ended June 30, 2013 (As Restated)	Six Months Ended June 30, 2012 (As Reported)	Six Months Ended June 30, 2012 (As Restated)
Net (loss) income	$(12,966)	$(15,157)	$64,612	$65,187
Total comprehensive (loss) income	(12,189)	(14,380)	64,314	64,889

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2013 (As Reported)	Six Months Ended June 30, 2013 (As Restated)	Six Months Ended June 30, 2012 (As Reported)	Six Months Ended June 30, 2012 (As Restated)
Net income (loss)	$(12,966)	$(15,157)	$64,612	$65,187
Changes in operating expenses and liabilities:
Depreciation and amortization	6,618	10,772	4,043	4,043
Accounts payable and other accrued obligations	(9,671)	(11,495)	36,409	36,489
Accrued drug development costs	(2,213)	(2,352)	932	277
Net cash provided by operating activities	3,444	3,444	44,949	44,949

2.	Acquisitions

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

	Three Months Ended June 30, 2012 (As Restated)	Six Months Ended June 30, 2012 (As Restated)
Total revenues	$82,174	$153,367
Income from operations	$17,681	$26,706
Net income	$11,182	$43,210
Basic net income per share	$0.19	$0.74
Diluted net income per share	$0.18	$0.68

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

6.	Intangible Assets and Goodwill

Intangible assets consist of the following ($ in 000’s):

	June 30, 2013 (As Restated)
	Gross Amount	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Weighted Average Amortization Period (years)
ZEVALIN intangibles—US	$41,900	$(21,595)	$—	$—	$20,305	5.5
ZEVALIN intangibles—Ex. US	23,490	(3,604)	(663)	—	19,223	8.8
FUSILEV intangibles	16,778	(3,966)	—	—	12,812	6.5
FOLOTYN distribution rights	27,900	(2,300)	—	(1,023)	24,577	9.1
FOLOTYN developed technology	118,400	(6,231)	—	—	112,169	13.5
Melphalan license with CyDex Pharmaceuticals	7,700	—	—	—	7,700	n/a

Total intangible assets	$236,168	$(37,696)	$(663)	(1,023)	$196,786

On May 29, 2013 the Company and Mundipharma entered into an amendment to their collaboration agreement in order to modify the scope of the Mundipharma licensed territories and the respective development obligations of the parties.

As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. The modification of the Company’s associated royalty and milestone rights constituted a change in the contractual provisions under which the Company measured its original acquired intangible asset (FOLOTYN distribution rights) with Mundipharma. The Company determined that an impairment of the Mundipharma intangible asset of $1.0 million resulted from the amendment and is recorded in the amortization and impairment of purchased intangibles in the accompanying statement of operations.

During the six months ended June 30, 2013, ZEVALIN and FOLOTYN intangible amortization of $3.3 million and $5.6 million, respectively, is included in amortization of purchased intangibles. In addition, during the six months ended June 30, 2013, $1.0 million is included in cost of product sales related to FUSILEV milestones.

Goodwill

Goodwill includes the following:

	June 30, 2013 (As Restated)	December 31, 2012 (As Restated)
	($ in ‘000’s)
Acquisition of Zevalin Rights	$2,525	$2,525
Acquisition of Allos	4,791	4,791
Foreign exchange translation effects	(70)	(37)

	$7,246	$7,279

7.	Inventories

Inventories, net of allowances consisted of the following:

	June 30, 2013	December 31, 2012
	($ in ‘000’s)
Raw materials	$1,580	$887
Work-in-process	4,150	7,302
Finished goods	9,582	6,289

	$15,312	$14,478

We continually review product inventories on hand, evaluating inventory levels relative to product demand, remaining shelf life, future marketing plans and other factors, and record reserves for obsolete and slow-moving inventories for amounts which we may not realize.

8.	Accounts payable and accrued obligations

Accounts payable and other accrued obligations consisted of the following:

	June 30, 2013 (As Restated)	December 31, 2012 (As Restated)
	($ in ‘000’s)
Trade payables	$29,056	$30,814
Allowance for rebates	20,683	11,023
Accrued product royalty	9,292	12,275
Allowance for returns	2,650	5,056
Accrued data and distribution fees	4,459	8,449
Accrued GPO administrative fees	2,672	2,650
Inventory management fee	1,690	3,050
Accrued income taxes	2,259	2,522
Allowance for chargebacks	9,372	15,153
Other accrued obligations	1,459	2,819

	$83,592	$93,811

9.	Income Taxes

On an interim basis, we estimate that the anticipated annual effective tax rate for the provision for income taxes and record a quarterly income tax provision in accordance with this anticipated annual rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where the we conduct business. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. During the six months ended June 30, 2013 we recognized $0.4 million as a discrete tax benefit due to the retroactive reinstatement of the U.S. R&D tax credit for 2012.

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

The acquired Marqibo intangible assets consisted of developed technology and in-process research and development for the treatment of acute lymphoblastic leukemia (“ALL”) and non-Hodgkin’s lymphoma (“NHL”) as follows in the table below ($ in 000’s):

	Value of Intangible Assets Acquired	Weighted-Average Amortization Period
Developed technology—Marqibo for ALL	$27,800		(1)
In-process research and development—Marqibo for NHL	18,500		(1)

Total identifiable intangible assets	$46,300

(1)	Acquired in-process research and development (“IPR&D”) is an intangible asset classified as an indefinite-lived until the completion or abandonment of the associated R&D effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. Intangible IPR&D is not amortized during the period that it is considered indefinite-lived but rather tested for impairment.

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

As discussed in Note 1A, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, we have restated in this Form 10-Q, our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and balance sheet as of December 31, 2012. Specifically, we have restated our Condensed Consolidated Financial Statements as a result of certain errors related to our accounting for certain business combinations, and the conclusion that the indefinite-lived intangible asset acquired and recognized during the acquisition of Allos Therapeutics, Inc. in September 2012 as in-process research & development (IPR&D) should have instead been recognized at the acquisition date as a definite-lived intangible asset. The financial statements for the restated periods also reflect certain other immaterial adjustments. The combined impact of these adjustments to the applicable line items in our accompanying Condensed Consolidated Financial Statements is set forth in Note 1A.

Management has also concluded that as of June 30, 2013, our internal controls over financial reporting were not effective due to a material weakness in our controls over our accounting for and reporting of accounts payable and other accrued obligations. See “Controls and Procedures” included in Part II, Item 4 of this Quarterly Report on Form 10-Q.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2013, which includes a net loss in the period of $15.2 million adjusted for net non-cash credits of which $8.3 million of the $10.3 million of amortization of deferred revenue relates to the amendment of our collaboration agreement with Allergan, $6.0 million for a deferred income tax benefit offset by $10.8 million of depreciation and amortization, $5.7 million for stock-based compensation, $654,000 for foreign currency translation and $1.0 million for the provision for inventory obsolescence. These non-cash items were offset primarily by provisions for cash by a $39.7 million decrease in accounts receivable and a $11.5 million reduction in accounts payable and accrued obligations both of which were due to timing.

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

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Three months ended June 30,		$ Change	% Change
	2013 (As Restated)	2012 (As Restated)
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$7.3	$11.6	$(4.3)	(37.1)%
Selling, general and administrative	22.6	23.2	(0.6)	(2.6)%
Research and development	10.5	9.3	1.2	12.9%
Amortization and impairment of purchased intangible assets	5.4	1.6	3.8	>100.0%

Total operating costs and expenses	$45.8	$45.7	$0.1	(0.2)%
Other income (expense), net	(0.2)	(1.5)	1.3	(89.2%)

Cost of Product Sales. The overall decrease in total cost of sales relates primarily to a decrease in product revenues which was partially offset by an increase of $58,000 for inventory reserves.

Selling, General and Administrative. Selling, general and administrative expenses decreased primarily due to:

•	$900,000 increase in marketing expenses to promote FOLOTYN and to promote ZEVALIN outside the U.S.

•	$1.0 million increase in professional fees which include legal fees for patents and trademarks, audit and tax services.

•	$686,000 increase in legal and professional fees related to the Talon acquisition.

•	$496,000 increase in commercial costs related to sales of ZEVALIN outside the U.S.

•	$436,000 increase in legal and professional fees related to the shareholder lawsuit and patent litigation.

•	$213,000 increase in computer software and services.

•	$146,000 increase in rent and utilities due to the addition of the Japan, Colorado, New Jersey and Westlake Village (California) offices.

These increases were partially offset by:

•	$3.2 million reduction in legal and professional fees related to the Allos tender offer and the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

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

Amortization and Impairment of Purchased Intangibles. The non-cash amortization and impairment of purchased intangibles increased $3.8 million during the three months ended June 30, 2013, of which, $1.0 million is due to the impairment of the Allos intangible as a result of the Mundipharma contract amendment in May 2013. The remaining amount is due to the amortization of intangibles from the acquisition of ZEVALIN and the amortization of intangibles recognized from the acquisition of Allos.

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

	Three months ended June 30,		$ Change	% Change
	2013 (As Restated)	2012 (As Restated)
	($ in millions)
Benefit (provision) for income taxes	$3.0	$(3.2)	$6.2	>(100.0%	)

Benefit (Provision) for Income Taxes. As a result of our $12.7 million operating loss, we recorded a benefit for income taxes of $3.0 million for the three months ended June 30, 2013. For the three months ended June 30, 2012, we recorded a provision of $3.2 million on $21.5 million in operating profits. The tax provision for the three months ended June 30, 2012 is net of a benefit of $3.4 million which was realized as a result of the completion of a comprehensive R&D credit analysis for prior years and the related recognition of R&D credits.

We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized.

Our effective tax before discrete items was approximately 24% and 35% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate for the three months ended June 30, 2013 is below the statutory rate principally as a result of losses in foreign jurisdictions that were offset by a valuation allowance and deductions that are permanently disallowed for tax purposes.

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

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Six months ended June 30,		$ Change	% Change
	2013 (As Restated)	2012 (As Restated)
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$14.0	$20.2	$(6.2)	(30.6)%
Selling, general and administrative	44.6	41.3	3.3	8.0%
Research and development	22.3	17.8	4.5	25.4%
Amortization and impairment of purchased intangible assets	9.9	2.6	7.3	>100.0%

Total operating costs and expenses	$90.8	$81.9	$8.9	11.0%
Other income (expense), net	(1.5)	(1.4)	(0.1)	(8.2%)

Cost of Product Sales. The overall decrease in total cost of sales relates primarily to a decrease in product revenues which was partially offset by an increase of $604,000 for excess inventory.

Selling, General and Administrative. Selling, general and administrative expenses increased as a result of the inclusion of Allos in the financial statements and is primarily due to:

•	$1.1 million increase in compensation and associated benefits, which is mainly attributable to general and administrative expenses as a result of the addition of higher level management and the inclusion of personnel for Allos and personnel in Japan, and also includes a $363,000 increase in recruitment fees.

•	$1.1 million increase in commercial costs related to sales of ZEVALIN outside the U.S.

•	$1.5 million increase in marketing expenses to promote FOLOTYN.

•	$1.7 million increase in professional fees which include legal for patents and trademarks, audit and tax services.

•	$1.2 million increase in legal and professional fees related to the shareholder lawsuit and patent litigation.

•	$686,000 increase in legal and professional fees related to the Talon acquisition.

•	$518,000 increase in computer software and services.

•	$374,000 increase in rent and utilities due to the addition of the Japan, Colorado, New Jersey and Westlake Village (California) offices.

These increases were partially offset by:

•	$797,000 decrease in non-cash stock compensation expense primarily related to the management incentive plan expenses.

•	$4.1 million reduction in legal and professional fees related to the Allos tender offer and the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

We expect that sales and marketing activities, and therefore, selling, general and administrative expenses will remain approximately the same over the remainder of 2013.

Research and Development. Research and development expenses increased as a result of the inclusion of Allos in the financial statements and is primarily due to:

•	$5.3 million decrease in the reimbursement of expenses compared to the same period in 2012 primarily due to the amendment of the Allergan agreement in the first quarter of 2013.

•	$543,000 increase in continuing medical education grants

•	$1.1 million increase in consulting, compensation and associated benefits

These increases were partially offset by:

•	$2.4 million write off of deferred payment contingency as a result of the amendment to the Mundipharma agreement.

We expect research and development expenses to remain approximately the same for the remainder of the 2013, excluding the cost of in-licensing or acquisitions of additional drugs, if any.

Amortization and Impairment of Purchased Intangibles. The non-cash amortization and impairment of purchased intangibles increased $7.3 million during the six months ended June 30, 2013, of which $1.0 million is due to the impairment of the Allos intangible as a result of the Mundipharma contract amendment in May 2013. The remaining amount is due to the amortization of intangibles from the acquisition of ZEVALIN Ex. U.S. Rights and the amortization of intangibles recognized from the acquisition of Allos.

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

	Six months ended June 30,
	2013 (As Restated)	2012 (As Restated)	$ Change	% Change
	($ in millions)
Benefit for income taxes	$5.3	$19.9	$(14.6)	(73.4%)

Benefit for Income Taxes. As a result of our year-to-date operating loss, we recorded a benefit for income taxes of $5.3 million for the six months ended June 30, 2013. For the six months ended June 30, 2012, we recorded a tax benefit of $19.9 million primarily as a result of the releasing $24 million of valuation allowance on domestic deferred tax assets as of January 1, 2012 as a discrete tax adjustment.

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

Our effective tax rate before discrete items was approximately 24% and 21% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate for 2013 is below the statutory rate principally as a result of losses in foreign jurisdictions that were offset by a valuation allowance and deductions that are permanently disallowed for tax purposes. The lower effective tax rate in 2012 is principally due to the tax benefit realized as a result of the release of a portion of our domestic valuation allowance as of January 1, 2012 against 2012 earnings.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. During the six months ended June 30, 2013 we recognized $0.4 million as a discrete tax benefit due to the retroactive reinstatement of the U.S. R&D tax credit for 2012.

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

Changes in Internal Control Over Financial Reporting

While preparing our financial statements for the three and nine months ended September 30, 2013, we determined that our June 30, 2013 and December 31, 2012 Condensed Consolidated Balance Sheets, included within our respective Form 10-Q and Form 10-K filings presented a $7.7 million and $7.2 million overstatement, respectively, within “accounts payable and other accrued obligations.”

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

We have concluded that, when aggregated as of March 31, 2013, June 30, 3013, and December 31, 2012, these deficiencies represent a “material weakness” in our internal controls over financial reporting, and accordingly, our internal control over financial reporting was ineffective at each of these dates.

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

Except as disclosed above, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting which existed as of December 31, 2012, and has not been adequately remediated as of March 31, 2013, June 30, 2013 and September 30, 2013. If we fail to properly remediate this or any future weaknesses or deficiencies or maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1+//	Amended and Restated License, Development and Commercialization Agreement dated as of May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934 as amended.

10.2+//	Amended and Restated Supply Agreement dated as of May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.
//	Previously filed with Original Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: November 18, 2013	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1//	Amended and Restated License, Development and Commercialization Agreement dated as of May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934 as amended.

10.2//	Amended and Restated Supply Agreement dated as of May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.
//	Previously filed with Original Report