Form 10-Q
period 2013-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2013-11-18
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, 63,879,714 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Item 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	September 30, 2013	December 31, 2012 (Restated – see Note 2)
ASSETS
Current Assets:
Cash and equivalents	$71,974	$139,698
Marketable securities	3,312	3,310
Accounts receivable, net of allowance for doubtful accounts of $254 and $228, respectively	54,923	92,169
Inventories, net	14,642	14,478
Prepaid expenses and other current assets	4,852	2,745
Deferred tax asset	3,824	12,473

Total current assets	153,527	264,873
Property and equipment, net	1,741	2,548
Intangible assets, net	236,626	200,234
Goodwill	7,900	7,279
Other assets	8,614	6,745
Deferred tax asset	45,325	23,276

Total assets	$453,733	$504,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued obligations	$71,320	$93,811
Accrued compensation and related expenses	7,771	4,835
Deferred revenue	1,068	12,300
Deferred development costs	3,251	856
Accrued drug development costs	10,580	11,441

Total current liabilities	93,990	123,243
Deferred revenue—less current portion	4,140	2,937
Deferred development costs, less current portion	15,400	11,377
Deferred payment contingency	—	2,287
Other long-term obligations	12,839	1,430
Revolving line of credit	25,000	75,000

Total liabilities	151,369	216,274
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 63,825,102 and 60,026,675 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	64	60
Additional paid-in capital	499,783	463,710
Accumulated other comprehensive income	635	273
Accumulated deficit	(198,241)	(175,485)

Total stockholders’ equity	302,364	288,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,733	$504,955

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (Restated – see Note 2)	2013	2012 (Restated – see Note 2)
Revenues:
Product sales, net	$41,439	$65,871	$102,998	$188,282
License fees	1,000	3,171	11,340	9,321

Total revenues	$42,439	$69,042	$114,338	$197,603

Operating expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	8,221	11,155	22,271	31,402
Selling, general and administrative	29,003	22,925	73,601	64,230
Research and development	13,567	10,019	35,910	27,838
Amortization and impairment of intangible assets	4,935	1,834	14,829	4,400

Total operating expenses	55,726	45,933	146,611	127,870

(Loss) income from operations	(13,287)	23,109	(32,273)	69,733
Other income (expense), net	742	293	(738)	(1,076)

(Loss) income before income taxes	(12,545)	23,402	(33,011)	68,657
Benefit (provision) for income taxes	4,733	(1,878)	10,249	18,054

Net (loss) income	$(7,812)	$21,524	$(22,762)	$86,711

Net (loss) income per share:
Basic	$(0.13)	$0.37	$(0.38)	$1.48

Diluted	$(0.13)	$0.33	$(0.38)	$1.34

Weighted average shares outstanding:
Basic	61,903,242	58,912,031	60,013,842	58,564,176

Diluted	61,903,242	65,139,606	60,013,842	64,880,786

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (Restated – see Note 2)	2013	2012 (Restated – see Note 2)
Net (loss) income	$(7,812)	$21,524	$(22,762)	$86,711
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities	(293)	1,267	674	966
Foreign currency translation adjustments	(122)	(60)	49	(57)
Income tax	—	—	(361)	—

Other comprehensive income (loss), net	(415)	1,207	(362)	909

Total comprehensive (loss) income	$(8,227)	$22,731	$(23,124)	$87,620

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012 (Restated – see Note 2)
Cash Flows From Operating Activities:
Net (loss) income	$(22,762)	$86,711
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred revenue	(11,300)	(9,225)
Depreciation and amortization	16,249	6,714
Stock-based compensation	8,662	9,424
Change in fair value of common stock warrants	202	—
Deferred income tax benefit	(10,016)	(33,298)
Provision (recovery) for bad debt	59	(72)
Provision for inventory obsolescence	1,871	522
Loss on disposal of assets	—	115
Change in fair value of deferred development costs and deferred payment contingency	(2,869)	—
Impairment of intangible assets	1,023	—
Foreign currency remeasurement loss	675	847
Excess tax benefits from share-based compensation	—	(3,752)
Changes in operating assets and liabilities:	—
Accounts receivable, net	37,187	(32,334)
Inventories, net	(1,424)	(492)
Prepaid expenses and other assets	(3,193)	9,977
Accounts payable and other accrued obligations	(26,104)	26,618
Accrued compensation and related expenses	1,324	496
Accrued drug development costs	(861)	746
Deferred revenue and other credits	1,271	865

Net cash (used in) provided by operating activities	(10,006)	63,862

Cash Flows From Investing Activities:
Sales and maturities of marketable securities	—	71,400
Purchases of marketable securities	—	(26,386)
Acquisition of Melphalan license	(3,000)	—
Purchases of property and equipment	(127)	(304)
Purchases of available-for-sale securities	—	(1,712)
Acquisition of ZEVALIN Rights	—	(25,435)
Acquisition of Talon Therapeutics, Inc., net of cash acquired	(11,189)	—
Acquisition of Allos Therapeutics, Inc., net of cash acquired	—	(133,264)

Net cash used in investing activities	(14,316)	(115,701)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	2,970	4,592
Proceeds from contributions to ESPP	197	372
Payments to acquire treasury stock	(1,652)	(8,948)
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(612)	(492)
Proceeds from Munidpharma collaboration amendment	7,000	—
Proceeds from revolving line of credit	100,000	75,000
Repayment of revolving line of credit	(150,000)	—
Repayment of capital leases	—	(9)
Payment of debt issuance costs	—	(475)
Excess tax benefits from share-based compensation	—	3,752

Net cash (used in) provided by financing activities	(42,097)	73,792

Effect of exchange rates on cash	(1,305)	128
Net (decrease) increase in cash and cash equivalents	(67,724)	22,081
Cash and cash equivalents—beginning of period	139,698	121,202

Cash and cash equivalents—end of period	$71,974	$143,283

Supplemental Disclosure of Cash Flow Information:
Melphalan license included in intangible assets and other long term obligations	$4,700	$—

Inventory liability assumed in acquisition	$—	$580

Retirement of treasury shares	$1,652	$11,874

See accompanying notes to unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

1.	Description of Business, Basis of Presentation, and Operating Segment

(a) Description of Business

Spectrum Pharmaceuticals, Inc. and its wholly-owned subsidiaries (“Spectrum”, the “Company”, “we”, “our”, or “us”), is a biotechnology company with fully integrated commercial and drug development operations, with a primary focus in oncology and hematology. Our strategy is comprised of acquiring, developing, and marketing a diverse pipeline of late-stage clinical and commercial products.

We currently market four drugs:

•	FUSILEV® injection for patients in the U.S. with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN® injection for patients in the U.S. and various international markets with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients in the U.S. with relapsed or refractory peripheral T-cell lymphoma; and

•	Marqibo® injection for patients in the U.S. with Philadelphia chromosome–negative acute lymphoblastic leukemia.

We also have a diversified pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our business strategies.

(b) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of the Company, including its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

We own fifty-percent of our Canadian affiliate, Spectrum Pharma Canada (“SPC”). We fund all of the expenses of this entity, and since we are deemed to be its “primary beneficiary” (as defined under applicable GAAP), SPC is reported in our financial statements as if it were a wholly-owned subsidiary.

On April 1, 2012, we acquired the licensing rights outside of the U.S. to market ZEVALIN (the “ZEVALIN Rights”); on September 5, 2012, we acquired Allos Therapeutics, Inc. (“Allos”); and on July 17, 2013, we acquired Talon Therapeutics, Inc. (“Talon”). Our financial statements include the assets acquired, liabilities assumed, operating results and cash flows of these acquisitions, beginning with the respective acquisition date for each.

The unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature (except for the correction of certain prior period immaterial errors, as discussed in Note 2). In the opinion of management, these adjustments are necessary to fairly state our financial position as of September 30, 2013, and the results of our operations and cash flows for the three and nine months ended September 30, 2013 and 2012.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other periods. The unaudited financial statements included in this Quarterly Report on Form 10-Q do not include all disclosures required by GAAP for annual periods and should be read in conjunction with our audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K.

(c) Operating Segment

We have one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three and nine months ended September 30, 2013 and 2012, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our long-lived assets are located in the U.S.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

2.	Correction of Immaterial Errors Within Previously Issued Condensed Consolidated Financial Statements

Overview

In connection with the preparation of our accompanying Condensed Consolidated Financial Statements, we determined that our June 30, 2013 Condensed Consolidated Balance Sheet, included within our Form 10-Q for the quarter ended June 30, 2013, presented a $7.7 million overstatement within “accounts payable and other accrued obligations” and “accrued drug development costs”. However, this error had no resulting impact to our September 30, 2013 cash balance.

The components of the “accounts payable and other accrued obligations” and “accrued drug development costs” overstatement include (a) $6.7 million of excess accruals that correspond with our research and development and sales and marketing activities which accumulated from January 1, 2007 through June 30, 2013, and (b) $1.0 million of excess liabilities that were recorded as part of our business combination accounting for our 2009 acquisition of RIT Oncology, LLC. As with the $6.7 million of excess accruals, this $1.0 million did not require settlement, and was not timely identified as such.

Materiality Assessment

Our management evaluated the materiality of these errors from a qualitative and quantitative perspective, as required by applicable SEC and GAAP guidance. Based on this evaluation, our management concluded that these errors were not material to any of our previously reported quarterly or annual periods, and therefore, the amendment of previously filed reports with the SEC are not required for this matter. However, the correction of these accumulated errors would be material if corrected in full (i.e., the entire $7.7 million) within the current reporting period’s Condensed Consolidated Statements of Operations. Therefore, we have revised within this Quarterly Report on Form 10-Q, our previously reported financial information as of December 31, 2012, and for the three and nine months ended September 30, 2012 for those errors specific to each period.

In addition, our accompanying December 31, 2012 Condensed Consolidated Balance Sheet has been restated to reflect the correction of certain additional errors related to our conclusion that the indefinite-lived intangible asset acquired and recognized as part of our acquisition of Allos Therapeutics, Inc. in September 2012, as in-process research & development (IPR&D), should instead be recognized at the acquisition date as a definite-lived intangible asset. This matter is further discussed in our Form 10-Q/A, Note 1A – “Restatement of Condensed Consolidated Financial Statements” for the quarterly period ended June 30, 2013.

Financial Statement Presentation – Current and Future Periods

Our accompanying December 31, 2012 Condensed Consolidated Balance Sheet reflects the correction of the cumulative error of $7.2 million that existed through that date, as an adjustment to “accumulated deficit,” and the correction of the corresponding accounts of “deferred tax assets,” “accounts payable and other accrued obligations,” and “accrued drug development costs.” The remaining $0.5 million correction is reflected as a reduction of “selling general and administrative” and “research and development” expenses within the accompanying Condensed Consolidated Statements of Operations. This correction reduced operating expenses by $0.1 million and $0.5 million for the three and nine months ended September 30, 2013, respectively.

The prior period financial statements included within this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, within the accompanying Condensed Consolidated Statements of Operations, and Condensed Consolidated Cash Flows reflect reductions of “selling general and administrative” and “research and development” expenses for the errors that correspond to each period.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

The impact of this aggregate $7.7 million error to our previously reported 2012 annual period, and our previously reported 2013 and 2012 quarterly periods is summarized below. These amounts will be reported within our future Form 10-Q and 10-K filings, and any other SEC filing that includes financial information covering the impacted periods on this “as restated” basis:

	Consolidated Balance Sheet for Year Ended December 31, 2012
	As Reported	As Restated
Intangible assets, net	$202,311	$200,234
Goodwill	28,973	7,279
Deferred tax assets	12,473	23,276
Other assets	7,569	6,745
Total assets	506,274	504,955
Accounts payable and other accrued obligations	95,297	93,811
Accrued drug development costs	15,109	11,441
Total current liabilities	128,397	123,243
Total liabilities	221,428	216,274
Accumulated deficit	(179,320)	(175,485)
Total stockholders’ equity	284,846	288,681

	Condensed Consolidated Results of Operations
	Three Months Ended September 30, 2012 (As Reported)	Three Months Ended September 30, 2012 (As Restated)	Nine Months Ended September 30, 2012 (As Reported)	Nine Months Ended September 30, 2012 (As Restated)
Research and development	$10,183	$10,019	$28,657	$27,838
Selling, general and administrative	23,114	22,925	64,723	64,230
Total operating expenses	46,286	45,933	129,182	127,870
Income from operations	22,756	23,109	68,421	69,733
Income before provision for income taxes	23,049	23,402	67,345	68,657
(Provision) benefit for income taxes	(1,737)	(1,878)	18,579	18,054
Net income	21,312	21,524	85,924	86,711
Net income per share, basic	$0.36	$0.37	$1.47	$1.48
Net income per share, diluted	$0.33	$0.33	$1.32	$1.34

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

	Condensed Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2012 (As Reported)	Nine Months Ended September 30, 2012 (As Restated)
Net income	$85,924	$86,711
Changes in operating expenses and liabilities:
Accounts payable and other accrued obligations	26,586	26,618
Accrued drug development costs	1,565	746
Net cash provided by operating activities	63,862	63,862

For the three and nine months ended September 30, 2013 and 2012, the Condensed Consolidated Statements of Cash Flows were impacted by the adjustments to net income (loss) discussed above. However, its effect on the annual cash flows for these periods was limited to an increase to “net income” and a corresponding and equal change to “deferred income tax benefit,” “accounts payable and other accrued obligations,” and “accrued drug development costs”, with no resulting net impact to cash provided by operating activities.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

3.	Use of Estimates and Summary of Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, our management evaluates its estimates, including those related to (i) revenue adjustments; (ii) the collectability of customer accounts; (iii) whether the cost of inventories can be recovered; (iv) the value of goodwill and intangible assets; (v) the realization of tax assets and estimates of tax liabilities; (vi) the likelihood of payment and value of contingent liabilities; and (vii) the potential outcome of litigation.

Such estimates are based on our management’s judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may materially differ from management’s estimates. In our judgment, the accounting policies, estimates, and assumptions described below have the greatest potential impact on our preparation of the accompanying Condensed Consolidated Financial Statements:

(i)     Revenue Recognition

Product Sales: We sell our products to wholesalers and distributors. Our wholesalers and distributors purchase our products and sell the products directly to end-users, such as clinics, hospitals, and private oncology-based practices. Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to our customer, and the following additional criteria are met:

(1)	appropriate evidence of a binding arrangement exists with our customer;

(2)	price is substantially fixed and determinable;

(3)	collection from our customer is reasonably assured;

(4)	our customer’s obligation to pay us is not contingent on resale of the product;

(5)	we do not have significant obligations for future performance to directly bring about the resale of our product; and

(6)	we have a reasonable basis to estimate future returns.

We calculate a provision for estimated product returns, sales discounts, rebates, government chargebacks, and distribution and data fees (collectively, “gross-to-net estimates”) – the nature of which is discussed within Note 2 to our 2012 Annual Report on Form 10-K. Our gross revenue is reduced by our gross-to-net estimates. We defer revenue recognition in full if/when these estimates are not reasonably determinable at the time of sale.

License Fees: We recognize license fees based on the terms of each contractual agreement. In general, this results in periodic revenue recognition as the third-party licensee has sales for which we are entitled to a royalty, or in certain cases, a lump-sum license fee in which revenue is recognized in that period.

(ii)     Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.

(iii)     Inventories

We value inventory at the lower of the actual cost to purchase or manufacture the inventory, or the market value for such inventory. Cost is determined on the first-in, first-out method (FIFO). We regularly review inventory quantities in process and on hand, and when appropriate, record a provision for obsolete and excess inventory. The provision is based on actual loss experience and a forecast of product demand compared to its remaining shelf life.

(iv)     Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of the acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually unless there are interim impairment indicators. We perform our annual evaluation as of October 1 each year.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

We evaluate the recoverability of indefinite and definite lived intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to the following:

(a)	a significant decrease in the market value of an asset;

(b)	a significant adverse change in the extent or manner in which an asset is used; or

(c)	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

(v)     Foreign Currency Translation

We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of accumulated other comprehensive income (loss) in the statement of comprehensive income (loss).

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Foreign currency transaction gains and losses have not been significant for any period presented.

(vi)     Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with authoritative guidance which requires the disclosure of all components of comprehensive income, including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive income (loss) at September 30, 2013 and 2012, respectively consisted primarily of foreign currency translation adjustments and net unrealized gains/losses on investments in marketable securities as of each date.

(vii)     Basic and Diluted Net Income (Loss) per Share

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

(viii)     Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards. We have recorded a valuation allowance to reduce our net deferred tax assets, because we believe that, based upon a weighting of positive and negative factors, it is more likely than not that these deferred tax assets will not be realized. If we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance of our deferred tax assets would increase net income in the period such determination was made. In the event that we were assessed interest and/or penalties from taxing authorities, such amounts would be included in “income tax expense” within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the notice was received.

(ix)     Research and Development Costs

Research and development costs are expensed as incurred.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

(x)     Fair Value Measurements

We measure fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include the following:

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

“Cash and equivalents” within our accompanying Condensed Consolidated Balance Sheets consist of bank deposits and certificates of deposit. Certificates of deposit are valued at cost, which approximates fair value due to the short-term maturities of these instruments. “Marketable securities” consist of U.S. Government treasury bills, U.S. treasury-backed securities, and corporate deposits, which are stated at fair value (utilizing Level 1 inputs).

The fair value of our “deferred development cost” liability and our “deferred payment contingency” within our accompanying Condensed Consolidated Balance Sheets was valued using a model commonly referred to as the discounted income approach model. The unobservable inputs (i.e., Level 3 inputs) in this valuation model that have the most significant effect on these liabilities include (i) internal estimates of research and development personnel costs needed to perform the research and development services, (ii) estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed, and (iii) an appropriate discount rate for these expenditures. These inputs are reviewed for reasonableness by management on at least on a quarterly basis.

“Other long-term obligations” within our accompanying Condensed Consolidated Balance Sheets represent future amounts we may be required to pay in conjunction with various business combinations (i.e., contingent consideration) – see Note 8(a) for a discussion of CVRs granted as part of our acquisition of Talon). The fair value of the liability associated with FDA approval of Captisol-enabled® melphalan (see Note 8(b)) is also included within “other long-term obligations”. These liabilities within our accompanying Condensed Consolidated Balance Sheets are valued using Level 3 inputs which include probabilities and assumptions related to the timing and likelihood of achievement of regulatory and sales milestones and other contractual performance conditions. These inputs are reviewed for reasonableness by management on at least a quarterly basis.

4.	Balance Sheet Account Detail

(a) Cash and Marketable Securities

As of September 30, 2013, we held substantially all of our cash, cash equivalents, and marketable securities at major financial institutions.

Our investment policy requires that investments in marketable securities be in only highly-rated instruments, which are primarily U.S. treasury bills or U.S. treasury-backed securities, with limitations on investing in securities of any single issuer. We maintain cash balances in excess of federally insured limits with reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation and third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

Cash, equivalents and marketable securities, including long term bank certificates of deposits, and investments totaled $78.4 million and $145.5 million as of September 30, 2013 and December 31, 2012, respectively. Long term bank certificates of deposit include a $0.3 million restricted certificate of deposit that collateralizes tenant improvement obligations to the lessor of our principal offices. The following is a summary of such investments:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash	Marketable Security
						Current	Long Term
September 30, 2013
Cash and equivalents	$71,974	$—	$—	$71,974	$71,974	$—	$—
Bank CDs (including restricted certificate of deposit of $250)	252	—	—	252	—	252	—
Money market currency funds	3,060	—	—	3,060	—	3,060	—
Other securities (included in other assets)	1,747	1,407	—	3,154	—	—	3,154

Total investments	$77,033	$1,407	$—	$78,440	$71,974	$3,312	$3,154

December 31, 2012
Cash and equivalents	$139,698	$—	$—	$139,698	$139,698	$—	$—
Bank CDs (including restricted certificate of deposit of $250)	987	—	—	987	—	987	—
Money market currency funds	2,323	—	—	2,323	—	2,323	—
Other securities (included in other assets)	1,747	733	—	2,480	—	—	2,480

Total investments	$144,755	$733	$—	$145,488	$139,698	$3,310	$2,480

As of September 30, 2013, none of the securities had been in a continuous unrealized loss position longer than one year.

(b) Inventories

Inventories, net of allowances consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$2,622	$887
Work-in-process	3,174	7,302
Finished goods	8,846	6,289

	$14,642	$14,478

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

(c) Intangible Assets and Goodwill

Intangible assets consist of the following:

	September 30, 2013
	Gross Amount	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Amortization Period (years)
Marqibo IPR&D	$17,600	$—	$—	$—	$17,600	n/a
Marqibo developed technology	26,900	(508)	—	—	26,392	13
ZEVALIN marketing rights—U.S.	41,900	(22,525)	—	—	19,375	10
ZEVALIN marketing rights—Ex. U.S.	23,490	(4,501)	263	—	19,252	10
FUSILEV developed technology	16,778	(4,459)	—	—	12,319	9
FOLOTYN distribution rights*	27,900	(2,981)	—	(1,023)	23,896	10
FOLOTYN developed technology.	118,400	(8,308)	—	—	110,092	14
Melphalan IPR&D	7,700	—	—	—	7,700	n/a

Total intangible assets	$280,668	$(43,282)	$263	$(1,023)	$236,626

*	On May 29, 2013, we amended our collaboration agreement Mundipharma in order to modify the scope of their licensed territories and the respective development obligations. As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. The modification of our associated royalty and milestone rights constituted a change in the contractual provisions under which we measured our original acquired intangible asset (i.e., the FOLOTYN distribution rights). We determined that an impairment of the FOLOTYN distribution rights of $1.0 million resulted from the amendment and is recorded in the “amortization and impairment of intangible assets” in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013.

Goodwill includes the following:

	September 30, 2013	December 31, 2012 (As Restated)
Acquisition of Zevalin Rights	2,525	2,525
Acquisition of Allos	5,346	4,791
Foreign exchange translation effects	29	(37)

	$7,900	$7,279

(d) Accounts payable and accrued obligations

Accounts payable and other accrued obligations consisted of the following:

	September 30, 2013	December 31, 2012 (As restated)
Trade payables	$22,958	$30,814
Allowance for rebates	25,395	11,023
Accrued product royalty	9,019	12,275
Allowance for returns	2,636	5,056
Accrued data and distribution fees	2,995	8,449
Accrued GPO administrative fees	2,196	2,650
Inventory management fee	784	3,050
Accrued income taxes	—	2,522
Allowance for chargebacks	4,559	15,153
Other accrued obligations	778	2,819

	$71,320	$93,811

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

5.	Gross-to Net Product Sales

The below table presents a gross-to-net product sales reconciliation for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Gross product sales	$61,256	$91,805	$161,750	$279,075
Government rebates and chargebacks	(15,136)	(16,368)	(46,219)	(65,641)
Data, distribution and GPO fees	(4,631)	(7,898)	(14,677)	(21,369)
Prompt pay discount	(50)	(1,078)	(155)	(3,684)
Product returns allowance	—	(590)	2,299	(99)

Net product sales	$41,439	$65,871	$102,998	$188,282

6.	Net Income (Loss) Per Share

	Net Loss	Weighted- Average Shares Outstanding (Denominator)	Net Loss Per Share
Three Months Ended September 30, 2013
Basic and diluted loss per share:	$(7,812)	61,903,242	$(0.13)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

September 30, 2013
Preferred shares	40,000
Options	2,881,993
Incremental shares assumed issued on exercise of in the money warrants	132,565
Unvested restricted stock	1,044,904

4,099,288

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

	Net Income	Weighted- Average Shares Outstanding (Denominator)	Net Income Per Share
Three Months Ended September 30, 2012 – As restated
Basic net income per share:	$21,524	58,912,031	$0.37

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,863,932
Incremental shares assumed issued on exercise of in the money warrants		279,518
Unvested restricted stock		1,044,125

Diluted earnings per share	$21,524	65,139,606	$0.33

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options excluded from the calculation		696,500

	Net Loss	Weighted- Average Shares Outstanding (Denominator)	Net Loss Per Share
Nine Months Ended September 30, 2013
Basic net loss per share:	$(22,762)	60,013,842	$(0.38)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

September 30, 2013
Preferred shares	40,000
Options	3,247,710
Incremental shares assumed issued on exercise of in the money warrants	160,486
Unvested restricted stock	1,044,904

4,493,100

	Net Income	Weighted- Average Shares Outstanding (Denominator)	Net Income Per Share
Nine Months Ended September 30, 2012 – As restated
Basic earnings per share:	$86,711	58,564,176	$1.48

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,959,558
Incremental shares assumed issued on exercise of in the money warrants		272,927
Unvested restricted stock		1,044,125

Diluted earnings per share	$86,711	64,880,786	$1.34

Potentially dilutive securities not included above since they were antidilutive:
Antidilutive options excluded from the calculation		737,230

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

7.	Fair Value Measurements

The below table summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories (as described within Note 3(x)):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets:
Cash and equivalents	$71,974	$—	$—	$71,974
Bank CDs (including restricted certificate of deposit of $250)	—	252	—	252
Money market currency funds	—	3,060	—	3,060

Cash and equivalents, and marketable securities and investments	71,974	3,312	—	75,286
Deferred compensation investments, including life insurance cash surrender value	—	4,757	—	4,757
Other securities	3,154	—	—	3,154

	$75,128	$8,069	$—	$83,197

Liabilities:
Deferred executive compensation liability	—	3,721	—	3,721
Deferred development costs	—	—	18,651	18,651
Melphalan license contingent consideration	—	—	4,700	4,700
Contingent value right	—	—	6,500	6,500

	$—	$3,721	$29,851	$33,572

The following summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2011	$—
Transfers in / (out) of Level 3:
Deferred development costs	12,233
Deferred payment contingency	2,287

Balance at December 31, 2012	14,520
Transfers in / (out) of Level 3:
Other long term liabilities	4,700
Deferred development costs	6,418
Deferred payment contingency	(2,287)
Contingent Value Right	6,500

Balance at September 30, 2013	$29,851

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

8.	Business Combinations

(a) Acquisition of Talon Therapeutics, Inc.

Talon Acquisition Overview

On July 16, 2013, we entered into a Securities Purchase Agreement with Talon Therapeutics, Inc. (“Talon”), whereby, on July 17, 2013, we purchased all of its then outstanding shares of common stock. Through the acquisition of Talon, we gained worldwide rights to Marqibo, an FDA-approved drug that we believe complements our other hematology and oncology products.

The purchase consideration comprised of (i) an aggregate upfront cash amount of $11.3 million, (ii) issuance of 3.0 million shares of our common stock, then equivalent to $26.3 million (based on a closing price of $8.77 per share on July 17, 2013), and (iii) the issuance of contingent value rights (“CVR”) valued by us of $6.5 million.

The CVR was valued using a valuation model that probability-weights expected outcomes (ranging from 0% to 100%) and discounts those amounts to their present value, using a discount rate of 25% (these represent Level 3 inputs – see Note 3(x)). The CVR has a maximum payout of $195.0 million if all sales and regulatory approval milestones are achieved, as summarized below:

•	$5.0 million upon the achievement of net sales of Marqibo in excess of $30.0 million in any calendar year

•	$10.0 million upon the achievement of net sales of Marqibo in excess of $60.0 million in any calendar year

•	$25.0 million upon the achievement of net sales of Marqibo in excess of $100.0 million in any calendar year

•	$50.0 million upon the achievement of net sales of Marqibo in excess of $200.0 million in any calendar year

•	$100.0 million upon the achievement of net sales of Marqibo in excess of $400.0 million in any calendar year

•	$5.0 million upon receipt of marketing authorization from the FDA regarding Menadione Topical Lotion

Since July 17, 2013, the results of operations of the former Talon business have been included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013. From July 17, 2013 through September 30, 2013, our revenue derived from the former Talon business was approximately $0.1 million. We had nominal earnings from the Talon business during this period.

Direct Costs of the Talon Acquisition

Our direct costs of the Talon acquisition included employee severance, banker, legal, and accounting fees which aggregated to $5.7 million. This amount is included in “selling and general expenses” within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013.

Consideration Transferred

The Talon acquisition purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date. The following table summarizes the purchase price:

Cash consideration	$11,300
Contingent value right	6,500
Spectrum shares of common stock	26,300

Total purchase consideration	$44,100

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

Fair Value Estimate of Assets Acquired and Liabilities Assumed

Under the purchase method of accounting, the total purchase consideration is allocated to Talon net tangible and intangible assets based on the estimated fair values as of the closing date. The following table summarizes the estimated fair value of the net assets acquired as of July 17, 2013:

Cash and equivalents	$131
Inventory	611
Prepaid expenses and other current assets	109
Property and equipment	30
Deferred tax asset	3,950
Identifiable intangible assets	44,500

Total assets acquired	49,331

Accounts payable & accrued liabilities	5,231

Total liabilities assumed	5,231

Net assets acquired	$44,100

The acquired intangible assets consisted of developed technology and in-process research and development (“IPR&D”) for Marqibo treatment of acute lymphoblastic leukemia (“ALL”) and Marqibo treatment of non-Hodgkin’s lymphoma (“NHL”) as follows in the table below:

	Value of Intangible Assets Acquired	Amortization Period
Developed technology —Marqibo for ALL	$26,900	13 years
IPR&D —Marqibo for NHL	17,600		(1)

Total identifiable intangible assets	$44,500

(1)	IPR&D is an intangible asset classified as an indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. IPR&D is not amortized during this period, but rather tested for impairment.

The fair value of the acquired in-process research and developed technology assets was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts.

The deferred tax liability reflects future book-to-tax differences that are associated with the acquired IPR&D assets.

We believe that the fair values assigned to the Talon assets acquired and liabilities assumed were based upon reasonable assumptions, and we expect to complete our valuation of the deferred tax liability by December 31, 2013, which would have a corresponding impact on goodwill, if adjusted. Our allocations of the purchase price are largely dependent on discounted cash flow analyses of projects and products of Talon. There can be no assurance that the underlying assumptions we used to forecast the cash flows or the regulatory approvals will occur as we have estimated, if at all.

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information is presented to reflect the results of the Company’s consolidated operations for the three and nine months ended September 30, 2013 and 2012, as if the acquisition of Talon had occurred on January 1, 2012. To reflect the combined businesses, adjustments have been made to exclude one-time transaction costs and employee severance costs that were directly associated with the Talon acquisition. These pro forma results have been prepared for informational purposes only and may not be indicative of what operating results would have been, had the acquisition actually taken place on January 1, 2012, and may not be indicative of future operating results.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Pro Forma Total revenues	$42,439	$69,042	$114,338	$197,603
Pro Forma Cost of product sales	8,221	11,155	22,271	31,402
Pro Forma Total operating expenses	53,026	51,633	140,911	133,570
Pro Forma Net income (loss)	(5,112)	15,824	(17,062)	81,011
Pro Forma Net income (loss) per share – basic	$(0.09)	$0.27	$(0.29)	$1.38
Pro Forma Net income (loss) per share – diluted	$(0.09)	$0.24	$(0.29)	$1.24

(b) Acquisition of Rights to Captisol-Enabled® Melphalan

Overview of Acquisition of Rights to Captisol-Enabled® Melphalan

On March 8, 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled®, propylene glycol-free melphalan from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”). The Captisol-enabled melphalan product candidate is currently in a pivotal trial being conducted by Ligand for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. We assumed full responsibility for its ongoing clinical and regulatory development program. Under the agreement, we paid Ligand a license fee of $3.0 million on April 1, 2013. We are required to pay Ligand additional amounts upon achievement of certain regulatory milestones and net sales thresholds, and royalties on net sales of licensed products in all territories.

We accounted for the acquisition of these rights as a business combination, using the acquisition method of accounting. This requires that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Aggregate transaction costs of $15,000 are included in “selling and general expenses” within the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013.

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following items:

Cash consideration	$3,000
Contingent consideration	4,700

Total purchase consideration	$7,700

Fair Value Estimate of Asset Acquired and Liability Assumed

The total purchase consideration is allocated to the acquisition of the net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows:

IPR&D—Captisol-enabled®, propylene glycol-free melphalan rights	$7,700

Acquired IPR&D is an intangible asset that is classified as indefinite-lived until the completion or abandonment of the associated R&D effort, and is subject to impairment testing. The Captisol-enabled®, propylene glycol-free melphalan rights IPR&D will amortized over an estimated useful life to be determined at the date the project is complete.

We estimated the fair value of the in-process research and development using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value estimate took into

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

account our estimates of future incremental earnings that may be achieved upon regulatory approval, promotion, and distribution associated with the rights, and included estimated cash flows of approximately 10 years and a discount rate of approximately 25%.

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach, which assumes that FDA approval of Captisol-enabled® melphalan will occur on or about December 31, 2015. Upon receipt of FDA approval, we will be obligated to make a milestone payment to Ligand.

We do not consider this acquisition to represent a material business combination; accordingly, we have not presented pro forma results of our combined operations that are otherwise required.

(c) Allos Acquisition

We acquired Allos Therapeutics, Inc. (“Allos”) on September 5, 2012, as discussed in Note 3 to our Annual Report on Form 10-K for the year ended December 31, 2012.

9.	Revolving Line of Credit

In connection with the Allos acquisition, we entered into a credit agreement on September 5, 2012 with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender, as amended July 16, 2013 (the “Credit Agreement”). The Credit Agreement provides us with a committed $50.0 million revolving line of credit facility (the “Credit Facility”). The Credit Facility expires on September 5, 2014.

The Credit Facility bears interest, at our election, at a rate equal to the London Interbank Offer Rate, or LIBOR rate, or the base rate, plus an applicable margin (2.75% to 4.25%, dependent on a defined liquidity ratio).

We incurred $1.0 million in related loan costs and fees, which were deferred and will be amortized using the effective interest method over 24 months, the term of the Credit Facility. Amortization expense included in interest expense in the accompanying condensed consolidated statements of operations was $0.5 million and $40,000 for the nine months ended September 30, 2013 and 2012, respectively.

An unused line fee is payable quarterly in an amount ranging from 0.375% to 0.625% of the sum of the average daily unused portion of the facilities during any quarter based upon consolidated leverage ratio as at the last test date. A customary fee is also payable to the administrative agent on an annual basis in advance. Related interest expense for the unused line fee was $0.1 million for the nine months ended September 30, 2013.

Our direct and indirect domestic subsidiaries guaranty our obligations under the Credit Facility. The Credit Agreement includes the following quarterly financial covenants:

•	We may not permit the our consolidated interest coverage ratio as of the end of any fiscal quarter to be less than 3.00 to 1.00;

•	We may not permit the consolidated leverage ratio at any time set forth below to be greater than the ratio set forth below opposite such period:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Closing Date through September 30, 2012	2.00 to 1.00
December 31, 2012 and each fiscal quarter thereafter	1.50 to 1.00

•	We may not permit the ratio of (i) the sum of (a) our unencumbered cash and cash equivalents on a consolidated basis, plus (b) our net accounts receivable on a consolidated basis, to (ii) consolidated funded indebtedness as of the end of any fiscal quarter to be less than 2.00 to 1.00.

In addition, the Credit Agreement includes certain negative covenants that, subject to exceptions, limit our ability to, among other things incur additional indebtedness, engage in future mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions on or repurchase capital stock, and enter into or amend other material agreements. At September 30, 2013, we were in compliance with all financial covenants.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

10.	Mundipharma Agreement

As the result of Allos becoming our wholly-owned subsidiary, effective September 5, 2012, we assumed obligations under a strategic collaboration agreement with Mundipharma (the “Mundipharma Collaboration Agreement”). Under the Mundipharma Collaboration Agreement, we retained full commercialization rights for FOLOTYN in the U.S. and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world (the “Mundipharma Territories”).

On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated (the “Amended Munipharma Collaboration Agreement”), in order to modify the scope of the licensed territory and the respective development obligations. As a result, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. We may now also receive potential regulatory milestone payments of up to $16.0 million and commercial progress and sales-dependent milestone payments of up to $107.0 million. We will also receive tiered double- digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories consistent with the terms of the original Munidpharma Collaboration Agreement.

In connection with the Amended Munipharma Collaboration Agreement, we received a one-time $7.0 million payment from Mundipharma for certain research and development activities to be performed by us. As part of the original Mundipharma Collaboration Agreement, we were obligated to perform research and development services related to jointly agreed-upon clinical development activities through approximately 2022. We recorded the fair value of the related deferred development cost obligation of $12.3 million as of September 5, 2012, using the discounted cash flow method of the income approach. This development cost liability was determined to be $18.7 million as of September 30, 2013 (inclusive of the $7.0 million payment from Mundipharma), which includes assumptions about our estimates of personnel needed to perform these research and development services, and expected third party costs for services and supplies for our projected clinical trial enrollment and patient treatment-related follow up time periods through approximately 2031. We will assess this liability at each subsequent reporting date and record its change within research and development expense in our Condensed Consolidated Statements of Operations.

Under the original Mundipharma Collaboration Agreement, Mundipharma was initially responsible for 40% of the joint development costs incurred by the parties, which increased to 50% upon the later of (i) the calendar quarter of the first approval of FOLOTYN in the EU for relapsed or refractory PTCL, and (ii) the first calendar quarter in which the development cost differential equals or exceeds $15.0 million. The “development cost differential” was defined as the cumulative amount of joint development costs that Mundipharma would have incurred if it was responsible for 50% of the joint development costs rather than its initial 40% share. To the extent that this development cost differential did not meet or exceed $15.0 million by December 31, 2019, then we were obligated to pay Mundipharma the difference between $15.0 million and the amount of the development cost differential as of December 31, 2019.

Research and development for the three and nine months ended September 30, 2013 included $-0- and $0.6 million, respectively, related to the 40% joint development cost reimbursement under the original Mundipharma Collaboration Agreement. The Amended Mundipharma Collaboration Agreement eliminated the development cost differential computation requirement. Prospectively, we and Mundipharma will bear our own development costs.

As of September 30, 2013 and December 31, 2012, deferred amounts related to the Mundipharma Agreements consisted of:

	September 30, 2013	December 31, 2012
Deferred development cost liability	$3,251	$856

Deferred development cost liability, less current portion	15,400	11,377
Deferred payment contingency	—	2,287

	$18,651	$14,520

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

11.	Commitments and Contingencies

(a) Facility Lease

We sublease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2014. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring June 30, 2016. Each lease agreement contains certain scheduled rent increases which are accounted for on a straight-line basis.

As part of our Irvine facility lease renewal in 2009, the landlord agreed to contribute up to approximately $1.5 million toward the cost of tenant improvements. The tenant improvements were completed in 2010 at an aggregate cost of approximately $1.4 million. This landlord contribution is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. We also lease small administrative offices in Colorado, New Jersey, Westlake Village (California), Tokyo, and Mumbai.

(b) Licensing Agreements, Co-Development Agreements, and Milestone Payments

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

(i) ZEVALIN licensing and development in the United States

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

In accordance with the terms of such agreements, RIT is required to meet specified payment obligations including a commercial milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the United States, which has not been met as of September 30, 2013, as well as U.S. net sales-based royalties of low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa Corporation. Such agreements generally continue until the last to expire of the licensed patents unless earlier terminated in accordance with the terms of the agreement. The patents that are subject to the agreements expire between 2014 and 2019.

(ii) Asset Purchase Agreement between CTI and Biogen, ZEVALIN U.S.

In connection with the joint venture arrangement with CTI, we entered into an amendment to the original asset purchase agreement between CTI and Biogen, referred to as the CTI/Biogen Agreement, modifying future milestone payments. Pursuant to the terms of the agreement, as amended, (i) upon the achievement of the specified FDA approval milestone, which was achieved in 2009, RIT (as successor to CTI) paid Biogen an additional amount of $5.5 million, (ii) RIT may be required to make an additional $10.0 million milestone payment upon the achievement of an additional FDA

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

approval milestone, and (iii) RIT is required to make yearly royalty payments determined as a mid-single to mid-teen digits percentage of yearly net sales for the preceding year, increasing with the passage of time. The agreement has an indefinite term and is no longer subject to termination; provided, however, that the royalty obligations automatically terminate upon the latest to occur of expiration of the subject patents, the sale by a third party of a biosimilar product in the U.S. or December 31, 2015. CTI’s rights and obligations, including its payment obligations to Biogen for royalties on net sales of ZEVALIN and an additional regulatory milestone payment, under both the CTI/Biogen Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

(iii) License and Asset Purchase Agreement with Bayer Pharma, ZEVALIN Ex-U.S.

On April 1, 2012, through a subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S., referred to as the ZEVALIN Ex-US Rights, from Bayer Pharma AG, or Bayer. Pursuant to the terms of the agreement, Spectrum acquired all rights including marketing, selling, intellectual property and access to existing inventory of ZEVALIN from Bayer. We currently market ZEVALIN in the U.S. and this agreement expands our commercial efforts to the rest of the world. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. In consideration for the rights granted under the agreement, concurrent with the closing, Spectrum paid Bayer a one-time fee of Euro 19 million or approximately $25.4 million, and will pay Bayer royalties based on a mid-teen digits percentage of net sales of the licensed products in all territories worldwide except the U.S., with specific rates subject to confidential treatment pursuant to an order by the SEC. Under the agreement, we also acquired access to existing inventory of ZEVALIN and concurrent with the closing, entered into certain ancillary agreements including but not limited to a transition services agreement to transition the business. Unless earlier terminated, the term of the agreement continues until the expiration of our royalty payment obligations which, in turn, run until the last-to-expire patent covering the sale of a licensed product in the relevant country or fifteen (15) years from the date of first commercial sale of the licensed product in such country, whichever is longer. This agreement may be terminated in the event of a material default, which is defined to include: (i) our failure to timely pay royalty payments under this agreement or payments under certain related agreements; (ii) our insolvency; and (iii) our breach and the resulting termination of an Amended and Restated License Agreement between Biogen and Bayer, dated as of January 16, 2012.

(iv) Amended and Restated License Agreement with Merck & Cie AG, FUSILEV

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

(v) Asset Purchase Agreement with Targent, Inc., FUSILEV

In March 2006, we entered into an Asset Purchase Agreement with Targent, Inc. (“Targent”). As part of the consideration for the purchase of certain assets, we agreed to pay milestone payments to Targent upon the achievement of certain regulatory events as well as for certain sales levels for FUSILEV within a calendar year. In connection with the achievement of the FDA approval milestone in April 2011, we issued an aggregate of 0.7 million shares of common stock to certain of Targent’s stockholders, as directed by Targent. We capitalized $6.3 million associated with this milestone as an intangible asset during 2011, which is being amortized over the estimated useful life of 8.7 years.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

In addition, in connection with the achievement of the first sales milestone of $40.0 million in May 2011 we issued 0.6 million shares of common stock to certain of Targent’s stockholders (which was equivalent value to approximately $5.0 million in cash), as directed by Targent. In September 2011, we achieved the second and final sales milestone of $100.0 million and paid $5.0 million in cash for an aggregate with the first sales milestone of $10.0 million. We capitalized the $10.0 million associated with these milestones as intangible assets. These intangible assets are being amortized over the estimated useful life of 8.6 years. As of December 2011, we have met all of the contractual milestones related to FUSILEV.

(vi) License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute, FOLOTYN

In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary effective September 5, 2012, on a consolidated basis we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, net of actual rebates, chargebacks and returns, or distributor sales, which may be different than our net product revenue recognized in accordance with U.S. generally accepted accounting principles, or GAAP, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. For purposes of the FOLOTYN License Agreement, annual worldwide sales consists of our distributor sales and annual net sales of FOLOTYN in the Mundipharma Territories, as reported to us under the Mundipharma Collaboration Agreement, if and when such sales occur in the Mundipharma Territories. Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million. For the nine months ended September 30, 2013, our royalties were 8% of our net distributor sales. As of September 30, 2013, accrued royalties were $0.9 million and are included in “accounts payable and accrued obligations” on the accompanying Condensed Consolidated Balance Sheet.

(vii) License Agreement with Cydex Pharmaceuticals, Inc., Captisol-enabled, Propyleneglycol-free Melphalan

See Note 8(b) above.

(viii) Exclusive Development and Commercialization Collaboration Agreement with Allergan, Apaziquone

In October 2008, we signed an exclusive development and commercialization collaboration agreement with Allergan for Apaziquone. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable $41.5 million at closing and is obligated to make additional payments based on the achievement of certain development, regulatory and commercialization milestones. Under the terms of the original agreement, we were entitled to payment of $57.5 million and $245.0 million upon achievement of certain regulatory and commercialization milestones, respectively, of which $1.5 million has been achieved following completion of enrollment in clinical trials, per the terms of the license, development, supply and distribution agreement. Also, Allergan agreed to pay us tiered royalties starting in the mid-teens based on a percentage of net sales of Apaziquone outside of the U.S. and Asia, which specific rates are subject to confidential treatment pursuant to an order by the SEC.

On January 29, 2013, we entered into a second amendment to the license, development, supply and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S., Europe, and other territories in exchange for a tiered single-digit royalty on certain products containing Apaziquone, and relieved Allergan of its obligations for development, commercialization and other activities. As a result of the second amendment to the agreement with Allergan, Allergan has no remaining obligations to us, and we have no remaining performance obligations to them. However, we are obligated to pay Allergan a tiered single-digit royalty not to exceed mid-single digits based upon the net sales, when and if earned, of certain products containing Apaziquone in specified territories. Additionally, we are obligated to pay any royalties or other payments due to certain licensors of underlying intellectual property, as well as to provide indemnification of Allergan for claims arising from the manufacture, development, or commercialization of pharmaceutical products containing Apaziquone by us.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

(ix) Collaboration Agreement with Nippon Kayaku Co. LTD., Apaziquone

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

Pursuant to the terms of this agreement, Nippon Kayaku paid Spectrum an upfront fee of $15.0 million and is obligated to make additional payments based on the achievement of certain development, regulatory and commercialization milestones. Under the terms of the agreement, we are entitled to payment of $10.0 million and $126.0 million upon achievement of certain regulatory and commercialization milestones, respectively. Also, Nippon Kayaku has agreed to pay us royalties based on a percentage of net sales of the subject products in the defined territory in the mid-teen digits. The agreement will remain in effect, on a country-by-country basis, until the expiration of the obligation of Nippon Kayaku to pay royalties on sales of the subject products in such country.

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

(x) Licensing and Collaboration Agreement with TopoTarget, belinostat

In February 2010, we entered into a licensing and collaboration agreement with TopoTarget A/S (“TopoTarget”), for the development and commercialization of belinostat, pursuant to which we agreed to collaboration for the development and commercialization of belinostat. The agreement provides that we have the exclusive right to make, develop and commercialize belinostat in North America and India, with an option for China. The agreement also grants TopoTarget a co-promote option if and only if we do not maintain a minimum number (subject to adjustment for certain events outside of our control) of field personnel (as defined in the agreement) for a certain number of years post-approval of the PTCL indication.

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

Pursuant to the terms of this agreement, we paid TopoTarget an upfront fee of $30.0 million. In addition, on the successful achievement of certain development, regulatory and sales milestones, none of which have been achieved to date, we are obligated to issue 1.0 million shares of our common stock (subject to certain resale conditions) and pay TopoTarget up to $313.0 million. Also, we will pay TopoTarget royalties in the mid-teen digits based on net sales of the subject product in the defined territory. None of such royalties have been earned or paid since inception of the agreement.

The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory with certain provisions surviving, unless earlier terminated in accordance with its terms. We may terminate this agreement with 180 days notice to TopoTarget. We may also terminate immediately upon a prohibition on the use of the subject product or clinical hold by the FDA. TopoTarget may also terminate immediately in the event of a challenge (without TopoTarget’s consent) by us of the patents that cover the product.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

(xi) Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company, SPI-2012

In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. In consideration for the rights granted to us under the co-development and commercialization agreement with Hanmi, we paid Hanmi a fee which is included in “research and development expense” in the accompanying Condensed Consolidated Statements of Operations because the technology has not yet achieved regulatory approval. Under the terms of the agreement, we will share the costs and expenses of the study with Hanmi, although we will have primary responsibility for them. If SPI-2012 is ultimately commercialized by us, we will have worldwide rights except for Korea, China and Japan upon payment of fees and milestone payments related to further development, regulatory approvals and sales targets.

(c) Service Agreements

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

(d) Supply Agreements

In connection with our joint venture arrangement with CTI (see (b)(i) above), we entered into an amendment to the original supply agreement between Biogen and CTI, referred to as the CTI/Biogen Supply Agreement, modifying certain of the pricing and manufacturing technology transfer terms contained in the CTI/Biogen Supply Agreement and also providing that the term of the agreement may be shortened in some instances in the event of a mid-term manufacturing technology transfer. There are no milestone or royalty payments required pursuant to this agreement. The term of the agreement is until the manufacturing technology transfer is complete.

(e) Employment Agreement

We have entered into an employment agreement with Dr. Rajesh C. Shrotriya, our Chairman, President and Chief Executive Officer, which expires January 2, 2014. The employment agreement automatically renews for subsequent one-year calendar terms unless either party gives written notice of such party’s intent not to renew the agreement at least 90 days prior to the commencement of the new term. Payment and benefits would become payable to Dr. Shrotriya in the event of termination by us for any reason other than cause, upon a change in control of the Company, or by Dr. Shrotriya for good reason.

(f) Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “Plan”). The Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The Plan is administered by the Compensation Committee of the board of directors, or a designee or

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

designees of the Compensation Committee. The Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including management, as selected by the Plan administrator (the “Participants”). Under the Plan, we provide the Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Plan administrator, and we have the option to make discretionary contributions. At September 30, 2013, deferrals and contributions totaling $3.7 million are included in “other accrued obligations” in the accompanying Condensed Consolidated Balance Sheet.

(g) Litigation

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

We are presently responding to certain shareholder suits that purportedly stem from our March 12, 2013 press release, in which we announced anticipated changes in customer ordering patterns of FUSILEV. These complaints allege that, as a result of the March 12, 2013 press release, our stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of our stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate.

We from time-to-time are involved in other claims and legal proceedings of a nature considered normal and incidental to our business. These matters may include product liability, intellectual property, employment, and other general claims.

Shareholder Litigation

Mark J. Sherwin v. Spectrum Pharmaceuticals, Inc. (Filed September 3, 2013 in the Court of Chancery of the State of Delaware; Case Number 8858). The complaint seeks inspection of Spectrum’s books and records under Delaware Code section 220. Specifically, the complaint seeks inspection of books and records concerning whether Spectrum’s officers and directors breached their fiduciary duties by causing the Company to make false statements concerning the performance of FUSILEV. The complaint also seeks fees and costs.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

(h) SEC Subpoena

On April 1, 2013, we received a subpoena from the SEC for documents pursuant to a formal order of investigation. The subpoena followed our March 12, 2013 announcement that we anticipated a change in customer ordering patterns of FUSILEV. We continue to cooperate with this SEC investigation, though we cannot predict its outcome, or the timing of resolution.

12.	Stock-based Compensation

We record share-based employee compensation expense for all equity-based programs, including stock options, restricted stock grants, 401(k) plan matching, and our employee stock purchase plan. Total expense recorded for the three and nine month periods ended September 30, 2013 and 2012 is summarized below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Research and development	$283	$528	$1,152	$1,316
Selling, general and administrative	2,708	2,800	7,510	8,108

Total share-based compensation expense	$2,991	$3,328	$8,662	$9,424

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share and per share, and number of years)

(Unaudited)

13.	Income Taxes

We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit (provision) for income taxes of $4.7 million and $10.2 million for the three and nine months ended September 30, 2013, respectively. Our ETR was 39% and 31% for the three and nine months ended September 30, 2013, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.

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

Based on the weight of both positive and negative evidence, we concluded that it is more likely than not that the domestic net deferred tax assets would be realized, and therefore, we released our domestic valuation allowance during the quarter ended March 31, 2012. We released $23.0 million as part of the projected annual effective tax rate and released the remaining $24.0 million of the domestic valuation allowance as a discrete item in the quarter ended March 31, 2012. We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it not more likely than not that the foreign net deferred tax assets will be realized.

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

14.	Subsequent Event

On October 3, 2013, we entered into an amendment (the “Topotarget Amendment”) to the License and Collaboration Agreement, dated February 2, 2010, as amended, by and between us and Topotarget. Under the Topotarget Amendment, among other things, we agreed to restructure the agreement to provide us with the right and the responsibility to manufacture (either through itself or one or more contract manufacturers) clinical, commercial and named patient supplies of Belinostat world-wide for an initial period from the amendment effective date through the date that is five years from the new drug application approval date and Topotarget being relieved of its existing responsibility regarding the same. Additionally, we agreed that Topotarget will purchase its requirements from us based on periodic forecasts and at cost plus percentage for such supplies. After the initial period, absent notices of termination, the supply arrangement shall continue for renewable periods.

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

You should read the following discussion of our financial condition and results of our operations in conjunction with the Condensed Consolidated Financial Statements and the notes to those financial statements included in Part 1 of Item I of this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

Business Outlook

We are a biotechnology company with fully integrated commercial and drug development operations, with a primary focus in oncology and hematology. Our strategy is comprised of acquiring, developing, and marketing a diverse pipeline of late-stage clinical and commercial products. We currently market four drugs:

•	FUSILEV® injection for patients in the U.S. with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN® injection for patients in the U.S. and various international markets with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients in the U.S. with relapsed or refractory peripheral T-cell lymphoma; and

•	Marqibo® injection for patients in the U.S. with Philadelphia chromosome–negative acute lymphoblastic leukemia.

We also have a diversified pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our business strategies.

Our business strategy is comprised of the following initiatives:

•	Maximizing the growth potential of our marketed drugs.

•	Optimizing our development portfolio and maximizing the asset values of its components.

•	Expanding our pipeline of development stage and commercial drugs through business development activities.

•	Managing our financial resources effectively.

•	Further enhancing the organizational structure to meet our corporate objectives.

Financial Condition

Liquidity and Capital Resources

We are dependent upon revenues from our four commercialized drugs to fund our operations. As of September 30, 2013, we had an aggregate $75.3 million in cash, cash equivalents, and marketable securities. We believe that we have adequate liquidity to fund our essential operations for at least the next twelve months. However, we may seek to obtain additional capital through the sale of debt or equity securities, especially in conjunction with opportunistic acquisitions or licensing arrangements. Nonetheless, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all.

If we raise additional funds by issuing equity securities, the percentage ownership of each of our stockholders will be reduced. In addition, these equity securities could provide for rights, preferences, or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

On September 5, 2012, we entered into a credit agreement with Bank of America and Wells Fargo Bank for a $75.0 million revolving line of credit, which was reduced to $50.0 million on July 16, 2013 in connection with our acquisition of Talon. As of September 30, 2013, $25.0 million has been drawn down on the revolving line of credit and we were in compliance with all financial covenants.

Net Cash (Used In) Provided by Operating Activities

Cash used in operating activities was $(9.5) million for the nine months ended September 30, 2013, as compared to cash provided by operating activities of $63.9 million in the prior year period. The decrease in cash provided by operating activities during the current period, as compared to the prior year period is primarily a function of the working capital drivers of (i) decreased revenue and related collections and (ii) increased payments to reduce trade payables between these periods.

During the nine months ended September 30, 2013 and 2012, our cash collections from customers totaled $174.5 million and $228.0 million, respectively, representing 153% and 115% of reported revenue for the same periods.

During the nine months ended September 30, 2013 and 2012, our cash payments to our employees, and our vendors for product and services, totaled $191.4 million and $159.4 million, respectively.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $(14.3) million in the first nine months of 2013 was due to the acquisition of Talon for $11.2 million (Note 8(a)), a $3.0 million payment for the Melphalan license (Note 8(b)), and the $0.1 million purchase of property and equipment.

Net Cash (Used In) Provided By Financing Activities

Net cash (used in) financing activities of $(42.1) million for the nine months ended September 30, 2013, primarily relates to the $50.0 million net repayment of our line of credit, $1.7 million purchase of treasury stock which was subsequently retired, the $0.6 million repurchase of shares to satisfy minimum tax withholding for the vesting of restricted stock which was partially offset by $7.0 million in proceeds as a result of the Munidpharma contract amendment and $3.0 million in proceeds from the issuance of common stock as a result of the exercise of employee stock options.

Results of Operations

Three months ended September 30, 2013 and 2012

Total Revenues. A summary of our total revenues is as follows:

	Three months ended September 30,		$ Change	% Change
	2013	2012
	($ in millions)
Product sales, net:
FUSILEV	$23.1	$52.0	$(28.9)	(56.0)%
FOLOTYN	10.5	6.0	4.5	75.0%
ZEVALIN	7.7	7.9	(0.2)	(2.5)%
Marqibo	0.1	—	0.1	>100.0%

	$41.4	$65.9	$(24.5)	(37.2)%

License fees	1.0	3.1	(2.1)	(67.7)%

Total revenues	$42.4	$69.0	$(26.6)	(38.6)%

We calculate a provision for estimated product returns, sales discounts, rebates, government chargebacks, and distribution and data fees (collectively, “gross-to-net estimates”) – the nature of which is discussed within “Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our gross revenue for three months ended September 30, 2013 and 2012 is reduced by these estimates to derive our product sales, net– as summarized in Note 5 to this Quarterly Report on Form 10-Q.

We defer revenue recognition in full if/when these estimates are not reasonably determinable at the time of sale. Product sales, net, may vary from quarter-to-quarter based on customer mix, and in particular, whether our customers are entitled to government mandated pricing.

FUSILEV revenue decrease is primarily due to a change in buying patterns of wholesalers, a lower average net sales price, and a decrease in underlying demand from end-users, as the shortage in generic leucovorin abated in late 2012. In addition, government rebates and chargebacks as a percentage of gross sales increased by 10% as compared to the same period in 2012; this was driven primarily by customer mix between the periods.

FOLOTYN revenue increase is due to a full quarter of recognition of product sales in 2013, as compared to the prior year period. We acquired this drug through the acquisition of Allos on September 5, 2012 – see Note 8(c).

ZEVALIN revenue decrease is due to a slight decrease in product demand for U.S. sales, which did not fully offset a slight increase in our average net sales price per unit. Beginning in the second quarter of 2013, we terminated our ZEVALIN services agreement with Bayer, and transitioned to a sales distribution model in Europe. This transition has had a favorable impact on our 2013 unit sales in Europe.

Marqibo revenue derived in 2013 is a result of our acquisition of Talon in July 2013, as discussed in Note 8(a).

License fees: License revenue decreased due to certain affects resulting from our amendment of the Allergan agreement for Apaziquone, and the reacquisition of associated licensing rights, as described in Note 11(b) (viii).

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Three months ended September 30,		$ Change	% Change
	2013	2012 (Restated – See Note 2)
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$8.2	$11.2	$(3.0)	(26.8)%
Selling, general and administrative	29.0	22.9	6.1	26.6%
Research and development	13.6	10.0	3.6	36.0%
Amortization of purchased intangible assets	4.9	1.8	3.1	>100.0%

Total operating costs and expenses	$55.7	$45.9	$9.8	21.4%

Other income (expense), net	$0.7	$0.3	$0.4	>100%

Cost of Product Sales. The overall decrease in total cost of product sales relates primarily to a decrease in product revenues which was partially offset by an increase of $0.7 million for inventory reserves.

Selling, General and Administrative. Selling, general and administrative expenses increased primarily due to:

•	$2.4 million increase in legal and professional fees related to the Talon acquisition.

•	$2.0 million increase in severance costs of Talon employees.

•	$1.7 million increase in legal and professional fees related to the shareholder lawsuit and patent litigation.

•	$1.7 million increase in professional fees which include legal fees for patents and trademarks, audit and tax services.

•	$1.2 million increase in compensation, consulting and associated benefits.

•	$0.9 million increase in marketing expenses which include the promotion of FOLOTYN and ZEVALIN outside the U.S.

These increases were partially offset by:

•	$2.2 million reduction in legal and professional fees related to the Allos tender offer and the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

•	$1.6 million reduction in Allos severance costs.

Research and Development. Research and development expense increase is primarily due to:

•	$1.3 million increase in clinical trial outsourcing.

•	$0.7 million increase in severance costs of Talon employees.

•	$0.6 million increase in consulting, compensation and associated benefits.

•	$0.7 million increase in grants and other expenses.

These increases were partially offset by:

•	$0.8 million decrease in the reimbursement of expenses compared to the same period in 2012 primarily due to the amendment of the Allergan agreement in the first quarter of 2013.

•	$0.5 million reduction in Allos severance costs.

Amortization and Impairment of Intangible Assets. The non-cash amortization and impairment of intangible assets increased $3.1 million during the three months ended September 30, 2013, primarily due to the amortization of intangibles from the acquisitions of ZEVALIN Ex. U.S. Rights, Allos and Talon.

Other Income (Expense), net. Other income (expense), net increased primarily due to foreign currency gains partially offset by a $0.7 million increase in interest expense in connection with the revolving line of credit. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

	Three months ended September 30,		$ Change	% Change
	2013	2012 (Restated – See Note 2)
	($ in millions)
Benefit (provision) for income taxes	$4.7	$(1.9)	$6.6	>100.0%

Benefit (Provision) for Income Taxes. As a result of our year-to-date operating loss, we recorded a benefit for income taxes of $4.7 million for the three months ended September 30, 2013. For the three months ended September 30, 2012, we recorded a provision of $1.9 million primarily as a result of generating $23.4 million in operating profits. The release of the valuation allowance in 2012 was due to a change in judgment regarding the expected realization of our domestic deferred tax assets after considering positive and negative evidence.

Nine months ended September 30, 2013 and 2012

Total Revenues. A summary of our total revenues is as follows:

	Nine months ended September 30,		$ Change	% Change
	2013	2012 (Restated – See Note 2)
	($ in millions)
Product sales, net:
FUSILEV	$47.8	$159.8	$(112.0)	(70)%
FOLOTYN	33.0	6.0	27.0	>100%
ZEVALIN	22.1	22.5	(0.4)	(2)%
Marqibo	0.1	—	0.1	>100%

	$103.0	$188.3	$(85.3)	(45.3)%

License and contract revenue	11.3	9.3	2.0	22%

Total revenues	$114.3	$197.6	$(83.3)	(42.2)%

We calculate a provision for estimated product returns, sales discounts, rebates, government chargebacks, and distribution and data fees (collectively, “gross-to-net estimates”) – the nature of which is discussed within “Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our gross revenue for nine months ended September 30, 2013 and 2012 is reduced by these estimates to derive our product sales, net – as summarized in Note 5 to this Quarterly Report on Form 10-Q.

We defer revenue recognition in full if/when these estimates are not reasonably determinable at the time of sale. Product sales, net, may vary from quarter-to-quarter based on customer mix, and in particular, whether our customers are entitled to government mandated pricing.

FUSILEV revenue decrease is primarily due to a change in buying patterns of wholesalers, a lower average net sales price, and a decrease in underlying demand by end-users, as the shortage in generic leucovorin abated in late 2012. In addition, government rebates and chargebacks as a percentage of gross sales increased by 17% as compared to the same period in 2012. This was driven primarily by a change in customer mix, and to a lesser extent, a refinement to our methodology to estimate rebate claims remaining in channel inventory.

FOLOTYN revenue increase is due to nine months of recognition of product sales in 2013, as compared to the prior year period. We acquired this drug through the acquisition of Allos on September 5, 2012 – see Note 8(c).

ZEVALIN revenue was relatively flat between the 2013 and 2012 periods. The slight decrease is attributable to less U.S. product demand and a minor decrease in our average net sales price per unit, which was not fully offset by an increase in European product demand. Beginning in the second quarter of 2013, we terminated our ZEVALIN services agreement with Bayer, and transitioned to a sales distribution model in Europe. This transition has had a favorable impact on 2013 unit sales in Europe.

Marqibo revenue derived in 2013 is a result of our acquisition of Talon in July 2013, as discussed in Note 8(a).

License fees: During the nine months ended September 30, 2013 and 2012, we recognized $11.3 million and $9.3 million, respectively, of licensing revenues from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, and $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010. Of the $11.3 million recognized in 2013, $8.3 million relates to licensing fees received from Allergan.

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Nine months ended September 30,		$ Change	% Change
	2013	2012 (Restated – See Note 2)
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$22.3	$31.4	$(9.1)	(29.0)%
Selling, general and administrative	73.6	64.2	9.4	14.6%
Research and development	35.9	27.8	8.1	29.1%
Amortization and impairment of purchased intangible assets	14.8	4.4	10.4	>100.0%

Total operating costs and expenses	$146.6	$127.9	$18.8	14.7%

Other income (expense), net	$(0.7)	(1.1)	0.4	36.4%

Cost of Product Sales. The overall decrease in total cost of sales relates primarily to a decrease in product revenues which was partially offset by an increase of $1.6 million for excess inventory.

Selling, General and Administrative. Selling, general and administrative expenses increased as a result of the inclusion of Allos in the financial statements and is primarily due to:

•	$2.2 million increase in professional fees which include legal for patents and trademarks, audit and tax services.

•	$3.0 million increase in legal and professional fees related to the Talon acquisition.

•	$1.7 million increase in marketing expenses and commercial costs related to FOLOTYN and sales of ZEVALIN outside the U.S.

•	$2.0 million increase in severance costs of Talon employees.

•	$4.0 million increase in legal and professional fees related to the shareholder lawsuit and patent litigation.

•	$2.9 million increase in compensation and associated benefits, which is mainly attributable to general and administrative expenses as a result of the addition of higher level management and the inclusion of personnel for Allos and personnel in Japan and Netherlands, and also includes a $0.4 million increase in recruitment fees.

•	$0.6 million increase in other expenses consisting of computer software and services as well as rent and utilities for new facilities in Japan, Colorado and the Netherlands.

These increases were partially offset by:

•	$5.5 million reduction in legal and professional fees related to the Allos tender offer and the Bayer agreement licensing rights to market ZEVALIN outside the U.S.

•	$1.6 million reduction in Allos severance costs.

Research and Development. Research and development expenses increased as a result of the inclusion of Allos in the financial statements and is primarily due to:

•	$3.1 million increase in clinical study expenses.

•	$1.1 million increase in continuing medical education grants.

•	$1.1 million increase in consulting, compensation and associated benefits.

These increases were partially offset by:

•	$5.7 million decrease in the reimbursement of expenses compared to the same period in 2012 primarily due to the amendment of the Allergan agreement in the first quarter of 2013.

•	$2.4 million write off of deferred payment contingency as a result of the amendment to the Mundipharma agreement.

•	$0.5 million reduction in Allos severance costs.

Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets increased $10.4 million during the nine months ended September 30, 2013, of which $1.0 million is due to the impairment of our FOLOTYN distribution rights as a result of the Mundipharma contract amendment in May 2013. The remaining amount is due to the amortization of intangibles assets from the acquisitions of ZEVALIN Ex. U.S. Rights, Allos and Talon.

Other Income (Expense), net. Other income (expense), net decreased $0.4 million primarily due to foreign currency gains partially offset by an increase in interest expense in connection with the revolving line of credit. In the current economic environment, our principal investment objective is preservation of capital. Accordingly, for the foreseeable future we expect to earn minimal interest yields on our investments, until such time as the credit markets recover.

	Nine months ended September 30,		$ Change	% Change
	2013	2012 (Restated – See Note 2)
	($ in millions)
Benefit for income taxes	$10.2	$18.1	$(7.9)	(43.6%)

Benefit for Income Taxes. As a result of our year-to-date operating loss, we recorded a benefit for income taxes of $10.2 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, we recorded a tax benefit of $18.1 million primarily as a result of the releasing $26.0 million of valuation allowance on domestic deferred tax assets as of January 1, 2012 as a discrete tax adjustment.

The release of the valuation allowance in 2012 was due to a change in judgment regarding the expected realization of our domestic deferred tax assets after considering positive and negative evidence which existed as of March 31, 2012. We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and retroactively reinstated the U.S. R&D tax credit to January 1, 2012. During the nine months ended September 30, 2013 we recognized $0.4 million as a discrete tax benefit due to the retroactive reinstatement of the U.S. R&D tax credit for 2012.

Roll-forward of Gross Revenue to Net Revenue

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

For the nine months ended September 30, 2013 and 2012, the following is a roll-forward of the reductions to revenue:

	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Prompt Pay Discount	Returns	Total
	($ in thousands)
Period ended September 30, 2013:
Balances at beginning of the period	$26,176	$14,149	$1,451	$5,056	$46,832
Add: provisions (recovery):	46,232	14,680	139	(2,299)	58,753
Less: Credits or actual allowances:	(42,453)	(22,854)	(1,251)	(121)	(66,680)

Balances at the close of the period	$29,955	$5,975	$339	$2,636	$38,905

Period ended September 30, 2012:
Balances at beginning of period	$9,064	$9,808	$992	$4,000	$23,864
Add: provisions (recovery):	68,012	21,551	3,684	1,040	94,287
Less: Credits or actual allowances:	(52,695)	(19,763)	(3,317)	(33)	(75,808)

Balances at the close of the period	$24,381	$11,596	$1,359	$5,007	$42,343

Amounts recorded as reductions to revenue on our accompanying Condensed Consolidated Statements of Operations for 2013 and 2012 are reflected in the table above. The basis and methods of estimating these reductions, used by management, are more fully described in “Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the nine months ended September 30, 2013, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

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

Our investments, as of September 30, 2013 and 2012, were primarily in money market accounts, short-term corporate bonds, certificates of deposit, U.S. Treasury bills and U.S. Treasury-backed securities. We believe the financial institutions through which we have invested our funds are strong and well capitalized and our instruments are held in accounts segregated from the assets of the institutions. Because of our ability to generally redeem these investments at par on short notice and without penalty, we believe that changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2013 or 2012, any decline in the fair value of our investments or increase in our obligations under our credit agreement (described below) would not be material in the context of our condensed consolidated financial statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments and investing in highly rated securities.

In addition, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies.

In connection with our acquisition of Allos Therapeutics, Inc. in September 2012, we entered into a credit agreement with Bank of America, N.A. as the administrative agent and Wells Fargo Bank, N.A. as an initial lender for a $75.0 million revolving line of credit. This line of credit was reduced to $50.0 million on July 16, 2013 in connection with our acquisition of Talon Therapeutics. Inc. and can be increased to $100.0 million, subject to meeting certain customary conditions and obtaining commitments for such increase from our lenders. The credit agreement contains certain financial covenants and expires on September 5, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the design and the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on February 28, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012. At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 was filed on May 9, 2013, and at the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 was filed on August 9, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013 and June 30, 2013. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012, March 31, 2013 and June 30, 2013, and continue to not be effective as of September 30, 2013 because of a material weakness in our internal control over financial reporting, as described below.

Changes in Internal Control Over Financial Reporting

While preparing our financial statements for the three and nine months ended September 30, 2013, we determined that our June 30, 2013 and December 31, 2012 (Condensed) Consolidated Balance Sheets, included within our respective Form 10-Q and Form 10-K filings presented an aggregate $7.7 million and $7.2 million overstatement, respectively, within “accounts payable and other accrued obligations” and “accrued drug development costs.”

The components of the “accounts payable and other accrued obligations” and “accrued drug development costs” overstatement comprise excess accruals that correspond with (i) research and development and sales and marketing activities that accumulated over multiple reporting periods from January 1, 2007 to June 30, 2013, and (ii) excess liabilities that were recorded as part of our business combination accounting for the 2009 acquisition of RIT Oncology, LLC that did not require settlement, and were not identified as such within a timely manner.

We have concluded that, when aggregated as of September 30, 2013 and December 31, 2012, these deficiencies represent a “material weakness” in our internal controls over financial reporting, and accordingly, our internal control over financial reporting was ineffective at both September 30, 2013 and December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have developed, and are currently implementing, a remediation plan for this material weakness. We will continue to execute our remediation plan, which includes, among other things, hiring additional experienced accounting personnel and expanding training for our accounting personnel. The successful remediation of this material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal controls over financial reporting as of December 31, 2013.

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

Except as disclosed above, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the legal proceedings in which we are involved are discussed in Note 11, “Commitments and Contingencies,” to our accompanying Condensed Consolidated Financial Statements, and are hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all of the risks that we face. Our business, financial condition and results of operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. Except for the below, there have been no material changes to the “Risk Factors” section included in our 2012 Annual Report:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.2

Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc. (Filed as Exhibit 2.2 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.3	Contingent Value Rights Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and Corporate Stock Transfer Inc. as rights agent. (Filed as Exhibit 2.3 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.4	Exchange Agreement, dated July 16, 2013, by and among Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto. (Filed as Exhibit 2.4 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

10.1

Amendment No. 1 to Credit Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Bank of America, N.A., in its capacity as administrative agent for the lenders, and other parties signatory thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: November 18, 2013	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.2	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc. (Filed as Exhibit 2.2 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.3	Contingent Value Rights Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and Corporate Stock Transfer Inc. as rights agent. (Filed as Exhibit 2.3 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.4	Exchange Agreement, dated July 16, 2013, by and among Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto. (Filed as Exhibit 2.4 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

10.1	Amendment No. 1 to Credit Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Bank of America, N.A., in its capacity as administrative agent for the lenders, and other parties signatory thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.