Form 10-K/A
period 2012-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2013-12-06
CIK 831547

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2013 Annual Meeting of Shareholders, to be filed on or before April 30, 2013, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K/A.

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 to amend and revise portions of our original Annual Report for this period (the “Original Report”). This Amendment No. 1 amends and revises the following items from the Original Report: (A) Part I, Item I — Business, (B) Part I, Item 1A — Risk Factors, (C) Part II, Item 6 — Selected Financial Data, (D) Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, (E) Part II, Item 8 — Financial Statements and Supplementary Data, and (F) Part II, Item 9A – Controls and Procedures.

The disclosures set forth in these items in the Original Report, that are amended by this Amendment No. 1 include:

(A)	Amendments to Part I, Item I — Business, to restate presented “research and development” expense detail for the 2012, 2011, and 2010 annual periods, as described below in (C) (ii).

(B)	Amendments to Part I, Item 1A — Risk Factors, to add an additional risk factor regarding our internal controls over financial reporting as a result of the identification of a material weakness in our financial reporting.

(C)	Amendments to Part II, Item 6 — Selected Financial Data, to revise our 2008 through 2012 annual financial results, and as of each fiscal year-end date, to reflect: (i) $2.1 million of intangible asset amortization in the year ended December 31, 2012; (ii) a reduction in operating expenses related to certain accounts payable and other accrued obligations accounts which had the effect of overstating our consolidated operating expenses by $3.0 million, $1.4 million, $1.8 million, $0.7 million, and $0.2 million for the years ended 2012, 2011, 2010, 2009, and 2008, respectively; and (iii) the impact on our intangible assets, goodwill, and income tax accounts for the effects of above items (i) and/or (ii) within our balance sheet as of December 31, 2012, 2011, 2010, 2009, and 2008.

(D)	Amendments to Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the revision of our financial results, described in (C) above.

(E)	Amendments to Part II, Item 8 — Financial Statements and Supplementary Data, to revise our 2010 through 2012 annual financial results, and as of December 31, 2012 and 2011, to reflect the revision of our financial results, described in (C) above, as well as revising our statements of comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2012, 2011, and 2010 for the items noted within (C) above, specifically for (i), (ii), and (iii).

(F)	Amendments to Part II, Item 9A — Controls and Procedures, to (i) describe changes in our disclosure controls and procedures and its internal controls over financial reporting to address a material weakness, (ii) a modification to management’s opinion of the effectiveness of our internal controls over financial reporting as of December 31, 2012, and (iii) a modification of the Report of our Independent Registered Public Accounting Firm for its opinion of the effectiveness of our internal controls over financial reporting as of December 31, 2012.

Our financial statement revisions result from errors related to our accounting for the acquisition of Allos Therapeutics, Inc. in September 2012. We designated an acquired intangible asset as in-process research & development (IPR&D), which should have been designated at the acquisition date as a definite-lived intangible asset, as described above within (C)(i), resulting in under-reported amortization expense of $2.1 million for the year ended December 31, 2012.

Also, during the financial statement close process for the quarter ended September 30, 2013, management identified an accounting error related to an overstatement of accounts payable and accrued obligations that accumulated between January 1, 2007 through June 30, 2013, as described above within (C)(ii). We assessed the impact of this error and concluded that it was not material to our financial statements for the each of the years ended December 31, 2012, 2011, and 2010, and reported fiscal quarters within each of these years. Although the error was not material to our issued quarterly and annual financial statements in these years, the correction of the cumulative error would have been material for the year ended December 31, 2013. Consequently, we have revised our financial results for the periods presented in this Annual Report on Form 10-K/A. Because these revisions are treated as corrections to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Annual Report on Form 10-K/A has been identified as “restated.”

The combined impact of the adjustments to the applicable line items in our consolidated financial statements for the periods subject to revision (collectively, the “Restated Periods”) is set forth in Note 1A, “Revision of Previously Issued Consolidated Financial Statements,” included in Part II, Item 8, of this Annual Report on Form 10-K/A.

Management has also concluded that as of December 31, 2012, our internal controls over financial reporting were not effective due to a material weakness in internal control over financial reporting related to the accurate and timely reporting of its accounting for accruals. Specifically, controls over the review of purchase order related accruals were not designed and operating effectively to timely review and accurately record purchase order accruals in the consolidated financial statements.

We believe that presenting the restated information regarding the Restated Periods in this Form 10-K/A allows investors to review all pertinent data in a single presentation. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K/A or in future filings with the Securities and Exchange Commission, as applicable, and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods. The restatement has no effect on our net cash used in operating activities or on our cash and cash equivalents or short-term investments for the Restated Periods.

Item 15 of Part IV of this Form 10-K/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Ernst & Young LLP has dual dated their reports on the consolidated financial statements and internal control over financial reporting to the board of directors and stockholders with regard to Note 1A. of the consolidated financial statements and the material weakness in internal controls over financial reporting noted above, and updated their consent to the date of this filing.

Because this Form 10-K/A sets forth the 2012 Form 10-K in its entirety, it includes items that have been changed as a result of the restatement and the items that are unchanged from the 2012 Form 10-K. Other than the amending of the disclosures relating to the restatement, this Form 10-K/A speaks as of the original filing date of the 2012 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and the portions of the Business section, Risk Factors and all other sections of this Form 10-K/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-K/A should be read in conjunction with our Forms 10-Q/A for the quarters ended March 31, 2013 and June 30, 2013 and our Form 10-Q for the quarter ended September 30, 2013.

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

Our drug products, their approved and/or target indications, and status of development are summarized in the following table, and discussed below in further detail:

Product Pipeline

DRUGS	Indication	Preclinical	Phase 1	Phase 2	Phase 3	NDA	Marketed
FUSILEV® (levoleucovorin)	Advanced Metastatic Colorectal Cancer						
	Rescue After High-Dose Methotrexate Therapy in Osteosarcoma						
	Mucositis Mitigation: Peripheral T-Cell Lymphoma						
	Mucositis Mitigation: Non Small Cell Lung Cancer						
FOLOTYN® (pralatrexate)	Relapsed or Refractory Peripheral T-Cell Lymphoma (PTCL)						
	Peripheral T-Cell Lymphoma						
	Cutaneous T-Cell Lymphoma						
ZEVALIN® (ibritumomab tiuxetan)	Relapsed or Refractory, Low-grade or Follicular B-Cell non-Hodgkin's Lymphoma (NHL)						
	Previously Untreated Follicular NHL Who Achieve a Partial or Complete Response to First-line Chemotherapy						
	ZEST: Diffuse Large B-Cell Lymphoma						
	RoZetta: Follicular Lymphoma						
Belinostat	Peripheral T-Cell Lymphoma* *Enrollment closed*						
	Non Small Cell Lung Cancer (NSCLC)						
EOquin R (Apaziquone)	Immediate Instillation in Non-Muscle Invasive Bladder Cancer*						
	Multiple Instillation of Intravesical Apaziquone						
Ozarelix	Hormone Dependent Prostate Cancer						
SPI-2012	Neutropenia: Breast Cancer						
Motexafin Gadolinium (MGd)	Refractory Low-Grade or Follicular B-Cell NHL						
Renazorb	Hyperphosphatemia in ESRD *Enrollment closed*						
Lucanthone	Glioblastoma Multiforme						
SPI-1620	Biliary						
	NSCLC						
SPI-205	Neuropathy						

© 2013 Spectrum Pharmaceuticals, Inc. All Rights Reserved.

* *Pivotal Trial under Special Protocol Assessment (SPA)*

■ Marketed ■ Pivotal ■ Development

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

SPI-2012: SPI-2012 is a drug for the treatment of chemotherapy induced neutropenia. In January 2012 we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, or Hanmi, for SPI-2012 based on Hanmi’s proprietary LAPSCOVERY™ Technology.

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

Research and development expenses for such drug development are comprised of the following types of costs incurred in performing research and development activities: personnel expenses, facility costs, contract services, license fees and milestone payments, costs of clinical trials, laboratory supplies and drug products, and allocations of corporate costs. Research and development expenditures, including related stock-based charges but not including amortization of intangibles or expensing of in-process research and development costs, are expensed as we incur them and were approximately $41.6 million, $26.7 million and $56.7 million, respectively, in 2012, 2011 and 2010 broken out by product as follows:

	Year Ended December 31,
	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
	($ in ‘000’s)
Apaziquone	$6,642	$7,695	$6,086
Belinostat	3,742	7,207	35,583
FUSILEV	1,416	1,239	1,265
FOLOTYN	1,586	—	—
ZEVALIN	5,040	167	416
GCS	1,049	—	—
Lucanthone	792	—	—
Ozarelix	724	740	1,891
Ortataxel	554	107	707
Renazorb	1,299	476	1,533
Other development drugs	4,695	1,417	1,891

Total — Direct Costs	27,539	19,048	49,372
Indirect Costs (including non-cash share-based compensation of $1.8 million, $1.6 million and $2.4 million, respectively)	21,404	16,502	14,838
Partner Reimbursement	(7,383)	(8,888)	(7,550)

Total Research & Development	$41,560	$26,662	$56,660

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

FOLOTYN was approved for the treatment of patients with relapsed or refractory PTCL under the FDA’s accelerated approval regulations, which allow the FDA to approve products for cancer or other serious or life threatening diseases based on initial positive data from clinical trials. Under these provisions, we are subject to certain post-approval requirements pursuant to which we are required to conduct two randomized Phase 3 trials to confirm FOLOTYN’s clinical benefit in patients with T-cell lymphoma. The FDA has also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment. Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN from the market. The FDA may also initiate proceedings to withdraw approval or request that we voluntarily withdraw FOLOTYN from the market if our Phase 3 studies fail to confirm FOLOTYN’s clinical benefit. Further, the FDA may require us to amend the FOLOTYN package insert, including by strengthening the warnings and precautions section or institute a Risk Evaluation and Mitigation Strategy based on the results of these studies or clinical experience. We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of FOLOTYN. In addition, we or our third-party manufacturers are required to adhere to the FDA’s current Good Manufacturing Practices, or cGMP. The cGMP regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to FOLOTYN. Furthermore, we or our third-party manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure compliance with cGMP or other applicable government regulations and corresponding foreign standards. We have limited control over a third-party manufacturer’s compliance with these regulations and standards. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

While preparing our financial statements for the three and nine months ended September 30, 2013, we have determined that we have a material weakness in our internal control over financial reporting, which also existed as of December 31, 2012. The financial misstatements resulting from our material weakness resulted in a restatement of our Consolidated Financial Statements contained herein. See Item 9A, Controls and Procedures for a complete discussion of this material weakness in our internal control over financial reporting.

Although we are undertaking steps to address this material weakness, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as described in Item 9A, to address this material weakness, or that the plans and controls, if implemented, will be successful in fully remediating this material weakness. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weakness, or we identify further material weaknesses in our internal controls, our ability to report our financial results on a timely and accurate basis could be impacted in a materially adverse manner.

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

The information presented in the following table has been restated as a result of the revised accounting for amortization for intangible asset amortization and correction of an error in operating expenses related to certain accounts payable and other accrued obligations accounts, as is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 1A, “Revision of Previously Issued Consolidated Financial Statements,” to our Consolidated Financial Statements in Part II, Item 8.

	Years ended December 31,
Statement of Operations Data:	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)	2008 (As Restated)
	(In thousands, except per share data)
Total revenues	$267,707	$192,963	$74,113	$38,025	$28,725

Operating expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	46,633	33,838	17,439	8,148	1,193
Selling, general and administrative	89,922	72,197	47,411	33,607	15,156
Research and development	41,560	26,662	56,660	20,379	26,458
Amortization of purchased intangibles	8,818	3,720	3,720	3,720	158
Acquired in-process research and development	—	—	—	—	4,700

Income (loss) from operations	80,774	56,546	(51,117)	(27,829)	(18,940)
Change in fair value of common stock warrant liability	—	(3,488)	2,731	8,075	1,271
Other (expense) income, net	(844)	577	1,279	662	1,165

Income (loss) before provision for income taxes	79,930	53,635	(47,107)	(19,092)	(16,504)
Benefit (provision) for income taxes	14,271	(3,704)	43	(421)	(5)
Net loss attributable to non-controlling interest	—	—	—	1,146	2,538

Net income (loss) attributable to Spectrum Pharmaceuticals, Inc. stockholders	$94,201	$49,931	$(47,064)	$(18,367)	$(13,791)

Net income (loss) per share — basic	$1.61	$0.94	$(0.95)	$(0.47)	$(0.44)

Net income (loss) per share — diluted	$1.46	$0.86	$(0.95)	$(0.47)	$(0.44)

Cash dividend declared per common share	$0.15	$—	$—	$—	$—

	As of December 31,
Balance Sheet Data:	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)	2008 (As Restated)
	(In thousands)
Cash, equivalents and investments	$143,008	$170,545	$104,243	$113,341	$75,938
Working capital	141,630	151,443	61,308	87,743	54, 983
Total assets	504,955	280,780	163,631	173,133	129,509
Common stock warrant liability (at fair value)	—	—	3,904	6,635	765
Long term obligations, less current portion	93,031	14,336	25,833	25,310	42,822
Total stockholders’ equity (including non-controlling interest)	288,681	192,086	77,241	109,309	53,422

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

This MD&A contains restated results related to the revisions for intangible asset amortization and operating expenses related to certain accounts payable and other accrued obligations accounts. See “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Revision of Previously Issued Consolidated Financial Statements,” to our Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the revisions and effect of the restatement.

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

On September 5, 2012, we entered into a credit agreement with Bank of America, N.A., as the administrative agent and an initial lender and Wells Fargo Bank, National Association, as an initial lender, for a $75.0 million revolving line of credit, which can be increased up to $125.0 million, subject to meeting certain customary conditions and obtaining commitments for such increase from the lenders. The terms of the credit agreement contain financial performance covenants applicable to us and our subsidiaries, which include, among other things, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. We were in compliance with all such covenants as of December 31, 2012. The terms of the credit agreement also provide for an interest rate based on the London Interbank Offer Rate or the base rate, as selected by management, plus an applicable margin, of between 0.75% and 1.00% for base rate loans and between 1.75% and 2.25% for London Interbank Offer Rate loans. Additionally, an unused line fee is payable quarterly in an amount ranging from .375% to 0.625% of the sum of the average daily unused portion of the facilities during any quarter based upon consolidated leverage ratio as at the last test date. As of December 31, 2012, $75.0 million has been drawn down on the revolving line of credit, of which the entire amount is outstanding and there are no amounts available to borrow, and the interest rate on the outstanding balance was 4.25%.

Our expenditures for research and development, or R&D, consist of direct product specific costs (such as up-front license fees, milestone payments, active pharmaceutical ingredients, clinical trials, patent related legal costs, and product liability insurance, among others) and non-product specific, or indirect, costs (such as personnel costs, rent, and utilities, among others). During the year ended December 31, 2012, our total research and development expenditure, including indirect expenditures, was approximately $41.6 million (net of $7.4 million received from Allergan pursuant to the collaboration agreement).

In addition to our present portfolio of drug product candidates, we continually evaluate proprietary products for acquisition. If we are successful in acquiring rights to additional products, we may pay up-front licensing fees in cash and/or common stock and our research and development expenditures would likely increase.

	Year Ended December 31,
	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
	($ in ‘000’s)
Apaziquone	$6,642	$7,695	$6,086
Belinostat	3,742	7,207	35,583
FUSILEV	1,416	1,239	1,265
FOLOTYN	1,586	—	—
ZEVALIN	5,040	167	416
GCS	1,049	—	—
Lucanthone	792	—	—
Ozarelix	724	740	1,891
Ortataxel	554	107	707
Renazorb	1,299	476	1,533

	Year Ended December 31,
	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
	($ in ‘000’s)
Other development drugs	4,695	1,417	1,891

Total — Direct Costs	27,539	19,048	49,372
Indirect Costs (including non-cash share-based compensation of $1.8 million, $1.6 million and $2.4 million, respectively)	21,404	16,502	14,838
Partner Reimbursement	(7,383)	(8,888)	(7,550)

Total Research & Development	$41,560	$26,662	$56,660

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

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $72.0 million for 2012 which includes net income in the period of $94.2 million adjusted for net non-cash credits of $15.4 million, of which, $34.6 million relates to a deferred income tax benefit, $14.9 million for stock-based compensation, $12.3 million for amortization of deferred revenue offset by $12.2 million of depreciation and amortization and $4.3 million for the provision for inventory obsolescence. These non-cash items were offset primarily by uses of cash by a $33.5 million increase in accounts receivable as a result of increased product sales and a $9.7 million decrease in accrued compensation and related expenses which were offset by sources of cash which included an increase of $24.0 million in accounts payable and other accrued obligations and a $9.5 million decrease in prepaid expenses and other current assets.

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

Results of Operations

Results of Operations for Fiscal 2012 Compared to Fiscal 2011

Total Revenues. A summary of our total revenues is as follows:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	($ in 000’s)
Product sales, net:
FUSILEV	$204.3	$153.1	$51.2	33.4%
FOLOTYN	20.4	—	20.4	n/a
ZEVALIN	30.3	27.6	2.7	9.8%

	$255.0	$180.7	$74.3	41.1%
License and contract revenue	12.7	12.3	0.4	3.3%

Total revenues	$267.7	$193.0	$74.7	38.7%

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

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Year Ended December 31,
	2012 (As Restated)	2011 (As Restated)	$ Change	% Change
	($ in 000’s)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$46.6	$33.8	$12.8	37.9%
Selling, general and administrative	89.9	72.2	17.7	24.5%
Research and development	41.6	26.7	14.9	55.8%
Amortization of purchased intangible assets	8.8	3.7	5.1	>100.0%

Total operating costs and expenses	$186.9	$136.4	$50.5	37.0%
Change in the fair value of common stock warrant liability	—	(3.5)	(3.5)	(100.0%)
Other (expense) income, net	(0.8)	0.6	(1.4)	>(100.0%)

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

Selling, General and Administrative. Selling, general and administrative expenses increased as a result of the inclusion of Allos and is primarily due to:

•	$7.0 million increase in compensation and associated benefits, of which $4.3 million is attributable to sales and marketing expenses as a result of the expansion of our sales force, and the inclusion of Allos personnel. We expect that sales and marketing activities will increase as we invest in additional commercial resources to increase market expansion of FUSILEV, FOLOTYN and ZEVALIN.

•	$4.8 million increase in advertising, branding, printing, marketing and promotion

•	$5.6 million in legal and professional fees related to the Allos acquisition and $687,000 in transaction costs related to the acquisition of ZEVALIN Rights

•	$2.0 million increase for transitional services related to sales of ZEVALIN outside the U.S.

•	$1.7 million severance and related expenses in connection with the Allos acquisition

•	$1.6 million increase in sales travel and expenses

These increases were partially offset by a $7.6 million decrease in non-cash stock compensation expense primarily related to the management incentive plan expenses.

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

Amortization of Purchased Intangibles. We incurred a non-cash charge of $8.8 million and $3.7 million in 2012 and 2011, respectively, due to the amortization of intangibles recognized in the acquisition of ZEVALIN Rights and the amortization of intangibles recognized in the acquisition of Allos.

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

	Year Ended December 31,
	2012 (As Restated)	2011 (As Restated)	$ Change	% Change
	($ in 000’s)
Benefit (provision) for income taxes	14.3	(3.7)	18.0	>(100.0%)

Benefit/(Provision) for Income Taxes. As of December 31, 2011, we maintained a $44.6 million valuation allowance against our domestic deferred tax assets and a $1.0 valuation allowance against our foreign deferred tax assets. Based on the weight of both positive and negative evidence, we concluded that it was more likely than not that the domestic net deferred tax assets would be realized, and therefore, we released $23.5 million of our domestic valuation allowance as a discrete tax benefit through December 31, 2012 with the remaining $21.1 million domestic valuation allowance being released through our annual effective tax rate based upon projected current year earnings. We maintain a valuation allowance against our foreign net deferred tax assets as we continue to conclude it is not more likely than not that the foreign net deferred tax assets will be realized.

The annual effective rate for fiscal 2012 is below the statutory rate principally as a result of tax benefits realized from the release of our valuation allowance against domestic deferred tax assets. The year-to-date tax benefit of $14.3 million in 2012 is primarily the result of $44.6 million in tax benefits recognized through December 31, 2012 related to the release of our valuation allowance on domestic deferred tax assets.

Results of Operations for Fiscal 2011 Compared to Fiscal 2010

Total Revenues.

A summary of our total revenues is as follows:

	Year Ended December 31,
	2011	2010	$ Change	% Change
	($ in 000’s)
Product sales, net:
FUSILEV	$153.1	$32.0	$121.1	>100.0%
ZEVALIN	27.6	28.9	(1.3)	(4.5%)

	$180.7	$60.9	$119.8	>100.0%
License and contract revenue	12.3	13.2	(0.9)	(6.8%)

Total revenues	$193.0	$74.1	$118.9	>100.0%

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

Operating Costs and Expenses

Our operating costs and expenses are summarized in the following table:

	Year Ended December 31,
	2011 (As Restated)	2010 (As Restated)	$ Change	% Change
	($ in 000’s)
Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$33.8	$17.4	$16.4	94.3%
Selling, general and administrative	72.2	47.4	24.8	52.3%
Research and development	26.7	56.7	(30.0)	(52.9%)
Amortization of purchased intangible assets	3.7	3.7	—	—

Total operating costs and expenses	$136.4	$125.2	$11.2	8.9%
Change in the fair value of common stock warrant liability	(3.5)	2.7	(6.2)	>(100.0%)
Other income, net	0.6	1.3	(0.7)	(53.8%)

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

	Year Ended December 31,
	2011 (As Restated)	2010 (As Restated)	$ Change	% Change
	($ in 000’s)
(Provision)/benefit for income taxes	(3.7)	0.04	(3.7)	>(100.0%)

Provision/Benefit for Income Taxes. We recorded a provision for income taxes of $3.7 million for 2011 compared to a $43,000 benefit in 2010 due to our profitability in 2011.

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

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made. Valuation allowances against deferred tax assets were $1.1 million and $45.6 million at December 31, 2012 and 2011, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

(i) Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO (our principal executive officer) and Chief Financial Officer, or CFO (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 1A. to our Consolidated Financial Statements, as required by SEC Rule 13a-15(b), we carried out a reevaluation, under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report, referred to as the Evaluation Date.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on February 28, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date. However, solely as a result of identifying a material weakness in our internal control over financial reporting during the reevaluation as described below, our CEO and CFO have revised their conclusions relative to the effectiveness of our internal control over financial reporting. Accordingly, our CEO and CFO now conclude that our disclosure controls and procedures, as of the end of the period covered by this report [and of the date of this filing], were not effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

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

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 1A. to our Consolidated Financial Statements, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted a reevaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), or COSO. Based on the evaluation and the criteria set forth in the COSO report, management identified a material weakness in internal control over financial reporting as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have excluded from our assessment the internal control over financial reporting of Allos Therapeutics, Inc. (“Allos”), which we acquired September 5, 2012, as it was determined that management could not complete an assessment of the internal control over financial reporting of the acquired business in the period between the acquisition date and the date of management’s assessment date. Total assets and revenues of this acquisition represent approximately 6% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

Management identified a material weakness in internal control over financial reporting related to the accurate and timely reporting of its accounting for accruals. Specifically, controls over the review of purchase order related accruals were not designed and operating effectively to timely review and accurately record purchase order accruals in the consolidated financial statements. The components of the overstatement comprise excess accruals that correspond with (i) research and development and sales and marketing activities that accumulated over multiple reporting periods from January 1, 2007 through June 30, 2013, and (ii) liabilities that were recorded as part of our business combination accounting for the 2009 acquisition of RIT Oncology, LLC that did not require settlement, and were not identified as such within a timely manner.

We have concluded that as of December 31, 2012, the deficiency described above represents a “material weakness” in our internal controls over financial reporting, based on the results of our evaluation under the framework in COSO. Accordingly, our management now concludes that our internal control over financial reporting was not effective as of December 31, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, has reissued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears below under Item 9A(ii)(b) and expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

(b) Remediation Steps to Address Material Weakness

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

(c) Changes in internal control over financial reporting

Except as disclosed above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Spectrum Pharmaceuticals, Inc.

We have audited Spectrum Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Spectrum Pharmaceuticals, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Allos Therapeutics, Inc., which is included in the 2012 consolidated financial statements of Spectrum Pharmaceuticals, Inc. and Subsidiaries and constituted $29.1 million and $19.9 million of total and net assets, respectively, as of December 31, 2012 and $20.8 million and $5.9 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Spectrum Pharmaceuticals, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Allos Therapeutics, Inc.

In our report dated February 27, 2013, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2012. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to the accurate and timely accounting for accruals. Specifically, controls over the review of purchase order related accruals were not designed and operating effectively to timely review and accurately record purchase order accruals in the consolidated financial statements. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated February 27, 2013, except for the effects on the consolidated financial statements of the restatement described in Note 1A, as to which the date is December 6, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Spectrum Pharmaceuticals, Inc. and Subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2013,

except for the effects of the material weakness described in the seventh paragraph above, as to which the date is

December 6, 2013

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

(a)(1) Consolidated Financial Statements (As Restated):

(a)(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) Exhibits.

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

2.2#	Purchase and Formation Agreement, dated as of November 26, 2008, by and among the Registrant, Cell Therapeutics, Inc. and RIT Oncology, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2008, and incorporated herein by reference.)

2.3#	Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2009, and incorporated herein by reference.)

2.4#	License and Asset Purchase Agreement between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG, dated January 23, 2012. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on April 27, 2012, and incorporated herein by reference.)

2.5	Agreement and Plan of Merger, dated as of April 4, 2012, by and among the Registrant, Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement. (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended through June 24, 2011. (Filed as Exhibit 3.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2012, and incorporated herein by reference.)

4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

4.2	Registration Rights Agreement, dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.3	Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of April 20, 2006, by and among the Registrant and Targent, Inc. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2006, and incorporated herein by reference.)

10.1	Sublease Agreement, dated as of December 2, 2010, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.2	First Amendment to Sublease Agreement, dated November 16, 2011, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.2 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

10.3	Industrial Lease Agreement, dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.4	Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

Exhibit No.	Description

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.6	Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

10.7*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10.8*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10.9*	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

10.10\\	Second Amendment to Sublease Agreement, dated November 12, 2012, between the Registrant and Del Webb Corporation.

10.11*	Third Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)

10.12*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.13*	Long-Term Retention and Management Incentive Plan. (Filed as Exhibit 10.36 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.14*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

10.15*	Executive Employment Agreement by and between the Registrant and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.16*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.17#	License, Development, Supply and Distribution Agreement, dated October 28, 2008, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.33 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.18#	Amendment to License, Development, Supply and Distribution Agreement, dated June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.37 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.19*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.20*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.21	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

Exhibit No.	Description

10.22*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.23*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012). (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.24*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.25#	License Agreement, dated November 6, 2009, by and between the Registrant and Nippon Kayaku Co., Ltd. (Filed as Exhibit 10.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.26#	License and Collaboration Agreement, dated February 2, 2010, by and between the Registrant and TopoTarget A/S. (Filed as Exhibit 10.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.27	Asset Purchase Agreement, dated August 15, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.1 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on August 21, 2007, and incorporated herein by reference.)

10.28	First Amendment to Asset Purchase Agreement, dated December 9, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.48 to Cell Therapeutics, Inc.’s Form 10K, No. 001-12465, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.)

10.29	Supply Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.2 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on December 31, 2007, and incorporated herein by reference.)

10.30#	First Amendment to Supply Agreement, dated December 15, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.34 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.31	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.32#	License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.1 to Allos Therapeutics, Inc.’s Form 10-Q/A, File No. 000-29815, as filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference.)

10.33#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.13.1 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.)

10.34#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.3 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.35#	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos Therapeutics, Inc. (Filed as Exhibit 10.25 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 26, 2012, and incorporated herein by reference.)

Exhibit No.	Description

10.36#	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos Therapeutics, Inc. (Filed as Exhibit 10.2 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.37	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.38	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.39#	Sublicense Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.40#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited. (Filed as Exhibit 10.11 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.41#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline. (Filed as Exhibit 10.12 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.42*	Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012, as amended September 5, 2012, and effective as of September 1, 2012. (Filed as Exhibit 10.13 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.43#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of the Registrant. (Filed as Exhibit 10.14 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.44#	Supply Agreement, dated June 9, 1999, by and between IDEC Pharmaceuticals Corporation and Schering Aktiengesellschaft, as amended December 14, 2004 and January 16, 2012, by and between Idec Pharmaceuticals Corporation and Schering Aktiengesellschaft. (Filed as Exhibit 10.15 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.45	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.16 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.46	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.17 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.47	Credit Agreement, dated September 5, 2012, by and among the Registrant, the Guarantors named therein, the Lenders named therein and Bank of America, N.A, as the administrative agent. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2012, and incorporated herein by reference.)

10.48+#\\	Second Amendment, dated January 29, 2013, to License, Development, Supply and Distribution Agreement, dated October 28, 2008, as amended June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc.

Exhibit No.	Description

10.49+*\\	First Amendment, dated September 5, 2012, to Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012 and effective as of September 1, 2012.

21//	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections or otherwise incorporated by reference.
\\	Previously filed with Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

By:	/S/ RAJESH C. SHROTRIYA, M.D.
Rajesh C. Shrotriya, M.D.
Chief Executive Officer and President

Date: December 6, 2013

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Rajesh C. Shrotriya and Kurt A. Gustafson as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAJESH C. SHROTRIYA, M.D.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	December 6, 2013
Rajesh C. Shrotriya, M.D.

/s/ KURT A. GUSTAFSON	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 6, 2013
Kurt A. Gustafson

/s/ Dolatrai M. Vyas, PH.D.	Director	December 6, 2013
Dolatrai M. Vyas, Ph.D.

/S/ LUIGI LENAZ, M.D.	Director	December 6, 2013
Luigi Lenaz, M.D.

/s/ STUART M. KRASSNER, SC.D., PSY.D.	Director	December 6, 2013
Stuart M. Krassner, Sc.D., Psy.D.

/s/ ANTHONY E. MAIDA, III, M.A., M.B.A., PH.D	Director	December 6, 2013
Anthony E. Maida, III, M.A., M.B.A., Ph.D

/s/ Raymond W. Cohen	Director	December 6, 2013
Raymond W. Cohen

/s/ Gilles Gagnon	Director	December 6, 2013
Gilles Gagnon, M.Sc., M.B.A

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2012 and 2011 and

For Each of the Three Years Ended December 31, 2012

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Financial Statements (As Restated)

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spectrum Pharmaceuticals, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2013, except for the effects of the material weakness described in the seventh paragraph of that report, as to which the date is December 6, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2013,

except for the effects on the consolidated financial statements of the restatement described in Note1A, as to which the date is

December 6, 2013

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2012 (As Restated)	2011 (As Restated)
ASSETS
Current Assets:
Cash and equivalents	$139,698	$121,202
Marketable securities	3,310	40,060
Accounts receivable, net of allowance for doubtful accounts of $228 and $471, respectively	92,169	51,703
Inventories, net	14,478	10,762
Prepaid expenses and other current assets	2,745	2,074
Deferred tax assets	12,473	—

Total current assets	264,873	225,801
Investments	—	9,283
Property and equipment, net	2,548	2,681
Intangible assets, net	200,234	41,654
Goodwill	7,279	—
Deferred tax asset	23,276	—
Other assets	6,745	1,361

Total assets	$504,955	$280,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued obligations	$93,811	$53,276
Accrued compensation and related expenses	4,835	1,788
Deferred revenue	12,300	12,300
Deferred development costs	856	—
Accrued drug development costs	11,441	6,994

Total current liabilities	123,243	74,358
Capital lease obligations	—	9
Deferred revenue and other credits, less current portion	2,937	14,029
Deferred development costs, less current portion	11,377	—
Deferred payment contingency	2,287	—
Other long-term liabilities	1,430	298
Revolving line of credit	75,000	—

Total liabilities	216,274	88,694
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B Junior participating preferred stock — 1,500,000 shares authorized: no shares issued and outstanding	—	—
Series E convertible voting preferred stock — $10,000 par value; 2,000 shares authorized; 20 shares issued and outstanding at December 31, 2012 and 2011, (aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value — 175,000,000 shares authorized; 60,026,675 and 59,247,483 issued and outstanding at December 31, 2012 and 2011, respectively	60	59
Additional paid-in capital	463,710	452,761
Accumulated other comprehensive income (loss)	273	(227)
Accumulated deficit	(175,485)	(257,704)
Less: Treasury stock at cost: 0 and 363,055 shares at December 31, 2012 and 2011, respectively	—	(2,926)

Total stockholders’ equity	288,681	192,086

Total liabilities and stockholders’ equity	$504,955	$280,780

See accompanying notes to consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
Revenues:
Product sales, net	$254,992	$180,663	$60,921
License and contract revenue	12,715	12,300	13,192

Total revenues	$267,707	$192,963	$74,113

Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	46,633	33,838	17,439
Selling, general and administrative	89,922	72,197	47,411
Research and development	41,560	26,662	56,660
Amortization of purchased intangible assets	8,818	3,720	3,720

Total operating costs and expenses	186,933	136,417	125,230

Income (loss) from operations	80,774	56,546	(51,117)
Non-operating income (expense):
Change in fair value of common stock warrant liability	—	(3,488)	2,731
Other (expense) income, net	(844)	577	1,279

Income (loss) before provision for income taxes	79,930	53,635	(47,107)
Benefit (provision) for income taxes	14,271	(3,704)	43

Net income (loss)	$94,201	$49,931	$(47,064)

Net income (loss) per share:
Basic	$1.61	$0.94	$(0.95)

Diluted	$1.46	$0.86	$(0.95)

Weighted average shares outstanding:
Basic	58,588,916	53,272,767	49,502,854

Diluted	64,637,256	57,959,714	49,502,854

See accompanying notes to consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
Net income (loss)	$94,201	$49,931	$(47,064)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	797	(135)	(22)
Income tax on unrealized gain on securities	(213)	—	—
Foreign currency translation adjustments	(84)	—	—

Other comprehensive income (loss), net	500	(135)	(22)
Total comprehensive income (loss)	$94,701	$49,796	$(47,086)

See accompanying notes to consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders
	Shares	Amount	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance at December 31, 2009 (As Reported)	68	$419	48,926,314	$49	$369,482	$(70)	$(261,556)	—	$—	$108,324
Adjustments (see Note 1A)	—	—	—	—	—	—	985	—	—	985

Balance at December 31, 2009 (As Restated)	68	419	48,926,314	49	369,482	(70)	(260,571)	—	—	109,309
Net Loss (As Restated)	—	—	—	—	—	—	(47,064)	—	—	(47,064)
Other comprehensive loss, net	—	—	—	—	—	(22)	—	—	—	(22)
Conversion of Series E preferred stock to common stock	(42)	(259)	84,000	—	259	—	—	—	—	—
Issuance of common stock to 401(k) plan	—	—	136,121	—	598	—	—	—	—	598
Issuance of common stock for ESPP	—	—	168,283	—	554	—	—	—	—	554
Issuance of common stock upon exercise of stock options	—	—	1,135,340	1	3,073	—	—	—	—	3,074
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	257,270	—	7,687	—	—	—	—	7,687
Fair value of common stock issued in connection with drug license	—	—	751,956	1	3,104	—	—	—	—	3,105

Balance at December 31, 2010 (As Restated)	26	$160	51,459,284	$51	$384,757	$(92)	$(307,635)	—	$—	$77,241
Net Income (As Restated)	—	—	—	—	—	—	49,931	—	—	49,931
Other comprehensive income, net	—	—	—	—	—	(135)	—	—	—	(135)
Conversion of Series E preferred stock to common stock	(6)	(37)	12,000	—	37	—	—	—	—	—
Issuance of common stock to 401(k) plan	—	—	65,889	—	593	—	—	—	—	593
Issuance of common stock for ESPP	—	—	100,386	—	655	—	—	—	—	655
Adjustments resulting from change in value of warrants recognized in equity	—	—	—	—	7,392	—	—	—	—	7,392
Issuance of common stock upon exercise of stock options	—	—	1,126,257	1	5,136	—	—	—	—	5,137
Issuance of common stock upon exercise of warrants	—	—	3,747,312	4	24,804	—	—	—	—	24,808
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	998,711	1	21,643	—	—	—	—	21,644
Purchase of treasury stock	—	—	—	—	—	—	—	363,055	(2,926)	(2,926)
Issuance of restricted stock for management incentive plan, net of shares repurchased/retired for minimum tax withholding	—	—	426,562	1	(4,033)	—	—	—	—	(4,032)
Fair value of common stock issued to Targent for milestone	—	—	1,311,082	1	11,777	—	—	—	—	11,778

Balance at December 31, 2011 (As Restated)	20	$123	59,247,483	$59	$452,761	$(227)	$(257,704)	363,055	$(2,926)	$192,086
Net Income (As Restated)	—	—	—	—	—	—	94,201	—	—	94,201
Other comprehensive income, net	—	—	—	—	—	500	—	—	—	500
Issuance of common stock to 401(k) plan	—	—	56,254	—	691	—	—	—	—	691
Issuance of common stock for ESPP	—	—	54,521	—	606	—	—	—	—	606
Issuance of common stock upon exercise of stock options	—	—	1,287,430	2	5,815	—	—	—	—	5,817
Issuance of common stock upon exercise of warrant	—	—	50,000	—	89	—	—	—	—	89
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	554,239	—	14,193	—	—	—	—	14,193
Repurchase of shares to satisfy tax withholding	—	—	(120,197)	—	(1,434)	—	—	—	—	(1,434)
Dividends paid	—	—	—	—	(9,011)	—	—	—	—	(9,011)
Purchase of treasury stock	—	—	—	—	—	—	—	740,000	(9,057)	(9,057)
Retirement of treasury stock	—	—	(1,103,055)	(1)	—	—	(11,982)	(1,103,055)	11,983	—

Balance at December 31, 2012 (As Restated)	20	$123	60,026,675	$60	$463,710	$273	$(175,485)	—	$—	$288,681

See accompanying notes to consolidated financial statements.

Spectrum Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
Cash Flows From Operating Activities:
Net income (loss)	$94,201	$49,931	$(47,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in operating activities:
Amortization of deferred revenue	(12,300)	(12,300)	(12,300)
Depreciation and amortization	12,243	5,650	4,506
Deferred income tax benefit	(34,605)	—	—
Stock-based compensation	14,884	22,237	8,285
Fair value of common stock issued for drug license	—	—	3,105
Change in fair value of common stock warrant liability	—	3,488	(2,731)
Provision (recovery) for bad debt	(128)	245	359
Provision for inventory obsolescence	4,264	1,320	50
Loss on disposal of fixed assets	132	38	11
Foreign currency remeasurement loss	107	—	—
Change in fair value of deferred development costs and deferred payment contingency	20	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(33,504)	(30,897)	(12,752)
Inventories	(734)	(7,848)	(1,054)
Prepaid expenses and other assets	9,483	(7,115)	(134)
Accounts payable and other accrued obligations	24,038	15,711	20,407
Accrued compensation and related expenses	(9,726)	(1,525)	(47)
Accrued drug development costs	2,376	3,519	(138)
Landlord contributions to tenant improvements	—	—	995
Deferred revenue and other credits	1,208	834	15,958

Net cash provided by (used in) operating activities	71,959	43,288	(22,544)

Cash Flows From Investing Activities:
Sales and maturities of marketable securities	72,463	18,255	32,391
Purchases of marketable securities	(26,430)	(17,027)	(40,649)
Purchases of property and equipment	(312)	(475)	(1,576)
Purchases of available for sale securities	(1,712)	(164)	—
Proceeds from sale of available for sale securities	—	157	—
Acquisition of ZEVALIN Rights	(25,435)	—	—
Acquisition of Allos Therapeutics, net of cash acquired	(133,264)	—	—

Net cash (used in) provided by investing activities	(114,690)	746	(9,834)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock from stock option exercises	5,817	5,137	3,074
Proceeds from issuance of common stock from warrant exercises	89	24,808	—
Proceeds from issuance of common stock under the ESPP plan	606	655	554
Payments to acquire treasury stock	(9,057)	(2,926)	—
Repurchase of shares to satisfy minimum tax withholding for restricted stock vesting	(1,434)	(4,032)	—
Payment of stock dividend	(9,011)	—	—
Repayment of capital leases	(9)	(31)	(29)
Proceeds from revolving line of credit	125,000	—	—
Repayment of revolving line of credit	(50,000)	—	—
Payment of debt issuance costs	(976)	—	—

Net cash provided by financing activities	61,025	23,611	3,599

Effect of exchange rates on cash	202	—	—
Net increase (decrease) in cash and cash equivalents	18,496	67,645	(28,779)
Cash and equivalents — beginning of year	121,202	53,557	82,336

Cash and equivalents — end of year	$139,698	$121,202	$53,557
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$17,157	$2,042	$27

Cash paid for interest	$495	$14	$17

Retirement of treasury shares	$11,983	$—	$—

Inventory liability assumed in ZEVALIN Rights acquisition	$580	$—	$—

Inventory included in accounts payable	$5,000	$—	$—

Financed portion of leasehold improvements	$—	$—	$451

Conversion of preferred stock to common stock	$—	$37	$259

Common stock issued for Targent milestones	$—	$11,778	$259

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

1A. Revision of Previously Issued Consolidated Financial Statements

Overview

We are revising our historical consolidated financial statements for the years ended December 31, 2012, 2011 and 2010. In connection with the preparation of our Consolidated Financial Statements for the third fiscal quarter of 2013, we determined that correction to the amounts accrued as “accounts payable and other accrued obligations” and “accrued drug development costs” were required. However, this error had no resulting impact to our cash balance as of any previously reported period.

The components of the “accounts payable and other accrued obligations” and “accrued drug development costs” overstatement include (a) $6.2 million of excess accruals that correspond with our research and development and sales and marketing activities which accumulated from January 1, 2007 through December 31, 2012, and (b) $1.0 million of excess liabilities that were recorded as part of our business combination accounting for our 2009 acquisition of RIT Oncology, LLC. As with the $6.2 million of excess research and development and sales and marketing accruals at December 31, 2012, this $1.0 million did not require settlement, and was not timely identified as such.

In addition, our accompanying Consolidated Balance Sheets, and Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders’ Equity, and Cash Flows, have been restated to reflect the correction of certain other errors. The indefinite-lived intangible asset acquired and recognized as part of our acquisition of Allos Therapeutics, Inc. (“Allos”) in September 2012, was previously classified in error as in-process research & development (IPR&D), which is not amortized under applicable GAAP. This intangible asset should have instead been classified at the acquisition date as a definite-lived intangible asset (i.e., developed technology). The error in classification resulted in an understatement of amortization of $2.1 million in 2012 for this intangible asset.

Materiality Assessment

We evaluated the materiality of these errors from a qualitative and quantitative perspective, as required by applicable Securities and Exchange Commission (SEC) guidance. Based on this evaluation, we concluded that these errors were not material to any of our previously reported quarterly or annual periods. However, the correction of these accumulated errors would be material if corrected in the year ended December 31, 2013, based on our expected full year results. Therefore, we have revised within this Annual Report on Form 10-K/A, our previously reported financial information as of December 31, 2012, 2011, and 2011, and for the years ended 2012, 2011, 2010, 2009, and 2008 – for those errors specific to each period.

Financial Statement Presentation – Current and Future Periods

Our accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 reflects the correction of the cumulative error of $4.2 million and $2.8 million, respectively, as an adjustment to “accumulated deficit,” and its impact on the corresponding accounts of “deferred tax assets,” “accounts payable and other accrued obligations,” and “accrued drug development costs.”

Our accompanying Consolidated Statements of Operations for the years ended 2012, 2011, and 2010, reflect reductions of “selling general and administrative” and “research and development” expenses for the errors that correspond to each period. Our accompanying Consolidated Statements of Operations for the year ended 2012 also includes an additional $2.1 million of expense within “amortization of purchased intangible assets.”

Our accompanying Consolidated Statement of Stockholders’ Equity reflects a $1.0 million decrease to the December 31, 2009 balance of “accumulated deficit” for the cumulative “selling general and administrative” and “research and development” excess expense errors that existed through that date.

The impact of the correction of these errors to our previously reported 2012, 2011, and 2010 annual periods is summarized below.

	Consolidated Balance Sheet as of December 31, 2012		Consolidated Balance Sheet as of December 31, 2011
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Intangible assets, net	$202,311	$200,234	$41,654	$41,654
Goodwill	28,973	7,279	—	—
Deferred tax asset*	—	23,276	—	—
Other assets	7,569	6,745	1,361	1,361
Total assets	506,274	504,955	280,780	280,780
Accounts payable and other accrued obligations	95,297	93,811	54,771	53,276
Accrued drug development costs	15,109	11,441	9,678	6,994
Total current liabilities	128,397	123,243	78,537	74,358
Total liabilities	221,428	216,274	92,873	88,694
Accumulated deficit	(179,320)	(175,485)	(261,883)	(257,704)
Total stockholders’ equity	284,846	288,681	187,907	192,086

*	Reflects the tax impact of the reclassification of the intangible asset acquired in the Allos acquisition from indefinite lived to definite lived.

	Condensed Consolidated Statements of Operations For the Year Ended December 31,
	2012 (As Reported)	2012 (As Restated)	2011 (As Reported)	2011 (As Restated)	2010 (As Reported)	2010 (As Restated)
Selling, general and administrative	91,965	89,922	72,553	72,197	48,550	47,411
Research and development	$42,544	$41,560	$27,720	$26,662	$57,301	$56,660
Amortization of purchased intangible assets	6,741	8,818	3,720	3,720	3,720	3,720
Total operating costs and expenses	187,883	186,933	137,831	136,417	127,010	125,230
Income (loss) from operations	79,824	80,774	55,132	56,546	(52,897)	(51,117)
Income before provision for income taxes	78,980	79,930	52,221	53,635	(48,887)	(47,107)
Benefit (provision) benefit for income taxes	15,565	14,271	(3,704)	(3,704)	43	43
Net income (loss)	94,545	94,201	48,517	49,931	(48,844)	(47,064)
Net income (loss) per share, basic	$1.61	$1.61	$0.91	$0.94	$(0.99)	$(0.95)
Net income (loss) per share, diluted	$1.46	$1.46	$0.84	$0.86	$(0.99)	$(0.95)

	Condensed Consolidated Statements of Comprehensive Income (Loss) For the Year Ended December 31,
	2012 (As Reported)	2012 (As Restated)	2011 (As Reported)	2011 (As Restated)	2010 (As Reported)	2010 (As Restated)
Net income (loss)	$94,545	$94,201	$48,517	$49,931	$(48,844)	$(47,064)
Total comprehensive income (loss)	95,045	94,701	48,382	49,796	(48,844)	(47,086)

	Consolidated Statements of Cash Flows For the Year Ended December 31
	2012 (As Reported)	2012 (As Restated)	2011 (As Reported)	2011 (As Restated)	2010 (As Reported)	2010 (As Restated)
Net income (loss)	$94,545	$94,201	$48,517	$49,931	$(48,844)	$(47,064)
Changes in operating expenses and liabilities:

Depreciation and amortization	10,166	12,243	5,650	5,650	4,506	4,506
Accounts payable and other accrued obligations	24,787	24,038	16,067	15,711	21,546	20,407

Accrued drug development costs	3,360	2,376	4,577	3,519	503	(138)

Net cash provided by (used in) operating activities	71,959	71,959	43,288	43,288	(22,544)	(22,544)

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

We acquired Allos on September 5, 2012, and recorded intangible assets related to developed technology and Ex-U.S. and Canada distribution rights through an agreement with a third-party, Mundipharma. These intangible assets are amortized over their expected period of economic benefit of 14 years and 10 years, respectively. In selecting the method of amortization, we considered pattern in which economic benefits of this asset are consumed. As the pattern of use could not be reliably determine with sufficient precision, we used a straight-line method of amortization (see Note 8).

Under the purchase method of accounting, the total purchase consideration is allocated to Allos net tangible and intangible assets based on their estimated fair values as of the closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The acquired intangible assets consisted of FOLOTYN developed technology for approved indications of currently marketed products, and its distribution rights outside of the U.S. and Canada through an agreement with a third-party, Mundipharma (see Note 11).

The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

	Fair Value of Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period
Developed Technology — FOLOTYN®	$118,400	14 years
FOLOTYN® Ex-U.S. and Canada Distribution Rights	27,900	10 years

Total identifiable intangible assets	$146,300

The fair value of the developed technology and distribution rights intangible assets was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered our estimates of future incremental earnings that may be achieved by the intangible assets.

With respect to the acquisition discussed, we believe the fair values assigned to the assets acquired and liabilities assumed were based upon reasonable assumptions. Our allocation of the purchase price was largely dependent on discounted cash flow analyses of projects and products of Allos. We cannot provide assurance that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize as we estimated. For these reasons, among others, our actual results may vary significantly from the estimated results.

We evaluate the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to the following:

(i)	a significant decrease in the market value of an asset;

(ii)	a significant adverse change in the extent or manner in which an asset is used; or

(iii)	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. No impairment loss was recorded during the years 2012, 2011 or 2010.

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

The following shows the amounts used in computing basic and diluted earnings per share for each of the three years in the period ended December 31, 2012:

(in thousands, except share and per share data)	Net Income (numerator)	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
December 31, 2012 (As Restated)
Basic earnings per share:	$94,201	58,588,916	$1.61

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,749,299
Incremental shares assumed issued on exercise of in the money warrants		224,437
Unvested restrictive stock		1,034,604

Diluted earnings per share	$94,201	64,637,256	$1.46

(in thousands, except share and per share data)	Net Income (numerator)	Weighted- Average Shares Outstanding (Denominator)	Earnings Per Share
December 31, 2011 (As Restated)
Basic earnings per share:	$49,931	53,272,767	$0.94

Diluted earnings per share:
Dilutive preferred shares		40,000
Dilutive options		4,185,224
Change in shares related to Targent and Management incentive plan milestones as if they had been issued at the beginning of the quarter earned		248,193
Incremental shares assumed issued on exercise of in the money warrants		200,656
Unvested restrictive stock		12,874

Diluted earnings per share	$49,931	57,959,714	$0.86

(in thousands, except share and per share data)	December 31, 2010 (As Restated)
Net loss — attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(47,064)
Less:
Preferred dividends paid in cash or stock	—

Loss attributable to Spectrum stockholders	$(47,064)

Weighted average shares issued and outstanding	49,502,854

Basic and diluted net loss per share	$(0.95)

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

Valuation allowances against our deferred tax assets were $1.1 million and $45.6 million at December 31, 2012 and December 31, 2011, respectively. Changes in the valuation allowances, when they are recognized in the provision for income taxes, are included as a component of the estimated annual effective tax rate.

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

These identified intangible assets are being amortized over the estimated useful life of 10 years which reflects the patent life. In selecting the method of amortization, we considered pattern in which economic benefits of this asset are consumed. As the pattern of use could not be reliably determine with sufficient precision, we used a straight-line method of amortization. Included in amortization of purchased intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2012 is $2.2 million related to the amortization of these intangibles.

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

Fair Value Estimate of Assets Acquired and Liabilities Assumed

Under the purchase method of accounting, the total purchase consideration is allocated to Allos net tangible and intangible assets based on their estimated fair values as of the closing date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill acquired is not deductible for tax purposes. The estimated fair value of income taxes was based on provisional estimates and assumptions at the acquisition date. Based on new information available about facts and circumstances that existed as of the acquisition date, we have further adjusted the recognition of income taxes as of that date. The preliminary estimate of income taxes assumed in connection with the acquisition, and the subsequent change in valuation estimates made in the fourth quarter are presented in the following table. These adjustments to the provisional amounts previously recorded for income taxes were made retrospectively to the acquisition date. As a result of the revised provisional estimated fair value, the excess of the purchase price over the fair value of the net assets acquired of $4.8 million was recorded as goodwill in the accompanying consolidated balance sheet as of December 31, 2012.

Under the purchase method of accounting, the total purchase price is allocated to Allos’ net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in our consolidated balance sheet is as follows: ($ in 000’s):

	Provisional Estimated Fair Value	Subsequent Change in Valuation Estimate	Revised Fair Value
Cash	$71,940	$—	$71,940
Accounts receivable	6,835	—	6,835
Related party receivable	10,482	—	10,482
Inventory	2,246	—	2,246
Other current assets	1,527	—	1,527
Fixed assets	913	—	913
FOLOTYN developed technology	118,400	—	118,400
FOLOTYN Ex-U.S. and Canada distribution rights	27,900	—	27,900
Goodwill	27,550	(1,065)	26,485

Total assets acquired	267,793	(1,065)	266,728

Accounts payable & accrued liabilities	25,716	—	25,716
Mundipharma R&D expense liability	12,300	—	12,300
Deferred payment contingency	2,200	—	2,200
Deferred tax liabilities, net	22,373	(1,065)	21,308

Total liabilities assumed	62,589	(1,065)	61,524

Net assets acquired	$205,204	$—	$205,204

The acquired intangible assets consisted of (1) FOLOTYN developed technology for its approved indications and (2) FOLOTYN distribution rights outside of the U.S. and Canada, as summarized below:

	Fair Value of Intangible
	Assets	Amortization
	Acquired	Period
Developed Technology — FOLOTYN®	$118,400	14 years
FOLOTYN® Ex-U.S. and Canada Distribution Rights	27,900	10 years

Total identifiable intangible assets	$146,300

Included in amortization of purchased intangible assets in the accompanying consolidated statement of operations for the year ended December 31, 2012 is $3.0 million related to the amortization of these intangibles.

The fair value of the developed technology and license and distribution agreement intangible assets was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered our estimates of future incremental earnings that may be achieved by the intangible assets.

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

	Year Ended
	December 31,
	2012 (As Restated)	2011 (As Restated)
	(Unaudited)
Total revenues	$299,116	$269,012
Income from continuing operations	$51,028	$14,745
Net income	$58,157	$5,474
Basic net income per share	$0.99	$0.10
Diluted net income per share	$0.90	$0.09

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

Revenues and net income of Allos included in our consolidated statements of operations from the date of acquisition, September 5, 2012 to December 31, 2012, were $20.8 million and $5.9 million, respectively.

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

8. Intangible Assets and Goodwill

Intangible assets consist of the following ($ in 000’s):

	December 31, 2012 (As Restated)
	Gross Amount	Accumulated Amortization	Foreign Currency Translation	Net Amount	Weighted Average Amortization Period (years)
ZEVALIN intangibles — U.S.	$41,900	$(19,735)	$—	$22,165	10
ZEVALIN intangibles — Ex-U.S.	23,490	(2,192)	(355)	20,943	10
FUSILEV intangibles	16,778	(2,980)	—	13,798	9
FOLOTYN Ex-U.S. and Canada distribution rights	27,900	(895)	—	27,005	10
FOLOTYN developed technology	118,400	(2,077)	—	116,323	14

Total intangible assets	$228,468	$(27,879)	$(355)	$200,234

During the year ended December 31, 2012, ZEVALIN and FOLOTYN intangible amortization of $5.9 million and $3.0 million, respectively, is included in amortization of purchased intangibles. In addition, during the year ended December 31, 2012, $2.0 million is included in cost of product sales related to FUSILEV milestones.

	December 31, 2011
	Gross Amount	Accumulated Amortization	Foreign Currency Translation	Net Amount	Weighted Average Amortization Period (years)
FUSILEV intangibles	$16,778	(1,009)	—	15,769	8.0
ZEVALIN intangibles — US	41,900	$(16,015)	$—	$25,885	7.0

Total intangible assets	$58,678	$(17,024)	$—	$41,654

During the year ended December 31, 2011, ZEVALIN intangible amortization of $3.7 million is included in amortization of purchased intangibles. In addition, during the year ended December 31, 2011, $1.0 million is included in cost of goods sold related to FUSILEV Targent milestones achieved in 2011.

Future amortization of intangible assets is as follows ($ in 000’s):

Years Ending December 31 (As Restated)
2013	19,804
2014	19,804
2015	19,804
2016	19,804
Thereafter	121,018

$200,234

Goodwill

Changes in the carrying amount of goodwill through December 31, 2012 were as follows:

December 31, 2012 (As Restated)
($ in ‘000’s)
Balance at December 31, 2011	$—
Acquisition of ZEVALIN Rights	2,525
Acquisition of Allos	4,791
Foreign exchange translation effects	(37)

$7,279

9. Accounts Payable and Other Accrued Obligations

Accounts payable and other accrued obligations consist of the following:

	December 31,
	2012 (As Restated)	2011 (As Restated)
	($ in ‘000’s)
Trade payables	$30,814	$8,310
Allowance for rebates	11,023	8,114
Accrued product royalty	12,275	11,003
Allowance for returns	5,056	4,000
Accrued data and distribution fees	8,449	5,866
Accrued GPO administrative fees	2,650	2,562
Inventory management fee	3,050	1,380
Accrued income taxes	2,522	1,409
Allowance for chargebacks	15,153	950
Other accrued obligations	2,819	9,682

	$93,811	$53,276

10. Income Taxes

The components of income (loss) before provision for income taxes are as follows:

	For the Years Ended December 31,
	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
	($ in ‘000’s)
United States	$82,165	$53,834	$(47,088)
Foreign	(2,235)	(199)	(19)

Total	$79,930	$53,635	$(47,107)

The provision/(benefit) for income taxes consist of the following:

	For the Years Ended December 31,
	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
	($ in ‘000’s)
Current:
Federal	$16,222	$1,255	$(128)
State	3,412	2,449	82
Foreign	—	—	3

	$19,634	$3,704	$(43)
Deferred:
Federal	(24,013)	—	—
State	(9,892)	—	—
Foreign	—	—	—

Total	$(14,271)	$3,704	$(43)

The income tax provision/(benefit) differs from that computed using the federal statutory rate applied to income before taxes as follows:

	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
	($ in ‘000’s)
Tax provision (benefit) computed at the federal statutory rate	$27,975	$18,250	$(16,035)
State tax, net of federal benefit	2,442	2,918	(1,993)
Expired tax attributes	—	385	32,236
Research credits	(2,129)	(1,464)	(406)
Benefits from credit study	(4,148)	—	—
Common stock warrant liability	—	1,186	(928)
Transaction costs	1,497	—	—
Officers compensation	2,908	3,801	572
Stock based compensation	134	1,676	1,397
Permanent items and other	2,111	2,039	976
Domestic manufacturing deduction	(1,262)	—	—
Tax differential on foreign earnings	382	—	—
Change in tax rate	338	—	—
Valuation allowance	(44,519)	(25,087)	(15,862)

Income tax provision (benefit)	$(14,271)	$3,704	$(43)

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

	2012 (As Restated)	2011 (As Restated)
	($ in ‘000’s)
Deferred tax assets:
Net operating loss carry forwards	$45,391	$9,483
Research credits	1,155	7,766
Stock based compensation	2,896	2,162
Deferred revenue	4,596	9,329
Development costs	5,298	—
Depreciation and amortization differences	—	13,437
Returns and allowances	7,889	1,877
Other, net	6,021	3,262

Total deferred tax assets before valuation allowance	73,246	47,316
Valuation allowance	(1,125)	(45,644)

Total deferred tax assets	72,121	1,672
Deferred tax liabilities:
Depreciation and amortization differences	(36,372)	—

Net deferred tax	$35,749	$1,672

At December 31, 2012 and 2011, we recorded a valuation allowance of $1.1 million and $45.6 million, respectively. The valuation allowance decreased by $44.5 million and $25.1 million during 2012 and 2011, respectively, as a result of operating income we recorded.

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

The following tabular reconciliation summarizes activity related to unrecognized tax benefits:

	2012 (As Restated)	2011 (As Restated)	2010 (As Restated)
	($ in ‘000’s)
Balance at Beginning of year	$3,928	$2,803	$—
Adjustments related to prior year tax positions	665	5	1,704
Increases related to current year tax positions	2,515	1,120	1,099
Decreases due to settlements	(434)	—	—
Decreases related to prior year tax positions	(1,192)	—	—

Balance at end of year	$5,482	$3,928	$2,803

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

Approximately $5.3 million, $169,000 and $42,000 of the total unrecognized tax benefits as of December 31, 2012, 2011 and 2010, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.

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

The internal revenue service is currently examining our 2010 tax return. No material issues have been identified to date.

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

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through December 2015. A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2009	11,028,919	$6.52
Issued	275,000	5.59
Repurchased	(180,000)	5.16
Expired	(6,931,607)	6.55

Outstanding — December 31, 2010	4,192,312	6.45
Exercised	(3,747,312)	6.62

Outstanding — December 31, 2011	445,000	5.04
Exercised	(50,000)	1.79

Outstanding — December 31, 2012	395,000	$5.45

Exercisable — December 31, 2012	395,000	$5.45

The following table summarizes information with respect to warrants outstanding and exercisable at December 31, 2012:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.51 – 5.00	75,000	2.5	$3.82	75,000	$3.82
$5.01 – 6.00	120,000	0.7	$5.13	120,000	$5.13
$6.01 – 7.00	200,000	3.0	$6.26	200,000	$6.26

	395,000			395,000

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

During each of the three years in the period ended December 31, 2012, we granted stock options at exercise prices equal to or greater than the quoted market price of our common stock on the grant date. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected life (years)	4.50	4.93	4.93
Risk-free interest rate	0.34% – 0.51%	0.82% – 2.4%	1.04 – 2.75%
Volatility	64.2% – 73.6%	55.8%	70.7%
Dividend yield	0%	0%	0%

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

17. Gross to Net Product Sales

A reconciliation of gross to net product sales for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	($ in ‘000’s)
Gross product sales	$383,817	$220,670	$83,598
Government rebates, commercial rebates and chargebacks	(91,059)	(22,190)	(15,490)
Data, distribution and GPO fees	(32,793)	(11,637)	(1,650)
Prompt pay discount	(4,814)	(4,086)	(1,448)
Product returns allowance	(159)	(2,094)	(4,089)

Product sales, net	$254,992	$180,663	$60,921

18. Quarterly Financial Data (Unaudited)

As discussed in Note 1A, we have identified certain accounting errors that affected consolidated financial statement amounts that were previously presented within our earlier filed Form 10-Qs and Form 10-Ks. The quarterly financial data in 2012 and 2011, as originally reported (“As Reported”), and as restated to correct these errors (“As Restated”), is presented below.

A summary of quarterly financial data (As Reported) (unaudited) is as follows ($ in 000’s except per share data):

	Quarter Ended (As Reported)
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

A summary of quarterly financial data (As Restated) (unaudited) is as follows ($ in 000’s except per share data):

	Quarter Ended (As Restated)
	March 31	June 30	September 30	December 31
Year ended December 31, 2012
Total revenues	$59,859	$68,702	$69,042	$70,104
Operating income	$23,596	$23,028	$23,109	$11,041
Net income	$46,838	$18,350	$21,524	$7,489
Net income per share, basic	$0.80	$0.31	$0.37	$0.13
Net income per share, diluted	$0.72	$0.29	$0.33	$0.12
Year ended December 31, 2011
Total revenues	$43,598	$45,362	$51,024	$52,979
Operating income	$17,825	$10,141	$18,363	$10,217
Net income	$13,095	$7,428	$20,568	$8,840
Net income per share, basic	$0.26	$0.14	$0.38	$0.16
Net income per share, diluted	$0.24	$0.13	$0.35	$0.15

Earnings per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between the Registrant, Targent Inc. and Certain Stockholders of Targent, Inc., dated March 17 2006. (Filed as Exhibit 2.1 to Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference.)

2.2#	Purchase and Formation Agreement, dated as of November 26, 2008, by and among the Registrant, Cell Therapeutics, Inc. and RIT Oncology, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2008, and incorporated herein by reference.)

2.3#	Limited Liability Company Interest Assignment Agreement, dated as of March 15, 2009, by and between the Registrant and Cell Therapeutics, Inc. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2009, and incorporated herein by reference.)

2.4#	License and Asset Purchase Agreement between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG, dated January 23, 2012. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on April 27, 2012, and incorporated herein by reference.)

2.5	Agreement and Plan of Merger, dated as of April 4, 2012, by and among the Registrant, Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement. (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended through June 24, 2011. (Filed as Exhibit 3.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2012, and incorporated herein by reference.)

4.1	Rights Agreement, dated as of December 13, 2010, between the Registrant and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

4.2	Registration Rights Agreement, dated as of September 26, 2003, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.4 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

4.3	Investor Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the persons listed on Schedule 1 attached thereto. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

4.4	Registration Rights Agreement, dated as of April 20, 2006, by and among the Registrant and Targent, Inc. (Filed as Exhibit 4.2 to Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2006, and incorporated herein by reference.)

10.1	Sublease Agreement, dated as of December 2, 2010, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.2	First Amendment to Sublease Agreement, dated November 16, 2011, between the Registrant and Del Webb Corporation. (Filed as Exhibit 10.2 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

10.3	Industrial Lease Agreement, dated as of January 16, 1997, between the Registrant and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

Exhibit No.	Description

10.4	Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.6	Common Stock and Warrant Purchase Agreement, dated as of April 20, 2004, by and among the Registrant and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on April 23, 2004, and incorporated herein by reference.)

10.7*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10.8*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10.9*	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.44 to Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2006, and incorporated herein by reference.)

10.10\\	Second Amendment to Sublease Agreement, dated November 12, 2012, between the Registrant and Del Webb Corporation.

10.11*	Third Amended and Restated 1997 Stock Incentive Plan. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 3, 2006, and incorporated herein by reference.)

10.12*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.13*	Long-Term Retention and Management Incentive Plan. (Filed as Exhibit 10.36 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.14*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

10.15*	Executive Employment Agreement by and between the Registrant and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.16*	Form of Indemnity Agreement of the Registrant. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.17#	License, Development, Supply and Distribution Agreement, dated October 28, 2008, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.33 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.18#	Amendment to License, Development, Supply and Distribution Agreement, dated June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc. (Filed as Exhibit 10.37 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.19*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

Exhibit No.	Description

10.20*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.21	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between the Registrant and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.22*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.23*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012). (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.24*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.25#	License Agreement, dated November 6, 2009, by and between the Registrant and Nippon Kayaku Co., Ltd. (Filed as Exhibit 10.36 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.26#	License and Collaboration Agreement, dated February 2, 2010, by and between the Registrant and TopoTarget A/S. (Filed as Exhibit 10.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.27	Asset Purchase Agreement, dated August 15, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.1 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on August 21, 2007, and incorporated herein by reference.)

10.28	First Amendment to Asset Purchase Agreement, dated December 9, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.48 to Cell Therapeutics, Inc.’s Form 10K, No. 001-12465, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.)

10.29	Supply Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.2 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on December 31, 2007, and incorporated herein by reference.)

10.30#	First Amendment to Supply Agreement, dated December 15, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.34 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.31	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.32#	License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.1 to Allos Therapeutics, Inc.’s Form 10-Q/A, File No. 000-29815, as filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference.)

10.33#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.13.1 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.)

10.34#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.3 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

Exhibit No.	Description

10.35#	License, Development and Commercialization Agreement, dated May 10, 2011, by and between Mundipharma International Corporation Limited and Allos Therapeutics, Inc. (Filed as Exhibit 10.25 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 26, 2012, and incorporated herein by reference.)

10.36#	Supply Agreement dated May 10, 2011, by and between Mundipharma Medical Company and Allos Therapeutics, Inc. (Filed as Exhibit 10.2 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.37	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.38	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.39#	Sublicense Agreement, dated December 21, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.40#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited. (Filed as Exhibit 10.11 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.41#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline. (Filed as Exhibit 10.12 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.42*	Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012, as amended September 5, 2012, and effective as of September 1, 2012. (Filed as Exhibit 10.13 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.43#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of the Registrant. (Filed as Exhibit 10.14 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.44#	Supply Agreement, dated June 9, 1999, by and between IDEC Pharmaceuticals Corporation and Schering Aktiengesellschaft, as amended December 14, 2004 and January 16, 2012, by and between Idec Pharmaceuticals Corporation and Schering Aktiengesellschaft. (Filed as Exhibit 10.15 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.45	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.16 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.46	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.17 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.47	Credit Agreement, dated September 5, 2012, by and among the Registrant, the Guarantors named therein, the Lenders named therein and Bank of America, N.A, as the administrative agent. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2012, and incorporated herein by reference.)

10.48\\#	Second Amendment, dated January 29, 2013, to License, Development, Supply and Distribution Agreement, dated October 28, 2008, as amended June 13, 2011, by and among the Registrant, Allergan Sales, LLC, Allergan USA, Inc. and Allergan, Inc.

10.49\\*	First Amendment, dated September 5, 2012, to Employment Agreement by and between the Registrant and Joseph Kenneth Keller, entered into August 28, 2012 and effective as of September 1, 2012.

Exhibit No.	Description

21\\	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections or otherwise incorporated by reference.
\\	Previously filed with Original Report.