Form 10-K
period 2013-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2014-03-12
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $449,722,900 (based upon the $7.46 closing sale price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 28, 2013, the last trading date of the Registrant’s most recently completed second fiscal quarter).

As of February 28, 2014, approximately 65,287,782 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2014 Annual Meeting of Shareholders, to be filed on or before April 30, 2014, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and speak only as of the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission, or SEC. You can identify forward-looking statements by the use of forward-looking terminology such as, “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our current expectations based on information currently available to us and projections about future events and trends affecting the financial condition of our business. These Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Spectrum Pharmaceuticals, Inc.’s actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to:

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

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “we,” “us,” “our,” “Spectrum” and “Spectrum Pharmaceuticals” refer to Spectrum Pharmaceuticals, Inc. and its subsidiaries and other consolidated entities, as a consolidated entity. We primarily conduct our business activities as Spectrum Pharmaceuticals.

***

Spectrum Pharmaceuticals, Inc.®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, EOquin®, and RenaZorb® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Redefining Cancer CareTM, Turning Insights Into HopeTM, RIT Oncology, LLCTM, RITTM, RRZTM, and our logos are trademarks owned by Spectrum Pharmaceuticals, Inc. and its subsidiaries. All other trademarks and trade names are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

Company Overview

Spectrum Pharmaceuticals, Inc. and its wholly-owned subsidiaries (“Spectrum”, the “Company”, “we”, “our”, or “us”), is a biotechnology company with fully integrated commercial and drug development operations with a primary focus in hematology and oncology. Our strategy is comprised of acquiring, developing and commercializing a broad and diverse pipeline of late-stage clinical and commercial products.

We currently market four oncology drugs:

•	FUSILEV injection for patients in the U.S. with advanced metastatic colorectal cancer and to counteract certain side effects of methotrexate therapy;

•	ZEVALIN injection for patients in the U.S. and various international markets with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN injection for patients in the U.S. with relapsed or refractory peripheral T-cell lymphoma; and

•	MARQIBO injection for patients in the U.S. with relapsed Philadelphia chromosome–negative acute lymphoblastic leukemia.

We also have ongoing indication expansion studies with several of our marketed products, and a diversified pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical affairs, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our business strategy described in detail below.

Business Strategy

Our business strategy is comprised of the following three initiatives:

•	Maximizing the revenue potential of our four currently-marketed drugs for the treatment of cancer.

Our near-term outlook largely depends on sales and marketing successes for our four marketed drugs. It is this base business, along with potential additional indications for these drugs, that provides the working capital needed to operate our daily business and provides the necessary capital for opportunistic acquisitions.

•	Developing and commercializing the drugs for the treatment of cancer within our pipeline.

Our strategy for our development portfolio is to focus on late-stage development drugs. We strive to complete clinical studies to demonstrate the safety and efficacy of these drugs in order to obtain regulatory approval in a timely manner. Upon obtaining approval, our sales and marketing function educates physicians on the safety of the drug and its effectiveness in treating patients for the approved indication, with the goal of achieving maximum commercial success.

•	Expanding our pipeline of development-stage and commercial-stage drugs through business development activities.

It is our goal to identify new strategic opportunities that are synergistic with our currently-marketed drugs. We will continue to (i) explore strategic collaborations as they relate to drugs that are either in clinical trials or are currently on the market, and (ii) identify and secure drugs that have significant growth potential – through enhanced marketing and sales efforts and/or through pursuit of additional clinical development. We may also identify and pursue partnerships for out-licensing certain of our drugs in development.

Cancer Background and Market Size

Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells, which can result in death. The development of cancer is multi-factorial and includes both external factors (tobacco, infectious organisms, chemicals, and radiation) and internal factors (inherited mutations, hormones, immune conditions, and mutations that occur from exposure to environmental factors or errors in making DNA (deoxyribonucleic acid) during normal cell division). These causal factors may act together or in sequence to initiate or promote the development of cancer. Ten or more years often pass between exposure to these factors and the development of detectable cancer. Cancer is treated through surgery, radiation, chemotherapy, hormone therapy, immune therapy, and/or targeted drug therapy.

According to the American Cancer Society’s publication Cancer Facts & Figures 2014, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.7 million new cancer cases are expected to be diagnosed in 2014 and over 585,000 persons are expected to die from the disease in 2014. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 77% of all cancers are diagnosed in people 55 years of age and older. In the U.S., men have slightly less than a 1 in 2 lifetime risk of developing cancer; for women, the risk is a little more than 1 in 3. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective in the different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.

All cancers involve the malfunction of genes that control cell growth and division. Only a small proportion of cancers are strongly hereditary, in that an inherited genetic alteration confers a very high risk for developing cancer. Inherited factors play a larger role in determining risk for some cancers (e.g., colorectal, breast, and prostate) than for others. It is now thought that many familial cancers arise from the interplay between common gene variations and lifestyle/environmental risk factors. However, most cancers do not result from inherited genes but rather from damage to genes occurring during a person’s lifetime. Genetic damage may result from internal factors, such as hormones or the metabolism of nutrients within cells, or external factors, such as tobacco, or excessive exposure to chemicals, sunlight, or ionizing radiation.

Cancer cell growth is different from normal cell growth. Instead of being regulated and stopping to grow in a controlled manner, cancer cells continue to grow and form new, abnormal cells. Cancer cells can also invade (grow into) other tissues, something that normal cells do not do. Cells become cancer cells because of DNA damage. DNA is in every cell and it directs all of the cell’s actions. In a normal cell, when DNA is damaged, the cell either repairs the damage, or the cell dies. In cancer cells, the damaged DNA is not repaired, and the cell doesn’t die. Instead, it continues to make new cells in an uncontrolled manner that the body doesn’t require. People can inherit abnormal DNA, but most DNA damage is caused by abnormal cellular reproduction, usually triggered by environmental causes. In most cases, the cancer cells form a tumor, though some cancers, like leukemia, involve the blood and blood-forming organs and circulate through other tissues where they grow.

Cancer cells often travel to other parts of the body where they begin to grow and form new tumors. This happens when the cancer cells get into the body’s bloodstream or lymph vessels; this process of cancer spreading is called metastasis. No matter where a cancer may spread, it is always named for the place where it originated. For example, breast cancer that has spread to the liver is called metastatic breast cancer, not liver cancer. Likewise, prostate cancer that has spread to the bone is called metastatic prostate cancer, not bone cancer. Different types of cancer can behave very differently. For instance, lung cancer and skin cancer are very different diseases. They grow at different rates and respond to different treatments.

Product Portfolio

We have a product portfolio consisting of both commercial stage and development stage products that address various cancer types (see “Research & Development” section below for our pipeline of cancer therapeutics that are in various development stages). We remain committed to growing the sales of our currently marketed products, as we strive to maintain a robust development pipeline.

Commercialized Products

Our commercialized drug products, and their approved indications, are summarized in the following table:

FUSILEV

FUSILEV (levoleucovorin), a novel folate analog formulation and the pharmacologically active isomer (the levo-isomer) of the racemic compound, calcium leucovorin. Leucovorin is a mixture of equal part of both isomers: the pharmacologically active levo-isomer and the inactive dextro-isomer. Preclinical studies have demonstrated that the inactive dextro-isomer may compete with the active levo-isomer for uptake at the cellular level. By removing the inactive dextro form, the dosage of FUSILEV is one-half that of leucovorin and patients are spared the administration of an inactive substance. FUSILEV is approved as a ready-to-use solution, and as freeze-dried powder.

FUSILEV has the following indications for use:

•	in combination chemotherapy with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer.

•	for rescue after high-dose methotrexate therapy in osteosarcoma.

•	to diminish the toxicity and counteract the effects of impaired methotrexate elimination and of inadvertent overdosage of folic acid antagonists.

The product similar to FUSILEV is marketed outside the U.S. by Pfizer, Sanofi-Aventis, and Takeda.

FOLOTYN

FOLOTYN, (pralatrexate injection), a folate analogue metabolic inhibitor, was discovered by Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute and developed by Allos Therapeutics, Inc. (“Allos”). In September 2009, the FDA granted accelerated approval for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma (“PTCL”). FOLOTYN was the first chemotherapy approved by the FDA for the treatment of relapsed or refractory PTCL and has been available to patients in the U.S. since October 2009.

According to the Lymphoma Research Foundation, lymphoma is the most common blood cancer. Hodgkin’s lymphoma and non-Hodgkin’s lymphoma (NHL) are the two main forms of lymphoma. Lymphoma occurs when lymphocytes, a type of white blood cell, grow abnormally and accumulate in one or more lymph nodes or lymphoid tissues. The body has two main types of lymphocytes that can develop into lymphomas: B-lymphocytes (B-cells) and T-lymphocytes (T-cells). PTCL comprises a group of rare and aggressive NHLs that develop from mature T-cells. PTCL accounts for approximately 10 to 15% of all NHL cases in the United States.

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

We are exploring additional settings for FOLOTYN where methotrexate (“MTX”), a drug in the same category as FOLOTYN, has been successfully used for decades in the treatment of breast cancer, bladder cancer, and lung cancer. We will be testing FOLOTYN’s benefits in these settings because FOLOTYN is designed to provide greater activity than MTX. In addition to its use alone as a single agent, we are evaluating FOLOTYN as part of different chemotherapy combinations.

ZEVALIN

ZEVALIN (ibritumomab tiuxetan) injection for intravenous use is a prescription medication that is part of a three step treatment regimen consisting of: two treatments of rituximab and one treatment of Yttrium-90 (Y-90) ZEVALIN. Rituximab is used to reduce the number of B-cells in the blood and Y-90 ZEVALIN is then given to treat non-Hodgkin’s lymphoma. It is currently approved in the U.S. and more than 40 countries outside the U.S. including countries in Europe, Latin America and Asia for the treatment of patients with:

•	Recurring, low-grade or follicular B-cell NHL, after other anticancer drugs are no longer working.

•	Newly diagnosed follicular NHL following a response to initial anticancer therapy.

We are currently working towards a new indication for ZEVALIN for diffuse large B-cell lymphoma (“DLBCL”). An estimated 40,000 new cases of DLBCL were diagnosed in major markets in 2010. The need for improved treatments for DLBCL is high because the two-year progression-free survival rate is only approximately 55% and the estimated two-year overall survival rate is 71%.

ZEVALIN would be used as an add-on to frontline therapy in which there is currently no competitor. A number of Phase 2 studies have been completed by investigators with high response rates in this indication. We plan to complete our Phase 3 study enrollment in early 2016 and file a supplemental Biologics License Application (“sBLA”) in 2018.

MARQIBO

MARQIBO is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. MARQIBO’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia (“ALL”) in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. In the U.S., approximately 6,000 patients per year are diagnosed with ALL, of which approximately 1,600 can be categorized as ALL in second or greater relapse.

MARQIBO is also currently being explored for the treatment of the broader ALL indication as well as in NHL in addition to its approved treatment for Philadelphia chromosome-negative ALL. During 2014, we also intend to conduct an additional Phase 2 study for MARQIBO in patients with NHL.

Product Pipeline

BELEODAQ

BELEODAQ (belinostat) is a histone deacytelase, (“HDAC”) inhibitor that is being studied in multiple clinical trials, both as a single drug and in combination with chemotherapeutic drugs for the treatment of various hematological and solid tumors. Its anticancer effect is thought to be mediated through multiple mechanisms of action, including the inhibition of cell proliferation, induction of apoptosis (programmed cell death), inhibition of angiogenesis, induction of differentiation, and the activity in tumors that had become resistant to anticancer agents such as the platinums, taxanes and topoisomerase II inhibitors. We are currently seeking FDA approval for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma.

BELEODAQ is differentiated from other HDAC inhibitors that selectively inhibit a single class of HDAC enzymes because it inhibits all 3 classes of the zinc-dependent HDAC enzymes (Class I, Class II and Class IV); this leads to different alterations in histone and non-histone protein acetylation that, in turn, could importantly influence chromatin accessibility, gene transcription, and activity in different cancer patients, including those who develop drug resistant disease.

Based on the data from the clinical studies, we believe there are many potential attributes associated with BELEODAQ that separate it from other currently marketed HDACs, including efficacy when used alone and in combination, less toxicities (when compared to the reported rates of some adverse events with the other currently-marketed HDACs), including less bone marrow toxicity, and a lack of other severe side effects, such as mucositis, that may enable full dose combinations of this drug with several other cytotoxic agents. Hence, BELEODAQ is currently being investigated in multiple indications, both as monotherapy and in combination with other treatment regimens. Numerous studies have been conducted, or are ongoing, through the National Cancer Institute (the “NCI”) and other well-known oncologic academic institutions. Additionally, we have a comprehensive development plan for BELEODAQ, which includes both hematologic indications, such as PTCL, and solid tumor indications, such as ovarian cancer, colorectal cancer and non-small cell lung cancer. Based upon the foregoing, we believe BELEODAQ potentially has broad applicability and hence, commercial potential beyond that of its currently targeted indication.

BELEODAQ is currently the only HDAC inhibitor in clinical development with multiple potential routes of administration, including intravenous administration, continuous intravenous infusion and oral administration, which we believe may afford BELEODAQ a significant competitive advantage.

In December 2013, we filed our NDA with the FDA. Our application was subsequently accepted by the FDA with Priority Review in February 2014.

Captisol-Enabled® MELPHALAN

Captisol-enabled MELPHALAN (“C-E MELPHALAN”) is a novel intravenous formulation of MELPHALAN that has the potential to offer multiple advantages for clinicians and patients in the multiple myeloma transplant setting. Multiple myeloma is a cancer of plasma cells, a type of white blood cell present mainly in the bone marrow that produces antibodies. In multiple myeloma, a group of plasma cells (myeloma cells) become cancerous and multiply, raising the number of plasma cells to a higher-than-normal level, which can crowd out normal blood cells and lead to abnormally high proteins in the blood or urine. Per NCI and the ACS, there were an estimated 22,000 new cases of multiple myeloma in the U.S. in 2013, with the incidence of new cases increasing by approximately 1.7% per year. The current intravenous MELPHALAN market is approximately $130 million annually, with predominant use in stem cell transplants. The rate of autologous stem cell transplantation for patients with multiple myeloma is growing by approximately 3.3% annually.

The C-E MELPHALAN formulation avoids the use of propylene glycol (“PG”), which is required as a co-solvent in the current MELPHALAN formulation; PG has been reported to cause renal and cardiac side-effects that limit the ability to deliver higher quantities of intended therapeutic compounds. The use of Captisol technology to reformulate MELPHALAN is anticipated to allow for longer administration durations and slower infusion rates, potentially enabling clinicians to safely achieve a higher dose intensity for pre-transplant chemotherapy.

C-E MELPHALAN was granted Orphan Drug status by the FDA for use as a high-dose conditioning regimen prior to hematopoietic progenitor (stem) cell transplantation. If approved, the propylene glycol-free formulation of MELPHALAN will be the first product approved for this indication.

Currently, C-E MELPHALAN is a Phase 2B drug (Pivotal Trial) with an NDA filing anticipated in 2014.

APAZIQUONE

APAZIQUONE is an anti-cancer agent that becomes activated by certain enzymes often present in higher amounts in cancer cells than in normal cells. It is currently being investigated for the treatment of Non- muscle Invasive Bladder Cancer (“NMIBC”), which is a cancer that is only in the innermost layer of the bladder and has not spread to deeper layers of the bladder.

The ACS estimated that the 2013 incidence and prevalence of bladder cancer in the U.S. was approximately 74,690 and over 500,000 respectively. According to Botteman et al., (PharmacoEconomics 2003), bladder cancer is the most expensive cancer to treat on a lifetime basis.

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

APAZIQUONE is a bio-reductive alkylating indoloquinone that is enzymatically activated by enzymes that are over expressed by bladder tumors that is being tested in NMIBC. Pharmacokinetic studies have verified that APAZIQUONE is rarely detectable in the bloodstream of patients when it is administered either after surgical resection or as a part of a delayed multi-instillation protocol. APAZIQUONE is inactivated in the systemic circulation by the red blood cell fraction. The proposed dose therefore carries a minimal risk of systemic toxicity that could arise from absorption of a drug through the bladder wall into the bloodstream. These features of APAZIQUONE are distinct from other intravesical agents currently in use for the treatment of recurrent bladder cancer. An immediate instillation of APAZIQUONE may help by:

(1)	reducing tumor recurrence by destroying dispersed cancer cells that would otherwise re-implant onto the inner lining of the bladder,

(2)	by destroying remaining cancer cells at the site of tumor resection (also known as chemo-resection), and

(3)	by destroying tumors not observed during resection (also known as chemo-ablation).

We expect to commence a confirmatory Phase 3 study for APAZIQUONE in 2014 and expect to prepare and submit a NDA at the end of 2014.

SPI-2012

SPI-2012, our third biologic drug, is used for the treatment of chemotherapy-induced neutropenia. In January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, for SPI-2012 based on Hanmi’s proprietary LAPSCOVERY™ Technology. Chemotherapy can cause myelosuppression and unacceptably low levels of white blood cells, making patients prone to infections, hospitalizations, and interruption of additional chemotherapy treatments.

Granulocyte colony-stimulating factor, or GCSF, stimulates the production of white blood cells by the bone marrow. A recombinant form of GCSF is used in appropriate cancer patients to accelerate recovery from neutropenia after chemotherapy, allowing higher-intensity treatment regimens to be given at full-dose and on schedule. We believe the worldwide market for GCSF-related drugs was over $5.0 billion in 2013.

We are currently enrolling a Phase 2 study with clinical trial results expected in the second half of 2014.

Manufacturing

We currently do not have internal manufacturing capabilities; therefore, all of our products are manufactured on a contract basis. We expect to continue to contract with third-party providers for manufacturing and packaging services, including active pharmaceutical ingredients (“API”) and finished-dosage products. We believe that our current agreements with third-party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand for our products. However, we have only one approved contract manufacturer for each aspect of the manufacturing process for ZEVALIN and MARQIBO. We have multiple drug product contract manufacturers for FUSILEV and FOLOTYN.

We believe these third-party manufacturers have the capability to meet our projected worldwide clinical trial and commercial requirements for our products. We attempt to prevent disruption of supplies through supply agreements, appropriate forecasting, maintaining stock levels and other strategies. We believe that the market for such manufacturers and suppliers is such that we could quickly enter into another supply or manufacturing agreement on substantially similar terms if we were required to do so.

Sales and Marketing

We market and sell our drugs through a direct sales force in the U.S., and through distributors in Europe and Japan. We divide the U.S. market between “corporate accounts” and “oncology accounts.” The primary decision makers for our products are oncologists and hematologists. As of December 31, 2013, our U.S. sales force (management, representatives, and direct support) numbered 81 employees.

Our corporate accounts are divided among four regions and 20 territories, led by our Vice President of Corporate Accounts and Executive Director of Corporate Accounts Sales. Each region is managed by an Associate Director of Corporate Accounts who oversees four Regional Business Managers.

Our oncology accounts are divided among six regions and 40 territories, led by our Vice President of Sales. Each region is managed by a Regional Sales Director who oversees six or seven Oncology Account Managers (sales representatives), an Oncology Nurse Specialist (sales support), and a Clinical Logistical Specialist (sales support).

Customers

Our product sales are concentrated to large pharmaceutical distributors (that ship and bill to hospitals and clinics). The customers that represent 10% or more of our total product sales in 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Oncology Supply	35.4%	26.5%	57.0%
McKesson Specialty	19.8%	23.2%	19.1%
ICS	15.8%	19.4%	*
Cardinal Health	*	15.7%	*

*	Less than 10%

We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables, net, as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Oncology Supply	37.7%	37.7%
McKesson Specialty	30.7%	26.0%
ICS	10.3%	19.1%

Competition

The pharmaceutical industry is characterized by rapidly-evolving biotechnology and intense competition, which we expect will continue. Many companies are engaged in research and development of compounds that are similar to ours – both commercialized and in development. In the event that one or more of our competitor’s programs are successful, the market for some of our drug products could be reduced or eliminated. Any product for which we obtain FDA approval must also compete for market acceptance and market share.

Successful marketing of branded products depends primarily on the ability to communicate the effectiveness, safety, and value of the products to healthcare professionals in private practice, group practices, hospitals, academic institutions, and managed care organizations. Competition for branded drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery, and specific clinical benefits over competitive drug therapies. Unless our products are shown to be differentiated, i.e., have a better safety profile, efficacy, and cost-effectiveness, as compared to other alternatives, they may not gain acceptance by medical professionals and may therefore never be commercially successful.

Companies that have products on the market or in research and development that target the same indications as our product targets include, among others, Astra Zeneca PLC, Bayer AG, Endo Pharmaceuticals, Inc., Eli Lilly and Co., Novartis AG, Genentech, Inc. (Roche), Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma), Cephalon, Inc. (Teva Pharmaceuticals), Sanofi-Aventis, Inc., Pfizer, Inc., Genta Incorporated, Merck, Celgene Corporation, BiPar Sciences, Inc., Genzyme Corporation, Shire Pharmaceuticals, Abbott Laboratories, Poniard Pharmaceuticals, Inc., and Johnson & Johnson.

Each of the aforementioned companies may be more advanced in development of competing drug products. Many of these competitors are large and well-capitalized companies focusing on a wide range of cancers and drug indications, and have substantially greater resources and expertise than we do.

The general competitive landscape for each of our commercialized products is summarized below:

(a)	FUSILEV is the levo-isomeric form of the racemic compound calcium, leucovorin, a product already approved for the same indication as FUSILEV. As there are currently three generic companies approved by the FDA to sell the leucovorin product, we are competing with a low-cost alternative.

(b)	ZEVALIN has three competitive products for its currently approved indications:

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

•

Bexxar® therapeutic regimen (Tositumomab and Iodine I 131 Tositumomab), a radiopharmaceutical marketed by GlaxoSmithKline, is indicated for the treatment of patients with CD20 antigen-expressing relapsed or refractory, low-grade, follicular, or transformed NHL, including patients with Rituximab-refractory NHL. In August 2013, the manufacturer of this product announced the discontinuation of both the manufacture and sale of Bexxar as of February 20, 2014.

(c)	FOLOTYN, the first agent approved by the FDA for treatment of patients with relapsed or refractory PTCL, has two competitive products for its currently approved indications:

•

Romidepsin, marketed by Celgene, Inc., was granted accelerated approval by the FDA in June 2011 for the treatment of patients with PTCL who have received at least one prior therapy. This was the second indication approved for romidepsin, which was initially approved by the FDA in November 2009 for the treatment of patients with CTCL who have received at least one prior systemic therapy.

•

Brentuximab vedotin, marketed by Seattle Genetics, Inc., was also granted accelerated approval by the FDA in August 2011 for two indications, one of which was for the treatment of patients with systemic anaplastic large cell lymphoma (“ALCL”) after failure of at least one prior multi-agent chemotherapy regimen. ALCL is one of the subtypes of PTCL included in the labels of both FOLOTYN and romidepsin.

We are aware of multiple investigational agents that are currently being studied in clinical trials for PTCL, including BELEODAQ and alisertib, which, if approved, may compete with FOLOTYN in the United States. Because of the natural history of PTCL with repeated treatment failures, it is likely that many patients would receive treatment with more than one agent, e.g., BELEODAQ and FOLOTYN. In addition, there are many existing approaches used in the treatment of relapsed or refractory PTCL, including combination chemotherapy and single agent regimens, which represent competition for FOLOTYN.

(d)	MARQIBO is a next generation liposomal form of standard vincristine. In its current indication, MARQIBO is approved for adult patients with relapsed or refractory Ph-ALL who have not responded or relapsed after two prior treatments. Currently, standard vincristine is not approved for the same indication as MARQIBO.

Research and Development

New drug development is the process whereby drug product candidates are tested for the purpose of filing a new drug application (“NDA”) or a Biologistics License Application (“BLA”) in the U.S. (or similar filing in other countries). Obtaining marketing approval from the FDA or similar regulatory authorities outside of the U.S., is an inherently uncertain, lengthy and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the products are both safe and effective for their respective indications. Our development focus is primarily based on acquiring and developing late-stage development drugs as compared to new drug discovery, which is particularly uncertain and lengthy.

Our in-development products are summarized below:

Our research and development expenses for drug development are comprised of personnel expenses, contract services, license fees and milestone payments, clinical trials, laboratory supplies and drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2013, 2012, and 2011:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2013	2012	2011
APAZIQUONE	$1,078	$6,642	$7,695
BELEODAQ	6,733	3,742	7,207
FUSILEV	4,517	1,416	1,239
FOLOTYN	2,992	1,586	—
ZEVALIN	8,572	5,040	167
SPI-2012	1,403	1,049	—
LUCANTHONE	795	792	—
MARQIBO	4,099	—	—
MELPHALAN	3,400	—	—
OZARELIX	247	724	740
ORTATAXEL	421	554	107
RenaZorb	346	1,299	476
Other development drugs	1,823	4,695	1,417

Total — Direct costs	36,426	27,539	19,048
Add: Indirect costs (including stock-based compensation of $2,000, $1,800, and $1,600, respectively)	13,335	21,404	16,502
(Less): Reimbursements from development partners	(804)	(7,383)	(8,888)
(Less): Mundipharma deferred payment contingency	(2,287)	—	—

Total – Research and development expenses	$46,670	$41,560	$26,662

Patents and Proprietary Rights

Our Patents and Proprietary Rights

We in-license from third parties certain patent and related intellectual property rights related to our proprietary drug products. Under most of these license arrangements, we are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs related to the drug products.

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

The protection, preservation and infringement-free commercial exploitation of these patents and related intellectual property rights are very important to the successful execution of our strategy. However, the issuance of a patent is neither conclusive as to its validity nor as to the enforceable scope of the claims of the patent. Accordingly, our patents and the patents we have licensed may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not allowed or, even if allowed and issued as patents, if such patents or the patents we have in-licensed are circumvented or not upheld by the courts, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.

From time-to-time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.

We believe that our patents and licenses are critical to operating our business, as summarized below by commercialized and in-development drugs products.

FUSILEV: We have one U.S. composition of matter patent that expires in March 2022.

ZEVALIN: We have sublicensed U.S. patents that cover the processes and tools for making monoclonal anti-bodies or MABs, in general, licensed U.S. patents that cover the CD-20 MAB in ZEVALIN as well as the use of ZEVALIN to treat NHL, and acquired patents covering the ZEVALIN compounding process (i.e., process of linking the CD-20 MAB to a radioactive isotope to make the patient-ready dosage form of ZEVALIN). These patents expire over a wide range of dates, but the licensed patents covering the CD-20 MAB itself do not begin to expire until 2015. Additionally, we have U.S. patents covering the compounding process expiring in 2019, and will consider filing more patent applications, if the opportunity arises.

FOLOTYN: We have a composition of matter patent due to expire in 2022 following a five-year patent term extension in U.S. The composition of matter patent is due to expire in Europe in 2017 but is eligible for a similar patent term extension following regulatory approval in Europe. We also have patents covering the use of FOLOTYN for PTCL that will not expire until 2025. Additionally, we have issued patents and pending patent applications in U.S. and many other countries claiming different uses of FOLOTYN, and we may consider filing new patent applications if the opportunity arises.

MARQIBO: We have patents covering the use of MARQIBO for leukemia, lymphoma and melanoma and a patent claiming Marqibo kit in US that expire in 2020. We have filed an application for patent term extension through December 2024 for one of the patents covering the use of MARQIBO for relapsed leukemia and lymphoma in the U.S. However, it is not certain if the patent term extension will be granted by the USPTO. We also have issued patents covering the use of MARQIBO in Europe and other countries that expire in 2020. We have recently filed a PCT application claiming a method of encapsulating vincristine sulphate into liposomes

BELEODAQ: The composition of matter patents that cover BELEODAQ and related compounds do not begin to expire until 2021. Currently, there are multiple U.S. and foreign patent applications pending that cover BELEODAQ formulations, uses and manufacturing and synthesis processes. We plan to file additional U.S. and foreign patent applications covering new formulations, uses and manufacturing and synthesis processes, where appropriate.

APAZIQUONE: The U.S. formulation patent does not expire until 2022, and method of treatment of bladder cancer using a stabilized formulation that does not expire until 2024. Formulation patents outside U.S. are due to expire in 2022. We have filed and plan to file additional U.S. and foreign patent applications covering new formulations and/or uses for this product.

OZARELIX: In the U.S. as well as outside the U.S., a composition of matter patent expires in 2020, and a formulation patent expires in 2023. We also have method of use patent applications on file.

ORTAXTEL: Two U.S. composition patents expired in 2013. Corresponding European patents expire in 2014, while multiple manufacturing and synthesis patents in U.S. and Europe do not begin to expire until 2021. We anticipate filing new method of use and formulation patent applications in the future.

LUCANTHONE: Our U.S. method of use patent expires in 2019.

RENAZORB: We have one method of use patent that is expiring in 2024, and pending U.S. and foreign patent applications covering compositions of matter, manufacturing process, and methods directed to treating hyperphosphatemia.

SPI-1620: We have filed method of use patent applications in the U.S. and Europe. We also have multiple U.S. method of use patents that expire in 2024, and there is ongoing prosecution for their European counterparts. We have also filed another method of use patent applications in the U.S. and Europe, and anticipate filing future patent applications pending the continued development of new methods of use and new formulations.

SPI-2012: Composition of matter patents covering SPI-2012 are due to expire in 2025 in the U.S. and in 2024 outside the U.S. SPI-2012 is also covered by additional patents claiming various aspects of the technology that are due to expire between 2024 and 2030 and recently-filed patent applications for its formulation.

C-E MELPHALAN: Melphalan is covered by issued patents claiming improved Captisol ® technology that are due to expire between 2025 and 2029 in the U.S. Outside the U.S., we have issued patents that cover improved Captisol technology that are due to expire in 2025 and pending applications with anticipated expiry in 2029, if issued. We also have a recently filed patent application covering Captisol-based formulation of melphalan in the U.S. and a number of other countries.

***

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

In addition to the specific intellectual property subjects discussed above, we have trademark protection in the U.S. for Spectrum Pharmaceuticals, Inc.®, FUSILEV®, MARQIBO®, EOquin®, Spectrum Therapy Access Resources, STAR, ZEVALIN®, FOLOTYN flower design associated with FOLOTYN and RenaZorb®. We also have the FOLOTYN trademark and the associated flower design registered in Europe and other countries. Additionally, for some other of these and other works related to our business, we have pending U.S. and ex-U.S. trademark applications.

The Patent Process

The U.S. Constitution provides Congress with the authority to provide inventors the exclusive right to their discoveries. Congress codified this right in U.S. Code Title 35, which gave the U.S. Patent and Trademark Office, or USPTO, the right to grant patents to inventors and defined the process for securing a U.S. patent. This process involves the filing of a patent application that instructs a person having ordinary skill in the respective art how to make and use the invention in clear and concise terms. The invention must be novel (not previously known) and non-obvious (not an obvious extension of what is already known). The patent application concludes with a series of claims that specifically describe the subject matter that the patent applicant considers his invention.

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

FUSILEV has been granted orphan drug designations for its use in conjunction with high dose methotrexate in the treatment of osteosarcoma and for its use in combination chemotherapy with the approved agent 5-fluorouracil in the palliative treatment of metastatic adenocarcinoma of the colon and rectum (colorectal cancer). In addition, FOLOTYN has been granted an orphan drug designation for PTCL and CTCL and BELEODAQ has been granted an orphan drug designation for PTCL. As discussed above, a drug with orphan designation status may obtain orphan exclusivity upon marketing approval under specified conditions set out in the applicable laws and regulations.

Governmental Regulation

The development, production and marketing of our proprietary and generic drug and biologic products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs and biologics are subject to rigorous regulation. The Federal Food, Drug, and Cosmetic Act, as amended from time to time, and the regulations promulgated there under, as well as other federal and state statutes and regulations, govern, among other things, the development, approval, manufacture, safety, labeling, storage, record keeping, distribution, promotion, and advertising of our products. Product development and approval within this regulatory framework, including for drugs already at a clinical stage of development, can take many years and require the expenditure of substantial resources, and to obtain FDA approval, a product must satisfy mandatory quality, safety and efficacy requirements. In addition, each drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA’s current good manufacturing practice (“GMP”), regulations and are subject to inspections by the FDA. To supply drug ingredients or products for use in the U.S., foreign manufacturing establishments must also comply with GMP and are subject to inspections by the FDA or by other regulatory authorities in certain countries under reciprocal agreements with the FDA.

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

Pre-clinical Testing: During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of a drug or biologic compound against the targeted disease. The compound is evaluated for safety. While all of our compounds are currently in clinical trials, it is possible that additional pre-clinical testing could be requested by a regulatory authority for any of our compounds.

Investigational New Drug Application: After certain pre-clinical studies are completed, an Investigational New Drug (“IND”) application is submitted to the FDA to request the ability to begin human testing of the drug or biologic. An IND becomes effective thirty days after the FDA receives the application (unless the FDA notifies the sponsor of a clinical hold), or upon prior notification by the FDA.

Phase 1 Clinical Trials: These trials, typically involving small numbers of healthy volunteers or patients and usually define a drug candidate’s safety profile, including the safe dosage range.

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

Fast Track and Priority Review: The FDA has established procedures for accelerating the approval of drugs to be marketed for serious or life threatening diseases for which the manufacturer can demonstrate the potential to address unmet medical needs. BELEODAQ has received both Fast Track status and its NDA as a Priority Review.

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

NDA/BLA and ANDA Approval: The FDA approves drugs and biologics that are subject to NDA and BLA review based on data in the application demonstrating the product is safe and effective in its proposed use(s) and that the product’s benefits outweigh its risks. The FDA will also review the NDA or BLA applicant’s manufacturing process and controls to ensure they are adequate to preserve the drug’s identity, strength, quality, and purity. Finally, the FDA will review and approve the product’s proposed labeling. As for the ANDA approval process, these “abbreviated” applications are generally not required to include preclinical or clinical data to establish safety and effectiveness. Rather, an ANDA must demonstrate both chemical equivalence and bio-equivalence (the rate and extent of absorption in the body) to the innovator drug — unless a bio-equivalence waiver is granted by the FDA.

Phase 4 Clinical Trials: After a drug has been approved by the FDA, Phase 4 studies may be conducted to explore additional patient populations, compare the drug to a competitor, or to further study the risks, benefits and optimal use of a drug. These studies may be a requirement as a condition of the initial approval of the NDA or BLA.

Post-Approval Studies Requirements under FDAAA: The Food and Drug Administration Amendments Act of 2007, or FDAAA significantly added to the FDA’s authority to require post-approval studies. Under the FDAAA, if the FDA becomes aware of new safety information after approval of a product, they may require us to conduct further clinical trials to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in administrative action being taken by FDA, including substantial civil fines.

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

Employees

As of December 31, 2013, we had 226 employees (as compared to 193 employees as of December 31, 2012), 13 of whom hold an M.D. degree, and eight of whom hold a Ph.D. degree. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to any collective bargaining agreements. We believe that we have good relations with our employees.

General Information

We are a Delaware corporation. We originally incorporated in Colorado in December 1987 as Americus Funding Corporation. We changed our corporate name in August 1996 to NeoTherapeutics, Inc., and reincorporated in Delaware in June 1997. We changed our corporate name in December 2002 to Spectrum Pharmaceuticals, Inc.

Our principal executive office is located at 11500 South Eastern Avenue, Suite 240, Henderson, Nevada 89052. Our telephone number is (702) 835-6300. Our website is located at www.sppirx.com and www.spectrumpharm.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part hereof.

We make our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and related amendments to these reports, as applicable) available on our website free of charge as soon as practicable after filing or furnishing with the SEC.

All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Before deciding to invest in our company, or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and other reports we have filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also affect our business operations. If any of these risks are realized, our business, financial condition, or results of operations could be seriously harmed and in that event, the market price for our common stock could decline, and you may lose all or part of your investment.

These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K. These factors could cause actual results and conditions to differ materially from those projected in our forward-looking statements.

Risks Related to Our Business

Our drug product FUSILEV may not be more cost-effective than competing drugs and otherwise may not have any competitive advantage, which could adversely affect sales performance.

FUSILEV is a novel folate analog formulation and the pharmacologically active isomer (the levo-isomer) of the racemic compound calcium leucovorin, a product already approved for the same indications for which FUSILEV is approved. Leucovorin has been sold as a generic product on the market for a number of years. There are generic companies currently selling the product and therefore, FUSILEV competes against a low-cost alternative. Also, FUSILEV is offered as part of a treatment regimen, and that regimen may change to exclude FUSILEV. Accordingly, it may not continue to be accepted by the medical field or remain commercially successful.

Our revenue may not be sustainable and our customer concentration for FUSILEV AND FOLOTYN is significant. The loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our results of operations.

There is no assurance that FUSILEV sales will be sustainable at their current levels. Our customer concentration of FUSILEV is high. A summary of our FUSILEV customers that represent 10% or more of our total consolidated gross product sales in 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Oncology Supply	32.0%	25.8%	57.0%
McKesson Specialty	19.8%	23.2%	19.1%
ICS	*	16.1%	*
Cardinal Health	*	15.7%	*

*	Less than 10%

For the years ended December 31, 2013, 2012 and 2011, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of Allos Therapeutics’ FOLOTYN sales. We expect significant customer concentration to continue for the foreseeable future. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations, as it would likely take time for those sales to transition to another customer.

If the distributors that we rely upon to sell our products fail to perform, our business may be adversely affected.

Our success depends on the continued customer support efforts of our network of distributors. In the United States, we sell our products to a small number of distributors who in turn sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of our products, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding. We do not promote products to these distributors and they do not set or determine demand for products. The use of distributors involves certain risks, including, but not limited to, risks that these distributors will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our products or complaints about our products;

•	not purchase sufficient inventory on hand to fulfill end user orders in a timely manner;

•	be unable to satisfy financial obligations to us or others; and

•	cease operations.

Any such actions may result in decreased sales of our products, which would harm our business.

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

Even though we have obtained accelerated approval to market FOLOTYN for the treatment of patients with relapsed or refractory PTCL, we are subject to ongoing regulatory obligations and review, including post-approval requirements.

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

Certain of our products may cause serious adverse events. Discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, could interrupt, delay or halt clinical trials of such products, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of our products for any or all indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the package inserts based on reports of adverse events or safety concerns or implement a risk evaluation and mitigation strategy, which could adversely affect such products acceptance in the market. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. Our planned trials to demonstrate efficacy in a variety of indications and to better manage side effect profiles of certain of our products may not be successful.

The marketing and sale of our products may be adversely affected by the marketing and sales efforts of third parties who sell our products or similar products outside of our territories.

We have only licensed the rights to develop, market and our products in limited territories. Other companies market and sell the same products in other parts of the world. If, as a result of other companies’ actions, negative publicity is associated with our products or similar products, our own efforts to successfully market and sell our products in our markets may be adversely impacted.

Our sales depend on coverage and reimbursement from third-party payors and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.

Sales of our products are dependent on the availability and extent of coverage and reimbursement from third-party payors, including government programs and private insurance plans. Governments and private payors may regulate prices, reimbursement levels and/or access to our products to contain costs or to affect levels of use. We rely in large part on the reimbursement of our products through government programs such as Medicare and Medicaid in the United States, and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.

A substantial portion of our U.S. business relies on reimbursement from the U.S. federal government under Medicare Part B coverage. Most of our products furnished to Medicare beneficiaries in both a physician office setting and hospital outpatient setting are reimbursed under the Medicare Part B Average Sales Price, or ASP, payment methodology. ASP-based reimbursement of our products under Medicare may be below or could fall below the cost that some medical providers pay for such products, which could materially and adversely affect sales of our products. We also face risks relating to the reporting of pricing data that affect the U.S. reimbursement of and discounts for our products. ASP data are calculated by the manufacturer based on a formula defined by statute and regulation and are then submitted to the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, on a quarterly basis. CMS uses those ASP data to determine the applicable reimbursement rates for our products under Medicare Part B. However, the statute, regulations and CMS guidance do not define specific methodologies for all aspects of the reporting of ASP data. For example, CMS has not provided specific guidance regarding administrative fees paid to group purchasing organizations, or GPOs, in the ASP calculation. CMS directs that manufacturers make “reasonable assumptions” in their calculation of ASP data in the absence of specific CMS guidance on a topic. As a result, we are required to apply our reasonable judgment to certain aspects of calculating ASP data. If our submitted ASP data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse impact on our business and results of operations.

We are aware of several competitors attempting to develop and market products competitive to our products, which may reduce or eliminate our commercial opportunities.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes, and a number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our products target. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to our products are in various stages of development, some of which have pending applications for approval with the FDA or have been approved by regulatory authorities in other countries. Also, there are many ongoing studies with currently marketed products and other developmental products, which may yield new data that could adversely impact the use of our products in their current and potential future indications. The introduction of competitive products could significantly reduce our sales, which, in turn would adversely impact our financial and operating results.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

We had $120 million of long term debt as of December 31, 2013. Any such indebtedness will require the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our convertible notes, depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control, and our ability to raise equity capital. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

All of our drug products are prone to the risks of failure inherent in drug development. Clinical trials of new drug products sufficient to obtain regulatory marketing approval are expensive, uncertain, and take years to complete. We may not be able to successfully complete clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our drug products. In addition, the results of pre-clinical studies and early-stage clinical trials of our drug products do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a drug product is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our drug products is promising, data are susceptible to varying interpretations, and such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways.

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

Moreover, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	delays obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with contract research organizations, or CROs, and clinical trial sites;

•	obtaining institutional review board, or IRB, approval at each site;

•	slower than anticipated patient enrollment;

•	scheduling conflicts with participating clinicians and clinical institutions;

•	lack of funding;

•	negative or inconclusive results;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	negative or problematic FDA inspections of our clinical operations or manufacturing operations; and

•	real or perceived lack of effectiveness or safety of mifepristone.

We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the clinical trial sites in which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, any delay in final data results in the second quarter of 2014 in the pivotal trial of our Captisol-enabled MELPHALAN product candidate for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma could delay a new drug application filing with respect to that product candidate.

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

Additionally, we are in the process of transitioning to a new supplier for ZEVALIN cold kits, and currently no qualified alternative suppliers exist. Furthermore, we have multiple but a limited number of suppliers of FUSILEV. If problems arise during the production of a batch of our drug products, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent that one of our suppliers experiences significant manufacturing problems, this could have a material adverse effect on our revenues and profitability.

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

Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing or other sources of cash. We may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. In addition, if our business deteriorates, we may not be able to maintain compliance with any covenants or representations and warranties in any such financings which could result in reduced availability of such financings, an event of default under such financings, or could make other sources of financing unavailable to us. Any such event would have a material adverse impact on our business, results of operations and financial condition.

While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or an increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology.

Volatile economic conditions may not only limit our access to capital, but may also make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause businesses to slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In addition, adverse economic conditions could also adversely impact our suppliers’ ability to provide us with materials which would negatively impact on our business, financial condition and results of operations.

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

Our commercial sales history is limited and we have had to increase our personnel to accommodate such sales, including establishing a direct sales force and complete commercial team. In addition, as we advance our drug products through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers. Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure. If we are not able to effectively manage our growth, our product sales and resulting revenues will be negatively impacted.

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

We may not be able to successfully integrate our recent acquisitions and any additional businesses we may acquire.

We regularly evaluate and, as appropriate, may make selective acquisitions of businesses that we believe complement or augment our existing business. In September 2012, we acquired Allos Therapeutics, pursuant to which we obtained FOLOTYN, and in July 2013, we acquired Talon, pursuant to which we obtained MARQIBO. We may not be able to integrate any acquired business successfully or operate any acquired business profitably. Issues that could delay or prevent integration of the acquired business into our own include:

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

We may have conflicts with our partners, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our drug product, and in turn prevent us from generating revenues from such drug product:

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

Changes in our effective income tax rate could adversely affect our profitability.

We are subject to federal and state income taxes in the U.S. and our tax liabilities are dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to:

•	interpretations of existing tax laws;

•	the accounting for stock options and other share-based compensation;

•	changes in tax laws and rates;

•	future levels of research and development spending;

•	changes in accounting standards;

•	changes in the mix of earnings in the various tax jurisdictions in which we operate;

•	the outcome of examinations by the Internal Revenue Service and other jurisdictions;

•	the accuracy of our estimates for unrecognized tax benefits;

•	realization of deferred tax assets; and

•	changes in overall levels of pre-tax earnings.

The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have an impact on our profitability.

Earthquakes or other natural or man-made disasters and business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, power loss, floods, telecommunications failure and other events beyond our control. In addition, our operations are susceptible to disruption as a result of natural disasters such as earthquakes. So far we have never experienced any significant disruption of our operations as a result of earthquakes or other natural or man-made disasters. Although we have a contingency recovery plan, any significant business interruption could cause delays in our drug development and future sales and harm our business.

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

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing related product candidates or could limit the length of the term of patent protection of our product candidates. For example, on January 20, 2012 and February 17, 2012, respectively, we filed suit against Sandoz Inc. and Innopharma Inc, respectively following Paragraph IV certifications in connection with their filing separate Abbreviated New Drug Applications, or ANDAs, to manufacture a generic version of FUSILEV. On December 9, 2013, three parties collaborating with Innopharma were joined to Innopharma case: Mylan Teoranta, Mylan Institutional LLC; and Mylan Institutional, Inc. (collectively “Mylan”). While we believe our patent rights are strong, the ultimate outcome of these cases is uncertain, and if we do not prevail in the litigation, Sandoz Inc. and Innopharma Inc.,/Mylan, subject to fulfilling the applicable regulatory requirements, may be able to launch a generic version that would compete with FUSILEV, which could result in an immediate and substantial decrease in our revenues. In addition, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

We intend to market certain of our existing and future product candidates in outside of the U.S. In order to market our existing and future product candidates in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals according to the applicable domestic laws and regulations. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not necessarily ensure approval by regulatory authorities in other countries or by the FDA. A failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as other risks specific to the jurisdictions in which we may seek approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for foreign regulatory approvals and may not receive necessary approvals to commercialize our existing and future product candidates in any market.

Competition for patients in conducting clinical trials may prevent or delay product development and strain our limited financial resources.

Many pharmaceutical companies are conducting clinical trials involving patients with the disease indications that our drug products target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The delay or inability to meet planned patient enrollment may result in increased costs and delays or termination of the trial, which could have a harmful effect on our ability to develop products.

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

Our drug products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any approved drug products will depend on a number of factors, including:

•	the effectiveness of the drug product;

•	the prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	the price of the drug product, both in absolute terms and relative to alternative treatments; and

•	sufficient third-party coverage and reimbursement.

If our drug products receive regulatory approval but do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate drug product revenues sufficient to attain profitability.

Guidelines and recommendations published by various organizations can reduce the use of our products.

Government agencies such as the Centers for Medicare & Medicaid Services promulgate regulations, and issue guidelines, directly applicable to us and to our products. In addition, third parties such as professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may publish guidelines or recommendations to healthcare providers, administrators and payors, and patient communities. Recommendations may relate to such matters as utilization, dosage, route of administration and use of related therapies and coverage and reimbursement of our products by government and private payors. Third-party organizations like the above have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased utilization and/or dosage of our products, any of which could adversely affect our product sales and operating results materially.

The sale of our products is subject to regulatory approvals, and our business is subject to extensive regulatory requirements, and if we are unable to obtain regulatory approval for our product candidates, or if we fail to comply with governmental regulations we will be limited in our ability to commercialize our products and product candidates and/or subject us to penalties.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Obtaining regulatory approval of a new drug is an uncertain, lengthy and expensive process, and success is never guaranteed. Despite the time, resources and effort expended, failure can occur at any stage. In order to receive approval from the FDA for each product candidate, we must demonstrate that the new drug product is safe and effective for its intended use and that the manufacturing processes for the product candidate comply with the FDA’s cGMPs. cGMPs include requirements related to production processes, quality control and assurance, and recordkeeping. The FDA has substantial discretion in the approval process for human medicines.

The FDA and comparable agencies in foreign countries impose many requirements related to the drug development process through lengthy and rigorous clinical testing and data collection procedures, and other costly and time consuming compliance procedures. While we believe that we are currently in compliance with applicable FDA regulations, if our partners, the contract research organizations or contract manufacturers with which we have relationships, or we fail to comply with the regulations applicable to our clinical testing, the FDA may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, an institutional review board, third party investigators, any comparable regulatory agency in another country, or we, may suspend clinical trials at any time if the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future drug product to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies, or the data derived from the clinical tests may be unsuitable for submission to the FDA or other regulatory agencies. Once we submit an application seeking approval to market a drug product, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain these approvals, our business and prospects may be significantly damaged. In addition, any regulatory approvals that we receive for our future product candidates may also be subject to limitations on the indicated uses for which they may be marketed or contain requirements for potentially costly post-marketing follow-up studies and surveillance to monitor the safety and efficacy of the product.

If we obtain regulatory approval for our drug products, we, our partners, our manufacturers, and other contract entities will continue to be subject to extensive requirements by a number of national, foreign, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, effectiveness, labeling, storage, quality control, adverse event reporting, record keeping, approval, advertising and promotion of our future products. FDA and foreign regulatory authorities strictly regulate the promotional claims that may be made about prescription products and our product labeling, advertising and promotion is subject to continuing regulatory review. Physicians may nevertheless prescribe our product to their patients in a manner that is inconsistent with the approved label, or that is off-label. The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and if we are found to have improperly promoted off-label uses we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct. Moreover, our failure to comply with any applicable regulatory requirements could, among other things, result in:

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

The FDA has significant authority to take regulatory actions in the event previously unknown safety risks are identified or if data suggest that our products may present a risk to safety. For example, the FDA may:

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

Legislative or regulatory reform of the healthcare system and pharmaceutical industry related to pricing, coverage or reimbursement may hurt our ability to sell our products profitably or at all.

Our ability to commercialize any products successfully will depend in part on the availability of coverage and reimbursement from third-party payors such as government authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations, both in the U.S. and foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability. Coverage and reimbursement by governmental and other third-party payors may depend upon a number of factors, including a governmental or other third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from each third-party and governmental payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement.

In both the U.S. and certain foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory proposals related to coverage and reimbursement that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the Healthcare Reform Law, was signed into law on March 30, 2010. The Healthcare Reform Law substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. The Healthcare Reform Law included, among other things, an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, revisions to the definition of “average manufacturer price” for reporting purposes, increases in the amount of rebates owed by drug manufacturers under the Medicaid Drug Rebate Program, expansion of the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers, and changes to affect the Medicare Part D coverage gap, or “donut hole.” The full effects of these provisions will become apparent as these laws are implemented and the Centers for Medicare & Medicaid Services and other agencies issue applicable regulations or guidance as required by the Healthcare Reform Law. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

The high cost of pharmaceuticals continues to generate substantial government interest. It is possible that proposals will be adopted, or existing regulations that affect the coverage and reimbursement of pharmaceutical and other medical products may change, that may impact our products currently on the market and any of our products approved for marketing in the future. Cost control initiatives could decrease the price that we receive for any of our products or product candidates. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the coverage and reimbursement status of newly-approved pharmaceutical products. Future developments may require us to decrease the price that we charge for our products, thereby negatively affecting our financial results.

In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. Drug pricing may be made against a reference price set by the healthcare providers as a measure for healthcare cost containment. Pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. If coverage and reimbursement of our products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels for the purpose of adoption of these products in the national health services in these jurisdictions, our profitability will likely be negatively affected.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties, including exclusion from participation in government health care programs.

As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payors for our products, certain federal and state healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to our business. We are subject to healthcare fraud and abuse by both the federal government and the states in which we conduct our business.

The laws that may affect our ability to operate include the federal health care program Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute applies to arrangements between pharmaceutical manufacturers and prescribers, purchasers and formulary managers. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Drug Rebate Program.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The Healthcare Reform Law imposed new requirements on manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection on August 1, 2013 and will be required to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter.

The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In addition, some states have laws that require pharmaceutical companies to adopt comprehensive compliance programs. For example, under California law, pharmaceutical companies must comply with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and the PhRMA Code on Interactions with Healthcare Professionals, as amended. Certain states also mandate the tracking and reporting of gifts, compensation, and other remuneration paid by us to physicians and other health care providers. We have adopted and implemented a compliance program designed to comply with applicable federal, state and local requirements wherever we operate, including but not limited to the laws of the states of California and Nevada.

Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state laws may prove costly.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The Healthcare Reform Law also make several important changes to the federal Anti-Kickback Statute, false claims laws, and health care fraud statute by weakening the intent requirement under the anti-kickback and health care fraud statutes that may make it easier for the government, or whistleblowers to charge such fraud and abuse violations. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. In addition, the Healthcare Reform Law increases penalties for fraud and abuse violations. If our past, present or future operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we are subject, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and negatively impact our financial results.

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

Our research and development, manufacturing (including a radiolabeling step for ZEVALIN) and administration of our drugs involves the controlled use of hazardous materials, including chemicals, radioactive and biological materials, such as radioactive isotopes. We are subject to federal, state, local and foreign environmental laws and regulations governing, among other matters, the handling, storage, use and disposal of these materials and some waste products. We cannot completely eliminate the risk of contamination or injury from these materials and we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with such federal, state, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

Risks Related to Our Common Stock

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our common stock to fall. Any future equity issuances by us may have dilutive and other effects on our existing stockholders.

As of December 31, 2013, there were 64,104,173 shares of our common stock outstanding. Security holders held outstanding options, warrants, preferred stock and convertible notes which, if vested, exercised or converted, would obligate us to issue up to approximately 11.9 million additional shares of common stock. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we have reserved an aggregate of 16.2 million shares of our common stock for future issuance under our equity compensation plans. We may also sell additional shares of common stock or securities convertible or exercisable into common stock in public or private offerings, which would be available for resale in the market. Certain issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our existing stockholders. These issuances or other dilutive issuances would also cause our net income, if any, per share to decrease in future periods. The market price of our common stock could fall as a result of sales of any of these shares of common stock due to the increased number of shares available for sale in the market.

The convertible note hedge and warrant transactions that we entered into in December 2013 may affect the value of our common stock.

In connection with the pricing of our convertible notes in December 2013, we entered into convertible note hedge transactions and separate warrant transactions with RBC Capital Markets, LLC, or RBC. The convertible note hedge transactions are expected generally to reduce the potential dilution upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants. RBC and/or its affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the convertible notes (and is likely to do so during any observation period related to a conversion of notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

In addition, if the convertible note hedge and warrant transactions fail to become effective, through the failure of counterparties to perform or otherwise, RBC and/or its affiliates may unwind its hedge positions with respect to our common stock, which could adversely affect the value of our common stock. The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

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

Factors that may cause the market price and volume of our common stock to decrease include:

•	recognition on up-front licensing or other fees or revenues;

•	payments of non-refundable up-front or license fees, or payment for cost-sharing expenses, to third parties;

•	adverse results or delays in our clinical trials;

•	fluctuations in our results of operations;

•	timing and announcements of our technological innovations or new products or those of our competitors;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	announcements of FDA non-approval of our drug products, or delays in the FDA or other foreign regulatory review process or actions;

•	changes in recommendations or guidelines of government agencies or other third parties regarding the use of our drug products;

•	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

•	concerns about our products being reimbursed;

•	any lawsuit involving us or our drug products;

•	developments with respect to our patents and proprietary rights;

•	public concern as to the safety of products developed by us or others;

•	regulatory developments in the U.S. and in foreign countries;

•	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

•	the pharmaceutical industry generally and general market conditions;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of our common stock;

•	hedging or arbitrage transactions by holders of our convertible notes;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. Since January 2, 2013 through February 28, 2014, the closing price of our common stock ranged between $7.00 and $13.01, and the daily trading volume was as high as 22,555,500 shares and as low as 143,200 shares.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2013, which also existed as of December 31, 2012, and has not yet been adequately remediated. The continuation of this material weakness, or any others, could impact our ability to produce accurate and timely financial statements. As a result, our stock price could be adversely impacted and investors’ views of us could be harmed.

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

We lease our principal executive office in Henderson, Nevada under a lease agreement expiring April 30, 2014. We are in process of negotiating an extension to this lease, while also evaluating alternative locations in Henderson for our corporate headquarters.

In addition, we lease our research and development and administrative facility in Irvine, California, and lease administrative space in Colorado, New Jersey, California, Japan, the Netherlands, and India.

We believe that these leased facilities, and our planned facility alternatives/additions, are adequate to meet our current and future business needs.

ITEM 3.	LEGAL PROCEEDINGS

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

FUSILEV ANDA Litigation

On January 20, 2012 and February 17, 2012, respectively, we filed suit against Sandoz Inc. and Innopharma Inc, respectively following Paragraph IV certifications in connection with their filing separate Abbreviated New Drug Applications (“ANDAs”), to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our fees and costs incurred in such matters. On December 9, 2013, three Mylan entities collaborating with Innopharma were joined to Innopharma case. While we believe our patent rights are strong, the ultimate outcome of these cases is uncertain.

Allos Transaction Class Action Lawsuits

On April 9, 2012, a putative class action lawsuit captioned Radmore, et al. v. Allos Therapeutics, Inc., et al., No. 1:12-cv-00948-PAB, was filed in the United States District Court for the District of Colorado, (“the Radmore Complaint”). The Radmore Complaint named as defendants Allos Therapeutics, the members of the Allos board of directors, as well as Spectrum. The plaintiffs alleged that Allos directors breached their fiduciary duties to their stockholders in connection with the proposed merger between Allos and Spectrum, and were aided and abetted by Allos and Spectrum. The Radmore Complaint alleged that the merger involves an unfair price, an inadequate sales process, unreasonable deal protection devices, and that the defendants entered into the transaction to benefit themselves personally. The Radmore Complaint sought injunctive relief, including to enjoin the merger, attorneys’ and other fees and costs, and other relief. On April 12, 2012, a putative class action lawsuit captioned Keucher v. Berns, et al., C.A. No. 7419, was filed in the Delaware Court of Chancery, alleging similar violations. On April 20, 2012, an Amended Class Action Complaint was filed in the Delaware Court of Chancery in the matter captioned Keucher v. Berns, et al., C.A. No. 7419-VCN, adding allegations that the Solicitation/Recommendation Statement on Schedule 14D-9, or the Schedule 14D-9, filed by us with the SEC on April 13, 2012, contains inadequate, incomplete and/or misleading disclosures.

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

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH); Junqian Carroll v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00498-RBJ-CF); Gary Santi v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00502-LDG-CWH); William Skene v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 10, 2013 in United States District Court, District of Nevada; Case Number 3:2013-cv-00175-RBJ-VPC); and Rubin v. Spectrum Pharmaceuticals, Inc. et al. (Filed April 24, 2013 in the United States District Court, District of Nevada; Case Number 3:2013-cv-00212-RCJ-VPC). These putative class actions raise substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. The court entered a consolidation order on April 29, 2013, designating the Perry action as the consolidated action.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott, and Dr. Rajesh C. Shrotriya. The Fik and Watkins complaints allege six counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. The Fik and Watkins complaints also allege a seventh count for breach of fiduciary duties for insider selling and misappropriation of information against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida. The Muenchhagen complaint alleges five counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; abuse of control; gross mismanagement; and waste of corporate assets. The Muenchhagen complaint also alleges two counts against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida for unjust enrichment and for breach of fiduciary duties for insider selling and misappropriation of information. These substantially identical complaints allege that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. On May 15, 2013, the court entered a consolidation order staying the actions pending resolution of the federal securities class action.

Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). The State Derivative Actions are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. against defendants Krishan K. Arora, Gilles Gagnon, Anton Gueth, Joseph Kenneth Keller, Stuart M Krassner, Luigi Lenaz, Anthony E. Maida, Brett L. Scott and Dr. Rajesh C. Shrotriya. The Kakadia complaint alleges three counts against all defendants: breach of fiduciary duty; waste of corporate assets; and unjust enrichment. The Besner complaint alleges five counts against all defendants: breach of fiduciary duty for disseminating false and misleading information; breach of fiduciary duty for failing to properly oversee and manage the company; abuse of control; gross mismanagement; and waste of corporate assets. The Besner complaint also alleges two counts against defendants Dr. Raj Shrotriya, Brett Scott, and Anthony Maida for unjust enrichment and for breach of fiduciary duties for insider selling and misappropriation. The complaints similarly allege that defendants knew or should have known that the Company’s statements about future FUSILEV sales were misleadingly optimistic and that these statements inflated the trading price of Company stock. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, equitable and/or injunctive relief, and costs and fees. On July 10, 2013, the court entered a consolidation order staying the actions pending resolution of the federal securities class action.

Mark J. Sherwin v. Spectrum Pharmaceuticals, Inc. (Filed September 3, 2013 in the Court of Chancery of the State of Delaware; Case Number 8858). The complaint seeks inspection of Spectrum’s books and records under Delaware Code section 220. Specifically, the complaint seeks inspection of books and records concerning whether Spectrum’s officers and directors breached their fiduciary duties by causing the Company to make false statements concerning the performance of FUSILEV. The complaint also seeks fees and costs. On December 27, 2013, plaintiff filed a notice of dismissal of the books and records action. On January 7, 2014, the court granted plaintiff’s dismissal of the action.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “SPPI.” The high and low closing sale prices of our common stock reported by NASDAQ during each quarter ended in 2013 and 2012 were as follows:

	High	Low
Year Ended December 31, 2013:
First Quarter	$13.01	$7.01
Second Quarter	$8.55	$7.00
Third Quarter	$8.89	$7.29
Fourth Quarter	$9.82	$8.11
Year Ended December 31, 2012:
First Quarter	$15.87	$12.63
Second Quarter	$15.56	$9.51
Third Quarter	$17.05	$11.51
Fourth Quarter	$12.31	$10.64

On February 28, 2014, the closing price of our common stock on the NASDAQ Global Select Market was $8.35 per share, and there were 325 holders of record of our common stock.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2008, the last trading day before our 2009 fiscal year, through the end of fiscal 2013 with the cumulative total return on $100 invested for the same period in the Russell 2000 index and a Peer Group.

The Peer Group consists of the following publicly-traded companies:

•	Alkermes PLC

•	Amarin Corporation PLC

•	BioMarin Pharmaceutical, Inc.

•	Celgene Corporation

•	Dendreon Corporation

•	Jazz Pharmaceuticals PLC

•	Regeneron Pharmaceuticals, Inc.

•	Vertex Pharmaceuticals, Inc.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Spectrum Pharmaceuticals, Inc.	100.00	297.99	461.07	981.88	760.69	601.83
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
Peer Group	100.00	113.83	123.34	132.04	181.13	341.09

(1)	The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividend Policy

We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. However, the payment of dividends, if any will be at the discretion of the Board of Directors and subject to compliance with any applicable restrictions contained in our agreements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2013, 2012, and 2011 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements and Notes thereto in Item 8. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Year ended December 31,
Selected Statement of Operations Data:	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Total revenues	$155,854	$267,707	$192,963	$74,113	$38,025

Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	28,580	46,633	33,838	17,439	8,148
Selling, general and administrative	99,315	89,922	72,197	47,411	33,607
Research and development	46,670	41,560	26,662	56,660	20,379
Amortization and impairment of intangible assets	20,074	8,818	3,720	3,720	3,720

Income (loss) from operations	(38,785)	80,774	56,546	(51,117)	(27,829)
Change in fair value of common stock warrant liability	—	—	(3,488)	2,731	8,075
Change in fair value of contingent consideration related to acquisition	2,871	—	—	—	—
Other (expense) income, net	(722)	(844)	577	1,279	662

(Loss) income before provision for income taxes	(36,636)	79,930	53,635	(47,107)	(19,092)
(Provision) benefit for income taxes	(25,498)	14,271	(3,704)	43	(421)
Net income attributable to non-controlling interest	—	—	—	—	1,146

Net (loss) income attributable to Spectrum Pharmaceuticals, Inc. stockholders	$(62,134)	$94,201	$49,931	$(47,064)	$(18,367)

Net (loss) income per share—basic	$(1.02)	$1.61	$0.94	$(0.95)	$(0.47)

Net (loss) income per share—diluted	$(1.02)	$1.46	$0.86	$(0.95)	$(0.47)

Cash dividend declared per common share	$—	$0.15	$—	$—	$—

	As of December 31,
Selected Balance Sheet Data:	2013	2012	2011	2010	2009
	(In thousands)
Working capital (current assets minus total current liabilities)	$145,206	$141,630	$151,443	$61,308	$87,743
Total assets	$499,155	$504,955	$280,780	$163,631	$173,133
Long term obligations, less current portion	$127,565	$93,031	$14,336	$25,833	$25,310
Total stockholders’ equity (including non-controlling interest in 2009)	$281,606	$288,681	$192,086	$77,241	$109,309

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in Item 1A of Part I, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Our Business

We are a biotechnology company with fully integrated commercial and drug development operations, with a primary focus in oncology and hematology. Our strategy is comprised of acquiring, developing, and marketing a diverse pipeline of late-stage clinical and commercial products. We currently market four drugs:

•	FUSILEV injection for patients in the U.S. with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN injection for patients in the U.S. and various international markets with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN injection for patients in the U.S. with relapsed or refractory peripheral T-cell lymphoma; and

•	MARQIBO injection for patients in the U.S. with Philadelphia chromosome–negative acute lymphoblastic leukemia.

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

Our business strategy is comprised of the following three initiatives:

•	Maximizing the revenue potential of our four currently-marketed drugs for the treatment of cancer.

Our near-term outlook largely depends on sales and marketing successes for our four marketed drugs. It is this base business, along with potential additional indications for these drugs, that provides the working capital needed to operate our daily business and provides the necessary capital for opportunistic acquisitions.

•	Developing and Commercializing the drugs for the treatment of cancer within our pipeline.

Our strategy for our development portfolio is to focus on late-stage development drugs. We strive to complete clinical studies to demonstrate the safety and efficacy of these drugs in order to obtain regulatory approval in a timely manner. Upon obtaining approval, our sales and marketing function educates physicians on the safety of the drug and its effectiveness in treating patients for the approved indication, with the goal of achieving maximum commercial success.

•	Expanding our pipeline of development-stage and commercial-stage drugs through business development activities.

It is our goal to identify new strategic opportunities that will create strong synergies with our currently-marketed drugs, and to identify and pursue partnerships for out-licensing certain of our drugs in development. We will continue to (i) explore strategic collaborations as they relate to drugs that are either in clinical trials or are currently on the market, and (ii) identify and secure drugs that have significant growth potential – through enhanced marketing and sales efforts and/or through pursuit of additional clinical development.

See Item 1, “Business,” for a discussion of:

•	Company Overview

•	Cancer Background & Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development

2013 Overview

During 2013 we accomplished various critical objectives for our business, which included:

•

Acquisitions: We completed two strategic acquisitions, including a FDA-approved, patented, proprietary, oncology drug, MARQIBO through the acquisition of a NASDAQ-listed company, Talon Therapeutics, Inc. and we licensed-in a late-stage oncology drug, Captisol-enabled MELPHALAN, from Ligand Pharmaceuticals, Inc.

•	Commercial: We executed the launch of MARQIBO in less than seven weeks after acquisition, and we continued to focus on the growth of our marketed drugs.

•

Medical: We filed the NDA for BELEODAQ, for which the FDA has granted a Priority Review and has established an action date of August 9, 2014. We also completed the enrollment in the pivotal study for Captisol-enabled MELPHALAN and initiated a Phase 2 study for SPI-2012.

•

Corporate: We strengthened our management team with the additions of our new Chief Financial Officer and new Chief Medical Officer. We also continued to invest in our infrastructure for long-term growth and success.

•	Financial: We maintained fiscal discipline during the year, and ended 2013 with nearly $160 million in aggregate cash and equivalents and marketable securities.

CHARACTERISTICS OF OUR REVENUE AND EXPENSES

The below summarizes the nature of our revenue and operating expense line items within our Consolidated Statements of Operations:

Revenue

The majority of our revenue is derived from sales of our drug products to large pharmaceutical wholesalers and distributors upon title transfer (which is typically at time of shipment), provided our other revenue recognition criteria have been met. To a lesser extent we also derive revenue from license fees (i.e., royalties) and service revenue for our research and development activities conducted for the benefit of third parties.

Cost of Goods Sold

Cost of goods sold includes production materials and supplies expense, third party manufacturing and packaging service expenses, and royalty expenses.

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of compensation (including stock-based compensation) and benefits for our sales force and personnel that support our sales and marketing operations, and our general operations such as information technology, executive management, financial accounting, and human resources. It also includes costs attributable to marketing our products to our customers and prospective customers, patent and legal fees, financial audit fees, insurance, bad debt expense, recruiting fees, and other professional services.

Research and Development

Research and development expenses consist of compensation (including stock-based compensation) and benefits for research and development and clinical and regulatory personnel, materials and supplies, research and development consultants, and regulatory and clinical payments related to studies. Our research and development activities primarily relate to the development and testing of new drugs, and conducting studies in order to gain regulatory approval for the commercialization of our drug products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation and presentation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to establish policies and make estimates and assumptions that affect (i) the amounts of assets and liabilities as of the date presented on the accompanying Consolidated Balance Sheets and (ii) the amounts of revenue and expenses for each year presented in the accompanying Consolidated Statements of Operations.

Our management believes its estimates and assumptions are supportable, reasonable, and consistently applied. Nonetheless, estimates are by nature inherently uncertain. As a result, our financial position and operating results could materially differ from the amounts reported within the accompanying Consolidated Financial Statements if management’s estimates require prospective adjustment. Our critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

Revenue Recognition

Product Sales: We recognize revenue from product sales when all of the following criteria are met:

(i)	Appropriate evidence of a binding arrangement exists with our customer;

(ii)	Price is substantially fixed and determinable;

(iii)	Collection from our customer is reasonably assured;

(iv)	Our customer’s obligation to pay us is not contingent on resale of the product;

(v)	We do not have significant obligations for future performance to directly bring about the resale of our product; and

(vi)	We have a reasonable basis to estimate future returns.

Our product sales are reduced by our gross-to-net (“GTN”) estimates, resulting in our reported “Product sales, net” in the accompanying Consolidated Statements of Operations. We defer revenue recognition in full if/when these estimates are not reasonably determinable at the time of sale.

Our GTN estimates reduce revenue in the same period that the related sale is recorded and include the following major categories:

(i)	Product Returns Allowances

(ii)	Government Chargebacks

(iii)	Discounts

(iv)	Rebates

(v)	Medicaid Rebates

(vi)	Distribution and Data Fees

Product Returns Allowances: Our FUSILEV customers are typically permitted to return products within six months after its expiration date, subject to certain restocking fees and preauthorization requirements. We estimate potential returns, based on several factors, including historical rates of return, customer and end-user ordering patterns, inventory held by distributors, and sell through data of distributor sales to end users. In general, returned product is not resold.

Government Chargebacks: Our products are subject to certain pricing limits under federal government programs. Qualifying entities purchase products through our distributors at the discounted price. Our distributors charge the difference between the list price and discounted price back to us, for which there may be significant lag time. Due to estimates and assumptions inherent in determining the amount and extent of government chargebacks we will incur, which take in account our estimates of which sales will be subject to government chargebacks and the amount of such chargebacks, the actual amount of government chargeback claims may be materially different from our estimates.

Discounts: Discounts (generally prompt payment discounts) are estimated at each reporting period. We review the terms of the contracts, specifically price and discount structures, and applicable payment terms to estimate its value.

Rebates: Rebates are estimated based on the customer’s actual purchase level during the rebate purchase period, and the corresponding contractual rebate tier we expect the customer to achieve.

Medicaid Rebates: Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. Our estimate of utilization is based on historical claims and forecasting techniques, and supplemented by management’s judgment with respect to many factors, including changes in sales trends, an evaluation of current laws and regulations and product pricing. Due to estimates and assumptions inherent in determining the amount of our product sales subject to Medicaid rebates, and the time lag to receive these rebate notices (generally several months after the sale is made), the actual amount of these claims may be materially different from our estimates. As a result, adjustments may be recorded over several periods after the initial sale is recorded.

Distribution and Data Fees: Distribution and data fees are paid to authorized wholesalers and specialty distributors of FUSILEV and FOLOTYN as a percentage of products sold. The services provided include contract administration, inventory management, product sales reporting by customer, returns processing. We estimate these fees based on a percentage of FUSILEV and FOLOTYN revenues that are governed by distribution agreements.

License Fees: We recognize license fees (i.e., royalties) based on the terms of each contractual agreement. In general, this results in periodic revenue recognition as the third-party licensee has sales for which we are entitled to a royalty, or in certain cases, a lump-sum fee in which revenue is recognized in that period.

Service Revenue: We receive fees under certain arrangements for our research and development services. These services are generally undertaken in connection with a collaboration agreement with another pharmaceutical company. Payment may be triggered by the successful completion of a phase of development, results from a clinical trial, acceptance of an NDA or an equivalent filing, and/or regulatory approval. We recognize revenue when the corresponding milestone is achieved, or the revenue is otherwise earned through our on-going activities.

Inventories – Lower of Cost or Market

We adjust our inventory value for estimated amounts of excess, obsolete, or unmarketable items. Such assumptions involve projections of future customer demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by us, incremental inventory write-downs may be required.

Fair Value of Acquired Assets and Assumed Liabilities

The accounting for business combination and asset acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed. Additionally, we must determine whether the acquisition meets the criteria for business combination accounting (rather than an asset acquisition), because the excess of the purchase price over the fair value of net assets acquired can only be recognized as “goodwill” in a business combination.

The fair value of acquired tangible and identifiable intangible assets and liabilities assumed, are based on their estimated fair values at the acquisition date and requires extensive use of accounting estimates, judgments, and assumptions, including but not limited to: likelihood, timing, and costs to complete the in-process projects, probability of achieving regulatory approvals, cash flows to be derived from the acquired assets, and the application of appropriate discount rates. For each acquisition, we engage an independent third-party valuation specialist to assist management in determining the fair value of in-process research and development, identifiable intangible assets, and any contingent consideration.

In connection with certain of our acquisitions, we must record a contingent consideration liability for cash or stock payments upon the completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration by applying the income approach utilizing variable inputs such as probability of achievement and risk-free adjusted discount rates. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized in earnings.

Goodwill and Intangible Assets – Impairment Evaluations

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are evaluated for impairment annually as of October 1, or whenever events or changes in circumstance indicate that the asset might be impaired. We evaluate the possible impairment (i) if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable; or (ii) in the case of goodwill and indefinite lived intangible assets, our annual impairment assessment date of October 1. These evaluations require significant judgment by our management in forecasting net cash flows to be derived by these intangible assets in our on-going operations. The discounted value of such cash flows (or our market capitalization in the case of goodwill) are compared to each asset’s carrying value to assess whether there is an indication of impairment and related charges to record.

Income Taxes

Our consolidated balance sheets reflect net deferred tax assets (net of a valuation allowance) that primarily represent the tax benefit of net operating loss and tax credit carryforwards, and credits and timing differences between book and tax. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. Our evaluation considers historical earnings, estimated future taxable income and ongoing prudent and feasible tax planning strategies. Adjustments to the valuation allowance increase or decrease net income or loss in the period such adjustments are made. If our estimates require adjustments, it could have a significant impact on our consolidated financial statements.

Stock-Based Compensation

We recognize stock-based compensation expense for employees and directors over the equity award vesting period, based on its fair value at the date of grant. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized is net of an estimated forfeiture rate, which is updated as appropriate.

We use the Black-Scholes option pricing model to determine the fair value of stock option grants with service conditions for vesting and the Monte Carlo valuation model to value certain equity awards with market conditions and service conditions for vesting. These models require the use of highly subjective assumptions, including the probability of the achievement of certain market capitalization levels.

Litigation Accruals

From time-to-time we are involved in various claims and legal proceedings of a nature considered normal and incidental to our business. These matters may include product liability, intellectual property, employment, and other general claims. We accrue for contingent liabilities when it is probably that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.

RESULTS OF OPERATIONS

Operations Overview – 2013, 2012, and 2011

	Year Ended December 31,
	2013		2012		2011
	($ in thousands)
Total revenues	$155,854	100.0%	$267,707	100.0%	$192,963	100.0%

Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	28,580	18.3%	46,633	17.4%	33,838	17.5%
Selling, general and administrative	99,315	63.7%	89,922	33.6%	72,197	37.4%
Research and development	46,670	29.9%	41,560	15.5%	26,662	13.8%
Amortization and impairment of intangible assets	20,074	12.9%	8,818	3.3%	3,720	1.9%

Total operating costs and expenses	194,639	124.9%	186,933	69.8%	136,417	70.7%

(Loss) income from operations	(38,785)	(24.9)%	80,774	30.2%	56,546	29.3%

Change in fair value of common stock warrant liability	—	—	—	—	(3,488)	(1.8%)
Change in fair value of contingent consideration from acquisition	2,871	1.8%	—	—	—	—
Other (expense) income, net	(722)	(0.5)%	(844)	(0.3)%	577	0.3%

(Loss) income before income tax	(36,636)	(23.5)%	79,930	29.9%	53,655	27.8%

Income tax (expense) benefit	(25,498)	(16.4)%	14,271	5.3%	(3,704)	(1.9)%

Net (loss) income	$(62,134)	(39.9)%	$94,201	35.2%	$49,931	25.9%

YEAR ENDED DECEMBER 31, 2013 VERSUS DECEMBER 31, 2012

Total Revenues

	Year Ended December 31,
	2013	2012	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$68.4	$204.3	$(135.9)	(66.5)%
FOLOTYN	44.4	20.4	24.0	>100.0%
ZEVALIN	29.4	30.3	(0.9)	(3.0)%
MARQIBO	1.3	—	1.3	>100.0%

	$143.5	$255.0	$(111.5)	(43.7)%
License fees and service revenue	12.4	12.7	(0.3)	(2.4)%

Total revenues	$155.9	$267.7	$(111.8)	(41.8)%

Product sales, net: Gross product revenues are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargebacks established at the time revenues are recognized to arrive at product sales, net. Management considers various factors in determination of such provisions, which are described more in detail within “Critical Accounting Policies and Estimates” above.

FUSILEV revenue decrease is primarily due to a change in buying patterns of wholesalers, a lower average net sales price, and a decrease in underlying demand by end-users, as the shortage in generic leucovorin abated in late 2012. In addition, government rebates as a percentage of gross sales increased by 17% as compared to the same period in 2012, driven primarily by a change in customer mix, and to a lesser extent, a refinement to our methodology to estimate rebate claims remaining in channel inventory. This revenue decrease was partially offset by a refinement in our estimate of future products returns. As compared to 2012, this refinement reduced our percentage of 2013 sales that we expect will be subject to reversal for future product returns.

FOLOTYN revenue increase is due to a full year of recognition of product sales in 2013, as compared to the prior year. We acquired this drug through our acquisition of Allos in September 2012.

ZEVALIN revenue decreased slightly in 2013. The slight decrease is attributable to less U.S. product demand and a minor decrease in our average net sales price per unit, which was not fully offset by an increase in European product demand. Beginning in the second quarter of 2013, we terminated our ZEVALIN services agreement with Bayer, and transitioned to a sales distribution model in Europe. This transition has had a favorable impact on 2013 unit sales in Europe.

MARQIBO revenue derived in 2013 is a result of our acquisition of Talon in July 2013.

License fees and service revenue: In 2013 and 2012, we recognized $12.4 million and $12.7 million, respectively, from the amortization of deferred revenue that corresponded with our contracted research and development services. This revenue is associated with a $41.5 million upfront payment we received from Allergan in 2008, and an aggregate of $16.0 million in upfront payments we received from Nippon Kayaku and Handok in 2010. As of December 31, 2013, these upfront payments have been recognized through “license fees and service revenue” in full.

Operating Expenses

	Year Ended December 31,
	2013	2012	$ Change	% Change
	($ in millions)
Operating expenses:
Cost of product sales (excludes amortization of intangibles)	$28.6	$46.6	$(18.0)	(38.6%)
Selling, general and administrative	99.3	89.9	9.4	10.5%
Research and development	46.6	41.6	5.0	12.0%
Amortization and impairment of intangible assets	20.1	8.8	11.3	> 100.0%

Total operating costs and expenses	$194.6	$186.9	$7.7	4.1%

Other (expense) income, net	$2.1	$(0.8)	$2.9	> 100.0%

Cost of Product Sales. The decrease in the cost of product sales is primarily driven by an overall 44% decrease in product sales. Gross margins in 2013 and 2012 remained largely consistent.

Selling, General and Administrative. Selling, general and administrative expenses increased due to:

•	$1.3 million increase in professional fees which include legal costs for patent and trademark matters, audit fees, and tax consulting services.

•	$3.0 million increase in legal and professional fees related to our Talon acquisition.

•	$3.1 million increase in marketing expenses and commercial costs related to our sales outside the U.S.

•	$2.7 million increase in employee severance costs related to the Talon acquisition.

•	$5.7 million increase in legal and professional fees related to ongoing shareholder and patent litigation.

•

$1.0 million increase in consulting, compensation and associated benefits, which is mainly attributable to the addition of senior management positions, and the inclusion of personnel in Japan and Netherlands, and also includes a $0.5 million increase in recruitment fees.

•	$0.8 million increase in other expenses consisting of computer software and services, as well as rent and utilities for new facilities in Japan, Colorado, and the Netherlands.

These increases were partially offset by 2012 expenses that did not recur in 2013, including:

•	$5.5 million in legal and professional fees related to our 2012 acquisitions of Allos and rights to market ZEVALIN outside of the U.S.

•	$1.9 million for Allos employee severance costs.

Research and Development. Research and development expenses increased due to:

•	$0.9 million increase in continuing medical education grants.

•	$1.3 million increase in consulting, compensation and associated benefits.

•

$7.1 million increase in expenses incurred following the amendment of our agreement with Allergan in the first quarter of 2013. This resulted in a decrease in the reimbursement of expenses compared to 2012.

These increases were partially offset by:

•

$2.4 million decrease in 2013 of our “drug development liability” as a result of our amendment to the Mundipharma agreement, which had the corresponding effect of reducing 2013 research and development expenses.

•	$0.6 million reduction in licensing, quality, and regulatory fees.

•	$0.6 million reduction in depreciation.

Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets increased $11.3 million in 2013, of which $1.0 million is due to the impairment of our FOLOTYN distribution rights as a result of our Mundipharma contract amendment in May 2013. The remaining amount is due to the amortization of definite-lived intangible assets from our acquisitions of ZEVALIN Rights, Allos, and Talon.

Other Income (Expense), net. Other income (expense), net increased by $2.9 million and was primarily due to the $2.9 million decrease to our “acquisition-related contingent obligations” liability, which resulted in an equal credit to our “change in fair value of contingent consideration related to acquisition.” This change in value corresponds to our acquisition of Talon and rights to C-E MELPHALAN. This amount is partially offset by an increase in “interest expense” from our convertible senior notes issued in December 2013.

	Year Ended December 31,
	2013	2012	$ Change	% Change
	($ in millions)
Benefit (provision) for income taxes	$(25.5)	$14.3	$(39.8)	>(100.0%)

Benefit (Provision) for Income Taxes. In 2013 we recognized an income tax provision of $25.5 million. This provision was due to the recording of a full valuation allowance against our deferred tax assets. As of December 31, 2013, we determined that there are uncertainties regarding the realization of our deferred tax assets (which were primarily generated by our cumulative net operating losses and from the tax attributes of acquired entities) due to multiple quarterly consecutive net losses.

In 2012, we recorded a $14.3 million tax benefit. The tax benefit in 2012 was the result of a change in judgment in the first quarter of 2012 regarding the realizability of our deferred tax assets due to positive earnings trends and operating income realized in 2011 and 2012. These positive factors resulted in a $44.5 million tax benefit from the release of our valuation allowance on deferred tax assets.

YEAR ENDED DECEMBER 31, 2012 VERSUS DECEMBER 31, 2011

Revenue

	Year Ended December 31,
	2012	2011	$ Change	% Change
	($ in millions)
Product sales, net
FUSILEV	$204.3	$153.1	$51.2	33.4%
FOLOTYN	20.4	—	20.4	n/a
ZEVALIN	30.3	27.6	2.7	9.8%

	$255.0	$180.7	$74.3	41.1%
License fees and service revenue	12.7	12.3	0.4	3.3%

Total revenues	$267.7	$193.0	$74.7	38.7%

Product sales, net:

FUSILEV revenues increased due to FDA approval of FUSILEV for use in the treatment of advanced metastatic colorectal cancer received on April 29, 2011 and a supply disruption of generic leucovorin which abated in late 2012.

FOLOTYN revenues increased due to acquiring the drug through the acquisition of Allos on September 5, 2012.

ZEVALIN revenues increased between the 2012 and 2011 periods due to an increase in product demand.

License fees and service revenue: During 2012 and 2011, we recognized $12.7 million and 12.3 million, respectively, of service revenue from the amortization of a $41.5 million upfront payment we received from Allergan in 2008, and a $16.0 million upfront payment we received from Nippon Kayaku and Handok in the first quarter of 2010.

Operating Expenses

Our operating expenses are summarized in the following table:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	($ in millions)
Operating expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$46.6	$33.8	$12.8	37.9%
Selling, general and administrative	89.9	72.2	17.7	24.5%
Research and development	41.6	26.7	14.9	55.8%
Amortization of purchased intangible assets	8.8	3.7	5.1	>100.0%

Total operating costs and expenses	$186.9	$136.4	$50.5	37.0%
Change in the fair value of common stock warrant liability	—	(3.5)	(3.5)	(100.0%)
Other (expense) income, net	$(0.8)	$0.6	$(1.4)	> (100.0%)

Cost of Product Sales. The increase in total cost of product sales relates to an increase in product revenues for all products and an increase in inventory reserves of approximately $3.0 million, primarily relating to the ZEVALIN inventory estimated to be in excess of anticipated usage.

Selling, General and Administrative. Selling, general and administrative expenses increased as a result of the inclusion of Allos and is primarily due to:

•

$7.0 million increase in compensation and associated benefits, of which $4.3 million is attributable to sales and marketing expenses as a result of the expansion of our sales force, and the inclusion of Allos personnel.

•	$4.8 million increase in advertising, branding, printing, marketing and promotion.

•	$5.6 million in legal and professional fees related to the Allos acquisition and $0.7 million in transaction costs related to the acquisition of ZEVALIN Rights.

•	$2.0 million increase for transitional services related to sales of ZEVALIN outside the U.S.

•	$1.7 million severance and related expenses in connection with the Allos acquisition.

•	$1.6 million increase in sales force travel and expenses.

These increases were partially offset by a $7.6 million decrease in stock compensation expense.

Research and Development. Research and development expenses increased is primarily due to:

•	$5.0 million increase for drug product and a payment related to the co-development and commercialization agreement with Hamni Pharmaceutical Company for SPI-2012.

•	$2.7 million increase in compensation and associated benefits.

•	$2.2 million increase in on-going clinical trials.

•	$1.2 million increase in continuing medical education grants and symposiums.

Amortization and Impairment of Intangible Assets. We incurred a non-cash charge of $8.8 million and $3.7 million in 2012 and 2011, respectively, due to the amortization of intangibles recognized in the acquisition of ZEVALIN Rights and the amortization of intangibles recognized as part of the acquisition of Allos.

Change in Fair Value of Common Stock Warrant Liability. We recorded a loss of $3.5 million for the change in the fair value of the outstanding warrants to non-employees during 2011, which were not outstanding in 2012.

Other Income (Expense), net. The principal components of other income (expense) consisted primarily of a $0.7 million increase in interest expense in connection with the revolving line of credit, an increase of $0.1 million for the sale of property and equipment due to the downsizing of the Allos facilities, and a decrease of $0.1 million of interest income due to the sale of marketable securities at the end of the second quarter of 2012.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	($ in millions)
Benefit (provision) for income taxes	$14.3	$(3.7)	$18.0	>(100.0%)

Benefit (Provision) for Income Taxes. As of December 31, 2011, we maintained a $44.6 million valuation allowance against our domestic deferred tax assets and a $1.0 valuation allowance against our foreign deferred tax assets. Based on the weight of both positive and negative evidence, we concluded that it was more likely than not that the domestic net deferred tax assets would be realized, and therefore, we released $23.5 million of our domestic valuation allowance as a discrete tax benefit through December 31, 2012 with the remaining $21.1 million domestic valuation allowance being released through our annual effective tax rate based upon projected current year earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2013	2012
	(in thousands, except financial metrics data)
Cash and cash equivalents	$156,306	$139,698
Marketable securities	$3,471	$3,310
Accounts receivable, net	$49,483	$92,169
Total current assets	$235,190	$264,873
Total current liabilities	$89,984	$123,243
Working capital surplus (a)	$145,206	$141,630
Days sales outstanding (“DSO”) (b)	110	121
Current ratio (c)	2.6	2.1

(a)	Total current assets at period end minus total current liabilities at period end.
(b)	Net accounts receivable at period end divided by revenue, net for the fourth quarter multiplied by 92 days.
(c)	Total current assets at period end divided by total current liabilities at period end.

Net Cash (Used In) Provided By Operating Activities

Cash used in operating activities was $2.1 million for 2013, as compared to cash provided by operating activities of $72.0 million in the prior year. The decrease in cash provided by operating activities during the current year, as compared to the prior year is primarily a function of the working capital drivers of (i) decreased revenue and related collections and (ii) increased payments to our vendors to reduce trade payables between these periods.

For the years ended December 31, 2013 and 2012, our cash collections from customers totaled $239.7 million and $301.9 million, respectively, representing 154% and 113% of reported net revenue for the same years.

For the years ended December 31, 2013 and 2012, cash payments to our employees and vendors for products, services, and rebates totaled $249.7 million and $231.3 million, respectively.

Net Cash (Used In) Investing Activities

Net cash used in investing activities of $14.3 million in 2013 was due to (i) our acquisition of Talon for $11.2 million (see Note 10(a) to the accompanying Consolidated Financial Statements), (ii) our $3.0 million purchase of C-E MELPHALAN rights (see Note 10(b)), and (iii) $0.2 million in purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $35.3 million in 2013 is due to (i) $115.4 million in net proceeds from our 2018 Convertible Notes (see below) issuance in December 2013, (ii) proceeds of $7.0 million from Mundipharma towards our continued development of FOLOTYN (see Note 13), and (iii) $3.6 million in proceeds from the exercise of employee stock options.

These cash proceeds are partially offset by (i) $75.0 million net repayment of our terminated credit facility, (ii) $13.1 million of net costs for derivative instrument purchases to hedge the conversion feature of our 2018 Convertible Notes, and (iii) $1.7 million purchase of treasury stock, which was subsequently retired.

Convertible Senior Notes Due 2018

On December 17, 2013, we entered into an agreement for the sale of $120.0 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. Initially, we may only settle conversions of the 2018 Convertible Notes by delivering shares of our common stock. However, if we obtain stockholder approval in accordance with applicable NASDAQ rules (which is expected at our Annual Meeting of Shareholders in June 2014), we may then settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.

The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2014. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.

Our December 23, 2013 net proceeds were $115.4 million from the sale of the 2018 Convertible Notes, after deducting banker and professional fees of $4.6 million. We used a portion of these proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Note Hedge”). We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Consolidated Balance Sheets. Under applicable GAAP, the Note Hedge transaction is not expected to be marked-to-market through earnings or comprehensive income in future reporting periods.

Retired Credit Facility

On September 5, 2012, we entered into a credit agreement with Bank of America, N.A., as the administrative agent and an initial lender and Wells Fargo Bank, National Association, as an initial lender, as amended July 16, 2013 (the “Credit Agreement”). The Credit Agreement provided us with a committed $50.0 million revolving line of credit facility (the “Credit Facility”). The Credit Facility was to expire on September 5, 2014, but was repaid in full and cancelled by us on December 20, 2013.

The Credit Facility bore interest, at our election, at a rate equal to the London Interbank Offer Rate (LIBOR), plus an applicable margin (2.75% to 4.25%, dependent on a defined liquidity ratio).

Future Capital Requirements

We believe that the future growth of our business will depend on our ability to successfully develop and acquire new drugs for the treatment of cancer and successfully bring these drugs to market.

The timing and amount of our future capital requirements will depend on many factors, including:

•	the need for additional capital to fund future development programs;

•	the need for additional capital to fund strategic acquisitions;

•	the need for additional capital to fund licensing arrangements;

•	our requirement for additional information technology infrastructure and systems; and

•	adverse outcomes from potential litigation and the cost to defend such litigation.

We believe that our $159.8 million in aggregate cash and equivalents, and marketable securities as of December 31, 2013, will allow us to fund our current and planned operations for at least the next twelve to eighteen months. We may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements.

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

Contractual Obligations

The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of December 31, 2013:

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating lease obligations (1)	$4,693	$849	$1,842	$1,711	$291
Purchase obligations (2)	42,925	37,404	4,295	1,226	—
Contingent milestone obligations (3)	428,438	35,630	21,295	25,729	345,784
Drug development liability (4)	17,742	3,119	2,413	2,267	9,943
Debt obligations (5)	136,666	3,273	6,701	126,692	—

Total	$630,464	$80,275	$36,546	$157,625	$356,018

(1)	The operating lease obligations are primarily related to the facility lease for our corporate headquarters in Henderson, Nevada, expiring April 30, 2014; and our research and development and administrative facility in Irvine, California, expiring May 31, 2019.
(2)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2013.
(3)

Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones (see Note 14 to the accompanying Consolidated Financial Statements). Given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, the timelines estimated above do not represent a forecast of when payment milestones will actually be reached, if at all. Rather, they assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimates of the timelines. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will exceed the amount of the milestone obligation.
(4)	Research and development services under the Mundipharma Collaboration Agreement (see Note 13 to the accompanying Consolidated Financial Statements) over the period required to complete the jointly agreed-upon clinical development activities.
(5)	Debt obligations represent amount due under our 2018 Convertible Notes issued in December 2013, inclusive of interest payments over its full term (see Note 12 to the accompanying Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements.

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on December 31, 2013, any decline in the fair value of our investments would not be material in the context of our accompanying Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

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

Date: March 12, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAJESH C. SHROTRIYA, M.D. Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 12, 2014

/s/ KURT A. GUSTAFSON Kurt A. Gustafson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2014

/s/ DOLOTRAI M. VYAS, PH.D. Dolatrai M. Vyas, Ph.D.	Director	March 12, 2014

/s/ LUIGI LENAZ, M.D. Luigi Lenaz, M.D.	Director	March 12, 2014

/s/ STUART M. KRASSNER, SC.D., PSY.D. Stuart M. Krassner, Sc.D., Psy.D.	Director	March 12, 2014

/s/ ANTHONY E. MAIDA, III, M.A., M.B.A., PH.D. Anthony E. Maida, III, M.A., M.B.A., Ph.D.	Director	March 12, 2014

/s/ RAYMOND W. COHEN Raymond W. Cohen	Director	March 12, 2014

/s/ GILLES GAGNON Gilles Gagnon, M.Sc., M.B.A	Director	March 12, 2014

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Spectrum Pharmaceuticals, Inc.

We have audited Spectrum Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Spectrum Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to the accurate and timely accounting for accruals. Specifically, (i) ineffective design of controls over the process of estimating the required period-end accruals for services performed under open purchase orders, which resulted in overstated operating expenses and accrued liabilities in multiple reporting periods in, and prior to, 2013; and (ii) the ineffective design and operating effectiveness of controls over the process for identifying and recording liabilities for vendor invoices received subsequent to year end that related to 2013 activities, which would have resulted in understated operating expenses and accrued liabilities, if left uncorrected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated March 12, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Spectrum Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Irvine, California
March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Spectrum Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spectrum Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
March 12, 2014

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and equivalents	$156,306	$139,698
Marketable securities	3,471	3,310
Accounts receivable, net of allowance for doubtful accounts of $206 and $228, respectively	49,483	92,169
Other receivables	7,539	—
Inventories	13,519	14,478
Prepaid expenses and other current assets	3,213	2,745
Deferred tax assets	1,659	12,473

Total current assets	235,190	264,873
Property and equipment, net	1,535	2,548
Intangible assets, net	231,352	200,234
Goodwill	18,501	7,279
Deferred tax assets	—	23,276
Other assets	12,577	6,745

Total assets	$499,155	$504,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$79,837	$105,252
Accrued payroll and related expenses	6,872	4,835
Deferred revenue	156	12,300
Drug development liability	3,119	856

Total current liabilities	89,984	123,243
Drug development liability, less current portion	14,623	11,377
Deferred payment contingency	—	2,287
Acquisition-related contingent obligations	8,329	—
Deferred tax liability	7,168	—
Other long-term liabilities	5,965	4,367
Revolving line of credit	—	75,000
Convertible senior notes	91,480	—

Total liabilities	217,549	216,274
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares authorized: no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at December 31, 2013 and 2012, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 64,104,173 and 60,026,675 issued and outstanding at December 31, 2013 and 2012, respectively	64	60
Additional paid-in capital	518,144	463,710
Accumulated other comprehensive income	894	273
Accumulated deficit	(237,619)	(175,485)

Total stockholders’ equity	281,606	288,681

Total liabilities and stockholders’ equity	$499,155	$504,955

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product sales, net	$143,475	$254,992	$180,663
License fees and service revenue	12,379	12,715	12,300

Total revenues	$155,854	$267,707	$192,963

Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	28,580	46,633	33,838
Selling, general and administrative	99,315	89,922	72,197
Research and development	46,670	41,560	26,662
Amortization and impairment of intangible assets	20,074	8,818	3,720

Total costs and operating expenses	194,639	186,933	136,417

(Loss) income from operations	(38,785)	80,774	56,546

Other income (expense):
Interest expense, net	(2,192)	(485)	297
Change in fair value of contingent consideration related to acquisition	2,871	—	—
Change in fair value of common stock warrant liability	—	—	(3,488)
Other income (expense), net	1,470	(359)	280

Total other income (expense)	2,149	(844)	(2,911)

(Loss) income before income taxes	(36,636)	79,930	53,635
(Provision) benefit for income taxes	(25,498)	14,271	(3,704)

Net (loss) income	$(62,134)	$94,201	$49,931

Net (loss) income per share:
Basic	$(1.02)	$1.61	$0.94

Diluted	$(1.02)	$1.46	$0.86

Weighted average shares outstanding:
Basic	60,729,128	58,588,916	53,272,767

Diluted	60,729,128	64,637,256	57,959,714

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(62,134)	$94,201	$49,931
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on available-for-sale securities	1,110	797	(135)
Income tax on unrealized gain on available-for-sale securities	(420)	(213)	—
Foreign currency translation adjustments	(69)	(84)	—

Other comprehensive income (loss), net	621	500	(135)

Total comprehensive (loss) income	$(61,513)	$94,701	$49,796

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock		Additional		Accumulated	Treasury Stock		Total Stockholders
	Shares	Amount	Shares	Amount	Paid-In Capital		Deficit	Shares	Amount	Equity
Balance at December 31, 2010	26	$160	51,459,284	$51	$384,757	$(92)	$(307,635)	—	$—	$77,241
Net income	—	—	—	—	—	—	49,931	—	—	49,931
Other comprehensive income, net	—	—	—	—	—	(135)	—	—	—	(135)
Conversion of Series E preferred stock to common stock	(6)	(37)	12,000	—	37	—	—	—	—	—
Issuance of common stock to 401(k) plan	—	—	65,889	—	593	—	—	—	—	593
Issuance of common stock for ESPP	—	—	100,386	—	655	—	—	—	—	655
Adjustments resulting from change in value of warrants recognized in equity	—	—	—	—	7,392	—	—	—	—	7,392
Issuance of common stock upon exercise of stock options	—	—	1,126,257	1	5,136	—	—	—	—	5,137
Issuance of common stock upon exercise of warrants	—	—	3,747,312	4	24,804	—	—	—	—	24,808
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	998,711	1	21,643	—	—	—	—	21,644
Purchase of treasury stock	—	—	—	—	—	—	—	363,055	(2,926)	(2,926)
Issuance of restricted stock for management incentive plan, net of shares repurchased/retired for employee tax withholding	—	—	426,562	1	(4,033)	—	—	—	—	(4,032)
Fair value of common stock issued to Targent for milestone	—	—	1,311,082	1	11,777	—	—	—	—	11,778

Balance at December 31, 2011	20	$123	59,247,483	$59	$452,761	$(227)	$(257,704)	363,055	$(2,926)	$192,086
Net income	—	—	—	—	—	—	94,201	—	—	94,201
Other comprehensive income, net	—	—	—	—	—	500	—	—	—	500
Issuance of common stock to 401(k) plan	—	—	56,254	—	691	—	—	—	—	691
Issuance of common stock for ESPP	—	—	54,521	—	606	—	—	—	—	606
Issuance of common stock upon exercise of stock options	—	—	1,287,430	2	5,815	—	—	—	—	5,817
Issuance of common stock upon exercise of warrant	—	—	50,000	—	89	—	—	—	—	89
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	554,239	—	14,193	—	—	—	—	14,193
Repurchase of shares to satisfy employee tax withholding	—	—	(120,197)	—	(1,434)	—	—	—	—	(1,434)
Dividends paid	—	—	—	—	(9,011)	—	—	—	—	(9,011)
Purchase of treasury stock	—	—	—	—	—	—	—	740,000	(9,057)	(9,057)
Retirement of treasury stock	—	—	(1,103,055)	(1)	—	—	(11,982)	(1,103,055)	11,983	—

Balance at December 31, 2012	20	$123	60,026,675	$60	$463,710	$273	$(175,485)	—	$—	$288,681
Net loss	—	—	—	—	—	—	(62,134)	—	—	(62,134)
Other comprehensive loss, net	—	—	—	—	—	621	—	—	—	621
Issuance of common stock to 401(k) plan	—	—	99,359	—	860	—	—	—	—	860
Issuance of common stock for ESPP	—	—	74,925	—	495	—	—	—	—	495
Issuance of common stock upon exercise of stock options	—	—	825,884	1	3,576	—	—	—	—	3,577
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	471,875	—	11,913	—	—	—	—	11,913
Repurchase of shares to satisfy employee tax withholding	—	—	(159,545)	—	(1,509)	—	—	—	—	(1,509)
Purchase of treasury stock	—	—	—	—	—	—	—	235,000	(1,651)	(1,651)
Retirement of treasury stock	—	—	(235,000)	—	(1,651)	—	—	(235,000)	1,651	—

Issuance of common stock for Talon acquisition	—	—	3,000,000	3	26,307	—	—	—	—	26,310
Issuance of 2018 Convertible Notes	—	—	—	—	14,443	—	—	—	—	14,443

Balance at December 31, 2013	20	$123	64,104,173	$64	$518,144	$894	$(237,619)	—	$—	$281,606

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net (loss) income	$(62,134)	$94,201	$49,931
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred service revenue	(12,400)	(12,300)	(12,300)
Depreciation and amortization	22,096	12,243	5,650
Stock-based compensation	12,423	14,884	22,237
Change in fair value of common stock warrants issued to non-employees	356	—	3,488
Accretion of debt discount to interest expense on 2018 Convertible Notes	43	—	—
Amortization of deferred financing costs to interest expense on 2018 Convertible Notes	101	—	—
Bad debt expense (recovery)	127	(128)	245
Loss on disposal of fixed assets	—	132	38
Non-cash foreign currency exchange loss	1,222	107	—
Impairment of FOLOTYN distribution rights	1,023	—	—
Change in fair value of contingent consideration related to acquisition	(2,871)	20	—
Change in fair value of Allos deferred development costs and deferred payment contingency	(2,869)	—	—
Changes in operating assets and liabilities:
Accounts receivable	42,559	(33,504)	(30,897)
Inventories	1,570	3,530	(6,528)
Prepaid expenses and other current assets	(359)	9,483	(7,115)
Deferred tax assets	33,252	(34,605)	—
Other assets	(8,989)	—	—
Accounts payable and other accrued obligations	(23,897)	24,038	15,711
Accrued payroll and related expenses	425	(9,726)	(1,525)
Drug development liability	(5,917)	2,376	3,519
Other long-term liabilities	2,153	1,208	834

Net cash (used in) provided by operating activities	(2,086)	71,959	43,288

Cash Flows From Investing Activities:
Sales and maturities of marketable securities	—	72,463	18,255
Purchases of marketable securities	—	(26,430)	(17,027)
Purchases of property and equipment	(161)	(312)	(475)
Purchases of available-for-sale securities	—	(1,712)	(164)
Proceeds from sale of available-for-sale securities	—	—	157
Purchase of ZEVALIN Ex-U.S. rights	—	(25,435)	—
Purchase of C-E MELPHALAN rights	(3,000)	—	—
Acquisition of Talon, net of cash acquired	(11,169)	—	—
Acquisition of Allos, net of cash acquired	—	(133,264)	—

Net cash (used in) provided by investing activities	(14,330)	(114,690)	746

Cash Flows From Financing Activities:
Proceeds from Mundipharma for FOLOTYN development	7,000	—	—
Proceeds from exercise of stock options	3,576	5,817	5,137
Proceeds from exercise of common stock warrants	—	89	24,808
Proceeds from sale of common stock under employee stock purchase plan	495	606	655
Payments to acquire treasury stock	(1,651)	(9,057)	(2,926)
Repurchase of restricted stock to satisfy employee tax withholdings at vesting	(1,509)	(1,434)	(4,032)
Payment of stock dividend	—	(9,011)	—
Repayment of capital leases	—	(9)	(31)
Proceeds from revolving line of credit	100,000	125,000	—
Repayment of revolving line of credit	(175,000)	(50,000)	—
Proceeds from 2018 Convertible Notes	120,000	—	—
Deferred financing costs	(4,573)	—	—
Proceeds from sale of common stock warrants related to 2018 Convertible Notes issuance	12,612	—	—
Payment of debt issuance costs	—	(976)	—
Purchase of common stock call options related to 2018 Convertible Notes issuance	(25,692)	—	—

Net cash provided by financing activities	35,258	61,025	23,611

Effect of exchange rates on cash and equivalents	(2,235)	202	—
Net increase (decrease) in cash and equivalents	16,608	18,496	67,645
Cash and equivalents — beginning of year	139,698	121,202	53,557

Cash and equivalents — end of year	$156,306	$139,698	$121,202

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$—	$17,157	$2,042

Cash paid for interest	$1,200	$495	$14

Retirement of treasury shares	$1,652	$11,983	$—

Inventory liability assumed in acquisitions	$—	$580	$—

Inventory included in accounts payable	$—	$5,000	$—

Conversion of preferred stock to common stock	$—	$—	$37

Common stock issued for Targent milestones	$—	$—	$11,778

Common stock issued for Talon acquisition	$26,310	—	—

See accompanying notes to consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

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

We currently market four drugs:

•	FUSILEV injection for patients in the U.S. with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN injection for patients in the U.S. and various international markets with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN injection for patients in the U.S. with relapsed or refractory peripheral T-cell lymphoma; and

•	MARQIBO injection for patients in the U.S. with Philadelphia chromosome–negative acute lymphoblastic leukemia.

We also have a pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. We have assembled an integrated in-house scientific team, including formulation development, clinical development, medical research, regulatory affairs, biostatistics and data management, and have established a commercial infrastructure for the marketing of our drug products. We also leverage the expertise of our worldwide partners to assist in the execution of our business strategies.

(b) Basis of Presentation

Principles of Consolidation

The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions among the consolidated entities have been eliminated in consolidation.

On April 1, 2012, we acquired the licensing rights outside of the U.S. to market ZEVALIN (the “ZEVALIN Rights”); on September 5, 2012, we acquired Allos Therapeutics, Inc. (“Allos”); and on July 17, 2013, we acquired Talon Therapeutics, Inc. (“Talon”). Our accompanying Consolidated Financial Statements include the assets acquired and liabilities assumed in connection with these acquisitions, in addition to the operating results and cash flows, beginning with the corresponding acquisition date for each acquisition.

Variable Interest Entity

We own fifty-percent of Spectrum Pharma Canada (a “variable interest entity,” as defined under applicable GAAP), which was organized in Quebec, Canada in January 2008. Certain of our drug clinical studies are conducted through this entity. We are obligated to fund all costs of this entity and have the sole rights to any revenue derived from its operations. Since we carry the full risks and rewards of this entity, we meet the applicable GAAP criteria as its “primary beneficiary”. As the primary beneficiary of this variable interest entity, Spectrum Pharma Canada’s balance sheets and statements of operations are included in our Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.

(c) Operating Segment

We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the years ended December 31, 2013, 2012, and 2011, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our long-lived assets are located in the U.S.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, our management evaluates its estimates, including those related to (i) revenue adjustments; (ii) the collectability of customer accounts; (iii) whether the cost of inventories can be recovered; (iv) the value of goodwill and intangible assets; (v) the realization of tax assets and estimates of tax liabilities; (vi) the likelihood of payment and value of contingent liabilities; (vii) the fair value of investments; (viii) assumptions used in reporting stock-based compensation; and (ix) the potential outcome of litigation.

Such estimates are based on our management’s judgment which takes into account historical experience and various assumptions. Nonetheless, actual results may materially differ from management’s estimates. In our judgment, the accounting policies, estimates, and assumptions described below have the potential to significantly impact our preparation of the accompanying Consolidated Financial Statements:

(i) Revenue Recognition

(a) Product Sales: We sell our products to wholesalers and distributors. Our wholesalers and distributors purchase our products and sell the products directly to end-users, such as clinics, hospitals, and private oncology-based practices. Revenue from product sales is recognized upon shipment of product when title and risk of loss have transferred to our customer, and the following additional criteria are met:

(1)	appropriate evidence of a binding arrangement exists with our customer;

(2)	price is substantially fixed and determinable;

(3)	collection from our customer is reasonably assured;

(4)	our customer’s obligation to pay us is not contingent on resale of the product;

(5)	we do not have significant obligations for future performance to directly bring about the resale of our product; and

(6)	we have a reasonable basis to estimate returns.

Our gross revenue is reduced by our gross-to-net (“GTN”) estimates, resulting in our reported “Product sales, net” in the accompanying Consolidated Statements of Operations. We defer revenue recognition in full if/when these estimates are not reasonably determinable at the time of sale.

Our GTN estimates reduce revenue in the same period that the related sale is recorded and include the following major categories:

Product Returns Allowances: Our FUSILEV customers are typically permitted to return products within six months after its expiration date, subject to certain restocking fees and preauthorization requirements. We estimate potential returns, based on several factors, including historical rates of return, customer and end-user ordering patterns, inventory held by distributors, and sell through data of distributor sales to end users. In general, returned product is not resold.

Government Chargebacks: Our products are subject to certain pricing limits under federal government programs. Qualifying entities purchase products through our distributors at the discounted price. Our distributors charge the difference between the list price and discounted price back to us, for which there may be significant lag time. Due to estimates and assumptions inherent in determining the amount and extent of government chargebacks we will incur, which take in account our estimates of which sales will be subject to government chargebacks and the amount of such chargebacks, the actual amount of government chargeback claims may be materially different from our estimates.

Discounts: Discounts (generally prompt payment discounts) are estimated at each reporting period. We review the terms of the contracts, specifically price and discount structures, and applicable payment terms to estimate its value.

Rebates: Rebates are estimated based on the customer’s actual purchase level during the rebate purchase period, and the corresponding contractual rebate tier we expect the customer to achieve.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Medicaid Rebates: Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Our calculations related to these rebate accruals require estimates, including estimates of customer mix primarily based on a combination of market and clinical research, to determine which sales will be subject to rebates and the amount of such rebates. Our estimate of utilization is based on historical claims and forecasting techniques, and supplemented by management’s judgment with respect to many factors, including changes in sales trends, an evaluation of current laws and regulations and product pricing. Due to estimates and assumptions inherent in determining the amount of our product sales subject to Medicaid rebates, and the time lag to receive these rebate notices (generally several months after the sale is made), the actual amount of these claims may be materially different from our estimates. As a result, adjustments may be recorded over several periods after the initial sale is recorded.

Distribution and Data Fees: Distribution and data fees are paid to authorized wholesalers and specialty distributors of FUSILEV and FOLOTYN as a percentage of products sold. The services provided include contract administration, inventory management, product sales reporting by customer, returns processing. We estimate these fees based on a percentage of FUSILEV and FOLOTYN revenues that are governed by distribution agreements.

(b) License Fees: We recognize license fees based on the terms of each contractual agreement. In general, this results in periodic revenue recognition as the third-party licensee has sales for which we are entitled to a royalty, or in certain cases, a lump-sum license fee in which revenue is recognized in that period.

(c) Service Revenue: We receive fees under certain arrangements for our research and development services. These services are generally undertaken in connection with a collaboration agreement with another pharmaceutical company. Payment may be triggered by the successful completion of a phase of development, results from a clinical trial, acceptance of an NDA or an equivalent filing, and/or regulatory approval. We recognize revenue when the corresponding milestone is achieved, or the revenue is otherwise earned through our on-going activities.

(ii) Cash and Equivalents

Cash and equivalents consist of highly liquid investments with original maturities of three months or less from the original purchase date.

(iii) Marketable Securities

Marketable securities are equity securities. These are classified as available-for-sale, with any unrealized change in value reflected in “unrealized gain (loss) on securities” on the accompanying Consolidated Statements of Comprehensive Income (Loss).

(iv) Accounts Receivable

Accounts receivable are recorded at the invoiced amount, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.

(v) Inventories

We value inventory at the lower of the actual cost to purchase or manufacture the inventory, or the market value for such inventory (i.e., net realizable value). Cost is determined on the first-in, first-out method (FIFO). We regularly review inventory quantities in process and on hand, and when appropriate, record a provision for obsolete and excess inventory to reduce it to its net realizable value.

(vi) Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over its estimated useful lives. In the case of leasehold improvements, depreciation is over the shorter of the estimated useful life or remaining term of the lease. We evaluate the recoverability of long-lived assets (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable through on-going operations.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

(vii) Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets of the acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually unless there are interim impairment indicators. We perform our annual evaluation as of October 1 each year.

We evaluate the recoverability of indefinite and definite lived intangible assets at least annually, or whenever events or changes in our business indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to the following:

(a)	a significant decrease in the market value of an asset;

(b)	a significant adverse change in the extent or manner in which an asset is used; or

(c)	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

(viii) Stock-Based Compensation

We recognize stock-based compensation expense for employees and directors over the equity award vesting period, based on its fair value at the date of grant. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized is net of an estimated forfeiture rate, which is updated as appropriate.

We use the Black-Scholes option pricing model to determine the fair value of stock option grants with service conditions for vesting and the Monte Carlo valuation model to value certain equity awards with market conditions and service conditions for vesting. These models require the use of highly subjective assumptions, including the probability of the achievement of certain market capitalization levels.

(ix) Foreign Currency Translation

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

(x) Comprehensive Income (Loss)

Comprehensive income (loss) is calculated in accordance with authoritative guidance which requires the disclosure of all components of comprehensive income, including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources.

(xi) Basic and Diluted Net (Loss) Income per Share

We calculate basic and diluted net (loss) income per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only dilutive stock options, warrants, and other common stock equivalents outstanding during the period.

(xii) Income Taxes

Deferred tax assets and liabilities are recorded based on the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

We have recorded a valuation allowance to reduce our net deferred tax assets, because we believe that, based upon a weighting of positive and negative factors, it is more likely than not that these deferred tax assets will not be realized. If we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance of our deferred tax

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

assets would increase net income in the period such determination was made. In the event that we were assessed interest and/or penalties from taxing authorities, such amounts would be included in “income tax expense” within the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the notice was received.

(xiii) Research and Development Costs

Research and development costs are expensed as incurred.

(xiv) Fair Value Measurements

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

“Cash and equivalents” within our accompanying Consolidated Balance Sheets include certificates of deposit and money market funds that are valued utilizing Level 2 inputs. “Marketable securities” consist of publicly-traded equity instruments that are valued utilizing Level 1 inputs.

The fair value of our “drug development liability” and our “deferred payment contingency” within our accompanying Consolidated Balance Sheets was valued using a model commonly referred to as the discounted income approach model. The unobservable inputs (i.e., Level 3 inputs) in this valuation model that have the most significant effect on these liabilities include (i) internal estimates of research and development personnel costs needed to perform the research and development services, (ii) estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed, and (iii) an appropriate discount rate for these expenditures. These inputs are reviewed for reasonableness by management on at least on a quarterly basis.

“Acquisition-related contingent obligations” within our accompanying Consolidated Balance Sheets represent future amounts we may be required to pay in conjunction with various business combinations. See Note 10(a) for a discussion of CVRs granted as part of our acquisition of Talon, and Note 10(b) for the fair value of the liability associated with FDA approval of C-E MELPHALAN. These liabilities are valued using Level 3 inputs and include probabilities and assumptions related to the timing and likelihood of achievement of regulatory and sales milestones.

3.	BALANCE SHEET ACCOUNT DETAIL

(a) Cash and Equivalents and Marketable Securities

As of December 31, 2013, we held substantially all of our cash and equivalents, and marketable securities at major financial institutions.

Our investment policy requires that investments in marketable securities be in only highly-rated instruments, which are primarily U.S. treasury bills or U.S. treasury-backed securities, with limitations on investing in securities of any single issuer. We maintain cash balances in excess of federally insured limits with reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation (FDIC) and other third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments and do not invest in long-term maturity instruments.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Cash and equivalents and marketable securities, including long term bank certificates of deposits, and investments totaled $159.8 million and $143.0 million as of December 31, 2013 and 2012, respectively. The carrying amount of our money market funds and bank certificate of deposits (“Bank CDs”) approximates its fair value (utilizing Level 2 inputs – see Note 2(x)) because of our ability to immediately convert these instruments into cash with minimal change in value.

The following is a summary of our cash and equivalents and marketable securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and equivalents	Marketable Securities
						Current	Long Term
December 31, 2013
Bank deposits	$55,911	$—	$—	$55,911	$55,911	$—	$—
Money market funds	100,395			100,395	100,395
Bank CDs	410	—	—	410	—	410	—
Mutual funds	3,061	—	—	3,061	—	3,061	—

Total cash and equivalents and marketable securities	$159,777	$—	$—	$159,777	$156,306	$3,471	$—

December 31, 2012
Bank deposits	$128,000	$—	$—	$128,000	$128,000	$—	$—
Money market funds	11,698			11,698	11,698
Bank CDs	987	—	—	987	—	987	—
Mutual funds	2,323	—	—	2,323	—	2,323	—

Total cash and equivalents and marketable securities	$143,008	$—	$—	$143,008	$139,698	$3,310	$—

As of December 31, 2013, none of these securities had been in a continuous unrealized loss position longer than one year.

(b) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012
Computers and software	$5,154	$4,540
Lab and media equipment	1,063	886
Office furniture and equipment	1,575	1,492
Leasehold improvements	2,813	2,799
Assets held under capital lease obligations	—	146

Property and equipment, at cost	10,605	9,863
(Less): accumulated depreciation and amortization	(9,070)	(7,315)

Property and equipment, net	$1,535	$2,548

Depreciation and amortization expense for property and equipment (including leasehold improvements) for the years ended December 31, 2013, 2012, and 2011 was $1.2 million, $1.2 million, and $0.9 million, respectively.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

(c) Inventories

Inventories, net consist of the following:

	December 31,
	2013	2012
Raw materials	$1,794	$887
Work in process	3,312	7,302
Finished goods	8,413	6,289

Inventories	$13,519	$14,478

(d) Intangible Assets and Goodwill

Intangible assets consist of the following:

		December 31, 2013
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (years)	Remaining Amortization Period (years)
MARQIBO IPR&D	$17,600	$—	$—	$—	$17,600	n/a	n/a
MELPHALAN IPR&D	7,700	—	—	—	7,700	n/a	n/a
MARQIBO developed technology	26,900	(1,107)	—	—	25,793	11	11
ZEVALIN marketing rights – U.S.	41,900	(23,455)	—	—	18,445	10	5
ZEVALIN marketing rights – Ex-U.S.	23,490	(5,343)	682	—	18,829	8	6
FUSILEV developed technology	16,778	(4,821)	—	—	11,957	11	8
FOLOTYN distribution rights*	27,900	(3,662)	—	(1,023)	23,215	10	9
FOLOTYN developed technology	118,400	(10,587)	—	—	107,813	13	12

Total intangible assets	$280,668	$(48,975)	$682	$(1,023)	$231,352

*	On May 29, 2013, we amended our collaboration agreement with Mundipharma in order to modify the scope of their licensed territories and the respective development obligations. As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. The modification of our associated royalty and milestone rights constituted a change in the contractual provisions under which we measured our original acquired intangible asset (i.e., the FOLOTYN distribution rights). We determined that an impairment of the FOLOTYN distribution rights of $1.0 million resulted from the amendment and is recorded in the “amortization and impairment of intangible assets” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2013.

	December 31, 2012
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Net Amount
ZEVALIN marketing rights – U.S.	$41,900	$(19,735)	$—	$22,165
ZEVALIN marketing rights – Ex-U.S.	23,490	(2,192)	(355)	20,943
FUSILEV developed technology	16,778	(2,980)	—	13,798
FOLOTYN distribution rights	27,900	(895)	—	27,005
FOLOTYN developed technology	118,400	(2,077)	—	116,323

Total intangible assets	$228,468	$(27,879)	$(355)	$200,234

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Intangible asset amortization expense recognized in 2013, and 2012, and 2011 was $21.2 million, $8.8 million, and $4.7 million, respectively. Estimated intangible asset amortization expense (excluding incremental amortization from the reclassification of IPR&D to developed technology) for the five succeeding years and thereafter is as follows:

Years Ending December 31
2014	$22,468
2015	22,468
2016	22,468
2017	22,468
2018	22,313
2019 and thereafter	93,867

$206,052

Goodwill is comprised of the following (by source):

	December 31, 2013	December 31, 2012
Acquisition of Talon	$10,526	—
Acquisition of ZEVALIN Rights	2,525	$2,525
Acquisition of Allos	5,346	4,791
Foreign exchange translation effects	104	(37)

	$18,501	$7,279

(e) Other assets

Other assets are comprised of the following:

	December 31, 2013	December 31, 2012
Investments in equity securities	$3,593	$2,476
Deposits	190	304
Debt issuance cost	3,432	814
Life insurance cash surrender value	5,361	2,881

	$12,576	$6,475

(f) Accounts payable and other accrued obligations

Accounts payable and other accrued obligations are comprised of the following:

	December 31,
	2013	2012
Trade payables	$12,796	$30,814
Accrued rebates	28,893	11,023
Accrued product royalty	9,498	12,275
Allowance for returns	2,900	5,056
Accrued data and distribution fees	2,430	8,449
Accrued GPO administrative fees	2,327	2,650
Inventory management fee	616	3,050
Accrued income taxes	3	2,522
Allowance for chargebacks	5,074	15,153
Accrued drug development costs	6,433	11,441
Other accrued obligations	8,867	2,819

	$79,837	$105,252

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Amounts presented within “accounts payable and other accrued obligations” in the accompanying Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Prompt Pay Discount	Returns

Balance as of December 31, 2011	$9,064	$9,808	$992	$4,000
Allos accruals assumed	2,371	182	—	941
Add: provisions (recovery)	91,059	32,793	4,814	159
Less: credits or actual allowances	(76,318)	(28,634)	(4,355)	(44)

Balance as of December 31, 2012	26,176	14,149	1,451	5,056
Add: provisions (recovery)	63,609	19,067	183	(2,034)
Less: credits or actual allowances	(55,818)	(27,843)	(1,317)	(122)

Balance as of December 31, 2013	$33,967	$5,373	$317	$2,900

(g) Other long-term liabilities

Other long-term liabilities are comprised of the following:

	December 31,
	2013	2012
Accrued executive deferred compensation	$3,949	$2,366
Deferred rent (non-current portion)	366	571
Business acquisition liability	298	298
Other tax liabilities	1,352	1,132

	$5,965	$4,367

4.	GROSS-TO-NET PRODUCT SALES

The below table presents a GTN product sales reconciliation for the accompanying Consolidated Statement of Operations:

	2013	2012	2011
Gross product sales	$224,301	$383,817	$220,670
Rebates and government chargebacks	(63,610)	(91,059)	(22,190)
Distribution and data fees and group purchasing organizations fees	(19,067)	(32,793)	(11,637)
Prompt pay discounts	(183)	(4,814)	(4,086)
Product returns allowance	2,034	(159)	(2,094)

Product sales, net	$143,475	$254,992	$180,663

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

5.	PRODUCT SALES, NET BY GEOGRAPHIC REGION AND PRODUCT LINE

The below table presents product sales, net by geography for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013		2012		2011
United States	$133,462	93.0%	$245,697	96.4%	$180,663	—%

International:
Europe	3,953	2.8%	3,113	1.2%	—	—%
Asia Pacific	6,060	4.2%	6,182	2.4%	—	—%

Total International	10,013	7.0%	9,295	3.6%	—	—%

Product sales, net	$143,475	100.0%	$254,992	100.0%	$180,663	100.0%

The below table presents product sales, net by product line for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013		2012		2011

FUSILEV	$68,397	47.7%	$204,253	80.1%	$153,110	84.7%
FOLOTYN	44,370	30.9%	20,412	8.0%	—	—%
ZEVALIN	29,393	20.5%	30,327	11.9%	27,553
MARQIBO	1,315	0.9%	—	—%	—	—%

Product sales, net	$143,475	100.0%	$254,992	100.0%	$180,663	15.3%

6.	STOCK-BASED COMPENSATION

2009 Stock Incentive Plan

We have one active stockholder-approved stock-based compensation plan, the 2009 Incentive Award Plan (the “2009 Plan”), which replaced our former stockholder-approved plans. We may grant incentive stock options, non-qualified options, restricted stock awards, and stock appreciation rights under the 2009 Plan.

The maximum number of our common stock available for issuance under the 2009 Plan is 10.0 million shares. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the 2009 Plan increases by the greater of (i) 2.5 million shares or (ii) a number of shares such that the total number of shares of common stock available for issuance under the 2009 Plan shall equal 30% of the then number of shares of common stock issued and outstanding. As of December 31, 2013, 5.7 million shares were available for grant. It is our policy that before stock is issued through the exercise of stock options, we must first receive all required cash payment for such shares (whether through an upfront cash exercise or net-settlement exercise).

Stock-based awards are governed by agreements between us and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2009 Plan at an exercise price of not less than 100% of the closing fair market value of our common stock on the respective date of grant. The grant date is generally the date the award is approved by the Compensation Committee of the Board of Directors, though for aggregate awards of 50,000 or less in each quarter, the grant date is the date the award is approved by our Chief Executive Officer.

Stock-based awards generally vest 25% on the first anniversary of the date of grant, or for new hires, the first anniversary of their initial date of employment. Awards vest monthly thereafter on a straight-line basis over three years. Stock options must be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment, vested stock options may be exercised within 90 days from the last date of employment. In the event of an optionee’s death, disability, or retirement, the exercise period is 365 days from the last date of employment.

Employee Stock Purchase Plan

Under the terms of our 2009 Employee Stock Purchase Plan (the “ESPP”), eligible employees can purchase common stock through payroll deductions. The purchase price is equal to the closing price of our common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. We use the Black-Scholes option-pricing model, in combination with the

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

discounted employee price, in determining the value of ESPP expense to be recognized during each offering period. A participant may purchase a maximum of 50,000 shares of common stock during a six-month offering period, not to exceed $25,000 worth of stock on the offering date during each plan year.

A total of 5.0 million shares of common stock are authorized for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall increase by an amount equal to the lesser of (i) 1 million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10.0 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.

Stock-Based Compensation Expense Summary

We classify our stock-based compensation expense (inclusive of our 2009 Plan, ESPP, and 401(k) matching) in the accompanying Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within operating expenses for years ended December 31, 2013, 2012, and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
Selling, general and administrative	$10,762	$13,041	$20,609
Research and development	2,017	1,843	1,628

Total	$12,779	$14,884	$22,237

Employee stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 8%, 5%, and 5% for the years ended December 31, 2013, 2012, and 2011.

Valuation Assumptions – Restricted Stock and Stock Options

The grant-date fair value per share for restricted stock awards was based upon the closing market price of our common stock on the award grant-date.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2013	2012	2011
Expected option life (in years) (a)	4.95	4.50	4.93
Risk-free interest rate (b)	0.35% - 0.78%	0.34% - 0.51%	0.82% - 2.4%
Volatility (c)	58.3% - 71.5%	64.2% -73.6%	55.8%
Dividend yield (d)	0%	0%	0%
Weighted-average grant-date fair value per stock option	$4.66	$6.20	$2.65

(a)	Determined by the historical stock option exercise behavior of our employees (maximum term is 10 years).
(b)	Based upon the U.S. Treasury yields in effect during the period which the options were granted (for a period equaling the stock options’ expected term).
(c)	Measured using our historical stock price for a period equal to stock options’ expected term.
(d)	We do not expect to declare any cash dividends in the foreseeable future.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Stock Option Activity

Stock option activity during the years ended December 31, 2013, 2012, and 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2010	8,397,094	$4.17
Granted	3,622,150	7.92
Exercised	(1,126,257)	4.07		$8,255	(1)
Forfeited	(547,479)	4.81
Expired	(159,987)	5.17

Outstanding — December 31, 2011	10,185,521	$5.46
Granted	1,821,915	11.57
Exercised	(1,287,430)	4.52		$11,500	(1)
Forfeited	(316,825)	7.93
Expired	(3,916)	7.69

Outstanding — December 31, 2012	10,399,265	$6.57
Granted	2,041,300	8.92
Exercised	(825,884)	4.40		$3,435	(1)
Forfeited	(202,882)	8.22
Expired	(82,581)	8.91

Outstanding — December 31, 2013	11,329,218	$7.10	7.0	$25,849	(2)

Vested (exercisable) — December 31, 2013	7,876,025	$6.11	6.2	$24,080	(2)

Unvested (unexercisable) — December 31, 2013	3,453,193	$9.38	8.9	$1,770	(2)

(1)	Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)	Represents the total difference between our closing stock price on the last trading day of 2013 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2013. The amount of intrinsic value will change based on the fair market value of our stock.

The following table summarizes information with respect to stock option grants as of December 31, 2013:

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.92 – 3.15	1,192,794	4.5	$2.16	1,192,794	$2.16
$3.55 – 4.95	1,924,904	5.9	4.23	1,865,794	4.23
$5.05 – 6.90	2,862,699	5.5	6.26	2,565,220	6.19
$7.00 – 8.99	2,329,167	8.2	8.17	1,147,138	8.26
$9.00 – 16.32	3,019,654	9.2	10.86	1,105,079	11.09

	11,329,218	7.0	$7.10	7,876,025	$6.11

As of December 31, 2013, there was unrecognized compensation expense of $12.4 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.54 years.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Restricted Stock Activity

A summary of restricted stock activity is as follows:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested as of December 31, 2010	359,500	$3.96
Granted	1,781,000	12.48
Vested	(1,104,025)	12.33
Forfeited	(83,950)	4.78

Unvested — December 31, 2011	952,525	10.11
Granted	586,639	11.76
Vested	(472,160)	10.26
Forfeited	(32,400)	9.57

Unvested — December 31, 2012	1,034,604	11.00
Granted	523,800	8.74
Vested	(501,660)	9.72
Forfeited	(49,625)	10.60

Unvested — December 31, 2013	1,007,119	$10.09

*	Represents our stock price on the vesting date multiplied by the number of vested shares.

	2013	2012	2011
Restricted stock expense	$4,202	$6,500	$4,100

As of December 31, 2013, there was approximately $6.5 million of unrecorded expense related to issued restricted stock that will be recognized over an estimated weighted average period of 2.4 years.

401(k) Plan – Stock Matching Contribution

We issued shares of common stock to our employees in connection with our 401(k) program, partially matching our employee contributions, as summarized below:

	2013	2012	2011
Shares of common stock issued	99,359	56,254	65,889
Match contribution value**	$860	$691	$593

**	Represents our stock price on the date of the stock match multiplied by the number of shares of common stock issued.

7.	STOCKHOLDERS’ EQUITY

Authorized Stock

On December 13, 2010, we filed the Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock with the Delaware Secretary of State which authorized 1.5 million shares to be designated as Series B Junior Participating Preferred Stock. On June 13, 2011, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 100.0 million shares to 175.0 million shares. The amendment was filed with the Delaware Secretary of State on June 24, 2011. As of December 31, 2013, we also had 5.0 million shares of preferred stock authorized, of which 1.5 million shares were designated as Series B Junior Participating Preferred Stock and 2,000 shares were designated as Series E Convertible Voting Preferred Stock.

Stockholder Rights Agreement

On November 29, 2010, our Board of Directors approved a replacement rights agreement, effective December 13, 2010, that replaced the stockholder rights agreement which was originally adopted in 2000. This replacement rights agreement will extend until December 13, 2020. A stockholder rights agreement is designed to deter coercive, unfair, or inadequate takeovers and other abusive

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

tactics that might be used in an attempt to gain control of the Company. A stockholder rights agreement will not prevent takeovers at a full and fair price, but rather is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire the Company to first negotiate with our Board of Directors.

Under the terms of the new Stockholder Rights Agreement, the rights become exercisable upon the earlier of 10 days after a person or group of affiliated or associated persons has acquired 15% or more of the outstanding shares of our common stock or 10 business days after a tender offer has commenced that would result in a person or group beneficially owning 15% or more of our outstanding common stock. These rights could delay or discourage someone from acquiring our business, even if doing so would benefit our stockholders. We currently have no stockholders who own 15% or more of the outstanding shares of our common stock. Five days after the rights become exercisable, each right, other than rights held by the person or group of affiliated persons whose acquisition of more than 15% of our outstanding common stock caused the rights to become exercisable, will entitle its holder to buy, in lieu of shares of Series B Preferred Stock, a number of shares of our common stock having a market value of twice the exercise price of the rights. After the rights become exercisable, if we are a party to certain merger or business combination transactions or transfers 50% or more of our assets or earnings power (as defined), each right will entitle its holder to buy a number of shares of common stock of the acquiring or surviving entity having a market value of twice the exercise price of the right.

Series E Preferred Stock

In September 2003, we received gross cash proceeds of $20.0 million in exchange for the issuance of 2,000 shares of our Series E Convertible Voting Preferred Stock, convertible into 4.0 million shares of common stock. As of December 31, 2013 and 2012, 20 shares of Series E Preferred Stock were outstanding. No dividends are payable on the Series E Preferred Stock. Pursuant to certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock, we have the option to redeem all of the unconverted Series E Preferred Stock outstanding at the end of a 20-day trading period if, among other things, in that period our common stock trades above $12.00 per share.

In the event we are the subject of any voluntary or involuntary liquidation, dissolution or winding up, before any distribution of our assets shall be made to the common stockholders, the holders of the Series E Preferred Stock shall be entitled to receive a liquidation preference in an amount equal to 120% of the stated value per share plus any declared and unpaid dividends thereon.

Common Stock Reserved for Future Issuance

As of December 31, 2013, approximately 28.1 million shares of our common stock were issuable upon conversion or exercise of rights granted, or to be granted, as summarized below:

Conversion of Series E Preferred Stock	40,000
2018 Convertible Notes	11,400,000
Exercise of issued employee stock options	11,329,218
Exercise of issued warrants	445,000
ESPP shares reserved	4,540,986
Long-term retention and management incentive plan shares	346,500

Total shares of common stock reserved for future issuances	28,101,704

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents and consultants. Our outstanding warrants expire on varying dates through December 2015. A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2010	4,192,312	$6.45
Expired	(3,747,312)	6.62

Outstanding — December 31, 2011	445,000	$5.04
Exercised	(50,000)	1.79

Outstanding — December 31, 2012	395,000	$5.45
Granted	50,000	7.51

Outstanding — December 31, 2013	445,000	$6.39

Exercisable — December 31, 2013	407,500	$6.29

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

8.	NET (LOSS) INCOME PER SHARE

Net (loss) income per share was computed by dividing net (loss) income by the weighted average number of common shares outstanding for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(62,134)	$94,201	$49,931

Weighted average shares - basic	60,729,128	58,588,916	53,272,767
Net (loss) income per share - basic	$(1.02)	$1.61	$0.94

Weighted average shares - diluted	60,729,128	64,637,256	57,959,714
Net (loss) income per share - diluted	$(1.02)	$1.46	$0.86

The following summarizes the amounts used in computing basic and diluted net income per share, for the years ended 2012 and 2011:

	Net Income (numerator)	Weighted- Average Shares Outstanding (Denominator)	Net Income Per Share
Year Ended December 31, 2012
Basic net income per share:	$94,201	58,588,916	$1.61

Diluted net income per share:
Dilutive preferred shares		40,000
Dilutive common stock options		4,749,299
Incremental common stock assumed issued on exercise of in-the-money warrants		224,437
Unvested restrictive stock awards		1,034,604

Diluted net income per share	$94,201	64,637,256	$1.46

	Net Income (numerator)	Weighted- Average Shares Outstanding (Denominator)	Net Income Per Share
Year Ended December 31, 2011
Basic net income per share:	$49,931	53,272,767	$0.94

Diluted net income per share:
Dilutive preferred shares		40,000
Dilutive common stock options		4,185,224
Change in common stock related to Targent and management incentive plan milestones, as if they had been issued at the beginning of the quarter earned		248,193
Incremental common stock assumed issued on exercise of in-the-money warrants		200,656
Unvested restrictive stock awards		12,874

Diluted net income per share	$49,931	57,959,714	$0.86

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Our outstanding securities were excluded from the above calculation of net (loss) per share, using the treasury stock and if-converted method, as applicable, because their impact would have been anti-dilutive due to net (loss) per share in 2013:

	Year Ended December 31,
	2013	2012	2011
2018 Convertible Notes	343,600	—	—
Common stock options	2,934,625	—	—
Restricted stock awards	1,007,119	—	—
Common stock warrants	160,816	—	—
Preferred stock	40,000	—	—

Total	4,486,160	—	—

9.	FAIR VALUE MEASUREMENTS

The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among three fair value measurement categories (as described within Note 2 (x)):

	December 31, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Assets:
Bank CDs	$—	$410	$—	$410
Money market currency funds	—	100,395	—	100,395
Mutual funds	—	3,061	—	3,061
Deferred compensation investments, including life insurance cash surrender value	—	5,361	—	5,361
Equity securities	3,593	—	—	3,593

	$3,593	$109,227	$—	$112,820

Liabilities:
Deferred executive compensation liability	—	3,949	—	3,949
Deferred development costs	—	—	17,742	17,742
Ligand Contingent Consideration	—	—	4,000	4,000
Talon CVR	—	—	4,329	4,329

	$—	$3,949	$26,071	$30,020

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

	December 31, 2012 Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Assets:
Bank CDs	$—	$987	$—	$987
Money market currency funds		11,698	—	11,698
Mutual funds	—	2,323	—	2,323
Deferred compensation investments, including life insurance cash surrender value	—	2,881	—	2,881
Equity securities	2,480	—	—	2,480

	$2,480	$17,889	$—	$20,369

Liabilities:
Deferred executive compensation liability	—	2,365	—	2,365
Deferred development costs	—	—	12,233	12,233
Deferred payment contingency	—	—	2,287	2,287
Ligand Contingent Consideration	—	—	—	—

	$—	$2,365	$14,520	$16,885

We did not have any transfers between Levels 1 and 2 for all periods presented. The following presents a roll forward of our liabilities for which we utilize Level 3 inputs (see Note 2(x)) in determining period-end value. These liabilities are included on our Consolidated Balance Sheets within “acquisition related contingent obligations” and “accrued and deferred development costs, less current portion”. The basis of the Level 3 inputs utilized are discussed in the referenced Notes to these Consolidated Financial Statements for each.

Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, excluding acquisition related contingent consideration liabilities, approximate their related fair values due to their short-term nature.

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2011	$—
Transfers in (out)	—
Deferred development costs	12,233
Deferred payment contingency	2,287

Balance at December 31, 2012	14,520
Transfers in (out)	—
Deferred development costs (see Note 13)	5,509
Deferred payment contingency (see Note 13)	(2,287)
Ligand Contingent Consideration (see Note 10(b))	4,000
Talon CVR (see Note 10(a))	4,329

Balance at December 31, 2013	$26,071

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

10.	BUSINESS COMBINATIONS

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

Since July 17, 2013, the results of operations of the former Talon business have been included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2013. From July 17, 2013 through December 31, 2013, our revenue derived from the former Talon business was approximately $1.3 million. We had nominal earnings from the Talon business during this period.

The Talon purchase consideration comprised of (i) an aggregate upfront cash amount of $11.3 million, (ii) issuance of 3.0 million shares of our common stock, then equivalent to $26.3 million (based on a closing price of $8.77 per share on July 17, 2013), and (iii) the issuance of contingent value rights (“CVR”) initially valued by us at $6.5 million.

The CVR was valued using a valuation model that probability-weights expected outcomes (ranging from 50% to 100%) and discounts those amounts to their present value, using a discount rate of 25% (these represent unobservable inputs and are therefore classified as Level 3 inputs – see Note 3 (x)). The CVR has a maximum payout of $195.0 million if all sales and regulatory approval milestones are achieved, as summarized below:

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

Direct Costs of the Talon Acquisition

Our direct costs of the Talon acquisition included employee severance, banker, legal, and accounting fees which aggregated to $5.7 million. This amount is included in “selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations for the year ended December 31, 2013.

Consideration Transferred

The Talon acquisition purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the acquisition date. The following table summarizes the purchase price:

Cash consideration	$11,300
CVR	6,500
Spectrum shares of common stock	26,300

Total purchase consideration	$44,100

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Fair Value Estimate of Assets Acquired and Liabilities Assumed

Under the purchase method of accounting, the total purchase consideration is allocated to Talon net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The following table summarizes the estimated fair value of the net assets acquired on July 17, 2013:

Cash and equivalents	$131
Inventory	611
Prepaid expenses and other current assets	109
Property and equipment	30
Identifiable intangible assets	44,500

Total assets acquired	45,381

Accounts payable & accrued liabilities	5,231
Deferred tax liability	6,576

Total liabilities assumed	11,807

Net assets acquired	$33,574

Goodwill	$10,526

The acquired intangible assets consisted of developed technology and in-process research and development (“IPR&D”) for MARQIBO treatment of acute lymphoblastic leukemia (“ALL”) and MARQIBO treatment of non-Hodgkin’s lymphoma (“NHL”) as follows in the table below:

	Value of Intangible Assets Acquired	Amortization Period*
Developed technology —MARQIBO for ALL	$26,900	13 years
IPR&D —MARQIBO for NHL	17,600		(1)

Total identifiable intangible assets	$44,500

*	Recognized on a straight-line basis.
(1)	IPR&D is an intangible asset classified as an indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. IPR&D is not amortized during this period, but rather tested for impairment.

The fair value of the acquired IPR&D technology assets was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts.

Goodwill

Goodwill presented above of $10.5 million represents the difference of the Talon business purchase price of $44.1 million minus the net assets acquired of $33.6 million. This goodwill includes benefits that we believe will result from combining the operations of Talon with ours, as well as the know-how associated with the MARQIBO compounds for future product development. In accordance with applicable GAAP, we will not amortize goodwill associated with the Talon acquisition, though it will be subjected to annual impairment testing. This goodwill is not deductible for income tax purposes.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information is presented to reflect the results of the Company’s consolidated operations for the years ended December 31, 2013 and 2012, as if the acquisition of Talon had occurred on January 1, 2012. To reflect the combined businesses, adjustments have been made to exclude one-time transaction costs and employee severance costs that were directly associated with the Talon acquisition. These pro forma results have been prepared for informational purposes only and may not be indicative of what operating results would have been, had the acquisition actually taken place on January 1, 2012, and may not be indicative of future operating results.

	Year Ended December 31,
	2013	2012
Pro Forma Total revenues	$155,854	$267,707
Pro Forma Total costs and operating expenses	200,651	210,433
Pro Forma Net (loss) income	(68,146)	57,274
Pro Forma Net (loss) income per share – basic	$(1.12)	$0.98
Pro Forma Net (loss) income per share – diluted	$(1.12)	$0.89

Talon CVR Fair Value as of December 31, 2013

The CVR fair value will continue to be evaluated on a quarterly basis. Any changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisition” in the accompanying Consolidated Statements of Operations.

Fair Value of Talon CVR
July 17, 2013	$6,500
Fair value adjustment for year ended December 31, 2013	(2,171)

December 31, 2013	$4,329

(b) Acquisition of Rights to Captisol-Enabled ® MELPHALAN

Overview of Acquisition of Rights to C-E MELPHALAN

On March 8, 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled ®, propylene glycol-free MELPHALAN (“C-E MELPHALAN”) from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”). C-E MELPHALAN is currently in a pivotal trial being conducted by Ligand for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. We assumed full responsibility for its ongoing clinical and regulatory development program. Under the agreement, we paid Ligand a license fee of $3.0 million on April 1, 2013. We are required to pay Ligand additional amounts up to an aggregate $66.0 million, upon the achievement of certain regulatory milestones and net sales thresholds (“Ligand Contingent Consideration”). We also must pay royalties in the range of 15% to 25% on net sales of licensed products in all territories.

We accounted for the acquisition of these rights as a business combination, using the acquisition method of accounting. This requires that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Aggregate transaction costs of $15,000 are included in “selling, general and administrative expenses” within the accompanying Consolidated Statements of Operations for the year ended December 31, 2013.

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following items:

Cash consideration	$3,000
Ligand Contingent Consideration	4,700

Total purchase consideration	$7,700

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Fair Value Estimate of Asset Acquired and Liability Assumed

The total purchase consideration is allocated to the acquisition of the tangible and intangible assets acquired and liabilities assumed. These amounts are based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows:

IPR&D—C-E MELPHALAN rights	$7,700

Acquired IPR&D is an intangible asset that is classified as indefinite-lived until the completion or abandonment of the associated R&D effort, and is subject to impairment testing. C-E MELPHALAN rights will be amortized over an estimated useful life to be determined at the date the project is complete.

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

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and are therefore classified as Level 3 inputs – see Note 3(x)), which assumes that FDA approval of C-E MELPHALAN will occur on or about December 31, 2015. Upon receipt of FDA approval, we will be obligated to make a milestone payment of $6.0 million to Ligand.

We do not consider this acquisition to represent a material business combination; accordingly, we have not presented pro forma results of our combined operations that are otherwise required.

Ligand Contingent Consideration Fair Value as of December 31, 2013

The Ligand Contingent Consideration fair value will continue to be evaluated on a quarterly basis. Any changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to Ligand Contingent Consideration fair value are recognized within “fair value of contingent consideration related to acquisition” in the accompanying Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
March 8, 2013	$4,700
Fair value adjustment for year ended December 31, 2013	(700)

December 31, 2013	$4,000

(c) Allos Acquisition

We acquired Allos Therapeutics, Inc. (“Allos”) on September 5, 2012, which was accounted for as a business combination. Our total consideration for this acquisition was $205.2 million, through which we acquired FOLOTYN development technology and FOLOTYN distribution rights.

11.	REVOLVING LINE OF CREDIT

We entered into a credit agreement on September 5, 2012 with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender, as amended July 16, 2013 (the “Credit Agreement”). The Credit Agreement provided us with a committed $50.0 million revolving line of credit facility (the “Credit Facility”). The Credit Facility was to expire on September 5, 2014, though we repaid it in full, then immediately terminated it on December 20, 2013 in connection with the sale and issuance of our 2018 Convertible Notes.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

The Credit Facility bore interest, at our election, at a rate equal to the London Interbank Offer Rate (LIBOR), or the base rate, plus an applicable margin (2.75% to 4.25%, dependent on a defined liquidity ratio).

We incurred $1.0 million in related loan costs and fees in securing the Credit Facility, which were capitalized and recognized within “other assets” on our accompanying Consolidated Balance Sheets. This amount was amortized through “interest expense” to the accompanying Consolidated Statements of Operations, using the effective interest method, initially over the term of the Credit Facility, though the remaining unamortized portion was fully expensed in December 2013 when it was repaid and terminated.

An unused line fee was payable quarterly in an amount ranging from 0.375% to 0.625% of the sum of the average daily unused portion of the facilities during any quarter based upon consolidated leverage ratio as at the last test date. A customary fee was also payable to the administrative agent on an annual basis in advance.

We recognized $1.2 million, $0.5 million, and $-0- in 2013, 2012, and 2011, respectively, within “interest expense” for this retired Credit Facility on the accompanying Consolidated Statements of Operations.

12.	CONVERTIBLE SENIOR NOTES

On December 17, 2013, we entered into an agreement for the sale of $120.0 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price is subject to adjustment under certain limited circumstances, as defined in the Indenture. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2014. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.

On December 23, 2013 net proceeds from the sale of the 2018 Convertible Notes were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these net proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Note Hedge”). We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Consolidated Balance Sheets. Under applicable GAAP, the Note Hedge transaction is not expected to be marked-to-market through earnings or comprehensive income in future reporting periods.

We entered into Note Hedge transactions to reduce the potential dilution to our common stock and/or offset any cash payments that we are required to make in excess of the principal amount, upon conversion of the 2018 Convertible Notes (in the event that the market price of our common stock is greater than the conversion price). The strike price of the “bought call” is equal to the conversion price and conversion rate of the 2018 Convertible Notes, matching the 11.4 million common shares the 2018 Convertible Notes may be converted into. The strike price of our “sold warrant” is $14.03 per share of our common stock, and is also for 11.4 million common shares.

As of December 31, 2013, the 2018 Convertible Notes were not convertible. Prior to June 15, 2018, holders may convert all or a portion of their 2018 Convertible Notes only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of 2018 Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; (3) upon the occurrence of certain corporate transactions; or (4) at any time we have not received stockholder approval, as that term is defined in the Indenture governing the 2018 Convertible Notes. On and after June 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2018 Convertible Notes at any time, regardless of the foregoing circumstances.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

We initially may only settle conversions of the 2018 Convertible Notes by delivering shares of our common stock. However, if we obtain stockholder approval in accordance with applicable NASDAQ rules, we may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election.

The carrying values of the 2018 Convertible Notes as of December 31, 2013 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(28,520)

December 31, 2013 net carrying amount of 2018 Convertible Notes	$91,480

The following table sets forth the components of total “interest expense” recognized in the accompanying Consolidated Statements of Operations for the 2018 Convertible Notes for the year ended December 31, 2013:

Contractual coupon interest expense	$73
Amortization of debt issuance costs	43
Accretion of debt discount	101

Total	$217

Effective interest rate	8.59%

13.	MUNDIPHARMA AGREEMENT

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

On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated (the “Amended Munipharma Collaboration Agreement”), in order to modify: (i) the scope of the licensed territory, (ii) milestone payments, (iii) royalty rates, and (iv) development obligations. In connection with the Amended Munipharma Collaboration Agreement, we received a one-time $7.0 million payment from Mundipharma for certain research and development activities to be performed by us.

As a result, (i) Europe and Turkey were excluded from Mundipharma’s commercialization territory, (ii) we may now receive potential regulatory milestone payments of up to $16.0 million and commercial progress and sales-dependent milestone payments of up to $107.0 million, (iii) we will receive tiered double- digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories, and (iv) we and Mundipharma will bear our own FOLOTYN development costs. We recorded the fair value of the related drug development liability of $12.3 million as of September 2012, using the discounted cash flow method of the income approach. The fair value of this liability was determined to be $17.7 million as of December 31, 2013 (inclusive of the $7.0 million payment from Mundipharma) and is included in current and long-term “drug development liability” within the accompanying Consolidated Balance Sheets. This value includes our assumptions about personnel needed to perform these research and development activities, third party costs for projected clinical trial enrollment, and patient treatment-related follow up through approximately 2031.

We will assess this liability at each subsequent reporting date and record its adjustment through “research and development” expense in our Consolidated Statements of Operations.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

	Year Ended December 31,
	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2012	$856	$11,377	$12,233
Transfer from long term to current	3,620	(3,620)	—
Amended agreement payment receipt	—	7,000	7,000
(Less): Expenses incurred	(1,357)	(134)	(1,491)

Balance at December 31, 2013	$3,119	$14,623	$17,742

14.	COMMITMENTS AND CONTINGENCIES

(a) Facility and Equipment Leases

We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2014. We also lease our research and development and administrative facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019, in addition to several other administrative office leases. Each lease agreement contains certain scheduled rent increases which are accounted for on a straight-line basis. Our total rental expense in 2013, 2012, and 2011 was $1.2 million, $0.9 million, and $0.7 million, respectively.

Our future minimum lease payments are as follows:

Year ending December 31,	Operating Lease Minimum Payments
2014	$849
2015	950
2016	892
2017	843
2018	868

$4,402

(b) Licensing Agreements, Co-Development Agreements, and Milestone Payments

We are developing almost all of our drug candidates pursuant to license agreements that provide us with rights in certain territories, among other things, to develop, sublicense, manufacture and sell the drugs. We are generally required to use commercially reasonable efforts to develop the drugs, and are generally responsible for all development, patent filing and maintenance, sales and marketing and liability insurance costs. We are also obligated to make certain milestone payments to the licensors if we successfully reach development and regulatory milestones specified in the license agreements. In addition, we are obligated to pay royalties and, in some cases, milestone payments based on our net sales.

The potential contingent development and regulatory milestone obligations under all of our licensing agreements are generally tied to progress through the various regulatory authorities’ approval process, which approval significantly depends on positive clinical trial results.

Our most significant of these agreements are listed and summarized below:

(i) ZEVALIN licensing and development in the U.S.

In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S. as the result of a transaction with Cell Therapeutics, Inc. (“CTI”). Pursuant to the transfer of the ZEVALIN assets from CTI to RIT Oncology LLC (“RIT”), in December 2008, RIT assumed certain agreements with various third parties related to ZEVALIN intellectual property. These agreements relate to the manufacture, use, and sale of ZEVALIN in the U.S.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

In accordance with the terms of such agreements, RIT is required to meet specified payment obligations including a commercial milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the U.S., which has not yet been met, as well as U.S. net sales-based royalties of low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa Corporation.

(ii) Asset Purchase Agreement between CTI and Biogen, ZEVALIN U.S.

In connection with the joint venture arrangement with CTI, we entered into an amendment to the original asset purchase agreement between CTI and Biogen, modifying future milestone payments. Pursuant to the terms of the agreement, as amended, (i) upon the achievement of the specified FDA approval milestone, which was achieved in 2009, RIT (as successor to CTI) paid Biogen an additional amount of $5.5 million, (ii) RIT may be required to make an additional $10.0 million milestone payment upon the achievement of an additional FDA approval milestone, and (iii) RIT is required to make yearly royalty payments determined as a mid-single to mid-teen digits percentage of yearly net sales for the preceding year, increasing with the passage of time. The agreement has an indefinite term and is no longer subject to termination; provided, however, that the royalty obligations automatically terminate upon the latest to occur of expiration of the subject patents, the sale by a third party of a biosimilar product in the U.S. or December 31, 2015. CTI’s rights and obligations, including its payment obligations to Biogen for royalties on net sales of ZEVALIN and an additional regulatory milestone payment, under both the CTI/Biogen Agreement and the amendment were assigned to and assumed by RIT in connection with the closing of the joint venture transaction.

(iii) License and Asset Purchase Agreement with Bayer Pharma, ZEVALIN Ex-U.S.

On April 1, 2012, through our subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S., referred to as the ZEVALIN Ex-US Rights, from Bayer Pharma AG, or Bayer.

We currently market ZEVALIN in the U.S. and this agreement expanded our commercial efforts to the rest of the world. ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. In consideration for the rights granted under the agreement, concurrent with the closing, we paid Bayer a one-time fee of Euro 19.0 million, and will pay Bayer royalties based on a mid-teen digits percentage of net sales of the licensed products in all territories worldwide except the U.S. Unless earlier terminated, the term of the agreement continues until the expiration of our royalty payment obligations which, in turn, run until the last-to-expire patent covering the sale of a licensed product in the relevant country or 15 years from the date of first commercial sale of the licensed product in such country, whichever is longer.

(iv) Amended and Restated License Agreement with Merck & Cie AG, FUSILEV

In May 2006, we amended and restated a license agreement with Merck & Cie AG, a Swiss corporation, which we assumed in connection with the acquisition of the assets of Targent. Pursuant to the license agreement with Merck & Cie, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how related to FUSILEV to develop, make, use, and sell FUSILEV in the field of oncology in North America. In addition, we have the right of first opportunity to negotiate an exclusive license to manufacture, use, and sell FUSILEV products outside the field of oncology in North America. Also, under the terms of the license agreement, we paid Merck & Cie $0.1 million for the achievement of FDA approval of an injectable form of FUSILEV. Merck & Cie is also eligible to receive a $0.2 million payment upon achievement of FDA approval of an oral form of FUSILEV, in addition to royalties in the mid-single digits based on a percentage of net sales. The term of the license agreement is determined on a product-by-product and country-by-country basis until royalties are no longer owed under the license agreement. The license agreement expires in its entirety after the date that we no longer owe any royalties to Merck & Cie. We have the unilateral right to terminate the license agreement, in its entirety or on a product-by-product or country-by-country basis, at any time for any reason.

(v) Asset Purchase Agreement with Targent, Inc., FUSILEV

In March 2006, we entered into an Asset Purchase Agreement with Targent, Inc. (“Targent”). As part of the consideration for the purchase of certain assets, we agreed to pay milestone payments to Targent upon the achievement of certain regulatory events as well as for certain sales levels for FUSILEV within a calendar year. In connection with the achievement of the FDA approval milestone in April 2011, we issued an aggregate of 0.7 million shares of our common stock to certain of Targent’s stockholders. We capitalized $6.3 million associated with this milestone as an amortizable intangible asset.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

In addition, in connection with the achievement of the first sales milestone in May 2011, we issued 0.6 million shares of our common stock to certain of Targent’s stockholders. In September 2011, we achieved the second and final sales milestone and paid $5.0 million. We capitalized an aggregate $10.0 million associated with these milestones as amortizable intangible assets.

(vi) License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute, FOLOTYN

In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International, and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary effective September 5, 2012, we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. Royalties are 8% of annual worldwide sales up to $150.0 million; 9% of annual worldwide sales of $150.0 million through $300.0 million; and 11% of annual worldwide sales in excess of $300.0 million.

(vii) License Agreement with Cydex Pharmaceuticals, Inc., Captisol-enabled, Propyleneglycol-free MELPHALAN

On March 8, 2013, we completed the acquisition of exclusive global development and commercialization rights to C-E MELPHALAN from Ligand (see Note 10(b)). This product candidate is currently in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. We assumed full responsibility for its ongoing clinical and regulatory development program. Under the agreement, we paid Ligand a license fee of $3.0 million on April 1, 2013. We are required to pay Ligand additional amounts of up to $66.0 million, upon achievement of certain regulatory milestones and net sales thresholds, and royalties in the range of 15% to 25% on net sales of licensed products in all territories.

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

On January 29, 2013, we entered into a second amendment to the license, development, supply and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S., Europe, and other territories in exchange for a tiered single-digit royalty on certain products containing APAZIQUONE, and relieved Allergan of its obligations for development, commercialization and other activities. As a result of this amendment to the agreement, Allergan has no remaining obligations to us, and we have no remaining performance obligations to them. However, we are obligated to pay Allergan a tiered single-digit royalty not to exceed mid-single digits based upon the net sales, when and if earned, of certain products containing APAZIQUONE in specified territories. Additionally, we are obligated to pay any royalties or other payments due to certain licensors of underlying intellectual property, as well as to provide indemnification of Allergan for claims arising from the manufacture, development, or commercialization of pharmaceutical products containing APAZIQUONE by us.

(ix) Collaboration Agreement with Nippon Kayaku Co. LTD., APAZIQUONE

In November 2009, we entered into a collaboration agreement with Nippon Kayaku Co., LTD. (“Nippon Kayaku”) for the development and commercialization of APAZIQUONE in Asia, except North and South Korea (the “Nippon Kayaku Territory”). In addition, Nippon Kayaku received exclusive rights to APAZIQUONE for the treatment of non-muscle invasive bladder cancer in Asia (other than North and South Korea), including Japan and China. Nippon Kayaku will conduct APAZIQUONE clinical trials in the Nippon Kayaku Territory pursuant to a development plan. Further, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of APAZIQUONE in the Nippon Kayaku Territory.

Pursuant to the terms of this agreement, Nippon Kayaku paid Spectrum an upfront fee of $15.0 million and is obligated to make additional payments based on the achievement of certain development, regulatory and commercialization milestones. Under the terms

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

of the agreement, we are entitled to payment of $10.0 million and $126.0 million upon achievement of certain regulatory and commercialization milestones, respectively. Also, Nippon Kayaku has agreed to pay us royalties based on a percentage of net sales of the subject products in the defined territory in the mid-teen digits.

Our license agreement with Nippon Kayaku provides for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by health authorities, and commercial launches of drug candidates. Given the challenges inherent in developing and obtaining approval for drug products and in achieving commercial launches, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of such license agreement. We expect to recognize as revenue future payments received from such milestones only if achieved.

(x) Licensing and Collaboration Agreement with TopoTarget, BELEODAQ

In February 2010, we entered into a licensing and collaboration agreement with TopoTarget A/S (“TopoTarget”), as amended in October 2013, for the development and commercialization of BELEODAQ. The agreement provides that we have the exclusive right to make, develop, and commercialize BELEODAQ in North America and India, with an option for China.

Under continuing terms, all development, including studies, will be conducted under a joint development plan. We have final decision-making authority for all developmental activities in North America and India (and China upon exercise of its option). TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. We are responsible for future costs of the ongoing registrational PTCL trial. We and TopoTarget will conduct future planned clinical trials pursuant to the joint development plan, of which we will fund 70% of the development costs, and TopoTarget will fund 30%.

We will each pay 50% of the costs for chemical, pharmaceutical and other process development related to the manufacturing of the product that are incurred with a mutually agreed upon budget in the joint development plan. We have the right to manufacture clinical and commercial supplies of BELEODAQ. TopoTarget is obligated to purchase its BELEODAQ requirements from us on a cost plus basis.

Pursuant to the terms of this agreement, we paid TopoTarget an upfront fee of $30.0 million in 2010. In addition, on the successful achievement of certain development, regulatory and sales milestones, we are obligated to issue 1.0 million shares of our common stock (subject to certain resale conditions) and pay TopoTarget up to $313.0 million. In February 2014, the first of these milestones was met, resulting in the issuance of 1.0 million shares of our common stock and the payment of $10.0 million to TopoTarget (see Note 17). We will pay TopoTarget future royalties in the mid-teen digits based on net sales of BELEODAQ in the defined territory.

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

(xi) Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company, SPI-2012

In late January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. In consideration for the rights granted to us under the co-development and commercialization agreement with Hanmi, we paid Hanmi a fee which is included in “research and development expense” in the accompanying Consolidated Statements of Operations because the technology has not yet achieved regulatory approval. Under the terms of the agreement, we will share the costs and expenses of the study with Hanmi, although we will have primary responsibility for them. If SPI-2012 is ultimately commercialized by us, we will have worldwide rights except for Korea, China and Japan upon payment of fees and milestone payments related to further development, regulatory approvals and sales targets.

(c) Service Agreements

In connection with the research and development of our drug products, we have entered into contracts with numerous third party service providers, such as radio-pharmacies, distributors, clinical trial centers, clinical research organizations, data monitoring centers,

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

and with drug formulation, development and testing laboratories. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients.

At each period end, we accrue for all services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. We are in a position to accelerate, slow-down or discontinue any or all of the projects that we are working on at any given point in time. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would be limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered and our future purchase obligations would reduce accordingly.

(d) Supply Agreements

We have entered into certain supply agreements, or have issued purchase orders, which require us to make minimum purchases from vendors for the manufacture of our products. These commitments do not exceed our planned commercial requirements, and the contracted prices do not exceed their fair market value.

(e) Employment Agreements

We have entered into employment agreements with certain of our officers and other “key employees” under which payment and benefits would become payable in the event of termination by us for any reason other than cause, or upon a change in control of our Company, or by the employee for good reason.

(f) Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”). The DC Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. The DC Plan is administered by the Compensation Committee of our Board of Directors. The DC Plan is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees, as selected by the DC Plan administrator (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the DC Plan administrator, and we have the option to make discretionary contributions. At December 31, 2013 and 2012, DC Plan deferrals and contributions totaling $3.9 million and $2.4 million, respectively, are included as a liability in the accompanying Consolidated Balance Sheets.

(g) Litigation

We are involved from time-to-time with various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature we believe are normal and incidental to a pharmaceutical business, and may include product liability, intellectual property, employment matters, and other general claims.

We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.

We are presently responding to Abbreviated New Drug Applications (“ANDAs”) filed by companies seeking to launch generic forms of FUSILEV and to certain shareholder suits that purportedly stem from our March 12, 2013 press release, in which we announced anticipated changes in customer ordering patterns of FUSILEV. These complaints allege that, as a result of the March 12, 2013 press release, our stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of our stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

FUSILEV ANDA Litigation

On January 20, 2012 and February 17, 2012, respectively, we filed suit against Sandoz Inc. and Innopharma Inc, respectively following Paragraph IV certifications in connection with their filing separate ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our fees and costs incurred in such matters. On December 9, 2013, three Mylan entities collaborating with Innopharma were joined to Innopharma case. While we believe our patent rights are strong, the ultimate outcome of these cases is uncertain.

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH. This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary based on conduct relating to the events alleged in the consolidated Perry action. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. On May 15, 2013, the court entered a consolidation order staying the actions pending resolution of the federal securities class action.

Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). These consolidated State Derivative Actions are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. and are substantially similar to the consolidated federal derivative actions.

(h) SEC Subpoena

On April 1, 2013, we received a subpoena from the SEC for documents pursuant to a formal order of investigation. The subpoena followed our March 12, 2013 announcement that we anticipated a change in customer ordering patterns of FUSILEV. We continue to cooperate with this SEC investigation, though we cannot predict its outcome, or the timing of resolution.

15.	INCOME TAXES

The components of (loss) income before (provision) benefit for income taxes are as follows:

	For the Years Ended December 31,
	2013	2012	2011

United States	$(30,437)	$82,165	$53,834
Foreign	(6,199)	(2,235)	(199)

Total	$(36,636)	$79,930	$53,635

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

The provision (benefit) for income taxes consist of the following:

	For the Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(8,357)	$16,222	$1,255
State	(691)	3,412	2,449
Foreign	—	—	—

	$(9,048)	$19,634	$3,704
Deferred:
Federal	36,183	(24,013)	—
State	(1,637)	(9,892)	—
Foreign	—	—	—

	34,546	(33,905)	—
Total income tax provision (benefit)	$25,498	$(14,271)	$3,704

The income tax provision (benefit) differs from that computed using the federal statutory rate applied to income before taxes as follows:

	2013	2012	2011
Tax provision (benefit) computed at the federal statutory rate	$(12,822)	$27,975	$18,250
State tax, net of federal benefit	(246)	2,442	2,918
Expired tax attributes	—	—	385
Research credits	(2,254)	(2,129)	(1,464)
Benefits from credit study	—	(4,148)	—
Common stock warrant liability	—	—	1,186
Transaction costs	880	1,497	—
Officers compensation	2,178	2,908	3,801
Stock based compensation	501	134	1,676
Permanent items and other	(1,080)	2,111	2,039
Domestic manufacturing deduction	767	(1,262)	—
Tax differential on foreign earnings	1,123	382	—
Change in tax rate	(283)	338	—
Valuation allowance	36,734	(44,519)	(25,087)

Income tax provision (benefit)	$25,498	$(14,271)	$3,704

The American Taxpayer Relief Act of 2012, which reinstated the U.S. federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. The tax benefit resulting from such reinstatement is reflected in our 2013 tax provision.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

Significant components of our deferred tax assets as of December 31, 2013 and 2012 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets no longer meets the “more-likely-than-not” threshold under GAAP.

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$46,482	$45,391
Research credits	8,066	1,848
Stock based compensation	3,486	2,896
Deferred revenue	58	4,596
Development costs	6,495	5,298
Returns and allowances	3,117	7,889
Other, net	5,551	6,021

Total deferred tax assets before valuation allowance	73,255	73,246
Valuation allowance	(49,586)	(1,818)

Total deferred tax assets	23,669	72,121
Deferred tax liabilities:
Basis difference in debt	(1,082)	—
Depreciation and amortization differences	(28,096)	(36,372)

Net deferred tax (liability) asset	$(5,509)	$35,749

The increase in the valuation allowance in 2013 was due to uncertainties regarding the realization of deferred tax assets acquired in connection with the Talon acquisition and a change in our overall assessment regarding the realization of our domestic deferred tax assets as a result of larger than expected operating losses sustained in 2013 and an increase in our expected operating loss for 2014. The decrease in the valuation allowance in 2012 was due to a change in our assessment regarding the realization of our domestic deferred tax assets as a result of positive earnings trends in 2010, 2011, and 2012 and operating income recorded in 2011 and 2012.

At December 31, 2013, we had federal and state net operating loss carryforwards of approximately $117.4 million and $132.0 million, respectively. We have approximately $4.1 million of foreign loss carryforwards that will begin to expire in 2028. The federal and state loss carry forwards begin to expire in 2018 and 2014, respectively, unless previously utilized. At December 31, 2013, we had federal and state tax credits of approximately $6.9 million and $2.2 million, respectively. The federal tax credit carryovers begin to expire in 2026 unless previously utilized. The state research and development credits have an indefinite carryover period.

As a result of the prior ownership changes, the utilization of certain net operating loss and research and development tax credit carryforwards including those acquired in connection with the acquisition of Allos and Talon are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state provisions. Any net operating losses or credits that would expire unutilized as a result of Section 382 and 383 limitations have been removed from the table of deferred tax assets and the accompanying disclosures of net operating loss and research and development carryforwards.

Accounting guidance clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized.

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

The following tabular reconciliation summarizes activity related to unrecognized tax benefits:

	2013	2012	2011
Balance at beginning of year	$5,482	$3,928	$2,803
Adjustments related to prior year tax positions	(200)	(527)	5
Increases related to current year tax positions	648	2,515	1,120
Decreases due to settlements	(1,227)	(434)	—
Decreases related to prior year tax positions	(2,491)	—	—

Balance at end of year	$2,212	$5,482	$3,928

During 2013, we continue to believe that our tax positions meet the more-likely-than-not standard required under the recognition phase of the authoritative guidance. However, we consider the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above.

Approximately $0.3 million, $5.2 million and $0.2 million of the total unrecognized tax benefits as of December 31, 2013, 2012 and 2011, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2009. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations and are not material.

During 2013, the Internal Revenue Service completed an examination of our 2010 tax return. No tax was paid as a result of the examination. As a result of the examination, the Company reduced tax credits carryovers by $0.8 million and net operating loss carryovers by $1.6 million.

16.	SUBSEQUENT EVENT

BELEODAQ NDA Acceptance by the FDA

On February 5, 2014, we received a communication from the FDA notifying us that our NDA for BELEODAQ (Belinostat) for Injection had been accepted for filing with priority review. As a result of this achievement, pursuant to the TopoTarget agreement (see Note 14(b)(x)), we paid TopoTarget $10.0 million and issued an aggregate 1.0 million shares of our common stock in February 2014.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data (unaudited) for the year ended December 31, 2013 and 2012 is presented below:

	Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 31
2013:
Total revenues	$38,667	$33,232	$42,439	$41,516
Operating loss	$(6,457)	$(12,529)	$(13,287)	$(6,512)
Net loss	$(5,435)	$(9,721)	$(7,812)	$(39,166)
Net loss per share, basic	$(0.09)	$(0.16)	$(0.13)	$(0.63)
Net loss per share, diluted	$(0.09)	$(0.16)	$(0.13)	$(0.63)

SPECTRUM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all tabular amounts presented in thousands, except percentages, share and per share data, and number of years)

	Quarter Ended (Unaudited) (In thousands, except per share data)
	March 31	June 30	September 30	December 31
2012:
Total revenues	$59,859	$68,702	$69,042	$70,104
Operating income	$23,596	$23,028	$23,109	$11,041
Net income	$46,838	$18,350	$21,524	$7,489
Net income per share, basic	$0.80	$0.31	$0.37	$0.13
Net income per share, diluted	$0.72	$0.29	$0.33	$0.12

Net (loss) income per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

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

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This process includes those policies and procedures (i) that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) that receipts and expenditures are being made only in accordance with authorizations of our management and directors; (iii) that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements; and (iv) that provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 framework) (“COSO”).

Based on our management’s assessment, we have concluded that as of December 31, 2013, our internal control over financial reporting was not effective, as evaluated under the COSO criteria. This assessment was due to management’s identification of a material weakness in the design and operating effectiveness of our internal control over financial reporting that relate to the accurate and timely reporting of our operating expense accruals (which in part was previously identified within Item 9A of our 2012 Annual Report on Form 10-K/A). This internal control failure relates to (i) ineffective design and operation of controls over our process of estimating the required period-end accruals for services performed under open purchase orders, which resulted in overstated operating expenses and accrued liabilities in multiple reporting periods in, and prior to, 2013; and (ii) ineffective design and operation of controls over our identification and recording of liabilities for vendor invoices received subsequent to year-end that related to our 2013 activities, which would have resulted in understated operating expenses and accrued liabilities, if left uncorrected.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal control over financial reporting. Ernst & Young LLP’s report appears within Item 8 in this Annual Report on Form 10-K and expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

(b) Remediation Steps to Address Material Weakness

We have developed, and are currently implementing, a remediation plan for this material weakness. We will continue to execute our previously communicated remediation plan, which includes hiring additional experienced accounting personnel and expanding training for our accounting personnel, as well as modifying and expanding our internal controls over our recording of complete and accurate period-end accruals. The successful remediation of this material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal controls over financial reporting as of December 31, 2014. As we continue these remediation efforts, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify the remediation plan described above.

(c) Disclosure Controls and Procedures

In accordance with Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

In conducting our evaluation, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting, as described above. As a result, we have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and regulations, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(d) Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2014 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2014.

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

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference from the Proxy Statement.

PART  IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:

Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011

Notes to the Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011.

(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013, 2012, and 2011

Description	Balance at Beginning of Period	Additions (Reductions)		Deductions (1)	Balance at End of Period
		Additions (Recovery) to Bad Debt Expense or Deferred Tax Asset	Charged to Other Accounts
	(in thousands)
Year ended December 31, 2013
Allowance for doubtful accounts	$228	$11	—	$(33)	$206
Year ended December 31, 2012
Allowance for doubtful accounts	$471	$(128)	—	$(115)	$228
Year ended December 31, 2011
Allowance for doubtful accounts	$339	$139	—	$(7)	$471

(1)	Deductions represent the actual write-off of accounts receivable balances.

(b)	Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Annual Report on Form 10-K. For exhibits that previously have been filed, the Company incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the original exhibit number in the previous filing which is being incorporated by reference herein.

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 15, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.1 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on August 21, 2007, and incorporated herein by reference.)

2.2	First Amendment to Asset Purchase Agreement, dated December 9, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.48 to Cell Therapeutics, Inc.’s Form 10K, No. 001-12465, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.)

2.3#	License and Asset Purchase Agreement between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG, dated January 23, 2012. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on April 27, 2012, and incorporated herein by reference.)

2.4	Agreement and Plan of Merger, dated as of April 4, 2012, by and among Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement. (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

2.5	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.6	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc. (Filed as Exhibit 2.2 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.7	Contingent Value Rights Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and Corporate Stock Transfer Inc. as rights agent. (Filed as Exhibit 2.3 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.8	Exchange Agreement, dated July 16, 2013, by and among Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto. (Filed as Exhibit 2.4 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended through June 24, 2011. (Filed as Exhibit 3.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2012, and incorporated herein by reference.)

4.1	Rights Agreement, dated as of December 13, 2010, between Spectrum Pharmaceuticals, Inc. and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

Exhibit No.	Description

4.2+	Registration Rights and Stockholder Agreement, dated as of February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.

4.3	Indenture, dated as of December 23, 2013, by and between Spectrum Pharmaceuticals, Inc. and Wilmington Trust, National Association, dated as of December 23, 2013. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

4.4	Form of Note for Spectrum Pharmaceuticals, Inc.’s 2.75% Convertible Senior Notes due 2018. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.1	Sublease Agreement, dated as of December 2, 2010, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.2	First Amendment to Sublease Agreement, dated November 16, 2011, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.2 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

10.3	Second Amendment to Sublease Agreement, dated November 12, 2012, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.10 to Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2013, and incorporated herein by reference.)

10.4	Industrial Lease Agreement, dated as of January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.6+	Second Amendment, dated March 7, 2006, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.

10.7+	Third Amendment, dated February 12, 2006, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.

10.8	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.9+	Fifth Amendment, dated November 21, 2013, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.

10.10+	Sixth Amendment, dated January 31, 2014, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.

10.11	Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among Spectrum Pharmaceuticals, Inc. and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

10.12*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

Exhibit No.	Description

10.13*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10.14*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.15*	Long-Term Retention and Management Incentive Plan. (Filed as Exhibit 10.36 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.16*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

10.17*	Executive Employment Agreement by and between Spectrum Pharmaceuticals, Inc. and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.18*	Form of Indemnity Agreement of Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.19*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.20*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

Exhibit No.	Description

10.21*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.22*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012). (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.23*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.24#	License and Collaboration Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 10.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.25#	Amendment to License and Collaboration Agreement, dated October 3, 2013, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 99.1 to Form 8-K/A, as filed with the Securities and Exchange Commission on November 18, 2013, and incorporated herein by reference.)

10.26#	License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.1 to Allos Therapeutics, Inc.’s Form 10-Q/A, File No. 000-29815, as filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference.)

10.27#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.13.1 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.)

10.28#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.3 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.29#	Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited (Filed as Exhibit 10.1 to Form 10-Q, File No. 001-35006, as filed with the Securities and Exchange Commission on August 9, 2013, and incorporated herein by reference.)

Exhibit No.	Description

10.30#	Amended and Restated Supply Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company (Filed as Exhibit 10.2 to Form 10-Q, File No. 001-35006, as filed with the Securities and Exchange Commission on August 9, 2013, and incorporated herein by reference.)

10.31	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.32	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.33#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited. (Filed as Exhibit 10.11 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.34#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline. (Filed as Exhibit 10.12 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.35	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.36#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of Spectrum Pharmaceuticals, Inc.. (Filed as Exhibit 10.14 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.37	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.16 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.38	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.17 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.39#	License Agreement, dated March 8, 2013, by and between Spectrum Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2013, and incorporated herein by reference.)

10.40	Purchase Agreement, dated as of December 17, 2013, by and among Spectrum Pharmaceuticals, Inc., Jefferies LLC and RBC Capital Markets, LLC. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.41	Base Call Option Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.42	Base Warrant Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.3 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

Exhibit No.	Description

10.43	Additional Call Option Transaction Confirmation, dated as of December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.4 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.44	Additional Warrant Transaction Confirmation, dated as of December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.5 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

Exhibit No.	Description

21.1+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections or otherwise incorporated by reference.