Form 10-Q
period 2014-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2014-05-12
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 28, 2014, 65,582,245 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2014

Item 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$117,734	$156,306
Marketable securities	3,472	3,471
Accounts receivable, net of allowance for doubtful accounts of $136 and $206, respectively	54,007	49,483
Other receivables	8,186	7,539
Inventories	12,919	13,519
Prepaid expenses and other current assets	17,697	3,213
Deferred tax assets	1,661	1,659

Total current assets	215,676	235,190
Property and equipment, net	1,597	1,535
Intangible assets, net	225,591	231,352
Goodwill	18,496	18,501
Other assets	13,621	12,577

Total assets	$474,981	$499,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$71,414	$79,837
Accrued payroll and related expenses	4,408	6,872
Deferred revenue	458	156
Drug development liability	3,119	3,119

Total current liabilities	79,399	89,984
Drug development liability, less current portion	14,387	14,623
Acquisition-related contingent obligations	9,053	8,329
Deferred tax liability	8,241	7,168
Other long-term liabilities	5,423	5,965
Convertible senior notes	92,627	91,480

Total liabilities	209,130	217,549
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 65,649,620 and 64,104,173 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	65	64
Additional paid-in capital	529,745	518,144
Accumulated other comprehensive income	1,178	894
Accumulated deficit	(265,260)	(237,619)

Total stockholders’ equity	265,851	281,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$474,981	$499,155

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product sales, net	$40,096	$29,346
License fees and service revenue	28	9,321

Total revenues	$40,124	$38,667

Operating costs and expenses:
Cost of product sales (excludes amortization of purchased intangible assets)	6,278	6,782
Selling, general and administrative	23,403	22,014
Research and development	29,497	11,883
Amortization and impairment of intangible assets	5,360	4,445

Total operating costs and expenses	64,538	45,124

Loss from operations	(24,414)	(6,457)

Other expense:
Interest expense	(2,067)	(421)
Change in fair value of contingent consideration related to acquisition	(724)	—
Other expense	(358)	(897)

Total other expense	(3,149)	(1,318)

Loss before income taxes	(27,563)	(7,775)
(Provision) benefit for income taxes	(78)	2,340

Net loss	$(27,641)	$(5,435)

Net loss per share:
Basic	$(0.44)	$(0.09)

Diluted	$(0.44)	$(0.09)

Weighted average shares outstanding:
Basic	63,447,309	59,181,380

Diluted	63,447,309	59,181,380

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(27,641)	$(5,435)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	314	868
Income tax on unrealized gain on available-for-sale securities	(118)	(324)
Foreign currency translation adjustments	88	114

Other comprehensive income	284	658

Total comprehensive loss	$(27,357)	$(4,777)

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(27,641)	$(5,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred service revenue	—	(9,321)
Depreciation and amortization	5,980	5,346
Stock-based compensation	2,571	2,747
Accretion of debt discount to interest expense on 2018 Convertible Notes	1,147	—
Amortization of debt deferred financing costs to interest expense on 2018 Convertible Notes	131	—
Bad debt (recovery) expense	(70)	23
Unrealized foreign currency loss	(364)	959
Research and development expense for stock issued to TopoTarget in connection with milestone achievement	7,790	—
Change in fair value of contingent consideration related to acquisitions	724	—
Change in fair value of Allos deferred development costs and deferred payment contingency	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	(4,454)	52,735
Other receivables	(647)	—
Inventories	600	(2,140)
Prepaid expenses and other current assets	(14,484)	(827)
Deferred tax assets	(2)	(5,312)
Other assets	(861)	—
Accounts payable and other accrued obligations	(8,424)	(14,600)
Accrued payroll and related expenses	(2,464)	(1,115)
Drug development liability	(236)	(1,930)
Deferred revenue	302	—
Deferred tax liability	955	—
Other long-term liabilities	(542)	519

Net cash (used in) provided by operating activities	(39,989)	21,643

Cash Flows From Investing Activities:
Purchases of property and equipment	(320)	(44)

Net cash used in investing activities	(320)	(44)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,241	952
Payments to acquire treasury stock	—	(1,652)
Repurchase of restricted stock to satisfy employee tax withholdings at vesting	—	(384)
Proceeds from revolving line of credit	—	75,000
Repayment of revolving line of credit	—	(75,000)

Net cash provided by (used in) financing activities	1,241	(1,084)

Effect of exchange rates on cash	496	(140)
Net (decrease) increase in cash and cash equivalents	(38,572)	20,375
Cash and cash equivalents—beginning of period	156,306	139,698

Cash and cash equivalents—end of period	$117,734	$160,073

Supplemental disclosure of cash flow information:
C-E MELPHALAN license included in intangible assets and other long term obligations	$—	$7,700

Retirement of treasury shares	$—	$1,652

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

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

We currently market four drugs for the following indications:

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

We also have ongoing indication expansion studies with several of our marketed products, and a diversified pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. Our integrated in-house scientific team, includes formulation development and medical research, as well as expertise in regulatory and clinical affairs, biostatistics, and data management. In the U.S., we have full commercial operations for the sales and marketing of our drug products, and leverage the expertise of our worldwide partners to assist us with international sales and product development.

(b) Basis of Presentation

Interim Financial Statements

The interim financial data as of March 31, 2014 and 2013 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2014 and 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for SPC, as discussed below). All inter-company accounts and transactions among the consolidated entities have been eliminated in consolidation.

Variable Interest Entity

We own fifty-percent of Spectrum Pharma Canada (“SPC”), organized in Quebec, Canada in January 2008. SPC is a “variable interest entity” as defined under applicable GAAP. Certain of our drug clinical studies are conducted through this entity, and we are obligated to fund all of its costs and have the sole rights to any revenue derived from its operations. Since we carry the full risks and rewards of this entity, we meet the applicable GAAP criteria as its “primary beneficiary”. Accordingly, SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

(c) Operating Segment

We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three months ended March 31, 2014 and 2013, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our long-lived assets are located in the U.S.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, our management evaluates its estimates, including those related to (i) gross-to-net revenue adjustments; (ii) the collectability of customer accounts; (iii) whether the cost of inventories can be recovered; (iv) the fair value of goodwill and intangible assets; (v) the realization of tax assets and estimates of tax liabilities; (vi) the likelihood of payment and value of contingent liabilities; (vii) the fair value of investments; (viii) assumptions used in reporting stock-based compensation; and (ix) the potential outcome of ongoing or threatened litigation.

Such estimates are based on our management’s professional judgment which takes into account our Company’s experience and all available facts. Nonetheless, actual results may materially differ from management’s estimates. In our judgment, the accounting policies, estimates, and assumptions described below have the greatest potential to significantly impact the accompanying Condensed Consolidated Financial Statements:

(i) Revenue Recognition

(a) Product Sales: We sell our products to wholesalers and distributors. Our wholesalers and distributors in turn sell the products directly to end-users, such as clinics, hospitals, and private oncology-based practices. Revenue from product sales is recognized when title and risk of loss have transferred to our customer, and the following additional criteria are met:

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

Our gross revenue is reduced by our gross-to-net (“GTN”) estimates, resulting in our reported “Product sales, net” in the accompanying Condensed Consolidated Statements of Operations. We defer revenue recognition in full if/when these estimates are not reasonably determinable at the time of sale.

Our GTN estimates reduce revenue in the same period that the related sale is recorded and include the following major categories:

Product Returns Allowances: Our FUSILEV and MARQIBO customers are typically permitted to return products within six months of its expiration date, subject to certain restocking fees and preauthorization requirements. We estimate potential returns, based on several factors, including historical rates of return, customer and end-user ordering patterns, inventory held by distributors, and sell through data of distributor sales to end users. In general, returned product is not resold.

Government Chargebacks: Our products are subject to certain pricing limits under federal government programs. Qualifying entities purchase products through our distributors at the discounted price. Our distributors charge the difference between the list price and discounted price back to us, for which there may be significant lag time. Due to estimates inherent in determining the amount and volume of government chargebacks we will incur, the actual amount of government chargeback claims may be materially different from our estimates.

Discounts: Discounts for prompt payment are estimated based on the customer’s payment history and our current expectations for timing of customer payment.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

Rebates: Rebates are estimated based on the customer’s actual purchase level during the quarterly or annual rebate purchase period, and the corresponding contractual rebate tier we expect the customer to achieve.

Medicaid Rebates: Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Our calculations related to these rebate accruals require estimates, including estimates of customer mix, to determine which of our sales will be subject to rebates and the amount of such rebates. Our estimates are based on historical claims and forecasting techniques, as supplemented by management’s judgment for many factors, including changes in sales trends and product pricing. Due to estimates and assumptions inherent in determining the amount of our product sales that will be subject to Medicaid rebates, and the time lag in us receiving these rebate notices (generally several months after the sale is made), the actual amount of these claims may be materially different from our estimates. As a result, adjustments affecting revenue may be prospectively recorded and reported over several periods after we reported the initial sale.

Distribution and Data Fees: Distribution and data fees are paid to authorized wholesalers and specialty distributors of our products (except U.S. sales of ZEVALIN). These fees are based on a percentage of such estimated net sales and are for various services, including: contract administration, inventory management, product sales reporting by customer, and product returns processing.

(b) License Fees: We recognize revenue for our licensing of intellectual property to third parties, based on the terms of each contractual agreement. In general, this results in periodic revenue recognition as the licensee has sales for which we are entitled to a royalty, or in certain instances we may receive a lump-sum payment from licensees, in which case, revenue is fully recognized in that period.

(c) Service Revenue: We receive fees under certain arrangements for our research and development services. These services are generally performed in connection with a collaboration agreement with another pharmaceutical company. Payment may be triggered by the successful completion of a phase of development, results from a clinical trial, and/or regulatory approval events. We recognize revenue when the corresponding milestone is achieved, or the revenue is otherwise earned through our on-going activities.

(ii) Cash and Equivalents

Our cash and equivalents consist of bank deposits and highly liquid investments with original maturities of three months or less from the original purchase date.

(iii) Marketable Securities

Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit. These are classified as available-for-sale, with any unrealized change in value reflected in “unrealized gain (loss) on securities” on the accompanying Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses on available-for-sale securities are included in “other expense” on the accompanying Condensed Consolidated Statements of Operations.

(iv) Accounts Receivable

Our accounts receivable do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.

(v) Inventories

We value inventory at the lower of the actual cost to purchase or manufacture the inventory, or the market value for such inventory (i.e., its net realizable value). Cost is determined on the first-in, first-out method (FIFO). We regularly review inventory quantities in process and on hand, and when appropriate, record a provision for obsolete and excess inventory to reduce it to its net realizable value.

(vi) Property and Equipment

Our property and equipment is stated at cost and depreciated on a straight-line basis over its estimated useful lives. In the case of leasehold improvements, depreciation is over the shorter of the estimated useful life or remaining term of the lease. We evaluate the recoverability of long-lived assets (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable through on-going operations.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

(vii) Goodwill and Intangible Assets

Our goodwill represents the excess of our business acquisition cost over the estimated fair value of the net assets acquired in the corresponding transactions. Goodwill has an indefinite useful life and is not amortized, but is instead tested for impairment on an annual basis, unless there are interim impairment indicators requiring earlier testing. We perform our annual evaluation as of October 1 each year.

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

We use the Black-Scholes option pricing model to determine the fair value of stock option grants with service conditions for vesting and the Monte Carlo valuation model to value certain equity awards with market conditions and service conditions for vesting. These models require the use of highly subjective assumptions, including the probability of the achievement of market capitalization thresholds.

(ix) Foreign Currency Translation

We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from the translation of financial statements denominated in foreign currencies are included as a separate component of “accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.

We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses included in “other income (expense), net” within the Condensed Consolidated Statements of Operations. Foreign currency transaction gains and losses have not been significant for any period presented.

(x) Basic and Diluted Net (Loss) Income per Share

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

(xi) Income Taxes

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

We have recorded a valuation allowance to reduce our deferred tax assets, because we believe that, based upon a weighting of positive and negative factors, it is more likely than not that these deferred tax assets will not be realized. If/when we determine that our deferred tax assets are realizable, an adjustment to the corresponding valuation allowance would increase our net income in the period that such determination was made.

In the event that we are assessed interest and/or penalties from taxing authorities, such amounts would be included in “income tax expense” within the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period the notice was received.

(xii) Research and Development Costs

Our research and development costs are expensed as incurred.

(xiii) Fair Value Measurements

We determine measurement-date fair value based on the proceeds that would be received through the sale an asset, or that we would pay to settle or transfer a liability, in an orderly transaction between market participants. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include the following:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are publicly accessible at the measurement date.

Level 2: Observable prices that are based on inputs not quoted on active markets, but that are corroborated by market data. These inputs may include quoted prices for similar assets or liabilities or quoted market prices in markets that are not active to the general public.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

“Cash and equivalents” within our accompanying Condensed Consolidated Balance Sheets include certificates of deposit and money market funds that are valued utilizing Level 2 inputs. “Marketable securities” consist of publicly-traded equity instruments that are valued utilizing Level 1 inputs.

The fair value of our “drug development liability” within our accompanying Condensed Consolidated Balance Sheets was estimated using the discounted income approach model. The unobservable inputs (i.e., Level 3 inputs) in this valuation model that have the most significant effect on these liabilities include (i) estimates of research and development personnel costs needed to perform the research and development services, (ii) estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed, and (iii) an appropriate discount rate for these expenditures. These inputs are reviewed for reasonableness by management on at least on a quarterly basis.

“Acquisition-related contingent obligations” within our accompanying Condensed Consolidated Balance Sheets represent future amounts we may be required to pay in conjunction with various business combinations. See Note 9(a) for a discussion of contingent value rights granted as part of our acquisition of Talon, and Note 9(b) for the fair value of the liability associated with FDA approval of C-E MELPHALAN. These liabilities are valued using Level 3 inputs and include probabilities and assumptions related to the timing and likelihood of achievement of regulatory and sales milestones.

3.	BALANCE SHEET ACCOUNT DETAIL

(a) Cash and Equivalents and Marketable Securities

As of March 31, 2014 and December 31, 2013, our holdings included within “cash and equivalents” and “marketable securities” were at major financial institutions.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

The carrying amount of our money market funds, bank certificate of deposits (“Bank CDs”), and mutual funds approximates their fair value (utilizing Level 2 inputs – see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.

The following is a summary of our “cash and equivalents” and “marketable securities”:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and equivalents	Marketable Securities
						Current	Long Term
March 31, 2014
Bank deposits	$29,803	$—	$—	$29,803	$29,803	$—	$—
Money market funds	87,931	—	—	87,931	87,931	—	—
Bank CDs	411	—	—	411	—	411	—
Mutual funds	3,061	—	—	3,061	—	3,061	—

Total cash and equivalents and marketable securities	$121,206	$—	$—	$121,206	$117,734	$3,472	$—

December 31, 2013
Bank deposits	$55,911	$—	$—	$55,911	$55,911	$—	$—
Money market funds	100,395	—	—	100,395	100,395	—	—
Bank CDs	410	—	—	410	—	410	—
Mutual funds	3,061	—	—	3,061	—	3,061	—

Total cash and equivalents and marketable securities	$159,777	$—	$—	$159,777	$156,306	$3,471	$—

As of March 31, 2014, none of these securities had been in a continuous unrealized loss position longer than one year.

(b) Property and Equipment

“Property and equipment, net” consist of the following:

	March 31, 2014	December 31, 2013

Computers and software	$5,466	$5,154
Lab equipment	1,063	1,063
Office furniture and equipment	1,575	1,575
Leasehold improvements	2,813	2,813

Property and equipment, at cost	10,917	10,605
(Less): accumulated depreciation and amortization	(9,320)	(9,070)

Property and equipment, net	$1,597	$1,535

Depreciation expense (included within “operating costs and expenses” in the accompanying Condensed Consolidated Statement of Operations) for the periods ended March 31, 2014 and 2013, was $0.3 million and $0.4 million, respectively.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

(c) Inventories

“Inventories” consist of the following:

	March 31, 2014	December 31, 2013

Raw materials	$1,709	$1,794
Work-in-process	2,633	3,312
Finished goods	8,577	8,413

	$12,919	$13,519

(d) Prepaid expenses and other current assets

“Prepaid expenses and other current assets” consist of the following:

	March 31, 2014	December 31, 2013

Prepaid expenses	$4,106	$3,213
Deposit	13,591	—

	$17,697	$3,213

(e) Other receivables

“Other receivables” consist of the amounts we expect to be refunded from taxing authorities for our income taxes paid, relating to fiscal year 2012.

(f) Intangible Assets and Goodwill

“Intangible assets, net” consist of the following:

		March 31, 2014
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (years)	Remaining Amortization Period (years)
MARQIBO IPR&D	$17,600	$—	$—	$—	$17,600	n/a	n/a
C-E MELPHALAN IPR&D	7,700	—	—	—	7,700	n/a	n/a
MARQIBO distribution rights	26,900	(1,736)	—	—	25,164	11	10.0
FOLOTYN distribution rights	118,400	(12,947)	—	—	105,453	13	11.2
ZEVALIN distribution rights – U.S.	41,900	(24,386)	—	—	17,514	10	4.8
ZEVALIN distribution rights – Ex-U.S.	23,490	(6,095)	636	—	18,031	8	5.9
FUSILEV distribution rights	16,778	(5,183)	—	—	11,595	11	8.0
FOLOTYN out-license*	27,900	(4,343)	—	(1,023)	22,534	10	8.3

Total intangible assets	$280,668	$(54,690)	$636	$(1,023)	$225,591

*	On May 29, 2013, we amended our collaboration agreement with Mundipharma in order to modify the scope of their licensed territories and the respective development obligations. As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. The modification of our associated royalty and milestone rights constituted a change in the contractual provisions under which we measured our original acquired intangible asset (i.e., FOLOTYN rights). We determined that an impairment of the FOLOTYN out-license rights to Mundipharma of $1.0 million resulted from this amendment.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

		December 31, 2013
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D	$17,600	$—	$—	$—	$17,600
C-E MELPHALAN IPR&D	7,700	—	—	—	7,700
MARQIBO distribution rights	26,900	(1,107)	—	—	25,793
FOLOTYN distribution rights	118,400	(10,587)	—	—	107,813
ZEVALIN distribution rights – U.S.	41,900	(23,455)	—	—	18,445
ZEVALIN distribution rights – Ex-U.S.	23,490	(5,343)	682	—	18,829
FUSILEV distribution rights	16,778	(4,821)	—	—	11,957
FOLOTYN out-license	27,900	(3,662)	—	(1,023)	23,215

Total intangible assets	$280,668	$(48,975)	$682	$(1,023)	$231,352

Intangible asset amortization expense recognized in the three months ended March 31, 2014 and 2013 was $5.7 million and $4.8 million, respectively. Estimated intangible asset amortization expense (excluding incremental amortization from the reclassification of IPR&D to developed technology) for the remainder of 2014 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31
Remainder of 2014	$17,175
2015	22,900
2016	22,900
2017	22,900
2018	22,745
2019	19,180
2020 and thereafter	72,491

$200,291

“Goodwill” is comprised of the following (by source):

	March 31, 2014	December 31, 2013
Acquisition of Talon	10,526	10,526
Acquisition of ZEVALIN distribution rights	2,525	2,525
Acquisition of Allos	5,346	5,346
Foreign exchange translation effects	99	104

	$18,496	$18,501

(g) Other assets

“Other assets” are comprised of the following:

	March 31, 2014	December 31, 2013
Investments in equity securities	$3,907	$3,593
Supplies	696	—
Deposits	292	190
Debt issuance cost	3,301	3,432
Executive officer life insurance – cash surrender value	5,425	5,362

	$13,621	$12,577

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

(h) Accounts payable and other accrued liabilities

“Accounts payable and other accrued liabilities” are comprised of the following:

	March 31, 2014	December 31, 2013
Trade payables	$8,824	$12,796
Accrued rebates	31,257	28,893
Accrued product royalty	4,781	9,498
Allowance for returns	2,800	2,900
Accrued data and distribution fees	2,990	2,430
Accrued GPO administrative fees	2,480	2,327
Inventory management fee	790	616
Allowance for chargebacks	4,247	5,074
Accrued research and development expenses	6,151	6,433
Accrued selling, general and administrative expenses	7,094	8,870

	$71,414	$79,837

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets specifically for GTN estimates (see Note 2(i)) are as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Prompt Pay Discount	Returns

Balance as of December 31, 2012	$26,176	$14,149	$1,451	$5,056
Add: provisions (recovery)	63,609	19,067	183	(2,034)
Less: credits or actual allowances	(55,818)	(27,843)	(1,317)	(122)

Balance as of December 31, 2013	33,967	5,373	317	2,900
Add: provisions (recovery)	16,949	4,496	2	(44)
Less: credits or actual allowances	(15,413)	(3,609)	(4)	(56)

Balance as of March 31, 2014	$35,503	$6,260	$315	$2,800

(i) Other long-term liabilities

Other long-term liabilities are comprised of the following:

	March 31, 2014	December 31, 2013
Accrued executive deferred compensation	$3,999	$3,949
Deferred rent (non-current portion)	310	366
Business acquisition liability	298	298
Other tax liabilities	816	1,352

	$5,423	$5,965

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

4.	GROSS-TO-NET PRODUCT SALES

The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2014	2013
Gross product sales	$61,500	$42,973
Government rebates and chargebacks	(16,949)	(10,719)
Data, distribution and GPO fees	(4,497)	(4,341)
Prompt pay discount	(2)	(92)
Product returns allowance	44	1,525

Product sales, net	$40,096	$29,346

5.	PRODUCT SALES, NET BY GEOGRAPHIC REGION AND PRODUCT LINE

The below table presents “product sales, net” by geography for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
United States	$37,457	93.4%	$26,934	91.8%

International:
Europe	1,040	2.6%	1,029	3.5%
Asia Pacific	1,599	4.0%	1,383	4.7%

Total international	2,639	6.6%	2,412	8.2%

Product sales, net	$40,096	100.0%	$29,346	100.0%

The below table presents “product sales, net” by product line for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013

FUSILEV	$22,193	55.3%	$11,843	40.4%
FOLOTYN	10,058	25.1%	9,924	33.8%
ZEVALIN	6,300	15.7%	7,579	25.8%
MARQIBO	1,545	3.9%	—	—%

Product sales, net	$40,096	100.0%	$29,346	100.0%

6.	STOCK-BASED COMPENSATION

We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “operating costs and expenses” for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Research and development	$444	$674
Selling, general and administrative	2,407	2,073

Total share-based compensation	$2,851	$2,747

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

7.	NET LOSS PER SHARE

Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net loss	$(27,641)	$(5,435)

Weighted average shares - basic	63,447,309	59,181,380
Net loss per share - basic	$(0.44)	$(0.09)

Weighted average shares - diluted	63,447,309	59,181,380
Net loss per share - diluted	$(0.44)	$(0.09)

Our outstanding securities were excluded from the above calculation of net loss per share, using the treasury stock and if-converted method, as applicable, because their impact would have been anti-dilutive due to net loss per share in the first quarter of 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
2018 Convertible Notes	11,401,284	—
Common stock options	2,530,867	3,921,997
Restricted stock awards	1,181,588	935,654
Common stock warrants	145,855	215,859
Preferred stock	40,000	40,000

Total	15,299,594	5,113,510

8.	FAIR VALUE MEASUREMENTS

The below table summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories (as described within Note 2(xiii)):

	March 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Assets:
Bank CDs	$—	$411	$—	$411
Money market currency funds	—	87,931	—	87,931
Mutual funds	—	3,061	—	3,061
Deferred compensation investments, including life insurance cash surrender value	—	5,426	—	5,426
Equity securities	3,906	—	—	3,906

	$3,906	$96,829	$—	$100,735

Liabilities:
Deferred executive compensation liability	—	3,999	—	3,999
Deferred development costs	—	—	17,506	17,506
Ligand Contingent Consideration	—	—	4,100	4,100
Talon CVR	—	—	4,953	4,953

	$—	$3,999	$26,559	$30,558

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

	December 31, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Assets:
Bank CDs	$—	$410	$—	$410
Money market currency funds	—	100,395	—	100,395
Mutual funds	—	3,061	—	3,061
Deferred compensation investments, including life insurance cash surrender value	—	5,361	—	5,361
Equity securities	3,593	—	—	3,593

	$3,593	$109,227	$—	$112,820

Liabilities:
Deferred executive compensation liability	—	3,949	—	3,949
Deferred development costs	—	—	17,742	17,742
Ligand Contingent Consideration	—	—	4,000	4,000
Talon CVR	—	—	4,329	4,329

	$—	$3,949	$26,071	$30,020

The following summarizes the fair value measurement activity for our liabilities that utilize Level 3 inputs:

Fair Value Measurements of Unobservable Inputs (Level 3)

Balance at December 31, 2012	$14,520
Transfers in (out) of Level 3	—
Deferred development costs	5,509
Deferred payment contingency	(2,287)
Ligand Contingent Consideration	4,000
Talon CVR	4,329

Balance at December 31, 2013	26,071
Transfers in (out) of Level 3	—
Deferred development costs (see Note 12)	(236)
Ligand Contingent Consideration (see Note 9(b))	100
Talon CVR (see Note 9(a))	624

Balance at March 31, 2014**	$26,559

**	This amount is comprised of “drug development liability” and “acquisition-related contingent obligations” on our accompanying Condensed Consolidated Balance Sheets.

9.	BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION

(a) Acquisition of Talon Therapeutics, Inc.

Talon Acquisition Overview

On July 17, 2013, we purchased all of the outstanding shares of common stock of Talon Therapeutics, Inc. (“Talon”). Through the acquisition of Talon, we gained worldwide rights to MARQIBO, an FDA-approved drug that we believe complements our other hematology and oncology products.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

The Talon purchase consideration comprised of (i) an aggregate upfront cash amount of $11.3 million, (ii) issuance of 3.0 million shares of our common stock, then equivalent to $26.3 million (based on a closing price of $8.77 per share on July 17, 2013), and (iii) the issuance of contingent value rights (“CVR”) initially valued at $6.5 million.

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

Talon CVR Fair Value as of March 31, 2014 and December 31, 2013

The CVR fair value will continue to be evaluated on a quarterly basis. Any changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisition” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2013	$4,329
Fair value adjustment for three months ended March 31, 2014	624

March 31, 2014	$4,953

(b) Acquisition of Rights to Captisol-Enabled® Melphalan

Overview of Acquisition of Rights to Captisol-Enabled® Melphalan

On March 8, 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled ®, propylene glycol-free MELPHALAN (“C-E MELPHALAN”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”) for an initial license fee of $3.0 million (paid on April 1, 2013). Aggregate transaction costs were nominal for this acquisition.

We accounted for this transaction as a business combination (rather than as an asset acquisition), using the acquisition method of accounting. This requires that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values, which involves our estimates of future cash flows and the application of appropriate discount rates as of the transaction date.

We are required to pay Ligand additional amounts up to an aggregate $66.0 million, upon the achievement of certain regulatory milestones and net sales thresholds (“Ligand Contingent Consideration”), and we also assumed full responsibility for its ongoing clinical and regulatory development program. We also must pay royalties in the range of 15% to 25% on our future net sales of licensed products in all territories.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

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

IPR&D is an intangible asset that is classified as indefinite-lived until the completion or abandonment of the associated R&D effort, and is subject to impairment testing. C-E MELPHALAN IPR&D will be amortized over an estimated useful life to be determined at the date the project is complete.

We estimated the fair value of this IPR&D using the “income approach”. The income approach uses valuation techniques to convert future amounts to a single present amount (discounted). Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value estimate took into account our estimates of future incremental earnings that may be achieved upon regulatory approval, promotion, and distribution associated with the rights, and included estimated cash flows of approximately 10 years and a discount rate of approximately 25%.

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach, which assumes that FDA approval of C-E MELPHALAN will occur on or about December 31, 2015. Upon receipt of FDA approval, we will be obligated to make a milestone payment to Ligand.

Ligand Contingent Consideration Fair Value as of March 31, 2014 and December 31, 2013

The Ligand Contingent Consideration fair value will continue to be evaluated on a quarterly basis. This liability is included within “acquisition-related contingent obligations” in the accompanying Condensed Consolidated Balance Sheets. Any changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to Ligand Contingent Consideration fair value are recognized within “change in fair value of contingent consideration related to acquisition” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2013	$4,000
Fair value adjustment for three months ended March 31, 2014	100

March 31, 2014	$4,100

10.	REVOLVING LINE OF CREDIT

We entered into a credit agreement on September 5, 2012 with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender (the “Credit Agreement”). The Credit Agreement provided us with a committed $50.0 million revolving line of credit facility (the “Credit Facility”). The Credit Facility was to expire on September 5, 2014, though we repaid it in full, then immediately terminated it on December 20, 2013 in connection with the sale and issuance of our 2018 Convertible Notes (see Note 11).

The Credit Facility bore interest, at our election, at a rate equal to the London Interbank Offer Rate (LIBOR), plus an applicable margin (2.75% to 4.25%, dependent on a defined liquidity ratio). An unused line fee was payable quarterly in an amount ranging from 0.38% to 0.63%.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

11.	CONVERTIBLE SENIOR NOTES

On December 17, 2013, we entered into an agreement for the sale of $120.0 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price is subject to adjustment under certain limited circumstances. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2014. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.

The sale of the 2018 Convertible Notes closed on December 23, 2013 and our net proceeds were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these net proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Note Hedge”). We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Condensed Consolidated Balance Sheets. Under applicable GAAP, the Note Hedge transaction is not expected to be marked-to-market through earnings or comprehensive income in future reporting periods.

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

As of March 31, 2014, the 2018 Convertible Notes were not convertible. Prior to June 15, 2018, holders may convert all or a portion of their 2018 Convertible Notes only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of 2018 Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock on such trading day and the applicable conversion rate on such trading day; (3) upon the occurrence of certain corporate transactions; or (4) at any time we have not received stockholder approval. On and after June 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2018 Convertible Notes at any time, regardless of the foregoing circumstances.

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

The carrying values of the 2018 Convertible Notes as of March 31, 2014 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(27,373)

March 31, 2014 net carrying amount of 2018 Convertible Notes	$92,627

The following table sets forth the components of total “interest expense” recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the three months ended March 31, 2014:

Contractual coupon interest expense	$825
Amortization of debt issuance costs	131
Accretion of debt discount	1,147

Total	$2,103

Effective interest rate	8.59%

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

12.	MUNDIPHARMA AGREEMENT

As the result of our acquisition of Allos Therapeutics, Inc. on September 5, 2012 (through which we obtained our FOLOTYN product), we assumed its obligations under an active strategic collaboration agreement with a third-party, Mundipharma (the “Mundipharma Collaboration Agreement”). Under the Mundipharma Collaboration Agreement, we retained full commercialization rights for FOLOTYN in the U.S. and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world (the “Mundipharma Territories”).

On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated (the “Amended Munipharma Collaboration Agreement”), in order to modify: (i) the scope of the licensed territory, (ii) milestone payments, (iii) royalty rates, and (iv) development obligations.

In connection with the Amended Munipharma Collaboration Agreement, we received a one-time $7.0 million payment from Mundipharma for certain research and development activities to be performed by us. As a result, (a) Europe and Turkey were excluded from Mundipharma’s commercialization territory, (b) we may receive potential regulatory milestone payments of up to $16.0 million and commercial progress and sales-dependent milestone payments of up to $107.0 million, (c) we will receive tiered double- digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories, and (d) we and Mundipharma will bear our own FOLOTYN development costs.

We recorded the initial September 2012 fair value of the related drug development liability of $12.3 million, using the discounted cash flow method of the income approach. The fair value of this liability was determined to be $17.5 million as of March 31, 2014 (inclusive of the $7.0 million payment from Mundipharma) and is included in current and long-term portions of “drug development liability” within the accompanying Condensed Consolidated Balance Sheets. This value includes our assumptions about personnel needed to perform these research and development activities, third party costs for projected clinical trial enrollment, and patient treatment-related follow up through approximately 2031.

We will assess this liability at each subsequent reporting date and record its adjustment through “research and development” expense in our Condensed Consolidated Statements of Operations.

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2013	$3,119	$14,623	$17,742
Transfer from long term to current	236	(236)	—
(Less): Expenses incurred	(236)	—	(236)

Balance at March 31, 2014	$3,119	$14,387	$17,506

13.	COMMITMENTS AND CONTINGENCIES

(a) Facility Leases

We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2019. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019, in addition to several other administrative office leases. Each lease agreement contains scheduled rent increases which are accounted for on a straight-line basis.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

(b) Licensing Agreements, Co-Development Agreements, and Milestone Payments

Our drug candidates are being developed pursuant to license agreements that provide us with territory-specific rights to its manufacture, sublicense, and sale. We are generally responsible for all development costs, patent filings and maintenance costs, sales and marketing costs, and liability insurance costs. We are also obligated to make certain milestone payments to third parties upon the achievement of regulatory and sales milestones that are specified in these license agreements. We estimate and present a corresponding liability on our Condensed Consolidated Balance Sheets when it is required to be valued and presented under applicable GAAP. In addition, we are obligated to pay royalties based on our future net sales of licensed products.

Our most significant of these agreements are listed and summarized below:

(i) ZEVALIN U.S.: Licensing and development in the U.S.

In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S. as the result of a transaction with Cell Therapeutics, Inc. (“CTI”). Pursuant to the transfer of the ZEVALIN assets from CTI to our wholly-owned subsidiary, RIT Oncology LLC (“RIT”), in December 2008, RIT assumed certain agreements with various third parties related to ZEVALIN intellectual property. These agreements relate to the manufacture, use, and sale of ZEVALIN in the U.S.

In accordance with the terms of such agreements, we are required to meet specified payment obligations including a milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the U.S. This milestone has not yet been met, and no such value is included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets for its potential achievement. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa Corporation.

(ii) ZEVALIN Ex-U.S.: License and Asset Purchase Agreement with Bayer Pharma

On April 1, 2012, through our wholly-owned subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S. from Bayer Pharma AG.

ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia. In consideration for the rights granted under the agreement, concurrent with the closing, we paid Bayer a one-time fee of €19.0 million, and we will pay Bayer royalties based on a mid-teen digits percentage of net sales of the licensed products in all territories worldwide, except the U.S. Unless earlier terminated, the term of the agreement continues until the expiration of the last-to-expire patent covering the sale of a licensed product in the relevant country, or 15 years from the date of first commercial sale of the licensed product in such country, whichever is longer.

(iii) FUSILEV: Amended and Restated License Agreement with Merck & Cie AG

In May 2006, we amended and restated a license agreement with Merck & Cie AG (“Merck”), which we assumed in connection with our March 2006 acquisition of the assets of Targent. Pursuant to the license agreement with Merck, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how to develop, manufacture, use, and sell FUSILEV in the field of oncology in North America in return for royalties in the mid-single digits percentage of net sales. Merck is eligible to receive a $0.2 million payment from us upon the achievement of a FDA approval of an oral form of FUSILEV. This milestone has not yet been met, and no such value is included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets for its potential achievement.

(iv) FOLOTYN: License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute

In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International, and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary on September 5, 2012, we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay the licensors royalties based on worldwide graduated annual levels of net sales of FOLOTYN, or sublicense revenues arising from sublicensing the product, if and when such sales or sublicenses occur. Royalties are 8% of annual worldwide net sales up to $150 million; 9% of annual worldwide net sales of $150 million through $300 million; and 11% of annual worldwide net sales in excess of $300 million.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

(v) C-E MELPHALAN: License Agreement with Cydex Pharmaceuticals, Inc.

On March 8, 2013, we completed the acquisition of exclusive global development and commercialization rights to C-E MELPHALAN from Ligand (see Note 9(b)). We reported on April 23, 2014 that C-E MELPHALAN had met its primary endpoint in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma, and as a result, we intend to file a NDA with the FDA in the second half of 2014.

We assumed full responsibility for its ongoing clinical and regulatory development program. We are required to pay Ligand additional amounts of up to $66 million, upon achievement of certain regulatory milestones and net sales thresholds, which we have valued at $4.1 million and $4.0 million within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Statements of Operations as of March 31, 2014 and December 31, 2013, respectively. We will also pay royalties in the range of 15% to 25% on our net sales of licensed products in all territories.

(vi) MARQIBO: Agreement with Talon Therapeutics, Inc.

On July 17, 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $5.0 million and $4.3 million liability within “acquisition-related contingent obligations” as of March 31, 2014 and December 31, 2013, respectively. The CVR has a maximum payout of $195 million if all sales and regulatory approval milestones are achieved.

(vii) APAZIQUONE: Exclusive Development and Commercialization Collaboration Agreement with Allergan

In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for APAZIQUONE. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013).

On January 29, 2013, we entered into a second amendment to the license, development, supply and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S., Europe, and other territories in exchange for a tiered single-digit royalty on certain products containing APAZIQUONE, and relieved Allergan of its development and commercialization obligations.

As a result of this amendment to the agreement, Allergan has no remaining obligations to us. We will be obligated to pay Allergan a tiered single-digit royalty not to exceed mid-single digits based upon our net sales of certain products containing APAZIQUONE in specified territories. Additionally, we will be obligated to pay any royalties or other payments due to certain licensors of underlying intellectual property, as well as to provide indemnification of Allergan for claims arising from the manufacture, development, or commercialization of pharmaceutical products containing APAZIQUONE by us.

(viii) APAZIQUONE: Collaboration Agreement with Nippon Kayaku Co. LTD.

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

Pursuant to the terms of this agreement, Nippon Kayaku paid us an upfront fee of $15.0 million (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). Nippon Kayaku is also obligated to make additional payments to us based on the achievement of certain development, regulatory and commercialization milestones. Under the terms of the agreement, we are entitled to payment of $10 million and $126 million upon achievement of certain regulatory and commercialization milestones, respectively. Also, Nippon Kayaku has agreed to pay us royalties based on a percentage of net sales of the subject products in the defined territory in the mid-teen digits.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

Our license agreement with Nippon Kayaku provides for payments to us upon the achievement of development milestones, such as the completion of clinical trials or regulatory submissions, approvals by health authorities, and commercial launches of drug candidates. Given the challenges inherent in developing and obtaining approval for drug products and in achieving commercial launches, there was substantial uncertainty whether any such milestones would be achieved at the time of execution of such license agreement. Such revenue will only be recognized if/when such milestones are achieved.

(ix) BELEODAQ: Licensing and Collaboration Agreement with TopoTarget

In February 2010, we entered into a licensing and collaboration agreement with TopoTarget A/S (“TopoTarget”), as amended in October 2013, for the development and commercialization of BELEODAQ. The agreement provides that we have the exclusive right to manufacture, develop, and commercialize BELEODAQ in North America and India, with an option for China.

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

Pursuant to the terms of this agreement, we paid TopoTarget an upfront fee of $30.0 million in 2010. In addition, on the successful achievement of certain development, regulatory and sales milestones, we were obligated to issue 1.0 million shares of our common stock (subject to certain resale conditions) and to also pay TopoTarget up to $313.0 million.

In February 2014, the first of these milestones was met (for the FDA’s approval of our NDA for BELEODAQ), resulting in the issuance of 1.0 million shares of our common stock and the payment of $10.0 million to TopoTarget. The aggregate payout value of this first milestone was $17.8 million and is recognized within “research and development” of the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2014. We will pay TopoTarget future royalties in the mid-teen digits based on net sales of BELEODAQ in the defined territory.

If/when we receive regulatory approval from the FDA for BELEODAQ’s use in the PTCL indication (which we expect to occur in the second half of 2014), we will be then be obligated to pay TopoTarget a second milestone payment of $25.0 million. Despite our expected timing, no provision for this second milestone (or any other milestone) is included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets for potential achievement.

The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory with certain provisions surviving, unless earlier terminated in accordance with its terms.

(x) SPI-2012: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company

In January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. In consideration for the rights granted to us under the co-development and commercialization agreement with Hanmi, we paid Hanmi $1.0 million. Under the terms of the agreement, we will share the costs and expenses of the study with Hanmi, although we will have primary responsibility for them. If SPI-2012 is ultimately commercialized by us, we will have worldwide rights except for Korea, China and Japan upon payment of fees and milestone payments related to further development, regulatory approvals and sales targets.

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

At each period end, we accrue for all services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies and other events. Should we decide to discontinue and/or slow-down

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

the work on any project, the associated costs for those projects would be limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered.

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

(f) Deferred Compensation Plan

On September 2, 2011, the Board of Directors approved the Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”). The DC Plan is administered by the Compensation Committee and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

The DC Plan is an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees, as selected by the DC Plan administrator (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At March 31, 2014 and December 31, 2013, DC Plan deferrals and contributions totaling $4.0 million and $3.9 million, respectively, are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

We are presently responding to Abbreviated New Drug Applications (“ANDAs”) filed by companies seeking to launch generic forms of FUSILEV and FOLOTYN, respectively, and to certain shareholder suits that purportedly stem from our March 12, 2013 press release, in which we announced anticipated changes in customer ordering patterns of FUSILEV. These complaints allege that, as a result of the March 12, 2013 press release, our stock price declined.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

FOLOTYN ANDA Litigation

On May 7, 2014, we received notice of a Paragraph IV certification by Fresinus Kabi USA, LLC, in connection with their filing an ANDA to manufacture a generic version of FOLOTYN. We plan to file a lawsuit seeking to enjoin the approval of their ANDA plus recovery of our fees and costs incurred in such matter. While we believe our patent rights are strong, the ultimate outcome of such action is uncertain.

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH. This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff and directing Arkansas Teacher Retirement System to file a consolidated complaint within 60 days.

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

14.	INCOME TAXES

We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit (provision) for income taxes of ($0.1) million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets. In addition, in the three months ended March 31, 2014, we expensed approximately $1.2 million related to the correction of our prior year estimate of carryback of federal net operating losses and of credits ineligible for offset against federal income taxes.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except per share, per unit, and number of years)

(Unaudited)

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

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

All subsequent written and oral forward-looking statements attributable to us or by persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We expressly disclaim any intent or obligation to update information contained in any forward-looking statement after the date thereof to conform such information to actual results or to changes in our opinions or expectations.

Company Overview

We are a biotechnology company with fully integrated commercial and drug development operations with a primary focus in oncology and hematology. Our strategy is comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products.

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

We also have ongoing indication expansion studies with several of our marketed products, and a diversified pipeline of product candidates in advanced-stage Phase 2 and Phase 3 studies. Our integrated in-house scientific team, includes formulation development and medical research, as well as expertise in regulatory and clinical affairs, biostatistics, and data management. In the U.S., we have full commercial operations for the sales and marketing of our drug products, and leverage the expertise of our worldwide partners to assist us with international sales and product development.

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

See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2013, “Business” section for a discussion of:

•	Cancer Background & Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development

Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals

During the first quarter of 2014, we accomplished various critical objectives for our business, which included:

•	Commercial: We continued to focus on the growth of our marketed drugs. Product sales for the quarter surpassed $40 million for the third consecutive quarter.

•	Medical: We recently reported positive data from the pivotal study of C-E MELPHALAN, with an expected NDA filing next quarter. In addition, the priority review for our novel HDAC inhibitor, BELEODAQ, is ongoing at the FDA and we expect a decision on the established action date of August 9, 2014. Our Phase 2 study for SPI-2012 is currently enrolling and we should be in position to make a Phase 3 decision by the end of the year.

•	Financial: We maintained fiscal discipline during the quarter, and ended the quarter with over $120 million in aggregate cash and equivalents and marketable securities.

CHARACTERISTICS OF OUR REVENUE AND EXPENSES

See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, Characteristics of Our Revenue and Expenses for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, Critical Accounting Policies and Estimates for a discussion of significant estimates and assumptions as part of the preparation of our accompanying condensed consolidated financial statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

RESULTS OF OPERATIONS

Operations Overview – Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014		2013
Total revenues	$40,124	100.0%	$38,667	100.0%

Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	6,278	15.6%	6,782	17.5%
Selling, general and administrative	23,403	58.3%	22,014	56.9%
Research and development	29,497	73.5%	11,883	30.7%
Amortization and impairment of intangible assets	5,360	13.4%	4,445	11.5%

Total operating costs and expenses	64,538	160.8%	45,124	>100.0%

Loss from operations	(24,414)	(60.8)%	(6,457)	(16.7)%

Change in fair value of contingent consideration related to acquisition	(724)	(1.8)%	—	—
Other expense, net	(2,425)	(6.0)%	(1,318)	(3.4)%

Loss before income tax	(27,563)	(68.7)%	(7,775)	(20.1)%

Income tax benefit	(78)	(0.2)%	2,340	6.1%

Net loss	$(27,641)	(68.9)%	$(5,435)	(14.1)%

THREE MONTHS ENDED MARCH 31, 2014 VERSUS 2013

Total Revenues

	Three months ended March 31,		$ Change	% Change
	2014	2013
	($ in millions)
Product sales, net:
FUSILEV	$22.2	$11.8	$10.4	88.1%
FOLOTYN	10.1	9.9	0.2	2.0%
ZEVALIN	6.3	7.6	(1.3)	(17.1)%
MARQIBO	1.5	—	1.5	>100.0%

	$40.1	$29.3	$10.8	36.9%
License fees and service revenue	—	9.4	(9.4)	>(100.0)%

Total revenues	$40.1	$38.7	$1.4	3.6%

Product sales, net. Gross product sales are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargebacks established as of each period to arrive at presented “product sales, net”.

FUSILEV revenue increase is primarily due to a favorable change in buying patterns of wholesalers as compared to the prior year period. In addition, we realized a modest average net sales price increase in the current period due to our customer mix.

FOLOTYN revenue remained consistent with the prior year period. Unit sales and average net sales price per unit were largely unchanged.

ZEVALIN revenue decrease is due to depressed unit demand for U.S. sales, along within minimal change in our average net sales price per unit between these periods. Beginning in the second quarter of 2013, we terminated our ZEVALIN services agreement with Bayer, and transitioned to a sales distribution model in Europe. This transition has had a favorable impact on unit sales in Europe, though we realize a much lower average price per unit for these sales, as compared both to our U.S. sales and former Bayer sales.

MARQIBO revenue derived in 2014 is a result of our acquisition of Talon in July 2013, as discussed in Note 9(a).

License fees and service revenue. In the first quarter of 2013, we recognized $9.3 million from the amortization of deferred revenue that corresponded with our contracted research and development services. This revenue is associated with a $41.5 million upfront payment we received from Allergan in 2008, and an aggregate of $16.0 million upfront payment we received from Nippon in 2010. As of December 31, 2013, these upfront payments have been recognized through “license fees and service revenue” in full, and as a result, did not recur in the first quarter of 2014. In the current period, we recognized $28,000 from our out-license royalties, all derived from FOLOTYN sales in Munidphrama’s (our co-development partner –see Note 12) territories.

Operating Costs and Expenses

	Three months ended March 31,		$ Change	% Change
	2014	2013
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$6.3	$6.8	$(0.5)	(7.4)%
Selling, general and administrative	23.4	22.0	1.4	6.4%
Research and development	29.5	11.9	17.6	>100.0%
Amortization and impairment of intangible assets	5.4	4.4	1.0	22.7%

Total operating costs and expenses	$64.6	$45.1	$19.5	43.2%

Other (expense), net	$(3.1)	$(1.3)	$(1.8)	>(100.0)%

Cost of Product Sales. Despite our 36.9% increase in product sales, net, in the first quarter of 2014 as compared to 2013, our cost of product sales decreased 7.4%. This result was primarily driven by an unusually large excess inventory charge for FUSILEV in the first quarter of 2013 that did not recur in the current period. The favorable effect of not having this charge recur in the first quarter of 2014 was partially offset by our increase in gross product sales between the same periods.

Selling, General and Administrative. Selling, general and administrative expenses increased primarily due to (i) $0.6 million increase in personnel related expenses as we continue to build our sales and marketing team, and (ii) $0.6 million increase in marketing expenses to support the sales growth of our four commercialized products.

Research and Development. Research and development expense increase is primarily due to an aggregate $17.8 million from cash payment and stock issuance to TopoTarget, upon the February 2014 contractual milestone achievement represented by the acceptance by the FDA of our new drug application (NDA) for the PTCL indication of BELEODAQ.

Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets increased $1.0 million during the three months ended March 31, 2014, primarily due to the amortization of definite-lived intangible assets from the acquisition of Talon in July 2013 (through which we acquired MARQIBO).

Other Expense, net. Other expense, net increased by $1.8 million and was primarily due to $1.6 million increase in interest expense attributable to our convertible senior notes issued in December 2013, and a $0.7 million increase to our “acquisition-related contingent obligations” liability to the former shareholders of Talon and Ligand in the current period, which resulted in an equal charge to our “change in fair value of contingent consideration related to acquisition.” These expense increases were partially offset by our realized $0.5 million gain in the current period for payment of obligations denominated in foreign currencies.

	Three months ended March 31,		$ Change	% Change
	2014	2013
	($ in millions)

(Provision) benefit for income taxes	$(0.1)	$2.3	$(2.4)	>(100.0)%

(Provision) benefit for Income Taxes. Our current period provision for income taxes represents a portion of the amount that we expect to be refunded from taxing authorities (for income taxes we paid for fiscal year 2012), based on our operating results in the first quarter of 2014 and our projected full-year operating results, though was offset by $1.2 million related to the correction of our prior year estimate of carryback of federal net operating losses and of credits ineligible for offset against federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands, except financial metrics data)

Cash and cash equivalents	$117,734	$156,306	$160,073
Marketable securities	$3,472	$3,471	$3,310
Accounts receivable, net	$54,007	$49,483	$39,432
Total current assets	$215,676	$235,190	$239,035
Total current liabilities	$79,399	$89,984	$98,041
Working capital surplus (a)	$136,277	$145,206	$140,994
Days sales outstanding (“DSO”) (b)	121	110	92
Current ratio (c)	2.7	2.6	2.4

(a)	Total current assets at period end minus total current liabilities at period end.
(b)	Net accounts receivable at period end divided by revenue, net for the first quarter multiplied by the number of days in the quarter.
(c)	Total current assets at period end divided by total current liabilities at period end.

Net Cash (Used In) Provided by Operating Activities

Cash used in operating activities was $40.0 million for the three months ended March 31, 2014, as compared to cash provided by operating activities of $21.6 million in the prior year period. The decrease in cash provided by operating activities during the current year, as compared to the prior year is primarily a function of the working capital drivers of (i) decreased customer collections (see below), (ii) increased payments to our vendors to reduce trade payables between these periods (see below), (iii) a $10.0 payment for product milestone achievement (see Note 13(b)(ix)), and (iv) a one-time refundable deposit of $13.6 million related to the transfer of inventory to Japan.

For the three months ended March 31, 2014 and 2013, our cash collections from customers totaled $53.0 million and $101.2 million, respectively, representing 132.1% and 261.6% of reported net revenue for the same years. This decrease in customer collections is due to our accounts receivable, net, balances as of December 31, 2013 and 2012 of $49.5 million and $92.1 million, respectively, and corresponded with our decrease in product sales in 2013 as compared to 2012.

For the three months ended March 31, 2014 and 2013, cash payments to our employees and vendors for products, services, and rebates totaled $76.4 million and $57.3 million, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.3 million in the first three months of 2014 was due to purchases of computer software and hardware to support our general business growth.

Net Cash (Used In) Provided By Financing Activities

Net cash (used in) provided by financing activities of $1.2 million for the three months ended March 31, 2014 relates to proceeds from the issuance of common stock as a result of the exercise of employee stock options.

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

The sale of the 2018 Convertible Notes closed on December 23, 2013 and our net proceeds were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Note Hedge”). We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Condensed Consolidated Balance Sheets. Under applicable GAAP, the Note Hedge transaction is not expected to be marked-to-market through earnings or comprehensive income in future reporting periods.

Retired Credit Facility

On September 5, 2012, we entered into a credit agreement with Bank of America, N.A., as the administrative agent and an initial lender and Wells Fargo Bank, National Association, as an initial lender (the “Credit Agreement”). The Credit Agreement provided us with a committed $50.0 million revolving line of credit facility (the “Credit Facility”). The Credit Facility was to expire on September 5, 2014, but was repaid in full and cancelled by us on December 20, 2013.

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

We believe that our $121.2 million in aggregate cash and equivalents, and marketable securities as of March 31, 2014, will allow us to fund our current and planned operations for at least the next twelve to eighteen months. We may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2014, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part, or all, of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the identification of the material weakness discussed below.

Changes in Internal Control Over Financial Reporting

As of December 31, 2013, our management concluded that our internal control over financial reporting was not effective, as evaluated under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 framework). As part of this conclusion, our management determined that we had ineffective design and operating effectiveness of our internal control over financial reporting. This “material weakness” conclusion specifically pertained to the accurate and timely reporting of our operating expense accruals which comprised (i) the ineffective design and operation of controls over our process of estimating the required period-end accruals for services performed under open purchase orders, which resulted in overstated operating expenses and accrued liabilities in multiple reporting periods in, and prior to, 2013; and (ii) ineffective design and operation of controls over our identification and recording of liabilities for vendor invoices received subsequent to year-end that related to our 2013 activities. The remediation of these matters will not be completed and concluded upon until management’s next annual assessment as of December 31, 2014, thus this material weakness remained as of March 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Notwithstanding our continued material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Except as disclosed below, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the legal proceedings in which we are involved are discussed in Note 13, “Commitments and Contingencies,” to our accompanying Condensed Consolidated Financial Statements, and are hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

As of the date of this filing, there have been no material changes to the RISK FACTORS included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 12, 2014.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	From of Change In Control Severance Agreement. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2014, and incorporated herein by reference.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 12, 2014	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)