Form 10-Q
period 2014-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2014-08-08
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 65,731,956 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Item 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$132,405	$156,306
Marketable securities	3,306	3,471
Accounts receivable, net of allowance for doubtful accounts of $177 and $206, respectively	56,742	49,483
Other receivables	11,802	7,539
Inventories	10,881	13,519
Prepaid expenses and other current assets	3,410	3,213
Deferred tax assets	1,587	1,659

Total current assets	220,133	235,190
Property and equipment, net of accumulated depreciation	1,407	1,535
Intangible assets, net of accumulated amortization	219,735	231,352
Goodwill	18,476	18,501
Other assets	15,197	12,577

Total assets	$474,948	$499,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$69,178	$79,837
Accrued payroll and benefits	5,149	6,872
Deferred revenue	33	156
Drug development liability	3,119	3,119

Total current liabilities	77,479	89,984
Drug development liability, less current portion	14,069	14,623
Acquisition-related contingent obligations	10,058	8,329
Deferred tax liability	8,167	7,168
Other long-term liabilities	5,709	5,965
Convertible senior notes	93,812	91,480

Total liabilities	209,294	217,549
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 65,730,897 and 64,104,173 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	66	64
Additional paid-in capital	532,554	518,144
Accumulated other comprehensive income	1,734	894
Accumulated deficit	(268,823)	(237,619)

Total stockholders’ equity	265,654	281,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$474,948	$499,155

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$46,855	$32,213	$86,951	$61,559
License fees and service revenue	—	1,019	28	10,340

Total revenues	46,855	33,232	86,979	71,899

Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	6,156	7,268	12,434	14,050
Selling, general and administrative	25,399	22,584	48,802	44,598
Research and development	11,335	10,460	40,832	22,343
Amortization and impairment of intangible assets	5,361	5,449	10,721	9,894

Total operating costs and expenses	48,251	45,761	112,789	90,885

Loss from operations	(1,396)	(12,529)	(25,810)	(18,986)

Other expenses:
Interest expense, net	(1,976)	(397)	(4,043)	(818)
Change in fair value of contingent consideration related to acquisitions	(1,005)	—	(1,729)	—
Other income (expense), net	(487)	234	(845)	(663)

Total other expenses	(3,468)	(163)	(6,617)	(1,481)

Loss before income taxes	(4,864)	(12,692)	(32,427)	(20,467)
Benefit for income taxes	1,301	2,971	1,223	5,310

Net loss	$(3,563)	$(9,721)	$(31,204)	$(15,157)

Net loss per share:
Basic and diluted	$(0.06)	$(0.16)	$(0.49)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	64,609,197	58,977,295	64,119,441	58,995,735

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(3,563)	$(9,721)	$(31,204)	$(15,157)
Other comprehensive income, net of income tax:
Unrealized gain on available-for-sale securities	741	99	1,055	967
Income tax on unrealized gain on available-for-sale securities	(279)	57	(398)	171
Foreign currency translation adjustments	95	(37)	183	(361)

Other comprehensive income	557	119	840	777

Total comprehensive loss	$(3,006)	$(9,602)	$(30,364)	$(14,380)

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(31,204)	$(15,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred service revenue	—	(10,300)
Depreciation and amortization	12,179	10,772
Stock-based compensation	5,525	5,671
Accretion of debt discount to interest expense on 2018 Convertible Notes (Note 11)	2,332	—
Amortization of deferred financing costs to interest expense on 2018 Convertible Notes (Note 11)	308	—
Bad debt (recovery) expense	(28)	44
Impairment of intangible assets	—	1,023
Unrealized foreign currency loss	606	654
Research and development expense for the value of stock issued to TopoTarget in connection with milestone achievement (Note 13)	7,790	—
Change in fair value of contingent consideration related to acquisitions (Note 9)	1,729	—
Change in fair value of drug development liability (Note 12)	—	(2,869)
Changes in operating assets and liabilities:
Accounts receivable	(7,231)	39,746
Other receivables	(4,263)	—
Inventories	2,638	(834)
Prepaid expenses and other current assets	(197)	(5,691)
Deferred tax assets	72	(6,039)
Other assets	(1,873)	—
Accounts payable and other accrued obligations	(10,659)	(11,495)
Accrued payroll and benefits	(1,723)	(472)
Drug development liability (Note 12)	(554)	(2,352)
Deferred revenue	(123)	—
Deferred tax liability	602	—
Other long-term liabilities	(256)	743

Net cash (used in) provided by operating activities	(24,330)	3,444

Cash Flows From Investing Activities:
Acquisition of C-E MELPHALAN license (Note 9)	—	(3,000)
Redemption of certificate of deposit	165	—
Purchases of property and equipment	(605)	(127)

Net cash used in investing activities	(440)	(3,127)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,339	1,137
Proceeds from sale of stock under employee stock purchase plan	348	197
Payments to acquire treasury stock	—	(1,652)
Purchase and retirement of restricted stock to satisfy employee tax liability at vesting	(590)	(410)
Proceeds from Mundipharma related to FOLOTYN collaboration (Note 12)	—	7,000
Proceeds from revolving line of credit	—	100,000
Repayment of revolving line of credit	—	(125,000)

Net cash provided by (used in) financing activities	1,097	(18,728)

Effect of exchange rates on cash	(228)	(184)
Net (decrease) increase in cash and cash equivalents	(23,901)	(18,595)
Cash and cash equivalents—beginning of period	156,306	139,698

Cash and cash equivalents—end of period	$132,405	$121,103

Supplemental disclosure of cash flow information:
C-E MELPHALAN license included in intangible assets and other long-term obligations	$—	$4,700

Retirement of treasury shares	$—	$1,652

Cash paid for income taxes	$329	$197

Cash paid for interest	$1,588	$421

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

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

We currently market five drugs for the following indications:

•	FUSILEV® injection for patients in the U.S. with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN® injection for patients in the U.S. and various international markets with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients in the U.S. with relapsed or refractory peripheral T-cell lymphoma (“PTCL”);

•	MARQIBO® injection for patients in the U.S. with Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ™ injection for patients in the U.S. with relapsed or refractory PTCL. We did not launch this product until July 2014, and accordingly, no corresponding revenue is reported for any period presented in the accompanying Condensed Consolidated Financial Statements.

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

(b) Basis of Presentation

Interim Financial Statements

The interim financial data as of June 30, 2014 and 2013 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and six months ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for SPC, as discussed below). All inter-company accounts and transactions among the consolidated entities have been eliminated in consolidation.

Variable Interest Entity

We own fifty-percent of Spectrum Pharma Canada (“SPC”), organized in Quebec, Canada in January 2008. SPC is a “variable interest entity” as defined under applicable GAAP. Certain of our drug clinical studies are conducted through this entity, and we are obligated to fund all of its costs and have the sole rights to any revenue derived from its operations. Since we carry the full risks and rewards of this entity, we meet the applicable GAAP criteria as being its “primary beneficiary”. Accordingly, SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(c) Operating Segment

We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three and six months ended June 30, 2014 and 2013, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our long-lived assets are located in the U.S.

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

Our gross revenue is reduced by our gross-to-net (“GTN”) estimates, resulting in our reported “Product sales, net” in the accompanying Condensed Consolidated Statements of Operations. We defer revenue recognition in full if/when these estimates are not reasonably determinable at the time of sale. Information from external sources is used to estimate GTN adjustments. Such information includes written and oral information obtained from our wholesalers with respect to their inventory levels and sell-through to end-users during the period. The inventory information received from wholesalers is a product of their recordkeeping process. Our GTN estimates reduce revenue in the same period that the related sale is recorded and include the following major categories:

Product Returns Allowances: Our FUSILEV and MARQIBO customers (and BELEODAQ customers, beginning in the third quarter of 2014) are typically permitted to return products within six months of its expiration date, subject to certain restocking fees and preauthorization requirements. Returns for ZEVALIN and FOLOTYN expirations are not contractually or customarily allowed. We estimate potential returns, based on several factors, including historical rates of return, customer and end-user ordering patterns, inventory held by distributors, and sell through data of distributor sales to end users. In general, returned product is not resold.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

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

Medicaid Rebates: Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Our calculations related to these rebate accruals require estimates, including estimates of customer mix, to determine which of our sales will be subject to rebates and the amount of such rebates. Our estimates are based on historical claims and forecasting techniques, as supplemented by management’s judgment for many factors, including changes in sales trends and product pricing. Due to estimates and assumptions inherent in determining the amount of our product sales that will be subject to Medicaid rebates, and the time lag in us receiving these rebate notices (generally several months after the sale is made), the actual amount of these claims may be materially different from our estimates. As a result, Medicaid rebate adjustments affecting revenue may be prospectively recorded and reported over several periods after we reported the initial sale.

Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers and specialty distributors of our products (except U.S. sales of ZEVALIN). These fees are based on a percentage of such estimated net sales and are for various services, including: contract administration, inventory management, product sales reporting by customer, and product returns processing.

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

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), was issued in May 2014 for our mandatory adoption beginning January 1, 2017 (no early adoption is permitted under this new revenue recognition standard). ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. We continue to evaluate the impact of ASU 2014-09 to our current revenue recognition models for product sales, license fees, and service revenue, as described above.

(ii) Cash and Equivalents

Our cash and equivalents consist of bank deposits and highly liquid investments with original maturities of three months or less from the original purchase date.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(iii) Marketable Securities

Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit. These are classified as available-for-sale, with any unrealized change in value reflected in “unrealized gain (loss) on securities” on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). Realized gains and losses on available-for-sale securities are included in “other expense” on the accompanying Condensed Consolidated Statements of Operations.

(iv) Accounts Receivable

Our accounts receivable are derived from our product sales, license fees, and service revenue, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.

(v) Inventories

We value inventory at the lower of the actual cost to purchase or manufacture it, or its market value (i.e., its net realizable value). Cost is determined on the first-in, first-out method (FIFO). We regularly review inventory quantities in process and on hand, and when appropriate, record a provision for obsolete and excess inventory to reduce it to its net realizable value.

Direct and indirect manufacturing costs related to the production of inventory in anticipation of FDA approval are expensed through “research and development,” rather than capitalized. Upon FDA approval, these direct and indirect manufacturing costs are subsequently capitalized to inventory as incurred.

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

(viii) Stock-Based Compensation

We recognize stock-based compensation expense for employees and directors over the equity award vesting period, on a straight-line basis, and is net of an estimated forfeiture rate which is periodically updated.

We use the Black-Scholes option pricing model to determine the fair value of stock option grants with service conditions for vesting, and the Monte Carlo valuation model to value equity awards with combined market conditions and service conditions for vesting. These models require the use of highly subjective assumptions, including the volatility of our stock price and the probability of the achievement of market capitalization thresholds.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(ix) Foreign Currency Translation and Transactions

We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from the translation of financial statements denominated in the foreign functional currency are included as a separate component of “accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.

We record foreign currency transactions, when denominated in something other than the respective functional currency of our applicable legal entity, at the exchange rate prevailing at the date of the transaction. Resulting unrealized and realized gains and losses are included in “other income (expense), net” within the Condensed Consolidated Statements of Operations. Foreign currency transaction gains and losses have not been significant for any period presented.

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

In the event that we are assessed interest and/or penalties from taxing authorities, such amounts would be included in “income tax benefit (expense)” within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the notice was received.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

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

“Cash and cash equivalents” within our accompanying Condensed Consolidated Balance Sheets include certificates of deposit and money market funds that are valued utilizing Level 2 inputs. “Marketable securities” consist of mutual funds that are also valued utilizing Level 2 inputs.

“Other assets” within our accompanying Condensed Consolidated Balance Sheets include equity securities that are valued using Level 1 inputs.

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

3. BALANCE SHEET ACCOUNT DETAIL

The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:

(a) Cash and Cash Equivalents and Marketable Securities

As of June 30, 2014 and December 31, 2013, our holdings included within “cash and cash equivalents” and “marketable securities” were at major financial institutions.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

The following is a summary of our “cash and cash equivalents” and “marketable securities”:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and cash equivalents	Marketable Securities
						Current	Long Term
June 30, 2014
Bank deposits	$59,443	$—	$—	$59,443	$59,443	$—	$—
Money market funds	72,962	—	—	72,962	72,962	—	—
Bank CDs	245	—	—	245	—	245	—
Mutual funds	3,061	—	—	3,061	—	3,061	—

Total cash and equivalents and marketable securities	$135,711	$—	$—	$135,711	$132,405	$3,306	$—

December 31, 2013
Bank deposits	$55,911	$—	$—	$55,911	$55,911	$—	$—
Money market funds	100,395	—	—	100,395	100,395	—	—
Bank CDs	410	—	—	410	—	410	—
Mutual funds	3,061	—	—	3,061	—	3,061	—

Total cash and equivalents and marketable securities	$159,777	$—	$—	$159,777	$156,306	$3,471	$—

As of June 30, 2014, none of these securities had been in a continuous unrealized loss position longer than one year.

(b) Property and Equipment

“Property and equipment, net of accumulated depreciation” consist of the following:

	June 30, 2014	December 31, 2013
Computer hardware and software	$3,258	$5,154
Laboratory equipment	648	1,063
Office furniture	372	1,575
Leasehold improvements	2,858	2,813

Property and equipment, at cost	7,136	10,605
(Less): Accumulated depreciation	(5,729)	(9,070)

Property and equipment, net of accumulated depreciation	$1,407	$1,535

Depreciation expense (included within “operating costs and expenses” in the accompanying Condensed Consolidated Statement of Operations) for the six months ended June 30, 2014 and 2013, was $0.7 million in each period. During the three months ended June 30, 2014, we corrected our property and equipment to remove assets which were determined to no longer be in use (property and equipment at cost of $4.2 million, less accumulated depreciation of $4.0 million).

(c) Inventories

“Inventories” consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$2,092	$1,794
Work-in-process	2,095	3,312
Finished goods	6,694	8,413

	$10,881	$13,519

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(d) Prepaid expenses and other current assets

“Prepaid expenses and other current assets” consist of the following:

	June 30, 2014	December 31, 2013
Prepaid operating expenses	$3,166	$3,213
Research and development supplies	244	—

	$3,410	$3,213

(e) Other receivables

“Other receivables” consist of the (i) amounts we expect to be refunded from taxing authorities for our income taxes paid, relating to fiscal year 2012 and the (ii) amounts we expect to be reimbursed from certain of our product development partners for incurred drug development expenses.

	June 30, 2014	December 31, 2013
Income tax receivable	$9,098	$7,539
Product development expenses—reimbursement receivables	2,704	—

	$11,802	$7,539

(f) Intangible Assets and Goodwill

“Intangible assets, net of accumulated amortization” consist of the following:

		June 30, 2014
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (years)	Remaining Amortization Period (years)
MARQIBO IPR&D (NHL indication)	$17,600	$—	$—	$—	$17,600	n/a	n/a
C-E MELPHALAN IPR&D	7,700	—	—	—	7,700	n/a	n/a
MARQIBO distribution rights	26,900	(2,366)	—	—	24,534	11	9.7
FOLOTYN distribution rights	118,400	(15,308)	—	—	103,092	13	10.9
ZEVALIN distribution rights – U.S.	41,900	(25,315)	—	—	16,585	10	4.5
ZEVALIN distribution rights – Ex-U.S.	23,490	(6,804)	453	—	17,139	8	5.6
FUSILEV distribution rights	16,778	(5,546)	—	—	11,232	11	7.7
FOLOTYN out-license*	27,900	(5,024)	—	(1,023)	21,853	10	8.0

Total intangible assets	$280,668	$(60,363)	$453	$(1,023)	$219,735

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

The modification of our associated royalty and milestone rights constituted a change in the contractual provisions under which we measured our original acquired intangible asset (i.e., FOLOTYN rights). We determined that an impairment of the FOLOTYN out-license rights to Mundipharma of $1.0 million resulted from this amendment.

		December 31, 2013
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D (NHL indication)	$17,600	$—	$—	$—	$17,600
C-E MELPHALAN IPR&D	7,700	—	—	—	7,700
MARQIBO distribution rights (ALL indication)	26,900	(1,107)	—	—	25,793
FOLOTYN distribution rights	118,400	(10,587)	—	—	107,813
ZEVALIN distribution rights – U.S.	41,900	(23,455)	—	—	18,445
ZEVALIN distribution rights – Ex-U.S.	23,490	(5,343)	682	—	18,829
FUSILEV distribution rights	16,778	(4,821)	—	—	11,957
FOLOTYN out-license	27,900	(3,662)	—	(1,023)	23,215

Total intangible assets	$280,668	$(48,975)	$682	$(1,023)	$231,352

Intangible asset amortization expense recognized in the six months ended June 30, 2014 and 2013 was $11.4 million and $9.9 million, respectively. Estimated intangible asset amortization expense (excluding incremental amortization from the reclassification of IPR&D to developed technology) for the remainder of 2014 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31
Remainder of 2014	$11,438
2015	22,877
2016	22,877
2017	22,877
2018	22,722
2019	19,157
2020 and thereafter	72,487

$194,435

“Goodwill” is comprised of the following (by source):

	June 30, 2014	December 31, 2013
Acquisition of Talon	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos	5,346	5,346
Foreign currency exchange translation effects	79	104

	$18,476	$18,501

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(g) Other assets

“Other assets” are comprised of the following:

	June 30, 2014	December 31, 2013
Investments in equity securities	$4,648	$3,593
Supplies and other assets	691	—
Deposits	193	190
2018 Convertible Notes issuance costs	3,124	3,432
Executive officer life insurance – cash surrender value	6,541	5,362

	$15,197	$12,577

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(h) Accounts payable and other accrued liabilities

“Accounts payable and other accrued liabilities” are comprised of the following:

	June 30, 2014	December 31, 2013
Trade payables	$7,620	$12,796
Accrued research and development expenses	3,915	6,433
Accrued selling, general and administrative expenses	7,591	8,870
Accrued rebates	34,842	28,893
Accrued product royalty	3,599	9,498
Allowance for returns	1,500	2,900
Accrued data and distribution fees	2,934	2,430
Accrued GPO administrative fees	2,684	2,327
Inventory management fee	845	616
Allowance for chargebacks	3,648	5,074

	$69,178	$79,837

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets specifically for GTN estimates (see Note 2(i)) are as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Prompt Pay Discount	Returns
Balance as of December 31, 2012	$26,176	$14,149	$1,451	$5,056
Add: provisions (recovery)	63,609	19,067	183	(2,034)
(Less): credits or actual allowances	(55,818)	(27,843)	(1,317)	(122)

Balance as of December 31, 2013	33,967	5,373	317	2,900
Add: provisions (recovery)	34,721	9,416	5	(1,265)
(Less): credits or actual allowances	(30,198)	(8,326)	(281)	(135)

Balance as of June 30, 2014	$38,490	$6,463	$41	$1,500

(i) Other long-term liabilities

Other long-term liabilities are comprised of the following:

	June 30, 2014	December 31, 2013
Accrued executive deferred compensation	$4,527	$3,949
Deferred rent (non-current portion)	451	366
Business acquisition liability	—	298
Other tax liabilities	731	1,352

	$5,709	$5,965

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

4. GROSS-TO-NET PRODUCT SALES

The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statement of Operations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gross product sales	$68,329	$57,522	$129,828	$100,494
Rebates and chargebacks	(17,772)	(20,365)	(34,721)	(31,083)
Data, distribution and GPO administrative fees	(4,920)	(5,704)	(9,416)	(10,046)
Prompt pay discount	(2)	(13)	(5)	(105)
Product returns allowance	1,220	773	1,265	2,299

Product sales, net	$46,855	$32,213	$86,951	$61,559

5. PRODUCT SALES, NET BY GEOGRAPHIC REGION AND PRODUCT LINE

The below table presents “product sales, net” by geography for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
United States	$44,541	95.1%	$30,157	93.6%	$81,998	94.3%	57,091	92.7%

International:
Europe	796	1.7%	602	1.9%	1,836	2.1%	1,631	2.6%
Asia Pacific	1,518	3.2%	1,454	4.5%	3,117	3.6%	2,837	4.6%

Total international	2,314	4.9%	2,056	6.4%	4,953	5.7%	4,468	7.3%

Product sales, net	$46,855	100.0%	$32,213	100.0%	$86,951	100.0%	61,559	100.0%

The below table presents “product sales, net” by product line for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
FUSILEV	$26,554	56.7%	$12,864	39.9%	$48,747	56.1%	$24,706	40.1%
FOLOTYN	12,597	26.9%	12,557	39.0%	22,655	26.1%	22,481	36.5%
ZEVALIN	6,336	13.5%	6,792	21.1%	12,636	14.5%	14,372	23.3%
MARQIBO	1,368	2.9%	—	—%	2,913	3.4%	—	—%

Product sales, net	$46,855	100.0%	$32,213	100.0%	$86,951	100.0%	$61,559	100.0%

6. STOCK-BASED COMPENSATION

We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “operating costs and expenses” for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$511	$485	$955	$1,159
Selling, general and administrative	2,163	2,439	4,570	4,512

Total share-based compensation	$2,674	$2,924	$5,525	$5,671

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

7. NET LOSS PER SHARE

Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(3,563)	$(9,721)	$(31,204)	$(15,157)
Weighted average shares – basic and diluted	64,609,197	58,977,295	64,119,441	58,995,735
Net loss per share – basic and diluted	$(0.06)	$(0.16)	$(0.49)	$(0.26)

The below-listed outstanding securities were excluded from our calculation of net loss per share, (using the treasury stock and if-converted method, as applicable), because their impact would have been anti-dilutive due to net loss per share in the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
2018 Convertible Notes	11,401,284	—	11,401,284	—
Common stock options	2,076,157	2,412,230	2,300,525	3,211,911
Restricted stock awards	1,021,825	1,102,654	1,021,825	1,102,654
Common stock warrants	111,601	115,249	129,512	173,031
Preferred stock	40,000	40,000	40,000	40,000

Total	14,650,867	3,670,133	14,893,146	4,527,596

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

8. FAIR VALUE MEASUREMENTS

The below table summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories (as described within Note 2(xiii)):

	June 30, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$245	$—	$245
Money market currency funds	—	72,962	—	72,962
Mutual funds	—	3,061	—	3,061
Deferred compensation investments, including life insurance cash surrender value	—	6,541	—	6,541
Equity securities	4,648	—	—	4,648

	$4,648	$82,809	$—	$87,457

Liabilities:
Deferred executive compensation liability	—	4,527	—	4,527
Drug development liability	—	—	17,188	17,188
Ligand Contingent Consideration	—	—	4,300	4,300
Talon CVR	—	—	5,696	5,696
Corixa Liability	—	—	62	62

	$—	$4,527	$27,246	$31,773

	December 31, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$410	$—	$410
Money market currency funds	—	100,395	—	100,395
Mutual funds	—	3,061	—	3,061
Deferred compensation investments, including life insurance cash surrender value	—	5,362	—	5,362
Equity securities	3,593	—	—	3,593

	$3,593	$109,228	$—	$112,821

Liabilities:
Deferred executive compensation liability	—	3,949	—	3,949
Deferred development costs	—	—	17,742	17,742
Ligand Contingent Consideration	—	—	4,000	4,000
Talon CVR	—	—	4,329	4,329

	$—	$3,949	$26,071	$30,020

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

The following summarizes the fair value measurement activity for our liabilities that utilize Level 3 inputs:

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2012	$14,520

Transfers in (out) of Level 3	—
Deferred development costs	5,509
Deferred payment contingency	(2,287)
Ligand Contingent Consideration	4,000
Talon CVR	4,329

Balance at December 31, 2013	26,071

Transfers in (out) of Level 3	—
Deferred development costs (see Note 12)	(554)
Ligand Contingent Consideration (see Note 9(b))	300
Talon CVR (see Note 9(a))	1,367
Corixa Liability (see Note 13(b)(i))	62

Balance at June 30, 2014**	$27,246

**	This amount is comprised of current and long-term portion of “drug development liability” and “acquisition-related contingent obligations” on our accompanying Condensed Consolidated Balance Sheets.

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

The CVR was valued using a valuation model that probability-weights expected outcomes (ranging from 50% to 100%) and discounts those amounts to their present value, using a discount rate of 25% (these represent unobservable inputs and are therefore classified as Level 3 inputs – see Note 2 (xiii)). The CVR has a maximum payout of $195.0 million if all sales and regulatory approval milestones are achieved, as summarized below:

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

Talon CVR Fair Value as of June 30, 2014 and December 31, 2013

The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisition” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2013	$4,329
Fair value adjustment for the six months ended June 30, 2014	1,367

June 30, 2014	$5,696

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach, which assumes that FDA approval of C-E MELPHALAN will occur on or about December 31, 2015. Upon receipt of FDA approval, we will be obligated to make a milestone payment to Ligand.

Ligand Contingent Consideration Fair Value as of June 30, 2014 and December 31, 2013

The Ligand Contingent Consideration fair value will continue to be evaluated on a quarterly basis. This liability is included within “acquisition-related contingent obligations” in the accompanying Condensed Consolidated Balance Sheets. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to Ligand Contingent Consideration fair value are recognized within “change in fair value of contingent consideration related to acquisition” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2013	$4,000
Fair value adjustment for the six months ended June 30, 2014	300

June 30, 2014	$4,300

10. REVOLVING LINE OF CREDIT

We entered into a credit agreement on September 5, 2012 with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender (the “Credit Agreement”). The Credit Agreement provided us with a committed $50.0 million revolving line of credit facility (the “Credit Facility”). The Credit Facility was repaid in full, then immediately terminated, on December 20, 2013 in connection with the sale and issuance of our 2018 Convertible Notes (see Note 11).

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

The sale of the 2018 Convertible Notes closed on December 23, 2013 and our net proceeds were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these net proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Note Hedge”). We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Condensed Consolidated Balance Sheets. Under applicable GAAP, the Note Hedge transaction is not expected to be marked-to-market through earnings or comprehensive income in future reported periods.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

We entered into Note Hedge transactions to reduce the potential dilution to our stockholders and/or offset any cash payments that we are required to make in excess of the principal amount, upon conversion of the 2018 Convertible Notes (in the event that the market price of our common stock is greater than the conversion price). The strike price of the “bought call” is equal to the conversion price and conversion rate of the 2018 Convertible Notes, matching the 11.4 million common shares the 2018 Convertible Notes may be converted into. The strike price of our “sold warrant” is $14.03 per share of our common stock, and is also for 11.4 million common shares.

As of June 30, 2014, the 2018 Convertible Notes could be converted into common stock. Prior to June 15, 2018, holders may convert all or a portion of their 2018 Convertible Notes only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of 2018 Convertible Notes for such trading day was less than 98% of the product of (i) the last reported sale price of our common stock on such trading day and (ii) the applicable conversion rate on such trading day; (3) upon the occurrence of certain corporate transactions; and (4) at any time prior to our stockholders’ approval to settle the 2018 Convertible Notes in our common shares and/or cash. On and after June 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2018 Convertible Notes at any time.

We initially may only settle conversions of the 2018 Convertible Notes by delivering shares of our common stock. However, if we obtain stockholder approval, we may, at our election, settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock.

The carrying value of the 2018 Convertible Notes as of June 30, 2014 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(26,188)

June 30, 2014	$93,812

The following table sets forth the components of the “interest expense” recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the six months ended June 30, 2014:

Contractual coupon interest expense	$1,659
Amortization of debt issuance costs	308
Accretion of debt discount	2,332

Total	$4,299

Effective interest rate	8.59%

12. MUNDIPHARMA AGREEMENT

As the result of our acquisition of Allos Therapeutics, Inc. on September 5, 2012 (through which we obtained distribution rights for FOLOTYN), we assumed its obligations under an active strategic collaboration agreement with a third-party, Mundipharma (the “Mundipharma Collaboration Agreement”). Under the Mundipharma Collaboration Agreement, we retained full commercialization rights for FOLOTYN in the U.S. and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world (the “Mundipharma Territories”).

On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated (the “Amended Munipharma Collaboration Agreement”), in order to modify: (i) the scope of the licensed territory, (ii) milestone payments, (iii) royalty rates, and (iv) development obligations. In connection with the Amended Munipharma Collaboration Agreement, we received a one-time $7.0 million payment from Mundipharma for certain research and development activities performed by us.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

As a result of the Amended Mundipharma Collaboration Agreement, (a) Europe and Turkey were excluded from Mundipharma’s commercialization territory, (b) we may receive regulatory milestone payments of up to $16.0 million, and commercial progress and sales-dependent milestone payments of up to $107.0 million, (c) we will receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories, and (d) we and Mundipharma will bear our own FOLOTYN development costs.

We recorded the initial September 2012 fair value of the related drug development liability of $12.3 million, using the discounted cash flow method of the income approach. The fair value of this liability was determined to be $17.2 million as of June 30, 2014 (inclusive of the $7.0 million payment received from Mundipharma). This value is included in the current and long-term portions of “drug development liability” within the accompanying Condensed Consolidated Balance Sheets, and it includes our assumptions about personnel needed to perform these research and development activities, third party costs for projected clinical trial enrollment, and patient treatment-related follow up through approximately 2031.

We will assess this liability at each subsequent reporting date and record its adjustment through “research and development” expense in our Condensed Consolidated Statements of Operations.

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2013	$3,119	$14,623	$17,742
Transfer from long term to current	—	—	—
(Less): Expenses incurred	—	(554)	(554)

Balance at June 30, 2014	$3,119	$14,069	$17,188

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

(b) Licensing Agreements, Co-Development Agreements, and Milestone Payments

Our drug candidates are being developed pursuant to license agreements that provide us with territory-specific rights to its manufacture, sublicense, and sale. We are generally responsible for all development costs, patent filings and maintenance costs, sales and marketing costs, and liability insurance costs. We are also obligated to make certain milestone payments to third parties upon the achievement of regulatory and sales milestones that are specified in these license agreements. We estimate and present a corresponding liability on our Condensed Consolidated Balance Sheets when amounts are probable and reasonably estimable. In addition, we are obligated to pay royalties based on our current and future net sales of in-licensed products.

Our most significant of these agreements are listed and summarized below:

(i) ZEVALIN U.S.: Licensing and development in the U.S.

In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S. as the result of a transaction with a third-party, Cell Therapeutics, Inc. (“CTI”) through our wholly-owned subsidiary, RIT Oncology LLC (“RIT”), where we assumed certain agreements with various third parties related to ZEVALIN intellectual property related to its manufacture, use, and sale in the U.S.

In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying June 30, 2014 Condensed Consolidated Balance Sheet. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(ii) ZEVALIN Ex-U.S.: License and Asset Purchase Agreement with Bayer Pharma

On April 1, 2012, through our wholly-owned subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S. from Bayer Pharma AG (“Bayer”).

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

We assumed full responsibility for its ongoing clinical and regulatory development program. We are required to pay Ligand additional amounts of up to $66 million, upon achievement of certain regulatory milestones and net sales thresholds, which we have valued at $4.3 million and $4.0 million within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Statements of Operations as of June 30, 2014 and December 31, 2013, respectively. We will also pay royalties in the range of 15% to 25% on our net sales of licensed products in all territories.

(vi) MARQIBO: Agreement with Talon Therapeutics, Inc.

On July 17, 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Condensed

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

Consolidated Balance Sheets as a $5.7 million and $4.3 million liability within “acquisition-related contingent obligations” as of June 30, 2014 and December 31, 2013, respectively. The CVR has a maximum payout of $195 million if all sales and regulatory approval milestones are achieved.

(vii) APAZIQUONE: In-License Agreement with Allergan, Inc.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

Under continuing terms, all development, including studies, will be conducted under a joint development plan, which we will fund 70% of such costs, and TopoTarget will fund 30%. We have final decision-making authority for all developmental activities in North America and India (and China upon exercise of its option). TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions.

In February 2014, upon FDA acceptance of our new drug application (NDA), we issued TopoTarget 1.0 million shares of our common stock, and made a $10.0 million milestone payment to them. The aggregate payout value of this first milestone was $17.8 million and is recognized within “research and development” of the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2014.

In July 2014, we received approval from the FDA for BELEODAQ’s use for injection for the treatment of PTCL, and as a result, we are obligated to TopoTarget for a second milestone payment of $25.0 million by November 2014. As of June 30, 2014, no provision for this milestone (given its timing after our June 30, 2014 balance sheet date), or any other remaining regulatory or sales-based milestone aggregating $278.0 million is included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets for potential achievement.

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

(x) SPI-2012: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company

In January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Company, (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology, at which time we paid Hanmi $1.0 million. Under the terms of the agreement, as amended in March 2014, we will share the expenses of this study, and we continue to have primary responsibility for the SPI-2012 development plan. If SPI-2012 is ultimately commercialized by us, we will have worldwide rights, except for Korea, China, and Japan upon our payment of agreed-upon fees to Hanmi. We will also be responsible for milestone payments related to SPI-2012 regulatory approvals and sales thresholds.

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

(d) Supply Agreements

We have entered into certain supply agreements, or have issued purchase orders, which require us to make minimum purchases from vendors for the manufacture of our products. These commitments do not exceed our planned commercial requirements (except for certain amounts accrued for within the accompanying Condensed Consolidated Financial Statements), and the contracted prices do not exceed their fair market value.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(e) Employment Agreement

We have entered into an employment agreement with our Chief Executive Officer under which cash compensation and benefits would become payable in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company.

(f) Deferred Compensation Plan

The Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”) is administered by the Compensation Committee of our Board of Directors and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At June 30, 2014 and December 31, 2013, DC Plan deferrals and contributions totaling $4.5 million and $3.9 million, respectively, are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

FUSILEV ANDA Litigation

On January 20, 2012, March 2, 2012, and June 18, 2014, respectively, we filed suit against Sandoz Inc. and Innopharma Inc., and Ben Venue Laboratories, Inc., respectively, following Paragraph IV certifications in connection with their filing separate ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs incurred in such matters. On December 9, 2013, three Mylan entities collaborating with Innopharma were joined to Innopharma case. While we believe our patent rights are strong, the ultimate outcome of these cases is uncertain.

FOLOTYN ANDA Litigation

On June 19, 2014, we filed a lawsuit against five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN: (1) Teva Pharmaceuticals USA, Inc., (2) Sandoz Inc., (3) Fresenius Kabi USA, LLC, and (4) Dr. Reddy’s Laboratories, Ltd., and Dr. Reddy’s Laboratories, Inc. We filed the lawsuit in the U.S. District Court for the District of Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs. While we believe our patent rights are strong, the ultimate outcome of such action is uncertain.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH. This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint.

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

14. INCOME TAXES

We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes of $1.2 million and $5.3 million for the six months ended June 30, 2014 and 2013, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets. In addition, in the six months ended June 30, 2014, we expensed approximately $1.2 million related to the correction of our prior year estimate of carryback of federal net operating losses and of credits ineligible for offset against federal income taxes.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

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

15. SUBSEQUENT EVENT

FDA Approval of BELEODAQ

On July 3, 2014, the FDA granted us accelerated approval of BELEODAQ™ for injection for the treatment of patients with relapsed or refractory PTCL. As a result of this milestone achievement, we are obligated to pay TopoTarget $25.0 million by November 2014 (see Note 13(b)(ix)). Since this event occurred after our balance sheet date of June 30, 2014, no provision or corresponding intangible asset has been recorded to our accompanying Condensed Consolidated Financial Statements.

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

We currently market five drugs:

•	FUSILEV® injection for patients in the U.S. with advanced metastatic colorectal cancer and to counteract certain side effects of methotrexate therapy;

•	ZEVALIN® injection for patients in the U.S. and various international markets with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients in the U.S. with relapsed or refractory PTCL;

•	MARQIBO® injection for patients in the U.S. with relapsed Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ™ injection for patients in the U.S. with relapsed or refractory PTCL. We did not launch this product until July 2014, and accordingly, no corresponding revenue is reported for any period presented in the accompanying Condensed Consolidated Financial Statements.

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

Business Strategy

Our business strategy is comprised of the following three initiatives:

•	Maximizing the revenue potential of our five currently-marketed drugs for the treatment of cancer.

Our near-term outlook largely depends on sales and marketing successes for our five marketed drugs. It is this base business, along with potential additional indications for these drugs, that provides the working capital needed to operate our daily business and provides the necessary capital for opportunistic acquisitions.

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

See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2013, “Business” section for a discussion of:

•	Cancer Background & Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development

Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals

During the first half of 2014, we accomplished various critical objectives for our business, which included:

•	Commercial: Product sales for the quarter surpassed $40 million for the fourth consecutive quarter.

•	Medical: In July 2014, we received FDA approval of BELEODAQ for patients in the U.S. with relapsed or refractory PTCL. PTCL comprises of a group of rare and aggressive non-Hodgkin’s Lymphomas (NHL) that develop from mature T-cells and accounts for approximately 10%-15% of all NHL cases in the U.S. These patients generally have poor prognosis with a low response rate (25%-27%) to available treatment options, and commonly experience repeated treatment failures until drug resistance or death. Accordingly, we believe this drug addresses an important unmet medical need for improved treatment options of PTCL patients.

In April 2014 we reported positive data from the pivotal study of C-E MELPHALAN, with an expected NDA filing by September 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, Critical Accounting Policies and Estimates for a discussion of significant estimates and assumptions as part of the preparation of our accompanying condensed consolidated financial statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

RESULTS OF OPERATIONS

Operations Overview – Three and six months ended June 30, 2014 and 2013

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Total revenues	$46,855	100.0%	$33,232	100.0%	$86,979	100.0%	$71,899	100.0%

Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	6,156	13.1%	7,268	21.9%	12,434	14.3%	14,050	19.5%
Selling, general and administrative	25,399	54.2%	22,584	68.0%	48,802	56.1%	44,598	62.0%
Research and development	11,335	24.2%	10,460	31.5%	40,832	46.9%	22,343	31.1%
Amortization and impairment of intangible assets	5,361	11.4%	5,449	16.4%	10,721	12.3%	9,894	13.8%

Total operating costs and expenses	48,251	>100%	45,761	>100.0%	112,789	>100%	90,885	>100.0%

Loss from operations	(1,396)	(3.0)%	(12,529)	(37.7)%	(25,810)	(29.7)%	(18,986)	(26.4)%

Change in fair value of contingent consideration related to acquisitions	(1,005)	(2.1)%	—	—	(1,729)	(2.0)%	—	—
Other expense, net	(2,463)	(5.3)%	(163)	(0.5)%	(4,888)	(5.6)%	(1,481)	(2.1)%

Loss before income taxes	(4,864)	(10.4)%	(12,692)	(38.2)%	(32,427)	(37.3)%	(20,467)	(28.5)%

Benefit for income taxes	1,301	2.8%	2,971	8.9%	1,223	1.4%	5,310	7.4%

Net loss	$(3,563)	(7.6)%	$(9,721)	(29.3)%	$(31,204)	(35.9)%	$(15,157)	(21.1)%

THREE MONTHS ENDED JUNE 30, 2014 VERSUS 2013

Total Revenues

	Three months ended June 30,		$ Change	% Change
	2014	2013
	($ in millions)
Product sales, net:
FUSILEV	$26.6	$12.9	$13.7	>100.0%
FOLOTYN	12.6	12.5	0.1	0.8%
ZEVALIN	6.3	6.8	(0.5)	(7.4)%
MARQIBO	1.4	—	1.4	>100.0%

	$46.9	$32.2	$14.7	45.7%
License fees and service revenue	—	1.0	(1.0)	>(100.0)%

Total revenues	$46.9	$33.2	$13.7	41.3%

Product sales, net. Gross product sales are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargebacks established as of each period to arrive at presented “product sales, net”.

FUSILEV revenue increase is primarily due to (i) an increase in our average net price per unit as a result of certain non-recurring GTN adjustments in the current period, and (ii) an increase in unit sales to our wholesalers to satisfy end-user demand.

FOLOTYN revenue remained consistent with the prior year period, with unit sales and average net sales price per unit largely unchanged. In the second quarter of 2014, we modified our FOLOTYN distribution model. This resulted in a $1.0 million additional purchase of this product by our wholesalers in order to fulfill anticipated end-user demand, and is not expected to recur at this level in the second half of 2014.

ZEVALIN revenue decrease is due to depressed unit demand for U.S. sales, partially offset by a U.S. and Ex-U.S. increase in our average net sales price per unit between these periods. Beginning in the second quarter of 2013, we terminated our ZEVALIN services agreement with Bayer, and transitioned to a sales distribution model in Europe. This transition has had a favorable impact on unit sales in Europe, though we realize a much lower average price per unit for these sales, as compared both to our U.S. sales and former Bayer sales.

MARQIBO revenue derived in 2014 is a result of our acquisition of Talon in July 2013, as discussed in Note 9(a).

License fees and service revenue. In the second quarter of 2013, we recognized $1.0 million from the amortization of deferred revenue that corresponded with our contracted research and development services. This revenue is associated with an aggregate of $16.0 million upfront payment we received from Nippon Kayaku in 2010, as discussed in Note 13(b)(viii). As of December 31, 2013, these upfront payments have been recognized through “license fees and service revenue” in full, and as a result, did not recur in the second quarter of 2014.

Operating Costs and Expenses & Total Other Expenses

	Three months ended June 30,		$ Change	% Change
	2014	2013
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	$6.2	$7.3	$(1.1)	(15.1)%
Selling, general and administrative	25.4	22.6	2.8	12.4%
Research and development	11.3	10.5	0.8	7.6%
Amortization and impairment of intangible assets	5.4	5.4	—	—%

Total operating costs and expenses	$48.3	$45.8	$2.5	5.5%

Total other expenses	$(3.5)	$(0.2)	$(3.3)	>(100.0)%

Cost of Product Sales. Despite our large increase in product sales, net, in the second quarter of 2014 as compared to 2013, our cost of product sales decreased 15%. This is primarily due to (i) a higher realized net price, (ii) our product sales mix in the current period, and (iii) certain royalty adjustments for in-license contract amendments.

Selling, General and Administrative. Selling, general and administrative expenses increased primarily due to:

(i)	$0.9 million increase in expense for intellectual property matters and various legal services;

(ii)	$0.7 million increase in travel-related expenses to support our sales growth;

(iii)	$0.6 million increase in marketing expenses to support our sales growth;

(iv)	$0.9 million increase in personnel and infrastructure expenses as we continue to build our sales team and enhance supporting administrative functions.

This increase is partially offset by the non-recurrence of $0.7 million of Talon acquisition expenses, incurred in the second quarter of 2013.

Research and Development. Research and development expense increase is primarily due to a reduction of our liability and corresponding expenses as a result of the amendment to our agreement with Mundipharma (see Note 12), which did not recur in 2014.

Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets remained consistent with the prior year period.

Total Other Expenses. Total other expenses increased by $3.3 million and was primarily due to (i) $1.6 million increase in interest expense attributable to our convertible senior notes issued in December 2013; (ii) $1.0 million increase to our “acquisition-related contingent obligations” liability to the former shareholders of Talon and Ligand, which resulted in an equal charge to our “change in fair value of contingent consideration related to acquisitions”; and (iii) an unrealized $0.7 million loss in the current period for intercompany obligations denominated in foreign currency.

	Three months ended June 30,		$ Change	% Change
	2014	2013
	($ in millions)
Benefit for income taxes	$1.3	$3.0	$(1.7)	(56.7)%

Benefit for Income Taxes. Our current period benefit for income taxes primarily represents the amount that we expect to be refunded from taxing authorities (for income taxes we paid for fiscal year 2012) upon the filing our 2014 U.S. income tax return–based on our operating results in the first half of 2014 and our projected full-year operating results.

SIX MONTHS ENDED JUNE 30, 2014 VERSUS 2013

Total Revenues

	Six months ended June 30,		$ Change	% Change
	2014	2013
	($ in millions)
Product sales, net:
FUSILEV	$48.7	$24.7	$24.0	97.2%
FOLOTYN	22.7	22.5	0.2	0.9%
ZEVALIN	12.7	14.4	(1.7)	(11.8)%
MARQIBO	2.9	—	2.9	>100.0%

	$87.0	$61.6	$25.4	41.2%
License fees and service revenue	—	10.3	(10.3)	>(100.0)%

Total revenues	$87.0	$71.9	$15.1	21.0%

Product sales, net. Gross product sales are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargebacks established as of each period to arrive at presented “product sales, net.”

FUSILEV revenue increase is primarily due to (i) an increase in our average net price per unit as a result of certain non-recurring GTN adjustments in the current period, and (ii) an increase in unit sales to our wholesalers to satisfy end-user demand.

FOLOTYN revenue remained consistent with the prior year period. Unit sales and average net sales price per unit were largely unchanged. In the first half of 2014, we modified our FOLOTYN distribution model. This resulted in a $1.0 million additional purchase of this product by our wholesalers in order to fulfill anticipated end-user demand, and is not expected to recur at this level in the second half of 2014.

ZEVALIN revenue decrease is due to depressed unit demand for U.S. sales, partially offset by an U.S. and Ex-U.S. increase in our average net sales price per unit between these periods. Beginning in the second quarter of 2013, we terminated our ZEVALIN services agreement with Bayer, and transitioned to a sales distribution model in Europe. This transition has had a favorable impact on unit sales in Europe, though we realize a much lower average price per unit for these sales, as compared both to our U.S. sales and former Bayer sales.

MARQIBO revenue derived in 2014 is a result of our acquisition of Talon in July 2013, as discussed in Note 9(a).

License fees and service revenue. In the first six months of 2013, we recognized $10.3 million from the amortization of deferred revenue that corresponded with our contracted research and development services. This revenue is associated with a $41.5 million upfront payment we received from Allergan in 2008, and an aggregate of $16.0 million upfront payment we received from Nippon Kayaku in 2010. As of December 31, 2013, these upfront payments have been recognized through “license fees and service revenue” in full, and as a result, did not recur in the first quarter of 2014. In the current period, we recognized $28,000 from our out-license royalties, all derived from FOLOTYN sales in Mundipharma’s (our co-development partner –see Note 12) territories.

Operating Costs and Expenses & Total Other Expense

	Six months ended June 30,		$ Change	% Change
	2014	2013
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	$12.4	$14.0	$(1.6)	(11.4)%
Selling, general and administrative	48.8	44.6	4.2	9.4%
Research and development	40.8	22.3	18.5	83.0%
Amortization and impairment of intangible assets	10.7	9.9	0.8	8.1%

Total operating costs and expenses	$112.8	$90.8	$22.0	24.2%

Total other expense	$(6.6)	$(1.5)	$(5.1)	>(100.0)%

Cost of Product Sales. Despite our large increase in product sales, net, in the first six months of 2014 as compared to 2013, our cost of product sales decreased 11%. This result was primarily driven by (i) a higher realized net price, (ii) an unusually large excess inventory charge for FUSILEV in the first half of 2013 that did not recur in the current period, and (iii) certain royalty adjustments for in-license contract amendments.

Selling, General and Administrative. Selling, general and administrative expenses increased primarily due to

(i)	$0.8 million increase in personnel-related expenses as we continue to build our sales and marketing team;

(ii)	$1.2 million increase in marketing expenses to support our sales growth;

(iii)	$0.6 million increase in expense for intellectual property matters and various legal services;

(iv)	$0.8 million increase in travel related expenses to support our sales growth; and

(v)	$0.7 million related to enhancements to our administrative capabilities and functions.

The increase in these expenses is partially offset by the non-recurrence of $0.7 million of Talon acquisition expenses, incurred in the first half of 2013.

Research and Development. Research and development expense increase is primarily due to an aggregate $17.8 million from cash payment and stock issuance to TopoTarget, upon the February 2014 contractual milestone achievement represented by the acceptance by the FDA of our new drug application (NDA) for the PTCL indication of BELEODAQ.

Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets increased $0.8 million during the six months ended June 30, 2014, primarily due to the amortization of definite-lived intangible assets from the acquisition of Talon in July 2013 (through which we acquired MARQIBO distribution rights).

Total Other Expenses. Total other expenses increased by $5.1 million and was primarily due to (i) $3.2 million increase in interest expense attributable to our convertible senior notes issued in December 2013, and (ii) a $1.7 million increase to our “acquisition-related contingent obligations” liability to the former shareholders of Talon and Ligand in the current period, which resulted in an equal charge to our “change in fair value of contingent consideration related to acquisitions”; and (iii) a $0.2 million unrealized loss for intercompany obligations denominated in foreign currency.

	Six months ended June 30,		$ Change	% Change
	2014	2013
	($ in millions)
Benefit for income taxes	$1.2	$5.3	$(4.1)	(77.4)%

Benefit for Income Taxes. Our current period benefit of $1.2 million for income taxes primarily represents the amount that we expect to be refunded from taxing authorities (for income taxes we paid for fiscal year 2012) upon the filing our 2014 U.S. income tax return–based on our operating results in the first half of 2014 and our projected full-year operating results. This amount is partially offset by $1.2 million related to the correction of our prior year estimate of carryback of federal net operating losses and of credits ineligible for offset against federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands, except financial metrics data)
Cash and cash equivalents	$132,405	$156,306	$121,103
Marketable securities	$3,306	$3,471	$3,312
Accounts receivable, net	$56,742	$48,880	$52,379
Total current assets	$220,133	$235,190	$212,282
Total current liabilities	$77,479	$89,984	$102,295
Working capital surplus (a)	$142,654	$145,206	$109,987
Days sales outstanding (“DSO”) (b)	110	110	143
Current ratio (c)	2.9	2.6	2.1

(a)	Total current assets at period end minus total current liabilities at period end.
(b)	Net accounts receivable at period end divided by revenue, net for the second quarter multiplied by the number of days in the quarter.
(c)	Total current assets at period end divided by total current liabilities at period end.

Net Cash (Used In) Provided by Operating Activities

Cash used in operating activities was $24.3 million for the six months ended June 30, 2014, as compared to cash provided by operating activities of $3.4 million in the prior year period. The decrease in cash provided by operating activities during the current year, as compared to the prior year is primarily a function of the working capital drivers of (i) decreased customer collections (see below), (ii) increased payments to our vendors to reduce trade payables between these periods (see below), and (iii) a $10.0 payment for product milestone achievement (see Note 13(b)(ix)).

For the six months ended June 30, 2014 and 2013, our cash collections from customers totaled $113.7 million and $123.0 million, respectively, representing 130.7% and 171.1% of reported net revenue for the same years. This decrease in customer collections is due to our accounts receivable, net, balances as of December 31, 2013 and 2012 of $49.5 million and $92.2 million, respectively, and corresponded with our decrease in product sales in 2013 as compared to 2012.

For the six months ended June 30, 2014 and 2013, cash payments to our employees and vendors for products, services, and rebates totaled $135.0 million and $163.5 million, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.4 million in the first six months of 2014 was due to purchases of computer software and hardware to support our general business growth.

Net Cash (Used In) Provided By Financing Activities

Net cash (used in) provided by financing activities of $1.1 million for the first six months ended June 30, 2014 relates to (i) $1.3 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and (ii) $ 0.3 million of proceeds from employee stock purchases under our employee stock purchase plan. These proceeds were partially offset by our $0.6 million purchase and retirement at vesting of restricted stock at our employees’ election, so that corresponding minimum employee tax obligations could be met.

Convertible Senior Notes Due 2018

On December 17, 2013, we entered into an agreement for the sale of $120.0 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. Initially, we may only settle conversions of the 2018 Convertible Notes by delivering shares of our common stock. However, if we obtain stockholder approval in accordance with applicable NASDAQ rules, we may then settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.

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

We believe that our $135.7 million in aggregate cash and equivalents, and marketable securities as of June 30, 2014, will allow us to fund our current and planned operations for at least the next twelve months. We may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements.

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

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2014, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part, or all, of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the identification of the material weakness discussed below.

Changes in Internal Control Over Financial Reporting

As of December 31, 2013, our management concluded that our internal control over financial reporting was not effective, as evaluated under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 framework). As part of this conclusion, our management determined that we had ineffective design and operating effectiveness of our internal control over financial reporting. This “material weakness” conclusion specifically pertained to the accurate and timely reporting of our operating expense accruals which comprised (i) the ineffective design and operation of controls over our process of estimating the required period-end accruals for services performed under open purchase orders, which resulted in overstated operating expenses and accrued liabilities in multiple reporting periods in, and prior to, 2013; and (ii) ineffective design and operation of controls over our identification and recording of liabilities for vendor invoices received subsequent to year-end that related to our 2013 activities. The remediation of these matters will not be completed and concluded upon until management’s next annual assessment as of December 31, 2014, thus this material weakness remained as of June 30, 2014.

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

Except as disclosed below, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1+	Lease Agreement, dated April 7, 2014, by and between Spectrum Pharmaceuticals, Inc. and 11500 South Eastern Avenue, LLC.

10.2+	First Amendment to Executive Employment Agreement, dated as of April 17, 2014, by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya.

10.3	First Amendment to License Agreement, dated as of June 20, 2014, by and between Spectrum Pharmaceuticals, Inc. and Merck Eprova AG. (Filed as Exhibit 99.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2014, and incorporated herein by reference.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: August 8, 2014	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)