Form 10-Q
period 2014-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2014-11-10
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 65,760,456 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Item 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$144,234	$156,306
Marketable securities	3,306	3,471
Accounts receivable, net of allowance for doubtful accounts of $200 and $206, respectively	60,085	49,483
Other receivables	9,348	7,539
Inventories	9,943	13,519
Prepaid expenses and other current assets	4,505	3,213
Deferred tax assets	138	1,659

Total current assets	231,559	235,190
Property and equipment, net of accumulated depreciation	1,414	1,535
Intangible assets, net of accumulated amortization	237,244	231,352
Goodwill	18,295	18,501
Other assets	21,156	12,577

Total assets	$509,668	$499,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$101,801	$79,837
Accrued payroll and benefits	6,863	6,872
Deferred revenue	1,090	156
Drug development liability	3,119	3,119

Total current liabilities	$112,873	89,984
Drug development liability, less current portion	13,283	14,623
Deferred revenue, less current portion	8,869	—
Acquisition-related contingent obligations	10,239	8,329
Deferred tax liability	6,989	7,168
Other long-term liabilities	5,787	5,965
Convertible senior notes	95,036	91,480

Total liabilities	253,076	217,549
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 65,743,230 and 64,104,173 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	66	64
Additional paid-in capital	535,645	518,144
Accumulated other comprehensive income	1,120	894
Accumulated deficit	(280,362)	(237,619)

Total stockholders’ equity	256,592	281,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,668	$499,155

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$47,916	$41,439	$134,867	$102,998
License fees and service revenue	74	1,000	102	11,340

Total revenues	$47,990	42,439	$134,969	114,338

Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	6,530	8,221	18,964	22,271
Selling, general and administrative	24,125	29,003	72,927	73,601
Research and development	14,420	13,567	55,252	35,910
Amortization and impairment of intangible assets	7,042	4,935	17,763	14,829

Total operating costs and expenses	52,117	55,726	164,906	146,611

Loss from operations	(4,127)	(13,287)	(29,937)	(32,273)

Other expenses:
Interest expense, net	(2,361)	(628)	(6,404)	(1,542)
Change in fair value of contingent consideration related to acquisitions	(181)	—	(1,910)	—
Other income (expense), net	(1,393)	1,370	(2,238)	804

Total other expenses	(3,935)	742	(10,552)	(738)

Loss before income taxes	(8,062)	(12,545)	(40,489)	(33,011)
(Provision) benefit for income taxes	(3,477)	4,733	(2,254)	10,249

Net loss	$(11,539)	$(7,812)	$(42,743)	$(22,762)

Net loss per share:
Basic and diluted	$(0.18)	$(0.13)	$(0.66)	$(0.38)

Weighted average shares outstanding:
Basic and diluted	64,765,072	61,903,242	64,369,466	60,013,842

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(11,539)	$(7,812)	$(42,743)	$(22,762)
Other comprehensive income, net of income tax:
Unrealized gain (loss) on available-for-sale securities	706	(293)	1,364	313
Adjustment for realized gain on available-for-sale securities, and included in net income	(2,217)	—	(2,217)	—
Foreign currency translation adjustments	897	(122)	1,080	49

Other comprehensive income	(614)	(415)	227	362

Total comprehensive loss	$(12,153)	$(8,227)	$(42,516)	$(22,400)

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	(42,743)	$(22,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	—	(11,300)
Depreciation and amortization	18,692	16,249
Stock-based compensation	8,589	8,662
Accretion of debt discount to interest expense on 2018 Convertible Notes (Note 12)	3,556	—
Amortization of deferred financing costs to interest expense on 2018 Convertible Notes (Note 12)	443	—
Bad debt (recovery) expense	(46)	59
Impairment of intangible assets	—	1,023
Unrealized foreign currency loss	4,469	675
Research and development expense for the value of stock issued to TopoTarget in connection with milestone achievement (Note 13)	7,790	—
Change in fair value of common stock warrants	—	202
Change in fair value of contingent consideration related to acquisitions (Note 9)	1,910	—
Change in fair value of drug development liability (Note 13)	—	(2,869)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,556)	37,187
Other receivables	(1,809)	—
Inventories	3,576	447
Prepaid expenses and other current assets	(1,292)	(3,193)
Deferred tax assets	1,521	(10,016)
Intangible assets, net	(25,000)	—
Other assets	(13,803)	—
Accounts payable and other accrued obligations	21,964	(26,104)
Accrued payroll and benefits	(9)	1,324
Drug development liability	(1,340)	(861)
Deferred revenue	9,803	1,271
Deferred tax liability	(179)	—
Other long-term liabilities	(179)	—

Net cash used in operating activities	(14,643)	(10,006)

Cash Flows From Investing Activities:

Acquisition of C-E MELPHALAN license (Note 9)	—	(3,000)
Acquisition of Talon, net of cash acquired (Note 9)	—	(11,189)
Proceeds from sale of available-for-sale securities	4,093	—
Purchases of property and equipment	(808)	(127)

Net cash provided by (used in) investing activities	3,285	(14,316)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,460	2,970
Proceeds from sale of stock under employee stock purchase plan	348	197
Purchase of treasury stock	—	(1,652)
Purchase and retirement of restricted stock to satisfy employee tax liability at vesting	(684)	(612)
Proceeds from Mundipharma related to FOLOTYN collaboration (Note 13)	—	7,000
Proceeds from revolving line of credit	—	100,000
Repayment of revolving line of credit	—	(150,000)

Net cash provided by (used in) financing activities	1,124	(42,097)

Effect of exchange rates on cash	(1,838)	(1,305)
Net (decrease) increase in cash and cash equivalents	(12,072)	(67,724)
Cash and cash equivalents—beginning of period	$156,306	139,698

Cash and cash equivalents—end of period	$144,234	$71,974

Supplemental disclosure of cash flow information:
CASI out-license proceeds (Note 10) included in other assets	$9,959	$—

C-E MELPHALAN license included in intangible assets and other long term obligations	$—	$4,700

BELEODAQ license (Note 14(b)(ix)) included in intangible assets and accounts payable and other accrued liabilities	$25,000	$—

Retirement of treasury shares	$—	$1,652

Cash paid for income taxes	$329	$197

Cash paid for interest	$1,588	$998

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT

(a) Description of Business

Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary focus on oncology and hematology. Our strategy is comprised of the (i) commercialization of cancer therapeutics through our U.S. direct sales force and international distributors, (ii) completion of studies for new indications of our marketed products, and (iii) acquiring and developing a diverse pipeline of late-stage drug compounds for commercialization.

We currently market five drugs for the following indications:

•	FUSILEV® injection for patients in the U.S. with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN® injection for patients in the U.S. and various international markets with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients in the U.S. with relapsed or refractory peripheral T-cell lymphoma (“PTCL”);

•	MARQIBO® injection for patients in the U.S. with Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ® injection for patients in the U.S. with relapsed or refractory PTCL.

(b) Basis of Presentation

Interim Financial Statements

The interim financial data as of September 30, 2014 and 2013 is unaudited and is not necessarily indicative of our results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and nine months ended September 30, 2014 and 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. Certain amounts presented within “Cash Flows from Operating Activities” on our Condensed Consolidated Statements of Cash Flows in the prior year period have been reclassified to conform with current year presentation. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for SPC, as discussed below). All inter-company accounts and transactions among the consolidated entities have been eliminated in consolidation.

Variable Interest Entity

We own fifty-percent of Spectrum Pharma Canada (“SPC”), organized in Quebec, Canada in January 2008. Certain of our drug clinical studies are conducted through this “variable interest entity” (as defined under applicable GAAP). We are obligated to fund all of SPC’s costs and have the sole rights to any revenue it derives. Since we carry the full risks and rewards of SPC, we meet the applicable GAAP criteria as being its “primary beneficiary.” Accordingly, SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.

(c) Operating Segment

We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three and nine months ended September 30, 2014 and 2013, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding certain of our bank accounts and intangible asset rights held by our wholly-owned foreign subsidiaries) are located in the U.S.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

2.	USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, our management evaluates its estimates, including those related to (i) gross-to-net revenue adjustments; (ii) the collectability of customer accounts; (iii) whether the cost of inventories can be recovered; (iv) the fair value of goodwill and intangible assets; (v) the realization of tax assets and estimates of tax liabilities; (vi) the likelihood of payment and value of contingent liabilities; (vii) the fair value of investments; (viii) assumptions used in reporting stock-based compensation; and (ix) the potential outcome of ongoing or threatened litigation.

Our estimates are based on our management’s professional judgment which involves their experience and consideration of all available facts. Actual results may materially differ from management’s estimates. In our judgment, the accounting policies, estimates, and assumptions described below have the greatest potential to significantly impact the accompanying Condensed Consolidated Financial Statements:

(i) Revenue Recognition

(a) Product Sales: We sell our products to wholesalers or distributors (i.e., our customers), except for our U.S. sales of ZEVALIN in which case the end-user is our customer. Our wholesalers and distributors in turn sell the products directly to end-users, such as clinics, hospitals, and private oncology-based practices. Revenue from product sales is recognized when title and risk of loss have transferred to our customer, and the following additional criteria are met:

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

Our gross revenue is reduced by our gross-to-net (“GTN”) estimates each period, resulting in our reported “product sales, net” in the accompanying Condensed Consolidated Statements of Operations. We defer revenue recognition in full if these estimates are not reasonably determinable at the time of sale. These estimates are based upon information received from external sources, in combination with management’s judgments and estimates. Such external information includes written and oral information obtained from our wholesalers with respect to their period-end inventory levels, and their sales to end-users during the period. Due to the inherent uncertainty of the inputs that these estimates are based upon, the actual amount we incur may be prospectively reported by us as a revenue adjustment in periods after the initial sale is recorded, and could be materially different from our initial estimates.

Our GTN estimates include the following major categories:

Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased product beginning at its expiration date, and within six months thereafter. Returned product is generally not resold. Returns for expiry of ZEVALIN and FOLOTYN are not contractually, or customarily, allowed. We estimate potential returns based on historical rates of return.

Government Chargebacks: Our products are subject to pricing limits under certain federal government programs. Qualifying entities (end-users) purchase product from our wholesalers at their qualifying discounted price. The chargeback amount we incur represents the difference between our original sales price to the wholesaler, and the end-user’s applicable discounted purchase price. There may be significant lag time between our original sale to the wholesaler and our receipt of the corresponding government chargeback from our wholesalers.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

Prompt Pay Discounts: Discounts for prompt payment are estimated at the time of sale, based on our eligible customers’ prompt payment history and the contractual discount percentage.

Commercial Rebates: Rebates are estimated based on our customers’ actual purchase level during the quarterly or annual rebate purchase period, and the corresponding contractual rebate tier we expect each customer to achieve.

Medicaid Rebates: Our products are subject to state government-managed Medicaid programs, whereby rebates for purchases are issued to participating state governments. These rebates arise when the patient treated with our products is covered under Medicaid. Our calculations related to these Medicaid rebate accruals require us to estimate end-user and patient mix to determine which of our sales will likely be subject to these rebates. There is a significant time lag in us receiving these rebate notices (generally several months after our sale is made). Our estimates are based on our historical claims, as supplemented by management’s judgment.

Distribution, Data, and GPO Administrative Fees: Distribution, data, and group purchasing organization (GPO) administrative fees are paid to authorized wholesalers of our products (except for U.S. sales of ZEVALIN) for various services, including: contract administration, inventory management, end-user sales data, and product returns processing. These fees are based on a contractually determined percentage of applicable sales.

(b) License Fees: We recognize revenue for our licensing of intellectual property to third parties (i.e., out-licenses), based on the contractual terms of each agreement. This results in periodic revenue recognition as the licensee has sales for which we are entitled to a royalty. In certain instances in which we receive a lump-sum payment, revenue is deferred and recognized over the actual or implied contractual term.

(c) Service Revenue: We receive fees under certain arrangements for research and development activities, clinical trial management, and supply chain services. Payment may be triggered by the successful completion of a phase of development, results from a clinical trial, regulatory approval events, or completion of product delivery in our capacity as an agent in such arrangement. We recognize revenue when the corresponding milestone is achieved, or the revenue is otherwise earned through our on-going activities.

(d) New Revenue Recognition Standard: ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), was issued in May 2014 for our mandatory adoption beginning January 1, 2017 (no early adoption is permitted under this new revenue recognition standard). ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. We continue to evaluate the impact of ASU 2014-09 to our current revenue recognition models for product sales, license fees, and service revenue, as described above.

(ii) Cash and Equivalents

Our cash and equivalents consist of bank deposits and highly liquid investments with original maturities of three months or less from the original purchase date.

(iii) Marketable Securities

Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit. Since we classify these securities as “available-for-sale” under applicable GAAP, any unrealized gains or losses from their change in value is reflected in “unrealized gain (loss) on securities” on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). Realized gains and losses on available-for-sale securities are included in “other expense” on the accompanying Condensed Consolidated Statements of Operations.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(iv) Accounts Receivable

Our accounts receivables are derived from our product sales, license fees, and service revenue, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.

(v) Inventories

We value our inventory at the lower of (i) the actual cost to purchase or manufacture it, or (ii) its current market value. Inventory cost is determined on the first-in, first-out method (FIFO). We regularly review our inventory quantities in process of manufacture and on hand, and when appropriate, record a provision for obsolete and excess inventory.

Direct and indirect manufacturing costs related to the production of inventory prior to FDA approval are expensed through “research and development,” rather than being capitalized.

(vi) Property and Equipment

Our property and equipment is stated at cost, and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable through on-going operations.

(vii) Goodwill and Intangible Assets

Our goodwill represents the excess of our business acquisition cost over the estimated fair value of the net assets acquired in the corresponding transaction. Goodwill has an indefinite accounting life and is therefore not amortized. Instead, goodwill is evaluated for impairment on an annual basis (as of each October 1st), unless we identify impairment indicators that would require earlier testing.

We evaluate the recoverability of indefinite-lived intangible assets at least annually, or whenever events or changes in our business indicate that an intangible asset’s (whether indefinite or definite-lived) carrying amount may not be recoverable. Such circumstances could include, but are not limited to the following:

(a)	a significant decrease in the market value of an asset;

(b)	a significant adverse change in the extent or manner in which an asset is used; or

(c)	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis. We review these assets for potential impairment if/when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

(viii) Stock-Based Compensation

Stock-based compensation expense for equity awards granted to our employees and members of our board of directors is recognized on a straight-line basis over the award’s vesting period. Recognized compensation expense is net of an estimated forfeiture rate, which estimates those shares expected to be forfeited prior to vesting. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) which carry service conditions for vesting. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) which carry combined market conditions and service conditions for vesting.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the pre-vesting forfeiture rate, expected term of the stock-based awards, stock price volatility, and risk-free interest rates. We estimate the expected term of options granted based on our employees’ historical exercise patterns, which we believe will be representative of their future behavior. We estimate the volatility of our common stock on the date of grant based on historical volatility of our common stock for a look-back period that corresponds with the expected term. We estimate the risk-free interest rate based upon the U.S. Treasury yields in effect at award grant, for a period equaling the stock options’ expected term.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(ix) Foreign Currency Transactions and Translation

We translate the assets and liabilities of our foreign subsidiaries that are stated in their local functional currencies, to U.S. dollars at the rates of exchange in effect at the reported balance sheet date. Revenues and expenses are translated using average exchange rates during the reported period. Unrealized gains and losses from the translation of our subsidiaries’ financial statements (that are initially denominated in its foreign functional currency) are included as a separate component of “accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.

We record foreign currency transactions, when initially denominated in a currency other than the respective functional currency of our subsidiary, at the prevailing exchange rate on the date of the transaction. Resulting unrealized and realized gains and losses (including those associated with intercompany loans with our subsidiaries, whose functional currency is not the U.S. dollar) are included in “other income (expense), net” within the Condensed Consolidated Statements of Operations, based on our expectation and intent that these intercompany transactions will be settled in the foreseeable future.

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

In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “income tax benefit (expense)” within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the notice was received.

(xii) Research and Development Costs

Our research and development costs are expensed as incurred, or as certain milestone payments become due, generally triggered by clinical or regulatory events.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(xiii) Fair Value Measurements

We determine measurement-date fair value based on the proceeds that would be received through the sale of the asset, or that we would pay to settle or transfer the liability, in an orderly transaction between market participants. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include the following:

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

“Cash and cash equivalents” within our accompanying Condensed Consolidated Balance Sheets include certificates of deposit and money market funds that are valued utilizing Level 2 inputs. “Marketable securities” consist of mutual funds that are valued utilizing Level 2 inputs.

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

“Acquisition-related contingent obligations” within our accompanying Condensed Consolidated Balance Sheets represent future amounts we may be required to pay in conjunction with our business combinations. See Note 9(a) for a discussion of contingent value rights granted as part of our acquisition of Talon, and Note 9(b) for the fair value of the liability associated with FDA approval of
C-E MELPHALAN. These liabilities are valued using Level 3 inputs and include probabilities and assumptions related to the timing and likelihood of achievement of regulatory and sales milestones.

3.	BALANCE SHEET ACCOUNT DETAIL

The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:

(a) Cash and Cash Equivalents and Marketable Securities

As of September 30, 2014 and December 31, 2013, our holdings included within “cash and cash equivalents” and “marketable securities” were at major financial institutions.

Our investment policy requires that investments in marketable securities be in only highly-rated instruments, which are primarily U.S. treasury bills or U.S. treasury-backed securities, and limited investments in securities of any single issuer. We maintain cash balances in excess of federally insured limits with reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation (FDIC) and other third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

The carrying amount of our equity securities, money market funds, bank certificate of deposits (“Bank CDs”), and mutual funds approximates their fair value (utilizing Level 1 or Level 2 inputs – see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.

The following is a summary of our “cash and cash equivalents” and “marketable securities”:

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and cash equivalents	Current	Long Term
September 30, 2014
Bank deposits	$67,316	$—	$—	$67,316	$67,316	$—	$—
Money market funds	76,918	—	—	76,918	76,918	—	—
Bank CDs	244	—	—	244	—	244	—
Mutual funds	3,062	—	—	3,062	—	3,062	—

Total cash and equivalents and marketable securities	$147,540	$—	$—	$147,540	$144,234	$3,306	$—

December 31, 2013
Bank deposits	$55,911	$—	$—	$55,911	$55,911	$—	$—
Money market funds	100,395	—	—	100,395	100,395	—	—
Bank CDs	410	—	—	410	—	410	—
Mutual funds	3,061	—	—	3,061	—	3,061	—

Total cash and equivalents and marketable securities	$159,777	$—	$—	$159,777	$156,306	$3,471	$—

As of September 30, 2014, none of these securities had been in a continuous unrealized loss position longer than one year.

(b) Property and Equipment

“Property and equipment, net of accumulated depreciation” consist of the following:

	September 30, 2014	December 31, 2013
Computer hardware and software	$3,490	$5,154
Laboratory equipment	643	1,063
Office furniture	345	1,575
Leasehold improvements	2,847	2,813

Property and equipment, at cost	7,325	10,605
(Less): Accumulated depreciation	(5,911)	(9,070)

Property and equipment, net of accumulated depreciation	$1,414	$1,535

Depreciation expense (included within “operating costs and expenses” in the accompanying Condensed Consolidated Statement of Operations) for the nine months ended September 30, 2014 and 2013, was $0.9 million and $1.0 million in each period. During the nine months ended September 30, 2014, we corrected our property and equipment balances to remove assets which were determined to no longer be in use (property and equipment at cost of $4.2 million, less accumulated depreciation of $4.0 million).

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(c) Inventories

“Inventories” consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$1,930	$1,794
Work-in-process	3,084	3,312
Finished goods	4,929	8,413

	$9,943	$13,519

(d) Prepaid expenses and other current assets

“Prepaid expenses and other current assets” consist of the following:

	September 30, 2014	December 31, 2013
Prepaid operating expenses	$4,280	$3,213
Research and development supplies	225	—

	$4,505	$3,213

(e) Other receivables

“Other receivables” consist of the (i) amounts we expect to be refunded from taxing authorities for our income taxes paid, relating to fiscal year 2012, and the (ii) amounts we expect to be reimbursed from certain third-parties for incurred drug development expenses.

	September 30, 2014	December 31, 2013
Income tax receivable	$6,261	$7,539
Drug development expenses - reimbursement receivables	3,087	—

	$9,348	$7,539

(f) Intangible Assets and Goodwill

“Intangible assets, net of accumulated amortization” consist of the following:

		September 30, 2014
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL indication)	$17,600	$—	$—	$—	$17,600	n/a	n/a
C-E MELPHALAN IPR&D	7,700	—	—	—	7,700	n/a	n/a
BELEODAQ distribution rights	25,000	(469)	—	—	24,531	160	157
MARQIBO distribution rights	26,900	(3,145)	—	—	23,755	81	66

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

		September 30, 2014
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
FOLOTYN distribution rights	118,400	(17,669)	—	—	100,731	152	128
ZEVALIN distribution rights – U.S.	41,900	(26,245)	—	—	15,655	122	51
ZEVALIN distribution rights – Ex-U.S.	23,490	(7,029)	(1,232)	—	15,229	95	65
FUSILEV distribution rights	16,778	(5,908)	—	—	10,870	131	90
FOLOTYN out-license*	27,900	(5,704)	—	(1,023)	21,173	110	94

Total intangible assets	$305,668	$(66,169)	$(1,232)	$(1,023)	$237,244

*	On May 29, 2013, we amended our collaboration agreement with Mundipharma in order to modify the scope of their licensed territories and the respective development obligations. As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. The modification of our associated royalty and milestone rights constituted a change in the contractual provisions under which we measured our original acquired intangible asset (i.e., FOLOTYN rights). We determined that an impairment of the FOLOTYN out-license rights to Mundipharma of $1.0 million resulted from this amendment.

Our annual impairment evaluation (as of October 1st) of our indefinite-lived intangible assets (see Note 2(vii)) is ongoing and will be completed by our management by December 2014. The assets under review include MARQIBO IPR&D and C-E MELPHALAN IPR&D, which we carry on our accompanying Condensed Consolidated Balance Sheet as of September 30, 2014, at its net book value of $17.6 million and $7.7 million, respectively.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

Intangible asset amortization expense recognized in the nine months ended September 30, 2014 and 2013 was $17.8 million and $14.8 million, respectively. Estimated intangible asset amortization expense (excluding incremental amortization from the reclassification of IPR&D to developed technology) for the remainder of 2014 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31
Remainder of 2014	$6,585
2015	26,342
2016	26,342
2017	26,342
2018	26,187
2019	22,622
2020 and thereafter	76,445

$210,865

“Goodwill” is comprised of the following (by source):

	September 30, 2014	December 31, 2013
Acquisition of Talon	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,526	2,525
Acquisition of Allos	5,346	5,346
Foreign currency exchange translation effects	(103)	104

	$18,295	$18,501

(g) Other assets

“Other assets” are comprised of the following:

	September 30, 2014	December 31, 2013
Equity securities – CASI (see Note 10)**	$9,676	$3,593
Supplies	268	190
Promissory note, net of discount – CASI	1,310	—
2018 Convertible Notes issuance costs	2,989	3,432
Executive officer life insurance – cash surrender value	6,913	5,362

	$21,156	$12,577

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

**	These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond September 30, 2014, given the nature of the transaction that gave rise to our ownership of them, as discussed in Note 10. Gross unrealized gains from these equity securities (recognized through “other comprehensive income”) were $1.0 million for the three and nine months ended September 30, 2014.

(h) Accounts payable and other accrued liabilities

“Accounts payable and other accrued liabilities” are comprised of the following:

	September 30, 2014	December 31, 2013
Trade payables	29,140	12,796
Accrued research and development expenses	5,330	6,433
Accrued selling, general and administrative expenses	10,251	8,870
Accrued rebates	40,037	28,893
Accrued product royalty	4,485	9,498
Allowance for returns	1,186	2,900
Accrued data and distribution fees	3,430	2,430
Accrued GPO administrative fees	3,041	2,327
Inventory management fee	1,021	616
Allowance for chargebacks	3,880	5,074

	$101,801	$79,837

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets specifically for GTN estimates (see Note 2(i)) are as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2012	$26,176	$14,149	$5,056
Add: provisions (recovery)	63,609	19,067	(2,034)
(Less): credits or actual allowances	(55,818)	(27,843)	(122)

Balance as of December 31, 2013	33,967	5,373	2,900
Add: provisions (recovery)	56,216	15,123	(1,054)
(Less): credits or actual allowances	(46,266)	(13,005)	(660)

Balance as of September 30, 2014	$43,917	$7,491	$1,186

(i) Other long-term liabilities

Other long-term liabilities are comprised of the following:

	September 30, 2014	December 31, 2013
Accrued executive deferred compensation	$4,719	$3,949
Deferred rent (non-current portion)	408	366

Business acquisition liability	—	298
Other tax liabilities	660	1,352

	$5,787	$5,965

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(j) Accumulated other comprehensive income

“Accumulated other comprehensive income” (a component of stockholders’ equity) includes, among other items, unrealized gains and losses from available-for-sale securities (“AFS”). When AFS securities are sold, and the resulting gain or loss is realized, any corresponding unrealized gain or loss amounts previously included within accumulated other comprehensive income is eliminated. In the third quarter of 2014, we sold certain stock holdings that had been classified as an AFS. As a result, we reversed $2.9 million of unrealized gain from “accumulated other comprehensive income” previously included and reported on our June 30, 2014 Condensed Consolidated Balance Sheet of which $2.2 million was recognized as a realized gain through “other income (expense), net” for the three and nine months ended September 30, 2014.

4.	GROSS-TO-NET PRODUCT SALES

The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statement of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gross product sales	$75,331	$61,256	$205,158	$161,750
Rebates and chargebacks	(21,495)	(15,136)	(56,215)	(46,219)
Data, distribution and GPO administrative fees	(5,707)	(4,631)	(15,123)	(14,677)
Prompt pay discount	(2)	(50)	(7)	(155)
Product returns allowance	(211)	—	1,054	2,299

Product sales, net	$47,916	$41,439	$134,867	$102,998

5.	PRODUCT SALES, NET BY GEOGRAPHIC REGION AND PRODUCT LINE

The below table presents “product sales, net” by geography for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
United States	$46,382	96.8%	$38,452	92.8%	$128,380	95.2%	95,542	92.8%

International:
Europe	849	1.8%	1,251	3.0%	2,685	2.0%	2,882	2.8%
Asia Pacific	685	1.4%	1,736	4.2%	3,802	2.8%	4,574	4.4%

Total international	1,534	3.2%	2,987	7.2%	6,487	4.8%	7,456	7.2%

Product sales, net	$47,916	100.0%	$41,439	100.0%	$134,867	100.0%	102,998	100.0%

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

The below table presents “product sales, net” by product line for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
FUSILEV	$26,883	56.1%	$23,057	55.6%	$75,630	56.1%	$47,764	46.4%
FOLOTYN	12,677	26.5%	10,550	25.5%	35,332	26.2%	33,031	32.1%
ZEVALIN	4,585	9.6%	7,768	18.7%	17,221	12.8%	22,139	21.5%
MARQIBO	1,793	3.7%	64	(0.2)%	4,706	3.5%	64	—%
BELEODAQ	1,978	4.1%	—	—%	1,978	1.5%	—	—%

Product sales, net	$47,916	100.0%	$41,439	100.0%	$134,867	100.0%	$102,998	100.0%

6.	STOCK-BASED COMPENSATION

We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “operating costs and expenses” for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$411	$283	$1,366	$1,152
Selling, general and administrative	2,653	2,708	7,223	7,510

Total share-based compensation	$3,064	$2,991	$8,589	$8,662

7.	NET LOSS PER SHARE

Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(11,539)	$(7,812)	$(42,743)	$(22,762)

Weighted average shares – basic and diluted	64,765,072	61,903,242	64,369,466	60,013,842
Net loss per share – basic and diluted	$(0.18)	$(0.13)	$(0.66)	$(0.38)

The below listed outstanding securities were excluded from our calculation of net loss per share (using the treasury stock and if-converted method, as applicable) because their impact would have been anti-dilutive due to net loss per share in the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
2018 Convertible Notes	11,401,284	—	11,401,284	—
Common stock options	2,173,016	2,881,993	2,256,053	3,247,710
Restricted stock awards	972,881	1,044,904	972,881	1,044,904
Common stock warrants	121,741	132,565	126,909	160,486
Preferred stock	40,000	40,000	40,000	40,000

Total	14,708,922	4,099,462	14,797,127	4,493,100

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

The below table summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories (as described within Note 2(xiii)):

	September 30, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$244	$—	$244
Money market currency funds	—	76,918	—	76,918
Mutual funds	—	3,062	—	3,062
Deferred compensation investments, including life insurance cash surrender value	—	6,913	—	6,913
Equity securities	9,676	—	—	9,676

	$9,676	$87,137	$—	$96,813

Liabilities:
Deferred executive compensation liability	$—	$4,718	$—	$4,718
Drug development liability	—	—	16,402	16,402
Ligand Contingent Consideration	—	—	4,337	4,337
Talon CVR	—	—	5,840	5,840
Corixa Liability	—	—	62	62

	$—	$4,718	$26,641	$31,359

	December 31, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$410	$—	$410
Money market currency funds	—	100,395	—	100,395
Mutual funds	—	3,061	—	3,061
Deferred compensation investments, including life insurance cash surrender value	—	5,361	—	5,361
Equity securities	3,593	—	—	3,593

	$3,593	$109,227	$—	$112,820

Liabilities:
Deferred executive compensation liability	$—	$3,949	$—	$3,949
Deferred development costs	—	—	17,742	17,742
Ligand Contingent Consideration	—	—	4,000	4,000
Talon CVR	—	—	4,329	4,329

	$—	$3,949	$26,071	$30,020

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

The following summarizes the fair value measurement activity for our liabilities that utilize Level 3 inputs:

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2012	$14,520

Transfers in (out) of Level 3	—
Deferred development costs	5,509
Deferred payment contingency	(2,287)
Ligand Contingent Consideration	4,000
Talon CVR	4,329

Balance at December 31, 2013	26,071

Transfers in (out) of Level 3	—
Deferred development costs (see Note 13)	(1,340)
Ligand Contingent Consideration (see Note 9(b))	337
Talon CVR (see Note 9(a))	1,511
Corixa Liability (see Note 14(b)(i))	62

Balance at September 30, 2014**	$26,641

**	This amount is comprised of current and long-term portion of “drug development liability” and “acquisition-related contingent obligations” on our accompanying Condensed Consolidated Balance Sheets.

9.	BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION

(a) Acquisition of Talon Therapeutics, Inc.

Overview of Talon Acquisition

On July 17, 2013, we purchased all of the outstanding shares of common stock of Talon Therapeutics, Inc. (“Talon”). Through the acquisition of Talon, we gained worldwide rights to MARQIBO. The Talon purchase consideration comprised of (i) an aggregate upfront cash amount of $11.3 million, (ii) issuance of 3.0 million shares of our common stock, then equivalent to $26.3 million (based on a closing price of $8.77 per share on July 17, 2013), and (iii) the issuance of contingent value rights (“CVR”) initially valued at $6.5 million.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

Talon CVR Fair Value as of September 30, 2014 and December 31, 2013

The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2013	$4,329
Fair value adjustment for the nine months ended September 30, 2014	1,511

September 30, 2014	$5,840

(b) Acquisition of Rights to Captisol-Enabled® Melphalan

Overview of Acquisition of Rights to Captisol-Enabled® Melphalan

In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled ®, propylene glycol-free MELPHALAN (“C-E MELPHALAN”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”) for an initial license fee of $3.0 million.

We accounted for this transaction as a business combination, which requires that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values, which involves our estimates of future discounted cash flows as of the transaction date.

We are required to pay Ligand additional amounts up to an aggregate $66.0 million, upon the achievement of certain regulatory milestones and net sales thresholds (“Ligand Contingent Consideration”), and we also assumed full financial responsibility for its ongoing clinical and regulatory development program. We also must pay royalties in the range of 15% to 25% on our future net sales of licensed products in all territories.

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following:

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

Fair Value Estimate of Asset Acquired and Liability Assumed

The total purchase consideration is allocated to the acquisition of the net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows:

IPR&D C-E MELPHALAN rights	$7,700

We estimated the fair value of this IPR&D using the “income approach”. The income approach uses valuation techniques to convert future expected net cash flows to a single discounted present-value. The fair value estimate took into account our estimates of future incremental earnings that may be achieved upon regulatory approval, promotion, and distribution associated with the rights, and included estimated cash flows of approximately 10 years and a discount rate of approximately 25%.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach, which assumes that FDA approval of C-E MELPHALAN will occur on or about November 30, 2015. Upon receipt of FDA approval, we will be obligated to make a milestone payment to Ligand of $6.0 million.

Ligand Contingent Consideration Fair Value as of September 30, 2014 and December 31, 2013

The Ligand Contingent Consideration fair value will continue to be evaluated on a quarterly basis. This liability is included within “acquisition-related contingent obligations” in the accompanying Condensed Consolidated Balance Sheets. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to Ligand Contingent Consideration fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2013	$4,000
Fair value adjustment for the nine months ended September 30, 2014	337

September 30, 2014	$4,337

10.	OUT-LICENSE OF MARQIBO, ZEVALIN, & C-E MELPHALAN IN CHINA TERRITORY

Overview of CASI Out-License

On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, C-E MELPHALAN (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for the rights related to ZEVALIN and C-E MELPHALAN and a secured promissory note for the rights related to MARQIBO. Additionally, for a period ending upon the earlier to occur of (i) the date on which CASI has raised, in the aggregate, $50 million in net proceeds through capital raising activities or (ii) September 17, 2019 (subject to certain extensions), we have a contingent right to receive additional CASI equity in order to maintain our post-investment ownership percentage if CASI issues securities (subject to a limited exception for certain equity compensation grants).

CASI will be responsible for the development and commercialization of these three drugs, including the submission of import drug registration applications to regulatory authorities and conducting any confirmatory clinical studies in greater China. We have agreed to act as CASI’s procurement agent for their future commercial supply of the CASI Out-Licensed Products on a cost-plus basis, under typical market terms.

Proceeds Received

The proceeds we received, and its fair value on the CASI Out-License execution date, consisted of the following:

CASI common stock (a) (5.4 million shares)	$8,649
CASI secured promissory note due March 17, 2016, net of fair value discount (b) ($1.5 million face value and 0.5% annual coupon)	1,310

Total consideration received	$9,959

(a)	Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share.
(b)	Present value estimated using the terms of the $1.5 million promissory note, and the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

In addition, CASI will be responsible for paying any royalties or milestones that we are obligated to pay to our third-party licensors resulting from the achievement of certain milestones and/or sales of CASI Out-Licensed Products, but only to the extent of the greater China portion of such royalties or milestones.

Recognition of Proceeds – License Fee Revenue

The $10.1 million (undiscounted) value of the upfront proceeds that we received from CASI will be recognized within “license fees and service revenue” through the Consolidated Statements of Operations. The value assigned for each of these products was based on the number of CASI shares issued, or the promissory note issued, as consideration under each of the three separately negotiated out-license agreements.

11.	REVOLVING LINE OF CREDIT

We entered into a credit agreement on September 5, 2012 with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender (the “Credit Agreement”). The Credit Agreement provided us with a committed $50.0 million revolving line of credit facility (the “Credit Facility”). The Credit Facility was repaid in full, then immediately terminated, on December 20, 2013 in connection with the sale and issuance of our 2018 Convertible Notes (see Note 12).

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

Prior to June 15, 2018, holders may convert all or a portion of their 2018 Convertible Notes only under any of the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of 2018 Convertible Notes for such trading day was less than 98% of the product of (i) the

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

last reported sale price of our common stock on such trading day and (ii) the applicable conversion rate on such trading day; (3) upon the occurrence of certain corporate transactions; and (4) at any time prior to our stockholders’ approval to settle the 2018 Convertible Notes in our common shares and/or cash. On and after June 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2018 Convertible Notes at any time.

As of September 30, 2014, the 2018 Convertible Notes are eligible to be converted into common stock, based on element (4) above being met, since our stockholders’ approval of this flexible settlement feature has not yet occurred.

We initially may only settle conversions of the 2018 Convertible Notes by delivering shares of our common stock. However, if we obtain stockholder approval, we may, at our election, settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock.

The carrying value of the 2018 Convertible Notes as of September 30, 2014 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(24,964)

September 30, 2014	$95,036

The following table sets forth the components of the “interest expense” recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the nine months ended September 30, 2014:

Contractual coupon interest expense	$2,503
Amortization of debt issuance costs	443
Accretion of debt discount	3,556

Total	$6,502

Effective interest rate	8.59%

13.	MUNDIPHARMA AGREEMENT

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

On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated (the “Amended Munipharma Collaboration Agreement”), in order to modify: (i) the scope of the licensed territory, (ii) milestone payments, (iii) royalty rates, and (iv) drug development obligations. In connection with the Amended Munipharma Collaboration Agreement, we received a one-time $7.0 million payment from Mundipharma for certain research and development activities to be performed by us.

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

We recorded the initial September 2012 fair value of the related drug development liability of $12.3 million, using the discounted cash flow method of the income approach. The fair value of this liability was determined to be $16.4 million as of September 30, 2014 (inclusive of the $7.0 million payment received from Mundipharma). This value is included in the

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

current and long-term portions of “drug development liability” within the accompanying Condensed Consolidated Balance Sheets, and it includes our assumptions about personnel needed to perform these research and development activities, third party costs for projected clinical trial enrollment, and patient treatment-related follow up through approximately 2031.

We will assess this liability at each subsequent reporting date and record its adjustment through “research and development” expense in our Condensed Consolidated Statements of Operations.

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2013	$3,119	$14,623	$17,742
Transfer from long-term to current in 2014	—	—	—
(Less): Expenses incurred in 2014	—	(1,340)	(1,340)

Balance at September 30, 2014	$3,119	$13,283	$16,402

14.	COMMITMENTS AND CONTINGENCIES

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

Our most significant of these agreements are listed and summarized below:

(i) ZEVALIN U.S.: Licensing and development in the U.S.

In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S. as the result of a transaction with a third-party, Cell Therapeutics, Inc. (“CTI”) through our wholly-owned subsidiary, RIT Oncology LLC (“RIT”). We assumed certain agreements with various third parties related to ZEVALIN intellectual property related to its manufacture, use, and sale in the U.S.

In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying September 30, 2014 Condensed Consolidated Balance Sheet. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa.

(ii) ZEVALIN Ex-U.S.: License and Asset Purchase Agreement with Bayer Pharma

In April 2012, through our wholly-owned subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S. from Bayer Pharma AG (“Bayer”). ZEVALIN is currently approved in more than 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

In consideration for the rights granted under the agreement, concurrent with the closing, we paid Bayer a one-time fee of €19.0 million. Our ex-U.S. net sales-based royalty to Bayer ranges between the single digits to mid-teens. Unless earlier terminated, the term of the agreement continues until the expiration of the last-to-expire patent covering the sale of a licensed product in the relevant country, or 15 years from the date of first commercial sale of the licensed product in such country, whichever is longer.

(iii) FUSILEV: Amended and Restated License Agreement with Merck & Cie AG

In May 2006, we amended and restated a license agreement with Merck & Cie AG (“Merck”), which we assumed in connection with our March 2006 acquisition of the assets of Targent. Pursuant to the license agreement with Merck, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how to develop, manufacture, use, and sell FUSILEV in the field of oncology in North America in return for a royalty percentage (in the mid-single digits) of net sales. Merck is eligible to receive a $0.2 million payment from us upon the achievement of a FDA approval of an oral form of FUSILEV. This milestone has not yet been met, and no such value is included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets for its potential achievement.

(iv) FOLOTYN: License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute

In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International, and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary in September 2012, we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay graduated royalties to our licensors based on our (including sub licensees) worldwide annual net sales of FOLOTYN. Royalties are 8% of annual worldwide net sales up to $150 million; 9% of annual worldwide net sales of $150 million through $300 million; and 11% of annual worldwide net sales in excess of $300 million.

(v) C-E MELPHALAN: License Agreement with Cydex Pharmaceuticals, Inc.

In March 2013, we completed the acquisition of exclusive global development and commercialization rights to
C-E MELPHALAN from Ligand (see Note 9(b)). In April 2014, we reported that C-E MELPHALAN had met its primary endpoint in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma, and as a result, we intend to file a NDA with the FDA in the fourth quarter of 2014.

We assumed full responsibility for its ongoing clinical and regulatory development program. We are required to pay Ligand additional amounts of up to $66 million, upon achievement of certain regulatory milestones and net sales thresholds, which we have valued at $4.3 million and $4.0 million within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Statements of Operations as of September 30, 2014 and December 31, 2013, respectively. We will also pay royalties in the range of 15% to 25% on our net sales of licensed products in all territories.

(vi) MARQIBO: Agreement with Talon Therapeutics, Inc.

In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $5.8 million and $4.3 million liability within “acquisition-related contingent obligations” as of September 30, 2014 and December 31, 2013, respectively. The CVR has a maximum payout of $195 million if all sales and regulatory approval milestones are achieved.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

In January 2013, we entered into a second amendment to the license, development, supply and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S., Europe, and other territories in exchange for a tiered single-digit royalty on certain products containing APAZIQUONE, and relieved Allergan of its development and commercialization obligations.

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

(ix) BELEODAQ: Licensing and Collaboration Agreement with TopoTarget

In February 2010, we entered into a licensing and collaboration agreement with TopoTarget A/S (now Onxeo DK) (“TopoTarget”), as amended in October 2013, for the development and commercialization of BELEODAQ. The agreement provides that we have the exclusive right to manufacture, develop, and commercialize BELEODAQ in North America and India, with an option for China. Pursuant to the terms of this agreement, we paid TopoTarget an upfront fee of $30.0 million in 2010.

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

In February 2014, upon FDA acceptance of our new drug application, we issued 1.0 million shares of our common stock, and made a $10.0 million milestone payment to TopoTarget. The aggregate payout value of this first milestone at achievement was $17.8 million, and is recognized within “research and development” of the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

In July 2014, we received approval from the FDA for BELEODAQ’s use for injection for the treatment of PTCL, and as a result, we are obligated to TopoTarget for a second milestone payment of $25.0 million in November 2014. As of September 30, 2014, this amount is included within “accounts payable and other accrued liabilities” on the Condensed Consolidated Balance Sheets. Other potential milestone payments due upon BELEODAQ regulatory achievements and sales thresholds (aggregating $278.0 million) are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets.

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

The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At September 30, 2014 and December 31, 2013, DC Plan deferrals and contributions totaling $4.5 million and $3.9 million, respectively, are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(g) Litigation

We are involved from time-to-time with various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature we believe are normal and incidental to a pharmaceutical business, and may include product liability, intellectual property, employment matters, and other general claims.

We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are assessed at least quarterly and adjusted to reflect the impact of any settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.

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

FUSILEV ANDA Litigation

On January 20, 2012, March 2, 2012, and June 18, 2014, respectively, we filed suit against Sandoz Inc. and Innopharma Inc., and Ben Venue Laboratories, Inc., respectively, following Paragraph IV certifications in connection with their filing separate ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs incurred in such matters. On December 9, 2013, three Mylan entities collaborating with Innopharma were joined to Innopharma case. A trial date of January 12, 2015 has been set in the Sandoz case in the U.S. District Court for the District of Nevada and the other trial dates in the FUSILEV litigation have not been set yet. While we believe our patent rights are strong, the ultimate outcome of these cases is uncertain.

FOLOTYN ANDA Litigation

On June 19, 2014, we filed a lawsuit against five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN: (1) Teva Pharmaceuticals USA, Inc., (2) Sandoz Inc., (3) Fresenius Kabi USA, LLC, and (4) Dr. Reddy’s Laboratories, Ltd., and Dr. Reddy’s Laboratories, Inc. We filed the lawsuit in the U.S. District Court for the District of Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs. A trial date of September 12, 2016 has been set in the FOLOTYN lawsuit in the U.S. District Court for the District of Delaware. While we believe our patent rights are strong, the ultimate outcome of such action is uncertain.

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH. This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint. On September 19, 2014, Arkansas Teacher Retirement System filed an opposition to our motion to dismiss. On October 17, 2014, we filed a reply in support of our motion to dismiss.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary based on conduct relating to the events alleged in the consolidated Perry action. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed pending resolution of the federal securities class action.

Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). These consolidated State Derivative Actions are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. and are substantially similar to the consolidated federal derivative actions. These actions are stayed pending resolution of the federal securities class action.

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

SPECTRUM PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(Unaudited)

(i) Notice from HRSA

We received a notice on October 10, 2014 from the U.S. Health Resources and Services Administration, Office of Pharmacy Affairs (“HRSA”). In this notice the HRSA asserts that for at least one of our products with an “orphan drug” designation under section 526 of the Federal Food, Drug, and Cosmetic Act, we did not make the product(s) available for purchase, at the applicable 340B price; as a result, the notice asserts that we have certain undefined amounts due to Covered Entities (see below) based on our previously made and reported product sales.

The 340B price is a discounted price for covered outpatient drugs that manufacturers participating in Medicaid (which includes us) agree to make available to certain providers that participate in the 340B drug discount program (“Covered Entities”). We continue to investigate this matter in order to properly respond to HRSA. Nonetheless, we believe that our pricing to Covered Entities has complied with all applicable legal requirements. Since we only make provisions for liabilities when it is both probable that a liability has been incurred, and the amount can be reasonably estimated, we have not recorded a liability for this pending matter as of September 30, 2014.

15.	INCOME TAXES

We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a provision for income taxes of $2.3 million and a $10.2 million benefit for income taxes for the nine months ended September 30, 2014 and 2013, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets. In addition, in the nine months ended September 30, 2014, we expensed approximately $1.5 million related to the correction of our prior year estimates of carryback of federal net operating losses, book tax differences on acquisition-related liabilities, and credit ineligible for offset against federal income taxes.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

•	our ability to successfully develop, obtain regulatory approval for and market our products;

•	our ability to continue to grow sales revenue of our marketed products;

•	risks associated with doing business internationally;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	the ability to timely deliver product supplies to our customers;

•	our ability to identify new product candidates and to successfully integrate those product candidates into our operations;

•	the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations;

•	our ability to protect our intellectual property rights;

•	competition in the marketplace for our drugs;

•	delay in approval of our products or new indications for our products by the U.S. Food and Drug Administration (“FDA”);

•	actions by the FDA and other regulatory agencies, including international agencies;

•	securing positive reimbursement for our products;

•	the impact of any product liability, or other litigation to which we are, or may become a party;

•	the impact of legislative or regulatory reform of the healthcare industry and the impact of recently enacted healthcare reform legislation;

•	the availability and price of acceptable raw materials and components from third-party suppliers, and their ability to meet our demands;

•	our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards, and the application and interpretation of those laws, regulations and standards, that govern or affect the pharmaceutical and biotechnology industries, the non-compliance with which may delay or prevent the development, manufacturing, regulatory approvals and sale of our products;

•	defending against claims relating to improper handling, storage or disposal of hazardous chemical, radioactive or biological materials which could be time consuming and expensive;

•	our ability to maintain the services of our key executives and technical and sales and marketing personnel;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals; and

•	demand and market acceptance for our approved products.

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

Company Overview

We are a biotechnology company, with a primary focus on oncology and hematology. Our strategy is comprised of the (i) commercialization of cancer therapeutics through our U.S. direct sales force and international distributors, (ii) completion of studies for new indications of our marketed products, and (iii) acquiring and developing a diverse pipeline of late-stage drug compounds for commercialization.

We currently market five drugs:

•	FUSILEV® injection for patients in the U.S. with advanced metastatic colorectal cancer and to counteract certain side effects of methotrexate therapy;

•	ZEVALIN® injection for patients in the U.S. and various international markets with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients in the U.S. with relapsed or refractory PTCL;

•	MARQIBO® injection for patients in the U.S. with relapsed Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ® injection for patients in the U.S. with relapsed or refractory PTCL (launched in July 2014).

Business Strategy

Our business strategy is comprised of the following three initiatives:

•	Maximizing the revenue potential of our five currently-marketed drugs for the treatment of cancer.

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

See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2013, “Business” section for a discussion of:

•	Cancer Background & Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development

Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals

During the nine months ended September 30, 2014, we accomplished various critical objectives for our business, which included:

•	Commercial: Product sales for the quarter surpassed $40 million for the fifth consecutive quarter.

•	Medical: In July 2014, we received FDA approval of BELEODAQ for patients in the U.S. with relapsed or refractory PTCL. PTCL comprises of a group of rare and aggressive non-Hodgkin’s Lymphomas (“NHL”) that develop from mature T-cells and accounts for approximately 10%-15% of all NHL cases in the U.S. These patients generally have poor prognosis with a low response rate (25%-27%) to available treatment options, and commonly experience repeated treatment failures until drug resistance or death. Accordingly, we believe this drug addresses an important unmet medical need for improved treatment options of PTCL patients.

In April 2014 we reported positive data from the pivotal study of C-E MELPHALAN, with an expected NDA filing by the end of 2014.

Following positive Phase 2 clinical results of SPI-2012, we made a decision to begin Phase 3 clinical trials.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, Critical Accounting Policies and Estimates for a discussion of significant estimates and assumptions as part of the preparation of our accompanying condensed consolidated financial statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

RESULTS OF OPERATIONS

Operations Overview – Three and nine months ended September 30, 2014 and 2013 ($ in millions)

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Total revenues	$47,990	100.0%	$42,439	100.0%	$134,969	100.0%	$114,338	100.0%

Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	6,530	13.6%	8,221	19.4%	18,964	14.1%	22,271	19.5%
Selling, general and administrative	24,125	50.3%	29,003	68.3%	72,927	54.0%	73,601	64.4%
Research and development	14,420	30.0%	13,567	32.0%	55,252	40.9%	35,910	31.4%
Amortization and impairment of intangible assets	7,042	14.7%	4,935	11.6%	17,763	13.2%	14,829	13.0%

Total operating costs and expenses	52,117	>100%	55,726	>100.0%	164,906	>100%	146,611	>100.0%

Loss from operations	(4,127)	(8.6)%	(13,287)	(31.3)%	(29,937)	(22.2)%	(32,273)	(28.2)%

Change in fair value of contingent consideration related to acquisitions	(181)	—	—	—	(1,910)	(1.4)%	—	—
Other expense, net	(3,754)	(7.8)%	742	(1.7)%	(8,642)	(6.4)%	(738)	(1)%

Loss before income taxes	(8,062)	(16.8)%	(12,545)	(29.6)%	(40,489)	(30.0)%	(33,011)	(28.9)%

(Provision) Benefit for income taxes	(3,477)	(7.2)%	4,733	11.2%	(2,254)	(1.7)%	10,249	9.0%

Net loss	$(11,539)	(24.0)%	$(7,812)	(18.4)%	$(42,743)	(31.7)%	$(22,762)	(19.9)%

THREE MONTHS ENDED SEPTEMBER 30, 2014 VERSUS 2013

Total Revenues

	Three months ended September 30,
	2014	2013	$ Change	% Change
	($ in millions)
Product sales, net:

FUSILEV	$26.9	$23.1	$3.8	16.5%
FOLOTYN	12.7	10.5	2.2	21.0%
ZEVALIN	4.5	7.7	(3.1)	(40.3)%
MARQIBO	1.8	0.1	1.7	—%
BELEODAQ	2.0	—	2.0	—%

	$47.9	$41.4	$6.5	15.7%
License fees and service revenue	0.1	1.0	(0.9)	(90.0)%

Total revenues	$48.0	$42.4	$5.6	13.2%

Product sales, net. Gross product sales are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargebacks (“GTN adjustments”) established as of each period to arrive at presented “product sales, net”.

FUSILEV revenue increase is primarily due to an increase in unit sales to our wholesalers to satisfy end-user demand.

FOLOTYN revenue increase is due to an increase in unit sales to our wholesalers to satisfy end-user demand, as well as a higher net realized price per unit.

ZEVALIN revenue decrease is due to depressed unit demand by end-users in the U.S. and ex-U.S., as compared to the prior year period.

MARQIBO revenue increase is a result of a full quarter’s sales in 2014, as compared to the prior year period, as our acquisition of Talon closed in July 2013, and the MARQIBO launch was in September 2013. In addition, in the current period we modified the timing of our revenue recognition model for this product from end-user receipt to wholesaler receipt, based on sufficient history of MARQIBO customer returns which provided a reasonable basis to estimate expected returns. This change had a one-time $0.4 million favorable impact in 2014 (i.e., representing units that had been shipped to our wholesalers in the second quarter of 2014 and earlier periods, but such revenue had been deferred through June 30, 2014).

BELEODAQ revenue derived in the current period is a result of our July 2014 launch of this product.

License fees and service revenue. In the third quarter of 2014, we recognized $0.1 million from our out-license royalties, all derived from FOLOTYN sales in Mundipharma’s (our co-development partner – see Note 13) territories. In the prior year period, we recognized $1.0 million from the amortization of deferred revenue that corresponded with our contracted research and development services. This revenue was associated with an aggregate of $15.0 million upfront payment we received from Nippon Kayaku in 2010, as discussed in Note 14(b)(viii). As of December 31, 2013, these upfront payments were recognized through “license fees and service revenue” in full, and accordingly, did not recur in 2014.

    Operating Costs and Expenses & Total Other Expenses

	Three months ended September 30,
	2014	2013	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	$6.5	$8.2	$(1.7)	(20.7)%
Selling, general and administrative	24.1	29.0	(4.9)	(16.9)%
Research and development	14.4	13.6	0.8	5.9%
Amortization and impairment of intangible assets	7.1	4.9	2.2	44.9%

Total operating costs and expenses	$52.1	$55.7	$(3.6)	(6.5)%

Total other expenses	$(3.9)	$0.7	$4.6	>100%

Cost of Product Sales. Despite our large increase in product sales, net, in the third quarter of 2014 as compared to 2013, our cost of product sales decreased 20.7%. This is primarily due to our product sales mix in the current period.

Selling, General and Administrative. Selling, general and administrative expenses decreased primarily due to the non-recurrence of approximately $4.3 million in such expenses related to the Talon acquisition that occurred in the third quarter of 2013 (see Note 9 (a)), which was partially offset by an increase in personnel related expenses as we continue to build our sales team and enhance supporting administrative functions.

Research and Development. Research and development expense modestly increased due to our on-going clinical and product development activities, partially offset by costs that are reimbursable by our co-development partners.

Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets increased during the period as we commenced amortization of our BELEODAQ distribution rights in the third quarter of 2014.

Total Other Expenses. Total other expenses increased by $4.6 million and was primarily due to (i) $1.8 million increase in interest expense attributable to our convertible senior notes issued in December 2013; (ii) $0.2 million increase to our “acquisition-related contingent obligations” liability to the former shareholders of Talon and Ligand, which resulted in an equal charge to our “change in fair value of contingent consideration related to acquisitions”; and (iii) $3.9 million unrealized loss from intercompany borrowings in which our subsidiary’s functional currency is other than the U.S. dollar. These amounts were partially offset by a $2.2 million gain on our sale of certain stock holdings during the third quarter 2014.

	Three months ended September 30,
	2014	2013	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes	$(3.5)	$4.7	$8.2	>100%

Provision (Benefit) for Income Taxes. Our current period provision for income taxes primarily represents the correction of our prior year estimate of the benefit from the carryback of our 2013 federal net operating loss against 2012 taxes, the elimination of the benefit of estimated 2014 federal tax losses eligible for carryback to 2012, and an increase in the valuation allowance on deferred tax assets at January 1, 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2014 VERSUS 2013

Total Revenues

	Nine months ended September 30,
	2014	2013	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$75.6	$47.8	$27.8	58.2%
FOLOTYN	35.3	33.0	2.3	7.0%
ZEVALIN	17.3	22.1	(4.8)	(21.7)%
MARQIBO	4.7	0.1	4.6	>100%
BELEODAQ	2.0	—	2.0	—%

	$134.9	$103.0	$31.9	31.0%
License fees and service revenue	0.1	11.3	(11.2)	(99.1)%

Total revenues	$135.0	$114.3	$20.7	18.1%

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

FOLOTYN revenue increase is due to an increase in unit sales to satisfy end-user demand, as well as a $1.0 million purchase by a new wholesaler in the first half of 2014. This large purchase resulted from the modification of our FOLOTYN distribution model and the resulting additional purchase by this wholesaler to fulfill anticipated end-user demand.

ZEVALIN revenue decrease is due to depressed unit demand for U.S. sales, partially offset by an U.S. and Ex-U.S. increase in our average net sales price per unit between these periods.

MARQIBO revenue increase is a result of our acquisition of Talon in July 2013 (and its launch in late September 2013), as discussed in Note 9(a). In addition, in the current period we modified the timing of our revenue recognition model for this product from end-user receipt to wholesaler receipt, based on sufficient history of MARQIBO customer returns which provided a reasonable basis to estimate expected returns. This change had a one-time $0.4 million favorable impact in 2014 (i.e., representing units that had been shipped to our wholesalers in the second quarter of 2014 and earlier periods, but such revenue had been deferred through June 30, 2014).

BELEODAQ revenue derived in 2014 is a result of our July launch of this product.

License fees and service revenue. In the current period, we recognized $0.1 million from our out-license royalties, all derived from FOLOTYN sales in Mundipharma’s (our co-development partner –see Note 13) territories. In the first nine months of 2013, we recognized $11.3 million from the amortization of deferred revenue that corresponded with our contracted research and development services. This revenue is associated with a $41.5 million upfront payment we received from Allergan in 2008, and an aggregate of $15.0 million upfront payment we received from Nippon Kayaku in 2010. As of December 31, 2013, these upfront payments have been recognized through “license fees and service revenue” in full, and accordingly, did not recur in 2014.

Operating Costs and Expenses & Total Other Expense

	Nine months ended September 30,
	2014	2013	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	$19.0	$22.3	$(3.3)	(14.8)%
Selling, general and administrative	72.9	73.6	0.7	1.0%
Research and development	55.2	35.9	19.3	53.8%
Amortization and impairment of intangible assets	17.8	14.8	3.0	20.3%

Total operating costs and expenses	$164.9	$146.6	$18.3	12.5%

Total other expense	$(10.6)	$(0.7)	$(9.9)	>100%

Cost of Product Sales. Despite our large increase in product sales, net, in the first nine months of 2014 as compared to 2013, our cost of product sales decreased 14.8%. This result was primarily driven by an unusually large excess inventory charge for FUSILEV in 2013, and certain royalty adjustments for in-license contract amendments.

Selling, General and Administrative. Selling, general and administrative expenses increased primarily due to:

(i)	$1.7 million increase in personnel-related expenses as we continue to build our sales and marketing team;

(ii)	$1.7 million increase in travel related expenses to support our sales growth;

(iii)	$1.2 million increase in marketing expenses to support our sales growth;

(iv)	$0.6 million increase in expense for intellectual property matters and various legal services; and

(v)	$0.7 million related to enhancements to our administrative capabilities and functions.

The increase in these expenses is partially offset by the non-recurrence of $5.0 million of Talon acquisition expenses, incurred in the first half of 2013.

Research and Development. Research and development expense increase is primarily due to an aggregate $17.8 million from cash payment and stock issuance to TopoTarget, upon the February 2014 contractual milestone achievement represented by the acceptance by the FDA of our new drug application (NDA) for the PTCL indication of BELEODAQ.

Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets increased $3.0 million during the nine months ended September 30, 2014, primarily due to the amortization of definite-lived intangible assets from the acquisition of Talon in July 2013 (through which we acquired MARQIBO distribution rights) and the amortization of the distribution rights related to the licensing agreement with TopoTarget.

Total Other Expenses. Total other expenses increased by $9.8 million and was primarily due to (i) $4.9 million increase in interest expense attributable to our convertible senior notes issued in December 2013; (ii) $1.9 million increase to our “acquisition-related contingent obligations” liability to the former shareholders of Talon and Ligand in the current period, which resulted in an equal charge to our “change in fair value of contingent consideration related to acquisitions”; (iii) $4.5 million unrealized loss from intercompany borrowings in which our subsidiary’s functional currency is other than the U.S. dollar. These amounts were partially offset by a $2.2 million gain on our sale of certain stock holdings during the third quarter 2014.

	Nine months ended September 30,
	2014	2013	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes	$(2.3)	$10.2	$12.5	>100%

(Provision) Benefit for Income Taxes. Our current period provision for income taxes primarily represents the correction of our prior year estimate of the benefit from the carryback of our 2013 federal net operating loss against 2012 taxes and an increase in the valuation allowance on deferred tax assets at January 1, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands, except financial metrics data)
Cash and cash equivalents	$144,234	$156,306	$71,974
Marketable securities	$3,306	$3,471	$3,312
Accounts receivable, net	$60,085	$49,483	$54,923
Total current assets	$231,559	$235,190	$153,527
Total current liabilities	$112,873	$89,984	$93,990
Working capital surplus (a)	$118,686	$145,206	$59,537
Days sales outstanding (“DSO”) (b)	115	110	119
Current ratio (c)	2.1	2.6	1.6

(a)	Total current assets at period end minus total current liabilities at period end.
(b)	Net accounts receivable at period end divided by revenue, net for the third quarter multiplied by the number of days in the quarter.
(c)	Total current assets at period end divided by total current liabilities at period end.

Net Cash Used In Operating Activities

Net cash used in operating activities was $14.6 million for the nine months ended September 30, 2014, as compared to cash used in operating activities of $10.0 million in the prior year period.

For the nine months ended September 30, 2014 and 2013, our cash collections from customers totaled $179.8 million and $174.5 million, respectively, representing 133% and 153% of reported net revenue for the same years.

For the nine months ended September 30, 2014 and 2013, cash payments to our employees and vendors for products, services, chargebacks, and rebates totaled $197.0 million and $191.4 million, respectively.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $3.3 million in the first nine months of 2014 was due to $4.1 million of proceeds from the sale of available-for-sale securities, partially offset by $0.8 million of purchases related to property, plant and equipment.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities of $1.1 million for the first nine months ended September 30, 2014 relates to $1.5 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and $0.3 million of proceeds from employee stock purchases under our employee stock purchase plan. These amounts were partially offset by a $0.7 million purchase and retirement at vesting of restricted stock at our employees’ election to fund corresponding minimum employee tax obligations.

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

We believe that our $147.5 million in aggregate cash and equivalents, and marketable securities as of September 30, 2014, will allow us to fund our current and planned operations for at least the next twelve months. We may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements.

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

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2014, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part, or all, of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were not effective because of the identification of the material weakness discussed below.

Changes in Internal Control Over Financial Reporting

As of December 31, 2013, our management concluded that our internal control over financial reporting was not effective, as evaluated under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 framework). As part of this conclusion, our management determined that we had ineffective design and operating effectiveness of our internal control over financial reporting. This “material weakness” conclusion specifically pertained to the accurate and timely reporting of our operating expense accruals which comprised (i) the ineffective design and operation of controls over our process of estimating the required period-end accruals for services performed under open purchase orders, which resulted in overstated operating expenses and accrued liabilities in multiple reporting periods in, and prior to, 2013; and (ii) ineffective design and operation of controls over our identification and recording of liabilities for vendor invoices received subsequent to year-end that related to our 2013 activities. The remediation of these matters will not be completed and concluded upon until management’s next annual assessment as of December 31, 2014, thus this material weakness remained as of September 30, 2014.

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

Except as disclosed below, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the legal proceedings in which we are involved are discussed in Note 14, “Commitments and Contingencies,” to our accompanying Condensed Consolidated Financial Statements, and are hereby incorporated by reference.

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

SPECTRUM PHARMACEUTICALS, INC.

Date: November 10, 2014	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)