Form 10-K
period 2014-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2015-03-13
CIK 831547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $534,392,193 (based upon the $8.13 closing sale price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 28, 2014, the last trading date of the Registrant’s most recently completed second fiscal quarter).

As of February 28, 2015, approximately 66,871,240 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders, to be filed on or before April 30, 2015, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K, and the following factors:

•	our ability to successfully develop, obtain regulatory approval for and market our products;

•	our ability to continue to grow sales revenue of our marketed products;

•	risks associated with doing business internationally;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	the ability to timely deliver product supplies to our customers;

•	our ability to identify new product candidates and to successfully integrate those product candidates into our operations;

•	the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations;

•	our ability to protect our intellectual property rights;

•	competition in the marketplace for our drugs;

•	delay in approval of our products or new indications for our products by the U.S. Food and Drug Administration, or the “FDA”;

•	actions by the FDA and other regulatory agencies, including international agencies;

•	securing positive reimbursement for our products;

•	the impact of any product liability, or other litigation to which we are, or may become a party;

•	the impact of legislative or regulatory reform of the healthcare industry and the impact of recently enacted healthcare reform legislation;

•	the availability and price of acceptable raw materials and components from third-party suppliers, and their ability to meet our demands;

•	our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards, and the application and interpretation of those laws, regulations and standards, that govern or affect the pharmaceutical and biotechnology industries, the non-compliance with which may delay or prevent the development, manufacturing, regulatory approvals and sale of our products;

•	defending against claims relating to improper handling, storage or disposal of hazardous chemical, radioactive or biological materials which could be time consuming and expensive;

•	our ability to maintain the services of our key executives and technical and sales and marketing personnel;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals; and

•	demand and market acceptance for our approved products.

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

***

Spectrum Pharmaceuticals, Inc.®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ®, EOquin®, and RenaZorb® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Redefining Cancer CareTM, Turning Insights Into HopeTM, RIT Oncology, LLCTM, RITTM, RRZTM, and our logos are trademarks owned by Spectrum Pharmaceuticals, Inc. and its subsidiaries. All other trademarks and trade names are the property of their respective owners.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a biotechnology company with fully integrated commercial and drug development operations, with a primary focus on oncology and hematology. Our strategy is comprised of the (i) commercialization of cancer therapeutics through our U.S. direct sales force and international distributors, (ii) completion of studies for new indications of our marketed products, and (iii) acquisition, development and marketing of a broad and diverse pipeline of late-stage clinical and commercial drug compounds.

We currently market five drugs for the treatment of cancer:

•	FUSILEV injection for patients with advanced metastatic colorectal cancer and to counteract certain side effects of methotrexate therapy;

•	ZEVALIN injection for patients with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN injection for patients with relapsed or refractory peripheral T-cell lymphoma (“PTCL”);

•	MARQIBO injection for patients with relapsed Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ injection for patients with relapsed or refractory PTCL.

We also have ongoing indication expansion studies with several of our marketed products, and a diversified pipeline of product candidates in Phase 2 and Phase 3 clinical studies.

Business Strategy

Our business strategy is comprised of the following three initiatives:

•	Maximize the revenue potential of our five currently-marketed drugs for the treatment of cancer.

Our near-term outlook largely depends on sales and marketing success of our five marketed products. It is this “base business” that provides the requisite working capital to operate our daily operations, and for opportunistic acquisitions.

•	Develop and commercialize drugs for the treatment of cancer within our pipeline.

Our focus is on drugs in the late-stages of development. We strive to timely complete clinical studies in order to obtain regulatory approval in the shortest period possible. Upon obtaining regulatory approval, our sales and marketing function educates physicians on the safety and effectiveness of the drug in treating cancer patients for the approved indication.

•	Expand our pipeline of development-stage and commercial-stage drugs, while also pursuing out-licensing opportunities.

We are constantly seeking strategic opportunities that complement our current product portfolio. We will continue to explore collaborations with third parties for cancer drugs that are in the clinical trial phase of development, as well as the acquisition of the rights to cancer drugs that have significant growth potential. To maximize revenue potential, we also pursue strategic out-license opportunities for our drugs in specific territories.

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

According to the American Cancer Society’s publication Cancer Facts & Figures 2014, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.7 million new cancer cases were expected to be diagnosed in 2014 and over 585,000 persons were expected to die from the disease. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 77% of all cancers are diagnosed in people 55 years of age and older. In the U.S., men have slightly less than a 1 in 2 lifetime risk of developing cancer; for women, the risk is a little more than 1 in 3. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective in the different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.

All cancers involve the malfunction of genes that control cell growth and division. Only a small proportion of cancers are strongly hereditary, in that an inherited genetic alteration confers a very high risk for developing cancer. Inherited factors play a larger role in determining risk for some cancers (e.g., colorectal, breast and prostate) than for others. It is now thought that many familial cancers arise from the interplay between common gene variations and lifestyle/environmental risk factors. However, most cancers do not result from inherited genes but rather from damage to genes occurring during a person’s lifetime. Genetic damage may result from internal factors, such as hormones or the metabolism of nutrients within cells, or external factors, such as tobacco, or excessive exposure to chemicals, sunlight or ionizing radiation.

Cancer cell growth is different from normal cell growth. Instead of being regulated and stopping growth in a controlled manner, cancer cells continue to grow and form new, abnormal cells. Cancer cells can also invade (grow into) other tissues, something that normal cells do not do. Cells become cancer cells because of DNA damage. DNA is in every cell and it directs all of the cell’s actions. In a normal cell, when DNA is damaged, the cell either repairs the damage, or the cell dies. In cancer cells, the damaged DNA is not repaired, and the cell doesn’t die. Instead, it continues to make new cells in an uncontrolled manner that the body doesn’t require. People can inherit abnormal DNA, but most DNA damage is caused by abnormal cellular reproduction, usually triggered by environmental causes. In most cases, the cancer cells form a tumor, though some cancers, like leukemia, involve the blood and blood-forming organs and circulate through other tissues where they grow.

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

Commercialized Products

Our commercialized drug products, and their approved indications, are summarized in the following table:

FUSILEV

FUSILEV (levoleucovorin), a novel folate analog and the pharmacologically active isomer (the levo-isomer) of the racemic compound, calcium leucovorin. Leucovorin is a mixture of equal part of both isomers: the pharmacologically active levo-isomer and the inactive dextro-isomer. Preclinical studies have demonstrated that the inactive dextro-isomer may compete with the active levo-isomer for uptake at the cellular level. By removing the inactive dextro form, the dosage of FUSILEV is one-half that of leucovorin and patients are spared the administration of an inactive substance. FUSILEV is approved as a ready-to-use solution, and as freeze-dried powder.

FUSILEV has the following indications for use:

•	in combination chemotherapy with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer, or mCRC.

•	for rescue after high-dose methotrexate therapy in osteosarcoma.

•	to diminish the toxicity and counteract the effects of impaired methotrexate elimination and of inadvertent overdosage of folic acid antagonists.

FOLOTYN

FOLOTYN (pralatrexate injection), a folate analogue metabolic inhibitor, was discovered by Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute and developed by Allos Therapeutics, Inc. (“Allos”). In September 2009, the FDA granted accelerated approval for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. FOLOTYN was the first chemotherapy approved by the FDA for the treatment of relapsed or refractory PTCL and has been available to patients in the U.S. since October 2009.

According to the Lymphoma Research Foundation, lymphoma is the most common blood cancer. Hodgkin’s lymphoma and non-Hodgkin’s lymphoma (“NHL”) are the two main forms of lymphoma. Lymphoma occurs when lymphocytes, a type of white blood cell, grow abnormally and accumulate in one or more lymph nodes or lymphoid tissues. The body has two main types of lymphocytes that can develop into lymphomas: B-lymphocytes (B-cells) and T-lymphocytes (T-cells). PTCL comprises a group of rare and aggressive NHLs that develop from mature T-cells. PTCL accounts for approximately 10 to 15% of all NHL cases in the U.S.

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

We are exploring additional settings for FOLOTYN where methotrexate (“MTX”), a drug in the same category as FOLOTYN, has been successfully used for decades in the treatment of breast cancer, bladder cancer, and lung cancer. We plan to test FOLOTYN’s benefits in these settings because FOLOTYN is designed to provide greater activity than MTX. In addition to its use alone as a single agent, we are evaluating FOLOTYN as part of different chemotherapy combinations.

ZEVALIN

ZEVALIN (ibritumomab tiuxetan) injection for intravenous use is a prescription medication that is part of a three step treatment regimen consisting of: two treatments of rituximab and one treatment of Yttrium-90 (Y-90) ZEVALIN. The National Cancer Institute (“NCI”) estimated 71,000 new cases of NHL in the U.S. in 2014. Rituximab is used to reduce the number of B-cells in the blood and Y-90 ZEVALIN is then given to treat NHL. It is currently approved in the U.S. and more than 40 countries outside the U.S. including countries in Europe, Latin America and Asia for the treatment of patients with:

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

MARQIBO is also currently being explored for the treatment of the broader ALL indication as well as in NHL in addition to its approved treatment for Philadelphia chromosome-negative ALL. We are evaluating a study in NHL.

BELEODAQ

BELEODAQ (belinostat) is a histone deacytelase, (“HDAC”) inhibitor for the treatment of patients with relapsed or refractory PTCL. This indication was FDA approved in July 2014 under its accelerated approval program, based on tumor response rate and duration of response. Its anticancer effect is thought to be mediated through multiple mechanisms of action, including the inhibition of cell proliferation, induction of apoptosis (programmed cell death), inhibition of angiogenesis, induction of differentiation, and the activity in tumors that had become resistant to anticancer agents such as the platinums, taxanes and topoisomerase II inhibitors.

BELEODAQ is differentiated from other HDAC inhibitors that selectively inhibit a single class of HDAC enzymes because it inhibits all three classes of the zinc-dependent HDAC enzymes (Class I, Class II and Class IV); this leads to different alterations in histone and non-histone protein acetylation that, in turn, could importantly influence chromatin accessibility, gene transcription, and activity in different cancer patients, including those who develop drug resistant disease.

BELEODAQ has many attributes that separate it from other currently marketed HDACs, including efficacy when used alone and in combination, less toxicities (when compared to the reported rates of some adverse events with the other currently-marketed HDACs), including less bone marrow toxicity, and a lack of other severe side effects, such as mucositis, that may enable full dose combinations of this drug with several other cytotoxic agents.

Product Pipeline

Captisol-Enabled® MELPHALAN

Captisol-enabled MELPHALAN (“C-E MELPHALAN”) is a novel intravenous formulation that has the potential to offer numerous advantages for clinicians and patients in the multiple myeloma transplant setting. Multiple myeloma is a cancer of plasma cells, a type of white blood cell present mainly in the bone marrow that produces antibodies. In multiple myeloma, a group of plasma cells (myeloma cells) become cancerous and multiply, raising the number of plasma cells to a higher-than-normal level, which can crowd out normal blood cells and lead to abnormally high proteins in the blood or urine. The NCI estimated 24,000 new cases of multiple myeloma in the U.S. in 2014, with the incidence of new cases increasing by approximately 1.7% per year. The current intravenous Melphalan market is approximately $100 million annually, with predominant use in stem cell transplants. The rate of autologous stem cell transplantation for patients with multiple myeloma is growing by approximately 3.3% annually.

The C-E MELPHALAN formulation avoids the use of propylene glycol (“PG”), which is required as a co-solvent in the current MELPHALAN formulation. PG has been reported to cause adverse renal and cardiac side-effects that limit the ability to deliver higher quantities of intended therapeutic compounds. The use of Captisol technology to reformulate MELPHALAN is anticipated to allow for longer administration durations and slower infusion rates, potentially enabling clinicians to avoid reductions and safely achieve a higher dose intensity for pre-transplant chemotherapy.

Melphalan was granted Orphan Drug status by the FDA for use as a high-dose conditioning regimen prior to hematopoietic progenitor (stem) cell transplantation. If approved, the propylene glycol-free formulation of Melphalan will be the first product approved for this indication.

In December 2014, we filed our new drug application (“NDA”) for C-E MELPHALAN with the FDA. We expect FDA review to take no longer than 10 months.

APAZIQUONE

APAZIQUONE is an anti-cancer agent that becomes activated by reductase enzymes often present in higher amounts in cancer cells than in normal cells. It is currently being investigated for the treatment of Non-Muscle Invasive Bladder Cancer (“NMIBC”), which is a cancer that is only in the innermost layer of the bladder and has not spread to deeper layers of the bladder.

The ACS estimates that the 2014 incidence and prevalence of bladder cancer in the U.S. was approximately 75,000 cases. The global presence of bladder cancer is estimated at 2.7 million cases. According to Botteman et al., (PharmacoEconomics 2003), bladder cancer is the most expensive cancer to treat on a lifetime basis.

The initial treatment of this cancer is to attempt a complete surgical removal of the tumor. However, bladder cancer is a highly recurrent disease with approximately 80% of patients recurring within five years, and a majority of patients recurring within two years. This high recurrence rate is attributed to:

•	the highly implantable nature of cancer cells that are dispersed during surgery;

•	incomplete tumor resection; and

•	tumors present in multiple locations in the bladder which may be missed or too small to visualize at the time of resection.

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

APAZIQUONE is a bio-reductive alkylating indoloquinone that is enzymatically activated by enzymes that are over expressed by bladder tumors that is being tested in NMIBC. Pharmacokinetic studies have verified that APAZIQUONE is rarely detectable in the bloodstream of patients when it is administered either after surgical resection or as a part of a delayed multi-instillation protocol. APAZIQUONE is inactivated in the systemic circulation by the red blood cell fraction. The proposed dose therefore carries a minimal risk of systemic toxicity that could arise from absorption of a drug through the bladder wall into the bloodstream. These features of APAZIQUONE are distinct from other intravesical agents currently in use for the treatment of recurrent bladder cancer. An immediate instillation of APAZIQUONE may help by:

•	reducing tumor recurrence by destroying dispersed cancer cells that would otherwise re-implant onto the inner lining of the bladder;

•	destroying remaining cancer cells at the site of tumor resection (also known as chemo-resection); and

•	destroying tumors not observed during resection (also known as chemo-ablation).

We expect to prepare and submit a NDA with the FDA for APAZIQUONE in the fourth quarter of 2015.

SPI-2012

SPI-2012, our third biologic drug, is being investigated for the treatment of chemotherapy-induced neutropenia. In January 2012, we entered into a co-development and commercialization agreement with Hanmi Pharmaceutical Co., Ltd., for SPI-2012 based on Hanmi’s proprietary LAPSCOVERY™ Technology. Chemotherapy can cause myelosuppression and unacceptably low levels of white blood cells, making patients prone to infections, hospitalizations, and interruption of additional chemotherapy treatments.

Granulocyte colony-stimulating factor, or GCSF, stimulates the production of white blood cells by the bone marrow. A recombinant form of GCSF is used in appropriate cancer patients to accelerate recovery from neutropenia after chemotherapy, allowing higher-intensity treatment regimens to be given at full-dose and on schedule. We believe the worldwide annual market opportunity for GCSF-related drugs is over $6 billion.

In September 2014, we announced our decision to advance SPI-2012 to Phase 3 trials due to positive Phase 2 results in our collaboration program with Hanmi. In late 2014, we met with each of the FDA and the European Medicines Agency (“EMA”) to discuss our Phase 3 design, and now have identified more than 50 sites for its completion. We expect to begin the Phase 3 clinical study in the second half of 2015.

Manufacturing

We currently do not have internal manufacturing capabilities; therefore, all of our products are manufactured on a contract basis. We expect to continue to contract with third-party providers for manufacturing and packaging services, including active pharmaceutical ingredients (“API”) and finished-dosage products. We believe that our current agreements with third-party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand and clinical requirements for our products. However, we are actively seeking multiple supplier sources for all our drug products in order to mitigate the risk of over-reliance on any one supplier. We attempt to prevent supply disruption through supply agreements, appropriate forecasting, and maintaining base stock levels. We believe that we could quickly enter into another supply or manufacturing agreement on substantially similar terms if we were required to do so.

Sales and Marketing

We market and sell our drugs through a direct sales force in the U.S., and through distributors in Europe and Japan. We divide the U.S. market between “corporate accounts” and “oncology accounts.” The primary decision makers for our products are oncologists and hematologists. As of December 31, 2014, our U.S. sales force (management, representatives, and direct support) numbered 100 employees.

Our corporate accounts are divided among five regions and 20 territories, led by our Executive Director of Corporate Accounts Sales. Each region is managed by an Associate Director of Corporate Accounts who oversees five Corporate Account Managers.

Our oncology accounts are divided among five regions and 35 territories, led by our Vice President of Sales. Each region is managed by a Regional Sales Director who oversees six or seven Oncology Account Managers (sales representatives), an Oncology Nurse Specialist (sales support), and a Clinical Logistical Specialist (sales support).

Customers

Our product sales are concentrated to large pharmaceutical distributors (that ship and bill to hospitals and clinics). The customers that represent 10% or more of our total product sales in 2014, 2013, and 2012 are as follows:

	Product Sales
	2014	2013	2012
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	40.4%	35.4%	26.5%
McKesson Corporation and its affiliates	32.9%	19.8%	23.2%
Integrated Commercialization Solutions, Inc. (“ICS”)	*	15.8%	19.4%
Cardinal Health, Inc. and its affiliates	*	*	15.7%

*	Less than 10%

We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables, net, as of December 31, 2014 and 2013 are as follows:

	Accounts Receivable, net
	December 31, 2014	December 31, 2013
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	51.1%	37.7%
McKesson Corporation and its affiliates	31.9%	30.7%
Integrated Commercialization Solutions, Inc. (“ICS”)	11.9%	*
Cardinal Health, Inc. and its affiliates	*	10.3%

*	Less than 10%

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

Successful marketing of branded products depends primarily on the ability to communicate the effectiveness, safety, and value of the products to healthcare professionals in private practice, group practices, hospitals, academic institutions and managed care organizations. Competition for branded drugs is less driven by price and is more focused on innovation in treatment of disease, advanced drug delivery, and specific clinical benefits over competitive drug therapies. Unless our products are shown to be differentiated, i.e., have a better safety profile, efficacy, and cost-effectiveness, as compared to other alternatives, they may not gain acceptance by medical professionals and may therefore never be commercially successful.

Companies that have products on the market or in research and development that target the same indications as our products include, among others, Astra Zeneca PLC, Bayer AG, Endo International plc, Eli Lilly and Co., Novartis AG, Genentech, Inc. (Roche), Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma), Cephalon, Inc. (Teva Pharmaceuticals), Sanofi-Aventis, Inc., Pfizer, Inc., Genta Incorporated, Merck, Celgene Corporation, BiPar Sciences, Inc., Genzyme Corporation, Shire Pharmaceuticals, AbbVie, Poniard Pharmaceuticals, Inc., and Johnson & Johnson.

Each of the aforementioned companies may be more advanced in development of competing drug products. Many of these competitors are large and well-capitalized companies focusing on a wide range of cancers and drug indications, and have substantially greater resources and expertise than we do.

The general competitive landscape for each of our commercialized products is summarized below:

(a)	FUSILEV is the levo-isomeric form of the racemic compound calcium, leucovorin, a product already approved for the same indication as FUSILEV. As there are currently three generic companies approved by the FDA to sell the leucovorin product, we are competing with a low-cost alternative. In addition, as discussed in Section 1A, Risks Related to Our Business, FUSILEV may also face, absent further court invention, competition from a new generic levo-leucovorin product in the near future.

(b)	ZEVALIN has three competitive products for its currently approved indications:

•	Rituxan® (rituximab), marketed by Genentech and Biogen, is indicated for the treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL as a single agent; previously untreated follicular, CD20-positive, B-cell NHL in combination with CVP (cyclophosphamide, vincristine and prednisone combination) chemotherapy; and non-progressing (including stable disease), low-grade, CD20-positive B-cell NHL, as a single agent, after first-line CVP chemotherapy. Rituxan is administered as a part of various chemotherapy regimens and schedules, the vast majority of which, could be used in concert with other therapeutic agents, such as ZEVALIN, as part of a treatment plan.

•	Treanda® (bendamustine hydrochloride) for Injection, for Intravenous Infusion, marketed by Cephalon, is indicated for the treatment of patients with indolent B-cell NHL that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.

•	Bexxar® therapeutic regimen (Tositumomab and Iodine I 131 Tositumomab), a radiopharmaceutical marketed by GlaxoSmithKline, is indicated for the treatment of patients with CD20 antigen-expressing relapsed or refractory, low-grade, follicular, or transformed NHL, including patients with Rituximab-refractory NHL. As of February 20, 2014, the manufacturer of this product has discontinued both the manufacture and sale of Bexxar.

(c)	FOLOTYN, the first agent approved by the FDA for treatment of patients with relapsed or refractory PTCL, has two competitive products for its currently approved indications:

•	Romidepsin, marketed by Celgene, Inc., was granted accelerated approval by the FDA in June 2011 for the treatment of patients with PTCL who have received at least one prior therapy. This was the second indication approved for romidepsin, which was initially approved by the FDA in November 2009 for the treatment of patients with CTCL who have received at least one prior systemic therapy.

•	Brentuximab vedotin, marketed by Seattle Genetics, Inc., was also granted accelerated approval by the FDA in August 2011 for two indications, one of which was for the treatment of patients with systemic anaplastic large cell lymphoma (“ALCL”) after failure of at least one prior multi-agent chemotherapy regimen. ALCL is one of the subtypes of PTCL included in the labels of both FOLOTYN and romidepsin.

We are aware of multiple investigational agents that are currently being studied in clinical trials for PTCL, including alisertib, which, if approved, may compete with FOLOTYN in the U.S. Because of the natural history of PTCL with repeated treatment failures, it is likely that many patients would receive treatment with more than one agent (e.g., BELEODAQ and FOLOTYN). In addition, there are many existing approaches used in the treatment of relapsed or refractory PTCL, including combination chemotherapy and single agent regimens, which represent competition for FOLOTYN.

(d)	MARQIBO is a next generation liposomal form of standard vincristine. In its current indication, MARQIBO is approved for adult patients with relapsed or refractory Ph-ALL who have not responded or relapsed after two prior treatments. Currently, standard vincristine is not approved for the same indication as MARQIBO.

(e)	BELEODAQ is a histone deacetylase inhibitor indicated for the treatment of patients with relapsed or refractory PTCL. This indication is approved under accelerated approval based on tumor response rate and duration of response. An improvement in survival or disease-related symptoms has not been established. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the confirmatory trial.

Research and Development

New drug development is the process whereby drug product candidates are tested for the purpose of filing a new drug application or a Biologic License Application (“BLA”) in the U.S. (or similar filing in other countries). Obtaining marketing approval from the FDA or similar regulatory authorities outside of the U.S. is an inherently uncertain, lengthy and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the products are both safe and effective for their respective indications. Our development focus is primarily based on acquiring and developing late-stage development drugs as compared to new drug discovery, which is particularly uncertain and lengthy.

Our in-development products are summarized below:

Our research and development expenses for drug development are comprised of personnel expenses, contracted services, license fees and milestone payments, clinical trial costs, laboratory supplies, drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2014, 2013, and 2012:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2014		2013	2012
APAZIQUONE	$1,377		$1,078	$6,642
BELEODAQ	20,911	*	6,733	3,742
FUSILEV	442		4,517	1,416
FOLOTYN	4,927		2,992	1,586
ZEVALIN	6,950		8,572	5,040
SPI-2012	4,141		1,403	1,049
LUCANTHONE	—		795	792
MARQIBO	6,623		4,099	—
MELPHALAN	5,966		3,400	—
OZARELIX	—		247	724
ORTATAXEL	—		421	554
RENAZORB	854		346	1,299

Other in-development compounds and drugs	1,113	1,823	4,695

Total — Direct costs	53,304	36,426	27,539
Add: Indirect costs (including stock-based compensation of $1,800, $2,000, and $1,800, respectively)	21,073	13,335	21,404
(Less): Reimbursements from development partners for SPI-2012 and BELEODAQ	(2,758)	(804)	(7,383)
(Less): Incurred FOLOTYN study costs that reduce our Mundipharma drug development liability	(1,957)	(2,287)	—

Total research and development expenses	$69,662	$46,670	$41,560

*	Inclusive of 2014 milestone payment of $17.8 million.

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

In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably utilize the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business.

The protection, preservation and infringement-free commercial utilization of these patents and related intellectual property rights are very important to the successful execution of our strategy. However, the issuance of a patent is neither conclusive as to its validity nor as to the enforceable scope of the claims of the patent. Accordingly, our patents and the patents we have licensed may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not allowed or, even if allowed and issued as patents, if such patents or the patents we have in-licensed are circumvented or not upheld by the courts, our ability to competitively utilize our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially sell these products may be diminished.

From time-to-time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.

We believe that our patents and licenses are critical to operating our business, as summarized below by commercialized and in-development drug products.

FUSILEV: Fusilev has orphan drug exclusivity for two indications including the treatment of (i) osteosarcoma, which expired on March 7, 2015 and (ii) metastatic colorectal cancer which expires on April 29, 2018. FUSILEV also has a U.S. composition of matter patent that expires in March 2022; on February 20, 2015, however, the U.S. District Court for the District of Nevada found the asserted claims of the patent covering FUSILEV to be invalid. On February 27, 2015 the Company filed its Notice of Appeal of that decision.

ZEVALIN: We have sublicensed U.S. patents that cover the processes and tools for making monoclonal anti-bodies or MABs, in general, licensed U.S. patents that cover the CD-20 MAB in ZEVALIN as well as the use of ZEVALIN to treat NHL, and acquired patents covering the ZEVALIN compounding process (i.e., process of linking the CD-20 MAB to a radioactive isotope to make the patient-ready dosage form of ZEVALIN). These patents expire over a wide range of dates, but the licensed patents covering the CD-20 MAB itself do not begin to expire until 2015. Additionally, we have U.S. patents covering the compounding process expiring in 2019, and we are considering filing new patent applications.

FOLOTYN: We have a composition of matter patent due to expire in 2022 following a five-year patent term extension in U.S. The composition of matter patent is due to expire in Europe in 2017 but is eligible for a similar patent term extension following regulatory approval in Europe. We also have patents covering the use of FOLOTYN for PTCL that will not expire until 2025. Additionally, we have issued patents and pending patent applications in U.S. and many other countries claiming different uses of FOLOTYN, and we are considering filing new patent applications.

MARQIBO: We have U.S. and European patents covering the use of MARQIBO for leukemia, lymphoma and melanoma, and a U.S. patent covering the MARQIBO kit, all expiring in 2020. We have filed an application for patent term extension to December 2024 for one of the patents covering the use of MARQIBO for relapsed leukemia and lymphoma in the U.S. However, it is not certain if the patent term extension will be granted by the U.S. Patent and Trademark Office (“USPTO”). We have filed a PCT application claiming a method of encapsulating vincristine sulphate into liposomes. We are presently in process of developing a “single vial” formulation of MARQIBO, and if we are successful, we believe our U.S. patent coverage could be extended to 2036.

BELEODAQ: The composition of matter patents that cover BELEODAQ and related compounds do not begin to expire until 2027. Currently, there are multiple U.S. and foreign patent applications pending that cover BELEODAQ formulations, uses and manufacturing and synthesis processes. We plan to file additional U.S. and foreign patent applications covering new formulations, uses, and manufacturing and synthesis processes.

APAZIQUONE: The U.S. formulation patent does not expire until 2022, and method of treatment of bladder cancer using a stabilized formulation that does not expire until 2024. Formulation patents outside U.S. are due to expire in 2022. We have filed and plan to file additional U.S. and foreign patent applications covering new formulations and/or uses for this product.

OZARELIX: Our composition of matter patent in the U.S. and ex-U.S. expires in 2020, and our formulation patent expires in 2023. We also have method of use patent applications on file.

ORTAXTEL: Two U.S. composition patents expired in 2013. Corresponding European patents expired in 2014, while multiple manufacturing and synthesis patents in U.S. and Europe do not begin to expire until 2021. We anticipate filing new method of use and formulation patent applications.

LUCANTHONE: Our U.S. method of use patent expires in 2019.

RENAZORB: We have one method of use patent that is expiring in 2024, and pending U.S. and foreign patent applications covering compositions of matter, manufacturing process, and methods directed to treating hyperphosphatemia.

SPI-1620: We have filed method of use patent applications in the U.S. and Europe. We also have multiple U.S. method of use patents that expire in 2024, and we have ongoing filings for their European patent counterparts. We also filed patent applications in the U.S. and Europe for another method of use, and anticipate filing future patent applications pending the continued development of new methods of use and new formulations.

SPI-2012: Composition of matter patents covering SPI-2012 are due to expire in 2025 in the U.S. and in 2024 outside the U.S. SPI-2012 is also covered by additional patents claiming various aspects of the technology that are due to expire between 2024 and 2030 and have filed patent applications for its formulation.

C-E MELPHALAN: This drug is covered by issued patents claiming improved Captisol ® technology that are due to expire between 2025 and 2029 in the U.S. Outside the U.S., we have issued patents that cover improved Captisol technology that are due to expire in 2025 and pending applications with anticipated expiry in 2029, if issued. We also have filed patent application covering Captisol-based formulation of Melphalan in the U.S. and a number of other countries.

***

We are constantly evaluating our patent portfolio and are currently assessing and filing patent applications for our drug products and are considering new patent applications in order to maximize the life cycle of each of our products.

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

In conducting our business generally, we rely upon trade secrets, know-how, and licensing arrangements and use customary practices for the protection of our confidential and proprietary information such as confidentiality agreements and trade secret protection measures. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets or know-how will otherwise become known or independently developed by competitors. The protection of know-how is particularly important because it is often necessary or useful information that allows us to practice the claims in the patents related to our proprietary drug products.

In addition to the specific intellectual property subjects discussed above, we have trademark protection in the U.S. for Spectrum Pharmaceuticals, Inc.®, FUSILEV®, MARQIBO®, BELEODAQ®, EOquin®, Spectrum Therapy Access Resources, STAR, ZEVALIN®, FOLOTYN flower design associated with FOLOTYN and RenaZorb®. We also have the FOLOTYN trademark and the associated flower design registered in Europe and other countries. Additionally, for some other of these and other works related to our business, we have pending U.S. and ex-U.S. trademark applications.

The Patent Process

The U.S. Constitution provides Congress with the authority to provide inventors the exclusive right to their discoveries. Congress codified this right in U.S. Code Title 35, which gave USPTO the right to grant patents to inventors and defined the process for securing a U.S. patent. This process involves the filing of a patent application that instructs a person having ordinary skill in the respective art how to make and use the invention in clear and concise terms. The invention must be novel (i.e., not previously known) and non-obvious (i.e., not an obvious extension of what is already known). The patent application concludes with a series of claims that specifically describe the subject matter that the patent applicant considers his invention.

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

Under certain circumstances, a patent term may be extended. Patent extensions are most frequently granted in the pharmaceutical and medical device industries under the Drug Price Competition and Pricing Term Restoration Act of 1984, or the Hatch-Waxman Act, to recover some of the time lost during the FDA regulatory process, subject to a number of limitations and exceptions. The patent term may be extended up to a maximum of five years; however, as a general rule, the average extension period granted for a new drug is approximately three years. Only one patent can be extended per FDA approved product, and a patent can only be extended once.

Product Exclusivity

Under the Hatch-Waxman Act, drug products are provided exclusivity whereby the FDA will not accept applications to market a generic form of an innovator reference listed drug product until the end of the prescribed period. A product is granted a five-year period of exclusivity if it contains a chemical entity never previously approved by the FDA either alone or in combination, although generic applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement as further discussed below. A three-year period of exclusivity is granted to a previously approved product based on certain changes (e.g., in strength, dosage form, route of administration or conditions of use), where the application is supported by new clinical investigations that are essential to approval. In addition, in 1997, Congress amended the law to provide an additional six months of exclusivity as a reward for studying drugs in children. This pediatric exclusivity, which can be obtained during the approval process or after approval, effectively delays the approval of a generic application until six months after the expiration of any patent or other exclusivity that would otherwise delay approval, thus providing an additional six months free of generic competition. In order to qualify for pediatric exclusivity, the FDA must make a written request for pediatric studies, the application holder must agree to the request and complete the studies with required timeframe, and the studies must be accepted by the FDA based on a determination that the studies fairly respond to the request. The provisions were enacted with a five-year sunset date, and have been reauthorized in 2002, 2007 and 2012.

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

The Hatch-Waxman Act also provided an incentive for generic manufacturers to file paragraph IV certifications challenging patents that may be invalid, unenforceable, or not infringed, whereby the first company to successfully challenge a listed patent and receive ANDA approval is protected from competition from subsequent generic versions of the same drug product for 180 days after the earlier of (1) the date of the first commercial marketing of the first-filed ANDA applicant’s generic drug or (2) the date of a decision of a court in an action holding the relevant patent invalid, unenforceable, or not infringed. These 180-day exclusivity provisions have been the subject of litigation and administrative review, and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, amended the provisions in several ways, including by providing that an ANDA applicant entitled to 180-day exclusivity may lose such exclusivity if any of the following events occur: (1) failure to market; (2) withdrawal of the ANDA; (3) change in patent certification; (4) failure to obtain tentative approval; (5) illegal settlement agreement; and (6) patent expiration.

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

Under European Union medicines laws, the criteria for designating an “orphan medicinal product” are similar in principle to those in the U.S. Criteria for orphan designation are set out in Article 3 of Regulation (EC) 141/2000 on the basis of two alternative conditions. A medicinal product may be designated as orphan if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union, or EU, when the application is made. This is commonly known as the “disease prevalence criterion” Alternatively, a product may be so designated if it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and if without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment. This is commonly known as the “insufficient return criterion.”

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

In order for the second applicant to break the market exclusivity granted to the first authorized similar medicinal product in respect of the same therapeutic indication, the second applicant would principally rely upon data to demonstrate that its product is safer, more efficacious or clinically superior to the first product pursuant to Article 8.3I of Regulation 141/2000. Ordinarily, such an assessment will require a head-to-head comparative clinical trial for the purpose of demonstrating clinical superiority.

The 10-year market exclusivity may be reduced to six years if at the end of the fifth year it is established that the product no longer meets the criteria for orphan designation on the basis of available evidence. To date, each of our five drugs continues to meet the orphan drug designation requirements.

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

Phase 3 Clinical Trials: This phase usually involves a larger number of patients with the targeted disease. Investigators (typically physicians) monitor the patients to determine the drug candidate’s efficacy and to observe and report any adverse reactions that may result from long-term use of the drug on a large, more widespread, patient population. During the Phase 3 clinical trials, typically the drug candidate is compared to either a placebo or a standard treatment for the target disease.

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

Post-Approval Studies Requirements under FDAAA: The Food and Drug Administration Amendments Act of 2007, or FDAAA, significantly added to the FDA’s authority to require post-approval studies. Under the FDAAA, if the FDA becomes aware of new safety information after approval of a product, they may require us to conduct further clinical trials to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in administrative action being taken by FDA, including substantial civil fines.

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

The Patient Centered Outcomes Research Institute, a private, non-profit corporation created as a result of the PPACA, is tasked with assisting patients, clinicians, purchasers, and policy-makers in making informed health decisions. One of the Institute’s initiatives will be to conduct comparative clinical effectiveness research, which is defined as “research evaluating and comparing health outcomes and the clinical effectiveness, risks, and benefits of two or more medical treatments, services, and items.” It is important to note that the Institute would not be permitted to mandate coverage, reimbursement, or other policies for any public or private payer, however the outcome of the Institute’s initiatives could influence prescriber behavior.

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

Employees

As of December 31, 2014, we had 241 employees (as compared to 226 employees as of December 31, 2013), 13 of whom hold an M.D. degree, and 15 of whom hold a Ph.D. degree. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not part of any collective bargaining agreements. We believe that we have good relations with our employees.

General Information

We are a Delaware corporation. We originally incorporated in Colorado in December 1987 as Americus Funding Corporation. We changed our corporate name in August 1996 to NeoTherapeutics, Inc., and reincorporated in Delaware in June 1997. We changed our corporate name in December 2002 to Spectrum Pharmaceuticals, Inc.

Our principal executive office is located at 11500 South Eastern Avenue, Suite 240, Henderson, Nevada 89052. Our telephone number is (702) 835-6300. Our website is located at www.sppirx.com. The information that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part hereof.

We make our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and related amendments to these reports, as applicable) available on our website free of charge as soon as practicable after filing or furnishing with the SEC.

All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-732-0330.

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

Risks Related to Our Business

Our efforts to prevent a generic levo-leucovorin product launch and to appeal an adverse patent case decision, may not succeed, FUSILEV may face direct generic competition, may not be competitive or more cost-effective than competing drugs, which could adversely affect the sustainability of our FUSILEV revenues.

FUSILEV is a novel folate analog formulation and the pharmacologically active isomer (the levo-isomer) of the racemic compound calcium leucovorin, a product already approved for the same indications for which FUSILEV is approved. Leucovorin has been sold as a generic product on the market for a number of years. There are generic companies currently selling leucovorin and therefore, FUSILEV competes today against a low-cost alternative. Also, FUSILEV is offered as part of a treatment regimen, and that regimen may change to exclude FUSILEV. Accordingly, FUSILEV may not continue to be accepted by the medical field or remain commercially successful.

FUSILEV may face competition directly from a new generic levo-leucovorin product in the near term and already faces competition from generic leucovorin. For example, absent further court intervention, Sandoz Inc. (“Sandoz”) may launch a generic version of levo-leucovorin that would directly compete with FUSILEV. This could significantly and adversely impact FUSILEV including (i) sales, demand and market share, (ii) the price we are able to charge, (iii) the inventory levels that wholesalers maintain, and (iv) return rates.

Though the FDA granted orphan drug exclusivity protection to FUSILEV for use in combination chemotherapy with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer through April 29, 2018, and though most of FUSILEV’s use is in colorectal cancer, this regulatory exclusivity may not afford FUSILEV sufficient protection due to the potential for off-label use of generic levo-leucovorin products. Due to competitive pressures, and especially the risk of the launch by Sandoz of a generic levo-lecuovorin product, FUSILEV revenues may decrease significantly. Even uncertainty from a threatened launch of a generic levo-leucovorin product may negatively impact FUSILEV sales performance.

Our percentage of revenue and customer concentration for FUSILEV is significant. The loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our results of operations.

There is no assurance that FUSILEV sales will be sustainable at their current levels. Our customer concentration of FUSILEV is high. A summary of our customers that represent 10% or more of our gross FUSILEV sales in 2014, 2013, and 2012 is as follows:

	Product Sales
	2014	2013	2012
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	36.2%	32.0%	25.8%
McKesson Corporation and its affiliates	25.7%	19.8%	23.2%
Integrated Commercialization Solutions, Inc. (“ICS”)	*	*	16.1%
Cardinal Health, Inc. and its affiliates	*	*	15.7%

*	Less than 10%

For the years ended December 31, 2014, 2013, and 2012, three companies affiliated with AmerisourceBergen Corporation accounted for substantially all of our FOLOTYN sales. We expect significant customer concentration to continue for the foreseeable future. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations, as it would likely take time for those sales to transition to another customer.

Wholesaler actions could increase competitive and pricing pressures on pharmaceutical manufacturers, including us.

We sell certain of our products primarily through wholesalers, who in turn sell to end-users. These wholesalers comprise a significant part of the distribution network for pharmaceutical products in the U.S. A small number of large wholesalers control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through their fee-for-service arrangements.

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

We are highly dependent upon our ability to attract and retain qualified scientific, technical sales and marketing and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary, particularly as business prospects change, for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have an employment agreement with our Chief Executive Officer, we do not have employment agreements with any of our other key scientific, technical and managerial employees.

If the distributors that we rely upon to sell our products fail to perform, our business may be adversely affected.

        Our success depends on the continued customer support efforts of our network of distributors. In the U.S., we sell our products to a small number of distributors who in turn sell-through to patient health care providers. These distributors also provide multiple logistics services relating to the distribution of our products, including transportation, warehousing, cross-docking, inventory management, packaging and freight-forwarding. We do not promote products to these distributors and they do not set or determine demand for products. The use of distributors involves certain risks, including, but not limited to, risks that these distributors will:

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

Because we have obtained accelerated approval to market FOLOTYN, BELEODAQ and MARQIBO, we are subject to ongoing regulatory obligations and review, including completion of the post-approval requirements.

FOLOTYN and BELEODAQ were approved for the treatment of patients with relapsed or refractory PTCL, and MARQIBO was approved for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies, under the FDA’s accelerated approval regulations. These provisions allow the FDA to approve products for cancer or other serious or life threatening diseases based on initial positive data from clinical trials. Under these provisions, we are subject to certain post-approval requirements. Specifically we are required to conduct Phase 1 dose escalating studies and a Phase 3 randomized study for FOLOTYN and BELEODAQ in patients with PTCL. The FDA also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment as well as additional post-marketing studies with BELEODAQ. For MARQIBO, we are required to conduct a randomized Phase 3 study in patients over 60 years of age with newly diagnosed ALL. Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN, BELEODAQ, and/or MARQIBO from the market.

The FDA may also initiate proceedings to withdraw approval or request that we voluntarily withdraw these drugs from the market if our Phase 3 studies fail to confirm clinical benefit. Further, the FDA may require us to amend these drugs package insert, including by strengthening the warnings and precautions section or institute a risk evaluation and mitigation strategy based on the results of these studies or clinical experience. We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of these drugs. In addition, we or our third-party manufacturers are required to adhere to the FDA’s current Good Manufacturing Practices, or cGMP. The cGMP regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to these drugs.

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

We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. Generally, we are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date, and up to six months thereafter. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. Also, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers.

A chargeback is the difference between the price the wholesale customer (in our case, the GPOs) pays (wholesale acquisition cost) and the price that the GPO’s end-customer pays for a product (contracted customer). For instance, our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted to such entities and results in a chargeback claim to us. To the extent that our sales to discount purchasers, such as federal government qualified entities, increases, our chargebacks will also increase. There may be significant lag time between our original sale to the wholesaler and our receipt of the corresponding government chargeback claims from our wholesalers.

Our products are subject to state government-managed Medicaid programs, whereby rebates for purchases are issued to participating state governments. These rebates arise when the patient treated with our products is covered under Medicaid. Our calculations related to these Medicaid rebate accruals require us to estimate end-user and patient mix to determine which of our sales will likely be subject to these rebates. There is a significant time lag in us receiving these rebate notices (generally several months after our sale is made). Our estimates are based on our historical claims from participating state governments, as supplemented by management’s judgment.

Although we believe that we have sufficient allowances, actual results may differ significantly from our estimated allowances for discounts, returns, rebates and chargebacks. Changes in estimates and assumptions based upon actual results may have a material impact on our financial condition, results of operations and cash flows. Such changes to estimates will be made to the financial statements in the year in which the estimate is changed. In addition, our financial position, results of operations and cash flows may be materially and negatively impacted if actual future payments for allowances, discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products.

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

As of December 31, 2014, we owed $120 million of principal, from our December 2013 issuance of convertible notes, which mature in December 2018. Any such indebtedness will require the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including our convertible notes, depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control, and our ability to raise equity capital.

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

We currently maintain offices outside of the U.S. and have sales personnel or independent consultants in several countries. Additionally, we conduct clinical trials and manufacture our drug products internationally. We have limited experience operating in foreign jurisdictions and are rapidly building our international operations. Managing a global organization is difficult, time consuming and expensive. Our inexperience in operating our business outside of the U.S. increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the U.S., many of which are beyond our control. These risks include, among other things:

•	challenges caused by distance, language and cultural differences;

•	maintaining compliance with foreign legal requirements, including employment law;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	tariffs, customs, duties and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;

•	changing economic conditions in countries where our products are manufactured;

•	exchange rate risks;

•	product liability, intellectual property and other claims;

•	reduced or varied protection for intellectual property rights in some countries;

•	political and social instability;

•	export license requirements; and

•	difficulties in managing and staffing foreign operations.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce the desired levels of revenue or profitability, which could have an adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate our acquisitions and any additional businesses we may acquire.

We regularly evaluate and, as appropriate, may make selective acquisitions of businesses and intellectual property that we believe complement or augment our existing business. Issues that could delay or prevent integration of the acquired business and/or intellectual property into our own include:

•	conforming standards, procedures and policies, business cultures and compensation structures;

•	conforming information technology and accounting systems;

•	consolidating corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining key employees;

•	identifying and eliminating redundant and underperforming operations and assets;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically dispersed organizations;

•	managing tax costs or inefficiencies associated with integrating operations; and

•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

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

We may have conflicts with our third-party development partners that could delay or prevent the development or commercialization of our drug products.

We may have conflicts with our third-party development partners, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our third-party development partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our drug product, and in turn prevent us from generating revenues from such drug product:

•	unwillingness on the part of a third-party development partner to pay us milestone payments or royalties that we believe are due to us under a collaboration;

•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

•	unwillingness to cooperate in the manufacture of the product, including providing us with product data or materials;

•	unwillingness to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

•	initiation of litigation or alternative dispute resolution options by either party to resolve the dispute;

•	attempts by either party to terminate the collaboration;

•	our ability to maintain or defend our intellectual property rights may be compromised by our partner’s acts or omissions;

•	a third-party development partner may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

•	a third-party development partner may change the focus of its development and commercialization efforts due to internal reorganizations, mergers, consolidations and otherwise;

•	unwillingness to fully fund or commit sufficient resources to the testing, marketing, distribution or development of our products;

•	unwillingness or ability to fulfill their obligations to us due to the pursuit of alternative products, conflicts of interest that arise or changes in business strategy or other business issues; and/or

•	we may not be able to guarantee supplies of development or marketed products.

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

Companies that have products on the market or in research and development that target the same indications as our products target include, among others, Astra Zeneca PLC, Bayer AG, Endo International plc, Eli Lilly and Co., Novartis AG, Genentech, Inc. (Roche), Bristol-Myers Squibb Company, GlaxoSmithKline, Biogen-IDEC

Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma), Cephalon, Inc. (Teva Pharmaceuticals), Sanofi-Aventis, Inc., Pfizer, Inc., Genta Incorporated, Merck, Celgene Corporation, BiPar Sciences, Inc., Genzyme Corporation, Shire Pharmaceuticals, AbbVie, Poniard Pharmaceuticals, Inc., and Johnson & Johnson, who may be more advanced in the development of competing drug products or are more established.

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

For example, on January 20, 2012, March 2, 2012, June 18, 2014, and January 23, 2015, respectively, we filed suit against Sandoz Inc., Innopharma Inc, Ben Venue Laboratories, Inc., and Amneal Pharmaceuticals, Inc. respectively following Paragraph IV certifications in connection with their filing separate Abbreviated New Drug Applications, or ANDAs, to manufacture a generic version of FUSILEV. A trial took place in the Sandoz case from January 12, 2015 through January 20, 2015 in the U.S. District Court for the District of Nevada and on February 20, 2015 the district court found the asserted claims of the patent covering FUSILEV invalid. On February 27, 2015 the Company filed its Notice of Appeal.

The ultimate outcome of these cases is uncertain and courts may not stop generic companies from launching a generic version of FUSILEV. A generic version would compete with FUSILEV, which could result in an immediate and substantial decrease in our revenues. In addition, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

Failure to comply with a REMS could result in significant civil monetary penalties or other administrative actions by the FDA. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.

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

As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payors for our products, certain federal and state healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to our business. We are subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.

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

We may be held liable if any product we or our partners develop causes injury or is found otherwise unsuitable during product testing, manufacturing, clinical trials, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. Although we currently carry product liability insurance in the amount of at least $15 million in the aggregate, it is possible that this coverage will be insufficient to protect us from future claims. Additionally, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Failure to maintain sufficient insurance coverage could have a material adverse effect on our business, prospects and results of operations if claims are made that exceed our coverage.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other worldwide anti-bribery laws.

We are subject to the FCPA which prohibits companies and their intermediaries from making payments to non-U.S. government officials for purposes of obtaining or retaining business or securing any other improper advantage. We have policies and procedures in place to ensure that we comply with the FCPA and similar laws; however, there is no assurance that such policies and procedures will protect us against liability under the FCPA or related laws for actions taken by our employees and intermediaries with respect to our business. Failure to comply with the FCPA and related laws could disrupt our business and lead to criminal and civil penalties including fines, suspension of our ability to do business with the federal government and denial of government reimbursement of our products, which could result in a material adverse impact on our business, financial condition, results of operations and cash flows. We could also be adversely affected by any allegation that we violated such laws.

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

As of December 31, 2014, there were approximately 66 million shares of our common stock outstanding. Security holders held outstanding options, restricted stock units, warrants, preferred stock and convertible notes which, if vested, exercised or converted, would obligate us to issue up to approximately 24.9 million additional shares of common stock. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we have reserved an aggregate of 13.9 million shares of our common stock for future issuance under our equity compensation plans. We may also sell additional shares of common stock or securities convertible or exercisable into common stock in public or private offerings, which would be available for resale in the market. Certain issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our existing stockholders. These issuances or other dilutive issuances would also cause our net income, if any, per share to decrease in future periods. The market price of our common stock could fall as a result of sales of any of these shares of common stock due to the increased number of shares available for sale in the market.

The convertible note hedge and warrant transactions that we entered into in December 2013 may affect the value of our common stock.

In connection with the pricing of our convertible notes in December 2013, we entered into convertible note hedge transactions and separate warrant transactions with RBC Capital Markets, LLC (“RBC”). The convertible note hedge transactions are expected generally to reduce the potential dilution upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the warrants. RBC and/or its affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the convertible notes (and is likely to do so during any observation period related to a conversion of notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

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

Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. Since January 2, 2014 through February 27, 2015, the closing price of our common stock ranged between $6.19 and $10.24, and the daily trading volume was as high as 8.2 million shares and as low as 0.3 million shares.

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

Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness related to ineffective design and operation of controls over our process of estimating the required period-end accruals for operating expenses, which resulted in net overstated operating expenses and accrued liabilities in multiple reporting periods in, and prior to, 2013. Although we have remediated this material weakness as of December 31, 2014, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

Such material weaknesses have adversely affected us in the past and could affect us in the future, and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain new and more precise monitoring controls and improved detection and communication of financial misstatements across all levels of the organization could result in additional material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence, and could cause the trading price of our common stock to decline. For further information regarding our controls and procedures, see Item 9A, Controls and Procedures to this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2019. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019. In addition, we lease our research and development and administrative facility in Irvine, California, and lease administrative space in Westlake Village, California; Westminster, Colorado; Tokyo, Japan; and Mumbai, India. We believe that these leased facilities are adequate to meet our current and planned business needs.

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

FUSILEV ANDA Litigation

On January 20, 2012, March 2, 2012, and June 18, 2014, and January 23, 2015 respectively, we filed suit against Sandoz Inc., Innopharma Inc., Ben Venue Laboratories, Inc., and Amneal Pharmaceuticals, Inc. respectively following Paragraph IV certifications in connection with their filing separate Abbreviated New Drug Applications (“ANDAs”), to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our fees and costs incurred in such matters. On December 9, 2013, three Mylan entities collaborating with Innopharma were joined to the Innopharma case. On November 24, 2014 the complaint in the Ben Venue case was amended to substitute the original defendant Ben Venue Laboratories, Inc. with successors West-Ward Pharmaceutical Corp. and Eurohealth International SARL. A trial date took place in the Sandoz case from January 12, 2015 through January 20, 2015 in the U.S. District Court for the District of Nevada and on February 20, 2015 the district court found the asserted claims of the patent covering FUSILEV invalid. On February 27, 2015 the Company filed its Notice of Appeal. On March 6, 2015 the Court of Appeals for the Federal Circuit temporarily enjoined Sandoz from launching its proposed levo-leucovorin products pending the court’s decision on Spectrum’s motion for an injunction pending appeal. The ultimate outcome of these proceedings is uncertain.

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

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013 in the United States District Court, District of Nevada; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary based on conduct relating to the events alleged in the consolidated Perry action. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed pending resolution of the federal securities class action.

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

SEC Subpoena

On April 1, 2013, we received a subpoena from the SEC for documents pursuant to a formal order of investigation. The subpoena followed our March 12, 2013 announcement that we anticipated a change in customer ordering patterns of FUSILEV. As of December 31, 2014, there are no further updates to this investigation. We continue to cooperate with the SEC investigation, though we cannot predict its outcome, or the timing of resolution.

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

The 340B price is a discounted price for covered outpatient drugs that manufacturers participating in Medicaid (which includes us) agree to make available to certain providers that participate in the 340B drug discount program (“Covered Entities”). We continue to investigate this matter in order to properly respond to HRSA. Nonetheless, we believe that our pricing to Covered Entities has complied with all applicable legal requirements. Since we only make provisions for liabilities when it is both probable that a liability has been incurred, and the amount can be reasonably estimated, we have not recorded a liability for this pending matter as of December 31, 2014.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “SPPI.” The high and low closing sale prices of our common stock reported by NASDAQ during each quarter ended in 2014 and 2013 were as follows:

	High	Low
Year Ended December 31, 2014:
First Quarter	$10.24	$7.72
Second Quarter	$8.68	$6.65
Third Quarter	$8.90	$6.89
Fourth Quarter	$8.24	$6.75
Year Ended December 31, 2013:
First Quarter	$13.01	$7.01
Second Quarter	$8.55	$7.00
Third Quarter	$8.89	$7.29
Fourth Quarter	$9.82	$8.11

On February 27, 2015, the closing price of our common stock on the NASDAQ Global Select Market was $6.23 per share, and there were 396 holders of record of our common stock.

During the year ended December 31, 2014, we repurchased an aggregate of 249,102 shares of common stock surrendered by employees to satisfy their tax withholding obligations at prices ranging from $7.10 to $8.42 per share. Such shares have been cancelled by the transfer agent and returned to Spectrum’s authorized and unissued pool.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2009, the last trading day before our 2009 fiscal year, through the end of fiscal 2014 with the cumulative total return on $100 invested for the same period in the Russell 2000 index and a Peer Group.

The New Peer Group (which we believe more closely reflects our operations and business characteristics than the Old Peer Group) consists of the following publicly-traded companies:

•	Acorda Therapeutics, Inc.

•	Alkermes plc

•	Amarin Corporation plc

•	Auxilium Pharmaceuticals, Inc.

•	BioMarin Pharmaceutical Inc.

•	Dendreon Corporation

•	Halozyme Therapeutics, Inc.

•	Incyte Corporation

•	Isis Pharmaceuticals, Inc.

•	Jazz Pharmaceuticals plc

•	The Medicines Company

•	Momenta Pharmaceuticals, Inc.

•	NPS Pharmaceuticals, Inc.

•	Salix Pharmaceuticals, Ltd

•	SciClone Pharmaceuticals, Inc.

•	Theravance Biopharma, Inc.

•	Vertex Pharmaceuticals Incorporated

The Old Peer Group consists of the following publicly-traded companies:

•	Alkermes plc

•	Amarin Corporation plc

•	BioMarin Pharmaceutical Inc.

•	Celgene Corporation

•	Dendreon Corporation

•	Jazz Pharmaceuticals plc

•	Regeneron Pharmaceuticals, Inc.

•	Vertex Pharmaceuticals Incorporated

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Spectrum Pharmaceuticals, Inc.	$100	$155	$330	$255	$202	$158
Russell 2000	$100	$127	$122	$141	$196	$206
New Peer Group	$100	$119	$108	$124	$233	$317
Old Peer Group	$100	$110	$117	$161	$303	$419

(1)	The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividend Policy

We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. However, the payment of dividends, if any will be at the discretion of the Board of Directors and subject to compliance with any applicable restrictions contained in our various agreements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2014, 2013, and 2012 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements and Notes thereto in Item 8. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Year ended December 31,
Selected Statement of Operations Data:	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Total revenues	$186,830	$155,854	$267,707	$192,963	$74,113

Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	27,037	28,580	46,633	33,838	17,439
Selling, general and administrative	97,412	99,315	89,922	72,197	47,411
Research and development	69,662	46,670	41,560	26,662	56,660
Amortization and impairment of intangible assets	24,288	20,074	8,818	3,720	3,720

(Loss) Income from operations	(31,569)	(38,785)	80,774	56,546	(51,117)
Change in fair value of common stock warrant liability	—	—	—	(3,488)	2,731
Change in fair value of contingent consideration related to acquisition	987	2,871	—	—	—
Other (expense) income, net	(12,951)	(722)	(844)	577	1,279
(Loss) income before provision for income taxes	(43,533)	(36,636)	79,930	53,635	(47,107)
(Provision) benefit for income taxes	(2,186)	(25,498)	14,271	(3,704)	43

Net (loss) income	$(45,719)	$(62,134)	$94,201	$49,931	$(47,064)

Net (loss) income per share—basic	$(0.71)	$(1.02)	$1.61	$0.94	$(0.95)

Net (loss) income per share—diluted	$(0.71)	$(1.02)	$1.46	$0.86	$(0.95)

Cash dividend declared per common share	$—	$—	$0.15	$—	$—

	As of December 31,
Selected Balance Sheet Data:	2014	2013	2012	2011	2010
	(In thousands)
Working capital (current assets minus total current liabilities)	$113,030	$145,206	$141,630	$151,443	$61,308
Total assets	$490,033	$499,155	$504,955	$280,780	$163,631
Long term obligations, less current portion	$126,040	$127,565	$93,031	$14,336	$25,833
Total stockholders’ equity	$254,554	$281,606	$288,681	$192,086	$77,241

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Our Business

We are a biotechnology company with fully integrated commercial and drug development operations, with a primary focus on oncology and hematology. Our strategy is comprised of the (i) commercialization of cancer therapeutics through our U.S. direct sales force and international distributors, (ii) completion of studies for new indications of our marketed products, and (iii) acquisition, development and marketing of a broad and diverse pipeline of late-stage clinical and commercial drug compounds.

We currently market five drugs for the treatment of cancer:

•	FUSILEV injection for patients with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN injection for patients with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN injection for patients with relapsed or refractory PTCL;

•	MARQIBO injection for patients with Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ injection for patients with relapsed or refractory PTCL.

We also have ongoing indication expansion studies with several of our marketed products, and a diversified pipeline of product candidates in Phase 2 and Phase 3 clinical studies.

Our business strategy is comprised of the following three initiatives:

•	Maximize the revenue potential of our five currently-marketed drugs for the treatment of cancer.

Our near-term outlook largely depends on sales and marketing success of our five marketed products. It is this “base business” that provides the requisite working capital to operate our daily operations, and for opportunistic acquisitions.

•	Develop and commercialize drugs for the treatment of cancer within our pipeline.

Our focus is on drugs in the late-stages of development. We strive to timely complete clinical studies in order to obtain regulatory approval in the shortest period possible. Upon obtaining regulatory approval, our sales and marketing function educates physicians on the safety and effectiveness of the drug in treating cancer patients for the approved indication.

•	Expand our pipeline of development-stage and commercial-stage drugs, while also pursuing out-licensing opportunities.

We are constantly seeking strategic opportunities that complement our current product portfolio. We will continue to explore collaborations with third parties for cancer drugs that are in the clinical trial phase of development, as well as the acquisition of the rights to cancer drugs that have significant growth potential. To maximize revenue potential, we also pursue strategic out-license opportunities for our drugs in specific territories.

See Item 1, “Business,” for our discussion of:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development

2014 Overview and Recent Business Accomplishments

We accomplished various critical business objectives during 2014, which included:

Business Development:

•	In September 2014, we executed three product out-license agreements with a perpetual term with CASI Pharmaceuticals, Inc. (NASDAQ: CASI). Under these out-licenses, we granted CASI the exclusive rights to distribute in the greater China territory, two of our commercialized drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, C-E MELPHALAN. In return, we received equity representing 19.9% of CASI’s then outstanding common stock and a secured promissory note, with an aggregate combined transaction value of $10 million.

•	In December 2014, we executed a ZEVALIN out-license agreement with Dr. Reddy’s Laboratories, Ltd. The signing triggered a $0.5 million licensing fee to us. We will also receive payments (aggregating up to $3.0 million) upon the achievement of certain regulatory and sales milestone in India, in additional to royalties for any sales in their territory.

•	In February 2015 we executed an in-license agreement with Hanmi Pharmaceutical Co., Ltd for Poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, for an upfront payment and future regulatory and sales-dependent milestone payments. Poziotinib has shown single agent activity in the treatment of various cancer types, including breast, gastric, colorectal and lung cancers. Under the terms of this agreement, we received the exclusive rights to commercialize this drug, excluding Korea and China.

Commercial:

•	Total product revenue in 2014 was $186.5 million, representing 30% growth over 2013.

•	In the second half of 2014, BELEODAQ became our fifth commercialized drug, with 2014 net sales of nearly $5 million. We launched BELEODAQ in less than three weeks following its approval.

Medical:

•	In April 2014, we reported that C-E MELPHALAN had met its primary endpoint in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma, and as a result, we filed its NDA with the FDA in December 2014.

•	In July 2014, we received accelerated approval from the FDA for BELEODAQ’s use for the treatment of PTCL. BELEODAQ was given priority review by the FDA, despite the fact that other agents were already approved for treatment of PTCL. Together with FOLOTYN, our other PTCL drug, this approval established a strengthened PTCL franchise.

•	In September 2014, we announced our decision to advance SPI-2012 to Phase 3 trials. SPI-2012 is our novel long-acting GCSF to treat chemotherapy-induced neutropenia. The decisions to advance to Phase 3 trials was based on positive Phase 2 results in our collaboration program with Hanmi Pharmaceutical Co., Ltd. In late 2014, we met with each of the FDA and the EMA to discuss our Phase 3 design, and have identified more than 50 sites for the trial’s completion. A successful launch of SPI-2012 will allow us to compete in a multi-billion dollar market.

Corporate: We continued to strengthen our management team and thoughtfully invested in our infrastructure for long-term growth and success.

Financial: We maintained fiscal discipline during the year, and ended 2014 with $133 million in aggregate cash and cash equivalents and marketable securities.

CHARACTERISTICS OF OUR REVENUE AND EXPENSES

The below summarizes the nature of our revenue and operating expense line items within our Consolidated Statements of Operations:

Revenue

The majority of our revenue is derived from sales of our drug products to large pharmaceutical wholesalers and distributors upon title transfer (which is typically at time of shipment), provided our other revenue recognition criteria have been met. To a lesser extent we also derive revenue from (i) license fees and royalties from out-licensing our drug products in named territories, and (ii) service revenue for our research and development activities conducted for the benefit of third parties.

Cost of Goods Sold (Excluding Amortization of Intangible Assets)

Cost of goods sold includes production and packaging materials, contract manufacturer fees, allocated personnel costs (excluding nominal stock-based compensation expense), shipping expenses, and royalty fees.

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of compensation (including stock-based compensation) and benefits for our sales force and personnel that support our sales and marketing operations, and our general operations such as information technology, executive management, financial accounting, and human resources. It also includes costs attributable to marketing our products to our customers and prospective customers, patent and legal fees, financial statement audit fees, insurance coverage fees, bad debt expense, personnel recruiting fees, and other professional services.

Research and Development

Our research and development activities primarily relate to the development and testing of new drugs, and conducting studies in order to gain regulatory approval for the commercialization of our drug products. These expenses consist of compensation (including stock-based compensation) and benefits for research and development and clinical and regulatory personnel, materials and supplies, consultants, and regulatory and clinical payments related to studies. In addition, we include within research and development expense, technology transfer costs and manufacture qualification costs – prior to FDA approval of the product, its formulation, and/or its manufacturing sites.

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

Our management believes its estimates and assumptions are supportable, reasonable, and consistently applied. Nonetheless, estimates are inherently uncertain. As a result, our financial position and operating results could materially differ from the amounts reported within the accompanying Consolidated Financial Statements if management’s estimates require prospective adjustment. Our critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals (as required)

Revenue Recognition

Product Sales: We recognize revenue from product sales when all of the following criteria are met:

(i)	Appropriate evidence of a binding arrangement exists with our customer;

(ii)	Price is substantially fixed and determinable;

(iii)	Collection from our customer is reasonably assured;

(iv)	Our customer’s obligation to pay us is not contingent on resale of the product;

(v)	We do not have significant obligations for future performance to directly bring about the resale of our product; and

(vi)	We have a reasonable basis to estimate future returns.

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

Government Chargebacks: Our products are subject to pricing limits under certain federal government programs. Qualifying entities (end-users) purchase product from our wholesalers at their qualifying discounted price. The chargeback amount we incur represents the difference between our original sales price to the wholesaler, and the end-user’s applicable discounted purchase price. There may be significant lag time between our original sale to the wholesaler and our receipt of the corresponding government chargeback claims from our wholesalers.

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

License Fees: We recognize revenue for our licensing of intellectual property to third parties (i.e., out-licenses), based on the contractual terms of each agreement. This revenue may be associated with upfront license fees, milestone payments from our licensees’ sales or regulatory achievements, and royalties from our licensees’ sales in applicable territories.

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

Inventories – Lower of Cost or Market

We adjust our inventory value for estimated amounts of excess, obsolete, or unmarketable items. Such assumptions involve projections of future customer demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by us, incremental inventory write-downs may be required and could be significant.

Fair Value of Acquired Assets and Assumed Liabilities

The accounting for business combination and asset acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed. Additionally, we must determine whether the acquisition meets the criteria for business combination accounting (rather than asset acquisition accounting), because in a business combination, the excess of the purchase price over the fair value of net assets acquired can only be recognized as “goodwill.”

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

Goodwill and Intangible Assets – Impairment Evaluations

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are evaluated for impairment annually as of October 1, or whenever events or changes in circumstance indicate that the asset might be impaired. We evaluate the possible impairment (i) if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable; or (ii) in the case of goodwill and indefinite lived intangible assets, our annual impairment assessment date of October 1. These evaluations require significant judgment by our management in forecasting net cash flows to be derived by these intangible assets through our on-going operations. The discounted value of such cash flows (or our market capitalization in the case of goodwill) are compared to each asset’s carrying value to assess whether there is an indication of impairment and resulting charges to record.

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

Stock-Based Compensation

Stock-based compensation expense for equity awards granted to our employees and members of our board of directors is recognized on a straight-line basis over the award’s vesting period. Recognized compensation expense is net of an estimated forfeiture rate, which estimates those shares expected to be forfeited prior to vesting. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) which carry service conditions for vesting. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) which carry combined market conditions and service conditions for vesting. From time to time we issue stock warrants to non-employees. These awards are also valued using the Black-Sholes option pricing model, then are marked-to-market at each reporting period until fully vested.

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

Litigation Accruals

From time-to-time we are involved in various claims and legal proceedings of a nature considered normal and incidental to our business. These matters may include product liability, intellectual property, employment, and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.

RESULTS OF OPERATIONS

Operations Overview – 2014, 2013, and 2012

	Year Ended December 31,
	2014		2013		2012
	($ in thousands)
Total revenues	$186,830	100.0%	$155,854	100.0%	$267,707	100.0%

Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	27,037	14.5%	28,580	18.3%	46,633	17.4%
Selling, general and administrative	97,412	52.1%	99,315	63.7%	89,922	33.6%
Research and development	69,662	37.4%	46,670	29.9%	41,560	15.5%
Amortization and impairment of intangible assets	24,288	13.0%	20,074	12.9%	8,818	3.3%
Total operating costs and expenses	218,399	>100%	194,639	>100%	186,933	69.8%

(Loss) income from operations	(31,569)	(16.9)%	(38,785)	(24.9)%	80,774	30.2%

Interest expense, net	(8,584)	(4.6)%	(2,192)	(1.4)%	(485)	—%
Change in fair value of contingent consideration from acquisition	987	0.1%	2,871	1.8%	—
Other (expense) income, net	(4,367)	(2.3)%	1,470	0.1%	(359)	—%

(Loss) income before income tax	(43,533)	(23.3)%	(36,636)	(23.5)%	79,930	29.9%

Income tax (expense) benefit	(2,186)	(1.1)%	(25,498)	(16.4)%	14,271	5.3%

Net (loss) income	$(45,719)	(24.5)%	$(62,134)	(39.9)%	$94,201	35.2%

YEAR ENDED DECEMBER 31, 2014 VERSUS DECEMBER 31, 2013

Total Revenues

	Year Ended December 31,
	2014	2013	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$105.6	$68.4	$37.2	54.4%
FOLOTYN	47.6	44.4	3.2	7.2%
ZEVALIN	22.1	29.4	(7.3)	(24.8)%
MARQIBO	6.3	1.3	5.0	>100.0%
BELEODAQ	4.9	—	4.9	100.0%

	186.5	143.5	43.0	30.0%
License fees and service revenue	0.3	12.4	(12.1)	(97.6)%

Total revenues	$186.8	$155.9	$30.9	19.8%

Product sales, net: Gross product revenues are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and chargebacks established at the time revenues are recognized to arrive at product sales, net. Management considers various factors in the determination of such provisions, which are described in more detail within “Critical Accounting Policies and Estimates” above.

FUSILEV revenue increase is primarily due to (i) an increase in our average net price per unit as a result of certain non-recurring GTN adjustments that we experienced in the prior year period, and (ii) an increase in unit sales to our wholesalers during the current period, to satisfy end-user demand.

FOLOTYN revenue increase is due to an increase in unit sales to satisfy end-user demand, as well as a $1.0 million purchase by a new wholesaler in the first half of 2014; this resulted from the modification of our FOLOTYN distribution model and a bulk purchase by this wholesaler to fulfill anticipated end-user demand.

ZEVALIN revenue decrease is attributable to decreased end-user demand in the U.S. market, partially offset by an increase in our average net sales price per unit in 2014 versus 2013.

MARQIBO revenue increase is a result of our acquisition of Talon in July 2013 (and the product’s launch in late September 2013), as discussed in Note 10(a). In addition, during the third quarter of 2014, we modified the timing of our revenue recognition model for this product from end-user receipt to wholesaler receipt, based on sufficient history of MARQIBO customer returns which provided a reasonable basis to estimate expected returns. This change had a one-time $0.4 million favorable impact in 2014 (i.e. representing units that had been shipped to our wholesalers in the second quarter of 2014 and earlier periods, but such revenue had been deferred through June 30, 2014).

BELEODAQ revenue is a result of its FDA approval and our subsequent commercial launch in the third quarter of 2014.

License fees and service revenue: In 2014, we recognized $0.3 million from our out-license royalties, all derived from FOLOTYN sales in Mundipharma’s (our FOLOTYN co-development partner – see Note 14) territories. In 2013, we recognized $12.4 million from the amortization of deferred revenue that corresponded with our contracted research and development services. This 2013 revenue is associated with a $41.5 million upfront payment received from Allergan in 2008, and an aggregate $16 million upfront payment we received from Nippon Kayaku in 2010. As of December 31, 2013, these upfront payments have been recognized through “license fees and service revenue” in full, and accordingly, did not recur in 2014.

Operating Expenses

	Year Ended December 31,
	2014	2013	$ Change	% Change
	($ in millions)
Operating expenses:
Cost of product sales (excludes amortization of intangibles)	$27.0	$28.6	$(1.6)	(5.6)%
Selling, general and administrative	97.4	99.3	(1.9)	(1.9)%
Research and development	69.7	46.6	23.1	49.6%
Amortization and impairment of intangible assets	24.3	20.1	4.2	20.9%

Total operating costs and expenses	$218.4	$194.6	$23.8	12.2%

Cost of Product Sales. Despite our large increase in product sales, net, in 2014 as compared to 2013, our cost of product sales decreased 5.6%. This decrease was driven by a large inventory charge in 2013 for FUSILEV that did not recur in the current year, related to our program abandonment of a new vial size, as well as certain royalty adjustments from our in-license contract amendments in 2013 that did not recur in the current year.

Selling, General and Administrative. Selling, general and administrative expenses decreased due to the non-recurrence of $5.7 million of Talon acquisition expenses incurred in 2013, partially offset by increases in personnel expenses due to increased revenue, travel costs, and professional service fees as we continue to expand our sales and marketing activities.

Research and Development. Research and development expenses increased primarily due to the following: (i) an aggregate of $17.8 million from our cash payment and stock issuance to TopoTarget, upon the February 2014 contractual milestone achievement of the FDA acceptance of our new drug application for the PTCL indication of BELEODAQ; (ii) a $2.3 million increase in Phase 2 clinical study costs related to SPI-2012; (iii) a $1 million increase in new manufacturer technology transfer and qualification costs for our ZEVALIN product; and (iv) an increase in project consulting expenses of $1.2 million.

Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets increased $4.2 million during 2014, primarily due to (i) the amortization of definite-lived intangible assets from the acquisition of Talon in July 2013 (through which we acquired MARQIBO distribution rights) and (ii) the commencement of the amortization of BELEODAQ distribution rights in August 2014.

Total Other (Expense) Income

	Year Ended December 31,
	2014	2013	$ Change	% Change
	($ in millions)
Total other (expense) income	$(12.0)	$2.1	$(14.1)	>100%

Total other expenses increased by $14.1 million primarily due to (i) a $6.4 million increase in interest expense attributable to our convertible senior notes issued in December 2013; (ii) a $8.0 million increase in unrealized loss from intercompany borrowings denominated in currencies other than the U.S. dollar; and (iii) a $1.9 million net increase in “acquisition-related contingent obligations” liability to the former shareholders of Talon and Ligand in the 2014 period, which resulted in an equal charge recognized within “change in fair value of contingent consideration related to acquisitions”. These amounts were partially offset by a $2.2 million gain on our sale of certain stock holdings during 2014.

(Provision) Benefit for Income Taxes

	Year Ended December 31,
	2014	2013	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes	$(2.2)	$(25.5)	$23.3	91.4%

In 2014 we recognized an income tax provision of $2.2 million. This provision for income taxes primarily represents an adjustment to our prior year estimate of the benefit from the carryback of our 2013 federal net operating loss against 2012 taxes and an increase in the valuation allowance on deferred tax assets at January 1, 2014.

YEAR ENDED DECEMBER 31, 2013 VERSUS DECEMBER 31, 2012

Revenue

	Year Ended December 31,
	2013	2012	$ Change	% Change
	($ in millions)
Product sales, net
FUSILEV	$68.4	$204.3	$(135.9)	(66.5)%
FOLOTYN	44.4	20.4	24.0	>100%
ZEVALIN	29.4	30.3	(0.9)	(3.0)%
MARQIBO	1.3	—	1.3	>100%

	143.5	255.0	(111.5)	(43.7)%
License fees and service revenue	12.4	12.7	(0.3)	(2.4)%

Total revenues	$155.9	$267.7	$(111.8)	(41.8)%

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

Operating Expenses

Our operating expenses are summarized in the following table:

	Year Ended December 31,
	2013	2012	$ Change	% Change
	($ in millions)
Operating expenses:
Cost of product sales (excludes amortization of purchased intangibles)	$28.6	$46.6	$(18.0)	(38.6)%
Selling, general and administrative	99.3	89.9	9.4	10.5%
Research and development	46.6	41.6	5.0	12.0%
Amortization of purchased intangible assets	20.1	8.8	11.3	>100.0%

Total operating costs and expenses	$194.6	$186.9	$7.7	4.1%

Cost of Product Sales. The decrease in the cost of product sales is primarily driven by an overall 43.7% decrease in product sales, partially offset by a large inventory charge in 2013 for FUSILEV, related to our program abandonment of a new vial size, and certain royalty adjustments from our in-license contract amendments. Gross margins in 2013 and 2012 remained largely consistent.

Selling, General and Administrative. Selling, general and administrative expenses increased due to:

•	$1.3 million increase in professional fees which include legal costs for patent and trademark matters, audit fees, and tax consulting services.

•	$3.0 million increase in legal and professional fees related to our Talon acquisition.

•	$3.1 million increase in marketing expenses and commercial costs related to our sales outside the U.S.

•	$2.7 million increase in employee severance costs related to the Talon acquisition.

•	$5.7 million increase in legal and professional fees related to ongoing shareholder and patent litigation.

•	$1.0 million increase in consulting, compensation and associated benefits, which is mainly attributable to the addition of senior management positions, and the inclusion of personnel in Japan and Netherlands, and also includes a $0.5 million increase in recruitment fees.

•	$0.8 million increase in other expenses consisting of computer software and services, as well as increased rent and utilities for our facilities in Japan, Colorado, and the Netherlands.

These increases were partially offset by 2012 expenses that did not recur in 2013, including:

•	$5.5 million in legal and professional fees related to our 2012 acquisitions of Allos and rights to market ZEVALIN outside of the U.S.

•	$1.9 million for Allos employee severance costs.

Research and Development. Research and development expenses increased due to:

•	$0.9 million increase in continuing medical education grants.

•	$1.3 million increase in consulting, compensation and associated benefits.

•	$7.1 million increase in expenses incurred following the amendment of our agreement with Allergan in the first quarter of 2013. This resulted in a decrease in the reimbursement of expenses compared to 2012.

These increases were partially offset by:

•	$2.4 million decrease in 2013 of our “drug development liability” as a result of our amendment to the Mundipharma agreement, which had the corresponding effect of reducing 2013 research and development expenses.

•	$0.6 million reduction in licensing, quality, and regulatory fees.

•	$0.6 million reduction in depreciation.

Amortization and Impairment of Intangible Assets. The amortization and impairment of intangible assets increased $11.3 million in 2013, of which $1.0 million is due to the impairment of our FOLOTYN distribution rights as a result of our Mundipharma contract amendment in May 2013. The remaining amount is due to the amortization of definite-lived intangible assets from our acquisitions of ZEVALIN distribution rights, Allos, and Talon.

Total Other Income (Expense)

	Year Ended December 31,
	2013	2012	$ Change	% Change
	($ in millions)
Total other income (expense)	$2.1	$(0.8)	$2.9	>100%

Total other income increased by $2.9 million and was primarily due to the $2.9 million decrease to our “acquisition-related contingent obligations” liability, which resulted in an equal credit to our “change in fair value of contingent consideration related to acquisition.” This change in value corresponds to our acquisition of Talon and rights to C-E MELPHALAN. This amount is partially offset by an increase in “interest expense” from our convertible senior notes issued in December 2013.

(Provision) Benefit for Income Taxes

	Year Ended December 31,
	2013	2012	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes	$(25.5)	$14.3	$(39.8)	>(100.0%)

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2014	2013
	(in thousands, except financial metrics data)
Cash and cash equivalents	$129,942	$156,306
Marketable securities	$3,306	$3,471
Accounts receivable, net	$70,758	$49,483
Total current assets	$222,469	$235,190
Total current liabilities	$109,439	$89,984
Working capital surplus (a)	$113,030	$145,206
Days sales outstanding (“DSO”) (b)	126	110
Current ratio (c)	2.0	2.6

(a)	Total current assets at period end minus total current liabilities at period end.
(b)	Net accounts receivable at period end divided by revenue, net for the fourth quarter multiplied by 92 days.
(c)	Total current assets at period end divided by total current liabilities at period end.

Net Cash Used In Operating Activities

Cash used in operating activities was $3.6 million in 2014. For the years ended December 31, 2014 and 2013, our cash collections from customers totaled $242.5 million and $239.7 million, respectively, representing 129% and 154% of reported net revenue for the same years.

For the years ended December 31, 2014 and 2013, cash payments to our employees and vendors for products, services, and rebates totaled $279.5 million and $249.7 million, respectively.

Net Cash Used In By Investing Activities

Net cash used in investing activities of $21.8 million is primarily due to a $25.0 million milestone payment in the fourth quarter of 2014 (which resulted from the achievement of FDA approval of BELEODAQ in the third quarter of 2014) and $0.9 million aggregate purchase of property, plant and equipment, partially offset by $4.1 million of proceeds from the sale of available-for-sale securities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $0.8 million in 2014 is due to $1.9 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and $0.6 million of proceeds from employee stock purchases under our employee stock purchase plan. These amounts were partially offset by our $1.7 million purchase and retirement of restricted stock at our employees’ election, in order to fund their corresponding minimum tax obligations at vesting.

Convertible Senior Notes Due 2018

On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. Initially, we may only settle conversions of the 2018 Convertible Notes by delivering shares of our common stock. However, if we obtain stockholder approval in accordance with applicable NASDAQ rules (which is expected at our Annual Meeting of Stockholders in June 2015), we may then settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.

The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2014. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.

The sale of the 2018 Convertible Notes closed on December 23, 2013 and our net proceeds were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Note Hedge”). We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Consolidated Balance Sheets. The prospective accounting for the Note Hedge transaction is not expected to result in it being marked-to-market through earnings or comprehensive income in future reporting periods.

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

We recognized $1.2 million and $0.5 million in 2013 and 2012, respectively, within “interest expense” for this retired credit facility on the accompanying Consolidated Statement of Operations.

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

We believe that our $133.2 million in aggregate cash and equivalents, and marketable securities as of December 31, 2014, will allow us to fund our current and planned operations for at least the next twelve months. We may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements.

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

Contractual Obligations

The following table summarizes our contractual and other commitments, including obligations under facility and equipment leases, as of December 31, 2014:

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating lease obligations (1)	$5,096	$1,210	$2,271	$1,615	$—
Purchase obligations (2)	42,101	39,505	2,574	22	—
Contingent milestone obligations (3)	999,164	12,845	10,656	23,579	952,084
Drug development liability (4)	15,785	1,141	14,644	—	—
Debt obligations (5)	133,053	3,300	6,600	123,153	—

Total	$1,195,199	$58,001	$36,745	$148,369	$952,084

(1)	The operating lease obligations are primarily related to the facility lease for our corporate headquarters in Henderson, Nevada, expiring May 31, 2019; and our research and development and administrative facility in Irvine, California, also expiring May 31, 2019.
(2)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2014.
(3)	Milestone obligations are payable contingent upon successfully reaching certain development and regulatory milestones. Given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials, these values assume that all development and regulatory milestones under all of our license agreements are successfully met, and represent our best estimate of each achievement date. In the event that the milestones are met, we believe it is likely that the increase in the potential value of the related drug product will exceed the amount of the milestone obligation.
(4)	Research and development services under the Mundipharma Collaboration Agreement (see Note 14 to the accompanying Consolidated Financial Statements) over the period required to complete the jointly agreed-upon clinical development activities.
(5)	Debt obligations represent amount due under our 2018 Convertible Notes issued in December 2013, inclusive of interest payments over its full term (see Note 13 to the accompanying Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements and/or notes thereto.

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on December 31, 2014, any decline in the fair value of our investments would not be material in the context of our accompanying Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.

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

Date: March 13, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAJESH C. SHROTRIYA, M.D. Rajesh C. Shrotriya, M.D.	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	March 13, 2015

/s/ KURT A. GUSTAFSON Kurt A. Gustafson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2015

/s/ DOLOTRAI M. VYAS, PH.D. Dolatrai M. Vyas, Ph.D.	Director	March 13, 2015

/s/ LUIGI LENAZ, M.D. Luigi Lenaz, M.D.	Director	March 13, 2015

/s/ STUART M. KRASSNER, SC.D., PSY.D Stuart M. Krassner, Sc.D., Psy.D.	Director	March 13, 2015

/s/ ANTHONY E. MAIDA, III, M.A., M.B.A., PH.D. Anthony E. Maida, III, M.A., M.B.A., Ph.D.	Director	March 13, 2015

/s/ RAYMOND W. COHEN Raymond W. Cohen	Director	March 13, 2015

/s/ GILLES GAGNON Gilles Gagnon, M.Sc., M.B.A	Director	March 13, 2015

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPECTRUM PHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Spectrum Pharmaceuticals, Inc.

Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15, Schedule II for the year ended December 31, 2014. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spectrum Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Spectrum Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Spectrum Pharmaceuticals, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Pharmaceuticals, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

March 13, 2015

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$129,942	$156,306
Marketable securities	3,306	3,471
Accounts receivable, net of allowance for doubtful accounts of $120 and $206, respectively	70,758	49,483
Other receivables	5,489	7,539
Inventories	9,200	13,519
Prepaid expenses	3,774	3,213
Deferred tax assets	—	1,659

Total current assets	222,469	235,190
Property and equipment, net of accumulated depreciation	1,405	1,535
Intangible assets, net of accumulated amortization	230,100	231,352
Goodwill	18,195	18,501
Other assets	17,864	12,577

Total assets	$490,033	$499,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$84,994	$79,837
Accrued payroll and benefits	8,444	6,872
Deferred revenue	9,959	156
Drug development liability	1,141	3,119
Acquisition-related contingent obligations	4,901	—

Total current liabilities	109,439	89,984
Drug development liability, less current portion	14,644	14,623
Acquisition-related contingent obligations	2,441	8,329
Deferred tax liability	6,569	7,168
Other long-term liabilities	6,088	5,965
Convertible senior notes	96,298	91,480

Total liabilities	235,479	217,549
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares authorized: no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at December 31, 2014 and 2013, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 65,969,699 and 64,104,173 issued and outstanding at December 31, 2014 and 2013, respectively	66	64
Additional paid-in capital	538,553	518,144
Accumulated other comprehensive (loss) income	(850)	894
Accumulated deficit	(283,338)	(237,619)

Total stockholders’ equity	254,554	281,606

Total liabilities and stockholders’ equity	$490,033	$499,155

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product sales, net	$186,537	$143,475	$254,992
License fees and service revenue	293	12,379	12,715

Total revenues	186,830	155,854	267,707

Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	27,037	28,580	46,633
Selling, general and administrative	97,412	99,315	89,922
Research and development	69,662	46,670	41,560
Amortization and impairment of intangible assets	24,288	20,074	8,818

Total costs and operating expenses	218,399	194,639	186,933

(Loss) income from operations	(31,569)	(38,785)	80,774

Other (expense) income:
Interest expense, net	(8,584)	(2,192)	(485)
Change in fair value of contingent consideration related to acquisitions	987	2,871	—
Other (expense) income, net	(4,367)	1,470	(359)

Total other (expense) income	(11,964)	2,149	(844)

(Loss) income before income taxes	(43,533)	(36,636)	79,930
(Provision) benefit for income taxes	(2,186)	(25,498)	14,271

Net (loss) income	$(45,719)	$(62,134)	$94,201

Net (loss) income per share:
Basic	$(0.71)	$(1.02)	$1.61

Diluted	$(0.71)	$(1.02)	$1.46

Weighted average shares outstanding:
Basic	64,708,163	60,729,128	58,588,916

Diluted	64,708,163	60,729,128	64,637,256

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(45,719)	$(62,134)	$94,201
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(1,122)	690	584
Adjustment for realized gain on available-for-sale securities, and included in net income	(2,217)	—	—
Foreign currency translation adjustments	1,595	(69)	(84)

Other comprehensive (loss) income, net	(1,744)	621	500

Total comprehensive (loss) income	$(47,463)	$(61,513)	$94,701

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders
	Shares	Amount	Shares	Amount	In Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance at December 31, 2011	20	$123	59,247,483	$59	$452,761	$(227)	$(257,704)	363,055	$(2,926)	$192,086
Net income	—	—	—	—	—	—	94,201	—	—	94,201
Other comprehensive income, net	—	—	—	—	—	500	—	—	—	500
Issuance of common stock to 401(k) plan	—	—	56,254	—	691	—	—	—	—	691
Issuance of common stock for ESPP	—	—	54,521	—	606	—	—	—	—	606
Issuance of common stock upon exercise of stock options	—	—	1,287,430	2	5,815	—	—	—	—	5,817
Issuance of common stock upon exercise of warrant	—	—	50,000	—	89	—	—	—	—	89
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	554,239	—	14,193	—	—	—	—	14,193
Repurchase of shares to satisfy employee tax withholding	—	—	(120,197)	—	(1,434)	—	—	—	—	(1,434)
Dividends paid	—	—	—	—	(9,011)	—	—	—	—	(9,011)
Purchase of treasury stock	—	—	—	—	—	—	—	740,000	(9,057)	(9,057)
Retirement of treasury stock	—	—	(1,103,055)	(1)	—	—	(11,982)	(1,103,055)	11,983	—

Balance at December 31, 2012	20	$123	60,026,675	$60	$463,710	$273	$(175,485)	—	$—	$288,681
Net income	—	—	—	—	—	—	(62,134)	—	—	(62,134)
Other comprehensive income, net	—	—	—	—	—	621	—	—	—	621
Issuance of common stock to 401(k) plan	—	—	99,359	—	860	—	—	—	—	860
Issuance of common stock for ESPP	—	—	74,925	—	495	—	—	—	—	495
Issuance of common stock upon exercise of stock options	—	—	825,884	1	3,576	—	—	—	—	3,577
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	471,875	—	11,193	—	—	—	—	11,193
Repurchase of shares to satisfy employee tax withholding	—	—	(159,545)	—	(1,509)	—	—	—	—	(1,509)
Purchase of treasury stock	—	—	—	—	—	—	—	235,000	(1,651)	(1,651)
Retirement of treasury stock	—	—	(235,000)	—	(1,651)	—	—	(235,000)	1,651	—
Issuance of common stock for Talon acquisition	—	—	3,000,000	3	26,307	—	—	—	—	26,310
Issuance of 2018 Convertible Notes	—	—	—	—	14,443	—	—	—	—	14,443

Balance at December 31, 2013	20	$123	64,104,173	$64	$518,144	$894	$(237,619)	—	$—	$281,606
Net loss	—	—	—	—	—	—	(45,719)	—	—	(45,719)
Other comprehensive loss, net	—	—	—	—	—	(1,744)	—	—	—	(1,744)
Issuance of common stock to 401(k) plan	—	—	133,734	—	1,028	—	—	—	—	1,028
Issuance of common stock for ESPP	—	—	99,551	—	639	—	—	—	—	639
Issuance of common stock upon exercise of stock options	—	—	485,260	1	1,905	—	—	—	—	1,906
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	396,083	—	10,781	—	—	—	—	10,781
Repurchase of shares to satisfy employee tax withholding	—	—	(249,102)	—	(1,733)	—	—	—	—	(1,733)
Issuance of common stock to TopoTarget for milestone achievement	—	—	1,000,000	1	7,789	—	—	—	—	7,790

Balance at December 31, 2014	20	$123	65,969,699	$66	$538,553	$(850)	$(283,338)	—	$—	$254,554

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net (loss) income	$(45,719)	$(62,134)	$94,201
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred revenue	—	(12,400)	(12,300)
Depreciation and amortization	25,352	22,096	12,243
Stock-based compensation	11,809	12,423	14,884
Change in fair value of common stock warrants issued to non-employees	—	356	—
Accretion of debt discount to interest expense on 2018 Convertible Notes (Note 13)	4,818	43	—
Amortization of deferred financing costs to interest expense on 2018 Convertible Notes (Note 13)	599	101	—
Bad debt (recovery) expense	(85)	127	(128)
Loss on disposal of fixed assets	—	—	132
Non-cash foreign currency exchange loss	6,033	1,222	107
Impairment of intangible assets	—	1,023	—
Change in fair value of contingent consideration related to acquisitions (Note 10)	(987)	(2,871)	20
Change in fair value of Allos deferred development costs and deferred payment contingency (Note 14)	—	(2,869)	—
Value of stock issued to Topo-Target for milestone achievement, recognized as research and development expense	7,790	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(21,671)	42,559	(33,504)
Other receivables	2,070	—	—
Inventories	4,253	1,570	3,530
Prepaid expenses and other current assets	(718)	(359)	9,483
Deferred tax assets	1,724	33,252	(34,605)
Other assets	(13,161)	(8,989)	—
Accounts payable and other accrued obligations	5,304	(23,897)	24,038
Accrued payroll and benefits	1,594	425	(9,726)
Drug development liability	(1,957)	(5,917)	2,376
Deferred revenue	9,803	—	—
Deferred tax liability	(602)	—	—
Other long-term liabilities	124	2,153	1,208

Net cash (used in) provided by operating activities	(3,627)	(2,086)	71,959

Cash Flows From Investing Activities:
Sales and maturities of marketable securities	—	—	72,463
Purchases of marketable securities	—	—	(26,430)
Purchases of property and equipment	(934)	(161)	(312)
Purchases of available-for-sale securities	—	—	(1,712)
Proceeds from sale of available-for-sale securities	4,093	—	—
Capitalized milestone payment upon FDA approval of BELEODAQ	(25,000)	—	—
Acquisition of ZEVALIN Ex-U.S. rights	—	—	(25,435)
Acquisition of C-E MELPHALAN rights (Note 10)	—	(3,000)	—
Acquisition of Talon, net of cash acquired (Note 10)	—	(11,169)	—
Acquisition of Allos, net of cash acquired (Note 10)	—	—	(133,264)

Net cash (used in) provided by investing activities	(21,841)	(14,330)	(114,690)

Cash Flows From Financing Activities:
Proceeds from Mundipharma related to FOLOTYN collaboration (Note 14)	—	7,000	—
Proceeds from exercise of stock options	1,906	3,576	5,817
Proceeds from exercise of common stock warrants	—	—	89
Proceeds from sale of stock under employee stock purchase plan	639	495	606
Purchase of treasury stock	—	(1,651)	(9,057)
Purchase and retirement of restricted stock to satisfy employee tax liability at vesting	(1,733)	(1,509)	(1,434)
Payment of stock dividend	—	—	(9,011)
Repayment of capital leases	—	—	(9)
Proceeds from revolving line of credit (Note 12)	—	100,000	125,000
Repayment of revolving line of credit (Note 12)	—	(175,000)	(50,000)
Proceeds from 2018 Convertible Notes (Note 13)	—	120,000	—
Deferred financing costs (Note 13)	—	(4,573)	—
Proceeds from sale of common stock warrants for 2018 Convertible Notes issuance (Note 13)	—	12,612	—
Payment of debt issuance costs (Note 13)	—	—	(976)
Purchase of common stock call options related to 2018 Convertible Notes issuance (Note 13)	—	(25,692)	—

Net cash provided by (used in) financing activities	812	35,258	61,025

Effect of exchange rates on cash and equivalents	(1,708)	(2,235)	202
Net (decrease) increase in cash and equivalents	(26,364)	16,608	18,496
Cash and equivalents — beginning of year	156,306	139,698	121,202

Cash and equivalents — end of year	$129,942	$156,306	$139,698

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$329	$—	$17,157

Cash paid for interest	$3,227	$1,200	$495

Retirement of treasury shares	$—	$1,652	$11,983

Inventory liability assumed in acquisitions	$—	$—	$580

Inventory included in accounts payable	$—	$—	$5,000

Common stock issued for Talon acquisition	$—	$26,310	$—

See accompanying notes to these consolidated financial statements.

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT

(a) Description of Business

Spectrum Pharmaceuticals, Inc. and its subsidiaries and other consolidated entities (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary focus in oncology and hematology. Our strategy is comprised of the (i) commercialization of cancer therapeutics through our U.S. direct sales force and international distributors, (ii) completion of studies for new indications of our marketed products, and (iii) acquisition, development and marketing of a broad and diverse pipeline of late-stage clinical and commercial drug compounds.

We currently market five drugs for the treatment of cancer:

•	FUSILEV injection for patients with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN injection for patients with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN injection for patients with relapsed or refractory PTCL;

•	MARQIBO injection for patients with Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ® injection for patients with relapsed or refractory PTCL (launched in July 2014).

We also have ongoing indication expansion studies with several of our marketed products, and a diversified pipeline of product candidates in Phase 2 and Phase 3 clinical studies.

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

Variable Interest Entity

We own fifty-percent of Spectrum Pharma Canada (“SPC”), organized in Quebec, Canada in January 2008. Certain of our drug clinical studies are conducted through this “variable interest entity” (as defined under applicable GAAP). We are obligated to fund all of SPC’s costs and have the sole rights to any revenue it derives. Since we carry the full risks and rewards of SPC, we meet the criteria of being its “primary beneficiary.” Accordingly, SPC’s balance sheets and statements of operations are included in our Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.

(c) Operating Segment

We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the years ended December 31, 2014, 2013, and 2012, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding certain of our bank accounts and intangible asset rights held by our wholly-owned foreign subsidiaries) are located in the U.S.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, our management evaluates its estimates, including those related to (i) gross-to-net revenue adjustments; (ii) the collectability of customer accounts; (iii) whether the cost of inventories can be recovered; (iv) the fair value of goodwill and intangible assets; (v) the realization of tax assets and estimates of tax liabilities; (vi) the likelihood of payment and value of contingent liabilities; (vii) the fair value of investments; (viii) assumptions used in reporting stock-based compensation; and (ix) the potential outcome of ongoing or threatened litigation.

Our estimates are based on our management’s professional judgment which involves their experience and consideration of all available facts. Actual results may materially differ from management’s estimates. In our management’s judgment, the accounting policies, estimates, and assumptions described below have the greatest potential to significantly impact the accompanying Consolidated Financial Statements:

(i) Revenue Recognition

(a) Product Sales: We sell our products to wholesalers or distributors (i.e., our customers), except for our U.S. sales of ZEVALIN in which case the end-user (i.e., clinic or hospital) is our customer. Our wholesalers and distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from product sales is recognized when title and risk of loss have transferred to our customer, and the following additional criteria are met:

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

Our gross revenue is reduced by our gross-to-net (“GTN”) estimates each period, resulting in our reported “Product sales, net” in the accompanying Consolidated Statements of Operations. We defer revenue recognition in full if these estimates are not reasonably determinable at the time of sale. These estimates are based upon information received from external sources (e.g., written and oral information obtained from our wholesalers with respect to their period-end inventory levels and their sales to end-users during the period), in combination with management’s judgments and estimates. Due to the inherent uncertainty of the inputs that these estimates are based upon, the actual amount we incur may be prospectively reported by us as a revenue adjustment in periods after the initial sale is recorded, and could be materially different from our initial estimates.

Our GTN estimates include the following major categories:

Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased products for a refund or credit beginning at its expiration date and within six months thereafter. Returned product is generally not resold by us. Returns for expiry of ZEVALIN and FOLOTYN are not contractually or customarily allowed. We estimate potential returns based on historical rates of return.

Government Chargebacks: Our products are subject to pricing limits under federal government programs. Qualifying entities (i.e., end-users) purchase products from our wholesalers at their qualifying discounted price. The chargeback amount we incur represents the difference between our original sales price to the wholesaler, and the end-user’s applicable discounted purchase price. There may be significant lag time between our original sale to the wholesaler and our receipt of the corresponding government chargeback claims from our wholesalers.

Prompt Pay Discounts: Discounts for prompt payment are estimated at the time of sale, based on our eligible customers’ prompt payment history and the contractual discount percentage.

Commercial Rebates: Rebates are estimated based on our customer’s actual purchase level during the quarterly or annual rebate purchase period, and the corresponding contractual rebate tier we expect each customer to achieve.

Medicaid Rebates: Our products are subject to state government-managed Medicaid programs, whereby rebates for purchases are issued to participating state governments. These rebates arise when the patient treated with our products is covered under Medicaid. Our calculations related to these Medicaid rebate accruals require us to estimate end-user and patient mix to determine which of our sales will likely be subject to these rebates. There is a significant time lag in us receiving these rebate notices (generally several months after our sale is made). Our estimates are based on our historical claims from participating state governments, as supplemented by management’s judgment.

Distribution and Data Fees: Distribution, data, and group purchasing organization (GPO) administrative fees are paid to authorized wholesalers of our products (except for U.S. sales of ZEVALIN) for various services, including: contract administration, inventory management, end-user sales data, and product returns processing. These fees are based on a contractually determined percentage of applicable sales.

(b) License Fees: We recognize revenue for our licensing of intellectual property to third parties (i.e., out-licenses), based on the contractual terms of each agreement and our application of pertinent GAAP. This revenue may be associated with upfront license fees, milestone payments from our licensees’ sales or regulatory achievements, and royalties from our licensees’ sales in applicable territories.

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

(ii) Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the original purchase date.

(iii) Marketable Securities

Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit. Since we classify these securities as “available-for-sale” under applicable GAAP, any unrealized gains or losses from their change in value is reflected in “unrealized gain (loss) on securities” on the accompanying Consolidated Statements of Comprehensive (Loss) Income. Realized gains and losses on available-for-sale securities are included in “other (expense) income, net” on the accompanying Consolidated Statements of Operations.

(iv) Accounts Receivable

Our accounts receivables are derived from our product sales, license fees, and service revenue, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.

(v) Inventories

We value inventory at the lower of (i) the actual cost to purchase or manufacture it, or (ii) its current market value. Inventory cost is determined on the first-in, first-out method (FIFO). We regularly review our inventory quantities in process of manufacture and on hand, and when appropriate, record a provision for obsolete and excess inventory, which takes into account our sales forecasts by product and corresponding expiry dates. Direct and indirect manufacturing costs related to the production of inventory prior to its FDA approval are expensed through “research and development,” rather than being capitalized to inventory cost.

(vi) Property and Equipment

Our property and equipment is presented at historical cost, less accumulated depreciation. It is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable through on-going operations.

(vii) Goodwill and Intangible Assets

Our goodwill represents the excess of our business acquisition cost over the estimated fair value of the net assets acquired in the corresponding transaction. Goodwill has an indefinite accounting life and is therefore not amortized. Instead, goodwill is evaluated for impairment on an annual basis (as of each October 1st), unless we identify impairment indicators that would require earlier testing. We evaluate the recoverability of indefinite and definite lived intangible assets at least annually, or whenever events or changes in our business indicate that an intangible asset’s (whether indefinite or definite-lived) carrying amount may not be recoverable. Such circumstances could include, but are not limited to, the following:

(a)	a significant decrease in the market value of an asset;

(b)	a significant adverse change in the extent or manner in which an asset is used; or

(c)	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

Intangible assets with finite useful lives are amortized over their respective patent term or orphan drug exclusivity period on a straight-line basis. We review these assets for potential impairment if/when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

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

Calculating and recording stock-based compensation expense requires the use of highly subjective assumptions, including the pre-vesting forfeiture rate, expected dividend payments, expected term of the awards, stock price volatility, and risk-free interest rates. We estimate the expected term of options granted based on our employees’ historical exercise patterns, which we believe will be representative of their future behavior. We estimate the volatility of our common stock on the date of grant, based on historical volatility of our common stock for a look-back period that corresponds with the expected term. We do not expect to declare any cash dividends in the foreseeable future. We estimate the risk-free interest rate based upon the U.S. Treasury yields in effect at award grant, for a period equaling the stock options’ expected term.

(ix) Foreign Currency Translation

We translate the assets and liabilities of our foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the reported balance sheet date. Revenues and expenses are translated using average exchange rates during the reported period. Unrealized gains and losses from the translation of our subsidiaries’ financial statements (that are initially denominated in its foreign functional currency) are included as a separate component of “accumulated other comprehensive loss” in the Consolidated Balance Sheets.

We record foreign currency transactions, when initially denominated in a currency other than the respective functional currency of our subsidiary, at the prevailing exchange rate on the date of the transaction. Resulting in unrealized and realized gains and losses, including those associated with intercompany loans with our foreign subsidiaries to support their operations, and whose functional currency is not the U.S. dollar, are included in “Other (expense) income, net” within the Consolidated Statements of Operations. This presentation is based on our expectation and intent that these intercompany transactions will be settled in the foreseeable future.

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

We have recorded a valuation allowance to reduce our net deferred tax assets, because we believe that, based upon a weighting of positive and negative factors, it is more likely than not that these deferred tax assets will not be realized. If/when we were to determine that our deferred tax assets are realizable, an adjustment to the corresponding valuation allowance would increase our net income in the period that such determination was made.

In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “(Provision) benefit for income taxes” within the Consolidated Statements of Operations and Comprehensive (Loss) Income in the period the notice was received.

(xii) Research and Development Costs

Research and development costs are expensed as incurred, or as certain milestone payments become due (generally triggered by contractual clinical or regulatory events).

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

“Cash and cash equivalents” within our accompanying Consolidated Balance Sheets include certificates of deposit and money market funds that are valued utilizing Level 2 inputs. “Marketable securities” consist of mutual funds that are valued utilizing Level 2 inputs. “Other assets” include our stockholdings of CASI that are valued utilizing Level 1 inputs.

The fair value of our “drug development liability” within our accompanying Consolidated Balance Sheets was estimated using the discounted income approach model. The unobservable inputs (i.e., Level 3 inputs) in this valuation model that have the most significant effect on these liabilities include (i) estimates of research and development personnel costs needed to perform the research and development services, (ii) estimates of expected cash outflows to third parties for services and supplies over the expected period that the services will be performed, and (iii) an appropriate discount rate for these expenditures. These inputs are reviewed for reasonableness by management on at least on a quarterly basis.

“Acquisition-related contingent obligations” within our accompanying Consolidated Balance Sheets represent future amounts we may be required to pay in conjunction with our business combinations. See Note 10(a) for a discussion of contingent value rights granted as part of our acquisition of Talon, and Note 10(b) for the fair value of the liability associated with FDA approval of C-E MELPHALAN. These liabilities are valued using Level 3 inputs and include probabilities and assumptions related to the timing and likelihood of achievement of regulatory and sales milestones.

3. BALANCE SHEET ACCOUNT DETAIL

The composition of selected financial statement captions that comprise the accompanying Consolidated Balance Sheets are summarized below:

(a) Cash and Cash Equivalents and Marketable Securities

As of December 31, 2014 and December 31, 2013, our holdings included in “cash and cash equivalents” and “marketable securities” were at major financial institutions.

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

The carrying amount of our equity securities, money market funds, bank certificate of deposits (“Bank CDs”), and mutual funds approximates their fair value (utilizing Level 1 or Level 2 inputs – see Note 9) because of our ability to immediately convert these instruments into cash with minimal expected change in value.

The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and equivalents	Marketable Securities
						Current	Long Term
December 31, 2014
Bank deposits	$62,997	$—	$—	$62,997	$62,997	$—	$—
Money market funds	66,945	—	—	66,945	66,945	—	—
Bank CDs	244	—	—	244	—	244	—
Mutual funds	3,062	—	—	3,062	—	3,062	—

Total cash and equivalents and marketable securities	$133,248	$—	$—	$133,248	$129,942	$3,306	$—

December 31, 2013
Bank deposits	$55,911	$—	$—	$55,911	$55,911	$—	$—
Money market funds	100,395			100,395	100,395
Bank CDs	410	—	—	410	—	410	—
Mutual funds	3,061	—	—	3,061	—	3,061	—

Total cash and equivalents and marketable securities	$159,777	$—	$—	$159,777	$156,306	$3,471	$—

As of December 31, 2014, none of these securities had been in a continuous unrealized loss position longer than one year.

(b) Property and Equipment

“Property and equipment, net of accumulated depreciation” consist of the following:

	December 31,
	2014	2013
Computers and software	$3,616	$5,154
Lab and media equipment	643	1,063
Office furniture and equipment	344	1,575
Leasehold improvements	2,847	2,813

Property and equipment, at cost	7,450	10,605
(Less): accumulated depreciation and amortization	(6,045)	(9,070)

Property and equipment, net	$1,405	$1,535

Depreciation expense (included within “Operating costs and expenses” in the accompanying Consolidated Statements of Operations) for the years ended December 31, 2014, 2013, and 2012 was $1.1 million, $1.2 million, and $1.2 million, respectively. During the year ended December 31, 2014, we corrected our property and equipment balances to remove assets which were determined to no longer be in use (property and equipment at cost of $4.2 million, less accumulated depreciation of $4.0 million).

(c) Inventories

“Inventories” consist of the following:

	December 31,
	2014	2013
Raw materials	$1,507	$1,794
Work in process	3,979	3,312
Finished goods	3,714	8,413

Inventories	$9,200	$13,519

(d) Accounts receivables, net of allowance for doubtful accounts

“Accounts receivables, net of allowance for doubtful accounts” consists of trade receivables from our customers. We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables as of December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014		2013
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	$36,154	51.1%	$18,655	37.7%
McKesson Corporation and its affiliates	22,534	31.9%	15,191	30.7%
Integrated Commercialization Solutions, Inc. (“ICS”)	8,432	11.9%	*	—%
Cardinal Health, Inc. and its affiliates	*	—%	5,097	10.3%
All Other Customers	3,638	5.1%	10,540	21.3%

Total Accounts Receivables, net	$70,758	100.0%	$49,483	100.0%

*	Less than 10%

(e) Other receivables

“Other receivables” consist of (i) amounts we expect to be refunded from taxing authorities for our income taxes paid, relating to fiscal year 2012, and (ii) amounts we expect to be contractually reimbursed from third-parties for certain of our incurred expenses.

	December 31, 2014	December 31, 2013
Income tax receivable	$1,387	$7,539
Receivables from third parties for certain of our incurred expenses	4,102	—

	$5,489	$7,539

(f) Intangible Assets and Goodwill

“Intangible assets, net of accumulated amortization” consist of the following:

		December 31, 2014
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and further ALL indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
C-E MELPHALAN IPR&D	7,700	—	—	—	7,700	n/a	n/a
BELEODAQ distribution rights	25,000	(937)	—	—	24,063	160	154
MARQIBO distribution rights	26,900	(4,225)	—	—	22,675	81	63
FOLOTYN distribution rights	118,400	(20,030)	—	—	98,370	152	125
ZEVALIN distribution rights – U.S.	41,900	(27,134)	—	—	14,766	122	48
ZEVALIN distribution rights – Ex-U.S.	23,490	(7,402)	(2,162)	—	13,926	95	62
FUSILEV distribution rights	16,778	(6,270)	—	—	10,508	84	40
FOLOTYN out-license*	27,900	(6,385)	—	(1,023)	20,492	110	91

Total intangible assets	$305,668	$(72,383)	$(2,162)	$(1,023)	$230,100

*	On May 29, 2013, we amended our collaboration agreement with Mundipharma in order to modify the scope of their licensed territories and the respective development obligations. As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. The modification of our associated royalty and milestone rights constituted a change in the contractual provisions under which we measured our original acquired intangible asset (i.e., FOLOTYN rights). We determined that an impairment of the FOLOTYN out-license rights to Mundipharma of $1.0 million resulted from this amendment.

Our annual impairment evaluation (as of October 1st) of our indefinite-lived intangible assets was completed by our management in 2014, with no resulting impairment. The assets under review included MARQIBO IPR&D and C-E MELPHALAN IPR&D, which we carry on our accompanying Consolidated Balance Sheet as of December 31, 2014, at $17.6 million and $7.7 million, respectively.

		December 31, 2013
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D (NHL and further ALL indications)	$17,600	$—	$—	$—	$17,600
C-E MELPHALAN IPR&D	7,700	—	—	—	7,700
MARQIBO distribution rights	26,900	(1,107)	—	—	25,793
ZEVALIN distribution rights – U.S.	41,900	(23,455)	—	—	18,445
ZEVALIN distribution rights – Ex-U.S.	23,490	(5,343)	682	—	18,829
FUSILEV distribution rights	16,778	(4,821)	—	—	11,957
FOLOTYN out-license	27,900	(3,662)	—	(1,023)	23,215
FOLOTYN distribution rights	118,400	(10,587)	—	—	107,813

Total intangible assets	$280,668	$(48,975)	$682	$(1,023)	$231,352

Intangible asset amortization expense recognized in 2014, 2013, and 2012 was $24.3 million, $21.2 million, and $8.8 million, respectively. Estimated intangible asset amortization expense (excluding incremental amortization from the reclassification of IPR&D to developed technology) for the five succeeding years and thereafter is as follows:

Years Ending December 31
2015	25,937
2016	25,937
2017	25,937
2018	25,937
2019	23,332
2020 and thereafter	77,720

$204,800

“Goodwill” is comprised of the following (by source):

	December 31, 2014	December 31, 2013
Acquisition of Talon	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos	5,346	5,346
Foreign currency exchange translation effects	(202)	104

	$18,195	$18,501

(g) Other assets

“Other assets” are comprised of the following:

	December 31, 2014	December 31, 2013
Equity securities (see Note 11)	$8,501	$3,593
Supplies	234	190
2018 Convertible Notes issuance costs	2,171	3,432
Executive officer life insurance – cash surrender value	6,958	5,362

	$17,864	$12,577

(h) Accounts payable and other accrued obligations

Accounts payable and other accrued obligations are comprised of the following:

	December 31,
	2014	2013
Trade payables	$8,994	$12,796
Accrued research and development expenses	5,423	6,433
Accrued selling, general and administrative expenses	10,154	8,870
Accrued rebates	41,782	28,893
Accrued product royalty	5,182	9,498
Allowance for returns	1,135	2,900
Accrued data and distribution fees	3,952	2,430
Accrued GPO administrative fees	3,222	2,327
Inventory management fee	1,110	616
Allowance for chargebacks	4,040	5,074

	$84,994	$79,837

Amounts presented within “accounts payable and other accrued obligations” in the accompanying Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2012	$26,176	$14,149	$5,056
Add: provisions (recovery)	63,609	19,067	(2,034)
(Less): credits or actual allowances	(55,818)	(27,843)	(122)

Balance as of December 31, 2013	33,967	5,373	2,900
Add: provisions (recovery)	76,636	21,330	(78)
(Less): credits or actual allowances	(64,781)	(18,419)	(1,687)

Balance as of December 31, 2014	$45,822	$8,284	$1,135

(i) Other long-term liabilities

Other long-term liabilities are comprised of the following:

	December 31,
	2014	2013
Accrued executive deferred compensation	$4,694	$3,949
Deferred rent (non-current portion)	364	366
Business acquisition liability	300	298
Other tax liabilities	730	1,352

	$6,088	$5,965

(j) Accumulated other comprehensive (loss) income

“Accumulated other comprehensive (loss) income” (a component of stockholders’ equity) includes, among other items, unrealized gains and losses from available-for-sale securities (“AFS”). When AFS securities are sold, and the resulting gain or loss is realized, any corresponding unrealized gain or loss amounts previously included within accumulated other comprehensive income is eliminated. During 2014, we sold certain stock holdings that had been classified as an AFS. As a result, $2.2 million was recognized as a realized gain through “other (expense) income, net” on our Consolidated Statement of Operations for the year ended December 31, 2014.

4. GROSS-TO-NET PRODUCT SALES

The below table presents a GTN product sales reconciliation for the accompanying Consolidated Statement of Operations:

	2014	2013	2012
Gross product sales	$284,685	$224,301	$383,817
Rebates and chargebacks	(76,636)	(63,610)	(91,059)
Data, distribution and GPO administration fees	(21,330)	(19,067)	(32,793)
Prompt pay discount	(260)	(183)	(4,814)
Product returns allowance	78	2,034	(159)

Product sales, net	$186,537	$143,475	$254,992

5. NET PRODUCT SALES BY GEOGRAPHIC REGION, PRODUCT LINE, AND GROSS PRODUCT SALES BY SIGNIFICANT CUSTOMERS

The below table presents our net product sales by geography for the years ended December 31, 2014, 2013, and 2012:

Net Product Sales by Geographic Region

	Year Ended December 31,
	2014		2013		2012
United States	$177,979	95.4%	$133,462	93.0%	$245,697	96.4%

International:
Europe (ZEVALIN only)	3,357	1.8%	3,953	2.8%	3,113	1.2%
Asia Pacific (ZEVALIN only)	5,201	2.8%	6,060	4.2%	6,182	2.4%

Total International	8,558	4.6%	10,013	7.0%	9,295	3.6%

Net product sales	$186,537	100%	$143,475	100.0%	$254,992	100.0%

Net Sales by Product

The below table presents our net product sales by product line for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014		2013		2012
FUSILEV	$105,608	56.6%	$68,397	47.7%	$204,253	80.1%
FOLOTYN	47,556	25.5%	44,370	30.9%	20,412	8.0%
ZEVALIN	22,169	11.9%	29,393	20.5%	30,327	11.9%
MARQIBO	6,328	3.4%	1,315	0.9%	—	—%
BELEODAQ	4,876	2.6%	—	—%	—	—%

Net product sales	$186,537	100.0%	$143,475	100.0%	$254,992	100.0%

Gross Product Sales by Customer

The below table presents the customers that represent 10% or more of our gross product sales in 2014, 2013, and 2012:

	Year Ended December 31,
	2014		2013		2012
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	$115,079	40.0%	$79,497	35.4%	$101,712	26.5%
McKesson Corporation and its affiliates	93,656	32.1%	44,350	19.8%	89,046	23.2%
Integrated Commercialization Solutions, Inc. (“ICS”)	*	—%	35,548	15.8%	74,461	19.4%
Cardinal Health, Inc. and its affiliates	*	—%	*	—%	60,259	15.7%
All Other Customers	75,950	27.9%	64,906	29.0%	58,339	15.2%

Gross product sales	$284,685	100.0%	$224,301	100.0%	$383,817	100.0%

*	Less than 10%

6. STOCK-BASED COMPENSATION

2009 Stock Incentive Plan

We have one active stockholder-approved stock-based compensation plan, the 2009 Incentive Award Plan (the “2009 Plan”), which replaced our former stockholder-approved plans. We may grant incentive stock options, non-qualified options, restricted stock awards, and stock appreciation rights under the 2009 Plan.

The maximum number of our common stock available for issuance under the 2009 Plan at inception was 10 million shares. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the 2009 Plan automatically increases by the greater of (i) 2.5 million shares or (ii) a number of shares such that the total number of shares of common stock available for issuance under the 2009 Plan shall equal 30% of the then number of shares of common stock issued and outstanding. As of December 31, 2014, 9.5 million shares were available for grant. It is our policy that before stock is issued through the exercise of stock options, we must first receive all required cash payment for such shares (whether through an upfront cash exercise or net-settlement exercise).

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

Stock-based awards generally vest 25% on the first anniversary of the date of grant, or for new hires, the first anniversary of their initial date of employment. Awards generally vest monthly thereafter on a straight-line basis over three years. Stock options must be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment, vested stock options may be exercised within 90 days from the last date of employment. In the event of an optionee’s death, disability, or retirement, the exercise period is 365 days from the last date of employment.

Employee Stock Purchase Plan

Under the terms of our 2009 Employee Stock Purchase Plan (the “ESPP”), eligible employees can purchase common stock through payroll deductions. The purchase price is equal to the closing price of our common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. We use the Black-Scholes option-pricing model, in combination with the discounted employee price, in determining the value of ESPP expense to be recognized during each offering period. A participant may purchase a maximum of 50,000 shares of common stock during a six-month offering period, not to exceed $25,000 worth of stock on the offering date during each plan year.

A total of 4.4 million shares of common stock are authorized for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lesser of (i) one million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.

Stock-Based Compensation Expense Summary

We classify our stock-based compensation expense (inclusive of our 2009 Plan, ESPP, and 401(k) matching) in the accompanying Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within operating expenses for years ended December 31, 2014, 2013, and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
Selling, general and administrative	$10,053	$10,762	$13,041
Research and development	1,756	2,017	1,843

Total	$11,809	$12,779	$14,884

Employee stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 8%, 8%, and 5% for the years ended December 31, 2014, 2013, and 2012.

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

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2014	2013	2012
Expected option life (in years) (a)	4.95	4.95	4.50
Risk-free interest rate (b)	0.58% - 1.52%	0.35% - 0.78%	0.34% - 0.51%
Volatility (c)	48.9% - 62.1%	58.3% -71.5%	64.2% - 73.6%
Dividend yield (d)	0%	0%	0%
Weighted-average grant-date fair value per stock option	$3.49	$4.66	$6.20

(a)	Determined by the historical stock option exercise behavior of our employees (maximum term is 10 years).
(b)	Based upon the U.S. Treasury yields in effect during the period which the options were granted (for a period equaling the stock options’ expected term).
(c)	Measured using our historical stock price for a period equal to stock options’ expected term.
(d)	We do not expect to declare any cash dividends in the foreseeable future.

Stock Option Activity

Stock option activity during the years ended December 31, 2014, 2013, and 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2011	10,185,521	$5.46
Granted	1,821,915	11.57
Exercised	(1,287,430)	4.52		$11,500	(1)
Forfeited	(316,825)	7.93
Expired	(3,916)	7.69

Outstanding — December 31, 2012	10,399,265	6.57
Granted	2,041,300	8.92
Exercised	(825,884)	4.40		$3,435	(1)
Forfeited	(202,882)	8.22
Expired	(82,581)	8.91

Outstanding — December 31, 2013	11,329,218	7.10
Granted	2,576,292	7.60
Exercised	(485,260)	4.77		$1,629	(1)
Forfeited	(557,109)	9.65
Expired	(214,039)	10.70

Outstanding — December 31, 2014	12,649,102	$7.12	6.61	$11,679	(2)

Vested (exercisable) — December 31, 2014	9,134,760	$6.62	5.66	$11,678	(2)

Unvested (unexercisable) — December 31, 2014	3,514,342	$8.42	9.07	$766	(2)

(1)	Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)	Represents the total difference between our closing stock price on the last trading day of 2014 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2014. The amount of intrinsic value will change based on the fair market value of our stock.

The following table summarizes information with respect to stock option grants as of December 31, 2014:

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.92 – 3.15	1,135,594	3.47	$2.19	1,135,594	$2.19
$3.16 – 4.95	1,673,317	4.89	4.24	1,673,317	4.24
$4.96 – 6.9	2,708,119	4.42	6.27	2,701,899	6.27
$6.91 – 8.99	4,539,130	8.41	7.86	1,983,129	8.09
$9.00 – 16.32	2,592,942	8.21	10.75	1,640,821	10.94

	12,649,102	6.61	$7.12	9,134,760	$6.62

As of December 31, 2014, there was unrecognized compensation expense of $11.4 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.54 years.

Restricted Stock Award Activity

A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested as of December 31, 2011	952,525	$10.11
Granted	586,639	11.76
Vested	(472,160)	10.26
Forfeited	(32,400)	9.57

Unvested — December 31, 2012	1,034,604	11.00
Granted	523,800	8.74
Vested	(501,660)	9.72
Forfeited	(49,625)	10.60

Unvested — December 31, 2013	1,007,119	10.09
Granted	581,194	7.52
Vested	(578,985)	10.24
Forfeited	(185,111)	9.88

Unvested — December 31, 2014	824,217	$8.22

	2014	2013	2012
Restricted stock expense	$3,830	$4,202	$6,500

As of December 31, 2014, there was approximately $4.9 million of unrecorded expense related to issued restricted stock that will be recognized over an estimated weighted average period of 2.8 years. These unvested shares are included in our issued and outstanding common stock as of December 31, 2014.

401(k) Plan – Stock Matching Contribution

We issued shares of common stock to our employees in connection with our 401(k) program, partially matching our employees’ annual 401(k) contributions, as summarized below:

	2014	2013	2012
Shares of common stock issued	133,734	99,359	56,254
Match contribution value*	$1,028	$860	$691

*	Represents our stock price on the date of the common stock issuance multiplied by the number of shares of common stock issued.

7. STOCKHOLDERS’ EQUITY

Authorized Stock

On December 13, 2010, we filed the Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock with the Delaware Secretary of State which authorized 1.5 million shares to be designated as Series B Junior Participating Preferred Stock. On June 13, 2011, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 100 million shares to 175 million shares. The amendment was filed with the Delaware Secretary of State on June 24, 2011. As of December 31, 2014, we also had five million shares of preferred stock authorized, of which 1.5 million shares were designated as Series B Junior Participating Preferred Stock and 2,000 shares were designated as Series E Convertible Voting Preferred Stock.

Stockholder Rights Agreement

On November 29, 2010, our Board of Directors approved a replacement rights agreement, effective December 13, 2010, that replaced the stockholder rights agreement which was originally adopted in 2000. This replacement rights agreement will extend until December 13, 2020. A stockholder rights agreement is designed to deter coercive, unfair, or inadequate takeovers and other abusive tactics that might be used in an attempt to gain control of our company. A stockholder rights agreement will not prevent takeovers at a full and fair price, but rather is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire our company to first negotiate with our Board of Directors.

Under the terms of the new Stockholder Rights Agreement, the rights become exercisable upon the earlier of 10 days after a person or group of affiliated or associated persons has acquired 15% or more of the outstanding shares of our common stock or 10 business days after a tender offer has commenced that would result in a person or group beneficially owning 15% or more of our outstanding common stock. These rights could delay or discourage someone from acquiring our company, even if doing so would potentially benefit our stockholders.

We currently have no stockholders who own 15% or more of the outstanding shares of our common stock. Five days after the rights become exercisable, each right, other than rights held by the person or group of affiliated persons whose acquisition of more than 15% of our outstanding common stock caused the rights to become exercisable, will entitle its holder to buy, in lieu of shares of Series B Preferred Stock, a number of shares of our common stock having a market value of twice the exercise price of the rights. After the rights become exercisable, if we are a party to certain merger or business combination transactions or transfers 50% or more of our assets or earnings power (as defined in the Stockholder Rights Agreement), each right will entitle its holder to buy a number of shares of common stock of the acquiring or surviving entity having a market value of twice the exercise price of the right.

Series E Preferred Stock

In September 2003, we received gross cash proceeds of $20 million in exchange for the issuance of 2,000 shares of our Series E Convertible Voting Preferred Stock, convertible into four million shares of common stock. As of December 31, 2014 and 2013, 20 shares of Series E Preferred Stock were outstanding. No dividends are payable on the Series E Preferred Stock. Pursuant to certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock, we have the option to redeem all of the unconverted Series E Preferred Stock outstanding at the end of a 20-day trading period if, among other things, in that period our common stock trades above $12.00 per share.

In the event we are the subject of any voluntary or involuntary liquidation, dissolution or winding up, before any distribution of our assets shall be made to the common stockholders, the holders of the Series E Preferred Stock shall be entitled to receive a liquidation preference in an amount equal to 120% of the stated value per share plus any declared and unpaid dividends thereon.

Common Stock Issuable

As of December 31, 2014, 24.9 million shares of our common stock were issuable upon conversion, or exercise of rights granted (regardless of whether in or out-of-the-money), as summarized below:

Conversion of Series E Preferred Stock	40,000
2018 Convertible Notes	11,400,000
Exercise of issued employee stock options	12,649,102
Exercise of issued warrants	445,000
Management incentive plan restricted stock units	346,500

Total common shares	24,880,602

Warrant Activity

We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents or consultants. Our outstanding warrants expire on varying dates through December 2015. A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2011	445,000	$5.04
Exercised	(50,000)	1.79

Outstanding — December 31, 2012	395,000	$5.45
Granted	50,000	7.51

Outstanding — December 31, 2013	445,000	$6.39
Granted	—	—

Outstanding — December 31, 2014	445,000	$6.39

Exercisable — December 31, 2014	445,000	$6.39

8. NET (LOSS) INCOME PER SHARE

Net (loss) income per share was computed by dividing net (loss) income by the weighted average number of common shares outstanding for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(45,719)	$(62,134)	$94,201
Weighted average shares—basic	64,708,163	60,729,128	58,588,916
Net (loss) income per share—basic	$(0.71)	$(1.02)	$1.61
Weighted average shares—diluted	64,708,163	60,729,128	64,637,256
Net (loss) income per share—diluted	$(0.71)	$(1.02)	$1.46

The following summarizes the amounts used in computing basic and diluted net income per share, for the year ended 2012:

	Net Income (numerator)	Weighted- Average Shares Outstanding (Denominator)	Net Income Per Share
Year Ended December 31, 2012
Basic net income per share:	$94,201	58,588,916	$1.61

Diluted net income per share:
Dilutive preferred shares		40,000
Dilutive common stock options		4,749,299
Incremental common stock assumed issued on exercise of in-the-money warrants		224,437
Unvested restrictive stock awards		1,034,604

Diluted net income per share	$94,201	64,637,256	$1.46

Certain of our outstanding securities were excluded from the above calculation of net loss per share, using the treasury stock and if-converted method, as applicable, because their impact would have been anti-dilutive due to net loss per share:

	Year Ended December 31,
	2014	2013	2012
2018 Convertible Notes	11,401,284	343,600	—
Common stock options	2,173,916	2,934,625	—
Restricted stock awards	824,217	1,007,119	—
Common stock warrants	120,702	160,816	—
Preferred stock	40,000	40,000	—

Total	14,560,119	4,486,160	—

9. FAIR VALUE MEASUREMENTS

The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among three fair value measurement categories:

	December 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$244	$—	$244
Money market currency funds	—	66,945	—	66,945
Equity securities	9,959	—	—	9,959
Mutual funds	—	3,062	—	3,062
Deferred compensation investments, including life insurance cash surrender value	—	6,958	—	6,958

	$9,959	$77,209	$—	$87,168

Liabilities:
Deferred executive compensation liability	—	4,694	—	4,694
Deferred development costs	—	—	15,785	15,785
Ligand Contingent Consideration	—	—	4,901	4,901
Talon CVR	—	—	2,379	2,379
Corixa Liability	—	—	62	62

	$—	$4,694	$23,127	$27,821

	December 31, 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$410	$—	$410
Money market currency funds		100,395	—	100,395
Mutual funds	—	3,061	—	3,061
Deferred compensation investments, including life insurance cash surrender value	—	5,361	—	5,361
Equity securities	3,593	—	—	3,593

	$3,593	$109,227	$—	$112,820

Liabilities:
Deferred executive compensation liability	—	3,949	—	3,949
Deferred development costs	—	—	17,742	17,742
Ligand Contingent Consideration	—	—	4,000	4,000
Talon CVR	—	—	4,329	4,329

	$—	$3,949	$26,071	$30,020

We did not have any transfers between Levels 1 and 2 for all periods presented. The following presents a roll forward of our liabilities for which we utilize Level 3 inputs in determining period-end value. These liabilities are included on our Consolidated Balance Sheets within “acquisition related contingent obligations” and “drug development liability, less current portion”. The basis of the Level 3 inputs utilized are discussed in the referenced Notes to these Consolidated Financial Statements for each.

Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, excluding acquisition related contingent consideration liabilities, approximate their related fair values due to their short-term nature.

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2012	$14,520
Transfers in (out)	—
Deferred development costs	5,509
Deferred payment contingency	(2,287)
Ligand Contingent Consideration	4,000
Talon CVR	4,329

Balance at December 31, 2013	$26,071
Transfers in (out)	—
Deferred development costs (see Note 14)	(1,957)
Deferred payment contingency (see Note 14)	—
Ligand Contingent Consideration (see Note 10(b))	901
Talon CVR (see Note 10(a))	(1,950)
Corixa Liability (see Note 15(b)(i))	62

Balance at December 31, 2014	$23,127

10. BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION

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

Talon CVR Fair Value as of December 31, 2014 and December 31, 2013

The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Consolidated Statements of Operations, and the CVR is presented at each reporting period within “acquisition-related contingent obligations” within long-term liabilities on the accompanying Consolidated Balance Sheets .

Fair Value of Talon CVR
December 31, 2013	$4,329
Fair value adjustment for the year ended December 31, 2014	(1,950)

December 31, 2014	$2,379

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

The acquired intangible assets consisted of (i) developed technology and in-process research and development (“IPR&D”) for MARQIBO treatment of acute lymphoblastic leukemia (“ALL”) and (ii) MARQIBO treatment of non-Hodgkin’s lymphoma (“NHL”) and other potential indications, as summarized in the table below:

	Value of Intangible Assets Acquired	Amortization Period*
Developed technology —MARQIBO for ALL	$26,900	81 months
IPR&D —MARQIBO for NHL and other potential indications	17,600	(1)

Total identifiable intangible assets	$44,500

*	Recognized on a straight-line basis.
(1)	IPR&D is an intangible asset classified as indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. IPR&D is not amortized during this period, but is periodically tested for impairment.

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

(b) Acquisition of Rights to Captisol-Enabled ® MELPHALAN

Overview of Acquisition of Rights to C-E MELPHALAN

In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled®, propylene glycol-free MELPHALAN (“C-E MELPHALAN”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”) for an initial license fee of $3.0 million.

We accounted for this transaction as a business combination, which requires that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values, which involves our estimates of future discounted cash flows as of the transaction date.

We are required to pay Ligand additional amounts up to an aggregate $66.0 million, upon the achievement of certain regulatory milestones and net sales thresholds (“Ligand Contingent Consideration”), and we also assumed full financial responsibility for its ongoing clinical and regulatory development program. We also must pay royalties of 20% on our future net sales of C-E MELPHALAN in all territories.

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

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and are therefore classified as Level 3 inputs, which assumes that FDA approval of C-E MELPHALAN will occur on or about December 31, 2015. Upon receipt of FDA approval, we will be obligated to make a milestone payment of $6.0 million to Ligand.

Ligand Contingent Consideration Fair Value

The Ligand Contingent Consideration fair value will continue to be evaluated on a quarterly basis. Any changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to Ligand Contingent Consideration fair value are recognized within “fair value of contingent consideration related to acquisitions” in the accompanying Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2013	$4,000
Fair value adjustment for year ended December 31, 2014	901

December 31, 2014	$4,901

(c) Allos Acquisition

We acquired Allos Therapeutics, Inc. (“Allos”) on September 5, 2012, which was accounted for as a business combination. Our total cash consideration for this acquisition was $205.2 million, through which we acquired FOLOTYN distribution rights. We have no contingent consideration obligations as part of this transaction.

11. OUT-LICENSE OF MARQIBO, ZEVALIN, & C-E MELPHALAN IN CHINA TERRITORY

Overview of CASI Out-License

On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, C-E MELPHALAN (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for the rights related to ZEVALIN and C-E MELPHALAN and a secured promissory note for the rights related to MARQIBO. Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues securities.

CASI will be responsible for the development and commercialization of these three drugs, including the submission of import drug registration applications to regulatory authorities and conducting any confirmatory clinical studies in greater China. We will provide CASI with future commercial supply of the CASI Out-Licensed Products under typical market terms.

Proceeds Received

The proceeds we received, and its fair value on the CASI Out-License execution date, consisted of the following:

CASI common stock (a) (5.4 million shares)	$8,649	(a)
CASI secured promissory note due March 17, 2016, net of fair value discount (b) ($1.5 million face value and 0.5% annual coupon)	1,310	(b)

Total consideration received	$9,959	(c)

•	Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $8.5 million as of December 31, 2014 within “other assets” (rather than “marketable securities”) on our accompanying Consolidated Balance Sheets. The change in the value of these securities at each reporting period is included in “other comprehensive income (loss), net” on the accompanying Consolidated Statement of Comprehensive Income (Loss).

•	Present value estimated using the terms of the $1.5 million promissory note, and the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014.

•	Presented within “deferred revenue” in the accompanying Consolidated Balance Sheets as of December 31, 2014.

In addition, CASI will be responsible for paying any royalties or milestones that we are obligated to pay to our third-party licensors resulting from the achievement of certain milestones and/or sales of CASI Out-Licensed Products, but only to the extent of the greater China portion of such royalties or milestones.

Recognition of Proceeds – License Fee Revenue

The $10.1 million value (undiscounted) of the upfront proceeds that we received from CASI are expected to be recognized in 2015 within “license fees and service revenue” through our Consolidated Statements of Operations. The timing of this revenue recognition will correspond with the pending execution of supply agreements with CASI. The pending supply agreements will allow CASI to procure CASI Out-Licensed Products directly from third parties (at their option), and in such case, will not require our future involvement for their supply.

12. REVOLVING LINE OF CREDIT

We entered into a credit agreement on September 5, 2012 with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender (the “Credit Agreement”). The Credit Agreement provided us with a committed $50 million revolving line of credit facility (the “Credit Facility”). The Credit Facility was repaid in full, then immediately terminated, on December 20, 2013 in connection with the sale and issuance of our 2018 Convertible Senior Notes (see Note 13).

We recognized $1.2 million and $0.5 million within “interest expense” in 2013 and 2012, respectively, for this retired Credit Facility on the accompanying Consolidated Statement of Operations.

13. CONVERTIBLE SENIOR NOTES

On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price is subject to adjustment under certain limited circumstances. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2014. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.

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

Prior to June 15, 2018, holders may convert all or a portion of their 2018 Convertible Notes only under any of the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of 2018 Convertible Notes for such trading day was less than 98% of the product of (i) the last reported sale price of our common stock on such trading day and (ii) the applicable conversion rate on such trading day; (3) upon the occurrence of certain corporate transactions; and (4) at any time prior to our stockholders’ approval to settle the 2018 Convertible Notes in our common shares and/or cash. On and after June 15, 2018, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2018 Convertible Notes.

As of December 31, 2014, the 2018 Convertible Notes are eligible to be converted into common stock, based on the above element (4) being met, since our stockholders’ approval of this flexible settlement feature has not yet occurred.

We initially may only settle conversions of the 2018 Convertible Notes by delivering shares of our common stock. However, if we obtain stockholder approval, we may, at our election, settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock.

The carrying value of the 2018 Convertible Notes as of December 31, 2014 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(23,702)

December 31, 2014	$96,298

As of December 31, 2014, the estimated aggregate fair value of the 2018 Notes is $113.2 million, which is less than its principal amount of $120 million, largely since the conversion feature of the 2018 Notes was, and remains, out-of-the money. This estimated fair value represents a Level 2 measurement (see Note 2(xiii)) based upon its December 31, 2014 quoted bid price in a thinly-traded market.

The following table sets forth the components of total “interest expense, net” recognized in the accompanying Consolidated Statements of Operations for the 2018 Convertible Notes for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Contractual coupon interest expense	$3,300	$73
Amortization of debt issuance costs	599	43
Accretion of debt discount	4,818	101

Total	$8,717	$217
Effective interest rate	8.66%	8.59%

14. MUNDIPHARMA AGREEMENT

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

We recorded the initial September 2012 fair value of the related drug development liability of $12.3 million, using the discounted cash flow method of the income approach. The fair value of this liability was determined to be $15.8 million as of December 31, 2014 (inclusive of the $7.0 million payment received from Mundipharma). This value is included in the current and long-term portions of “drug development liability” within the accompanying Consolidated Balance Sheets, and it includes our assumptions about personnel needed to perform these research and development activities, third party costs for projected clinical trial enrollment, and patient treatment-related follow up through approximately 2031.

We will assess this liability at each subsequent reporting date and record its adjustment through “research and development” expense in our Consolidated Statements of Operations.

	Year Ended December 31,
	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2013	$3,119	$14,623	$17,742
Transfer from long term to current in 2014	(21)	21	—
(Less): Expenses incurred in 2014	(1,957)	—	(1,957)

Balance at December 31, 2014	$1,141	$14,644	$15,785

15. COMMITMENTS AND CONTINGENCIES

(a) Facility and Equipment Leases

We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring May 31, 2019. We also lease our research and development and administrative facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019, in addition to several other administrative office leases. Each lease agreement contains scheduled rent increases which are accounted for on a straight-line basis. Our total rental expense in 2014, 2013, and 2012 was $1.9 million, $1.2 million, and $0.9 million, respectively.

Our future minimum lease payments are as follows:

Year ending December 31,	Operating Lease Minimum Payments
2015	$1,210
2016	1,150
2017	1,120
2018	1,155
2019	460

$5,095

(b) Licensing Agreements, Co-Development Agreements and Milestone Payments

Our drug candidates are being developed pursuant to license agreements that provide us with territory-specific rights to its manufacture, sublicense, and sale. We are generally responsible for all development costs, patent filings and maintenance costs, sales and marketing costs, and liability insurance costs. We are also obligated to make certain milestone payments to third parties upon the achievement of regulatory and sales milestones that are specified in these license agreements. We estimate and present a corresponding liability on our Consolidated Balance Sheets when amounts are probable and reasonably estimable. In addition, we are obligated to pay royalties based on our current and future net sales of in-licensed products. Our most significant of these agreements for our commercialized products and products in development are listed and summarized below:

(i) ZEVALIN U.S.: In-Licensing and development in the U.S.

In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S. as the result of a transaction with a third-party, Cell Therapeutics, Inc. (“CTI”) through our wholly-owned subsidiary, RIT Oncology LLC (“RIT”).

In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying December 31, 2014 Consolidated Balance Sheet. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-single digits to Corixa.

(ii) ZEVALIN Ex-U.S.: In-License and Asset Purchase Agreement with Bayer Pharma

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

(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s

Effective June 27, 2014, we executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), for the distribution rights of ZEVALIN within India. The agreement term is fifteen years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. On December 17, 2014, upon the execution of a supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and was paid to us in February 2015. This upfront payment will be recognized on a straight line basis, upon the first delivery of ZEVALIN product to Dr. Reddy’s within “license fee and service revenue” (aggregating $3 million) on the Consolidated Statement of Operations. Additionally, sales and regulatory milestones will become due to us as they are achieved by Dr. Reddy’s, as well as a 20% royalty on their net sales of ZEVALIN in India.

(iv) FUSILEV: Amended and Restated In-License Agreement with Merck & Cie AG

In May 2006, we amended and restated a license agreement with Merck & Cie AG (“Merck”), which we assumed in connection with our March 2006 acquisition of the assets of Targent. Pursuant to the license agreement with Merck, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how to develop, manufacture, use, and sell FUSILEV in the field of oncology in North America in return for a royalty percentage (in the mid-single digits) of net sales. Merck is eligible to receive a $0.2 million payment from us upon the achievement of a FDA approval of an oral form of FUSILEV. This milestone has not yet been met, and no amounts have been accrued in our accompanying Consolidated Balance Sheets for its potential achievement.

(v) FOLOTYN: In-License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute

In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International, and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary in September 2012, we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and have sole responsibility for all commercialization activities. In addition, we pay graduated royalties to our licensors based on our (including sub licensees) worldwide annual net sales of FOLOTYN. Royalties are 8% of annual worldwide net sales up to $150 million; 9% of annual worldwide net sales of $150 million through $300 million; and 11% of annual worldwide net sales in excess of $300 million.

(vi) FOLOTYN: Out-License Agreement with Mundipharma

We have out-licensed FOLOTYN distribution rights to Munidpharma. We may receive regulatory milestone payments of up to $16 million and commercial progress and sales-dependent milestone payments of up to $107 million. We also receive tiered double-digit royalties based on Mundipharma’s net sales of FOLOTYN within their licensed territories.

(vii) C-E MELPHALAN: In-License Agreement with Cydex Pharmaceuticals, Inc.

In March 2013, we completed the acquisition of exclusive global development and commercialization rights to C-E MELPHALAN from Ligand (see Note 10(b)). In April 2014, we reported that C-E MELPHALAN had met its primary endpoint in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma, and as a result, we filed an NDA with the FDA in December 2014.

We assumed full responsibility for its ongoing clinical and regulatory development program. We are required to pay Ligand additional amounts of up to $66 million, upon achievement of certain regulatory milestones and net sales thresholds, which we have valued at $4.9 million and $4.0 million within “acquisition-related contingent obligations” in our accompanying Consolidated Statements of Operations as of December 31, 2014 and December 31, 2013, respectively. We will also pay royalties of 20% on our net sales of licensed products in all territories.

(viii) MARQIBO: Agreement with Talon Therapeutics, Inc.

In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 10(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Consolidated Balance Sheets as a $2.4 million and $4.3 million liability within “acquisition-related contingent obligations” as of December 31, 2014 and December 31, 2013, respectively. The CVR has a maximum payout of $195 million if all sales and regulatory approval milestones are achieved.

(ix) APAZIQUONE: License Agreement with Allergan, Inc.

In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for APAZIQUONE. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013).

In January 2013, we entered into a second amendment to the license, development, supply and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S., Europe, and other territories in exchange for a tiered single-digit royalty on net sales of certain products containing APAZIQUONE, and relieved Allergan of its development and commercialization obligations.

As a result of this amendment to the agreement, Allergan has no remaining obligations to us. Additionally, we will be obligated to pay any royalties to certain licensors of underlying intellectual property, as well as to provide indemnification of Allergan for claims arising from the manufacture, development, or commercialization of pharmaceutical products containing APAZIQUONE by us.

(x) APAZIQUONE: Collaboration Agreement with Nippon Kayaku Co. LTD.

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

Pursuant to the terms of this agreement, Nippon Kayaku paid us an upfront fee of $15 million (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). Nippon Kayaku is also obligated to make additional payments to us based on the achievement of certain development, regulatory and commercialization milestones. Under the terms of the agreement, we are entitled to payment of $10 million and $126 million upon achievement of certain regulatory and commercialization milestones, respectively. Also, Nippon Kayaku has agreed to pay us royalties based on a percentage of net sales of the subject products in the defined territory in the mid-teen digits.

(xi) BELEODAQ: In-Licensing and Collaboration Agreement with TopoTarget

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

Under continuing terms, all development, including studies, will be conducted under a joint development plan, which we will fund 70% of such costs, and TopoTarget will fund 30%. We have final decision-making authority for all developmental activities in North America and India (and China upon exercise of our option). TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. In February 2014, upon FDA acceptance of our new drug application, we issued 1.0 million shares of our common stock, and made a $10.0 million milestone payment to TopoTarget. The aggregate payout value of this first milestone at achievement was $17.8 million, and is recognized within “research and development” of the accompanying Consolidated Statement of Operations for the year ended December 31, 2014.

In July 2014, we received approval from the FDA for BELEODAQ’s use for injection for the treatment of PTCL, and as a result, we paid a second milestone payment to TopoTarget of $25.0 million in November 2014, which we capitalized as an amortizable intangible asset. Other potential milestone payments due upon BELEODAQ regulatory achievements and sales thresholds (aggregating $278.0 million) are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.

We will pay TopoTarget future royalties in the mid-teen digits based on our net sales of BELEODAQ. The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory with certain provisions surviving, unless earlier terminated in accordance with its terms.

(xii) SPI-2012: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company

In January 2012, we entered into a co-development and commercialization agreement, as amended in March 2014, and in October 2014 we entered into a License, Development and Supply Agreement with Hanmi Pharmaceutical Co., Ltd. (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. Under the terms of the agreement, as amended, we have primary financial responsibility for the SPI-2012 development plan. We have worldwide rights, except for Korea, China, and Japan. We will also be responsible for milestone payments related to SPI-2012 regulatory approvals and sales thresholds (aggregating $238 million), which are not included within “total liabilities” in our accompanying Consolidated Balance Sheets. We will pay Hamni royalties in the mid-teen digits on our net sales of SPI-2012.

(xiii) Poziotinib: In-Licensing Agreement with Hanmi

In February 2015, we executed an in-license agreement with Hanmi Pharmaceutical Co., Ltd for Poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, for an upfront payment. Poziotinib has shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal and lung cancers. Under the terms of this agreement, we received the exclusive rights to commercialize this drug, excluding Korea and China. Hanmi, and its development partners, will bear full responsibility for the on-going Phase 2 trials, and we will bear full financial responsibility of its development thereafter. We will pay Hanmi future regulatory and sales-dependent milestones (aggregating $358 million), which are not included within “total liabilities” in our accompanying Consolidated Balance Sheets. We will pay Hanmi royalties in the low to mid-teen digits on our net sales of Poziotinib.

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

(d) Supply Agreements

We have entered into certain supply agreements, or have issued purchase orders, which require us to make minimum purchases from vendors for the manufacture of our products. These commitments do not exceed our planned commercial requirements (except for certain amounts accrued for within the accompanying Consolidated Financial Statements), and the contracted prices do not exceed their fair market value.

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

The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At December 31, 2014 and December 31, 2013, this DC Plan liability was $4.7 million and $3.9 million, respectively, and is included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets.

(g) Litigation

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

FUSILEV ANDA Litigation

On January 20, 2012, March 2, 2012, June 18, 2014, and January 23, 2015 respectively, we filed suit against Sandoz Inc., Innopharma Inc., Ben Venue Laboratories, Inc., and Amneal Pharmaceuticals, Inc. respectively, following Paragraph IV certifications in connection with their filing separate ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs incurred in such matters. On December 9, 2013, three Mylan entities collaborating with Innopharma were joined to Innopharma case. On November 24, 2014 the complaint in the Ben Venue case was amended to substitute the original defendant Ben Venue Laboratories, Inc. with successors West-Ward Pharmaceutical Corp. and Eurohealth International SARL. A trial took place in the Sandoz case from January 12, 2015 through January 20, 2015 in the U.S. District Court for the District of Nevada and on February 20, 2015 the district court found the asserted claims of the patent covering FUSILEV invalid. On February 27, 2015 the Company filed its Notice of Appeal. On March 6, 2015 the Court of Appeals for the Federal Circuit temporarily enjoined Sandoz from launching its proposed levo-leucovorin products pending the court’s decision on Spectrum’s motion for an injunction pending appeal. The ultimate outcome of these proceedings is uncertain.

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

Shareholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint. On September 19, 2014, Arkansas Teacher Retirement System filed an opposition to our motion to dismiss. On October 17, 2014, we filed a reply in support of our motion to dismiss.

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

The 340B price is a discounted price for covered outpatient drugs that manufacturers participating in Medicaid (which includes us) agree to make available to certain providers that participate in the 340B drug discount program (“Covered Entities”). We continue to investigate this matter in order to properly respond to HRSA. Nonetheless, we believe that our pricing to Covered Entities has complied with all applicable legal requirements. Since we only make provisions for liabilities when it is both probable that a liability has been incurred, and the amount can be reasonably estimated, we have not recorded a liability for this pending matter as of December 31, 2014.

16. INCOME TAXES

The components of (loss) income before (provision) benefit for income taxes are as follows:

	For the Years Ended December 31,
	2014	2013	2012
United States	$(37,327)	$(30,437)	$82,165
Foreign	(6,205)	(6,199)	(2,235)

Total	$(43,532)	$(36,636)	$79,930

The provision (benefit) for income taxes consist of the following:

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$1,529	$(8,357)	$16,222
State	126	(691)	3,412
Foreign	29	—	—

	$1,684	$(9,048)	$19,634
Deferred:
Federal	495	36,183	(24,013)
State	7	(1,637)	(9,892)
Foreign	—	—	—

	502	34,546	(33,905)

Total income tax provision (benefit)	$2,186	$25,498	$(14,271)

The 2014 income tax provision includes $1.5 million related to the correction of our prior year estimates of carryback of federal net operating losses, book tax differences on acquisition-related liabilities, and credits ineligible for offset against federal income taxes. Management has evaluated the materiality of these adjustments quantitatively and qualitatively, and has concluded that the corrections are immaterial to the accompanying Consolidated Financial Statements, taken as a whole.

The income tax provision (benefit) differs from that computed using the federal statutory rate applied to income before taxes as follows:

	2014	2013	2012
Tax provision (benefit) computed at the federal statutory rate	$(15,236)	$(12,822)	$27,975
State tax, net of federal benefit	66	(246)	2,442
Expired tax attributes	—	—	—
Research credits	(2,134)	(2,254)	(2,129)
Benefits from credit study	—	—	(4,148)
Common stock warrant liability	—	—	—
Transaction costs	(11)	880	1,497
Officers compensation	1,895	2,178	2,908
Stock based compensation	299	501	134
Permanent items and other	21,742	(1,080)	2,111
Domestic manufacturing deduction	(630)	767	(1,262)
Tax differential on foreign earnings	1,570	1,123	382
Change in tax rate	(519)	(283)	338
Valuation allowance	(4,856)	36,734	(44,519)

Income tax provision (benefit)	$2,186	$25,498	$(14,271)

On December 17, 2014 President Obama signed the Tax Increase Prevention Act., which reinstated the U.S. federal research and development tax credit retroactively from January 1, 2014 through December 31, 2014. The tax benefit resulting from such reinstatement is reflected in our 2014 tax provision.

Significant components of our deferred tax assets as of December 31, 2014 and 2013 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets no longer meets the “more-likely-than-not” threshold under GAAP.

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$40,505	$46,482
Research credits	9,045	8,066
Stock based compensation	3,703	3,486
Deferred revenue	1,893	58
Development costs	5,950	6,495
Returns and allowances	4,161	3,117
Other, net	9,082	5,551

Total deferred tax assets before valuation allowance	74,339	73,255
Valuation allowance	(45,983)	(49,586)

Total deferred tax assets	28,356	23,669
Deferred tax liabilities:
Basis difference in debt	(907)	(1,082)
Depreciation and amortization differences	(34,088)	(28,096)

Net deferred tax (liability) asset	$(6,639)	$(5,509)

At December 31, 2014 and 2013, we recorded a valuation allowance of $46 million and $49.6 million, respectively. The valuation allowance decreased by $3.6 million and increased by $47.8 million, as compared to the prior year periods. The decrease in the valuation allowance in 2014 was due to a $17.2 million adjustment to write off deferred tax assets acquired from Talon that were determined not to be realizable.

At December 31, 2014, we had federal and state net operating loss carryforwards of approximately $106.1 million and $114.4 million, respectively. We have approximately $9.1 million of foreign loss carryforwards that will begin to expire in 2022. The federal and state loss carry forwards begin to expire in 2018 and 2015, respectively, unless previously utilized. At December 31, 2014, we had federal and state tax credits of approximately $10.2 million and $2.4 million, respectively. The federal tax credit carryovers begin to expire in 2027 unless previously utilized. The state research and development credit carryforwards have an indefinite carryover period.

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

Accounting guidance clarifies the accounting for uncertain tax positions and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the authoritative guidance addresses the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized.

The following tabular reconciliation summarizes activity related to unrecognized tax benefits:

	2014	2013	2012
Balance at beginning of year	$2,212	$5,482	$3,928
Adjustments related to prior year tax positions	(915)	(200)	(527)
Increases related to current year tax positions	647	648	2,515
Decreases due to settlements	—	(1,227)	(434)
Decreases related to prior year tax positions	—	(2,491)	—

Balance at end of year	$1,944	$2,212	$5,482

During 2014, we continue to believe that our tax positions meet the more-likely-than-not standard required under the recognition phase of the authoritative guidance. However, we consider the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above.

Approximately $0.7 million, $0.3 million and $5.2 million of the total unrecognized tax benefits as of December 31, 2014, 2013 and 2012, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2009. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data (unaudited) for the year ended December 31, 2014 and 2013 is presented below:

	Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 31
2014:
Total revenues	$40,124	$46,855	$47,990	$51,861
Operating loss	$(24,414)	$(1,396)	$(4,127)	$(1,632)
Net loss	$(27,641)	$(3,563)	$(11,539)	$(2,976)
Net loss per share, basic	$(0.44)	$(0.06)	$(0.18)	$(0.05)
Net loss per share, diluted	$(0.44)	$(0.06)	$(0.18)	$(0.05)
2013:
Total revenues	$38,667	$33,232	$42,439	$41,516
Operating loss	$(6,457)	$(12,529)	$(13,287)	$(6,512)
Net loss	$(5,435)	$(9,721)	$(7,812)	$(39,166)
Net loss per share, basic	$(0.09)	$(0.16)	$(0.13)	$(0.63)
Net loss per share, diluted	$(0.09)	$(0.16)	$(0.13)	$(0.63)

Net loss per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our principal executive officer and principal financial officer have provided certifications filed as Exhibits 31.1 and 32.1, and 31.2, and 32.2, respectively. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by those certifications.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework) (“2013 COSO”).

Based on our management’s assessment, we have concluded that as of December 31, 2014, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting. Deloitte & Touche LLP’s report appears within Item 9A in this Annual Report on Form 10-K and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

(b) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(c) Changes in Internal Control Over Financial Reporting

Remediation of material weakness identified as of December 31, 2013 and 2012:

As disclosed in Item 9A of our 2013 and 2012 Annual Reports on Form 10-K, and in our Quarterly Reports on Form 10-Q filed during the 2014 fiscal year, we identified a material weakness in our internal controls over financial reporting as of December 31, 2013 and 2012. This internal control failure related to (i) ineffective design and operation of controls over our process of estimating the required period-end accruals for services performed under open purchase orders, which resulted in overstated operating expenses and accrued liabilities in multiple reporting periods in, and prior to, 2013; and (ii) ineffective design and operation of controls over our identification and recording of liabilities for vendor invoices received subsequent to year-end that related to our 2013 activities, which would have resulted in understated operating expenses and accrued liabilities, if left uncorrected.

Notwithstanding our material weakness as of December 31, 2013 and 2012, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

During 2014, we executed our remediation plan for this material weakness, as previously disclosed in Item 9A of our 2013 Annual Report on Form 10-K. Our 2014 remediation activities involved numerous enhancements to our financial accounting processes, including the hiring additional experienced accounting personnel and expanding training for our accounting personnel, as well as modifying and expanding our internal controls over our recording of complete and accurate period-end accruals. We tested such newly established policies, procedures, and control activities designed to address the above-described material weakness. As a result, we believe that this material weakness was remediated as of December 31, 2014.

There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than completion of the actions taken to remediate the material weakness which existed as of December 31, 2013 and 2012, as described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Spectrum Pharmaceuticals, Inc.

Henderson, Nevada

We have audited the internal control over financial reporting of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Costa Mesa, California
March 13, 2015

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2015 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2015.

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

The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:

Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012

Notes to the Consolidated Financial Statements

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012.

(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2014, 2013, and 2012

		Additions (Reductions)
Description	Balance at Beginning of Period	Additions (Recovery) to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2014
Allowance for doubtful accounts	$206	$(85)	—	$(1)	$120
Year ended December 31, 2013
Allowance for doubtful accounts	$228	$11	—	$(33)	$206
Year ended December 31, 2012
Allowance for doubtful accounts	$471	$(128)	—	$(115)	$228

(1)	Deductions represent the actual write-off of accounts receivable balances.

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

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated August 15, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.1 to Cell Therapeutics, Inc.’s Form 8-K, No. 001-12465, as filed with the Securities and Exchange Commission on August 21, 2007, and incorporated herein by reference.)

2.2	First Amendment to Asset Purchase Agreement, dated December 9, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc. (Filed as Exhibit 10.48 to Cell Therapeutics, Inc.’s Form 10K, No. 001-12465, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.)

2.3#	License and Asset Purchase Agreement between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG, dated January 23, 2012. (Filed as Exhibit 2.1 to Form 10-Q, as filed with the Securities and Exchange Commission on April 27, 2012, and incorporated herein by reference.)

2.4	Agreement and Plan of Merger, dated as of April 4, 2012, by and among Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement. (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

2.5	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC. (Filed as Exhibit 2.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.6	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc. (Filed as Exhibit 2.2 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.7	Contingent Value Rights Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and Corporate Stock Transfer Inc. as rights agent. (Filed as Exhibit 2.3 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.8	Exchange Agreement, dated July 16, 2013, by and among Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto. (Filed as Exhibit 2.4 to Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

3.1	Certificate of Incorporation, as amended through June 24, 2011. (Filed as Exhibit 3.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 3.2 to Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2012, and incorporated herein by reference.)

4.1	Rights Agreement, dated as of December 13, 2010, between Spectrum Pharmaceuticals, Inc. and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

4.2+	Registration Rights and Stockholder Agreement, dated as of February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.

4.3	Indenture, dated as of December 23, 2013, by and between Spectrum Pharmaceuticals, Inc. and Wilmington Trust, National Association, dated as of December 23, 2013. (Filed as Exhibit 4.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

4.4	Form of Note for Spectrum Pharmaceuticals, Inc.’s 2.75% Convertible Senior Notes due 2018. (Filed as Exhibit 4.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.1	Sublease Agreement, dated as of December 2, 2010, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.2	First Amendment to Sublease Agreement, dated November 16, 2011, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.2 to Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

10.3	Second Amendment to Sublease Agreement, dated November 12, 2012, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.10 to Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2013, and incorporated herein by reference.)

10.4	Industrial Lease Agreement, dated as of January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.6+	Second Amendment, dated March 7, 2006, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.

10.7+	Third Amendment, dated February 12, 2006, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.

10.8	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.9+	Fifth Amendment, dated November 21, 2013, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.

10.10+	Sixth Amendment, dated January 31, 2014, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.

10.11	Lease Agreement, dated April 7, 2014, by and between Spectrum Pharmaceuticals, Inc. and 11500 South Eastern Avenue, LLC. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2014 and incorporated herein by reference.)

10.12	Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among Spectrum Pharmaceuticals, Inc. and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

10.13*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10.14*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10.15*	2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.16*	Long-Term Retention and Management Incentive Plan. (Filed as Exhibit 10.36 to Form 10-Q, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.17*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

10.18*	Executive Employment Agreement by and between Spectrum Pharmaceuticals, Inc. and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.19*	First Amendment to Executive Employment Agreement, dated as of April 17, 2014, by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya. (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on August 8, 2014 and incorporated herein by reference.

10.20*	Form of Change in Control Severance Agreement. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2014, and incorporated herein by reference.)

10.21*	Form of Indemnity Agreement of Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.32 to Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.22*	2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.23*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.24*	Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.25*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012). (Filed as Exhibit 10.2 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.26*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.27#	License and Collaboration Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 10.37 to Form 10-K, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.28#	Amendment to License and Collaboration Agreement, dated October 3, 2013, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 99.1 to Form 8-K/A, as filed with the Securities and Exchange Commission on November 18, 2013, and incorporated herein by reference.)

10.29#	License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.1 to Allos Therapeutics, Inc.’s Form 10-Q/A, File No. 000-29815, as filed with the Securities and Exchange Commission on August 17, 2012, and incorporated herein by reference.)

10.30#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.13.1 to Allos Therapeutics, Inc.’s Form 10-K, File No. 000-29815, as filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.)

10.31#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.3 to Allos Therapeutics, Inc.’s Form 10-Q, File No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.32#	Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited (Filed as Exhibit 10.1 to Form 10-Q, File No. 001-35006, as filed with the Securities and Exchange Commission on August 9, 2013, and incorporated herein by reference.)

10.33#	Amended and Restated Supply Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company (Filed as Exhibit 10.2 to Form 10-Q, File No. 001-35006, as filed with the Securities and Exchange Commission on August 9, 2013, and incorporated herein by reference.)

10.34	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.8 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.35	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.9 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.36#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited. (Filed as Exhibit 10.11 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.37#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline. (Filed as Exhibit 10.12 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.38	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.39#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of Spectrum Pharmaceuticals, Inc.. (Filed as Exhibit 10.14 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.40	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.16 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.41	First Amendment to License Agreement, dated as of June 20, 2014, by and between Spectrum Pharmaceuticals, Inc. and Merck Eprova AG. (Filed as Exhibit 99.1 to Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2014, and incorporated herein by reference).

10.42	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.17 to Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.43#	License Agreement, dated March 8, 2013, by and between Spectrum Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc. (Filed as Exhibit 10.1 to Form 10-Q, as filed with the Securities and Exchange Commission on May 9, 2013, and incorporated herein by reference.)

10.44	Purchase Agreement, dated as of December 17, 2013, by and among Spectrum Pharmaceuticals, Inc., Jefferies LLC and RBC Capital Markets, LLC. (Filed as Exhibit 10.1 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.45	Base Call Option Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.2 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.46	Base Warrant Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.3 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.47	Additional Call Option Transaction Confirmation, dated as of December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.4 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.48	Additional Warrant Transaction Confirmation, dated as of December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.5 to Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

21.1+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

23.2+	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (included in the signature page.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+	Filed herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections or otherwise incorporated by reference.