Form 10-Q
period 2015-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2015-05-08
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, 66,995,054 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015
Item 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$123,365	$129,942
Marketable securities	3,308	3,306
Accounts receivable, net of allowance for doubtful accounts of $164 and $120, respectively	68,755	70,758
Other receivables	7,914	5,489
Inventories	9,079	9,200
Prepaid expenses	3,375	3,774
Deferred tax assets	170	—
Total current assets	215,966	222,469
Property and equipment, net of accumulated depreciation	1,313	1,405
Intangible assets, net of accumulated amortization	214,606	230,100
Goodwill	17,949	18,195
Other assets	18,808	17,864
Total assets	$468,642	$490,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$82,153	$84,994
Accrued payroll and benefits	4,378	8,444
Deferred revenue	17,045	9,959
Drug development liability	1,141	1,141
Acquisition-related contingent obligations	5,091	4,901
Total current liabilities	109,808	109,439
Drug development liability, less current portion	13,978	14,644
Deferred revenue, less current portion	416	—
Acquisition-related contingent obligations, less current portion	2,751	2,441
Deferred tax liability	6,808	6,569
Other long-term liabilities	6,944	6,088
Convertible senior notes	97,568	96,298
Total liabilities	238,273	235,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 66,905,839 and 65,969,699 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	66	66
Additional paid-in capital	541,157	538,553
Accumulated other comprehensive loss	(2,077)	(850)
Accumulated deficit	(308,900)	(283,338)
Total stockholders’ equity	230,369	254,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,642	$490,033
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product sales, net	$38,413	$40,096
License fees and service revenue	205	28
Total revenues	$38,618	$40,124
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	7,071	6,278
Selling, general and administrative	23,335	23,403
Research and development	15,851	29,497
Amortization and impairment of intangible assets	14,022	5,360
Total costs and operating expenses	60,279	64,538
Loss from operations	(21,661)	(24,414)
Other expenses:
Interest expense, net	(2,228)	(2,067)
Change in fair value of contingent consideration related to acquisitions	(500)	(724)
Other expense, net	(1,035)	(358)
Total other expenses	(3,763)	(3,149)
Loss before income taxes	(25,424)	(27,563)
Provision for income taxes	(138)	(78)
Net loss	$(25,562)	$(27,641)
Net loss per share:
Basic and diluted	$(0.39)	$(0.44)
Weighted average shares outstanding:
Basic and diluted	64,880,677	63,447,309
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(25,562)	$(27,641)
Other comprehensive (loss) income, net of income tax:
Unrealized gain on available-for-sale securities	779	314
Adjustment for realized loss on available-for-sale securities, and included in net income	—	(118)
Foreign currency translation adjustments	(2,006)	88
Other comprehensive (loss) income	(1,227)	284
Total comprehensive loss	$(26,789)	$(27,357)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(25,562)	$(27,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,017	5,980
Stock-based compensation	2,462	2,571
Accretion of debt discount to interest expense on 2018 Convertible Notes (Note 11)	1,270	1,147
Amortization of deferred financing costs to interest expense on 2018 Convertible Notes (Note 11)	162	131
Bad debt (recovery) expense	44	(70)
Impairment of intangible assets (Note 3(e))	7,160	—
Non-cash foreign currency exchange loss	1,128	(364)
Research and development expense for the value of stock issued to TopoTarget in connection with milestone achievement	—	7,790
Change in fair value of contingent consideration related to acquisitions (Note 9)	500	724
Changes in operating assets and liabilities:
Accounts receivable, net	1,864	(4,454)
Other receivables	(2,399)	(647)
Inventories	121	600
Prepaid expenses	436	(14,484)
Deferred tax assets	(235)	(2)
Other assets	(404)	(861)
Accounts payable and other accrued obligations	(2,778)	(8,424)
Accrued payroll and benefits	(4,056)	(2,464)
Drug development liability	(666)	(236)
Deferred revenue	7,555	302
Deferred tax liability	239	955
Other long-term liabilities	855	(542)
Net cash used in operating activities	(5,287)	(39,989)
Cash Flows From Investing Activities:
Purchases of property and equipment	(78)	(320)
Net cash used in investing activities	(78)	(320)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	404	1,241
Purchase and retirement of restricted stock to satisfy employee tax liability at vesting	(262)	—
Net cash provided by financing activities	142	1,241
Effect of exchange rates on cash and equivalents	(1,354)	496
Net decrease in cash and cash equivalents	(6,577)	(38,572)
Cash and cash equivalents—beginning of period	$129,942	$156,306
Cash and cash equivalents—end of period	$123,365	$117,734
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$331	$—
Cash paid for interest	$—	$—
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
We currently market five drugs for the treatment of cancer:

•	FUSILEV® injection for patients with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN® injection for patients with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients with relapsed or refractory peripheral T-cell lymphoma (“PTCL”);

•	MARQIBO® injection for patients with Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ® injection for patients with relapsed or refractory PTCL.
We also have ongoing indication expansion studies with several of our marketed products, and a diversified pipeline of product candidates in Phase 2 and Phase 3 clinical studies.
(b) Basis of Presentation
Interim Financial Statements
The interim financial data as of March 31, 2015 and 2014 is unaudited and is not necessarily indicative of our results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2014 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP in the United States of America and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for SPC, as discussed below). All inter-company accounts and transactions among the consolidated entities have been eliminated in consolidation.
Variable Interest Entity
We own fifty-percent of Spectrum Pharma Canada (“SPC”), organized in Quebec, Canada in January 2008. Certain of our drug clinical studies are conducted through this “variable interest entity” (as defined under applicable GAAP) and we fund all

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

of SPC’s operating costs. Since we carry the full risks and rewards of SPC, we meet the applicable GAAP criteria as being its “primary beneficiary.” Accordingly, SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three months ended March 31, 2015 and 2014, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding certain of our bank accounts and intangible asset rights held by our wholly-owned foreign subsidiaries) are located in the U.S.

2. USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, our management evaluates its estimates, including those related to (i) gross-to-net revenue adjustments; (ii) the timing of revenue recognition; (iii) the collectability of customer accounts; (iv) whether the cost of inventories can be recovered; (v) the fair value of goodwill and intangible assets; (vi) the realization of tax assets and estimates of tax liabilities; (vii) the likelihood of payment and value of contingent liabilities; (viii) the fair value of investments; (ix) assumptions used in reporting stock-based compensation; and (x) the potential outcome of ongoing or threatened litigation.
Our estimates are based on our management’s professional judgment which involves their experience and consideration of all available facts. Actual results may materially differ from management’s estimates. In our judgment, the accounting policies, estimates, and assumptions described below have the greatest potential to significantly impact the accompanying Condensed Consolidated Financial Statements:
(i) Revenue Recognition
(a) Product Sales: We sell our products to wholesalers or distributors (i.e., our customers), except for our U.S. sales of ZEVALIN in which case the end-user (i.e. clinic or hospital) is our customer. Our wholesalers and distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from product sales is recognized when title and risk of loss have transferred to our customer, and the following additional criteria are met:

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
Government Chargebacks: Our products are subject to pricing limits under certain federal government programs. Qualifying entities (i.e., end-users) purchase product from our wholesalers at their qualifying discounted price. The chargeback amount we incur represents the difference between our original sales price to the wholesaler, and the end-user’s applicable discounted purchase price. There may be significant lag time between our original sale to the wholesaler and our receipt of the corresponding government chargeback claims from our wholesalers.
Prompt Pay Discounts: Discounts for prompt payment are estimated at the time of sale, based on our eligible customers’ prompt payment history and the contractual discount percentage.
Commercial Rebates: Rebates are based on (i) our estimates of purchases by end-users through a group purchasing organization ("GPO"), (ii) the corresponding contractual rebate tier we expect each GPO to achieve, and (iii) our estimates of prospective rebate program changes.
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
Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers of our products (except for U.S. sales of ZEVALIN) for various services, including: contract administration, inventory management, end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of applicable sales.
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
(d) New Revenue Recognition Standard: On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). If these proposed changes are finalized, this standard would require public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
We continue to evaluate the impact of ASU 2014-09 to our current revenue recognition models for product sales, license fees, and service revenue, as described above.
(ii) Cash and Equivalents

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Our cash and equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date.
(iii) Marketable Securities
Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit. Since we classify these securities as “available-for-sale” under applicable GAAP, any unrealized gains or losses from their change in value is reflected in “unrealized gain on available-for-sale securities” on the accompanying Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses on available-for-sale securities are included in “other expense, net” on the accompanying Condensed Consolidated Statements of Operations.
(iv) Accounts Receivable
Our accounts receivables are derived from our product sales, license fees, and service revenue, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
(v) Inventories
We value our inventory at the lower of (i) the actual cost to purchase or manufacture it, or (ii) its current market value. Inventory cost is determined on the first-in, first-out method (FIFO). We regularly review our inventory quantities in process of manufacture and on hand, and when appropriate, record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast by product and corresponding expiry dates.
Direct and indirect manufacturing costs related to the production of inventory prior to FDA approval are expensed through “research and development,” rather than being capitalized to inventory cost.
(vi) Property and Equipment
Our property and equipment is stated at historical cost, and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable through on-going operations.
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
(ix) Foreign Currency Transactions and Translation
We translate the assets and liabilities of our foreign subsidiaries that are stated in their functional currencies (i.e., local operating currencies), to U.S. dollars at the rates of exchange in effect at the reported balance sheet date. Revenues and expenses are translated using the monthly average exchange rates during the reported period. Unrealized gains and losses from the translation of our subsidiaries’ financial statements (that are initially denominated in the corresponding functional currency) are included as a separate component of “accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.
We record foreign currency transactions, when initially denominated in a currency other than the respective functional currency of our subsidiary, at the prevailing exchange rate on the date of the transaction. Resulting unrealized foreign exchange gains and losses (including those associated with intercompany loans with our subsidiaries, whose functional currency is not the U.S. dollar) are included in “accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. Beginning January 1, 2015, the unrealized foreign exchange gains and losses for certain of our intercompany loans were included in "accumulated other comprehensive loss" as they are no longer expected to be settled in the foreseeable future. In periods prior to January 1, 2015, unrealized foreign exchange gains and losses associated with intercompany loans were included in “other expense, net” in the Condensed Consolidated Statements of Operations.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “provision for income taxes” within the Condensed Consolidated Statements of Operations in the period the notice was received.

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
“Acquisition-related contingent obligations” within our accompanying Condensed Consolidated Balance Sheets represent future amounts we may be required to pay in conjunction with our business combinations. See Note 9(a) for a discussion of contingent value rights granted as part of our acquisition of Talon, and Note 9(b) for the fair value of the liability associated with FDA approval of EVOMELA. These liabilities are valued using Level 3 inputs and include probabilities and assumptions related to the timing and likelihood of achievement of regulatory and sales milestones.

3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of March 31, 2015 and December 31, 2014, our holdings included within “cash and cash equivalents” and “marketable securities” were at major financial institutions.
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
The following is a summary of our “cash and cash equivalents” and “marketable securities”:

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and cash equivalents	Current	Long Term
March 31, 2015
Bank deposits	$56,395	$—	$—	$56,395	$56,395	$—	$—
Money market funds	66,970	—	—	66,970	66,970	—	—
Bank CDs	246	—	—	246	—	246	—
Mutual funds	3,062	—	—	3,062	—	3,062	—
Total cash and equivalents and marketable securities	$126,673	$—	$—	$126,673	$123,365	$3,308	$—
December 31, 2014
Bank deposits	$62,997	$—	$—	$62,997	$62,997	$—	$—
Money market funds	66,945	—	—	66,945	66,945	—	—
Bank CDs	244	—	—	244	—	244	—
Mutual funds	3,062	—	—	3,062	—	3,062	—
Total cash and equivalents and marketable securities	$133,248	$—	$—	$133,248	$129,942	$3,306	$—
As of March 31, 2015, none of these securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment
“Property and equipment, net of accumulated depreciation” consist of the following:

	March 31, 2015	December 31, 2014
Computer hardware and software	$3,705	$3,616
Laboratory equipment	657	643
Office furniture	347	344
Leasehold improvements	2,860	2,847
Property and equipment, at cost	7,569	7,450
(Less): Accumulated depreciation	(6,256)	(6,045)
Property and equipment, net of accumulated depreciation	$1,313	$1,405
Depreciation expense (included within “operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the three months ended March 31, 2015 and 2014, was $0.2 million and $0.3 million in each period.

(c) Inventories
“Inventories” consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$1,054	$1,507
Work-in-process*	5,018	3,979
Finished goods	3,007	3,714
Inventories	$9,079	$9,200

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

*We have contractual commitments to receive $6.4 million of raw materials for the future manufacture of ZEVALIN (representing strategic long-term supply), with expected delivery in the fourth quarter of 2015. Inventory at March 31, 2015 includes $0.8 million of ZEVALIN work-in-progress inventory (representing packaged, but unlabeled vials) with expiry in December 2017. We expect to sell this existing and committed ZEVALIN inventory over the next few years. However, if our forecasted ZEVALIN sales or production strategy changes, it could result in a charge in that period to “cost of product sales (excludes amortization of intangible assets)” within the Condensed Consolidated Statements of Operations.
(d) Other receivables
“Other receivables” consist of the (i) amounts we expect to be refunded from taxing authorities for our income taxes paid, primarily relating to fiscal year 2012, (ii) amounts we expect to be reimbursed from certain third-parties for incurred research and development expenses, and (iii) legal expenses to be reimbursed from our insurance carrier.

	March 31, 2015	December 31, 2014
Income tax receivable	$1,658	$1,387
Reimbursements due from insurance carrier (see Note 15)	1,746	—
Research and development expenses - reimbursements due	4,510	4,102
Other receivables	$7,914	$5,489
(e) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization” consist of the following:

		March 31, 2015
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL indication)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA IPR&D	7,700	—	—	—	7,700	n/a	n/a
BELEODAQ distribution rights	25,000	(1,407)	—	—	23,593	160	151
MARQIBO distribution rights	26,900	(5,304)	—	—	21,596	81	60
FOLOTYN distribution rights	118,400	(22,391)	—	—	96,009	152	122
ZEVALIN distribution rights – U.S.	41,900	(28,002)	—	—	13,898	123	48
ZEVALIN distribution rights – Ex-U.S.	23,490	(7,199)	(4,452)	—	11,839	96	60
FUSILEV distribution rights*	16,778	(7,058)	—	(7,160)	2,560	56	9
FOLOTYN out-license**	27,900	(7,066)	—	(1,023)	19,811	110	88
Total intangible assets	$305,668	$(78,427)	$(4,452)	$(8,183)	$214,606

* On February 20, 2015, the U.S. District Court for the District of Nevada found the patent covering FUSILEV to be invalid, and on February 27, 2015, we filed a Notice of Appeal of that decision. On March 6, 2015, the Court of Appeals for the Federal Circuit temporarily enjoined Sandoz International from launching its proposed generic levo-leucovorin products. On April 8, 2015, the Court of Appeals for the Federal Circuit lifted this temporary injunction, removing the last remaining barrier to Sandoz's generic launch, which commenced on April 27, 2015. These events represented a “triggering event” under applicable GAAP for purposes of evaluating our FUSILEV distribution rights' recoverability as of March 31, 2015. Our impairment evaluation resulted in a $7.2 million impairment charge (non-cash) in the first quarter of 2015, and accelerated amortization expense recognition over the remainder of 2015 for the remaining $2.6 million net book value of FUSILEV distribution rights.

** On May 29, 2013, we amended our collaboration agreement with Mundipharma in order to modify the scope of their licensed territories and the respective development obligations. As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and royalty and milestone rates were modified. The modification of our associated royalty and milestone rights constituted a change in the contractual provisions under which we measured our

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

original acquired intangible asset (i.e., FOLOTYN rights). We determined that an impairment charge (non-cash) of the FOLOTYN out-license rights to Mundipharma of $1.0 million resulted from this amendment.

		December 31, 2014
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D (NHL indication)	$17,600	$—	$—	$—	$17,600
EVOMELA IPR&D	7,700	—	—	—	7,700
BELEODAQ distribution rights	25,000	(937)	—	—	24,063
MARQIBO distribution rights	26,900	(4,225)	—	—	22,675
FOLOTYN distribution rights	118,400	(20,030)	—	—	98,370
ZEVALIN distribution rights – U.S.	41,900	(27,134)	—	—	14,766
ZEVALIN distribution rights – Ex-U.S.	23,490	(7,402)	(2,162)	—	13,926
FUSILEV distribution rights	16,778	(6,270)	—	—	10,508
FOLOTYN out-license	27,900	(6,385)	—	(1,023)	20,492
Total intangible assets	$305,668	$(72,383)	$(2,162)	$(1,023)	$230,100

Intangible asset amortization and impairment expense recognized in the three months ended March 31, 2015 and 2014 was $14.0 million, of which $6.9 million relates to current period amortization expense and $7.2 million relates to the impairment of the FUSILEV distribution rights, compared to $5.7 million of amortization expense, respectively.

Estimated intangible asset amortization expense (excluding incremental amortization from the reclassification of IPR&D to developed technology) for the remainder of 2015 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31,
Remainder of 2015	$20,712
2016	24,203
2017	24,203
2018	24,203
2019	21,597
2020	15,714
2021 and thereafter	58,674
$189,306
“Goodwill” is comprised of the following (by source):

	March 31, 2015	December 31, 2014
Acquisition of Talon	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos	5,346	5,346
Foreign currency exchange translation effects	(448)	(202)
Goodwill	$17,949	$18,195

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(f) Other assets
“Other assets” are comprised of the following:

	March 31, 2015	December 31, 2014
Equity securities and secured promissory note – CASI (see Note 10)*	$9,254	$8,501
Supplies	239	234
2018 Convertible Notes issuance costs**	2,000	2,171
Executive officer life insurance – cash surrender value	7,315	6,958
Other assets	$18,808	$17,864
* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond March 31, 2015, as discussed in Note 10. Gross unrealized gains from these equity securities (recognized through “other comprehensive income”) were $0.8 million for the three months ended March 31, 2015.

** In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. However, ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs.  ASU 2015-03 is effective for our annual and interim reporting periods beginning January 1, 2016.  Accordingly, we will record a reclassification of our 2018 Convertible Notes issuance costs, from “other assets” to “convertible senior notes” within our Consolidated Balance Sheets, beginning January 1, 2016.
(g) Accounts payable and other accrued liabilities
“Accounts payable and other accrued liabilities” are comprised of the following:

	March 31, 2015	December 31, 2014
Trade accounts payable and other accrueds	$22,386	$24,571
Accrued rebates	43,104	41,782
Accrued product royalty	2,849	5,182
Allowance for returns	1,381	1,135
Accrued data and distribution fees	3,650	3,952
Accrued GPO administrative fees	3,254	3,222
Inventory management fee	1,103	1,110
Allowance for chargebacks	4,426	4,040
Accounts payable and other accrueds	$82,153	$84,994
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets specifically for GTN estimates (see Note 2(i)) are as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2013	$33,967	$5,373	$2,900
Add: provisions	76,636	21,330	(78)
(Less): credits or actual allowances	(64,781)	(18,419)	(1,687)
Balance as of December 31, 2014	45,822	8,284	1,135
Add: provisions	24,926	6,002	583
(Less): credits or actual allowances	(23,218)	(6,279)	(337)
Balance as of March 31, 2015	$47,530	$8,007	$1,381
(h) Deferred revenue
Deferred revenue (including current and long-term) is comprised of the following:

	March 31, 2015	December 31, 2014
CASI out-license (see Note 10)	9,959	9,959
FUSILEV deferred revenue*	7,039	—
Dr. Reddy's deferred revenue	463	—
Deferred revenue	17,461	9,959
* We deferred revenue recognition for $7.0 million related to certain FUSILEV product shipments in the first quarter of 2015 that did not meet our revenue recognition criteria (see Note 2(i)(a)). The deferral resulted from inability to estimate rebates that will be offered to compete with the generic levo-leucovorin products later in 2015.

(i) Other long-term liabilities
Other long-term liabilities are comprised of the following:

	March 31, 2015	December 31, 2014
Accrued executive deferred compensation	$5,593	$4,694
Deferred rent (non-current portion)	321	364
Business acquisition liability	300	300
Other tax liabilities	730	730
Other long-term liabilities	$6,944	$6,088

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2015	2014
Gross product sales	$62,598	$61,500
Rebates and chargebacks	(18,144)	(16,949)
Data, distribution and GPO administrative fees	(5,571)	(4,497)
Prompt pay discount	—	(2)
Product returns allowance	(470)	44
Product sales, net	$38,413	$40,096

5. NET PRODUCT SALES BY GEOGRAPHIC REGION AND PRODUCT LINE
The below table presents our net product sales by geography for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
United States	$36,608	95.3%	$37,457	93.4%
International:
Europe (ZEVALIN only)	582	1.5%	1,040	2.6%
Asia Pacific (ZEVALIN only)	1,223	3.2%	1,599	4.0%
Total international	1,805	4.7%	2,639	6.6%
Product sales, net	$38,413	100.0%	$40,096	100.0%

The below table presents our net product sales by product line for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
FUSILEV	$20,167	52.5%	$22,193	55.3%
FOLOTYN	9,316	24.3%	10,058	25.1%
ZEVALIN	4,223	11.0%	6,300	15.7%
MARQIBO	1,893	4.9%	1,545	3.9%
BELEODAQ	2,814	7.3%	—	—%
Product sales, net	$38,413	100.0%	$40,096	100.0%

6. STOCK-BASED COMPENSATION
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “operating costs and expenses” for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$433	$444
Selling, general and administrative	2,029	2,407
Total stock-based compensation	$2,462	$2,851

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net loss	$(25,562)	$(27,641)
Weighted average shares – basic and diluted	64,880,677	63,447,309
Net loss per share – basic and diluted	$(0.39)	$(0.44)
Certain of our outstanding securities were excluded from the above calculation of net loss per share because their impact would have been anti-dilutive due to net loss per share in the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
2018 Convertible Notes	11,401,284	11,401,284
Common stock options	1,825,868	2,530,867
Restricted stock awards	1,528,815	1,181,588
Common stock warrants	71,227	145,855
Preferred stock	40,000	40,000
Total	14,867,194	15,299,594

8. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories:

	March 31, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$246	$—	$246
Money market currency funds	—	66,970	—	66,970
Equity securities	7,944	—	—	7,944
Mutual funds	—	3,062	—	3,062
Deferred compensation investments, including life insurance cash surrender value	—	7,315	—	7,315
	$7,944	$77,593	$—	$85,537
Liabilities:
Deferred executive compensation liability	$—	$5,593	$—	$5,593
Deferred development costs	—	—	15,119	15,119
Ligand Contingent Consideration	—	—	5,091	5,091
Talon CVR	—	—	2,689	2,689
Corixa Liability	—	—	62	62
	$—	$5,593	$22,961	$28,554

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	December 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$244	$—	$244
Money market currency funds	—	66,945	—	66,945
Equity securities	7,191	—	—	7,191
Mutual funds	—	3,062	—	3,062
Deferred compensation investments, including life insurance cash surrender value	—	6,958	—	6,958
	$7,191	$77,209	$—	$84,400
Liabilities:
Deferred executive compensation liability	$—	$4,694	$—	$4,694
Deferred development costs	—	—	15,785	15,785
Ligand Contingent Consideration	—	—	4,901	4,901
Talon CVR	—	—	2,379	2,379
Corixa Liability	—	—	62	62
	$—	$4,694	$23,127	$27,821

We did not have any transfers between Levels 1 and 2 for all periods presented. The following presents a roll forward of our liabilities for which we utilize Level 3 inputs in determining period-end value. These liabilities are included on our Consolidated Balance Sheets within “acquisition-related contingent obligations” and “drug development liability”. The basis of the Level 3 inputs utilized are discussed in the referenced Notes to these accompanying Condensed Consolidated Financial Statements for each.
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, excluding acquisition-related contingent consideration liabilities, approximate their related fair values due to their short-term nature.

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2013	$26,071
Transfers in (out) of Level 3	—
Deferred development costs	(1,957)
Ligand Contingent Consideration	901
Talon CVR	(1,950)
Corixa Liability	62
Balance at December 31, 2014	23,127
Transfers in (out) of Level 3	—
Deferred development costs (see Note 12)	(666)
Ligand Contingent Consideration (see Note 9(b))	190
Talon CVR (see Note 9(a))	310
Corixa Liability (see Note 13(b)(i))	—
Balance at March 31, 2015**	$22,961
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

Talon CVR Fair Value as of March 31, 2015 and December 31, 2014
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2014	$2,379
Fair value adjustment for the three months ended March 31, 2015	310
March 31, 2015	$2,689
(b) Acquisition of Rights to EVOMELA
Overview of Acquisition of Rights to EVOMELA
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled ®, propylene glycol-free MELPHALAN (which we recently branded as “EVOMELA”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”) for an initial license fee of $3.0 million.
We accounted for this transaction as a business combination, which requires that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values, which involves our estimates of future discounted cash flows as of the transaction date.
We are required to pay Ligand additional amounts up to an aggregate $66.0 million, upon the achievement of certain regulatory milestones and net sales thresholds (“Ligand Contingent Consideration”), and we also assumed full financial responsibility for its ongoing clinical and regulatory development program. We also must pay royalties in the range of 20% on our future net sales of EVOMELA in all territories.
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

IPR&D EVOMELA rights	$7,700
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

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and are therefore classified Level 3 inputs), which assumes that FDA approval of EVOMELA will occur on or about December 31, 2015. Upon receipt of FDA approval, we will be obligated to make a milestone payment to Ligand of $6.0 million.
Ligand Contingent Consideration Fair Value as of March 31, 2015 and December 31, 2014
The Ligand Contingent Consideration fair value will continue to be evaluated on a quarterly basis. Any changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to Ligand Contingent Consideration fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2014	$4,901
Fair value adjustment for the three months ended March 31, 2015	190
March 31, 2015	$5,091

(c) Allos Acquisition
We acquired Allos Therapeutics, Inc. (“Allos”) on September 5, 2012, which was accounted for as a business combination. Our total cash consideration for this acquisition was $205.2 million, through which we acquired FOLOTYN distribution rights. We have no contingent consideration obligations as part of this transaction.

10. OUT-LICENSE OF MARQIBO, ZEVALIN, & EVOMELA IN CHINA TERRITORY
Overview of CASI Out-License
On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, EVOMELA (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

the rights related to ZEVALIN and EVOMELA and a secured promissory note for the rights related to MARQIBO. Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues securities.
CASI will be responsible for the development and commercialization of these three drugs, including the submission of import drug registration applications to regulatory authorities and conducting any confirmatory clinical studies in greater China. We will provide CASI with future commercial supply of the CASI Out-Licensed Products under typical market terms.
Proceeds Received
The proceeds we received, and its fair value on the CASI Out-License execution date, consisted of the following:

CASI common stock (5.4 million shares)	$8,649	(a)
CASI secured promissory note due March 17, 2016, net of fair value discount ($1.5 million face value and 0.5% annual coupon)	1,310	(b)
Total consideration received	$9,959	(c)

(a)
Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $7.9 million as of March 31, 2015 within our "other assets" (rather than "marketable securities") on our accompanying Condensed Consolidated Balance Sheets. The change in the value of these securities at each reporting period is included in "other comprehensive (loss) income, net of income tax" in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

(b)
Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. The resulting present value of the promissory note is included within "other assets" on the accompanying Condensed Consolidated Balance Sheets.

(c)	Presented within "deferred revenue" in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015.
In addition, CASI will be responsible for paying any royalties or milestones that we are obligated to pay to our third-party licensors resulting from the achievement of certain milestones and/or sales of CASI Out-Licensed Products, but only to the extent of the greater China portion of such royalties or milestones.
Recognition of Proceeds – License Fee Revenue
The $10.1 million value (undiscounted) of the upfront proceeds that we received from CASI are expected to be recognized in the second quarter of 2015 within “license fees and service revenue” through our Condensed Consolidated Statements of Operations. The timing of this revenue recognition will correspond with the pending execution of supply agreements with CASI. These agreements will allow CASI to procure CASI Out-Licensed Products directly from third parties (at their option), and in such case, will not require our future involvement for their supply.

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
As of March 31, 2015, the 2018 Convertible Notes are eligible to be converted into common stock, based on element (4) above being met, since our stockholders’ approval of this flexible settlement feature has not yet occurred.
We initially may only settle conversions of the 2018 Convertible Notes by delivering shares of our common stock. However, if we obtain stockholder approval, we may, at our election, settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock.
The carrying value of the 2018 Convertible Notes as of March 31, 2015 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(22,432)
March 31, 2015	$97,568
The following table sets forth the components of the “interest expense” recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the three months ended March 31, 2015:

Contractual coupon interest expense	$825
Amortization of debt issuance costs	162
Accretion of debt discount	1,270
Total	$2,257
Effective interest rate	8.66%

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated (the “Amended Munipharma Collaboration Agreement”), in order to modify: (i) the scope of the licensed territory, (ii) milestone payments, (iii) royalty rates, and (iv) drug development obligations. In connection with the Amended Munipharma Collaboration Agreement, we received a one-time $7 million payment from Mundipharma for certain research and development activities to be performed by us.
As a result of the Amended Mundipharma Collaboration Agreement, (a) Europe and Turkey were excluded from Mundipharma’s commercialization territory, (b) we may receive regulatory milestone payments of up to $16 million, and commercial progress and sales-dependent milestone payments of up to $107 million, (c) we will receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories, and (d) we and Mundipharma will bear our own FOLOTYN development costs.
The fair value of this liability is included in the current and long-term portions of “drug development liability” within the accompanying Condensed Consolidated Balance Sheets, and it includes our assumptions about personnel needed to perform these research and development activities, third party costs for projected clinical trial enrollment, and patient treatment-related follow up through approximately 2031.
We will assess this liability at each subsequent reporting date and record its adjustment through “research and development” expense in our accompanying Condensed Consolidated Statements of Operations.

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2014	$1,141	$14,644	$15,785
Transfer from long-term to current in 2015	666	(666)	—
(Less): Expenses incurred in 2015	(666)	—	(666)
Balance at March 31, 2015	$1,141	$13,978	$15,119

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
Our most significant of these agreements are listed and summarized below:
(i) ZEVALIN U.S.: In-Licensing and Development in the U.S.
In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S. as the result of a transaction with Cell Therapeutics, Inc. (“CTI”) through our subsidiary, RIT Oncology LLC (“RIT”). We assumed certain agreements with various third parties related to ZEVALIN intellectual property related to its manufacture, use, and sale in the U.S.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying March 31, 2015 Condensed Consolidated Balance Sheet. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid teens to Biogen.
(ii) ZEVALIN Ex-U.S.: In-License and Asset Purchase Agreement with Bayer Pharma
In April 2012, through our wholly-owned subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S. from Bayer Pharma AG (“Bayer”). ZEVALIN is currently approved in approximately 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America and Asia.

In consideration for the rights granted under the agreement, concurrent with the closing, we paid Bayer a one-time fee of €19 million. Our ex-U.S. net sales-based royalty to Bayer ranges between the single digits to mid-teens. Unless earlier terminated, the term of the agreement continues until the expiration of the last-to-expire patent covering the sale of a licensed product in the relevant country, or 15 years from the date of first commercial sale of the licensed product in such country, whichever is longer.
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s
Effective June 27, 2014, we executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), for the distribution rights of ZEVALIN within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. On December 17, 2014, upon the execution of a supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and was paid to us in February 2015. This upfront payment will be recognized on a straight line basis, upon the first delivery of ZEVALIN product to Dr. Reddy’s within “license fee and service revenue” on the Condensed Consolidated Statements of Operations. Additionally, sales and regulatory milestones (aggregating $3 million) will become due to us as they are achieved by Dr. Reddy’s, as well as a 20% royalty on their net sales of ZEVALIN in India.
(iv) FUSILEV: In-License Agreement with Merck & Cie AG
In May 2006, we amended and restated a license agreement with Merck & Cie AG (“Merck”), which we assumed in connection with our March 2006 acquisition of the assets of Targent. Pursuant to the license agreement with Merck, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how to develop, manufacture, use, and sell FUSILEV in the field of oncology in North America in return for a royalty percentage (in the mid-single digits) of net sales. Merck is eligible to receive a $0.2 million payment from us upon the achievement of a FDA approval of an oral form of FUSILEV. This milestone has not yet been met, and no amounts have been accrued in our accompanying Condensed Consolidated Balance Sheets for its potential achievement.
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
(vi) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

EVOMELA from Ligand (see Note 9(b)). In April 2014, we reported that EVOMELA had met its primary endpoint in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma, and as a result, filed an NDA with the FDA in December 2014.
We assumed full responsibility for its ongoing clinical and regulatory development program. We are required to pay Ligand additional amounts of up to $66 million, upon achievement of certain regulatory milestones and net sales thresholds, which we have valued at $5.1 million and $4.9 million within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Statements of Operations as of March 31, 2015 and December 31, 2014, respectively. We will also pay royalties of 20% on our net sales of licensed products in all territories.
(vii) MARQIBO: Contingent Consideration Agreement with Talon Therapeutics, Inc.
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $2.7 million and $2.4 million liability within “acquisition-related contingent obligations” as of March 31, 2015 and December 31, 2014, respectively. The CVR has a maximum payout of $195 million if all sales and regulatory approval milestones are achieved.
(viii) APAZIQUONE: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for APAZIQUONE. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). In October 2008, pursuant to a letter agreement with NDDO Research Foundation (“NDDO”), we agreed to pay NDDO the following in relation to APAZIQUONE milestones: (a) upon FDA acceptance of the NDA, the issuance of 25,000 of our common shares and (b) upon FDA approval of the drug, a one-time payment of $0.3 million.
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
(ix) APAZIQUONE: Collaboration Agreement with Nippon Kayaku Co. LTD.
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
Under the terms of this agreement, Nippon Kayaku paid us an upfront fee of $15 million (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). Nippon Kayaku is also obligated to make additional payments to us based on the achievement of certain development, regulatory and commercialization milestones. Under the terms of the agreement, we are entitled to payment of $10 million and $126 million upon achievement of certain regulatory and commercialization milestones, respectively. Also, Nippon Kayaku has agreed to pay us royalties based on a percentage of net sales of the subject products in the defined territory in the mid-teen digits.
(x) BELEODAQ: In-License and Collaboration Agreement with TopoTarget
In February 2010, we entered into a licensing and collaboration agreement with TopoTarget A/S (now Onxeo DK) (“TopoTarget”), as amended in October 2013, for the development and commercialization of BELEODAQ. The agreement provides that we have the exclusive right to manufacture, develop, and commercialize BELEODAQ in North America and

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

India, with an option for China. Pursuant to the terms of this agreement, we paid TopoTarget an upfront fee of $30 million in 2010.
Under continuing terms, all development, including studies, will be conducted under a joint development plan, which we will fund 70% of such costs, and TopoTarget will fund 30%. We have final decision-making authority for all developmental activities in North America and India (and China upon exercise of its option). TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. In February 2014, upon FDA acceptance of our new drug application, we issued 1 million shares of our common stock, and made a $10 million milestone payment to TopoTarget. The aggregate payout value of this first milestone at achievement was $17.8 million, and was recognized within “research and development” on the accompanying Condensed Consolidated Statement of Operations during the first quarter of 2014.

In July 2014, we received approval from the FDA for BELEODAQ’s use for injection for the treatment of PTCL, and as a result, we paid a second milestone payment to TopoTarget of $25 million in November 2014, which we capitalized as an amortizable intangible asset. Other potential milestone payments due upon BELEODAQ regulatory achievements and sales thresholds (aggregating $278 million) are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets.
We will pay TopoTarget future royalties in the mid-teen digits based on net sales of BELEODAQ. The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory with certain provisions surviving, unless earlier terminated in accordance with its terms.
(xi) SPI-2012: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company
In January 2012, we entered into a co-development and commercialization agreement, as amended in March 2014, and in October 2014 we entered into a License, Development and Supply Agreement with Hanmi Pharmaceutical Company, Ltd. (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug for the treatment of chemotherapy induced neutropenia based on Hanmi’s proprietary LAPSCOVERY™ Technology. Under the terms of the agreement, as amended, we have primary financial responsibility for the SPI-2012 development plan. We have worldwide rights, except for Korea, China, and Japan. We will also be responsible for milestone payments related to SPI-2012 regulatory approvals and sales thresholds (aggregating $238 million), which are not included within "total liabilities" in our Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the mid-teen digits on our net sales of SPI-2012.

(xiii) Poziotinib: In-License Agreement with Hanmi
In February 2015, we executed an in-license agreement with Hanmi Pharmaceutical Co., Ltd for Poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, for an upfront payment. Poziotinib has shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal and lung cancers. Under the terms of this agreement, we received the exclusive rights to commercialize this drug globally, excluding Korea and China. Hanmi, and its development partners, will bear full responsibility for the on-going Phase 2 trials, and we will bear full financial responsibility of its development thereafter. The agreement includes future regulatory and sales-dependent milestones payments (aggregating $358 million), which are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the low to mid-teen digits on our net sales of Poziotinib.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At March 31, 2015 and December 31, 2014, DC Plan deferrals and contributions totaling $5.6 million and $4.7 million, respectively, are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

A trial took place in the Sandoz case from January 12, 2015 through January 20, 2015 in the U.S. District Court for the District of Nevada and on February 20, 2015 the district court found certain of the asserted claims of the patent covering FUSILEV invalid. On February 27, 2015, we filed our Notice of Appeal. On March 6, 2015, the Court of Appeals for the Federal Circuit temporarily enjoined Sandoz from launching its proposed generic levo-leucovorin products pending the court's decision on our motion for injunction pending appeal. On April 8, 2015, the Court of Appeals for the Federal Circuit lifted this injunction. As a result, Sandoz is not barred from commercializing its generic levo-leucovorin products and on April 24, 2015, it was announced that they have done so.
Our appeal of the district court ruling remains ongoing. Oral argument is scheduled for August 2015. In the event that we are successful in our appeal, we would then expect to file a lawsuit against Sandoz for damages resulting from its at-risk launch.
On April 27, 2015, we filed suit in the U.S. District Court for the District of Columbia against the FDA seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz’s ANDA. The Company is arguing that Sandoz’s ANDA should not have been approved until the expiry of the Company’s Orphan Drug Exclusivity on April 29, 2018. On April 29, 2015, the court denied the temporary restraining order and set the date of May 18, 2015 for the preliminary injunction hearing. The ultimate outcome of this proceeding is uncertain.
FOLOTYN ANDA Litigation
On June 19, 2014, we filed a lawsuit against five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN: (1)Teva Pharmaceuticals USA, Inc., (2) Sandoz Inc., (3) Fresenius Kabi USA, LLC, (4) Dr. Reddy’s Laboratories, Ltd., and (5) Dr. Reddy’s Laboratories, Inc. We filed the lawsuit in the U.S. District Court for the District of Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs. A trial date of September 12, 2016 has been set in the FOLOTYN lawsuit in the U.S. District Court for the District of Delaware. While we believe our patent rights are strong, the ultimate outcome of such action is uncertain.
Shareholder Litigation
John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint. On March 26, 2015, the court denied the motion to dismiss. On April 10, 2015, we filed a motion for reconsideration of such decision. On April 24, 2015, Arkansas Teacher Retirement System filed its opposition to such motion. On May 1, 2015, we filed our reply in support of our motion for reconsideration of our motion for reconsideration.
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
The 340B price is a discounted price for covered outpatient drugs that manufacturers participating in Medicaid (which includes us) agree to make available to certain providers that participate in the 340B drug discount program (“Covered Entities”). We continue to investigate this matter in order to properly respond to HRSA. Nonetheless, we believe that our pricing to Covered Entities has complied with all applicable legal requirements. Since we only make provisions for liabilities when it is both probable that a liability has been incurred, and the amount can be reasonably estimated, we have not recorded a liability for this pending matter as of March 31, 2015.

14. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a provision for income taxes of $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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

15. SUBSEQUENT EVENT

SEC Subpoena - Legal Expense Reimbursement

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

During 2013 and 2014, we directly paid a number of legal invoices in connection with the SEC Subpoena (see Note 13(h)) which were recorded within "selling, general and administrative" expenses in our Consolidated Statements of Operations.

In April 2015, we were notified by our director and officers liability insurance carrier that they would reimburse us $1.7 million (which we collected on April 21, 2015) of these incurred legal expenses. We (i) recorded this $1.7 million within "other receivables" on our accompanying March 31, 2015 Condensed Consolidated Balance Sheet, and (ii) reduced our "selling, general and administrative" expenses by the same amount in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

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
We currently market five drugs for the treatment of cancer:

•	FUSILEV® injection for patients with advanced metastatic colorectal cancer and to counteract certain side effects of methotrexate therapy;

•	ZEVALIN® injection for patients with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients with relapsed or refractory PTCL;

•	MARQIBO® injection for patients with relapsed Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ® injection for patients with relapsed or refractory PTCL.
We also have ongoing indication expansion studies with several of our marketed products, and a diversified pipeline of product candidates in Phase 2 and Phase 3 clinical studies.
Business Strategy
Our business strategy is comprised of the following three initiatives:

•	Maximize the revenue potential of our five currently-marketed drugs for the treatment of cancer.
Our near-term outlook largely depends on sales and marketing success of our five marketed drugs. It is this "base business" that provides the requisite working capital to operate our daily operations, and for opportunistic acquisitions.

•	Develop and commercialize drugs for the treatment of cancer within our pipeline.
Our focus is on drugs in the late-stages of development. We strive to timely complete clinical studies in order to obtain regulatory approval in the shortest period possible. Upon obtaining approval, our sales and marketing function educates physicians on the safety and effectiveness of the drug in treating cancer patients for the approved indication.

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

See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2014, “Business” section for a discussion of:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals
During the three months ended March 31, 2015, we accomplished various critical objectives for our business, which included:

Business Development:

•
In February 2015, we executed an in-license with Hanmi Pharmaceutical Co., Ltd for Poziotinib, a pan-HER inhibitor in Phase 2 clinical trials, for an upfront payment and future regulatory and sales-dependent milestone payments. Poziotinib has shown single agent activity in the treatment of various cancer types, including breast, gastric, colorectal and lung cancers. Under the terms of this agreement, we received the exclusive rights to commercialize this drug globally, excluding Korea and China.

Medical:

•
In December 2014, we filed our new drug application ("NDA") for EVOMELA with the FDA. During the first quarter of 2015, we timely responded to various FDA inquiries on this NDA. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) action date (i.e., notice of EVOMELA approval decision) of October 23, 2015 for our NDA.

CHARACTERISTICS OF OUR REVENUE AND EXPENSES
See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, Characteristics of Our Revenue and Expenses for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, Critical Accounting Policies and Estimates for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

RESULTS OF OPERATIONS
Operations Overview – Three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015		2014
	($ in thousands)
Total revenues	$38,618	100.0%	$40,124	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	7,071	18.3%	6,278	15.6%
Selling, general and administrative	23,335	60.4%	23,403	58.3%
Research and development	15,851	41.0%	29,497	73.5%
Amortization and impairment of intangible assets	14,022	36.3%	5,360	13.4%
Total operating costs and expenses	60,279	156.1%	64,538	160.8%
Loss from operations	(21,661)	(56.1)%	(24,414)	(60.8)%
Interest expense, net	(2,228)	(5.8)%	(2,067)	(5.2)%
Change in fair value of contingent consideration related to acquisitions	(500)	(1.3)%	(724)	(1.8)%
Other expense, net	(1,035)	(2.7)%	(358)	(0.9)%
Loss before income taxes	(25,424)	(65.8)%	(27,563)	(68.7)%
Provision for income taxes	(138)	(0.4)%	(78)	(0.2)%
Net loss	$(25,562)	(66.2)%	$(27,641)	(68.9)%
THREE MONTHS ENDED MARCH 31, 2015 VERSUS 2014
Total Revenues

	Three months ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$20.2	$22.2	$(2.0)	(9.0)%
FOLOTYN	9.3	10.1	(0.8)	(7.9)%
ZEVALIN	4.2	6.3	(2.1)	(33.3)%
MARQIBO	1.9	1.5	0.4	26.7%
BELEODAQ	2.8	—	2.8	—%
	$38.4	$40.1	$(1.7)	(4.2)%
License fees and service revenue	0.2	—	0.2	—%
Total revenues	$38.6	$40.1	$(1.5)	(3.7)%
Product sales, net. Gross product revenues are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargebacks established at the time revenues are recognized to arrive at product sales, net. Management considers various factors in the determination of such provisions, which are described in more detail within "Critical Accounting Policies and Estimates" of our 2014 Form 10-K.

FUSILEV revenue decreased due to a modest decrease in our unit sales to customers, as well as a slight decrease in our net average sales price per unit.   In addition, we deferred revenue recognition for $7.0 million related to certain FUSILEV product shipments in the first quarter of 2015 that did not meet our revenue recognition criteria (see Note 2(i)(a)). The deferral resulted from inability to estimate rebates that will be offered to compete with the generic levo-leucovorin products later in 2015. We expect to recognize this $7.0 million of deferred revenue within the next 12 months.  FUSILEV sales for the remainder of the year are expected to significantly decline due to this competitive launch of generic levo-leucovorin products in April 2015 (see Note 3(e)).

FOLOTYN revenue decrease is primarily due to the non-recurrence of a single customer's purchase for use in their clinical trials. This customer's purchases ceased in the fourth quarter of 2014, and are not expected to resume. This decrease was partially offset by an underlying demand increase by our wholesalers in the current period, while our net average sales price per unit remained nearly flat.
ZEVALIN revenue decrease is attributable to decreased end-user demand, and a modest decline in our ex-U.S. average net sales price per unit in 2015 versus 2014.
MARQIBO revenue increase is due to a meaningful increase in unit sales to our wholesalers, while our net average sales price per unit remained flat.
BELEODAQ revenue in 2015 is a result of our July 2014 launch of this product.
License fees and service revenue. In the first quarter of 2015, we recognized $0.2 million in royalties that correspond to our out-license of FOLOTYN.
Operating Expenses

	Three months ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$7.1	$6.3	$0.8	12.7%
Selling, general and administrative	23.3	23.4	(0.1)	(0.4)%
Research and development	15.9	29.5	(13.6)	(46.1)%
Amortization and impairment of intangible assets	14.0	5.4	8.6	159.3%
Total operating costs and expenses	$60.3	$64.6	$(4.3)	(6.7)%
Cost of Product Sales. Cost of product sales increased in similar proportion with product sales, net. Accordingly, gross margins on product sales remained largely consistent with the prior year period.
Selling, General and Administrative. Selling, general and administrative expenses decreased slightly compared to the prior year period. Our sales and marketing expenses increased by $0.5 million, while our legal expenses decreased by $0.6 million. This decrease in legal expenses was primarily driven by a $1.7 million reimbursement from our directors and officers insurance carrier, and was recognized as a credit to expense in the first quarter of 2015 (see Note 15).

Research and Development. The decrease in research and development expenses in the current period is primarily due to the non-recurrence of a $17.8 million aggregate payment (in the form of cash and stock) in the first quarter of 2014 to TopoTarget, upon the February 2014 contractual milestone achievement for BELEODAQ's NDA filing with the FDA. This decrease was partially offset in the current period by our upfront payment related to our Poziotinib in-license agreement with Hanmi Pharmaceuticals Co., Ltd (see Note 13(xiii)) and $1.1 million of technical transfer costs (net of certain reimbursements) for ZEVALIN.
Amortization and Impairment of Intangible Assets. Amortization expense increased in the current period due to incremental amortization of BELEODAQ distribution rights, which commenced upon its launch in the third quarter of 2014. In addition, we recognized a $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (see Note 3(e)).

Total Other Expenses

	Three months ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Total other expenses	$(3.8)	$(3.1)	$(0.7)	22.6%
Total other expenses increased by $0.7 million primarily due to (i) $0.7 million increase of unrealized foreign exchange losses on intercompany borrowings, (ii) $0.2 million increase in interest expense attributable to our convertible senior notes issued in December 2013, partially offset by a $0.2 million decrease in contingent consideration related to our MARQIBO and EVOMELA products.
Provision for Income Taxes

	Three months ended March 31,
	2015	2014	$ Change	% Change
	($ in millions)
Provision for income taxes	$(0.1)	$(0.1)	$—	—%
Our current period provision for income taxes primarily represents minimum tax obligations, and is consistent with the prior year period.
LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands, except financial metrics data)
Cash and cash equivalents	$123,365	$129,942	$117,734
Marketable securities	$3,308	$3,306	$3,472
Accounts receivable, net	$68,755	$70,758	$54,007
Total current assets	$215,966	$222,469	$215,676
Total current liabilities	$109,808	$109,439	$79,399
Working capital surplus (a)	$106,158	$113,030	$136,277
Days sales outstanding (“DSO”) (b)	160	126	121
Current ratio (c)	2.0	2.0	2.7

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Net accounts receivable at period end divided by revenue, net for the first quarter multiplied by the number of days in the quarter.

(c)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $5.3 million for the three months ended March 31, 2015, as compared to cash used in operating activities of $40.0 million in the prior year period.
For the three months ended March 31, 2015 and 2014, our cash collections from customers totaled $74.0 million and $53.0 million, respectively, representing 191.5% and 132.1% of reported net revenue for the same years.
For the three months ended March 31, 2015 and 2014, cash payments to our employees and vendors for products, services, chargebacks, and rebates totaled $82.2 million and $76.4 million, respectively.
Net Cash Used In Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2015 for purchases related to property, plant and equipment, as compared to $0.3 million in the prior year period.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2015, as compared to $1.2 million in the prior year period. The cash provided by financing activities during the first quarter of 2015, relates to $0.4 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options. These amounts were partially offset by our $0.3 million purchase and retirement of restricted stock at our employees’ election, in order to fund their corresponding minimum employee tax obligations at vesting.

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
We believe that our $126.7 million in aggregate cash and equivalents, and marketable securities as of March 31, 2015, will allow us to fund our current and planned operations for at least the next twelve months. We may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements.
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
As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2015, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part, or all, of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, some of our obligations are incurred in Euros and Yen. We mitigate such risk by maintaining a limited portion of our cash in Euros and Yen.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

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

ITEM 1A.    RISK FACTORS
As of the date of this filing, there have been no material changes to the RISK FACTORS included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015.

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

SPECTRUM PHARMACEUTICALS, INC.

Date: May 08, 2015	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)