Form 10-Q
period 2015-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2015-08-07
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, 67,311,366 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015
Item 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$142,271	$129,942
Marketable securities	3,308	3,306
Accounts receivable, net of allowance for doubtful accounts of $120 and $120, respectively	41,684	70,758
Other receivables	8,245	5,489
Inventories	8,794	9,200
Prepaid expenses	2,688	3,774
Deferred tax assets	172	—
Total current assets	207,162	222,469
Property and equipment, net of accumulated depreciation	1,265	1,405
Intangible assets, net of accumulated amortization	207,955	230,100
Goodwill	17,995	18,195
Other assets	19,952	17,864
Total assets	$454,329	$490,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$71,823	$84,994
Accrued payroll and benefits	5,777	8,444
Deferred revenue	7,087	9,959
Drug development liability	573	1,141
Acquisition-related contingent obligations	5,243	4,901
Total current liabilities	90,503	109,439
Drug development liability, less current portion	13,916	14,644
Deferred revenue, less current portion	414	—
Acquisition-related contingent obligations, less current portion	2,745	2,441
Deferred tax liability	6,753	6,569
Other long-term liabilities	6,994	6,088
Convertible senior notes	98,866	96,298
Total liabilities	220,191	235,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 67,245,602 and 65,969,699 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	66	66
Additional paid-in capital	545,359	538,553
Accumulated other comprehensive loss	(165)	(850)
Accumulated deficit	(311,245)	(283,338)
Total stockholders’ equity	234,138	254,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454,329	$490,033
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$35,144	$46,855	$73,557	$86,951
License fees and service revenue	9,838	—	10,042	28
Total revenues	$44,982	$46,855	$83,599	$86,979
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	5,990	6,156	13,061	12,434
Selling, general and administrative	22,552	25,399	45,886	48,802
Research and development	9,558	11,335	25,409	40,832
Amortization and impairment of intangible assets	6,916	5,361	20,938	10,721
Total operating costs and expenses	45,016	48,251	105,294	112,789
Loss from operations	(34)	(1,396)	(21,695)	(25,810)
Other expenses:
Interest expense, net	(2,258)	(1,976)	(4,486)	(4,043)
Change in fair value of contingent consideration related to acquisitions	(146)	(1,005)	(646)	(1,729)
Other income (expense), net	69	(487)	(966)	(845)
Total other expenses	(2,335)	(3,468)	(6,098)	(6,617)
Loss before income taxes	(2,369)	(4,864)	(27,793)	(32,427)
Benefit (provision) for income taxes	23	1,301	(115)	1,223
Net loss	$(2,346)	$(3,563)	$(27,908)	$(31,204)
Net loss per share:
Basic and diluted	$(0.04)	$(0.06)	$(0.43)	$(0.49)
Weighted average shares outstanding:
Basic and diluted	65,466,004	64,609,197	65,167,162	64,119,441
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,346)	$(3,563)	$(27,908)	$(31,204)
Other comprehensive (loss) income, net of income tax:
Unrealized gain on available-for-sale securities	1,806	741	2,585	1,055
Adjustment for realized loss on available-for-sale securities, and included in net income	—	(279)	—	(398)
Foreign currency translation adjustments	106	95	(1,900)	183
Other comprehensive income	1,912	557	685	840
Total comprehensive loss	$(434)	$(3,006)	$(27,223)	$(30,364)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(27,908)	$(31,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,129	12,179
Stock-based compensation	5,990	5,525
Accretion of debt discount to interest expense on 2018 Convertible Notes (Note 11)	2,569	2,332
Amortization of deferred financing costs to interest expense on 2018 Convertible Notes (Note 11)	327	308
Bad debt (recovery) expense	—	(28)
Impairment of intangible assets (Note 3(f))	7,160	—
Unrealized foreign currency exchange loss	3,992	606
Research and development expense for the value of stock issued to TopoTarget in connection with milestone achievement	—	7,790
Change in fair value of contingent consideration related to acquisitions (Note 9)	646	1,729
Changes in operating assets and liabilities:
Accounts receivable, net	28,966	(7,231)
Other receivables	(2,757)	(4,263)
Inventories	398	2,638
Prepaid expenses	1,139	(197)
Deferred tax assets	(237)	72
Other assets	(2,991)	(1,873)
Accounts payable and other accrued obligations	(13,052)	(10,659)
Accrued payroll and benefits	(2,645)	(1,723)
Drug development liability	(1,296)	(554)
Deferred revenue	(2,531)	(123)
Deferred tax liability	184	602
Other long-term liabilities	905	(256)
Net cash provided by (used in) operating activities	12,988	(24,330)
Cash Flows From Investing Activities:
Redemption of certificate of deposit	—	165
Purchases of property and equipment	(212)	(605)
Net cash used in investing activities	(212)	(440)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	996	1,339
Proceeds from sale of stock under employee stock purchase plan	335	348
Purchase and retirement of restricted stock to satisfy employee tax liability at vesting	(515)	(590)
Net cash provided by financing activities	816	1,097
Effect of exchange rates on cash and equivalents	(1,263)	(228)
Net increase (decrease) in cash and cash equivalents	12,329	(23,901)
Cash and cash equivalents—beginning of period	$129,942	$156,306
Cash and cash equivalents—end of period	$142,271	$132,405
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$332	$329
Cash paid for interest	$1,650	$1,588
See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary focus on oncology and hematology. Our strategy is comprised of the (i) commercialization of cancer therapeutics through our U.S. direct sales force and international licensees and distributors, (ii) completion of clinical studies for new indications of our marketed products, and (iii) acquisition, development, and marketing of a broad and diverse pipeline of late-stage clinical and commercial drug compounds.
We currently market five drugs for the treatment of cancer:

•	FUSILEV® injection for patients with advanced metastatic colorectal cancer and to counteract certain effects of methotrexate therapy;

•	ZEVALIN® injection for patients with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients with relapsed or refractory peripheral T-cell lymphoma;

•	MARQIBO® injection for patients with Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ® injection for patients with relapsed or refractory peripheral T-cell lymphoma
We also have ongoing indication expansion clinical studies with some of our marketed products, and have a diversified pipeline of product candidates in Phase 2 and Phase 3 clinical studies.
(b) Basis of Presentation
Interim Financial Statements
The interim financial data as of June 30, 2015 and 2014 is unaudited and is not necessarily indicative of our results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and six months ended June 30, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2014 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and under the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for SPC, as discussed below). All inter-company accounts and transactions among these legal entities have been eliminated in consolidation.
Variable Interest Entity
We own fifty-percent of Spectrum Pharma Canada (“SPC”), a legal entity organized in Quebec, Canada in January 2008. Certain of our drug clinical studies are conducted through this “variable interest entity” (as defined under applicable GAAP) and we fund all of SPC’s operating costs. Since we carry the full risks and rewards of SPC, we meet the applicable GAAP

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

criteria as being its “primary beneficiary.” Accordingly, SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three and six months ended June 30, 2015 and 2014, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding certain bank accounts and intangible asset rights held by our wholly-owned foreign subsidiaries) are located in the U.S.

2. USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. However, actual values may materially differ, since estimates are inherently uncertain. On an on-going basis, our management evaluates its estimates and assumptions, including those related to (i) gross-to-net revenue adjustments; (ii) the timing of revenue recognition; (iii) the collectability of customer accounts; (iv) whether the cost of inventories can be recovered; (v) the fair value of goodwill and intangible assets; (vi) the realization of tax assets and estimates of tax liabilities; (vii) the likelihood of payment and value of contingent liabilities; (viii) the fair value of investments; (ix) the valuation of stock options and the periodic expense recognition of stock-based compensation; and (x) the potential outcome of ongoing or threatened litigation.
The estimates and assumptions that most significantly impact the presented amounts within these accompanying Condensed Consolidated Financial Statements are further described below:
(i) Revenue Recognition
(a) Product Sales: We sell our products to wholesalers/distributors (i.e., our customers), except for our U.S. sales of ZEVALIN in which case the end-user (i.e. clinic or hospital) is our customer. Our wholesalers/distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from our product sales is recognized when title and risk of loss have transferred to our customer, and the following additional criteria are met:

(1)	appropriate evidence of a binding arrangement exists with our customer;

(2)	price is substantially fixed and determinable;

(3)	collection from our customer is reasonably assured;

(4)	our customer’s obligation to pay us is not contingent on resale of the product;

(5)	we do not have significant continued performance obligations to our customer; and

(6)	we have a reasonable basis to estimate returns.
Our gross revenue is reduced by our gross-to-net (“GTN”) estimates each period, resulting in our reported “product sales, net” in the accompanying Condensed Consolidated Statements of Operations. We defer revenue recognition in full if these estimates are not reasonably determinable at the time of sale. These estimates are based upon information received from external sources (such as written and oral information obtained from our customers with respect to their period-end inventory levels, and their sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of estimates, the actual amount we incur may be materially different than our GTN estimates, and require prospective revenue adjustments in periods after the initial sale was recorded.
Our GTN estimates are comprised of the following categories:
Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased product beginning at its expiration date, and within six months thereafter. Returned product is generally not resold. Returns for expiry of ZEVALIN and FOLOTYN are not contractually, or customarily, allowed. We estimate expected returns based on our historical return rates.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Government Chargebacks: Our products are subject to pricing limits under certain federal government programs (e.g., Medicare and 340B Drug Pricing Program). Qualifying entities (i.e., end-users) purchase product from our customers at their qualifying discounted price. The chargeback amount we incur represents the difference between our contractual sales price to our customer, and the end-user’s applicable discounted purchase price under the government program. There may be significant lag time between our reported net product sales and our receipt of corresponding government chargeback claims from our customers.
Prompt Pay Discounts: Discounts for prompt payment are estimated at the time of sale, based on our eligible customers’ prompt payment history and the contractual discount percentage.
Commercial Rebates: Commercial rebates are based on (i) our estimates of end-user purchases through a group purchasing organization ("GPO"), (ii) the corresponding contractual rebate percentage tier we expect each GPO to achieve, and (iii) our estimates of the impact of any prospective rebate program changes made by us.
Medicaid Rebates: Our products are subject to state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with our product is covered under Medicaid, resulting in a discounted price for our product under the applicable Medicaid program. Our Medicaid rebate accrual calculations require us to project the magnitude of our sales, by state, that will be subject to these rebates. There is a significant time lag in us receiving rebate notices from each state (generally several months or longer after our sale is recognized). Our estimates are based on our historical claim levels by state, as supplemented by management’s judgment.
Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers/distributors of our products (except for U.S. sales of ZEVALIN) for various commercial services, including: contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of our applicable sales.
(b) License Fees: We recognize revenue for our licensing of intellectual property to third-parties (out-licenses), based on the contractual terms of each agreement and our application of pertinent GAAP. This revenue may be associated with upfront license fees, milestone payments from our licensees’ sales or regulatory achievements, and royalties from our licensees’ sales in applicable territories.
(c) Service Revenue: We receive fees from third-parties under certain arrangements for our research and development activities, clinical trial management, and supply chain services. Payment may be triggered by the successful completion of a phase of development, results from a clinical trial, regulatory approval events, or completion of product delivery in our capacity as an agent in such arrangement. We recognize revenue when the corresponding milestone is achieved, or the revenue is otherwise earned and due to us through our on-going activities.
(d) New Revenue Recognition Standard: On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This standard will require public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
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
(iii) Marketable Securities

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit. Since we classify these securities as “available-for-sale” under applicable GAAP, any unrealized gains or losses from their change in value is reflected in “unrealized gain on available-for-sale securities” on the accompanying Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses on available-for-sale securities are included in “other income (expense), net” on the accompanying Condensed Consolidated Statements of Operations.
(iv) Accounts Receivable
Our accounts receivables are derived from our product sales, license fees, and service revenue, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
(v) Inventories
We value our inventory at the lower of (i) the actual cost of its purchase or manufacture, or (ii) its current market value. Inventory cost is determined on the first-in, first-out method (FIFO). We regularly review our inventory quantities in process of manufacture and on hand. When appropriate, we record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast by product and corresponding expiry dates.
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
(viii) Stock-Based Compensation
Stock-based compensation expense for equity awards granted to our employees and members of our board of directors is recognized on a straight-line basis over each award's vesting period. Recognized compensation expense is net of an estimated forfeiture rate, representing the percentage of awards that are expected to be forfeited (by termination of employment or

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

service) prior to vesting. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) which carry service conditions for vesting. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) which carry combined market conditions and service conditions for vesting.
The calculation of the fair value of stock options and the recognition of stock-based compensation expense requires uncertain assumptions, including (a) the pre-vesting forfeiture rate of the award, (b) the expected term of the stock option, (c) the stock price volatility over the term of the stock option, and (d) the risk-free interest rate over the term of the stock option.
We estimate forfeiture rates based on our employees’ overall forfeiture history, which we believe will be representative of future results. We estimate the expected term of stock options granted based on our employees’ historical exercise patterns, which we believe will be representative of their future behavior. We estimate the volatility of our common stock on the date of grant based on historical volatility of our common stock for a look-back period that corresponds with the expected term. We estimate the risk-free interest rate based upon the U.S. Treasury yields in effect at award grant, for a period equaling the stock options’ expected term.
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
We record foreign currency transactions, when initially denominated in a currency other than the respective functional currency of our subsidiary, at the prevailing exchange rate on the date of the transaction. Resulting unrealized foreign exchange gains and losses from transactions with third parties are included in “accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets.
Beginning April 1, 2015, all unrealized foreign exchange gains and losses associated with our intercompany loans were included in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets, as these loans with our foreign subsidiaries are no longer expected to be settled in the "foreseeable future." For the period January 1, 2015 through March 31, 2015, unrealized foreign exchange gains and losses associated with our intercompany loans were included in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets and in "other income (expense), net" in the Condensed Consolidated Statements of Operations. In periods prior to January 1, 2015, all unrealized foreign exchange gains and losses associated with intercompany loans were included in “other income (expense), net” in the Condensed Consolidated Statements of Operations.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit (provision) for income taxes” within the Condensed Consolidated Statements of Operations in the period the notice was received.
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

3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of June 30, 2015 and December 31, 2014, our holdings included within “cash and cash equivalents” and “marketable securities” were at major financial institutions.
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
The following is a summary of our “cash and cash equivalents” and “marketable securities”:

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and cash equivalents	Current	Long Term
June 30, 2015
Bank deposits	$65,277	$—	$—	$65,277	$65,277	$—	$—
Money market funds	76,994	—	—	76,994	76,994	—	—
Bank CDs	245	—	—	245	—	245	—
Mutual funds	3,063	—	—	3,063	—	3,063	—
Total cash and equivalents and marketable securities	$145,579	$—	$—	$145,579	$142,271	$3,308	$—
December 31, 2014
Bank deposits	$62,997	$—	$—	$62,997	$62,997	$—	$—
Money market funds	66,945	—	—	66,945	66,945	—	—
Bank CDs	244	—	—	244	—	244	—
Mutual funds	3,062	—	—	3,062	—	3,062	—
Total cash and equivalents and marketable securities	$133,248	$—	$—	$133,248	$129,942	$3,306	$—
As of June 30, 2015, none of these securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment
“Property and equipment, net of accumulated depreciation” consist of the following:

	June 30, 2015	December 31, 2014
Computer hardware and software	$3,824	$3,616
Laboratory equipment	609	643
Office furniture	348	344
Leasehold improvements	2,872	2,847
Property and equipment, at cost	7,653	7,450
(Less): Accumulated depreciation	(6,388)	(6,045)
Property and equipment, net of accumulated depreciation	$1,265	$1,405
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the six months ended June 30, 2015 and 2014, was $0.4 million and $0.7 million in each period.

(c) Inventories
“Inventories” consist of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	June 30, 2015	December 31, 2014
Raw materials	$1,061	$1,507
Work-in-process*	5,216	3,979
Finished goods	2,517	3,714
Inventories	$8,794	$9,200
*We have contractual commitments to receive $6.4 million of raw materials for the future manufacture of ZEVALIN (representing strategic long-term supply), with expected delivery in the fourth quarter of 2015. Inventories at June 30, 2015 include $0.8 million of ZEVALIN work-in-process (representing packaged, but unlabeled vials) with expiry in December 2017. We expect to sell our existing and committed ZEVALIN inventory over the next few years. However, if our forecasted ZEVALIN sales or production strategy changes, it could result in a charge in that period to “cost of product sales (excludes amortization of intangible assets)” within the Condensed Consolidated Statements of Operations.
(d) Prepaid expenses
“Prepaid expenses” consist of the following:

	June 30, 2015	December 31, 2014
Prepaid operating expenses	$2,008	$3,112
Short term debt issuance costs	680	662
Prepaid expenses	$2,688	$3,774
(e) Other receivables
“Other receivables” consist of the (i) amounts we expect to be refunded from taxing authorities, primarily relating to fiscal year 2012 income taxes paid, (ii) amounts we expect to receive related to the CASI promissory note, (iii) amounts we will be reimbursed from our directors and officers insurance carrier, and (iv) amounts we expect to be reimbursed from certain third-parties for incurred research and development expenses.

	June 30, 2015	December 31, 2014
Income tax receivable	$1,651	$1,387
CASI secured promissory note (see Note 10)	1,500	—
Insurance receivable	365	—
Research and development expenses - reimbursements due	4,729	4,102
Other receivables	$8,245	$5,489
(f) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization” consist of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

		June 30, 2015
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL indication)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA IPR&D	7,700	—	—	—	7,700	n/a	n/a
BELEODAQ distribution rights	25,000	(1,875)	—	—	23,125	160	148
MARQIBO distribution rights	26,900	(6,384)	—	—	20,516	81	57
FOLOTYN distribution rights	118,400	(24,752)	—	—	93,648	152	119
ZEVALIN distribution rights – U.S.	41,900	(28,871)	—	—	13,029	123	45
ZEVALIN distribution rights – Ex-U.S.	23,490	(7,966)	(4,023)	—	11,501	96	57
FUSILEV distribution rights*	16,778	(7,912)	—	(7,160)	1,706	56	6
FOLOTYN out-license**	27,900	(7,747)	—	(1,023)	19,130	110	85
Total intangible assets	$305,668	$(85,507)	$(4,023)	$(8,183)	$207,955

* On February 20, 2015, the U.S. District Court for the District of Nevada found the patent covering FUSILEV to be invalid, and on February 27, 2015, we filed a Notice of Appeal of that decision. On March 6, 2015, the Court of Appeals for the Federal Circuit temporarily enjoined Sandoz International from launching its proposed generic levo-leucovorin products. On April 24, 2015, it was announced that Sandoz has commercialized a generic levo-leucovorin product. These events represented a “triggering event” under applicable GAAP for purposes of evaluating our FUSILEV distribution rights' recoverability as of March 31, 2015. Our impairment evaluation resulted in a $7.2 million impairment charge (non-cash) in the first quarter of 2015, and accelerated amortization expense recognition over the remainder of 2015 for the remaining $2.6 million net book value of FUSILEV distribution rights.

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

Intangible asset amortization and impairment expense recognized during the six months ended June 30, 2015 and 2014 was $20.9 million, of which $13.7 million relates to current period amortization expense and $7.2 million relates to the impairment of the FUSILEV distribution rights, compared to $11.4 million of amortization expense, respectively.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Estimated intangible asset amortization expense (excluding incremental amortization from the reclassification of IPR&D to developed technology) for the remainder of 2015 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31,
Remainder of 2015	$13,835
2016	24,256
2017	24,256
2018	24,257
2019	21,651
2020	15,727
2021 and thereafter	58,673
$182,655
“Goodwill” is comprised of the following:

	June 30, 2015	December 31, 2014
Acquisition of Talon	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos	5,346	5,346
Foreign currency exchange translation effects	(402)	(202)
Goodwill	$17,995	$18,195
(g) Other assets
“Other assets” are comprised of the following:

	June 30, 2015	December 31, 2014
Equity securities (see Note 10)*	$9,676	$8,501
Supplies	241	234
2018 Convertible Notes issuance costs**	1,826	2,171
Executive officer life insurance – cash surrender value	8,209	6,958
Other assets	$19,952	$17,864
* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond June 30, 2015, as discussed in Note 10. Unrealized gains from these equity securities were recognized through “unrealized gain on available-for-sale securities" within the Condensed Consolidated Statements of Comprehensive Loss, and were $2.6 million for the six months ended June 30, 2015.

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	June 30, 2015	December 31, 2014
Trade accounts payable and other accrueds	$18,180	$24,571
Accrued rebates	39,502	41,782
Accrued product royalty	3,009	5,182
Allowance for returns	1,586	1,135
Accrued data and distribution fees	2,729	3,952
Accrued GPO administrative fees	2,843	3,222
Inventory management fee	660	1,110
Allowance for chargebacks	3,314	4,040
Accounts payable and other accrueds	$71,823	$84,994
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets specifically for GTN estimates (see Note 2(i)) are as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2013	$33,967	$5,373	$2,900
Add: provisions (recovery)	76,636	21,330	(78)
(Less): credits or actual allowances	(64,781)	(18,419)	(1,687)
Balance as of December 31, 2014	45,822	8,284	1,135
Add: provisions	38,632	9,636	899
(Less): credits or actual allowances	(41,638)	(11,688)	(448)
Balance as of June 30, 2015	$42,816	$6,232	$1,586
(i) Deferred revenue
Deferred revenue (including current and long-term) is comprised of the following:

	June 30, 2015	December 31, 2014
CASI out-license (see Note 10)	$—	$9,959
FUSILEV deferred revenue*	7,039	—
Dr. Reddy's out-license (see Note 13(b)(iii))	462	—
Deferred revenue	$7,501	$9,959
* In the first quarter 2015, we deferred revenue recognition for $7.0 million related to certain FUSILEV product shipments that did not meet our revenue recognition criteria (see Note 2(i)(a)). The deferral resulted from our inability to estimate the rebate value (with requisite precision) that we expect to offer to our customers later in 2015, in order to compete with the generic levo-leucovorin products.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(j) Other long-term liabilities
Other long-term liabilities are comprised of the following:

	June 30, 2015	December 31, 2014
Accrued executive deferred compensation	$5,989	$4,694
Deferred rent (non-current portion)	275	364
Business acquisition liability	—	300
Other tax liabilities	730	730
Other long-term liabilities	$6,994	$6,088

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross product sales	$52,800	$68,329	$115,398	$129,828
Rebates and chargebacks	(13,705)	(17,772)	(31,850)	(34,721)
Data, distribution and GPO administrative fees	(3,635)	(4,920)	(9,205)	(9,416)
Prompt pay discount	(1)	(2)	(1)	(5)
Product returns allowance	(315)	1,220	(785)	1,265
Product sales, net	$35,144	$46,855	$73,557	$86,951

5. NET PRODUCT SALES BY GEOGRAPHIC REGION AND PRODUCT LINE
The below table presents our net product sales by geography for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
United States	$33,676	95.8%	$44,541	95.1%	$70,284	95.6%	$81,998	94.3%
International:
Europe (ZEVALIN only)	514	1.5%	796	1.7%	1,097	1.5%	1,836	2.1%
Asia Pacific (ZEVALIN only)	954	2.7%	1,518	3.2%	2,176	3.0%	3,117	3.6%
Total international	1,468	4.2%	2,314	4.9%	3,273	4.4%	4,953	5.7%
Product sales, net	$35,144	100.0%	$46,855	100.0%	$73,557	100.0%	$86,951	100.0%

The below table presents our net product sales by product line for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
FUSILEV	$14,329	40.8%	$26,554	56.7%	$34,496	46.9%	$48,747	56.1%
FOLOTYN	12,222	34.8%	12,597	26.9%	21,538	29.3%	22,655	26.1%
ZEVALIN	4,802	13.7%	6,336	13.5%	9,023	12.3%	12,636	14.5%
MARQIBO	2,080	5.9%	1,368	2.9%	3,974	5.4%	2,913	3.4%
BELEODAQ	1,711	4.9%	—	—%	4,526	6.2%	—	—
Product sales, net	$35,144	100.0%	$46,855	100.0%	$73,557	100.0%	$86,951	100.0%

6. STOCK-BASED COMPENSATION
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “operating costs and expenses” for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of product sales	$22	$—	$22	$—
Research and development	419	511	852	955
Selling, general and administrative	3,087	2,163	5,116	4,570
Total stock-based compensation	$3,528	$2,674	$5,990	$5,525

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,346)	$(3,563)	$(27,908)	$(31,204)
Weighted average shares – basic and diluted	65,466,004	64,609,197	65,167,162	64,119,441
Net loss per share – basic and diluted	$(0.04)	$(0.06)	$(0.43)	$(0.49)
Certain of our outstanding securities were excluded from the above calculation of net loss per share because their impact would have been anti-dilutive due to net loss per share in the three and six months ended June 30, 2015 and 2014, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
2018 Convertible Notes	11,401,284	11,401,284	11,401,284	11,401,284
Common stock options	1,383,667	2,076,157	1,465,449	2,300,525
Restricted stock awards	1,544,492	1,021,825	1,544,492	1,021,825
Common stock warrants	30,236	111,601	37,470	129,512
Preferred stock	40,000	40,000	40,000	40,000
Total	14,399,679	14,650,867	14,488,695	14,893,146

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

8. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories:

	June 30, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$245	$—	$245
Money market currency funds	—	76,994	—	76,994
Equity securities	9,676	—	—	9,676
Mutual funds	—	3,063	—	3,063
Deferred compensation investments, including life insurance cash surrender value	—	8,209	—	8,209
	$9,676	$88,511	$—	$98,187
Liabilities:
Deferred executive compensation liability	$—	$5,989	$—	$5,989
Drug development liability	—	—	14,489	14,489
Ligand Contingent Consideration	—	—	5,243	5,243
Talon CVR	—	—	2,683	2,683
Corixa Liability	—	—	62	62
	$—	$5,989	$22,477	$28,466

	December 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank CDs	$—	$244	$—	$244
Money market currency funds	—	66,945	—	66,945
Equity securities	7,191	—	—	7,191
Mutual funds	—	3,062	—	3,062
Deferred compensation investments, including life insurance cash surrender value	—	6,958	—	6,958
	$7,191	$77,209	$—	$84,400
Liabilities:
Deferred executive compensation liability	$—	$4,694	$—	$4,694
Deferred development costs	—	—	15,785	15,785
Ligand Contingent Consideration	—	—	4,901	4,901
Talon CVR	—	—	2,379	2,379
Corixa Liability	—	—	62	62
	$—	$4,694	$23,127	$27,821

We did not have any transfers between Levels 1 and 2 for all periods presented. The following presents a roll forward of our liabilities for which we utilize Level 3 inputs in determining period-end value. These liabilities are included on our Condensed Consolidated Balance Sheets within “acquisition-related contingent obligations” and “drug development liability”. The basis of the Level 3 inputs utilized are discussed in the referenced Notes to these accompanying Condensed Consolidated Financial Statements for each.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, excluding acquisition-related contingent obligations, approximate their related fair values due to their short-term nature.

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2013	$26,071
Transfers in (out) of Level 3	—
Deferred development costs	(1,957)
Ligand Contingent Consideration	901
Talon CVR	(1,950)
Corixa Liability	62
Balance at December 31, 2014	23,127
Transfers in (out) of Level 3	—
Deferred development costs (see Note 12)	(1,296)
Ligand Contingent Consideration (see Note 9(b))	342
Talon CVR (see Note 9(a))	304
Corixa Liability (see Note 13(b)(i))	—
Balance at June 30, 2015**	$22,477
** This amount is comprised of current and long-term portion of “drug development liability” and “acquisition-related contingent obligations” on our accompanying Condensed Consolidated Balance Sheets.

9. BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION
(a) Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration
Overview of Talon Acquisition
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

Talon CVR Fair Value as of June 30, 2015 and December 31, 2014
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2014	$2,379
Fair value adjustment for the six months ended June 30, 2015	304
June 30, 2015	$2,683
(b) Acquisition of Rights to EVOMELA and Related Contingent Consideration
Overview of Acquisition of Rights to EVOMELA
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled ®, propylene glycol-free MELPHALAN (which we recently branded as “EVOMELA”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”) for an initial license fee of $3.0 million.
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
Ligand Contingent Consideration Fair Value as of June 30, 2015 and December 31, 2014

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

Fair Value of Ligand Contingent Consideration
December 31, 2014	$4,901
Fair value adjustment for the six months ended June 30, 2015	342
June 30, 2015	$5,243

(c) Allos Acquisition
We acquired Allos Therapeutics, Inc. (“Allos”) on September 5, 2012, which was accounted for as a business combination. Our total cash consideration for this acquisition was $205.2 million, through which we acquired FOLOTYN distribution rights. We have no contingent consideration obligations as part of this transaction.

10. OUT-LICENSE OF MARQIBO, ZEVALIN, AND EVOMELA IN CHINA TERRITORY
Overview of CASI Out-License
On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, EVOMELA (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for the rights related to ZEVALIN and EVOMELA and a secured promissory note for the rights related to MARQIBO. Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues additional securities.
CASI will be responsible for the development and commercialization of these three drugs, including the submission of import drug registration applications to regulatory authorities and conducting any confirmatory clinical studies in greater China. We will provide CASI with future commercial supply of the CASI Out-Licensed Products under typical market terms.
Proceeds Received in the Quarter Ended September 30, 2014
The proceeds we received, and its fair value on the CASI Out-License execution date, consisted of the following:

CASI common stock (5.4 million shares)	$8,649	(a)
CASI secured promissory note due March 17, 2016, net of fair value discount ($1.5 million face value and 0.5% annual coupon)	1,310	(b)
Total consideration received, net of fair value discount	$9,959	(c)

(a)
Value based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its $9.7 million value as of June 30, 2015 within "other assets" (rather than "marketable securities") on our accompanying Condensed Consolidated Balance Sheets. The change in fair value of these securities is reported within “unrealized gain on available-for-sale securities" on the Condensed Consolidated Statements of Comprehensive Loss.

(b)
Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. The face value of the promissory note as of June 30, 2015 is included within "other receivables" on the accompanying Condensed Consolidated Balance Sheets.

(c)	Presented within "license fees and service revenue" in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 (see below).

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
Recognition of Proceeds – License Fee Revenue in the Quarter Ended June 30, 2015
The $9.7 million value (undiscounted, and net of certain foreign exchange adjustments) of the upfront proceeds that we received from CASI were recognized in the second quarter of 2015 within “license fees and service revenue” through our Condensed Consolidated Statements of Operations. The timing of this revenue recognition corresponds with the current period execution of supply agreements with CASI for ZEVALIN, MARQIBO, and EVOMELA. These agreements allow CASI to procure CASI Out-Licensed Products directly from approved third parties, and in such case, do not require our future involvement for their supply.

11. CONVERTIBLE SENIOR NOTES

Overview
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, equating to 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price is subject to adjustment under certain limited circumstances. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.
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
Conversion Hedge
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
Conversion Events
On and after June 15, 2018, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2018 Convertible Notes. Prior to June 15, 2018, holders may convert all or a portion of their 2018 Convertible Notes only under any of the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock on such trading day is greater than or equal to 130% of the Notes' conversion price on such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period in which, for each trading day of that measurement period, the trading price per $1,000 principal amount of 2018 Convertible Notes for such trading day was less than 98% of the product of (i) the last reported sale price of our common stock on such trading day and (ii) the Notes' conversion rate on such trading day; (3) upon the occurrence of certain corporate transactions; and (4) at any time prior to our stockholders’ approval to settle the 2018 Convertible Notes in our common shares and/or cash.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

As of June 30, 2015, the 2018 Convertible Notes are not eligible to be converted into our common stock, as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Shareholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of our common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the principal amount of $120 million in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value
The carrying value of the 2018 Convertible Notes as of June 30, 2015 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(21,134)
June 30, 2015	$98,866
Components of Interest Expense
The following table sets forth the components of interest expense (excluding nominal interest income) recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the six months ended June 30, 2015:

Contractual coupon interest expense	$1,650
Amortization of debt issuance costs	327
Accretion of debt discount	2,569
Total	$4,546
Effective interest rate	8.66%

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
On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated (the “Amended Mundipharma Collaboration Agreement”), in order to modify: (i) the scope of the licensed territory, (ii) milestone payments, (iii) royalty rates, and (iv) drug development obligations. In connection with the Amended Mundipharma Collaboration Agreement, we received a one-time $7 million payment from Mundipharma for certain research and development activities to be performed by us.
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
On May 29, 2015 and effective as of May 1, 2015, we entered into an amendment to the Amended Mundipharma Collaboration Agreement (the “Amendment”). Pursuant to the Amendment, among other things, the parties revised the conditions to our exercise of the option to gain commercialization rights in Switzerland from Mundipharma, and also revised tiered double digit royalties payable by Mundipharma on net sales in Switzerland.
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

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2014	$1,141	$14,644	$15,785
Transfer from long-term to current in 2015	728	(728)	—
(Less): Expenses incurred in 2015	(1,296)	—	(1,296)
Balance at June 30, 2015	$573	$13,916	$14,489

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
In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.
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
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s
Effective June 27, 2014, we executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), for the distribution rights of ZEVALIN within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. On December 17, 2014, upon the execution of a supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and was paid to us in February 2015. The recognition of this upfront payment is reported on a straight-line basis within “license fee and service revenue” on the Condensed Consolidated Statements of Operations over a ten years term through December 2024. Additionally, sales and regulatory milestones (aggregating $3 million) will become due to us as they are achieved by Dr. Reddy’s, as well as a 20% royalty on net sales of ZEVALIN in India.
(iv) FUSILEV: In-License Agreement with Merck & Cie AG
In May 2006, we amended and restated a license agreement with Merck & Cie AG (“Merck”), which we assumed in connection with our March 2006 acquisition of the assets of Targent, Inc. Pursuant to the license agreement with Merck, we obtained the exclusive license to use regulatory filings related to FUSILEV and a non-exclusive license under certain patents and know-how to develop, manufacture, use, and sell FUSILEV in the field of oncology in North America in return for a royalty percentage (in the mid-single digits) of net sales. Merck is eligible to receive a $0.2 million payment from us upon the achievement of a FDA approval of an oral form of FUSILEV. This milestone has not yet been met, and no amounts have been accrued in our accompanying Condensed Consolidated Balance Sheets for its potential achievement.
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
(vi) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to
EVOMELA from Ligand (see Note 9(b)). In April 2014, we reported that EVOMELA had met its primary endpoint in a pivotal trial for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. We filed an NDA with the FDA in December 2014. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) action date (i.e., notice of EVOMELA approval decision) of October 23, 2015.

We assumed full responsibility for its ongoing clinical and regulatory development program. We are required to pay Ligand additional amounts of up to $66 million, upon achievement of certain regulatory milestones and net sales thresholds, which we have valued at $5.2 million and $4.9 million within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Statements of Operations as of June 30, 2015 and December 31, 2014, respectively. We will also pay royalties of 20% on our net sales of licensed products in all territories.
(vii) MARQIBO: Contingent Consideration Agreement with Talon Therapeutics, Inc.
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $2.7 million and $2.4 million liability within “acquisition-related contingent obligations” as of June 30, 2015 and

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

December 31, 2014, respectively. The CVR has a maximum payout value of $195 million if all sales and regulatory approval milestones are achieved.
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
Under continuing terms, all development, including studies, will be conducted under a joint development plan, which we will fund 70% of such costs, and TopoTarget will fund 30%. We have final decision-making authority for all developmental activities in North America and India (and China upon exercise of its option). TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. In February 2014, upon FDA acceptance of our new drug application, we issued one million shares of our common stock, and made a $10 million milestone payment to TopoTarget. The aggregate payout value of this first milestone at achievement was $17.8 million, and was recognized within “research and development” on the accompanying Condensed Consolidated Statement of Operations during the first quarter of 2014.
In July 2014, we received approval from the FDA for BELEODAQ’s use for injection and treatment of relapsed or refractory peripheral T-cell lymphoma. As a result, we paid a second milestone payment to TopoTarget of $25 million in November 2014, which we capitalized as an amortizable intangible asset. Other potential milestone payments due upon BELEODAQ regulatory achievements and sales thresholds (aggregating up to $278 million) are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets.

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
(xi) SPI-2012: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company
In January 2012 (and as amended in March 2014 and October 2014), we entered into a License, Development, and Supply Agreement with Hanmi Pharmaceutical Company, Ltd. (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of the agreement, as amended, we have primary financial responsibility for the SPI-2012 development plan. We have worldwide rights for SPI-2012, except for Korea, China, and Japan. We will also be responsible for milestone payments related to SPI-2012 Phase 3 clinical trial commencement, regulatory approvals, and sales thresholds (aggregating $238 million), which are not included within "total liabilities" in our Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the mid-teen digits on our net sales of SPI-2012.

(xiii) POZIOTINIB: In-License Agreement with Hanmi
In February 2015, we executed an in-license agreement with Hanmi Pharmaceutical Co., Ltd for POZIOTINIB, a pan-HER inhibitor in Phase 2 clinical trials, requiring our upfront payment for these rights. This drug has shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal, and lung cancers.
Under the terms of this agreement, we received the exclusive rights to commercialize POZIOTINIB globally, excluding Korea and China. Hanmi, and its development partners, will bear full responsibility for completion of on-going Phase 2 trials in Korea. We will bear full financial responsibility for all other clinical studies. The agreement includes future regulatory and sales-dependent milestones payments (aggregating $358 million), which are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the low to mid-teen digits on our net sales of POZIOTINIB.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At June 30, 2015 and December 31, 2014, DC Plan deferrals and contributions totaling $6.0 million and $4.7 million, respectively, are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
We are presently responding to Abbreviated New Drug Applications (“ANDAs”) filed by companies seeking to market generic forms of FUSILEV and FOLOTYN, respectively. We are also responding to certain shareholder suits that purportedly stem from our March 12, 2013 press release, in which we announced anticipated changes in customer ordering patterns of FUSILEV. These complaints allege that, as a result of this press release, our stock price declined.
FUSILEV ANDA Litigation
On January 20, 2012, March 2, 2012, June 18, 2014, January 23, 2015, and July 17, 2015 respectively, we filed suit against Sandoz Inc., Innopharma Inc., Ben Venue Laboratories, Inc., Amneal Pharmaceuticals, Inc., and Actavis LLC. respectively, following Paragraph IV certifications in connection with their filing separate ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs incurred in such matters. On December 9, 2013, three Mylan entities collaborating with Innopharma were joined to Innopharma case. On November 24, 2014 the complaint in the Ben Venue case was amended to substitute the original defendant Ben Venue Laboratories, Inc. with successors West-Ward Pharmaceutical Corp. and Eurohealth International SARL.
A trial took place in the Sandoz case from January 12, 2015 through January 20, 2015 in the U.S. District Court for the District of Nevada and on February 20, 2015 the district court found certain of the asserted claims of the patent covering FUSILEV invalid. On February 27, 2015, we filed our Notice of Appeal. On April 24, 2015, it was announced that Sandoz has commercialized a generic levo-leucovorin product.
Our appeal of the Nevada district court ruling remains ongoing. Oral argument took place August 6, 2015. In the event that we are successful in our appeal, we would then expect to file a lawsuit against Sandoz for damages resulting from its at-risk launch.
On August 4, 2015 the Delaware district court ordered that judgment be entered for Innopharma and Mylan due to the Nevada district court judgment in the Sandoz action. We anticipate also appealing the judgment in the Innopharma and Mylan case. In the event that we are successful in our appeal of the Sandoz action, we would seek relief from such judgment in the Innopharma and Mylan case. The actions against the other FUSILEV ANDA filers are stayed pending resolution of the appeal in the Sandoz case.
On April 27, 2015, we filed suit in the U.S. District Court for the District of Columbia against the FDA seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz’s ANDA. The Company contends that Sandoz’s ANDA should not have been approved until the expiry of the Company’s Orphan Drug Exclusivity on April 29, 2018. On April 29, 2015, the court denied the temporary restraining order and on May 27, 2015, the court entered summary

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

judgment in favor of the FDA et al. On June 5, 2015, we filed our Notice of Appeal. Oral argument is scheduled for October 22, 2015. The ultimate outcomes of these proceedings are uncertain.
FOLOTYN ANDA Litigation
On June 19, 2014, we filed a lawsuit against five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN: (1)Teva Pharmaceuticals USA, Inc., (2) Sandoz Inc., (3) Fresenius Kabi USA, LLC, (4) Dr. Reddy’s Laboratories, Ltd., and (5) Dr. Reddy’s Laboratories, Inc. We filed the lawsuit in the U.S. District Court for the District of Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs. The litigation is stayed with respect to the Dr. Reddy's entities pending resolution of the case against the other FOLOTYN ANDA filers. A trial date of September 12, 2016 has been set in the FOLOTYN lawsuit in the U.S. District Court for the District of Delaware. While we believe our patent rights are strong, the ultimate outcome of such action is uncertain.
Shareholder Litigation
John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint. On March 26, 2015, the court denied the motion to dismiss. On June 15, 2015, the Court ordered a stay of the proceedings pending the outcome of mediation between the parties.
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
The 340B price is a discounted price for covered outpatient drugs that manufacturers participating in Medicaid (which includes us) agree to make available to certain providers that participate in the 340B drug discount program (“Covered Entities”). We continue to investigate this matter in order to properly respond to HRSA. Nonetheless, we believe that our pricing to Covered Entities has complied with all applicable legal requirements. Since we only make provisions for liabilities when it is both probable that a liability has been incurred, and the amount can be reasonably estimated, we have not recorded a liability for this pending matter as of June 30, 2015.

14. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a provision for income taxes of $0.1 million and a benefit for income taxes of $1.2 million for the six months ended June 30, 2015 and 2014, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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
We currently market five drugs for the treatment of cancer:

•	FUSILEV® injection for patients with advanced metastatic colorectal cancer and to counteract certain side effects of methotrexate therapy;

•	ZEVALIN® injection for patients with follicular non-Hodgkin’s lymphoma;

•	FOLOTYN® injection for patients with relapsed or refractory peripheral T-cell lymphoma;

•	MARQIBO® injection for patients with relapsed Philadelphia chromosome–negative acute lymphoblastic leukemia; and

•	BELEODAQ® injection for patients with relapsed or refractory peripheral T-cell lymphoma
We also have ongoing indication expansion studies with some of our marketed products, and have a diversified pipeline of product candidates in Phase 2 and Phase 3 clinical studies.
Business Strategy
Our business strategy is comprised of the following three initiatives:

•	Maximize the revenue potential of our five currently-marketed drugs for the treatment of cancer.
Our near-term outlook largely depends on sales and marketing success of our five marketed drugs. It is this "base business" that provides the requisite working capital to operate our daily operations, and for opportunistic acquisitions and licensing arrangements.

•	Develop and commercialize drugs for the treatment of cancer within our pipeline.
Our focus is on drugs in the late-stages of development. We strive to timely complete clinical studies in order to obtain regulatory approval. Upon obtaining approval, our sales, marketing, and medical affairs functions educate physicians on the safety and effectiveness of the drug in treating cancer patients for the approved indication(s).

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
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2014, “Business” section for a discussion of our:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development

Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals
During the six months ended June 30, 2015, we accomplished various critical business objectives, which included:

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

Medical:

•
In December 2014, we filed our new drug application ("NDA") with the FDA for EVOMELA. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) action date (i.e., notice of EVOMELA approval decision) of October 23, 2015. If we obtain FDA approval, we plan to commercialize EVOMELA shortly thereafter.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, Critical Accounting Policies and Estimates for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

RESULTS OF OPERATIONS
Operations Overview – Three and six months ended June 30, 2015 and 2014

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Total revenues	$44,982	100.0%	$46,855	100.0%	$83,599	100.0%	$86,979	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	5,990	13.3%	6,156	13.1%	13,061	15.6%	12,434	14.3%
Selling, general and administrative	22,552	50.1%	25,399	54.2%	45,886	54.9%	48,802	56.1%
Research and development	9,558	21.2%	11,335	24.2%	25,409	30.4%	40,832	46.9%
Amortization and impairment of intangible assets	6,916	15.4%	5,361	11.4%	20,938	25.0%	10,721	12.3%
Total operating costs and expenses	45,016	100.1%	48,251	103.0%	105,294	126.0%	112,789	129.7%
Loss from operations	(34)	(0.1)%	(1,396)	(3.0)%	(21,695)	(26.0)%	(25,810)	(29.7)%
Interest expense, net	(2,258)	(5.0)%	(1,976)	(4.2)%	(4,486)	(5.4)%	(4,043)	(4.6)%
Change in fair value of contingent consideration related to acquisitions	(146)	(0.3)%	(1,005)	(2.1)%	(646)	(0.8)%	(1,729)	(2.0)%
Other income (expense), net	69	0.2%	(487)	(1.0)%	(966)	(1.2)%	(845)	(1.0)%
Loss before income taxes	(2,369)	(5.3)%	(4,864)	(10.4)%	(27,793)	(33.2)%	(32,427)	(37.3)%
Benefit (provision) for income taxes	23	0.1%	1,301	2.8%	(115)	(0.1)%	1,223	1.4%
Net loss	$(2,346)	(5.2)%	$(3,563)	(7.6)%	$(27,908)	(33.4)%	$(31,204)	(35.9)%
THREE MONTHS ENDED JUNE 30, 2015 VERSUS 2014
Total Revenues

	Three months ended June 30,
	2015	2014	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$14.3	$26.6	$(12.3)	(46.2)%
FOLOTYN	12.2	12.6	(0.4)	(3.2)%
ZEVALIN	4.8	6.3	(1.5)	(23.8)%
MARQIBO	2.1	1.4	0.7	50.0%
BELEODAQ	1.7	—	1.7	—%
	$35.1	$46.9	$(11.8)	(25.2)%
License fees and service revenue	9.8	—	9.8	—%
Total revenues	$44.9	$46.9	$(2.0)	(4.3)%
Product sales, net. Gross product revenues are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargebacks established at the time revenues are recognized to arrive at net product sales. Management considers various factors in the determination of such provisions, which are described in more detail within "Critical Accounting Policies and Estimates" of our 2014 Form 10-K.

FUSILEV revenue decrease is primarily due to a significant decline in our unit sales to customers, as well as a slight decrease in our net average sales price per unit. This unit sales decline is due to the competitive launch of generic levo-leucovorin products in April 2015 (see Note 3(f)). Our FUSILEV unit sales and net revenue are expected to further decline in the second half of 2015 from our first half results.

FOLOTYN revenue decrease is primarily due to the non-recurrence in the current period of a single customer's large purchase of this product for use in their clinical trials. These purchases ceased in the fourth quarter of 2014, and are not expected to resume. This revenue decrease was partially offset by (i) an increase in unit sales to our wholesaler/distributor customers in the current period as compared to the prior year period, and (ii) a slight increase in our net average sales price per unit.
ZEVALIN revenue decrease is primarily due to a meaningful decline in end-user demand in the current period, as well as modest decline in our ex-U.S. average net sales price per unit in 2015 versus 2014.
MARQIBO revenue increase is primarily due to a significant increase in unit sales to our customers in the current period, as well as a slight increase in our net average sales price per unit.
BELEODAQ revenue in the current period is a result of our launch of this product in July 2014, thus there were no sales for this product in the prior year period.
License fees and service revenue. In the current period we recognized $9.7 million associated with the upfront proceeds that we received for our out-licenses of ZEVALIN, MARQIBO, and EVOMELA. The timing of this revenue recognition corresponds with the current period execution of drug supply agreements (see Note 10). We also recognized $0.1 million from our out-license of FOLOTYN in certain ex-U.S. territories.
Operating Expenses

	Three months ended June 30,
	2015	2014	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$6.0	$6.2	$(0.2)	(3.2)%
Selling, general and administrative	22.5	25.4	(2.9)	(11.4)%
Research and development	9.6	11.3	(1.7)	(15.0)%
Amortization and impairment of intangible assets	6.9	5.4	1.5	27.8%
Total operating costs and expenses	$45.0	$48.3	$(3.3)	(6.8)%
Cost of Product Sales. Cost of product sales remained consistent with the prior year period, despite our decrease in net product sales, and was primarily due to (i) increased royalty expenses (largely attributable to the non-recurrence of a royalty accrual adjustment for an in-license contract amendment in the prior year period) and (ii) ordinary course of business quality testing costs incurred in the current period.
Selling, General and Administrative. Selling, general and administrative expenses decreased primarily due to a $1.1 million decline in legal expenses, driven by reduced patent litigation costs. In addition, we received a $0.4 million reimbursement from our directors and officers insurance carrier, recognized as a reduction to expense in the second quarter of 2015. The remaining decrease was driven by our 2015 expense reduction initiatives.

Research and Development. The decrease in research and development expenses in the current period is primarily due to a reduction in clinical trial expenses related to various studies, as we narrow our focus to certain drug development clinical studies.
Amortization and Impairment of Intangible Assets. Amortization expense increased in the current period due to incremental amortization of BELEODAQ distribution rights, which commenced upon its launch in the third quarter of 2014, and accelerated amortization of our FUSILEV distribution rights, beginning in the second quarter 2015 (see Note 3(f)).

Total Other Expenses

	Three months ended June 30,
	2015	2014	$ Change	% Change
	($ in millions)
Total other expenses	$(2.3)	$(3.5)	$1.2	34.3%
Total other expenses decreased by $1.2 million primarily due to (i) $0.8 million decrease in contingent consideration valuation related to our MARQIBO and EVOMELA products (see Note 9), and (ii) $0.4 million decrease in foreign exchange adjustments on the value of intercompany loans, which are now recorded in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets, beginning April 1, 2015 (see Note 2(ix)). These decreases were partially offset by a $0.1 million increase in interest expense attributable to our convertible senior notes issued in December 2013.
Benefit for Income Taxes

	Three months ended June 30,
	2015	2014	$ Change	% Change
	($ in millions)
Benefit for income taxes	$—	$1.3	$(1.3)	(100.0)%
Our current period benefit for income taxes of $20,000 represents a minor adjustment to the estimate of our 2015 minimum tax obligations.
SIX MONTHS ENDED JUNE 30, 2015 VERSUS 2014
Total Revenues

	Six months ended June 30,
	2015	2014	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$34.5	$48.7	$(14.2)	(29.2)%
FOLOTYN	21.5	22.7	(1.2)	(5.3)%
ZEVALIN	9.0	12.7	(3.7)	(29.1)%
MARQIBO	4.0	2.9	1.1	37.9%
BELEODAQ	4.5	—	4.5	—%
	$73.5	$87.0	$(13.5)	(15.5)%
License fees and service revenue	10.0	—	10.0	—%
Total revenues	$83.5	$87.0	$(3.5)	(4.0)%

Product sales, net. Gross product revenues are reduced by estimated provisions for product returns, sales discounts and rebates, distribution and data fees, and estimates for chargebacks established at the time revenues are recognized to arrive at net product sales. Management considers various factors in the determination of such provisions, which are described in more detail within "Critical Accounting Policies and Estimates" of our 2014 Form 10-K.

FUSILEV revenue decreased due to a significant decline in our unit sales to customers, driven by the competitive launch of generic levo-leucovorin products in April 2015 (see Note 3(f)). We deferred recognition of $7.0 million of net revenue for certain FUSILEV product shipments in the first quarter of 2015 that did not meet our revenue recognition criteria (see Note 2(i)(a)). The deferral is due to our continued inability to estimate rebates that will be offered to compete with the generic levo-leucovorin products in the second half 2015. We expect to recognize this $7.0 million of deferred revenue in the third quarter of 2015, when more pricing data becomes available for our rebate estimates.
FOLOTYN revenue decrease is primarily due to the non-recurrence in the current period of a single customer's large purchase of product for use in their clinical trials. This customer's purchases ceased in the fourth quarter of 2014, and are not expected to resume. This decrease was partially offset by (i) an increase in unit sales to our wholesaler/distributor customers in the current period as compared to the prior year period, and (ii) a slight increase in our net average sales price per unit.
ZEVALIN revenue decrease is attributable to decreased end-user demand, and a modest decline in our ex-U.S. average net sales price per unit in 2015 versus 2014.
MARQIBO revenue increase is primarily due to a significant increase in unit sales to our customers in the current period, as well as a slight increase in our net average sales price per unit.
BELEODAQ revenue in 2015 is a result of our July 2014 launch of this product, thus there were no sales for this product in the prior year period.
License fees and service revenue. In the current period we recognized $9.7 million associated with the upfront proceeds that we received for our out-licenses of ZEVALIN, MARQIBO, and EVOMELA. The timing of this revenue recognition corresponds with the current period execution of drug supply agreements (see Note 10). We also recognized $0.3 million from our out-license of FOLOTYN in certain ex-U.S. territories.
Operating Expenses

	Six months ended June 30,
	2015	2014	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$13.1	$12.4	$0.7	5.6%
Selling, general and administrative	45.9	48.8	(2.9)	(5.9)%
Research and development	25.4	40.8	(15.4)	(37.7)%
Amortization and impairment of intangible assets	20.9	10.7	10.2	95.3%
Total operating costs and expenses	$105.3	$112.8	$(7.5)	(6.6)%
Cost of Product Sales. Cost of product sales remained consistent with the prior year period, despite our decrease in net product sales, and was primarily due to (i) increased royalty expenses (largely attributable to the non-recurrence of a royalty accrual adjustment for an in-license contract amendment in the prior year period) and (ii) ordinary course of business quality control costs incurred in the current period.
Selling, General and Administrative. Selling, general and administrative expenses decreased by $2.9 million, largely driven by a $2.1 million reimbursement from our directors and officers insurance carrier, which was recognized as a reduction to expense during the six months of 2015. The remaining decrease was driven by our 2015 expense reduction initiatives.

Research and Development. The $15.4 million decrease in research and development expenses is primarily due to the non-recurrence of our $17.8 million aggregate payment (in the form of cash and stock) in the first quarter of 2014, upon FDA milestone achievement associated with BELEODAQ. In addition, our clinical trial expenses in the current period have decreased, as we narrow our focus to certain drug development clinical studies. These reductions were partially offset by our upfront payment related to the POZIOTINIB in-license agreement (see Note 13(xiii)) and technical transfer costs related to ZEVALIN manufacture.
Amortization and Impairment of Intangible Assets. Amortization expense increased in the current period due to incremental amortization of BELEODAQ distribution rights, which commenced upon its launch in the third quarter of 2014. In addition, we recognized a $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (see Note 3(f)), and we accelerated its amortization recognition, beginning in the second quarter of 2015.

Total Other Expenses

	Six months ended June 30,
	2015	2014	$ Change	% Change
	($ in millions)
Total other expenses	$(6.1)	$(6.6)	$0.5	7.6%
Total other expenses decreased by $0.5 million primarily due to $1.1 million decrease in contingent consideration related to our MARQIBO and EVOMELA products (see Note 9), partially offset by (i) $0.3 million increase in interest expense attributable to our convertible senior notes issued in December 2013, and (ii) $0.2 million increase in foreign exchange adjustments on the value of intercompany loans, which are now recorded in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets, beginning April 1, 2015 (see Note 2(ix)).
(Provision) Benefit for Income Taxes

	Six months ended June 30,
	2015	2014	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes	$(0.1)	$1.2	$(1.3)	(108.3)%
Our provision for income taxes represents our estimate of minimum tax obligations for current year operations.
LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands, except financial metrics data)
Cash and cash equivalents	$142,271	$129,942	$132,405
Marketable securities	$3,308	$3,306	$3,306
Accounts receivable, net	$41,684	$70,758	$56,742
Total current assets	$207,162	$222,469	$220,133
Total current liabilities	$90,503	$109,439	$77,479
Working capital surplus (a)	$116,659	$113,030	$142,654
Days sales outstanding (“DSO”) (b)	84	126	110
Current ratio (c)	2.3	2.0	2.9

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Net accounts receivable at period end divided by net revenue for the respective quarter multiplied by the number of days in the quarter.

(c)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities was $13.0 million for the six months ended June 30, 2015, as compared to cash used in operating activities of $24.3 million in the prior year period.
For the six months ended June 30, 2015 and 2014, our cash collections from customers totaled $148.8 million and $113.7 million, respectively, representing 178.0% and 130.7% of reported net revenue for the same years.
For the six months ended June 30, 2015 and 2014, cash payments to our employees and vendors and end-users for products, services, chargebacks, and rebates totaled $140.8 million and $135.0 million, respectively.
Net Cash Used In Investing Activities
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2015 for purchases of property, plant and equipment, as compared to $0.4 million in the prior year period.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2015, as compared to $1.1 million in the prior year period. The cash provided by financing activities during the second quarter of 2015, relates to (i) $1.0 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and (ii) $0.3 million of proceeds from employee stock purchases under our employee stock purchase plan. These amounts were partially offset by our $0.5 million purchase and retirement of restricted stock at our employees’ election, in order to fund their corresponding minimum employee tax obligations at vesting.

Convertible Senior Notes Due 2018
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. As of June 30, 2015, we may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.
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
We believe that our $146 million in aggregate cash and equivalents, and marketable securities as of June 30, 2015 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2015, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part, or all, of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, some of our obligations are incurred in Euros and Yen. We mitigate such risk by maintaining a limited portion of our cash in Euros and Yen.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
10.1+
First Amendment to Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2015, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

10.2+	Second Amendment to Change in Control Severance Agreement, dated as of August 6, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.
31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.
31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
+ Filed herewith.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: August 07, 2015	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)