Form 10-Q
period 2015-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2015-11-06
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, 67,339,944 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
Item 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$136,527	$129,942
Marketable securities	245	3,306
Accounts receivable, net of allowance for doubtful accounts of $131 and $120, respectively	48,150	70,758
Other receivables	13,495	5,489
Inventories	7,071	9,200
Prepaid expenses	3,963	3,774
Deferred tax assets	82	—
Total current assets	209,533	222,469
Property and equipment, net of accumulated depreciation	1,079	1,405
Intangible assets, net of accumulated amortization	201,184	230,100
Goodwill	18,023	18,195
Other assets	17,842	17,864
Total assets	$447,661	$490,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$79,264	$84,994
Accrued payroll and benefits	7,140	8,444
Deferred revenue	9,990	9,959
Drug development liability	573	1,141
Acquisition-related contingent obligations	5,373	4,901
Total current liabilities	102,340	109,439
Drug development liability, less current portion	13,827	14,644
Deferred revenue, less current portion	407	—
Acquisition-related contingent obligations, less current portion	2,534	2,441
Deferred tax liability	6,659	6,569
Other long-term liabilities	6,963	6,088
Convertible senior notes	100,192	96,298
Total liabilities	232,922	235,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 67,314,580 and 65,969,699 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	66	66
Additional paid-in capital	548,232	538,553
Accumulated other comprehensive loss	(3,712)	(850)
Accumulated deficit	(329,970)	(283,338)
Total stockholders’ equity	214,739	254,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,661	$490,033
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$28,457	$47,916	$102,014	$134,867
License fees and service revenue	170	74	10,212	102
Total revenues	$28,627	$47,990	$112,226	$134,969
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	8,447	6,530	21,508	18,964
Selling, general and administrative	19,411	24,125	65,297	72,927
Research and development	9,924	14,420	35,333	55,252
Amortization and impairment of intangible assets	6,919	7,042	27,857	17,763
Total operating costs and expenses	44,701	52,117	149,995	164,906
Loss from operations	(16,074)	(4,127)	(37,769)	(29,937)
Other expenses:
Interest expense, net	(2,274)	(2,361)	(6,760)	(6,404)
Change in fair value of contingent consideration related to acquisitions	81	(181)	(565)	(1,910)
Other expense, net	(535)	(1,393)	(1,501)	(2,238)
Total other expenses	(2,728)	(3,935)	(8,826)	(10,552)
Loss before income taxes	(18,802)	(8,062)	(46,595)	(40,489)
Benefit (provision) for income taxes	78	(3,477)	(37)	(2,254)
Net loss	$(18,724)	$(11,539)	$(46,632)	$(42,743)
Net loss per share:
Basic and diluted	$(0.28)	$(0.18)	$(0.71)	$(0.66)
Weighted average shares outstanding:
Basic and diluted	65,855,727	64,765,072	65,457,060	64,369,466
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(18,724)	$(11,539)	$(46,632)	$(42,743)
Other comprehensive (loss) income, net of income tax:
Unrealized (loss) gain on available-for-sale securities	(3,934)	706	(949)	1,364
Adjustment for realized loss on available-for-sale securities, and included in net income	—	(2,217)	—	(2,217)
Foreign currency translation adjustments	387	897	(1,913)	1,080
Other comprehensive (loss) income	(3,547)	(614)	(2,862)	227
Total comprehensive loss	$(22,271)	$(12,153)	$(49,494)	$(42,516)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(46,632)	$(42,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,235	18,692
Stock-based compensation	8,490	8,589
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 11)	3,895	3,556
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 11)	493	443
Bad debt (recovery) expense	11	(46)
Impairment of intangible assets (Note 3(f))	7,160	—
Unrealized foreign currency exchange loss	435	4,469
Research and development expense recognized for the value of stock issued in connection with BELEODAQ in-license milestone achievement (Note 13(b)(x))	—	7,790
Change in fair value of contingent consideration related to Talon and EVOMELA acquisitions (Note 9)	565	1,910
Changes in operating assets and liabilities:
Accounts receivable, net	22,537	(10,556)
Other receivables	(8,008)	(1,809)
Inventories	2,127	3,576
Prepaid expenses	(133)	(1,292)
Deferred tax assets	(147)	1,521
Intangible assets, net	—	(25,000)
Other assets	(1,398)	(13,803)
Accounts payable and other accrued obligations	(5,638)	21,964
Accrued payroll and benefits	(1,286)	(9)
Drug development liability	(1,385)	(1,340)
Deferred revenue	359	9,803
Deferred tax liability	89	(179)
Other long-term liabilities	874	(179)
Net cash provided by (used in) operating activities	3,643	(14,643)
Cash Flows From Investing Activities:
Proceeds from sale of available-for-sale securities	3,061	4,093
Purchases of property and equipment	(212)	(808)
Net cash provided by investing activities	2,849	3,285
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,482	1,460
Proceeds from sale of stock under employee stock purchase plan	335	348
Purchase and retirement of restricted stock to satisfy employee tax liability at vesting	(629)	(684)
Net cash provided by financing activities	1,188	1,124
Effect of exchange rates on cash and equivalents	(1,095)	(1,838)
Net increase (decrease) in cash and cash equivalents	6,585	(12,072)
Cash and cash equivalents—beginning of period	129,942	156,306
Cash and cash equivalents—end of period	$136,527	$144,234
Supplemental disclosure of cash flow information:
Out-license proceeds for MARQIBO, ZEVALIN, and EVOMELA in China territory (Note 10) included in other assets	$—	$9,959
In-license payment for BELEODAQ (Note 13(b)(x))	$—	$25,000
Cash paid for income taxes	$332	$329
Cash paid for interest	$1,650	$1,588
See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary focus on oncology and hematology. Our strategy is comprised of the (i) commercialization of cancer therapeutics through our U.S. direct sales force and our international licensees and distributors, (ii) completion of clinical studies for new indications of our marketed products, and (iii) acquisition, development, and marketing of a broad and diverse pipeline of late-stage clinical and commercial drug compounds.
We currently market five intravenous drug products for cancer treatment:

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
(b) Basis of Presentation
Interim Financial Statements
The interim financial data as of September 30, 2015 and 2014 is unaudited and is not necessarily indicative of our results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and nine months ended September 30, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2014 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015.
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
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three and nine months ended September 30, 2015 and 2014, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the Ex-U.S. territory) are held in the U.S.

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
(d) New Revenue Recognition Standard: On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is now effective for us beginning January 1, 2018, requiring revenue recognition in a manner that reasonably reflects the delivery of our goods or services to customers in return for expected consideration. To achieve this core principle, the guidance provides the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Direct and indirect manufacturing costs related to the production of inventory prior to U.S. Food and Drug Administration ("FDA") approval are expensed through “research and development,” rather than being capitalized to inventory cost.
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
Beginning April 1, 2015, all unrealized foreign exchange gains and losses associated with our intercompany loans were included in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets, as these loans with our foreign subsidiaries are no longer expected to be settled in the "foreseeable future." For the period January 1, 2015 through March 31, 2015, unrealized foreign exchange gains and losses associated with our intercompany loans were included in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets and in "other expense, net" in the Condensed Consolidated Statements of Operations. In periods prior to January 1, 2015, all unrealized foreign exchange gains and losses associated with intercompany loans were included in “other expense, net” in the Condensed Consolidated Statements of Operations.
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
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of September 30, 2015 and December 31, 2014, our holdings included within “cash and cash equivalents” and “marketable securities” were at major financial institutions.
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

The carrying amount of our equity securities, money market funds, bank certificate of deposits, and mutual funds approximates their fair value (utilizing Level 1 or Level 2 inputs – see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our “cash and cash equivalents” and “marketable securities”:

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and cash equivalents	Current	Long Term
September 30, 2015
Bank deposits	$56,441	$—	$—	$56,441	$56,441	$—	$—
Money market funds	80,086	—	—	80,086	80,086	—	—
Bank certificates of deposits	245	—	—	245	—	245	—
Mutual funds	—	—	—	—	—		—
Total cash and equivalents and marketable securities	$136,772	$—	$—	$136,772	$136,527	$245	$—
December 31, 2014
Bank deposits	$62,997	$—	$—	$62,997	$62,997	$—	$—
Money market funds	66,945	—	—	66,945	66,945	—	—
Bank certificates of deposits	244	—	—	244	—	244	—
Mutual funds	3,062	—	—	3,062	—	3,062	—
Total cash and equivalents and marketable securities	$133,248	$—	$—	$133,248	$129,942	$3,306	$—
As of September 30, 2015, none of these securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment
“Property and equipment, net of accumulated depreciation” consist of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2015	December 31, 2014
Computer hardware and software	$3,822	$3,616
Laboratory equipment	609	643
Office furniture	348	344
Leasehold improvements	2,872	2,847
Property and equipment, at cost	7,651	7,450
(Less): Accumulated depreciation	(6,572)	(6,045)
Property and equipment, net of accumulated depreciation	$1,079	$1,405
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the nine months ended September 30, 2015 and 2014, was $0.5 million and $0.9 million, respectively.

(c) Inventories
“Inventories” consist of the following:

	September 30, 2015	December 31, 2014
Raw materials	$1,057	$1,507
Work-in-process*	4,001	3,979
Finished goods	2,013	3,714
Inventories	$7,071	$9,200
*We have contractual commitments to receive $6.4 million of raw materials for the future manufacture of ZEVALIN (representing strategic long-term supply), with expected delivery in full by January 2016. During the third quarter of 2015, we received $2.4 million of this product, which was fully consumed in quality testing and recognized through "cost of product sales (excludes amortization of intangible assets)" within the Condensed Consolidated Statements of Operations. Our work-in-process inventory at September 30, 2015 includes $0.8 million of packaged, but unlabeled ZEVALIN vials with expiry in December 2017. We expect to sell our existing and committed ZEVALIN inventory over the next few years. However, if our forecasted ZEVALIN sales or production strategy changes, it could result in a charge in that period to “cost of product sales (excludes amortization of intangible assets)” within the Condensed Consolidated Statements of Operations.
(d) Prepaid expenses
“Prepaid expenses” consist of the following:

	September 30, 2015	December 31, 2014
Prepaid operating expenses	$3,273	$3,112
Short term debt issuance costs	690	662
Prepaid expenses	$3,963	$3,774
(e) Other receivables
“Other receivables” consist of the (i) amounts we expect to be refunded from taxing authorities, primarily relating to income taxes paid for fiscal year 2012, (ii) insurance carrier proceeds relating to the settlement of shareholder litigation and related attorney fees (see Note 13(g)), and (iii) amounts we expect to be reimbursed from certain third-parties for incurred research and development expenses.

	September 30, 2015	December 31, 2014
Income tax receivable	$1,749	$1,387
Insurance receivable	8,148	—
Research and development expenses - reimbursements due	3,598	4,102
Other receivables	$13,495	$5,489

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(f) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization” consist of the following:

		September 30, 2015
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL indication)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA IPR&D	7,700	—	—	—	7,700	n/a	n/a
BELEODAQ distribution rights	25,000	(2,344)	—	—	22,656	160	145
MARQIBO distribution rights	26,900	(7,464)	—	—	19,436	81	54
FOLOTYN distribution rights	118,400	(27,113)	—	—	91,287	152	116
ZEVALIN distribution rights – U.S.	41,900	(29,740)	—	—	12,160	123	42
ZEVALIN distribution rights – Ex-U.S.	23,490	(8,685)	(3,762)	—	11,043	96	54
FUSILEV distribution rights*	16,778	(8,765)	—	(7,160)	853	56	3
FOLOTYN out-license**	27,900	(8,428)	—	(1,023)	18,449	110	82
Total intangible assets	$305,668	$(92,539)	$(3,762)	$(8,183)	$201,184

* On February 20, 2015, the U.S. District Court for the District of Nevada found the patent covering FUSILEV to be invalid, which was upheld on appeal. On April 24, 2015, Sandoz began to commercialize a generic version of FUSILEV. This represented a “triggering event” under applicable GAAP in evaluating the value of our FUSILEV distribution rights as of March 31, 2015, resulting in a $7.2 million impairment charge (non-cash) in the first quarter of 2015. We accelerated amortization expense recognition for the remaining net book value of FUSILEV distribution rights.

** On May 29, 2013, we amended our FOLOTYN collaboration agreement with Mundipharma. As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and their royalty rates and milestone payments to us were modified. This constituted a change under which we originally valued the FOLOTYN out-license as part of business combination accounting, resulting in an impairment charge (non-cash) of $1.0 million in the second quarter of 2013.

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

Intangible asset amortization and impairment expense recognized during the nine months ended September 30, 2015 and 2014 was $27.9 million, of which $20.7 million relates to current period amortization expense and $7.2 million relates to the impairment of the FUSILEV distribution rights, compared to $17.8 million of amortization expense, respectively.

Estimated intangible asset amortization expense (excluding incremental amortization from the reclassification of IPR&D to developed technology) for the remainder of 2015 and the five succeeding fiscal years and thereafter is as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Years Ending December 31,
Remainder of 2015	$6,926
2016	24,289
2017	24,289
2018	24,289
2019	21,683
2020	15,735
2021 and thereafter	58,673
$175,884
“Goodwill” is comprised of the following:

	September 30, 2015	December 31, 2014
Acquisition of Talon	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos	5,346	5,346
Foreign currency exchange translation effects	(374)	(202)
Goodwill	$18,023	$18,195
(g) Other assets
“Other assets” are comprised of the following:

	September 30, 2015	December 31, 2014
Equity securities and secured promissory note - CASI (see Note 10)*	$7,282	$8,501
Supplies and deposits	185	234
2018 Convertible Notes issuance costs**	1,650	2,171
Executive officer life insurance – cash surrender value	8,725	6,958
Other assets	$17,842	$17,864
* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond September 30, 2015, as discussed in Note 10. Unrealized losses from these equity securities were recognized through “unrealized (loss) gain on available-for-sale securities" within the Condensed Consolidated Statements of Comprehensive Loss, and were $0.9 million for the nine months ended September 30, 2015.

** In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. However, ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs.  ASU 2015-03 is effective for our annual and interim reporting periods beginning January 1, 2016.  Accordingly, we will record a reclassification of our 2018 Convertible Notes issuance costs, from “other assets” to “convertible senior notes” within our Consolidated Balance Sheets, beginning January 1, 2016.
(h) Accounts payable and other accrued liabilities
“Accounts payable and other accrued liabilities” are comprised of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2015	December 31, 2014
Trade accounts payable and other accrueds	$30,764	$24,571
Accrued rebates	34,869	41,782
Accrued product royalty	3,694	5,182
Allowance for returns	1,610	1,135
Accrued data and distribution fees	2,506	3,952
Accrued GPO administrative fees	1,698	3,222
Inventory management fee	718	1,110
Allowance for chargebacks	3,405	4,040
Accounts payable and other accrueds	$79,264	$84,994
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets specifically for GTN estimates (see Note 2(i)) are as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2013	$33,967	$5,373	$2,900
Add: provisions (recovery)	76,636	21,330	(78)
(Less): credits or actual allowances	(64,781)	(18,419)	(1,687)
Balance as of December 31, 2014	45,822	8,284	1,135
Add: provisions	61,192	13,041	1,144
(Less): credits or actual allowances	(68,740)	(16,403)	(669)
Balance as of September 30, 2015	$38,274	$4,922	$1,610
(i) Deferred revenue
Deferred revenue (including current and long-term) is comprised of the following:

	September 30, 2015	December 31, 2014
CASI out-license (see Note 10)	$—	$9,959
FUSILEV deferred revenue*	9,941	—
Dr. Reddy's out-license (see Note 13(b)(iii))	456	—
Deferred revenue	$10,397	$9,959
* In the third quarter 2015, we deferred revenue recognition for $9.9 million related to certain FUSILEV product shipments that did not meet our revenue recognition criteria (see Note 2(i)(a)). Specifically, this deferral is a result of our current inability to estimate future rebate values (with requisite precision) offered to our customers in order to compete with generic products.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(j) Other long-term liabilities
Other long-term liabilities are comprised of the following:

	September 30, 2015	December 31, 2014
Accrued executive deferred compensation	$5,965	$4,694
Deferred rent (non-current portion)	261	364
Business acquisition liability	—	300
Other tax liabilities	737	730
Other long-term liabilities	$6,963	$6,088

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross product sales	$44,713	$75,331	$160,111	$205,158
Rebates and chargebacks	(12,515)	(21,495)	(44,364)	(56,215)
Data, distribution and GPO administrative fees	(3,503)	(5,707)	(12,709)	(15,123)
Prompt pay discounts	(15)	(2)	(16)	(7)
Product returns allowance	(223)	(211)	(1,008)	1,054
Product sales, net	$28,457	$47,916	$102,014	$134,867

5. NET PRODUCT SALES BY GEOGRAPHIC REGION AND PRODUCT LINE
The below table presents our net product sales by geography for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
United States	$26,262	92.3%	$46,382	96.8%	$96,546	94.6%	$128,380	95.2%
International:
Europe (ZEVALIN and FOLOTYN only)	709	2.5%	849	1.8%	1,806	1.8%	2,685	2.0%
Asia Pacific (ZEVALIN only)	1,486	5.2%	685	1.4%	3,662	3.6%	3,802	2.8%
Total international	2,195	7.7%	1,534	3.2%	5,468	5.4%	6,487	4.8%
Product sales, net	$28,457	100.0%	$47,916	100.0%	$102,014	100.0%	$134,867	100.0%

The below table presents our net product sales by product line for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
FUSILEV	$11,101	39.0%	$26,883	56.1%	$45,597	44.7%	$75,630	56.1%
FOLOTYN	8,722	30.6%	12,677	26.5%	30,261	29.7%	35,332	26.2%
ZEVALIN	4,762	16.7%	4,585	9.6%	13,784	13.5%	17,221	12.8%
MARQIBO	1,316	4.6%	1,793	3.7%	5,290	5.2%	4,706	3.5%
BELEODAQ	2,556	9.0%	1,978	4.1%	7,082	6.9%	1,978	1.5%
Product sales, net	$28,457	100.0%	$47,916	100.0%	$102,014	100.0%	$134,867	100.0%

6. STOCK-BASED COMPENSATION
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “Total operating costs and expenses” for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of product sales	$21	$—	$43	$—
Research and development	474	411	1,326	1,366
Selling, general and administrative	2,005	2,653	7,121	7,223
Total stock-based compensation	$2,500	$3,064	$8,490	$8,589

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(18,724)	$(11,539)	$(46,632)	$(42,743)
Weighted average shares – basic and diluted	65,855,727	64,765,072	65,457,060	64,369,466
Net loss per share – basic and diluted	$(0.28)	$(0.18)	$(0.71)	$(0.66)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact would have been anti-dilutive due to net loss per share in the three and nine months ended September 30, 2015 and 2014, as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
2018 Convertible Notes	11,401,284	11,401,284	11,401,284	11,401,284
Common stock options	1,591,709	2,173,016	1,507,700	2,256,053
Restricted stock awards	1,457,232	972,881	1,457,232	972,881
Common stock warrants	59,853	121,741	45,121	126,909
Preferred stock	40,000	40,000	40,000	40,000
Total	14,550,078	14,708,922	14,451,337	14,797,127

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

8. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories:

	September 30, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$245	$—	$245
Money market currency funds	—	80,086	—	80,086
Equity securities	5,784	—	—	5,784
Deferred compensation investments, including life insurance cash surrender value	—	8,725	—	8,725
	$5,784	$89,056	$—	$94,840
Liabilities:
Deferred executive compensation liability	$—	$5,965	$—	$5,965
Drug development liability	—	—	14,400	14,400
Ligand Contingent Consideration	—	—	5,373	5,373
Talon CVR	—	—	2,472	2,472
Corixa Liability	—	—	62	62
	$—	$5,965	$22,307	$28,272

	December 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$244	$—	$244
Money market currency funds	—	66,945	—	66,945
Equity securities	7,191	—	—	7,191
Mutual funds	—	3,062	—	3,062
Deferred compensation investments, including life insurance cash surrender value	—	6,958	—	6,958
	$7,191	$77,209	$—	$84,400
Liabilities:
Deferred executive compensation liability	$—	$4,694	$—	$4,694
Deferred development costs	—	—	15,785	15,785
Ligand Contingent Consideration	—	—	4,901	4,901
Talon CVR	—	—	2,379	2,379
Corixa Liability	—	—	62	62
	$—	$4,694	$23,127	$27,821

We did not have any transfers between Levels 1 and 2 for all periods presented. The following presents a roll forward of our liabilities for which we utilize Level 3 inputs in determining period-end value. These liabilities are included on our Condensed Consolidated Balance Sheets within “acquisition-related contingent obligations” and “drug development liability”. The basis of the various Level 3 valuation inputs are discussed in the Notes to these accompanying Condensed Consolidated Financial Statements.
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, excluding acquisition-related contingent obligations, approximate their related fair values due to their short-term nature.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2013	$26,071
Transfers in (out) of Level 3	—
Deferred development costs	(1,957)
Ligand Contingent Consideration	901
Talon CVR	(1,950)
Corixa Liability	62
Balance at December 31, 2014	23,127
Transfers in (out) of Level 3	—
Deferred development costs (see Note 12)	(1,385)
Ligand Contingent Consideration (see Note 9(b))	472
Talon CVR (see Note 9(a))	93
Corixa Liability (see Note 13(b)(i))	—
Balance at September 30, 2015**	$22,307
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
The CVR was valued using a valuation model that probability-weights expected outcomes (ranging from 50% to 100%) and discounts those amounts to their present value, using an appropriate discount rate (these represent unobservable inputs and are therefore classified as Level 3 inputs – see Note 2 (xiii)). The CVR has a maximum payout of $195.0 million if all sales and regulatory approval milestones are achieved, as summarized below:

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

Talon CVR Fair Value as of September 30, 2015 and December 31, 2014
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value of Talon CVR
December 31, 2014	$2,379
Fair value adjustment for the nine months ended September 30, 2015	93
September 30, 2015	$2,472
(b) Acquisition of Rights to EVOMELA and Related Contingent Consideration
Overview of Acquisition of Rights to EVOMELA
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled®, propylene glycol-free MELPHALAN (which we recently branded as “EVOMELA”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. We acquired these rights from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”) for an initial license fee of $3.0 million.
We accounted for this transaction as a business combination, which requires that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date.
We are required to pay Ligand additional amounts up to an aggregate $66.0 million, upon the achievement of certain regulatory milestones and net sales thresholds, and we also assumed full financial responsibility for its ongoing clinical and regulatory development program. We also must pay royalties in the range of 20% on our future net sales of EVOMELA in all territories.
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

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and are therefore represent Level 3 values - see Note 2(xiii)), which assumed that FDA approval of EVOMELA will occur on or about December 31, 2015. Upon receipt of FDA approval, we are contractually obligated to make payment in full within 30 days of $6.0 million to Ligand (“Ligand Contingent Consideration”).
Ligand Contingent Consideration Fair Value as of September 30, 2015 and December 31, 2014

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

Fair Value of Ligand Contingent Consideration
December 31, 2014	$4,901
Fair value adjustment for the nine months ended September 30, 2015	472
September 30, 2015	$5,373

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
Proceeds Received in the Quarter Ended September 30, 2014
The proceeds we received, and its fair value on the CASI Out-License execution date, consisted of the following:

CASI common stock (5.4 million shares)	$8,649	(a)
CASI secured promissory note due March 17, 2016 (since extended to March 17, 2017), net of fair value discount ($1.5 million face value and 0.5% annual coupon)	1,310	(b)
Total consideration received, net of fair value discount	$9,959	(c)

(a)
Value based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its $5.8 million value as of September 30, 2015 within "other assets" (rather than "marketable securities") on our accompanying Condensed Consolidated Balance Sheets. The change in fair value of these securities is reported within “unrealized (loss) gain on available-for-sale securities" on the Condensed Consolidated Statements of Comprehensive Loss.

(b)
Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. The face value of the promissory note as of September 30, 2015 is included within "other assets" on the accompanying Condensed Consolidated Balance Sheets.

(c)	Presented within "license fees and service revenue" in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015 (see below).

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
Recognition of Proceeds – License Fee Revenue in 2015
The $9.7 million value (undiscounted, and net of certain foreign exchange adjustments) of the upfront proceeds that we received from CASI were recognized in the second quarter of 2015 within “license fees and service revenue” through our Condensed Consolidated Statements of Operations. The timing of this revenue recognition corresponds with the execution of supply agreements with CASI for ZEVALIN, MARQIBO, and EVOMELA. These agreements allow CASI to procure CASI Out-Licensed Products directly from approved third parties, and in such case, do not require our future involvement for their supply.

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

As of September 30, 2015, the 2018 Convertible Notes are not eligible to be converted into our common stock, as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Shareholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of our common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the principal amount of $120 million in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of September 30, 2015 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(19,808)
September 30, 2015	$100,192

As of September 30, 2015 and December 31, 2014, the estimated aggregate fair value of the 2018 Notes is $106.2 million and $113.2 million, respectively. These fair value estimates are less than the principal amount of $120 million, largely since the conversion feature of the 2018 Notes was, and remains, out-of-the-money. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense
The following table sets forth the components of net interest expense (partially offset by interest income of $0.5 million) recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the nine months ended September 30, 2015:

Contractual coupon interest expense	$2,475
Amortization of debt issuance costs	493
Accretion of debt discount	3,895
Total	$6,863
Effective interest rate	8.66%

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
The fair value of our “drug development liability” within our accompanying Condensed Consolidated Balance Sheets was estimated using the discounted income approach model. The unobservable inputs (i.e., Level 3 inputs - see Note 2(xiii)) in this valuation model that have the most significant effect on these liabilities include (i) estimates of research and development personnel costs needed to perform the research and development services, (ii) estimates of expected cash outflows to third parties for services and supplies during the expected period of performance through 2031, and (iii) an appropriate discount rate for these expenditures. These inputs are reviewed by management on a quarterly basis for continued applicability.
We assess this liability at each reporting date and record its adjustment through “research and development” expense in our accompanying Condensed Consolidated Statements of Operations.

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2014	$1,141	$14,644	$15,785
Transfer from long-term to current in 2015	817	(817)	—
(Less): Expenses incurred in 2015	(1,385)	—	(1,385)
Balance at September 30, 2015	$573	$13,827	$14,400

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
Our most significant of these agreements are listed and summarized below:
(i) ZEVALIN U.S.: In-Licensing and Development in the U.S.
In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S. as the result of a transaction with Cell Therapeutics, Inc. (“CTI”) through our subsidiary, RIT Oncology LLC (“RIT”). We assumed certain agreements with various third parties related to ZEVALIN intellectual property for its manufacture, use, and sale in the U.S.
In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.
(ii) ZEVALIN Ex-U.S.: In-License and Asset Purchase Agreement with Bayer Pharma
In April 2012, through our wholly-owned subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S. from Bayer Pharma AG (“Bayer”). ZEVALIN is currently approved in approximately 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America, and Asia.

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
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s
Effective June 27, 2014, we executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), for the distribution rights of ZEVALIN within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. On December 17, 2014, upon the execution of a supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and was paid to us in February 2015. The recognition of this upfront payment is reported on a straight-line basis within “license fee and service revenue” on the Condensed Consolidated Statements of Operations over a 10 year term through December 2024. Additionally, sales and regulatory milestones (aggregating $3 million) will become payable to us when achieved by Dr. Reddy’s, as well as a 20% royalty on net sales of ZEVALIN in India.
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
(vi) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to
EVOMELA from Ligand (see Note 9(b)). We filed an NDA with the FDA in December 2014 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma, and received a Complete Response Letter from the FDA in October 2015 (see Note 15).

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

We are required to pay Ligand additional amounts of up to $66 million, upon achievement of certain regulatory milestones and net sales thresholds, which we have valued at $5.4 million and $4.9 million within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Statements of Operations as of September 30, 2015 and December 31, 2014, respectively. We will also pay royalties of 20% on our net sales of licensed products in all territories.
(vii) MARQIBO: Contingent Consideration Agreement with Talon Therapeutics, Inc.
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $2.5 million and $2.4 million liability within “acquisition-related contingent obligations” as of September 30, 2015 and December 31, 2014, respectively. The CVR has a maximum payout value of $195 million if all sales and regulatory approval milestones are achieved.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At September 30, 2015 and December 31, 2014, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $6.0 million and $4.7 million, respectively, and are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
We are presently responding to Abbreviated New Drug Applications (“ANDAs”) filed by companies seeking to market generic forms of FOLOTYN. We are also responding to certain shareholder suits that purportedly stem from our March 12, 2013 press release, in which we announced anticipated changes in customer ordering patterns of FUSILEV. These complaints allege that, as a result of this press release, our stock price declined.
FUSILEV ANDA Litigation
On January 20, 2012, March 2, 2012, June 18, 2014, January 23, 2015, July 17, 2015 and September 3, 2015 respectively, we filed suit against Sandoz Inc., Innopharma Inc., Ben Venue Laboratories, Inc., Amneal Pharmaceuticals, Inc., and Actavis LLC. respectively, following Paragraph IV certifications in connection with their filing separate ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs incurred in such matters. On December 9, 2013, three Mylan entities collaborating with Innopharma were joined to Innopharma case. On November 24, 2014 the complaint in the Ben Venue case was amended to substitute the original defendant Ben Venue Laboratories, Inc. with successors West-Ward Pharmaceutical Corp. and Eurohealth International SARL.
A trial took place in the Sandoz case from January 12, 2015 through January 20, 2015 in the U.S. District Court for the District of Nevada and on February 20, 2015 the district court found certain of the asserted claims of the patent covering FUSILEV invalid. On February 27, 2015, we filed our Notice of Appeal. On August 4, 2015 the Delaware district court ordered that judgment be entered for Innopharma and Mylan due to the Nevada district court judgment in the Sandoz action. On October 2, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed the previously reported judgment from the U.S. District Court for the District of Nevada in favor of Sandoz Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

On April 27, 2015, we filed suit in the U.S. District Court for the District of Columbia against the FDA seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz’s ANDA. The Company contends that Sandoz’s ANDA should not have been approved until the expiry of the Company’s Orphan Drug Exclusivity on April 29, 2018. On April 29, 2015, the court denied the temporary restraining order and on May 27, 2015, the court entered summary judgment in favor of the FDA et al. On June 5, 2015, we filed our Notice of Appeal. Oral argument was held October 22, 2015. The ultimate outcome of this proceeding is uncertain.
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
Shareholder Litigation
John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint. On March 26, 2015, the court denied the motion to dismiss. On June 15, 2015, the Court ordered a stay of the proceedings pending the outcome of mediation between the parties. On October 27, 2015, we reached a $7 million settlement in principle with the lead plaintiff (which involved our insurance carrier, as the reimbursing party in full), subject to preliminary and final court approval. We have included this settlement amount, along with $1.1 million of reimbursable legal expenses for this matter, on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 within "other receivables" and "accounts payable and other accrued liabilities."
Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary based on conduct relating to the events alleged in the consolidated Perry action. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed pending resolution of the federal securities class action. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, it would be reimbursable by our insurance carrier. However, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.
Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). These consolidated State Derivative Actions are brought by the respective purported shareholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. and are substantially similar to the consolidated federal derivative actions. These actions are stayed pending resolution of the federal

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

securities class action. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, it would be reimbursable by our insurance carrier. However, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.
(h) SEC Subpoena
On April 1, 2013, we received a subpoena from the SEC for documents pursuant to a formal order of investigation. The subpoena followed our March 12, 2013 announcement that we anticipated a change in customer ordering patterns of FUSILEV. We continue to cooperate with this SEC investigation, though we cannot predict its outcome, or the timing of resolution.

(i) Notice from HRSA

We received a notice on October 10, 2014 from the U.S. Health Resources and Services Administration, Office of Pharmacy Affairs (“HRSA”). In this notice HRSA asserted that, for at least one of our products with an “orphan drug” designation under section 526 of the Federal Food, Drug, and Cosmetic Act, we did not make the product(s) available for purchase by certain categories of providers at the applicable 340B price.  The 340B price is a discounted price for covered outpatient drugs that manufacturers participating in Medicaid (which includes us) agree to make available to providers that participate in the 340B drug pricing program (“Covered Entities”).  HRSA’s notice asserted that, by not selling our product(s) to certain categories of Covered Entities at 340B prices, we were overcharging them, and that we owed certain undefined refunds to those Covered Entities based on our previously made and reported product sales.

On October 14, 2015, the U.S. District Court for the District of Columbia issued a decision in the case of Pharmaceutical Research and Manufacturers of America v. United States Department of Health and Human Services, et al., invalidating HRSA’s July 21, 2014 “interpretive rule” relating to orphan drug pricing under the 340B drug pricing program.  Because HRSA’s October 10, 2014 notice to us reflected the same interpretation of relevant orphan drug pricing statutes as the interpretation overturned by the District Court in the Pharmaceutical Research and Manufacturers of America decision, we believe the decision supports the propriety of our pricing to Covered Entities. Since we only make provisions for liabilities when it is both probable that a liability has been incurred, and the amount can be reasonably estimated, we have not recorded a liability for this pending matter as of September 30, 2015 or any earlier period.

14. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a provision for income taxes of $37 thousand and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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

15. SUBSEQUENT EVENTS

Co-Promotion Agreement with Eagle Pharmaceuticals, Inc.

On November 4, 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. ("Eagle") whereby designated members of our sales force will concurrently market up to six of Eagle's pharmaceutical products along with our products, in return for fixed monthly payments over the initial 18 month contract term through June 30, 2017, aggregating $12.8 million (the "Eagle Agreement"). We are also eligible to receive milestone payments of up to $5 million for sales made in 2016 that exceed certain thresholds, and up to $4 million for sales made in the first half 2017 that exceed certain thresholds. In addition, for performance above such sales thresholds in 2016, and in the first half of 2017, we are eligible to receive certain further payments if specified targets for annual net sales of Eagle's products are exceeded.

Eagle may extend the initial term of this agreement by six months to December 31, 2017 at its sole election. Any extensions after December 31, 2017 require mutual consent and will be for six months per extension. The Eagle Agreement may be terminated by either party for uncured material breaches and certain other events following a change of control or insolvency of either party, and solely by Eagle for convenience with 60 days written notice, subject to an established termination fee, as calculated within the Eagle Agreement.

The foregoing description of this contract does not purport to be complete and is qualified in its entirety by the Eagle Agreement, which will be filed as an exhibit to our 2015 Annual Report on Form 10-K.

Complete Response Letter from the FDA for EVOMELA

On October 23, 2015, we received a Complete Response Letter ("CRL") from the FDA for our EVOMELA New Drug Application ("NDA"). In the letter, the FDA did not identify any clinical deficiency in our NDA package. EVOMELA is intended for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. A CRL is a standard communication from the FDA that informs companies that an application cannot be approved in its present form. We are presently working with the FDA to address this CRL.

Shareholder Litigation

On November 3, 2015, Ira Gains v. Spectrum Pharmaceuticals, Inc. and Rajesh C. Shrotriya was filed in the United States District Court, District of Nevada. This putative class action is brought against us and our CEO. The alleged class period is May 7, 2015 to October 23, 2015. The complaint alleges a violation of Section 10(b) of the Securities Exchange Act of 1934 against us and our CEO, and a violation of Section 20(a) of the Securities Exchange Act of 1934 against our CEO. The claims purportedly stem from our October 23, 2015 press release in which we announced that the FDA issued a CRL indicating that the FDA would not approve our NDA for EVOMELA in its present form. The complaint alleges that, as a result of the October 23, 2015 press release, our stock price declined. The complaint further alleges that during the putative class period, we and certain of our officers and/or directors made misleadingly optimistic statements about the progress of the NDA for EVOMELA with the FDA, our expectations regarding FDA approval of the NDA, and EVOMELA’s potential as a future driver of our revenue, which inflated the trading price of our stock. The complaint seeks relief in the form of monetary damages, costs and fees, and any other relief that the Court deems appropriate. We believe this claim is without merit and we are in process of responding to it.

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
Company Overview
We are a biotechnology company with fully integrated commercial and drug development operations, with a primary focus on oncology and hematology. Our strategy is comprised of the (i) commercialization of cancer therapeutics through our U.S. direct sales force and our international distributors, (ii) completion of studies for new indications of our marketed products, and (iii) acquisition, development and marketing of a broad and diverse pipeline of late-stage clinical and commercial drug compounds.
We currently market five intravenous drug products for cancer treatment:

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
Our focus is on drugs in the late-stages of development. We strive to timely complete clinical studies in order to obtain regulatory approval expeditiously. Upon obtaining approval, our sales, marketing, and medical affairs functions educate physicians on the safety and effectiveness of the drug in treating cancer patients for the approved indication(s).

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
Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals
During the nine months ended September 30, 2015 and through the filing date of this quarterly report, we accomplished various critical business objectives, which included:
Sales and Marketing:

•
Sales Force Contracting Arrangement: On November 4, 2015, we executed a contract with Eagle Pharmaceuticals, Inc. ("Eagle") whereby designated members of our sales force will concurrently market (beginning January 2016) up to six of Eagle's pharmaceutical products, along with our products, in return for aggregate fixed proceeds of $12.8 million that will be paid over the 18-month service period. We are also eligible to receive variable, performance-based payments for sales of Eagle's products that exceed certain thresholds.

Business Development:

•
POZIOTINIB: In February 2015, we executed an in-license with Hanmi Pharmaceutical Co., Ltd for POZIOTINIB, a pan-HER inhibitor in Phase 2 clinical trials, for an upfront payment and future regulatory and sales-dependent milestone payments. POZIOTINIB has shown single agent activity in the treatment of various cancer types, including breast, gastric, colorectal and lung cancers. Under the terms of this agreement, we received the exclusive rights to commercialize this drug globally, excluding Korea and China.

Medical:

•
APAZIQUONE: In August 2015, we reached agreement with the FDA on the Special Protocol Assessment (SPA) of the planned Phase 3 clinical trial of our novel, potent pro-drug, APAZIQUONE. This trial commenced with its first patient dosing in October 2015, and is designed to evaluate the intravesical use of this drug for the treatment of patients with non-muscle invasive bladder cancer (NMIBC) as one or two instillations, immediately following transurethral resection of bladder tumor (TURBT). Due to the high rate of recurrence for NMIBC, there is a significant unmet medical need and the overall cost of bladder cancer treatment in the U.S. is $3.4 billion annually, most of which is related to the direct treatment of this disease. Accordingly, this drug represents much-needed therapy for patients and provides a meaningful opportunity to reduce overall medical costs.

•
EVOMELA: On October 23, 2015, we received a Complete Response Letter ("CRL") from the FDA for our EVOMELA New Drug Application ("NDA"). EVOMELA is intended for use as a conditioning treatment prior to autologous stem cell transplant for patients with multiple myeloma. A CRL is a standard communication from the FDA that informs companies that an application cannot be approved in its present form. Nonclinical deficiencies were identified, however, the FDA did not identify any clinical deficiencies for this drug in the CRL. We have a meeting scheduled with the FDA to address this CRL and related comments on November 6, 2015. We continue to expect FDA approval of EVOMELA in the near future.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, Critical Accounting Policies and Estimates for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

RESULTS OF OPERATIONS
Operations Overview – Three and nine months ended September 30, 2015 and 2014

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Total revenues	$28,627	100.0%	$47,990	100.0%	$112,226	100.0%	$134,969	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	8,447	29.5%	6,530	13.6%	21,508	19.2%	18,964	14.1%
Selling, general and administrative	19,411	67.8%	24,125	50.3%	65,297	58.2%	72,927	54.0%
Research and development	9,924	34.7%	14,420	30.0%	35,333	31.5%	55,252	40.9%
Amortization and impairment of intangible assets	6,919	24.2%	7,042	14.7%	27,857	24.8%	17,763	13.2%
Total operating costs and expenses	44,701	156.1%	52,117	108.6%	149,995	133.7%	164,906	122.2%
Loss from operations	(16,074)	(56.1)%	(4,127)	(8.6)%	(37,769)	(33.7)%	(29,937)	(22.2)%
Interest expense, net	(2,274)	(7.9)%	(2,361)	(4.9)%	(6,760)	(6.0)%	(6,404)	(4.7)%
Change in fair value of contingent consideration related to acquisitions	81	0.3%	(181)	(0.4)%	(565)	(0.5)%	(1,910)	(1.4)%
Other expense, net	(535)	(1.9)%	(1,393)	(2.9)%	(1,501)	(1.3)%	(2,238)	(1.7)%
Loss before income taxes	(18,802)	(65.7)%	(8,062)	(16.8)%	(46,595)	(41.5)%	(40,489)	(30.0)%
Benefit (provision) for income taxes	78	0.3%	(3,477)	(7.2)%	(37)	—%	(2,254)	(1.7)%
Net loss	$(18,724)	(65.4)%	$(11,539)	(24.0)%	$(46,632)	(41.6)%	$(42,743)	(31.7)%

THREE MONTHS ENDED SEPTEMBER 30, 2015 VERSUS 2014
Total Revenues

	Three months ended September 30,
	2015	2014	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$11.1	$26.9	$(15.8)	(58.7)%
FOLOTYN	8.7	12.7	(4.0)	(31.5)%
ZEVALIN	4.8	4.5	0.3	6.7%
MARQIBO	1.3	1.8	(0.5)	(27.8)%
BELEODAQ	2.6	2.0	0.6	30.0%
	$28.5	$47.9	$(19.4)	(40.5)%
License fees and service revenue	0.2	0.1	0.1	100.0%
Total revenues	$28.7	$48.0	$(19.3)	(40.2)%
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

FUSILEV revenue decrease is primarily due to a significant decline in our unit sales to customers, as well as a slight decrease in our net average sales price per unit. This unit sales decline is due to the competitive launch in April 2015 of generic levo-leucovorin products (see Note 3(f)), and as a result, FUSILEV unit sales and net revenue is expected to further decline in the fourth quarter of 2015 and into 2016.
FOLOTYN revenue decrease is primarily due to less units sold during the period, partially offset by a slight increase in our net average sales price per unit.
ZEVALIN revenue increase is primarily due to increased unit sales and net average sales price in Japan that offset unit and net average sale price declines in the U.S. and Europe.
MARQIBO revenue decrease is primarily due to a decline in unit sales, partially offset by an increase in our net average sales price per unit.
BELEODAQ revenue increase is a result of increased units sold, while the net average sales price remained flat.
License fees and service revenue. In the current period we recognized $0.2 million from the out-license of FOLOTYN in certain ex-U.S. territories.
Operating Expenses

	Three months ended September 30,
	2015	2014	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$8.4	$6.5	$1.9	29.2%
Selling, general and administrative	19.4	24.1	(4.7)	(19.5)%
Research and development	9.9	14.4	(4.5)	(31.3)%
Amortization and impairment of intangible assets	6.9	7.1	(0.2)	(2.8)%
Total operating costs and expenses	$44.6	$52.1	$(7.5)	(14.4)%

Cost of Product Sales. Cost of product sales increased, despite product revenue decline, primarily due to (i) $2.4 million for ordinary course of business stability testing of ZEVALIN antibody (representing strategic supply stock) in the current period, and (ii) recognition of $1.1 million of product cost associated with FUSILEV deferred revenue for shipments to our customers in the current period (see Note 3(i)).
Selling, General and Administrative. Selling, general and administrative expenses decreased primarily due to a $1.1 million decline in legal expenses, driven by reduced patent litigation costs. The remaining decrease was driven by our 2015 operating expense reduction initiatives.

Research and Development. The decrease in research and development expenses in the current period is primarily due to a reduction in clinical trial expenses related to various studies as we narrow our focus to certain drug development clinical studies.
Amortization and Impairment of Intangible Assets. Amortization expense remained consistent with the prior year period.
Total Other Expenses

	Three months ended September 30,
	2015	2014	$ Change	% Change
	($ in millions)
Total other expenses	$(2.7)	$(3.9)	$1.2	30.8%
Total other expenses decreased by $1.2 million primarily due to (i) $0.3 million decrease in contingent consideration valuation related to our MARQIBO and EVOMELA products (see Note 9), and (ii) $3.8 million decrease in 2014 of foreign exchange adjustments on the value of intercompany loans; these are now recorded in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets, beginning April 1, 2015 (see Note 2(ix)). These decreases were partially offset by the non-recurrence of a $2.2 million gain on the sale of certain stock holdings during the third quarter 2014.
Benefit (Provision) for Income Taxes

	Three months ended September 30,
	2015	2014	$ Change	% Change
	($ in millions)
Benefit (provision) for income taxes	$0.1	$(3.5)	$3.6	102.9%
Our current period benefit for income taxes of $0.1 million represents a minor adjustment to the estimate of our 2015 minimum tax obligations. The prior period provision for income taxes primarily represents the correction of our prior year estimate of the benefit from the carryback of our 2013 federal net operating loss against 2012 income taxes paid, the elimination of the benefit of estimated 2014 federal income tax losses eligible for carryback to 2012, and an increase in valuation allowance on deferred tax assets at January 1, 2014.
NINE MONTHS ENDED SEPTEMBER 30, 2015 VERSUS 2014

Total Revenues

	Nine months ended September 30,
	2015	2014	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$45.6	$75.6	$(30.0)	(39.7)%
FOLOTYN	30.3	35.3	(5.0)	(14.2)%
ZEVALIN	13.8	17.3	(3.5)	(20.2)%
MARQIBO	5.3	4.7	0.6	12.8%
BELEODAQ	7.1	2.0	5.1	>100%
	$102.1	$134.9	$(32.8)	(24.3)%
License fees and service revenue	10.2	0.1	10.1	>100%
Total revenues	$112.3	$135.0	$(22.7)	(16.8)%

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

FUSILEV revenue decreased due to a significant decline in our unit sales to customers, driven by the competitive launch in April 2015 of generic levo-leucovorin products (see Note 3(f)). We deferred recognition of $7.0 million of net revenue for certain FUSILEV shipments in the first quarter of 2015 which were recognized during the current quarter (see Note 2(i)(a)). We deferred an additional $9.9 million of certain FUSILEV shipments during the third quarter. This deferral was again due to our continued inability to estimate future rebate values (with requisite precision) that will be offered to compete with the generic levo-leucovorin products. We expect to recognize this deferred revenue during the fourth quarter of 2015 and/or the first quarter of 2016, when more data becomes available for our rebate estimates.
FOLOTYN revenue decrease is primarily due to the non-recurrence in the current period of a single customer's large purchase of product for use in their clinical trials. This customer's purchases ceased in the fourth quarter of 2014, and are not expected to resume. This decrease was partially offset by a slight increase in our net average sales price per unit.
ZEVALIN revenue decrease is attributable to decreased end-user demand, and a modest decline in our ex-U.S. average net sales price per unit in 2015 versus 2014.
MARQIBO revenue increase is primarily due to an increase in unit sales to our customers in the current period, as well as a slight increase in our net average sales price per unit.
BELEODAQ revenue increase is a result of increased units sold, while the net average sales price remained flat. This product launched in the third quarter of 2014, thus current year sales reflect the first full-year of sales activity.
License fees and service revenue. The $10.1 million increase is associated with the $9.7 million upfront proceeds that we received for the out-licenses of ZEVALIN, MARQIBO, and EVOMELA in China. We also recognized $0.5 million from the out-license of FOLOTYN in certain ex-U.S. territories.

Operating Expenses

	Nine months ended September 30,
	2015	2014	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$21.5	$19.0	$2.5	13.2%
Selling, general and administrative	65.3	72.9	(7.6)	(10.4)%
Research and development	35.3	55.2	(19.9)	(36.1)%
Amortization and impairment of intangible assets	27.9	17.8	10.1	56.7%
Total operating costs and expenses	$150.0	$164.9	$(14.9)	(9.0)%
Cost of Product Sales. Cost of product sales increased, despite product revenue decline, primarily due to (i) $2.4 million for ordinary course of business stability testing of ZEVALIN antibody (representing strategic supply stock) in the current period, and (ii) recognition of $1.1 million of product cost associated with FUSILEV deferred revenue for shipments to our customers in the third quarter of 2015 (see Note 3(i)).
Selling, General and Administrative. Selling, general and administrative expenses decreased by $7.6 million, largely driven by a $2.1 million reimbursement from our directors and officers insurance carrier, which was recognized as a reduction to expense during the nine months of 2015. The remaining decrease was driven by our 2015 operating expense reduction initiatives.

Research and Development. The $19.9 million decrease in research and development expenses is primarily due to the non-recurrence of our $17.8 million aggregate payment (in the form of cash and stock) in the first quarter of 2014, upon FDA milestone achievement associated with BELEODAQ. In addition, our clinical trial expenses in the current period have decreased, as we narrow our focus to certain drug development clinical studies. These reductions were partially offset by our upfront payment related to the POZIOTINIB in-license agreement (see Note 13(xiii)) and technical transfer costs related to ZEVALIN.
Amortization and Impairment of Intangible Assets. Amortization expense increased in the current year due to (i) $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (see Note 3(f)), and (ii) recognition of a full year of BELEODAQ amortization expense, which began in the third quarter of 2014.
Total Other Expenses

	Nine months ended September 30,
	2015	2014	$ Change	% Change
	($ in millions)
Total other expenses	$(8.8)	$(10.6)	$1.8	17.0%
Total other expenses decreased by $1.8 million primarily due to (i) $1.3 million decrease in contingent consideration related to our MARQIBO and EVOMELA products (see Note 9), and (ii) a decrease of $3.6 million in 2014 related to foreign exchange adjustments on the value of intercompany loans; these are now recorded in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets, beginning April 1, 2015 (see Note 2(ix)). These decreases were partially offset by (i) a $0.4 million increase in interest expense attributable to our convertible senior notes issued in December 2013, and (ii) $0.6 million in other income from the recognition of the increased value of life insurance assets related to our executive deferred compensation plan.

Provision for Income Taxes

	Nine months ended September 30,
	2015	2014	$ Change	% Change
	($ in millions)
Provision for income taxes	$—	$(2.3)	$2.3	100.0%
Our provision for income taxes of $37 thousand represents our estimate of minimum tax obligations for current year operations. The prior period provision for income taxes primarily represents the correction of our prior year estimate of the benefit from the carryback of our 2013 federal net operating loss against 2012 income taxes paid, and an increase in the valuation allowance on deferred tax assets at January 1, 2014.
LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2015	December 31, 2014	September 30, 2014
	(in thousands, except financial metrics data)
Cash and cash equivalents	$136,527	$129,942	$144,234
Marketable securities	$245	$3,306	$3,306
Accounts receivable, net	$48,150	$70,758	$60,085
Total current assets	$209,533	$222,469	$231,559
Total current liabilities	$102,340	$109,439	$112,873
Working capital surplus (a)	$107,193	$113,030	$118,686
Days sales outstanding (“DSO”) (b)	155	126	115
Current ratio (c)	2.0	2.0	2.1

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Net accounts receivable at period end divided by net revenue for the respective quarter multiplied by the number of days in the quarter.

(c)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2015, as compared to cash used in operating activities of $14.6 million in the prior year period.
For the nine months ended September 30, 2015 and 2014, our cash collections from customers totaled $192.3 million and $179.8 million, respectively, representing 171.4% and 133.3% of reported net revenue for the same years.
For the nine months ended September 30, 2015 and 2014, cash payments to our employees, vendors, and end-users for products, services, chargebacks, and rebates totaled $195.3 million and $197.0 million, respectively.
Net Cash Provided by Investing Activities
Net cash provided by investing activities of $2.8 million for the nine months ended September 30, 2015 relates to $3.1 million from the redemption of mutual funds, partially offset by $0.2 million of purchases related to property, plant and equipment. This compares to cash provided by investing activities of $3.3 million in the prior year period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2015, as compared to $1.1 million in the prior year period. The cash provided by financing activities during the third quarter of 2015, relates to (i) $1.5 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and (ii) $0.3 million of proceeds from employee stock purchases under our employee stock purchase plan. These amounts were partially offset by our $0.6 million purchase and retirement of restricted stock at our employees’ election, in order to fund their corresponding minimum employee tax obligations at the time of vesting.

Convertible Senior Notes Due 2018
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. As of September 30, 2015, we may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.
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
We believe that our $137 million in aggregate cash and equivalents, and marketable securities as of September 30, 2015 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2015, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part, or all, of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, some of our obligations are incurred in Euros and Yen. We mitigate such risk by maintaining a limited portion of our cash in Euros and Yen.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1+	Amendment No. 1 to 2003 Amended and Restated Incentive Award Plan, effective as of April 15, 2015.
10.2+	Amendment No. 1 to 2009 Incentive Award Plan, effective as of April 15, 2015.
31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.
31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
+ Filed herewith.
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date: November 6, 2015	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)