Form 10-K
period 2015-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2016-03-14
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35006
______________________________________________
SPECTRUM PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)
______________________________________________

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
None
______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $459,959,918 (based upon the $6.84 per share closing sale price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2015, the last trading date of the Registrant’s most recently completed second fiscal quarter).
As of February 29, 2016, approximately 68,163,483 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders, to be filed on or before April 29, 2016, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
***
Spectrum Pharmaceuticals, Inc.®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ®, EVOMELA™, EOQUIN®, and RenaZorb® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its subsidiaries. Redefining Cancer Care™, Turning Insights Into Hope™, RIT Oncology, LLC™, RIT™, RRZ™, and our logos are trademarks owned by Spectrum Pharmaceuticals, Inc. and its subsidiaries. All other trademarks and trade names are the property of their respective owners.

PART I
ITEM 1. BUSINESS
Company Overview and Business Strategy
Our primary strategy is comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In addition to an efficient in-house clinical development organization with regulatory and data management capabilities, we have established a commercial infrastructure for our marketed products. Currently, we have six approved oncology/hematology products that target different types of non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer, acute lymphoblastic leukemia ("ALL"), and multiple myeloma ("MM").
We also have two drugs in late stage development:
•SPI-2012, is being developed for chemotherapy-induced neutropenia in patients with breast cancer.

•
EOQUIN® (previously referred to as APAZIQUONE for intravesical instillation), is being developed for immediate intravesical instillation post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer.

Our passion to identify, develop and deliver important options for patients suffering from cancer is behind every action we take. We are committed to excellence and strive to make a difference in the lives of patients every day.
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
According to the American Cancer Society’s publication Cancer Facts & Figures 2015, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.7 million new cancer cases were expected to be diagnosed in 2015 and over 589,000 persons were expected to die from the disease. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 77% of all cancers are diagnosed in people 55 years of age and older. In the U.S., men have slightly less than a 1 in 2 lifetime risk of developing cancer; for women, the risk is a little more than 1 in 3. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective in the different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.
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
Commercialized Products
Our commercialized drug products (or pending commercial launch in the case of EVOMELA), and their approved indications, are summarized in the following table:

FUSILEV
FUSILEV (levoleucovorin), a novel folate analog and the pharmacologically active isomer (the levo-isomer) of the racemic compound, calcium leucovorin. Leucovorin is a mixture of equal part of both isomers: the pharmacologically active levo-isomer and the inactive dextro-isomer. Preclinical studies have demonstrated that the inactive dextro-isomer may compete with the active levo-isomer for uptake at the cellular level. By removing the inactive dextro form, the dosage of FUSILEV is one-half that of leucovorin and patients are spared the administration of an inactive substance. FUSILEV is approved as a ready-to-use solution, and as freeze-dried powder. FUSILEV has the following indications for use:

•	in combination chemotherapy with 5-fluorouracil in the palliative treatment of patients with advanced metastatic colorectal cancer, or mCRC.

•	for rescue after high-dose methotrexate therapy in osteosarcoma; and

•	to diminish the toxicity and counteract the effects of impaired methotrexate elimination and of inadvertent over dosage of folic acid antagonists.
FOLOTYN
FOLOTYN (pralatrexate injection), a folate analogue metabolic inhibitor, was discovered by Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute and developed by Allos Therapeutics, Inc. (“Allos”). In September 2009, the FDA granted accelerated approval for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory PTCL. FOLOTYN was the first chemotherapy approved by the FDA, under its accelerated approval program, for the treatment of relapsed or refractory PTCL and has been available to patients in the U.S. since October 2009.
According to the Lymphoma Research Foundation, lymphoma is the most common blood cancer. Hodgkin’s lymphoma and non-Hodgkin’s lymphoma (“NHL”) are the two main forms of lymphoma. Lymphoma occurs when lymphocytes, a type of white blood cell, grow abnormally and accumulate in one or more lymph nodes or lymphoid tissues. The body has two main types of lymphocytes that can develop into lymphomas: B-lymphocytes (B-cells) and T-lymphocytes (T-cells). PTCL comprises a group of rare and aggressive NHLs that develop from mature T-cells. PTCL accounts for approximately 5 to 15% of all NHL cases in the U.S and Europe.
Based on preclinical studies, we believe that FOLOTYN selectively enters cells expressing reduced folate carrier ("RFC"), a protein that is frequently over expressed on cancer cells compared to normal cells. Once inside cancer cells, FOLOTYN is efficiently polyglutamylated, which makes it less susceptible to efflux-based drug resistance and leads to high intracellular drug retention compared to other antifolates. Inside the cell, FOLOTYN targets the inhibition of dihydrofolate reductase ("DHFR"), an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.
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
ZEVALIN
ZEVALIN (ibritumomab tiuxetan) injection for intravenous use is a prescription medication that is part of a three step treatment regimen consisting of: two treatments of rituximab and one treatment of Yttrium-90 (Y-90) ZEVALIN. The National Cancer Institute (“NCI”) estimated 72,000 new cases of NHL in the U.S. in 2015. Rituximab is used to reduce the number of B-cells in the blood and Y-90 ZEVALIN is then given to treat NHL. It is currently approved in the U.S. and more than 40 countries outside the U.S. including countries in Europe, Latin America and Asia for (i) treatment of patients with recurring, low-grade or follicular B-cell NHL, after other anticancer drugs are no longer working, and (ii) newly diagnosed follicular NHL following a response to initial anticancer therapy.

MARQIBO
MARQIBO is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug vincristine. MARQIBO’s approved indication is for the treatment of adult patients with ALL in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. In the U.S., approximately 6,000 patients per year are diagnosed with ALL, of which approximately 1,600 can be categorized as ALL in second or greater relapse.
MARQIBO is also currently being explored for the treatment of the broader ALL indication as well as in NHL in addition to its approved treatment for Philadelphia chromosome-negative ALL.
BELEODAQ
BELEODAQ (belinostat) is a histone deacytelase, (“HDAC”) inhibitor for the treatment of patients with relapsed or refractory PTCL. This indication was FDA approved in July 2014 under its accelerated approval program, based on tumor response rate and duration of response. BELEODAQ's anticancer effect is thought to be mediated through multiple mechanisms of action, including the inhibition of cell proliferation, induction of apoptosis (programmed cell death), inhibition of angiogenesis, induction of differentiation, and the activity in tumors that had become resistant to anticancer agents such as the platinums, taxanes and topoisomerase II inhibitors.
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

BELEODAQ has many attributes that separate it from other currently marketed HDACs, including efficacy when used alone and in combination, less toxicities (when compared to the reported rates of some adverse events with the other currently-

marketed HDACs), including less bone marrow toxicity, and a lack of other severe side effects, such as mucositis, that may enable full dose combinations of this drug with several other cytotoxic agents.
EVOMELA (previously referred to as Captisol-Enabled® MELPHALAN)
EVOMELA is intended for use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. MM is a cancer of plasma cells, a type of white blood cell present mainly in the bone marrow that produces antibodies. In MM, a group of plasma cells (myeloma cells) become cancerous and multiply, raising the number of plasma cells to a higher-than-normal level, which can crowd out normal blood cells and lead to abnormally high proteins in the blood or urine. The NCI estimated 27,000 new cases of MM in the U.S. in 2015, with the incidence of new cases increasing by approximately 1.6% per year. The current intravenous Melphalan market is approximately $100 million annually, with predominant use in stem cell transplants.
The EVOMELA formulation avoids the use of propylene glycol (“PG”), which is required as a co-solvent in the currently-available formulation of this product. PG has been reported to cause adverse renal and cardiac side-effects that limit the ability to deliver higher quantities of intended therapeutic compounds. The use of Captisol technology to reformulate EVOMELA is anticipated to allow for longer administration durations and slower infusion rates, potentially enabling clinicians to avoid reductions, and safely achieve a higher dose intensity for pre-transplant chemotherapy.
EVOMELA was granted Orphan Drug status by the FDA for use as a high-dose conditioning regimen prior to hematopoietic progenitor (stem) cell transplantation. In December 2014, we filed our new drug application (“NDA”) for EVOMELA with the FDA. On October 23, 2015, we received a Complete Response Letter (“CRL”) from the FDA for this NDA that did not identify any clinical deficiencies, and we subsequently resubmitted our NDA. On March 10, 2016, the FDA communicated its approval of our NDA for EVOMELA as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with MM, and for the palliative treatment of patients with MM for whom oral therapy is not appropriate. We plan to commercially launch EVOMELA as soon as possible.
Product Pipeline
SPI-2012
SPI-2012 is being investigated for the treatment of chemotherapy-induced neutropenia. In January 2012, we entered into a co-development and commercialization agreement for worldwide rights, except for Korea, China, and Japan, with Hanmi Pharmaceutical Co., Ltd. ("Hanmi"), for SPI-2012 based on Hanmi’s proprietary LAPSCOVERY Technology. Chemotherapy can cause myelosuppression and unacceptably low levels of white blood cells, making patients prone to infections, hospitalizations, and interruption of additional chemotherapy treatments.
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
In September 2014, we announced our decision to advance SPI-2012 to Phase 3 trials due to positive Phase 2 results in our collaboration program with Hanmi, and began discussions with the FDA and the European Medicines Agency (“EMA”) to discuss our Phase 3 design. In December 2015, we reached agreement with the FDA regarding our Phase 3 SPA for SPI-2012. We have designated more than 100 sites for this clinical trial, and initiated this Phase 3 clinical study beginning in January 2016. This trial will evaluate the safety and efficacy of SPI-2012 as a treatment for chemotherapy-induced neutropenia in patients with breast cancer, and will serve as the basis for our Biologics License Application ("BLA") filing.
POZIOTINIB

POZIOTINIB is a novel, oral pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (EGFR, HER) Family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations or over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including non-small cell lung cancer ("NSCLC"), breast cancer, and gastric cancer. POZIOTINIB has shown single agent activity in the treatment of various cancer types, including breast, gastric, colorectal and lung cancers. POZIOTINIB has shown promising early clinical activity in Phase 1 trials in patients who had failed multiple lines of treatment including the HER2-directed therapies, trastuzumab and lapatinib. POZIOTINIB is currently being investigated by Hanmi in several mid-stage trials in different solid tumor indications including EGFR-mutant NSCLC, gastric cancer, head and neck cancer and HER2 positive breast cancer.
        In November 2015, we submitted an Investigational New Drug ("IND") application with the FDA. In March 2016 we initiated our Phase 2 Breast Cancer Trial. The Phase 2 study is an open-label study that will enroll approximately 70 patients with HER-2 positive metastatic breast cancer, who have failed at least two HER-2 directed therapies. The dose and schedule of oral POZIOTINIB will be based on clinical experience from the studies in Korea, and in addition include the use of prophylactic therapies to help minimize known side-effects of HER-2 directed therapies.
In February 2015, we executed a global in-license agreement (excluding Korea and China) with Hanmi Pharmaceutical Co., Ltd for POZIOTINIB, a pan-HER inhibitor in Phase 2 clinical trials in return for our upfront payment and future regulatory and sales-dependent milestone payments. POZIOTINIB has shown single agent activity in the treatment of various cancer types, including breast, gastric, colorectal and lung cancers. In the Phase 1 study for this drug, 6 of 10 breast cancer patients demonstrated partial responses; we also believe the safety profile was consistent with similar drug classes, with four patients having a grade 3 diarrhea response.
EOQUIN (previously referred to as APAZIQUONE)
EOQUIN is a bio-reductive alkylating indoloquinone that is enzymatically activated by enzymes that are over expressed by bladder tumors that is being tested in non-muscle invasive bladder ("NMIBC").
The NCI estimates that the 2015 incidence and prevalence of bladder cancer in the U.S. was approximately 74,000 cases. The global presence of bladder cancer is estimated at 2.7 million cases. According to Botteman et al., (PharmacoEconomics 2003), bladder cancer is the most expensive cancer to treat on a lifetime basis. The overall cost of bladder cancer treatment in the U.S. is approximately $3.4 billion annually, most of which is related to the direct treatment of this disease.
The initial treatment of bladder cancer is to attempt a complete surgical removal of the tumor. However, bladder cancer is a highly recurrent disease with approximately 80% of patients recurring within five years, and a majority of patients recurring within two years. This high recurrence rate is attributed to:

•	the highly implantable nature of cancer cells that are dispersed during surgery;

•	incomplete tumor resection; and

•	tumors present in multiple locations in the bladder which may be missed or too small to visualize at the time of resection.
Despite evidence in the published literature and guidance from the American and European Urology Associations, instillation of a chemotherapeutic agent immediately following surgery is not a standard clinical practice. Currently, there are no FDA approved drugs for this indication which may, in part, explain the difference between the literature and urology guidelines and actual clinical management of this disease. For more than 30 years, no new drugs have been introduced in the market for treatment of NMIBC. EOQUIN represents much needed therapy for patients and may provide a meaningful opportunity to reduce overall medical costs.
Pharmacokinetic studies have verified that EOQUIN is rarely detectable in the bloodstream of patients when it is administered either after surgical resection or as a part of a delayed multi-instillation protocol. EOQUIN is inactivated in the systemic circulation by the red blood cell fraction. The proposed dose therefore carries a minimal risk of systemic toxicity that could arise from absorption of a drug through the bladder wall into the bloodstream. These features of EOQUIN are distinct from other intravesical agents currently in use for the treatment of recurrent bladder cancer. An immediate instillation of EOQUIN may help by:

•	reducing tumor recurrence by destroying dispersed cancer cells that would otherwise re-implant onto the inner lining of the bladder;

•	destroying remaining cancer cells at the site of tumor resection (also known as chemo-resection); and

•	destroying tumors not observed during resection (also known as chemo-ablation).
In August 2015, we reached agreement with the FDA on the Special Protocol Assessment ("SPA") of the planned Phase 3 clinical trial of EOQUIN. This trial commenced with its first patient dosing in October 2015, and is designed to evaluate the intravesical use of this drug for the treatment of patients with NMIBC as one or two instillations, immediately following transurethral resection of bladder tumor ("TURBT"). In December 2015, we submitted our NDA for EOQUIN with the FDA, based on the pooled results of a previous Phase 3 program. In February 2016, the FDA accepted the EOQUIN NDA for review and indicated that it plans to hold an advisory committee meeting regarding the NDA and set a target decision date of December 11, 2016.
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

Sales and Marketing
We presently market and sell our pharmaceutical products through a direct sales force in the U.S., and through distributors in Europe (and previously in Japan). Our U.S. sales team is divided between “corporate accounts” and “oncology accounts.” The primary decision makers for our products are oncologists and hematologists. As of December 31, 2015, our U.S. sales force (management, representatives, and direct support) numbered 100 employees.
Customers
Our product sales are concentrated to large pharmaceutical distributors (that ship and bill to hospitals and clinics). The customers that represent 10% or more of our total gross product sales in 2015, 2014 and 2013 are as follows:

	Product Sales
	2015	2014	2013
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	36.7%	40.4%	35.4%
McKesson Corporation and its affiliates	34.2%	32.9%	19.8%
Cardinal Health, Inc. and its affiliates	17.4%	*	*
Integrated Commercialization Solutions, Inc. (“ICS”)	*	*	15.8%
* Less than 10%
We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables, net, as of December 31, 2015 and 2014 are as follows:

	Accounts Receivable, net
	December 31, 2015	December 31, 2014
McKesson Corporation and its affiliates	66.7%	31.9%
Cardinal Health, Inc. and its affiliates	23.8%	*
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	*	51.1%
ICS	*	11.9%
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
We believe that the current competitive landscape for each of our commercialized products is as follows:

(a)
FUSILEV is the levo-isomeric form of the racemic compound calcium, leucovorin, a product already approved for the same indication as FUSILEV. As there are currently two generic companies approved by the FDA to sell the leucovorin product, we are competing with a lower-cost alternative. In addition, as discussed in Section 1A, Risks Related to Our Business, FUSILEV faces competition from generic levo-leucovorin.

(b)	ZEVALIN has two competitive products for its currently approved indications:

•
Rituxan® (rituximab), marketed by Genentech and Biogen-IDEC Pharmaceuticals, is indicated for the treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL as a single agent; previously untreated follicular, CD20-positive, B-cell NHL in combination with CVP (cyclophosphamide, vincristine and prednisone combination) chemotherapy; and non-progressing (including stable disease), low-grade, CD20-positive B-cell NHL, as a single agent, after first-line CVP chemotherapy. Rituxan is administered as a part of various chemotherapy regimens and schedules, the vast majority of which, could be used in concert with other therapeutic agents, such as ZEVALIN, as part of a treatment plan.

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
Research and Development
New drug development is the process whereby drug product candidates are tested for the purpose of filing a BLA in the U.S. (or similar filing in other countries). Obtaining marketing approval from the FDA or similar regulatory authorities outside of the U.S. is an inherently uncertain, lengthy and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the products are both safe and effective for their respective indications. Our development focus is primarily based on acquiring and developing late-stage development drugs as compared to new drug discovery, which is particularly uncertain and lengthy.

Our in-development products are summarized below:
Our research and development expenses for drug development are comprised of our personnel expenses, contracted services with third parties, license fees and milestone payments to third parties, clinical trial costs, laboratory supplies, drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2015, 2014 and 2013:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2015	2014		2013
EOQUIN (previously APAZIQUONE)	$4,147	$1,377		$1,078
BELEODAQ	1,320	20,911	*	6,733
FUSILEV	885	442		4,517
FOLOTYN	2,650	4,927		2,992
ZEVALIN	3,025	6,950		8,572
SPI-2012	1,133	4,141		1,403
MARQIBO	4,412	6,623		4,099
EVOMELA (previously CE-MELPHALAN)	8,568	5,966		3,400
POZIOTINIB	4,240	—		—
Other in-development compounds and drugs	633	1,967		3,632
Total — Direct costs	31,013	53,304		36,426
Add: General research and development expenses (including personnel costs that correspond to more than one in-development project)	21,571	21,073		13,335
(Less): Reimbursements from development partners for SPI-2012 and BELEODAQ	(521)	(2,758)		(804)
(Less): Incurred FOLOTYN study costs that reduce our drug development liability (see Note 16)	(1,297)	(1,957)		(2,287)
Total research and development expenses	$50,766	$69,662		$46,670
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
FUSILEV: Fusilev had/has orphan drug exclusivity for two indications. These indications are for the treatment of (i) osteosarcoma (which expired on March 7, 2015) and (ii) metastatic colorectal cancer (which expires on April 29, 2018). FUSILEV also had/has a U.S. composition of matter patent that expires in March 2022.

In February 2015, the U.S. District Court for the District of Nevada found the asserted claims of the patent covering FUSILEV to be invalid, and on October 2, 2015, the Court of Appeals for the Federal Circuit affirmed that decision. On April 27, 2015, we filed suit in the U.S. District Court for the District of Columbia against the FDA seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz Inc.'s ("Sandoz") Abbreviated New Drug Application ("ANDA"). The Company contends that Sandoz's ANDA should not have been approved until the expiry of our Orphan Drug Exclusivity on April 29, 2018. On April 29, 2015, the court denied the temporary restraining order and on May 27, 2015, the court entered summary judgment in favor of the FDA et al. On June 5, 2015, we filed our Notice of Appeal. Oral argument was held October 22, 2015. The ultimate outcome of this proceeding is uncertain.
ZEVALIN: We have sublicensed U.S. patents that cover the processes and tools for making monoclonal anti-bodies or MABs, in general, licensed U.S. patents that cover the CD-20 MAB in ZEVALIN as well as the use of ZEVALIN to treat NHL, and acquired patents covering the ZEVALIN compounding process (i.e., process of linking the CD-20 MAB to a radioactive isotope to make the patient-ready dosage form of ZEVALIN). These patents expire over a wide range of dates, and the licensed patents covering the CD-20 MAB began to expire in 2015. Additionally, we have U.S. patents covering the compounding process expiring in 2019, and we are considering filing new patent applications.
FOLOTYN: We have a composition of matter patent due to expire in 2022 following a five-year patent term extension in U.S. The composition of matter patent is due to expire in Europe in 2017 but is eligible for a similar patent term extension following regulatory approval in Europe. We also have patents covering the use of FOLOTYN for PTCL that will not expire until 2025. Additionally, we are considering filing new patent applications.
MARQIBO: We have U.S. and European patents covering the use of MARQIBO for leukemia, lymphoma and melanoma, and a U.S. patent covering the MARQIBO kit, all expiring in 2020. We have filed a patent cooperation treaty ("PCT") application claiming a method of encapsulating vincristine sulphate into liposomes. We are presently in the process of developing a “single vial” formulation of MARQIBO, and if we are successful, we believe our U.S. patent coverage could be extended to 2036.
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
EOQUIN: The U.S. formulation patent does not expire until 2022, and method of treatment of bladder cancer using a stabilized formulation that does not expire until 2024. Formulation patents outside the U.S. are due to expire in 2022. We have filed and plan to file additional U.S. and foreign patent applications covering new formulations and/or uses for this product.
SPI-2012: Composition of matter patents covering SPI-2012 are due to expire in 2025 in the U.S. and in 2024 outside the U.S. SPI-2012 is also covered by additional patents claiming various aspects of the technology that are due to expire between 2024 and 2030 and have filed patent applications for its formulation.
EVOMELA: This drug is covered by issued patents claiming improved Captisol ® technology that are due to expire between 2025 and 2029 in the U.S. Outside the U.S., we have issued patents that cover improved Captisol technology that are due to expire in 2025 and pending applications with anticipated expiry in 2029, if issued. We also have filed patent application covering Captisol-based formulation of EVOMELA in the U.S. and a number of other countries.
***
We are constantly evaluating our patent portfolio and are currently assessing and filing patent applications for our drug products and are considering new patent applications in order to maximize the life cycle of each of our products.
While the U.S. and the European Union (the "EU") are currently the largest potential markets for most of our products, we also have patents issued and patent applications pending outside of the U.S. and Europe. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in countries outside the U.S., may limit the protection we have on patents issued or licensed to us outside of the U.S. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the U.S.
To minimize our costs and expenses and to maintain effective protection, we usually focus our patent and licensing activities within the U.S., the EU, Canada and Japan. In determining whether or not to seek a patent or to license any patent in a certain foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.
In conducting our business, we rely upon trade secrets, know-how, and licensing arrangements. We use customary practices for the protection of our confidential and proprietary information such as confidentiality agreements and trade secret protection measures. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets or know-how will otherwise become known or independently developed by competitors. The protection of know-how is particularly important because it is often necessary or useful information that allows us to practice the claims in the patents related to our proprietary drug products.
In addition to the specific intellectual property subjects discussed above, we have trademark protection in the U.S. for Spectrum Pharmaceuticals, Inc.®, FUSILEV®, MARQIBO®, BELEODAQ®, EOQUIN®, Spectrum Therapy Access Resources, STAR, ZEVALIN®, FOLOTYN flower design associated with FOLOTYN and RenaZorb®. We also have the FOLOTYN trademark and the associated flower design registered in Europe and other countries. Additionally, we have pending U.S. and ex-U.S. trademark applications for other potential marks.

The Patent Process
The U.S. Constitution provides Congress with the authority to provide inventors the exclusive right to their discoveries. Congress codified this right in U.S. Code Title 35, which gave the United States Patent and Trademark Office ("USPTO") the right to grant patents to inventors and defined the process for securing a U.S. patent. This process involves the filing of a patent application that instructs a person having ordinary skill in the respective art how to make and use the invention in clear and concise terms. The invention must be novel (i.e., not previously known) and non-obvious (i.e., not an obvious extension of what is already known). The patent application concludes with a series of claims that specifically describe the subject matter that the patent applicant considers his invention.
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
Product Exclusivity
Under the Hatch-Waxman Act, drug products are provided exclusivity whereby the FDA will not accept applications to market a generic form of an innovator reference listed drug product until the end of the prescribed period. A product is granted a five-year period of exclusivity if it contains a chemical entity never previously approved by the FDA either alone or in combination, although generic applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement as further discussed below. A three-year period of exclusivity is granted to a previously approved product based on certain changes (e.g., in strength, dosage form, route of administration or conditions of use), where the application is supported by new clinical investigations that are essential to approval. In addition, in 1997, Congress amended the law to provide an additional six months of exclusivity as a reward for studying drugs in children. This pediatric exclusivity, which can be obtained during the approval process or after approval, effectively delays the approval of a generic application until six months after the expiration of any patent or other exclusivity that would otherwise delay approval, thus providing an additional six months free of generic competition. In order to qualify for pediatric exclusivity, the FDA must make a written request for pediatric studies, the application holder must agree to the request and complete the studies within the required timeframe, and the studies must be accepted by the FDA based on a determination that the studies fairly respond to the request. The provisions were enacted with a five-year sunset date, and have been reauthorized in 2002, 2007 and 2012.
Generic Approval and Patent Certification

The Hatch-Waxman Act also created the ANDA, approval process, which permits the approval of a generic version of a previously approved branded drug without the submission of a full NDA, and based in part on the FDA’s finding of safety and effectiveness for the reference listed drug. Applicants submitting an NDA are required to list patents associated with the drug product, which are published in the FDA Orange Book, and the timing of an ANDA approval depends in part on patent protection for the branded drug. When an ANDA is filed, the applicant must file a certification for each of the listed patents for the branded drug, stating one of the following: (1) that there is no patent information listed; (2) that such patent has expired; (3) that the patent will expire on a particular date (indicating that the ANDA may be approved on that date); or (4) that the drug for which approval is sought either does not infringe the patent or the patent is invalid, otherwise known as paragraph IV certification. If an ANDA applicant files a paragraph IV certification, it is required to provide the patent holder with notice of that certification. If the patent holder brings suit against the ANDA applicant for patent infringement within 45 days of receiving notice, the FDA may not approve the ANDA until the earlier of (i) 30 months from the patent holder’s receipt of the notice (the 30-month stay) or (ii) the issuance of a final, non-appealed, or non-appealable court decision finding the patent invalid, unenforceable or not infringed.

The Hatch-Waxman Act also provided an incentive for generic manufacturers to file paragraph IV certifications challenging patents that may be invalid, unenforceable, or not infringed, whereby the first company to successfully challenge a listed patent and receive ANDA approval is protected from competition from subsequent generic versions of the same drug product for up to 180 days after the earlier of (1) the date of the first commercial marketing of the first-filed ANDA applicant’s generic drug or (2) the date of a decision of a court in an action holding the relevant patent invalid, unenforceable, or not infringed. These 180-day exclusivity provisions have been the subject of litigation and administrative review, and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, amended the provisions in several ways, including by providing that an ANDA applicant entitled to 180-day exclusivity may lose such exclusivity if any of the following events occur: (1) failure to market; (2) withdrawal of the ANDA; (3) change in patent certification; (4) failure to obtain tentative approval; (5) illegal settlement agreement; and (6) patent expiration.
With respect to the illegal settlement prong, the MMA amendments require that certain types of settlement agreements entered into between branded and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs are required to be filed with the Federal Trade Commission and the Department of Justice for review of potential anti-competitive practices. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential governmental investigations and private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, remains uncertain. In addition, Congress has considered enacting legislation that would prohibit such settlements between brand name and generic drug manufacturers. Such a provision was considered as part of the Patient Protection and Affordable Care Act, or PPACA, signed into law on March 23, 2010. However, Congress removed the provision prior to passage. It is possible that Congress will again consider a ban on such settlements between brand name and generic drug manufacturers in the future.
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
Orphan Drug Designation
Some jurisdictions, including Europe and the U.S., may designate drugs for relatively small patient populations as “orphan” drugs. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., and a drug may also be considered an orphan even if the drug treats a disease or condition affecting more than 200,000 individuals in the U.S. Orphan drug designation does not necessarily convey any advantage in, or shorten the duration of, the regulatory review and process for marketing approval. If a product with an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, during which time the FDA will not approve any other application to market the same drug for the same indication except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Also, competitors are not prohibited from receiving approval to market the same drug or biologic for a different indication than that which received orphan approval.
Under EU medicines laws, the criteria for designating an “orphan medicinal product” are similar in principle to those in the U.S. Criteria for orphan designation are set out in Article 3 of Regulation (EC) 141/2000 on the basis of two alternative conditions. A medicinal product may be designated as orphan if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU, when the application is made. This is commonly known as the “disease prevalence criterion” Alternatively, a product may be so designated if it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and if without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment. This is commonly known as the “insufficient return criterion.”

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
Upon grant of a marketing authorization, orphan medicinal products are entitled to ten years of market exclusivity in respect of the approved therapeutic indication. Within the period of market exclusivity, no competent authority in the EU is permitted to accept an application for marketing authorization, a variation or a line-extension for the same approved therapeutic indication in respect of a similar medicinal product pursuant to Article 8.1 of Regulation 141/2000 unless one of the derogations set out in Article 8.3 of the same Regulation applies. In order to determine whether two products are considered similar, Regulation 847/2000 requires an assessment of the principal molecular structure and the underlying mode of action. Any minor variation or modification of the principal molecular structure would not ordinarily render the second product dissimilar to the first authorized product.
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
The 10-year market exclusivity may be reduced to six years if at the end of the fifth year it is established that the product no longer meets the criteria for orphan designation on the basis of available evidence. To date, each of our five commercialized drugs continues to meet the orphan drug designation requirements.
    FUSILEV had/has been granted orphan drug designations for its use in conjunction with high dose methotrexate in the treatment of osteosarcoma and for its use in combination chemotherapy with the approved agent 5-fluorouracil in the palliative treatment of metastatic adenocarcinoma of the colon and rectum (colorectal cancer). In addition, FOLOTYN has been granted an orphan drug designation for the treatment of T-cell lymphoma and BELEODAQ has been granted an orphan drug designation for PTCL. Lastly, MARQIBO has been granted orphan drug designations for its use in the treatment of adult patients with ALL in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies, and ZEVALIN has orphan drug designations for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with Rituximab refractory follicular NHL.
Governmental Regulation
The development, production and marketing of our proprietary and generic drug and biologic products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs and biologics are subject to rigorous regulation. The Federal Food, Drug, and Cosmetic Act, as amended from time to time, and the regulations promulgated there under, as well as other federal and state statutes and regulations, govern, among other things, the development, approval, manufacture, safety, labeling, storage, record keeping, distribution, promotion, and advertising of our products. Product development and approval within this regulatory framework, including for drugs already at a clinical stage of development, can take many years and require the expenditure of substantial resources, and to obtain FDA approval, a product must satisfy mandatory quality, safety and efficacy requirements. In addition, each drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA’s current Good Manufacturing Practices (“cGMP”), regulations and are subject to inspections by the FDA. To supply drug ingredients or products for use in the U.S., foreign manufacturing establishments must also comply with cGMP and are subject to inspections by the FDA or by other regulatory authorities in certain countries under reciprocal agreements with the FDA.
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
Phase 1 Clinical Trials: These trials typically involve small numbers of healthy volunteers or patients and usually define a drug candidate’s safety profile, including the safe dosage range.
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
With respect specifically to information submitted to the FDA in support of marketing applications, the FDA, under its Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy, can significantly delay the approval of a marketing application, or seek to withdraw an approved application where it identifies fraud or discrepancies in regulatory submissions. Such actions by the FDA may significantly delay or suspend substantive scientific review of a pending application during validity assessment or remove approved products from the market until the assessment is complete and questions regarding reliability of the data are resolved. In addition, the Generic Drug Enforcement Act of 1992 established penalties for wrongdoing in connection with the development or submission of an ANDA. Under this Act, the FDA has the authority to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties.
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
The Patient Centered Outcomes Research Institute (the "Institute"), a private, non-profit corporation created as a result of the PPACA, is tasked with assisting patients, clinicians, purchasers, and policy-makers in making informed health decisions. One of the Institute’s initiatives will be to conduct comparative clinical effectiveness research, which is defined as “research evaluating and comparing health outcomes and the clinical effectiveness, risks, and benefits of two or more medical treatments, services, and items.” It is important to note that the Institute would not be permitted to mandate coverage, reimbursement, or other policies for any public or private payer, however the outcome of the Institute's initiatives could influence prescriber behavior.

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

Under the EU regulatory systems, we may submit marketing authorization applications either under a centralized procedure or decentralized procedure or the mutual recognition procedure. The centralized procedure is mandatory for medicines produced by a biotechnological process. The procedure is also mandatory for new active substances which are indicated for treatment of several diseases or conditions, including cancer and orphan conditions. Companies may apply for centralized assessment if the product contains a new active substance or the product constitutes significant therapeutic, scientific or technical innovation or the granting of authorization under the centralized procedure is in the interests of the EU patients. A centralized marketing authorization is valid in all EU member states. This marketing authorization is issued in the form of a European Commission decision which is legally binding in its entirety to which it is addressed.
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
Employees
As of December 31, 2015, we had 212 employees (as compared to 241 employees as of December 31, 2014), 10 of whom hold an M.D. degree, and 18 of whom hold a Ph.D. degree. We believe that the success of our business will depend, in part, on our ability to attract and retain uniquely qualified personnel. Our employees are not part of any collective bargaining agreements, and we believe that we have good relations with our employees.

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
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes, and a number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our products target, including products currently commercialized. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to our products are in various stages of development, some of which have pending applications for approval with the FDA or have been approved by regulatory authorities in other countries. Also, there are many ongoing studies with currently marketed products and other developmental products, which may yield new data that could adversely impact the use of our products in their current and potential future indications. The introduction of competitive products could significantly reduce our sales, which, in turn would adversely impact our financial and operating results.

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
We are highly dependent upon our ability to attract and retain qualified scientific, technical sales and marketing and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary, particularly as business prospects change, for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we have an employment agreement with our Chief Executive Officer, we do not have employment agreements with any of our other key scientific, technical, or managerial employees.
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
FOLOTYN and BELEODAQ were approved for the treatment of patients with relapsed or refractory PTCL, and MARQIBO was approved for the treatment of adult patients with Philadelphia chromosome-negative acute lymphoblastic leukemia in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies, under the FDA’s accelerated approval regulations. These provisions allow the FDA to approve products for cancer or other serious or life threatening diseases based on initial positive data from clinical trials. Under these provisions, we are subject to certain post-approval requirements. Specifically, we are required to conduct Phase 1 dose escalating studies and a Phase 3 randomized study for FOLOTYN and BELEODAQ in patients with PTCL. The FDA also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment as well as additional post-marketing studies with BELEODAQ. For MARQIBO, we are required to conduct a randomized Phase 3 study in patients over 60 years of age with newly diagnosed ALL. Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN, BELEODAQ, and/or MARQIBO from the market.
The FDA may also initiate proceedings to withdraw approval or request that we voluntarily withdraw these drugs from the market if our Phase 3 studies fail to confirm clinical benefit. Further, the FDA may require us to amend these drugs package insert, including by strengthening the warnings and precautions section or institute a REMS based on the results of these studies or clinical experience. We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of these drugs.
We and our third-party contract manufacturers are subject to inspection by regulatory authorities.
We and our third-party manufacturers are required to adhere to cGMP. The cGMP regulations cover all aspects of the manufacturing, storage, testing, quality control and record keeping relating to our drugs.
We and or our third-party contract manufacturers are subject to periodic inspection by the FDA and foreign regulatory authorities to ensure compliance with cGMP or other applicable government regulations and corresponding foreign standards. We have limited control over a third-party manufacturer’s compliance with these regulations and standards. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to fines, suspension, modification or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
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
Our collaboration partner, Mundipharma, may not be successful in obtaining regulatory approval for FOLOTYN in a number of countries and FOLOTYN is subject to numerous complex regulatory requirements. Failure to comply with, or changes to, the regulatory requirements that are applicable to FOLOTYN outside the United States may result in a variety of consequences, including the following:

•	restrictions on FOLOTYN or our manufacturing processes;

•	warning letters;

•	withdrawal of FOLOTYN from the market;

•	voluntary or mandatory recall of FOLOTYN;

•	fines against us;

•	suspension or withdrawal of regulatory approvals for FOLOTYN;

•	suspension or termination of any of our ongoing clinical trials of FOLOTYN;

•	refusal to permit import or export of FOLOTYN;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	product seizure; and/or

•	injunctions, consent decrees, or the imposition of civil or criminal penalties against us.

If actual future payments for allowances, discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products, including, without limitation, due to a change in the composition of our sales over time, our financial position, results of operations and cash flows may be materially and negatively impacted.
We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. We are obligated to accept from customers the return of FUSILEV, MARQIBO, and BELEODAQ that have reached their expiration date, and up to six months thereafter. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. Also, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers.
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
Reports of adverse events or safety concerns involving our products or similar agents, sold by us or our development partners and/or licensees, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Certain of our products may cause serious adverse events. Discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, could interrupt, delay or halt clinical trials of such products, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of our products for any or all indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the package inserts based on reports of adverse events or safety concerns or implement a REMS, which could adversely affect such products acceptance in the market. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. Our planned trials to demonstrate efficacy in a variety of indications and to better manage side effect profiles of certain of our products may not be successful.
The marketing and sale of our products may be adversely affected by the marketing and sales efforts of third parties who sell our products or similar products outside of our territories.

We have only licensed the rights to develop and market our products in limited territories. Other companies market and sell the same products in other parts of the world. If, as a result of other companies’ actions, negative publicity is associated with our products or similar products, our own efforts to successfully market and sell our products in our markets may be adversely impacted.

Our sales depend on coverage and reimbursement from third-party payers and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.
Sales of our products are dependent on the availability and extent of coverage and reimbursement from third-party payers, including government programs and private insurance plans. Governments and private payers may regulate prices, reimbursement levels and/or access to our products to contain costs or to affect levels of use. We rely in large part on the reimbursement of our products through government programs such as Medicare and Medicaid in the United States, and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.
A substantial portion of our U.S. business relies on reimbursement from the U.S. federal government under Medicare Part B coverage. Most of our products furnished to Medicare beneficiaries in both a physician office setting and hospital outpatient setting are reimbursed under the Medicare Part B Average Sales Price, or ASP, payment methodology. ASP-based reimbursement of our products under Medicare may be below or could fall below the cost that some medical providers pay for such products, which could materially and adversely affect sales of our products. We also face risks relating to the reporting of pricing data that affect the U.S. reimbursement of and discounts for our products. ASP data are calculated by the manufacturer based on a formula defined by statute and regulation and are then submitted to the Centers for Medicare & Medicaid Services (the "CMS"), the agency responsible for administering the Medicare program, on a quarterly basis.
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
As of December 31, 2015, we owed $120 million of principal, from our December 2013 issuance of convertible notes, which mature in December 2018. Any such indebtedness will require the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including our convertible notes, depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control, and our ability to raise equity capital.

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
Moreover, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	delays obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with contract research organizations, or CROs, and clinical trial sites;

•	obtaining institutional review board, or IRB, approval at each site;

•	slower than anticipated patient enrollment;

•	scheduling conflicts with participating clinicians and clinical institutions;

•	lack of funding;

•	negative or inconclusive results;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	negative or problematic FDA inspections of our clinical operations or manufacturing operations; and

•	real or perceived lack of effectiveness or safety.
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
Finally, reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and adherence to the cGMP, requirements, the possible breach of the manufacturing agreement by the CMO and the possibility of termination or non-renewal of the agreement by the CMO, based on its own business priorities, at a time that is costly or inconvenient for us. Before we can obtain marketing approval for our drug products, our CMO facilities must pass an FDA pre-approval inspection. In order to obtain approval, all of the facility’s manufacturing methods, equipment and processes must comply with cGMP requirements.
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
We regularly evaluate and, as appropriate, may make selective acquisitions of businesses and intellectual property that we believe complement or augment our existing business. Issues that could delay or prevent integration of the acquired business and/or intellectual property into our own include:

•	conforming standards, procedures and policies, business cultures and compensation structures;

•	conforming information technology and accounting systems;

•	consolidating corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining key employees;

•	identifying and eliminating redundant and under-performing operations and assets;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically dispersed organizations;

•	managing tax costs or inefficiencies associated with integrating operations; and

•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

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
We may have conflicts with our third-party development partners, such as conflicts concerning the interpretation of pre-clinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our third-party development partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our drug product, and in turn prevent us from generating revenues from such drug product:

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
Generic levo-leucovorin product competition could further adversely affect our FUSILEV revenues.
FUSILEV continues to face direct competition from generic levo-leucovorin products as a result of the FDA ANDA approval and competitive product launches by two companies in 2015. As a result, this generic competition is expected to continue to adversely impact our FUSILEV product value including (i) sales, demand and market share, (ii) the price we are able to charge, (iii) the inventory levels that wholesalers maintain, and (iv) product return rates. Additional companies are expected to launch their generic levo-leucovorin products in the future, which could further adversely impact FUSILEV revenues.
On April 27, 2015, we filed suit in the U.S. District Court for the District of Columbia against the FDA seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz’s ANDA. We have contended that Sandoz’s ANDA should not have been approved until the expiry of our Orphan Drug Exclusivity on April 29, 2018. On April 29, 2015, the court denied the temporary restraining order and on May 27, 2015, the court entered summary judgment in favor of the FDA et al. On June 5, 2015, we filed our Notice of Appeal. Oral argument was held on October 22, 2015. The ultimate outcome of this proceeding and its impact on the market for FUSILEV is uncertain.
Our percentage of revenue and customer concentration for FUSILEV is significant. The loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our results of operations.
There is no assurance that FUSILEV sales will be sustainable, even at their current reduced levels due to generic competition. Our customer concentration of FUSILEV is high. A summary of our customers that represent 10% or more of our gross FUSILEV sales in 2015, 2014, and 2013 is as follows:

	Product Sales
	2015	2014	2013
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	28.3%	36.2%	32.0%
McKesson Corporation and its affiliates	18.1%	25.7%	19.8%
Cardinal Health, Inc. and its affiliates	11.4%	*	*
* Less than 10%
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
An issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing related product candidates or could limit the length of the term of patent protection of our product candidates. Our competitors may independently develop similar technologies. In addition, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.
We also rely on trade secret protection and contractual protections for our unpatented and proprietary drug compounds. Trade secrets are difficult to protect. While we enter into confidentiality agreements with our employees, consultants and others, these agreements may not successfully protect our trade secrets or other confidential and proprietary information. It is possible that these agreements will be breached, or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Likewise, although we conduct periodic trade secret audits of certain partners, vendors and contract manufacturers, these trade secret audits may not protect our trade secrets or other confidential and proprietary information. It is possible that despite having certain trade secret audited security measures in place, trade secrets or other confidential and proprietary information may still be leaked or disclosed to a third party. It is also possible that our trade secrets will become known or independently developed by our competitors.
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
We intend to market certain of our existing and future product candidates in outside of the U.S. In order to market our existing and future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals according to the applicable domestic laws and regulations. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not necessarily ensure approval by regulatory authorities in other countries or by the FDA.

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
Government agencies, such as the CMS, promulgate regulations, and issue guidelines, directly applicable to us and to our products. In addition, third parties such as professional societies, practice management groups, insurance carriers, physicians, private health/science foundations and organizations involved in various diseases from time to time may publish guidelines or recommendations to healthcare providers, administrators and payers, and patient communities. Recommendations may relate to such matters as utilization, dosage, route of administration and use of related therapies and coverage and reimbursement of our products by government and private payers. Third-party organizations like the above have in the past made recommendations about our products. Recommendations or guidelines that are followed by patients and healthcare providers could result in decreased utilization and/or dosage of our products, any of which could adversely affect our product sales and operating results materially.
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

•
require sponsors to implement a REMS for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the drug (either prior to approval or post-approval as necessary).

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
Our ability to commercialize any products successfully will depend in part on the availability of coverage and reimbursement from third-party payers such as government authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations, both in the U.S. and foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability. Coverage and reimbursement by governmental and other third-party payers may depend upon a number of factors, including a governmental or other third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
Obtaining coverage and reimbursement approval for a product from each third-party and governmental payer is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement.
In both the U.S. and certain foreign jurisdictions, there have been and may continue to be a number of legislative and regulatory proposals related to coverage and reimbursement that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the Healthcare Reform Law, was signed into law on March 30, 2010. The Healthcare Reform Law substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the pharmaceutical industry. The Healthcare Reform Law included, among other things, an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, revisions to the definition of “average manufacturer price” for reporting purposes, increases in the amount of rebates owed by drug manufacturers under the Medicaid Drug Rebate Program, expansion of the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers, and changes to affect the Medicare Part D coverage gap, or “donut hole.” The full effects of these provisions will become apparent as these laws are implemented and the CMS and other agencies issue applicable regulations or guidance as required by the Healthcare Reform Law. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

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

In some foreign countries, particularly in the EU, prescription drug pricing is subject to governmental control. Drug pricing may be made against a reference price set by the healthcare providers as a measure for healthcare cost containment. Pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. If coverage and reimbursement of our products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels for the purpose of adoption of these products in the national health services in these jurisdictions, our profitability will likely be negatively affected.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties, including exclusion from participation in government health care programs.
As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payers for our products, certain federal and state healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to our business. We are subject to healthcare fraud and abuse laws by both the federal government and the states in which we conduct our business.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The Healthcare Reform Law imposed new requirements on manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection on August 1, 2013 and to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter.

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
As of December 31, 2015, there were approximately 68 million shares of our common stock outstanding. Security holders held outstanding options, restricted stock units, warrants, preferred stock and convertible notes which, if vested, exercised or converted, would obligate us to issue up to approximately 26 million additional shares of common stock. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we have reserved an aggregate of 13 million shares of our common stock for future issuance under our equity compensation plans. We may also sell additional shares of common stock or securities convertible or exercisable into common stock in public or private offerings, which would be available for resale in the market. Certain issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our existing stockholders. These issuances or other dilutive issuances would also cause our net income, if any, per share to decrease in future periods. The market price of our common stock could fall as a result of sales of any of these shares of common stock due to the increased number of shares available for sale in the market.
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
Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 2, 2015 through February 29, 2016, the closing price of our common stock ranged between $4.28 and $7.66, and the daily trading volume was as high as 8.2 million shares and as low as 0.2 million shares.
Following periods of volatility in the market price of a company’s securities, a securities class action litigation may be instituted against that company. Regardless of their merit, these types of lawsuits generally result in substantial legal fees and management’s attention and resources being diverted from the operations of a business.
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
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness related to ineffective design and operation of controls over our process of estimating the required period-end accruals for operating expenses, which resulted in net overstated operating expenses and accrued liabilities in multiple reporting periods in, and prior to, 2013. We have remediated this material weakness as of December 31, 2014.

Material weaknesses have adversely affected us in the past and could affect us in the future, and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain new and more precise monitoring controls and improved detection and communication of financial misstatements across all levels of the organization could result in (i) additional material weaknesses, (ii) material misstatements in our financial statements, requiring restatements of our previously-filed financial statements, and (iii) cause us to fail to meet our timely reporting obligations. These outcomes could cause us to lose public confidence, and could cause the trading price of our common stock to decline. For further information regarding our controls and procedures, see Item 9A, Controls and Procedures to this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2019. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019. In addition, we lease administrative space in Westlake Village, California; Westminster, Colorado; and Mumbai, India. We believe that these leased facilities are adequate to meet our current and planned business needs.

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

We are presently responding to ANDAs filed by companies seeking to market generic forms of FOLOTYN and FUSILEV. We are also responding to certain stockholder suits that purportedly stem from our March 12, 2013 press release, in which we announced anticipated changes in customer ordering patterns of FUSILEV. These stockholder complaints allege among other things that, as a result of this press release, our stock price declined.

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

A trial took place in the Sandoz case from January 12, 2015 through January 20, 2015 in the U.S. District Court for the District of Nevada and on February 20, 2015 the district court found certain of the asserted claims of the patent covering FUSILEV invalid. On February 27, 2015, we filed our Notice of Appeal. On August 4, 2015, the Delaware district court ordered that judgment be entered for Innopharma and Mylan due to the Nevada district court judgment in the Sandoz action. On October 2, 2015, the U.S. Court of Appeals for the Federal Circuit affirmed the previously reported judgment from the U.S. District Court for the District of Nevada in favor of Sandoz.

On April 27, 2015, we filed suit in the U.S. District Court for the District of Columbia against the FDA seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz’s ANDA. The Company contends that Sandoz’s ANDA should not have been approved until the expiry of our Orphan Drug Exclusivity on April 29, 2018. On April 29, 2015, the court denied the temporary restraining order and on May 27, 2015, the court entered summary judgment in favor of the FDA et al. On June 5, 2015, we filed our Notice of Appeal. Oral argument was held October 22, 2015. The ultimate outcome of this proceeding is uncertain.
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

Stockholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation
Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the our March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, our stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of our stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint. On March 26, 2015, the court denied the motion to dismiss. On June 15, 2015, the Court ordered a stay of the proceedings pending the outcome of mediation between the parties. On October 27, 2015, we reached a $7 million settlement in principle with the lead plaintiff (which involved our insurance carrier, as the reimbursing party in full), subject to preliminary and final court approval. We have included this settlement amount, along with $0.1 million of reimbursable legal expenses for this matter, on our accompanying Consolidated Balance Sheets as of December 31, 2015 within "other receivables" and "accounts payable and other accrued liabilities." On January 26, 2016, the Court preliminarily approved the settlement.  The Court has scheduled a hearing on final approval of the settlement for June 13, 2016.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary based on conduct relating to the events alleged in the consolidated Perry action. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed pending resolution of the federal securities class action. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier. However, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.
Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). These consolidated State Derivative Actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. and are substantially similar to the consolidated federal derivative actions. These actions are stayed pending resolution of the federal securities class action. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, it would be reimbursable by our insurance carrier. However, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.
Ira Gains v. Spectrum Pharmaceuticals, Inc. and Rajesh C. Shrotriya was filed in the United States District Court, District of Nevada on November 3, 2015. This putative class action was brought against defendants Spectrum Pharmaceuticals, Inc., and Dr. Rajesh C. Shrotriya.  The alleged class period was May 7, 2015 to October 23, 2015.  The complaint alleged a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(a) of the Securities Exchange Act of 1934, against Dr. Rajesh C. Shrotriya.  The claims purportedly stemmed from our October 23, 2015 press release in which we announced that the FDA issued a Complete Response Letter indicating that the FDA would not approve our NDA for EVOMELA in its present form.  The complaint alleged that, as a result of the October 23, 2015 press release, our stock price declined.  The complaint further alleged that during the putative class period defendants made misleadingly optimistic statements about the progress of the NDA for EVOMELA with the FDA, our expectations regarding FDA approval of the NDA, and EVOMELA’s potential as a future driver of our revenue, which inflated the trading price of our stock.  The complaint sought relief in the form of monetary damages, costs and fees, and any other relief that the Court deemed appropriate. On December 11, 2015, plaintiff voluntarily dismissed the action without prejudice.
SEC Subpoena
On April 1, 2013, we received a subpoena from the SEC for documents pursuant to a formal order of investigation. The subpoena followed our March 12, 2013 announcement that we anticipated a change in customer ordering patterns of FUSILEV. We have cooperated with the SEC throughout its investigation, and on November 30, 2015, we received a notice that the SEC does not intend to recommend an enforcement action against our company.
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
On October 14, 2015, the U.S. District Court for the District of Columbia issued a decision in the case of Pharmaceutical Research and Manufacturers of America v. United States Department of Health and Human Services, et al., invalidating HRSA’s July 21, 2014 “interpretive rule” relating to orphan drug pricing under the 340B drug pricing program.  Because HRSA’s October 10, 2014 notice to us reflected the same interpretation of relevant orphan drug pricing statutes as the interpretation overturned by the District Court in the Pharmaceutical Research and Manufacturers of America decision, we believe the decision supports the propriety of our pricing to Covered Entities. Since we only make provisions for liabilities when it is both probable that a liability has been incurred, and the amount can be reasonably estimated, we have not recorded a liability for this pending matter as of December 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Market under the symbol “SPPI.” The high and low closing sale prices of our common stock reported by NASDAQ during each quarter ended in 2015 and 2014 were as follows:

	High	Low
Year Ended December 31, 2015:
First Quarter	$7.66	$5.95
Second Quarter	7.37	5.65
Third Quarter	7.60	5.92
Fourth Quarter	6.93	5.07
Year Ended December 31, 2014:
First Quarter	$10.24	$7.72
Second Quarter	8.68	6.65
Third Quarter	8.90	6.89
Fourth Quarter	8.24	6.75

On February 29, 2016, the closing price of our common stock on the NASDAQ Global Select Market was $4.52 per share, and there were 418 holders of record of our common stock.

During the year ended December 31, 2015, we repurchased an aggregate of 103,754 shares of common stock surrendered by our employees and members of our board of directors to satisfy their tax withholding obligations of restricted stock awards (at prices ranging from $5.15 to $7.41 per share). Such shares have been canceled by the transfer agent and returned to our authorized pool of common stock for issuance.
Stock Performance Graph (1)
The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2010, the last trading day before our 2010 fiscal year, through the end of fiscal 2015 with the cumulative total return on $100 invested for the same period in the Russell 2000 index and our Peer Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Spectrum Pharmaceuticals, Inc., the Russell 2000 Index, Old Peer Group, and New Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Spectrum Pharmaceuticals, Inc.
Russell 2000
Old Peer Group
New Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 Russell Investment Group. All rights reserved.

The New Peer Group (which we believe more closely reflects our operations and business characteristics than the Old Peer Group) consists of the following publicly-traded companies:

•	Acorda Therapeutics, Inc.

•	Aegerion Pharmaceuticals, Inc.

•	Auxilium Pharmaceuticals, Inc.

•	Dendreon Corp.

•	DepoMed Inc.

•	Emergent BioSolutions, Inc.

•	Genomic Health Inc.

•	Hyperion Therapeutics, Inc.

•	INSYS Therapeutics, Inc.

•	Sagent Pharmaceuticals, Inc.

•	SciClone Pharmaceuticals, Inc.

•	Sucampo Pharmaceuticals, Inc.

•	Supernus Pharmaceuticals, Inc.

•	The Medicines Company

•	VIVUS Inc.

The Old Peer Group consisted of the following publicly-traded companies:

•	Acorda Therapeutics, Inc.

•	Alkermes plc

•	Amarin Corporation plc

•	Auxilium Pharmaceuticals, Inc.

•	BioMarin Pharmaceutical Inc.

•	Dendreon Corporation

•	Halozyme Therapeutics, Inc.

•	Incyte Corporation

•	Isis Pharmaceuticals, Inc.

•	Jazz Pharmaceuticals plc

•	The Medicines Company

•	Momenta Pharmaceuticals, Inc.

•	NPS Pharmaceuticals, Inc.

•	Salix Pharmaceuticals, Ltd

•	SciClone Pharmaceuticals, Inc.

•	Theravance Biopharma, Inc.

•	Vertex Pharmaceuticals Incorporated

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Spectrum Pharmaceuticals, Inc.	$100	$213	$165	$131	$102	$89
Russell 2000	$100	$96	$111	$155	$162	$155
Old Peer Group	$100	$108	$130	$244	$337	$390
New Peer Group	$100	$100	$114	$159	$148	$168

(1)
The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividend Policy
We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future. However, the payment of dividends, if any, will be at the discretion of the Board of Directors and subject to compliance at such time with any applicable restrictions contained in our various agreements.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2015, 2014, and 2013 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements and Notes thereto in Item 8. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Year ended December 31,
Selected Statement of Operations Data:	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Total revenues	$162,556	$186,830	$155,854	$267,707	$192,963
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	27,689	27,037	28,580	46,633	33,838
Selling, general and administrative	86,514	97,412	99,315	89,922	72,197
Research and development	50,766	69,662	46,670	41,560	26,662
Amortization and impairment of intangible assets	38,319	24,288	20,074	8,818	3,720
(Loss) Income from operations	(40,732)	(31,569)	(38,785)	80,774	56,546
Change in fair value of common stock warrant liability	—	—	—	—	(3,488)
Change in fair value of contingent consideration related to acquisition	676	987	2,871	—	—
Other (expense) income, net	(10,323)	(12,951)	(722)	(844)	577
(Loss) income before provision for income taxes	(50,379)	(43,533)	(36,636)	79,930	53,635
(Provision) benefit for income taxes	(406)	(2,186)	(25,498)	14,271	(3,704)
Net (loss) income	$(50,785)	$(45,719)	$(62,134)	$94,201	$49,931
Net (loss) income per share—basic	$(0.78)	$(0.71)	$(1.02)	$1.61	$0.94
Net (loss) income per share—diluted	$(0.78)	$(0.71)	$(1.02)	$1.46	$0.86

	As of December 31,
Selected Balance Sheet Data:	2015	2014	2013	2012	2011
	(In thousands)
Working capital (current assets minus current liabilities)	$114,981	$113,030	$145,206	$141,630	$151,443
Total assets	$421,220	$490,033	$499,155	$504,955	$280,780
Long term obligations, less current portion	$132,020	$126,040	$127,565	$93,031	$14,336
Total stockholders’ equity	$212,857	$254,554	$281,606	$288,681	$192,086

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
OVERVIEW
Our Business
Our primary strategy is comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In addition to an efficient in-house clinical development organization with regulatory and data management capabilities, we have established a commercial infrastructure for our marketed products. Currently, we have six oncology/hematology products approved that target different types of NHL, ALL, and MM.
We also have two drugs in late stage development:
•SPI-2012, is being developed for chemotherapy-induced neutropenia in patients with breast cancer.

•
EOQUIN® (previously referred to as APAZIQUONE for intravesical instillation), is being developed for immediate intravesical instillation post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer.

Our passion to identify, develop and deliver important options for patients suffering from cancer is behind every action we take. We are committed to excellence and strive to make a difference in the lives of patients every day.
See Item 1, “Business,” for our discussion of:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the year ended December 31, 2015 and through the filing date of this Annual Report on Form 10-K, we accomplished various critical business objectives, which included:

•
POZIOTINIB: In November 2015, we submitted an Investigational New Drug ("IND") application with the FDA. In March 2016 we initiated our Phase 2 Breast Cancer Trial. The Phase 2 study is an open-label study that will enroll approximately 70 patients with HER-2 positive metastatic breast cancer, who have failed at least two HER-2 directed therapies. The dose and schedule of oral POZIOTINIB will be based on clinical experience from the studies in Korea, and in addition include the use of prophylactic therapies to help minimize known side-effects of HER-2 directed therapies.

In February 2015, we executed a global in-license agreement (excluding Korea and China) with Hanmi Pharmaceutical Co., Ltd for POZIOTINIB, a pan-HER inhibitor in Phase 2 clinical trials in return for our upfront payment and future regulatory and sales-dependent milestone payments. POZIOTINIB has shown single agent activity in the treatment of various cancer types, including breast, gastric, colorectal and lung cancers. In the Phase 1 study for this drug, 6 of 10 breast cancer patients demonstrated partial responses; we also believe the safety profile was consistent with similar drug classes, with four patients having a grade 3 diarrhea response.

•
EOQUIN (formerly referred to as APAZIQUONE): In August 2015, we reached agreement with the FDA on the SPA of the planned Phase 3 clinical trial of EOQUIN. This trial commenced with its first patient dosing in October 2015 and is designed to evaluate the intravesical use of this drug for the treatment of patients with non-muscle invasive bladder cancer (NMIBC) as one or two instillations, immediately following transurethral resection of bladder tumor (TURBT). Due to the high rate of recurrence for NMIBC, there is a significant unmet medical need and the overall cost of bladder cancer treatment in the U.S. is $3.4 billion annually, most of which is related to the direct treatment of this disease. Accordingly, this drug represents much-needed therapy for patients and provides a meaningful opportunity to reduce overall medical costs. In December 2015, we submitted our NDA for EOQUIN with the FDA, and in February 2016, the FDA communicated its acceptance of this NDA with a target decision date of December 11, 2016.

•
EVOMELA (formerly referred to as Captisol-Enabled MELPHALAN): On October 23, 2015, we received a Complete Response Letter ("CRL") from the FDA for our EVOMELA NDA. A CRL is a standard communication from the FDA that informs companies that an application cannot be approved in its present form. Nonclinical deficiencies were identified, however, the FDA did not identify any clinical deficiencies for this drug in the CRL, and we subsequently resubmitted our NDA. On March 10, 2016, the FDA communicated its NDA approval for EVOMELA as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with MM, and for the palliative treatment of patients with MM for whom oral therapy is not appropriate.. We plan to commercially launch EVOMELA as soon as possible.

•
SPI 2012: In March 2015 positive Phase 2 data for this drug was presented at our Analyst Day, demonstrating non-inferiority and superiority to pegfilgrastim. In December 2015, we reached agreement with the FDA regarding our Phase 3 SPA for SPI-2012 and initiated the Phase 3 clinical study. We have designated more than 100 sites (with additional sites to be named) where patients are presently being dosed with SPI-2012 as part of this study.

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

•	ZEVALIN Ex-U.S. out-licenses:

◦
In November 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received (i) $18 million (comprised of $15 million received in December 2015 and $3 million in January 2016), and (ii) unsecured notes aggregating $3.1 million.

◦
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We will receive $6 million in upfront payments, development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.

CHARACTERISTICS OF OUR REVENUE AND EXPENSES
The below summarizes the nature of our revenue and operating expense line items within our Consolidated Statements of Operations:
Revenue
The majority of our revenue is derived from sales of our drug products to large pharmaceutical wholesalers and distributors upon title transfer (which is typically at time of delivery), provided our other revenue recognition criteria have been met. To a lesser extent we also derive revenue from (i) license fees and royalties from out-licensing our drug products in named territories, and (ii) service revenue for our research and development activities conducted for the benefit of third parties.
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
Service Revenue: We receive fees under certain arrangements for research and development activities, sales and marketing activities, clinical trial management, and supply chain services. Payment may be triggered by the successful completion of a phase of development, results from a clinical trial, regulatory approval events, or completion of product or service delivery in our capacity as an agent or principal in such arrangement. We recognize revenue when the corresponding milestone is achieved, or the revenue is otherwise earned through our on-going activities.
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
Fair Value of Acquired Assets and Assumed Liabilities
The accounting for business combinations and asset acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed. Additionally, we must determine whether the acquisition meets the criteria for business combination accounting (rather than asset acquisition accounting), because in a business combination, the excess of the purchase price over the fair value of net assets acquired can only be recognized as “goodwill.”
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
Stock-Based Compensation
Stock-based compensation expense for equity awards granted to our employees and members of our board of directors is recognized on a straight-line basis over the award’s vesting period. Recognized compensation expense is net of an estimated forfeiture rate, which estimates those shares expected to be forfeited prior to vesting. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) which carry service conditions for vesting. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) which carry combined market conditions and service conditions for vesting. From time to time we issue stock warrants to non-employees. These awards are also valued using the Black-Scholes option pricing model, then are marked-to-market at each reporting period until fully vested.
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the pre-vesting forfeiture rate, expected term of the stock-based awards, stock price volatility, and risk-free interest rates. We estimate the expected term of options granted based on our employees’ historical exercise patterns, which we believe will be representative of their future behavior. We estimate the volatility of our common stock on the date of grant based on historical volatility of our common stock for a look-back period that corresponds with the expected term. We estimate the risk-free interest rate based upon the U.S. Treasury yields in effect at award grant, for a period equaling the stock option's expected term.
Litigation Accruals
From time-to-time, we are involved in various claims and legal proceedings of a nature considered normal and incidental to our business. These matters may include product liability, intellectual property, employment, and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as assessments change or as additional information becomes available.

RESULTS OF OPERATIONS
Operations Overview – 2015, 2014, and 2013

	Year Ended December 31,
	2015		2014		2013
	($ in thousands)
Total revenues	$162,556	100.0%	$186,830	100.0%	$155,854	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	27,689	17.0%	27,037	14.5%	28,580	18.3%
Selling, general and administrative	86,514	53.2%	97,412	52.1%	99,315	63.7%
Research and development	50,766	31.2%	69,662	37.4%	46,670	29.9%
Amortization and impairment of intangible assets	38,319	23.6%	24,288	13.0%	20,074	12.9%
Total operating costs and expenses	203,288	>100.0%	218,399	>100.0%	194,639	>100.0%
Loss from operations	(40,732)	(25.1)%	(31,569)	(16.9)%	(38,785)	(24.9)%
Interest expense, net	(9,074)	(5.6)%	(8,584)	(4.6)%	(2,192)	(1.4)%
Change in fair value of contingent consideration related to acquisitions	676	0.4%	987	0.1%	2,871	1.8%
Other (expense) income, net	(1,249)	(0.8)%	(4,367)	(2.3)%	1,470	0.1%
Loss before income tax	(50,379)	(31.0)%	(43,533)	(23.3)%	(36,636)	(23.5)%
Provision for income taxes	(406)	(0.2)%	(2,186)	(1.1)%	(25,498)	(16.4)%
Net loss	$(50,785)	(31.2)%	$(45,719)	(24.5)%	$(62,134)	(39.9)%

YEAR ENDED DECEMBER 31, 2015 VERSUS DECEMBER 31, 2014
Total Revenues

	Year Ended December 31,
	2015	2014	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$60.7	$105.6	$(44.9)	(42.5)%
FOLOTYN	40.6	47.6	(7.0)	(14.7)%
ZEVALIN	17.5	22.1	(4.6)	(20.8)%
MARQIBO	8.0	6.3	1.7	27.0%
BELEODAQ	10.1	4.9	5.2	>100.0%
	136.9	186.5	(49.6)	(26.6)%
License fees and service revenue	25.7	0.3	25.4	>100.0%
Total revenues	$162.6	$186.8	$(24.2)	(13.0)%
Product sales, net: To derive net product sales, gross product revenues in each period are reduced by management's latest estimated provisions for (i) product returns, (ii) government chargebacks, (iii) prompt pay discounts, (iv) commercial rebates, (v) Medicaid rebates, and (vi) distribution, data, and GPO administrative fees. Management considers various factors in the determination of these provisions, which are described in more detail within “Critical Accounting Policies and Estimates” above.
FUSILEV revenue decrease is primarily due to a significant decline in our unit sales to customers, as well as a decrease in our net average sales price per unit. This unit sales and price decline is due to the competitive launch in April 2015 of generic levo-leucovorin product (see Note 3(g)).
FOLOTYN revenue decrease is primarily due to moderate decline in units sold during the period, partially offset by a slight increase in our net average sales price per unit.
ZEVALIN revenue decrease is primarily due to moderate decline in units sold during the period in the U.S. and ex-U.S. territories, as well as a moderate decrease in our net average sales price per unit, specifically in ex-U.S. territories.

MARQIBO revenue increase is due to a moderate increase in units sold during the period, and a moderate increase in our net average sales price per unit.
BELEODAQ revenue increased as a result of units sold in the current period, in comparison to its commercial launch in the third quarter of 2014. The average net sales price per unit remained unchanged between the periods.
License fees and service revenue: In 2015, we recognized $25.7 million of license fees and service revenue which includes the following: (i) $9.7 million for the out-licenses of ZEVALIN, MARQIBO, and EVOMELA for the China territory (see Note 11), (ii) $15 million for our ZEVALIN out-license agreement with Mundipharma (see Note 12), and (iii) $0.8 million from our out-license royalties, all derived from FOLOTYN sales in Mundipharma’s (our co-development partner – see Note 16) territories.

Operating Expenses

	Year Ended December 31,
	2015	2014	$ Change	% Change
	($ in millions)
Operating expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	$27.7	$27.0	$0.7	2.6%
Selling, general and administrative	86.5	97.4	(10.9)	(11.2)%
Research and development	50.8	69.7	(18.9)	(27.1)%
Amortization and impairment of intangible assets	38.3	24.3	14.0	57.6%
Total operating costs and expenses	$203.3	$218.4	$(15.1)	(6.9)%
Cost of Product Sales. Cost of product sales increased, despite product revenue decline, primarily due to (i) $2.4 million for stability testing of ZEVALIN antibody for strategic supply stock in the current period, and (ii) recognition of $1.3 million of product cost associated with FUSILEV deferred revenue for shipments to our customers in the fourth quarter of 2015.
Selling, General and Administrative. Selling, general and administrative expenses decreased by $10.9 million, largely driven by our various 2015 operating expense reduction initiatives, as well as a $2.1 million reimbursement from our directors and officers insurance carrier, which was recognized as a reduction to current year expenses when these proceeds were received.
Research and Development. Research and development expenses decreased primarily due to the non-recurrence of our $17.8 million aggregate payment (in the form of cash and stock) in the first quarter of 2014, upon FDA milestone achievement associated with BELEODAQ. In addition, our clinical trial expenses in the current period have decreased, as we narrow our focus to certain drug development clinical studies. These reductions were partially offset by our upfront payment related to the POZIOTINIB in-license agreement (see Note 17 (b)(xii)) and technical transfer costs related to future ZEVALIN commercial production at a new contract manufacturer.
Amortization and Impairment of Intangible Assets. Amortization expense increased $14.0 million in the current year due to (i) $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (See Note 3(g)), (ii) $3.7 million of accelerated amortization expense that was recorded in conjunction with the sale of certain ex-U.S. ZEVALIN rights to Mundipharma (see Note 12), and (iii) recognition of a full year of BELEODAQ amortization expense, which began in the third quarter of 2014 with its initial commercialization.
Total Other Expense

	Year Ended December 31,
	2015	2014	$ Change	% Change
	($ in millions)
Total other expense	$(9.6)	$(12.0)	$2.4	20.0%

Total other expenses decreased by $2.4 million due to multiple offsetting components. These items included (i) a decrease of $5.9 million related to foreign exchange loss adjustments on the value of intercompany loans, which are now recorded in "accumulated other comprehensive loss" in the Consolidated Balance Sheets, beginning April 1, 2015 (see Note 2 (ix)), (ii) $2.2 million related to a gain on the sale of certain stock holdings in 2014 that did not recur, (iii) $0.3 million increase in contingent consideration expense related to the acquisition of our MARQIBO and EVOMELA rights (see Note 10), (iv) a $0.5 million increase in interest expense on our 2018 Convertible Notes, and (v) $0.7 million increase in executive deferred compensation expense due to changes in the fair value of plan assets.

Provision for Income Taxes

	Year Ended December 31,
	2015	2014	$ Change	% Change
	($ in millions)
Provision for income taxes	$(0.4)	$(2.2)	$1.8	81.8%
In 2015, we recognized an income tax provision of $0.4 million, representing our minimum tax obligations and the impact of applied research and development tax credits in 2015. In 2014 our income tax provision primarily represented an adjustment to our prior year estimate of the benefit from the carryback of our 2013 federal net operating loss against 2012 taxes and an increase in the valuation allowance on deferred tax assets at January 1, 2014.
YEAR ENDED DECEMBER 31, 2014 VERSUS DECEMBER 31, 2013
Revenue

	Year Ended December 31,
	2014	2013	$ Change	% Change
	($ in millions)
Product sales, net
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
FUSILEV revenue increase was primarily due to (i) an increase in our average net price per unit as a result of certain non-recurring GTN adjustments that we experienced in the prior year period, and (ii) an increase in unit sales to our wholesalers during the current period, to satisfy end-user demand.
FOLOTYN revenue increase was due to an increase in unit sales to satisfy end-user demand, as well as a $1.0 million purchase by a new wholesaler in the first half of 2014; this resulted from the modification of our FOLOTYN distribution model and a bulk purchase by this wholesaler to fulfill anticipated end-user demand.
ZEVALIN revenue decrease was attributable to decreased end-user demand in the U.S. market, partially offset by an increase in our average net sales price per unit in 2014 versus 2013.
MARQIBO revenue increase was a result of our acquisition of Talon in July 2013 (and the product’s launch in late September 2013), as discussed in Note 10(a). In addition, during the third quarter of 2014, we modified the timing of our revenue recognition model for this product from end-user receipt to wholesaler receipt, based on sufficient history of MARQIBO customer returns which provided a reasonable basis to estimate expected returns. This change had a one-time $0.4 million favorable impact in 2014 (i.e., representing units that had been shipped to our wholesalers in the second quarter of 2014 and earlier periods, but such revenue had been deferred through June 30, 2014).
BELEODAQ revenue was a result of its FDA approval and our subsequent commercial launch in the third quarter of 2014.
License fees and service revenue: In 2014, we recognized $0.3 million from our out-license royalties, all derived from FOLOTYN sales in Mundipharma’s (our co-development partner – see Note 16) territories. In 2013, we recognized $12.4 million from the amortization of deferred revenue that corresponded with our contracted research and development services. This revenue is associated with a $41.5 million upfront payment we received from Allergan in 2008, and an aggregate of $16.0 million in upfront payments we received from Nippon Kayaku and Handok in 2010.

Operating Expenses
Our operating expenses are summarized in the following table:

	Year Ended December 31,
	2014	2013	$ Change	% Change
	($ in millions)
Operating expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	$27.0	$28.6	$(1.6)	(5.6)%
Selling, general and administrative	97.4	99.3	(1.9)	(1.9)%
Research and development	69.7	46.6	23.1	49.6%
Amortization and impairment of purchased intangible assets	24.3	20.1	4.2	20.9%
Total operating costs and expenses	$218.4	$194.6	$23.8	12.2%
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
Total Other Income (Expense)

	Year Ended December 31,
	2014	2013	$ Change	% Change
	($ in millions)
Total other income (expense)	$(12.0)	$2.1	$(14.1)	>100.0%

Total other income (expenses) increased by $14.1 million primarily due to (i) a $6.4 million increase in interest expense attributable to our convertible senior notes issued in December 2013; (ii) a $8.0 million increase in unrealized loss from intercompany borrowings denominated in currencies other than the U.S. dollar; and (iii) a $1.9 million net increase in “acquisition-related contingent obligations” liability to the former stockholders of Talon and Ligand in the 2014 period, which resulted in an equal charge recognized within “change in fair value of contingent consideration related to acquisitions”. These amounts were partially offset by a $2.2 million gain on our sale of certain stock holdings during 2014.
Provision for Income Taxes

	Year Ended December 31,
	2014	2013	$ Change	% Change
	($ in millions)
Provision for income taxes	$(2.2)	$(25.5)	$23.3	91.4%
In 2014, we recognized an income tax provision of $2.2 million. This provision for income taxes primarily represents an adjustment to our prior year estimate of the benefit from the carryback of our 2013 federal net operating loss against 2012 taxes and an increase in the valuation allowance on deferred tax assets at January 1, 2014. In 2013, we recognized an income tax provision of $25.5 million. This provision was due to the recording of a full valuation allowance against our deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2015	2014
	(in thousands, except financial metrics data)
Cash and cash equivalents	$139,741	$129,942
Marketable securities	$245	$3,306
Accounts receivable, net	$30,384	$70,758
Total current assets	$191,324	$222,469
Total current liabilities	$76,343	$109,439
Working capital surplus (a)	$114,981	$113,030
Days sales outstanding (“DSO”) (b)	56	126
Current ratio (c)	2.5	2.0

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Net accounts receivable at period end divided by revenue, net for the fourth quarter multiplied by 92 days.

(c)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Provided By (Used In) Operating Activities
Cash provided by operating activities was $6.7 million in 2015, as compared to $3.6 million of cash used in the prior year period.
For the years ended December 31, 2015 and 2014, our cash collections from customers totaled $237.2 million and $242.5 million, respectively, representing 146% and 129% of reported net revenue for the same years.
For the years ended December 31, 2015 and 2014, cash payments to our employees and vendors for products, services, and rebates totaled $252.8 million and $279.5 million, respectively.
Net Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities of $2.8 million is primarily due to $3.1 million from the redemption of mutual funds, partially offset by $0.2 million of purchases related to property, plant and equipment. This compares to cash used in investing activities of $21.8 million in the prior year, primarily related to the $25 million milestone payment due upon the FDA approval of BELEODAQ, partially offset by $4.1 million of proceeds from our sale of certain security holdings.

Net Cash Provided By Financing Activities
Net cash provided by financing activities of $1.5 million in 2015, as compared to $0.8 million in the prior year period. The cash provided by financing activities relates to (i) $1.5 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and (ii) $0.6 million of proceeds from employee stock purchases under our employee stock purchase plan. These amounts were partially offset by our $0.6 million purchase and retirement of restricted stock at our employees’ election, in order to fund their corresponding minimum employee tax obligations at the time of vesting.

Convertible Senior Notes Due 2018
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. As of December 31, 2015, we may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.
The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2014. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.
The sale of the 2018 Convertible Notes closed on December 23, 2013 and our net proceeds were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Note Hedge”). We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Consolidated Balance Sheets. Under GAAP, the Note Hedge transaction is not expected to be marked-to-market through earnings or comprehensive income in future reporting periods.
Retired Credit Facility
On September 5, 2012, we entered into a credit agreement with Bank of America, N.A., as the administrative agent and an initial lender and Wells Fargo Bank, National Association, as an initial lender (the “Credit Agreement”). The Credit Agreement provided us with a committed $50 million revolving line of credit facility (the “Credit Facility”). The Credit Facility was to expire on September 5, 2014, but was repaid in full and canceled by us on December 20, 2013.
The Credit Facility bore interest, at our election, at a rate equal to the London Interbank Offer Rate (LIBOR), plus an applicable margin (2.75% to 4.25%, dependent on a defined liquidity ratio).
We recognized $1.2 million in 2013, within “interest expense” for this retired credit facility on the accompanying Consolidated Statement of Operations.
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
We believe that our $140 million in aggregate cash and equivalents, and marketable securities as of December 31, 2015 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Contractual Obligations
The following table summarizes our contractual financial commitments as of December 31, 2015:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations (1)	$4,124	$1,283	$2,381	$460	$—
Purchase obligations (2)	39,421	32,916	6,345	118	42
Contingent milestone obligations (3)	1,193,413	6,000	13,200	15,529	1,158,684
Drug development liability (4)	14,685	259	735	—	13,691
Debt obligations (5)	129,753	3,300	126,453	—	—
Total	$1,381,396	$43,758	$149,114	$16,107	$1,172,417

(1)
The operating lease obligations are primarily related to the facility lease for our corporate headquarters in Henderson, Nevada, expiring April 30, 2019; and our research and development and administrative facility in Irvine, California, expiring May 31, 2019.

(2)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2015.

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

(4)
Research and development services under the Mundipharma Collaboration Agreement (see Note 16 to the accompanying Consolidated Financial Statements) over the period required to complete the jointly agreed-upon clinical development activities.

(5)
Debt obligations represent amount due under our 2018 Convertible Notes issued in December 2013, inclusive of interest payments over its full term (see Note 15 to the accompanying Consolidated Financial Statements).

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements and/or notes thereto.
As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on

December 31, 2015, any decline in the fair value of our investments would not be material in the context of our accompanying Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
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
Rajesh C. Shrotriya, M.D.
Chairman of the Board, Chief Executive Officer
Date: March 14, 2016
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ RAJESH C. SHROTRIYA, M.D.	Chairman of the Board and Chief Executive Officer	March 14, 2016
Rajesh C. Shrotriya, M.D.

/s/ KURT A. GUSTAFSON	Executive Vice President and Chief Financial Officer	March 14, 2016
Kurt A. Gustafson

/s/ DOLOTRAI M. VYAS, PH.D.	Director	March 14, 2016
Dolatrai M. Vyas, Ph.D.

/s/ LUIGI LENAZ, M.D.	Director	March 14, 2016
Luigi Lenaz, M.D.

/s/ STUART M. KRASSNER, SC.D., PSY.D	Director	March 14, 2016
Stuart M. Krassner, Sc.D., Psy.D.

/s/ ANTHONY E. MAIDA, III, M.A., M.B.A., PH.D.	Director	March 14, 2016
Anthony E. Maida, III, M.A., M.B.A., Ph.D.

/s/ RAYMOND W. COHEN	Director	March 14, 2016
Raymond W. Cohen

/s/ GILLES GAGNON	Director	March 14, 2016
Gilles Gagnon, M.Sc., M.B.A

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SPECTRUM PHARMACEUTICALS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Spectrum Pharmaceuticals, Inc.
Henderson, Nevada
We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spectrum Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Spectrum Pharmaceuticals, Inc. for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Irvine, California
March 12, 2014

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$139,741	$129,942
Marketable securities	245	3,306
Accounts receivable, net of allowance for doubtful accounts of $120 and $120, respectively	30,384	70,758
Other receivables	12,572	5,489
Inventories	4,176	9,200
Prepaid expenses and other assets	4,206	3,774
Total current assets	191,324	222,469
Property and equipment, net of accumulated depreciation	918	1,405
Intangible assets, net of accumulated amortization	190,335	230,100
Goodwill	17,960	18,195
Other assets	20,683	17,864
Total assets	$421,220	$490,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$56,539	$84,994
Accrued payroll and benefits	8,188	8,444
Deferred revenue	6,130	9,959
Drug development liability	259	1,141
Acquisition-related contingent obligations	5,227	4,901
Total current liabilities	76,343	109,439
Drug development liability, less current portion	14,427	14,644
Deferred revenue, less current portion	383	—
Acquisition-related contingent obligations	1,439	2,441
Deferred tax liability	6,779	6,569
Other long-term liabilities	7,444	6,088
Convertible senior notes	101,548	96,298
Total liabilities	208,363	235,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series B Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares authorized: no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at December 31, 2015 and 2014, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 68,228,935 and 65,969,699 issued and outstanding at December 31, 2015 and 2014, respectively	68	66
Additional paid-in capital	552,108	538,553
Accumulated other comprehensive loss	(5,319)	(850)
Accumulated deficit	(334,123)	(283,338)
Total stockholders’ equity	212,857	254,554
Total liabilities and stockholders’ equity	$421,220	$490,033
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product sales, net	$136,851	$186,537	$143,475
License fees and service revenue	25,705	293	12,379
Total revenues	162,556	186,830	155,854
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	27,689	27,037	28,580
Selling, general and administrative	86,514	97,412	99,315
Research and development	50,766	69,662	46,670
Amortization and impairment of intangible assets	38,319	24,288	20,074
Total operating costs and expenses	203,288	218,399	194,639
Loss from operations	(40,732)	(31,569)	(38,785)
Other (expense) income:
Interest expense, net	(9,074)	(8,584)	(2,192)
Change in fair value of contingent consideration related to acquisitions	676	987	2,871
Other (expense) income, net	(1,249)	(4,367)	1,470
Total other (expense) income	(9,647)	(11,964)	2,149
Loss before income taxes	(50,379)	(43,533)	(36,636)
Provision for income taxes	(406)	(2,186)	(25,498)
Net loss	$(50,785)	$(45,719)	$(62,134)
Net loss per share:
Basic	$(0.78)	$(0.71)	$(1.02)
Diluted	$(0.78)	$(0.71)	$(1.02)
Weighted average shares outstanding:
Basic	64,882,417	64,708,163	60,729,128
Diluted	64,882,417	64,708,163	60,729,128
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(50,785)	$(45,719)	$(62,134)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(1,429)	(1,122)	690
Adjustment for realized gain on available-for-sale securities, and included in net income	—	(2,217)	—
Foreign currency translation adjustments	(3,040)	1,595	(69)
Other comprehensive (loss) income, net	(4,469)	(1,744)	621
Total comprehensive loss	$(55,254)	$(47,463)	$(61,513)
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2012	20	$123	60,026,675	$60	$463,710	$273	$(175,485)	—	$—	$288,681
Net income	—	—	—	—	—	—	(62,134)	—	—	(62,134)
Other comprehensive income, net	—	—	—	—	—	621	—	—	—	621
Issuance of common stock to 401(k) plan	—	—	99,359	—	860	—	—	—	—	860
Issuance of common stock for ESPP	—	—	74,925	—	495	—	—	—	—	495
Issuance of common stock upon exercise of stock options	—	—	825,884	1	3,576	—	—	—	—	3,577
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	471,875	—	11,193	—	—	—	—	11,193
Repurchase of shares to satisfy employee tax withholding	—	—	(159,545)	—	(1,509)	—	—	—	—	(1,509)
Purchase of treasury stock	—	—	—	—	—	—	—	235,000	(1,651)	(1,651)
Retirement of treasury stock	—	—	(235,000)	—	(1,651)	—	—	(235,000)	1,651	—
Issuance of common stock for Talon acquisition	—	—	3,000,000	3	26,307	—	—	—	—	26,310
Issuance of 2018 Convertible Notes	—	—	—	—	14,443	—	—	—	—	14,443
Balance as of December 31, 2013	20	$123	64,104,173	$64	$518,144	$894	$(237,619)	—	$—	$281,606
Net loss	—	—	—	—	—	—	(45,719)	—	—	(45,719)
Other comprehensive loss, net	—	—	—	—	—	(1,744)	—	—	—	(1,744)
Issuance of common stock to 401(k) plan	—	—	133,734	—	1,028	—	—	—	—	1,028
Issuance of common stock for ESPP	—	—	99,551	—	639	—	—	—	—	639
Issuance of common stock upon exercise of stock options	—	—	485,260	1	1,905	—	—	—	—	1,906
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	396,083	—	10,781	—	—	—	—	10,781
Repurchase of shares to satisfy employee tax withholding	—	—	(249,102)		(1,733)	—	—	—	—	(1,733)
Issuance of common stock to TopoTarget for milestone achievement	—	—	1,000,000	1	7,789	—	—	—	—	7,790
Balance as of December 31, 2014	20	$123	65,969,699	$66	$538,553	$(850)	$(283,338)	—	$—	$254,554
Net loss	—	—	—	—	—	—	(50,785)	—	—	(50,785)
Other comprehensive loss, net	—	—	—	—	—	(4,469)	—	—	—	(4,469)
Issuance of common stock to 401(k) plan	—	—	179,865	—	1,124	—	—	—	—	1,124
Issuance of common stock for ESPP	—	—	114,578	—	627	—	—	—	—	627
Issuance of common stock upon exercise of stock options	—	—	456,082	—	1,482	—	—	—	—	1,482
Warrant modification	—	—	—	—	568	—	—	—	—	568
Share-based compensation expense and common stock issued (net of forfeitures)	—	—	1,613,553	2	10,392	—	—	—	—	10,394
Repurchase of shares to satisfy employee tax withholding	—	—	(104,842)		(638)	—	—	—	—	(638)
Balance as of December 31, 2015	20	$123	68,228,935	$68	$552,108	$(5,319)	$(334,123)	—	$—	$212,857

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net loss	$(50,785)	$(45,719)	$(62,134)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred revenue	—	—	(12,400)
Depreciation and amortization	31,869	25,352	22,096
Stock-based compensation	12,084	11,809	12,423
Change in fair value of common stock warrants issued to non-employees	—	—	356
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 15)	5,250	4,818	43
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 15)	662	599	101
Bad debt (recovery) expense	—	(85)	127
Non-cash foreign currency exchange loss (income)	(157)	6,033	1,222
Impairment of intangible assets (Note 3(g))	7,160	—	1,023
Change in fair value of contingent consideration related to Talon and EVOMELA acquisitions (Note 9)	(676)	(987)	(2,871)
Change in fair value of Allos deferred development costs and deferred payment contingency (Note 16)	—	—	(2,869)
Research and development expense recognized for BELEODAQ in-license milestone achievement (Note 17(b)(x))	—	7,790	—
Changes in operating assets and liabilities:
Accounts receivable, net	40,245	(21,671)	42,559
Other receivables	(7,017)	2,070	—
Inventories	1,863	4,253	1,570
Prepaid expenses and current portion of other assets	(446)	(718)	(359)
Deferred tax assets	—	1,724	33,252
Other assets	(1,731)	(13,161)	(8,989)
Accounts payable and other accrued obligations	(28,298)	5,304	(23,897)
Accrued payroll and benefits	(233)	1,594	425
Drug development liability	(1,100)	(1,957)	(5,917)
Deferred revenue	(3,511)	9,803	—
Deferred tax liability	210	(602)	—
Other long-term liabilities	1,355	124	2,153
Net cash provided by (used in) operating activities	6,744	(3,627)	(2,086)
Cash Flows From Investing Activities:
Purchases of property and equipment	(223)	(934)	(161)
Proceeds from sale of available-for-sale securities	3,061	4,093	—
Capitalized milestone payment upon FDA approval of BELEODAQ	—	(25,000)	—
Acquisition of EVOMELA (Note 10)	—	—	(3,000)
Acquisition of Talon, net of cash acquired (Note 10)	—	—	(11,169)
Net cash provided by (used in) investing activities	2,838	(21,841)	(14,330)
Cash Flows From Financing Activities:
Proceeds from Mundipharma related to FOLOTYN collaboration (Note 16)	—	—	7,000
Proceeds from exercise of stock options	1,482	1,906	3,576
Proceeds from sale of stock under employee stock purchase plan	627	639	495
Purchase of treasury stock	—	—	(1,651)
Purchase and retirement of restricted stock to satisfy employee tax liability at vesting	(638)	(1,733)	(1,509)
Proceeds from revolving line of credit (Note 14)	—	—	100,000
Repayment of revolving line of credit (Note 14)	—	—	(175,000)
Proceeds from 2018 Convertible Notes (Note 15)	—	—	120,000
Deferred financing costs (Note 15)	—	—	(4,573)
Proceeds from sale of common stock warrants for 2018 Convertible Notes issuance (Note 15)	—	—	12,612
Purchase of common stock call options related to 2018 Convertible Notes issuance (Note 15)	—	—	(25,692)
Net cash provided by financing activities	1,471	812	35,258
Effect of exchange rates on cash and equivalents	(1,254)	(1,708)	(2,235)
Net (decrease) increase in cash and equivalents	9,799	(26,364)	16,608
Cash and equivalents — beginning of year	129,942	156,306	139,698
Cash and equivalents — end of year	$139,741	$129,942	$156,306
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$335	$329	$—
Cash paid for interest	$3,300	$3,227	$1,200
Retirement of treasury shares	$—	$—	$1,652
Common stock issued for Talon acquisition	$—	$—	$26,310

See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In addition to an in-house clinical development organization with regulatory and data management capabilities, we have established a commercial infrastructure for our marketed products. Currently, we have six approved oncology/hematology products that target different types of non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer, acute lymphoblastic leukemia ("ALL"), and multiple myeloma ("MM").
We also have two drugs in late stage development:
•SPI-2012, is being developed for chemotherapy-induced neutropenia in patients with breast cancer.

•
EOQUIN® (previously referred to as APAZIQUONE for intravesical instillation), is being developed for immediate intravesical instillation post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer.

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
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the years ended December 31, 2015, 2014, and 2013, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the Ex-U.S. territory) are held in the U.S.
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
The estimates and assumptions that most significantly impact the presented amounts within these Consolidated Financial Statements are further described below:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(i) Revenue Recognition
(a) Product Sales: We sell our products to wholesalers/distributors (i.e., our customers), except for our U.S. sales of ZEVALIN in which case the end-user (i.e., clinic or hospital) is our customer. Our wholesalers distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from product sales is recognized when title and risk of loss have transferred to our customer, and the following additional criteria are met:

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
Our gross revenue is reduced by our gross-to-net (“GTN”) estimates each period, resulting in our reported “product sales, net” in the accompanying Consolidated Statements of Operations. We defer revenue recognition in full if these estimates are not reasonably determinable at the time of sale. These estimates are based upon information received from external sources (such as written and oral information obtained from our customers with respect to their period-end inventory levels and their sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of estimates, the actual amount we incur may be materially different than our GTN estimates, and require prospective revenue adjustments in periods after the initial sale was recorded.
Our GTN estimates are comprised of the following categories:
Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased products beginning at its expiration date and within six months thereafter. Returned product is generally not resold. Returns for expiry of ZEVALIN and FOLOTYN are not contractually, or customarily, allowed. We estimate expected returns based on historical return rates.
Government Chargebacks: Our products are subject to pricing limits under certain federal government programs (e.g., Medicare and 340B Drug Pricing Program). Qualifying entities (i.e., end-users) purchase products from our customers at their qualifying discounted price. The chargeback amount we incur represents the difference between our contractual sales price to our customer, and the end-user’s applicable discounted purchase price under the government program. There may be significant lag time between our reported net product sales and our receipt of the corresponding government chargeback claims from our customers.
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

Notes to Consolidated Financial Statements
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
(c) Service Revenue: We receive fees from third-parties under certain arrangements for our research and development activities, sales and marketing activities, clinical trial management, and supply chain services. Payment may be triggered by the successful completion of a phase of development, results from a clinical trial, regulatory approval events, or completion of product or service delivery in our capacity as an agent or principal in such arrangement. We recognize revenue when the corresponding milestone is achieved, or the revenue is otherwise earned and due to us through our on-going activities.
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
We intend to apply the cumulative effect transition method of ASU 2014-09, and we continue to evaluate the impact of this new standard to our current revenue recognition models for product sales, license fees, and service revenue, as described above.
(ii) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date.
(iii) Marketable Securities
Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit. Since we classify these securities as “available-for-sale” under applicable GAAP, any unrealized gains or losses from their change in value is reflected in “unrealized (loss) gain on securities” on the accompanying Consolidated Statements of Comprehensive Loss. Realized gains and losses on available-for-sale securities are included in “other (expense) income, net” on the accompanying Consolidated Statements of Operations.
(iv) Accounts Receivable
Our accounts receivables are derived from our product sales, license fees, and service revenue, and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
(v) Inventories
We value inventory at the lower of (i) the actual cost of its purchase or manufacture, or (ii) its current market value. Inventory cost is determined on the first-in, first-out method (FIFO). We regularly review our inventory quantities in process of manufacture and on hand. When appropriate, we record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast by product and corresponding expiry dates.
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

Notes to Consolidated Financial Statements
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
(viii) Stock-Based Compensation
Stock-based compensation expense for equity awards granted to our employees and members of our board of directors is recognized on a straight-line basis over each award's vesting period. Recognized compensation expense is net of an estimated forfeiture rate, representing the percentage of awards that are expected to be forfeited (by termination of employment or service) prior to vesting. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) which carry service conditions for vesting. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) which carry combined market conditions and service conditions for vesting.
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
We record foreign currency transactions, when initially denominated in a currency other than the respective functional currency of our subsidiary, at the prevailing exchange rate on the date of the transaction. Resulting unrealized foreign exchange gains and losses from transactions with third parties are included in “accumulated other comprehensive loss” in the Consolidated Balance Sheets.
Beginning April 1, 2015, all unrealized foreign exchange gains and losses associated with our intercompany loans were included in "accumulated other comprehensive loss" in the Consolidated Balance Sheets, as these loans with our foreign subsidiaries are no longer expected to be settled in the "foreseeable future." For the period January 1, 2015 through March 31, 2015, unrealized foreign exchange gains and losses associated with our intercompany loans were included in "accumulated

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

other comprehensive loss" in the Consolidated Balance Sheets and in "other expense (income), net" in the Consolidated Statements of Operations. In periods prior to January 1, 2015, all unrealized foreign exchange gains and losses associated with intercompany loans were included in “other expense (income), net” in the Consolidated Statements of Operations.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “Provision for income taxes” within the Consolidated Statements of Operations in the period the notice was received.
(xii) Research and Development Costs
Research and development costs are expensed as incurred, or as certain milestone payments become due, generally triggered by contractual clinical or regulatory events.
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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

As of December 31, 2015 and December 31, 2014, our holdings included in “cash and cash equivalents” and “marketable securities” were at major financial institutions.
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
The carrying amount of our equity securities, money market funds, bank certificate of deposits (“Bank CDs”), and mutual funds approximates their fair value (utilizing Level 1 or Level 2 inputs – see Note 2 (xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and equivalents	Marketable Securities
						Current	Long Term
December 31, 2015
Bank deposits	$59,625	$—	$—	$59,625	$59,625	$—	$—
Money market funds	80,116	—	—	80,116	80,116	—	—
Bank certificate of deposits	245	—	—	245	—	245	—
Total cash and equivalents and marketable securities	$139,986	$—	$—	$139,986	$139,741	$245	$—
December 31, 2014
Bank deposits	$62,997	$—	$—	$62,997	$62,997	$—	$—
Money market funds	66,945	—	—	66,945	66,945	—	—
Bank certificate of deposits	244	—	—	244	—	244	—
Mutual funds	3,062	—	—	3,062	—	3,062	—
Total cash and equivalents and marketable securities	$133,248	$—	$—	$133,248	$129,942	$3,306	$—
As of December 31, 2015, none of these securities had been in a continuous unrealized loss position longer than one year.

(b) Property and Equipment
“Property and equipment, net of accumulated depreciation” consist of the following:

	December 31,
	2015	2014
Computers hardware and software	$3,785	$3,616
Laboratory equipment	608	643
Office furniture	355	344
Leasehold improvements	2,872	2,847
Property and equipment, at cost	7,620	7,450
(Less): Accumulated depreciation	(6,702)	(6,045)
Property and equipment, net of accumulated depreciation	$918	$1,405

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Depreciation expense (included within “total operating costs and expenses” in the accompanying Consolidated Statements of Operations) for the years ended December 31, 2015, 2014, and 2013 was $0.7 million, $1.1 million, and $1.2 million, respectively.
(c) Inventories
“Inventories” consist of the following:

	December 31,
	2015	2014
Raw materials	$1,606	$1,507
Work in process*	4,228	3,979
Finished goods	1,498	3,714
(Less:) Non-current portion of inventories included within "other assets" **	$(3,156)	$—
Inventories	$4,176	$9,200

*Our work-in-process inventory at December 31, 2015 includes $0.8 million of packaged but unlabeled ZEVALIN vials with expiry in December 2017 (with possible extensions thereafter). In addition to the amounts presented at December 31, 2015, we received $3.4 million of ZEVALIN antibody materials in January 2016 for its future manufacture (representing strategic long-term supply). We expect to sell our existing and committed ZEVALIN inventory over the next few years. However, if our production strategy changes in our transition to a new contract manufacturer, it could result in a charge in that period to “cost of product sales (excludes amortization of intangible assets)” within the Consolidated Statements of Operations.

** The non-current portion of inventories included within "other assets" at December 31, 2015 of $3.2 million, represents inventories we don't expect to sell within the next twelve months based on current estimates.
(d) Accounts receivables, net of allowance for doubtful accounts
“Accounts receivables, net” consists of trade receivables from our customers. We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables as of December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015		2014
McKesson Corporation and its affiliates	$20,281	66.7%	$22,534	31.9%
Cardinal Health, Inc. and its affiliates	7,241	23.8%	8,432	11.9%
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	*	—%	36,154	51.1%
All other customers	2,862	9.4%	3,638	5.1%
Total Accounts Receivables, net	$30,384	100.0%	$70,758	100.0%

*	Less than 10%

(e) Prepaid expenses and other assets
“Prepaid expenses and other assets” consist of the following:

	December 31,
	2015	2014
Prepaid operating expenses	$3,507	$3,112
2018 Convertible Notes issuance costs (current portion)	699	662
Prepaid expenses and other assets	$4,206	$3,774

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(f) Other receivables
“Other receivables” consist of the following:

	December 31,
	2015	2014
Income tax receivable	$1,301	$1,387
Insurance receivable	7,100	—
Mundipharma promissory note	2,215	—
Research and development expenses - reimbursements due	1,699	4,102
Other miscellaneous receivables	257	—
Other receivables	$12,572	$5,489
(g) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization” consist of the following:

		December 31, 2015
	Historical Cost	Accumulated Amortization		Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL indication)	$17,600	$—		$—	$—	$17,600	n/a	n/a
EVOMELA IPR&D	7,700	—		—	—	7,700	n/a	n/a
BELEODAQ distribution rights	25,000	(2,812)		—	—	22,188	160	142
MARQIBO distribution rights	26,900	(8,544)		—	—	18,356	81	51
FOLOTYN distribution rights	118,400	(29,474)		—	—	88,926	152	113
ZEVALIN distribution rights – U.S.	41,900	(30,608)		—	—	11,292	123	39
ZEVALIN distribution rights – Ex-U.S.	23,490	(12,632)	***	(4,353)	—	6,505	96	51
FUSILEV distribution rights*	16,778	(9,618)		—	(7,160)	—	56	0
FOLOTYN out-license**	27,900	(9,109)		—	(1,023)	17,768	110	79
Total intangible assets	$305,668	$(102,797)		$(4,353)	$(8,183)	$190,335

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

**
On May 29, 2013, we amended our FOLOTYN collaboration agreement with Mundipharma. As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and their royalty rates and milestone payments to us were modified. This constituted a change under which we originally valued the FOLOTYN out-license as part of business combination accounting, resulting in an impairment charge (non-cash) of $1.0 million resulted from this amendment.

***
This value is inclusive of $3.7 million of accelerated amortization expense, recorded in the fourth quarter of 2015, which specifically relates to our allocation of the historical cost of certain ZEVALIN ex-U.S. rights out-licensed to Mundipharma (see Note 12) at that time.

Our annual impairment evaluation (as of October 1st) of our indefinite-lived intangible assets was completed by our management, with no resulting impairment. The assets under review included MARQIBO IPR&D and EVOMELA IPR&D, which we carry on our accompanying Consolidated Balance Sheet as of December 31, 2015, at $17.6 million and $7.7 million, respectively.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

		December 31, 2014
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D (NHL indications)	$17,600	$—	$—	$—	$17,600
EVOMELA IPR&D	7,700	—	—	—	7,700
BELEODAQ distribution rights	25,000	(937)	—	—	24,063
MARQIBO distribution rights	26,900	(4,225)	—	—	22,675
FOLOTYN distribution rights	118,400	(20,030)	—	—	98,370
ZEVALIN distribution rights – U.S.	41,900	(27,134)	—	—	14,766
ZEVALIN distribution rights – Ex-U.S.	23,490	(7,402)	(2,162)	—	13,926
FUSILEV distribution rights	16,778	(6,270)	—	—	10,508
FOLOTYN out-license	27,900	(6,385)	—	(1,023)	20,492
Total intangible assets	$305,668	$(72,383)	$(2,162)	$(1,023)	$230,100

Intangible asset amortization and impairment expense recognized in 2015, 2014, and 2013 was $38.3 million, $24.3 million, and $21.2 million, respectively.

Estimated intangible asset amortization expense (excluding incremental amortization from the reclassification of IPR&D to developed technology) for the five succeeding years and thereafter is as follows:

Years Ending December 31
2016	$23,360
2017	23,368
2018	23,368
2019	20,762
2020	15,505
2021 and thereafter	58,672
$165,035
“Goodwill” is comprised of the following:

	December 31,
	2015	2014
Acquisition of Talon	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos	5,346	5,346
Foreign currency exchange translation effects	(437)	(202)
Goodwill	$17,960	$18,195
(h) Other assets
“Other assets” are comprised of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2015	2014
Equity securities and secured promissory note (see Note 11)*	$6,689	$8,501
Supplies and deposits	185	234
2018 Convertible Notes issuance costs (excluding current portion)**	1,472	2,171
Executive officer life insurance – cash surrender value	9,181	6,958
Inventories - non-current portion	$3,156	$—
Other assets	$20,683	$17,864
* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond December 31, 2015, as discussed in Note 11. Unrealized losses from these equity securities were recognized through “unrealized (loss) gain on available-for-sale securities" within the Consolidated Statements of Comprehensive Loss, and were $1.4 million for the year ended December 31, 2015.

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
(i) Accounts payable and other accrued obligations
Accounts payable and other accrued obligations are comprised of the following:

	December 31,
	2015	2014
Trade accounts payable and other accrueds	$26,684	$24,571
Accrued rebates	18,166	41,782
Accrued product royalty	4,908	5,182
Allowance for returns	1,394	1,135
Accrued data and distribution fees	1,830	3,952
Accrued GPO administrative fees	1,058	3,222
Inventory management fee	498	1,110
Allowance for chargebacks	2,001	4,040
Accounts payable and other accrueds	$56,539	$84,994

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2013	$33,967	$5,373	$2,900
Add: provisions (recovery)	76,636	21,330	(78)
(Less): credits or actual allowances	(64,781)	(18,419)	(1,687)
Balance as of December 31, 2014	45,822	8,284	1,135
Add: provisions	75,498	15,928	1,486
(Less): credits or actual allowances	(101,153)	(20,826)	(1,227)
Balance as of December 31, 2015	$20,167	$3,386	$1,394

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(j) Deferred revenue
Deferred revenue (including current and long-term) is comprised of the following:

	December 31,
	2015	2014
CASI out-license (see Note 11)	$—	$9,959
FUSILEV deferred revenue*	6,083	—
Dr. Reddy's out-license (see Note 17(b)(iii))	430	—
Deferred revenue	$6,513	$9,959
* During the third quarter 2015, we deferred revenue recognition related to certain FUSILEV product shipments that did not meet our revenue recognition criteria (see Note 2(i)(a)), aggregating $9.9 million. Specifically, this deferral is a result of our inability to estimate future rebate values (with requisite precision) offered to our customers in order to compete with generic products. During the fourth quarter of 2015, we recognized $3.8 million for these third quarter shipments within "Product sales, net." As of December 31, 2015, $6.1 million of these third quarter 2015 shipments remains deferred.
(k) Other long-term liabilities
Other long-term liabilities are comprised of the following:

	December 31,
	2015	2014
Accrued executive deferred compensation	$6,458	$4,694
Deferred rent (non-current portion)	248	364
Business acquisition liability	—	300
Other tax liabilities	738	730
Other long-term liabilities	$7,444	$6,088

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Consolidated Statement of Operations:

	2015	2014	2013
Gross product sales	$215,136	$284,685	$224,301
Commercial rebates and government chargebacks	(61,283)	(76,636)	(63,610)
Distribution, data, and GPO administrative fees	(15,613)	(21,330)	(19,067)
Prompt pay discounts	(16)	(260)	(183)
Product returns allowances	(1,373)	78	2,034
Product sales, net	$136,851	$186,537	$143,475

5. NET PRODUCT SALES BY GEOGRAPHIC REGION, PRODUCT LINE, AND GROSS PRODUCT SALES BY SIGNIFICANT CUSTOMERS
The below table presents our net product sales by geography for the years ended December 31, 2015, 2014, and 2013:
Net Product Sales by Geographic Region

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2015		2014		2013
United States	$130,432	95.3%	$177,979	95.4%	$133,462	93.0%
International:
Europe (ZEVALIN and FOLOTYN only)	2,234	1.6%	3,357	1.8%	3,953	2.8%
Asia Pacific (ZEVALIN only)	4,185	3.1%	5,201	2.8%	6,060	4.2%
Total International	6,419	4.7%	8,558	4.6%	10,013	7.0%
Net product sales	$136,851	100%	$186,537	100.0%	$143,475	100.0%
Net Sales by Product
The below table presents our net product sales by product for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015		2014		2013
FUSILEV	$60,710	44.4%	$105,608	56.6%	$68,397	47.7%
FOLOTYN	40,606	29.7%	47,556	25.5%	44,370	30.9%
ZEVALIN	17,457	12.8%	22,169	11.9%	29,393	20.5%
MARQIBO	8,006	5.9%	6,328	3.4%	1,315	0.9%
BELEODAQ	10,072	7.4%	4,876	2.6%	—	—%
Net product sales	$136,851	100.0%	$186,537	100.0%	$143,475	100.0%
Gross Product Sales by Customer
The below table presents the customers that represent 10% or more of our gross product sales in 2015, 2014, and 2013:

	Year Ended December 31,
	2015		2014		2013
Oncology Supply, a division of ASD Specialty Healthcare, Inc., and its affiliates (excluding ICS)	$78,989	36.7%	$115,079	40.4%	$79,497	35.4%
McKesson Corporation and its affiliates	73,577	34.2%	93,656	32.9%	44,350	19.8%
Integrated Commercialization Solutions, Inc. (“ICS”)	*	—%	*	—%	35,548	15.8%
Cardinal Health, Inc. and its affiliates	37,414	17.4%	*	—%	*	—%
All Other Customers	25,156	11.7%	75,950	26.7%	64,906	29.0%
Gross product sales	$215,136	100.0%	$284,685	100.0%	$224,301	100.0%

*	Less than 10%

6. STOCK-BASED COMPENSATION
2009 Stock Incentive Plan Overview
We have one active stockholder-approved stock-based compensation plan, the 2009 Incentive Award Plan (the “2009 Plan”), which replaced our former stockholder-approved plans. We may grant incentive stock options, non-qualified options, restricted stock awards, and stock appreciation rights under the 2009 Plan.
The maximum number of our common stock available for issuance under the 2009 Plan at inception was 10 million shares. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the 2009 Plan automatically increases by the greater of (i) 2.5 million shares or (ii) a number of shares such that the total number of shares of common stock available for issuance under the 2009 Plan shall equal 30% of the then number of shares of common stock issued and outstanding. As of December 31, 2015, 8.6 million shares were available for grant. It is our

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

policy that before stock is issued through the exercise of stock options, we must first receive all required cash payment for such shares (whether through an upfront cash exercise or net-settlement exercise).
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
A total of 4.3 million shares of common stock are authorized for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lesser of (i) one million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.
Stock-Based Compensation Expense Summary
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “Total operating costs and expenses” for years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Cost of product sales	$62	$—	$—
Selling, general and administrative	10,049	10,053	10,762
Research and development	1,973	1,756	2,017
Total	$12,084	$11,809	$12,779
Employee stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 11%, 8%, and 8% for the years ended December 31, 2015, 2014 and 2013.
Valuation Assumptions – Restricted Stock and Stock Options

Notes to Consolidated Financial Statements
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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2015	2014	2013
Expected option life (in years) (a)	5.43	4.95	4.95
Risk-free interest rate (b)	1.25% - 1.68%	0.58% - 1.52%	0.35% - 0.78%
Volatility (c)	48.0% - 50.2%	48.9% - 62.1%	58.3% -71.5%
Dividend yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$2.85	$3.49	$4.66

(a)	Determined by the historical stock option exercise behavior of our employees (maximum term is 10 years).

(b)	Based upon the U.S. Treasury yields in effect during the period which the options were granted (for a period equaling the stock options’ expected term).

(c)	Measured using our historical stock price for a period equal to stock options’ expected term.

(d)	We do not expect to declare any cash dividends in the foreseeable future.

Stock Option Activity
Stock option activity during the years ended December 31, 2015, 2014 and 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2012	10,399,265	$6.57
Granted	2,041,300	8.92
Exercised	(825,884)	4.40		$3,435	(1)
Forfeited	(202,882)	8.22
Expired	(82,581)	8.91
Outstanding — December 31, 2013	11,329,218	7.10
Granted	2,576,292	7.60
Exercised	(485,260)	4.77		$1,629	(1)
Forfeited	(557,109)	9.65
Expired	(214,039)	10.70
Outstanding — December 31, 2014	12,649,102	7.12
Granted	2,219,587	6.04
Exercised	(456,082)	4.45		$977	(1)
Forfeited	(296,162)	8.06
Expired	(279,594)	9.05
Outstanding — December 31, 2015	13,836,851	$6.97	6.34	$7,516	(2)
Vested (exercisable) — December 31, 2015	10,235,721	$6.94	5.40	$7,159	(2)
Unvested (unexercisable) — December 31, 2015	3,601,130	$7.06	9.00	$357	(2)

(1)	Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(2)
Represents the total difference between our closing stock price on the last trading day of 2015 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2015. The amount of intrinsic value will change based on the fair market value of our stock.

The following table summarizes information with respect to stock option grants as of December 31, 2015:

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.92 - 3.15	1,090,385	2.49	$2.18	1,090,385	$2.18
$3.16 - 4.95	1,378,444	4.29	4.24	1,378,444	4.24
$4.96 - 6.9	4,394,294	6.14	6.08	2,999,511	6.22
$6.91 - 8.99	4,500,895	7.61	7.78	2,595,943	7.95
$9.00 - 16.32	2,472,833	7.21	10.71	2,171,438	10.83
	13,836,851	6.34	$6.97	10,235,721	$6.94
As of December 31, 2015, there was unrecognized compensation expense of $8.8 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.41 years.
Restricted Stock Award Activity
A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested — December 31, 2012	1,034,604	$11.00
Granted	523,800	8.74
Vested	(501,660)	9.72
Forfeited	(49,625)	10.60
Unvested — December 31, 2013	1,007,119	10.09
Granted	581,194	7.52
Vested	(578,985)	10.24
Forfeited	(185,111)	9.88
Unvested — December 31, 2014	824,217	8.22
Granted	1,948,585	6.32
Vested	(364,507)	8.47
Forfeited	(234,313)	7.32
Unvested — December 31, 2015	2,173,982	$6.58

	2015	2014	2013
Restricted stock expense	$4,006	$3,830	$4,202
As of December 31, 2015, there was approximately $9.8 million of unrecorded expense related to issued restricted stock that will be recognized over an estimated weighted average period of 2.29 years. These unvested shares are included in our issued and outstanding common stock as of December 31, 2015.
401(k) Plan – Stock Matching Contribution

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

We issued shares of common stock to our employees in connection with our 401(k) program, partially matching our employees’ annual 401(k) contributions, as summarized below:

	2015	2014	2013
Shares of common stock issued	179,865	133,734	99,359
Match contribution value*	$1,124	$1,028	$860

*	Represents our stock price on the date of the common stock issuance multiplied by the number of shares of common stock issued.

7. STOCKHOLDERS’ EQUITY
Authorized Stock
On December 13, 2010, we filed the Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock with the Delaware Secretary of State which authorized 1.5 million shares to be designated as Series B Junior Participating Preferred Stock. On June 13, 2011, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 100 million shares to 175 million shares. The amendment was filed with the Delaware Secretary of State on June 24, 2011. As of December 31, 2015, we also had five million shares of preferred stock authorized, of which 1.5 million shares were designated as Series B Junior Participating Preferred Stock and 2,000 shares were designated as Series E Convertible Voting Preferred Stock.
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
We currently have no stockholders who own 15% or more of the outstanding shares of our common stock. five days after the rights become exercisable, each right, other than rights held by the person or group of affiliated persons whose acquisition of more than 15% of our outstanding common stock caused the rights to become exercisable, will entitle its holder to buy, in lieu of shares of Series B Preferred Stock, a number of shares of our common stock having a market value of two times the exercise price of the rights. After the rights become exercisable, if we are a party to certain merger or business combination transactions or transfers 50% or more of our assets or earnings power (as defined in the Stockholder Rights Agreement), each right will entitle its holder to buy a number of shares of common stock of the acquiring or surviving entity having a market value of twice the exercise price of the right.
Series E Preferred Stock
In September 2003, we received gross cash proceeds of $20 million in exchange for the issuance of 2,000 shares of our Series E Convertible Voting Preferred Stock, convertible into four million shares of common stock. As of December 31, 2015 and 2014, 20 shares of Series E Preferred Stock were outstanding. No dividends are payable on the Series E Preferred Stock. Pursuant to certain provisions of the Certificate of Designation, Rights and Preferences of the Series E Preferred Stock, we have the option to redeem all of the unconverted Series E Preferred Stock outstanding at the end of a 20-day trading period if, among other things, in that period our common stock trades above $12.00 per share.
In the event we are the subject of any voluntary or involuntary liquidation, dissolution or winding up, before any distribution of our assets shall be made to the common stockholders, the holders of the Series E Preferred Stock shall be entitled to receive a liquidation preference in an amount equal to 120% of the stated value per share plus any declared and unpaid dividends thereon.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Common Stock Issuable
As of December 31, 2015, 26 million shares of our common stock were issuable upon conversion, or exercise of rights granted (regardless of whether in or out-of-the-money), as summarized below:

Conversion of Series E Preferred Stock	40,000
2018 Convertible Notes	11,401,284
Exercise of issued employee stock options	13,836,851
Exercise of issued warrants	445,000
Management incentive plan restricted stock units	260,000
Total common shares	25,983,135

Warrant Activity
We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents or consultants. Our outstanding warrants expire on varying dates through December 2020. A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2012	395,000	$5.45
Granted	50,000	7.51
Outstanding — December 31, 2013	445,000	$6.39
Granted	—	—
Outstanding — December 31, 2014	445,000	$6.39
Granted	—	—
Outstanding — December 31, 2015	445,000	$6.78
Exercisable — December 31, 2015	445,000	$6.78

8. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(50,785)	$(45,719)	$(62,134)
Weighted average shares—basic	64,882,417	64,708,163	60,729,128
Net loss per share—basic	$(0.78)	$(0.71)	$(1.02)
Weighted average shares—diluted	64,882,417	64,708,163	60,729,128
Net loss income per share—diluted	$(0.78)	$(0.71)	$(1.02)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

The below outstanding securities were excluded from the above calculation of net loss per share because their impact would have been anti-dilutive due to net loss per share, for the years ended, as summarized below:

	Year Ended December 31,
	2015	2014	2013
2018 Convertible Notes	11,401,284	11,401,284	343,600
Common stock options	1,441,086	2,173,916	2,934,625
Restricted stock awards	2,173,615	824,217	1,007,119
Common stock warrants	9,357	120,702	160,816
Preferred stock	40,000	40,000	40,000
Total	15,065,342	14,560,119	4,486,160

9. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among three fair value measurement categories:

	December 31, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$245	$—	$245
Money market currency funds	—	80,116	—	80,116
Equity securities	5,189	—	—	5,189
Mutual funds	—	—	—	—
Deferred compensation investments, including life insurance cash surrender value	—	9,181	—	9,181
	$5,189	$89,542	$—	$94,731
Liabilities:
Deferred executive compensation liability	—	6,458	—	6,458
Deferred drug development liability	—	—	14,686	14,686
Ligand Contingent Consideration	—	—	5,227	5,227
Talon CVR	—	—	1,377	1,377
Corixa Liability	—	—	62	62
	$—	$6,458	$21,352	$27,810

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31, 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$244	$—	$244
Money market currency funds	—	66,945	—	66,945
Equity securities	7,191	—	—	7,191
Mutual funds	—	3,062	—	3,062
Deferred compensation investments, including life insurance cash surrender value	—	6,958	—	6,958
	$7,191	$77,209	$—	$84,400
Liabilities:
Deferred executive compensation liability	—	4,694	—	4,694
Deferred development liability	—	—	15,785	15,785
Ligand Contingent Consideration	—	—	4,901	4,901
Talon CVR	—	—	2,379	2,379
Corixa Liability	—	—	62	62
	$—	$4,694	$23,127	$27,821
We did not have any transfers between Levels 1 and 2 for all periods presented. The following presents a roll forward of our liabilities for which we utilize Level 3 inputs in determining period-end value. These liabilities are included on our Consolidated Balance Sheets within “acquisition related contingent obligations” and “drug development liability”. The basis of the various Level 3 valuation inputs are discussed in the Notes to these accompanying Consolidated Financial Statements.
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, excluding acquisition related contingent consideration liabilities, approximate their related fair values due to their short-term nature.

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2013	$26,071
Deferred development costs (see Note 16)	(1,957)
Ligand Contingent Consideration (see Note 10(b))	901
Talon CVR (see Note 10(a))	(1,950)
Corixa Liability (see Note 17(b)(i))	62
Balance at December 31, 2014	$23,127
Deferred development costs (see Note 16)	(1,099)
Ligand Contingent Consideration (see Note 10(b))	326
Talon CVR (see Note 10(a))	(1,002)
Corixa Liability (see Note 17(b)(i))	—
Balance at December 31, 2015	$21,352

10. BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION
(a) Acquisition of Talon Therapeutics, Inc.
Talon Acquisition Overview

Notes to Consolidated Financial Statements
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
Talon CVR Fair Value as of December 31, 2015 and December 31, 2014
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2014	$2,379
Fair value adjustment for the year ended December 31, 2015	(1,002)
December 31, 2015	$1,377
(b) Acquisition of Rights to EVOMELA and Related Contingent Consideration
Overview of Acquisition of Rights to EVOMELA
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled®, propylene glycol-free MELPHALAN (which we recently branded as “EVOMELA”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. We acquired these rights from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”) for an initial license fee of $3.0 million.
We accounted for this transaction as a business combination, which requires that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date.
We are required to pay Ligand additional amounts up to an aggregate $66.0 million, upon the achievement of certain regulatory milestones and net sales thresholds, and we also assumed full financial responsibility for its ongoing clinical and regulatory development program. We also must pay royalties of 20% on our future net sales of EVOMELA in all territories.
Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following:

Notes to Consolidated Financial Statements
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
The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and therefore represent Level 3 values - see Note 2(xiii), which assumed that FDA approval of EVOMELA will occur on or about May 9, 2016 (on March 10, 2016, the FDA communicated its approval of this drug; however, under GAAP this event does not affect our reported liability estimate as of December 31, 2015). Upon receipt of FDA approval, we are contractually obligated to make a $6.0 million milestone payment to Ligand within 30 days ("Ligand Contingent Consideration"); accordingly, this payment is due no later than April 9, 2016.
Ligand Contingent Consideration Fair Value as of December 31, 2015 and December 31, 2014
The Ligand Contingent Consideration fair value will continue to be evaluated on a quarterly basis. Any changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to Ligand Contingent Consideration fair value are recognized within “change in fair value of the contingent consideration related to acquisitions” in the accompanying Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2014	$4,901
Fair value adjustment for year ended December 31, 2015	326
December 31, 2015	$5,227

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

Notes to Consolidated Financial Statements
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

(a)
Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $5.2 million as of December 31, 2015 within “other assets” (rather than “marketable securities”) on our accompanying Consolidated Balance Sheets. The change in the value of these securities is reported within “unrealized (loss) gain on available-for-sale securities” on the accompanying Consolidated Statement of Comprehensive Loss.

(b)
Value estimated using the terms of the $1.5 million promissory note, and the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. The face value of the promissory note as of December 31, 2015 is included within "other assets" on the accompanying Consolidated Balance Sheets.

(c)	Presented within “license fees and service revenue” in the accompanying Consolidated Statement of Operations as of December 31, 2015.
In addition, CASI will be responsible for paying any royalties or milestones that we are obligated to pay to our third-party licensors resulting from the achievement of certain milestones and/or sales of CASI Out-Licensed Products, but only to the extent of the greater China portion of such royalties or milestones.
Recognition of Proceeds – License Fee Revenue in 2015
The $9.7 million value (undiscounted, and net of certain foreign exchange adjustments) of the upfront proceeds that we received from CASI were recognized in the second quarter of 2015 within “license fees and service revenue” through our Consolidated Statements of Operations. The timing of this revenue recognition corresponds with the execution of supply agreements with CASI for ZEVALIN, MARQIBO, and EVOMELA. These agreements allow CASI to procure CASI Out-Licensed Products directly from approved third parties, and in such case, do not require our future involvement for their supply.

12. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES

Out-License of ZEVALIN to Mundipharma

On November 16, 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016), of which $15 million is included within "license fees and service revenue" on our accompanying Consolidated Statement of Operations. Revenue for the $3 million payment from January 2016 will be deferred and recognized within "license fees and service revenue" on a per unit basis with Mundipharma's future sales of ZEVALIN kits. We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone, that if/when achieved, will also be reported within "license fees and service revenue".

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

In connection with this out-license, on November 16, 2015, we concurrently sold to Mundipharma K.K., all common stock of Spectrum Pharmaceuticals GK (the legal entity through which we previously sold ZEVALIN in Japan) for $2.2 million (in the form of an unsecured note, payable no later than May 2016), representing its net asset value (excluding inventory) as of November 16, 2015.

13. CO-PROMOTION ARRANGEMENT WITH EAGLE PHARMACEUTICALS, INC.
On November 4, 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. ("Eagle") whereby designated members of our sales force will concurrently market up to six of Eagle's pharmaceutical products along with our products, in return for fixed monthly payments over the initial 18 month contract term through June 30, 2017, aggregating $12.8 million (the "Eagle Agreement"). We are also eligible to receive milestone payments of up to $5 million for sales made in 2016 that exceed certain thresholds, and up to $4 million for sales made in the first half 2017 that exceed certain thresholds. In addition, for performance above such sales thresholds in 2016, and in the first half of 2017, we are eligible to receive certain further payments if specified targets for annual net sales of Eagle's products are exceeded. The fixed payments to us, as well as costs for certain marketing activities that we coordinate with third parties, will be recognized within "license fees and service revenue" on our accompanying Consolidated Statement of Operations, beginning January 2016 (variable payments to us will be recognized in the period earned). An allocation of our corresponding sales personnel costs, and reimbursable costs for marketing activities will be recognized within a new caption on our Consolidated Statement of Operations, "cost of service revenue."
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

14. REVOLVING LINE OF CREDIT
We entered into a credit agreement on September 5, 2012 with Bank of America, N.A, as the administrative agent and Wells Fargo Bank, N.A, as an initial lender (the “Credit Agreement”). The Credit Agreement provided us with a committed $50 million revolving line of credit facility (the “Credit Facility”). The Credit Facility was repaid in full, then immediately terminated, on December 20, 2013 in connection with the sale and issuance of our 2018 Convertible Senior Notes (see Note 15). We recognized $1.2 million within “interest expense, net” in 2013, for this retired Credit Facility on the accompanying Consolidated Statement of Operations.

15. CONVERTIBLE SENIOR NOTES
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
Conversion Hedge

Notes to Consolidated Financial Statements
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
As of December 31, 2015, the 2018 Convertible Notes are not eligible to be converted into common as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of common stock, or a combination of cash and shares of common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the principal amount of $120 million in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of December 31, 2015 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(18,452)
December 31, 2015	$101,548

As of December 31, 2015 and December 31, 2014, the estimated aggregate fair value of the 2018 Notes is $105.1 million and $113.2 million, respectively. These fair value estimates are less than the principal amount of $120 million, largely since the conversion feature of the 2018 Notes was, and remains, out-of-the money. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Consolidated Statements of Operations for the 2018 Convertible Notes for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Contractual coupon interest expense	$3,300	$3,300
Amortization of debt issuance costs	662	599
Accretion of debt discount	5,250	4,818
Total	$9,212	$8,717
Effective interest rate	8.66%	8.66%

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

16. MUNDIPHARMA AGREEMENT
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
On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated (the “Amended Mundipharma Collaboration Agreement”), in order to modify: (i) the scope of the licensed territory, (ii) milestone payments, (iii) royalty rates, and (iv) drug development obligations. In connection with the Amended Mundipharma Collaboration Agreement, we received a one-time $7.0 million payment from Mundipharma for certain research and development activities to be performed by us.
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
We assess this liability at each reporting date and record its adjustment through “research and development” expense in our accompanying Consolidated Statements of Operations.

	Year Ended December 31,
	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2014	$1,141	$14,644	$15,785
Transfer from long term to current in 2015	217	(217)	—
(Less): Expenses incurred in 2015	(1,099)	—	(1,099)
Balance at December 31, 2015	$259	$14,427	$14,686

17. COMMITMENTS AND CONTINGENCIES
(a) Facility and Equipment Leases
We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2019. We also lease our research and development and administrative facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019, in addition to several other administrative office leases. Each lease agreement contains

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

scheduled rent increases which are accounted for on a straight-line basis. Our total rental expense in 2015, 2014, and 2013 was $1.7 million, $1.9 million, and $1.2 million, respectively.
Our future minimum lease payments are as follows:

Year ending December 31,	Operating Lease Minimum Payments
2016	$1,283
2017	1,172
2018	1,209
2019	460
2020	—
$4,124
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
In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.
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
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s
Effective June 27, 2014, we executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), for the distribution rights of ZEVALIN within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. On December 17, 2014, upon the execution of a supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and was paid to us in February 2015. This recognition of this upfront payment is reported on a straight line basis, within “license fee and service revenue” on the Consolidated Statement of Operations over a 10-year term through December 2024. Additionally, sales and regulatory

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

milestones (aggregating $3 million) will become payable to us when achieved by Dr. Reddy’s, as well as a 20% royalty on net sales of ZEVALIN in India.
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
(vi) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to EVOMELA from Ligand (see Note 10(b)). We filed an NDA with the FDA in December 2015 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. On March 10, 2016, the FDA communicated its approval of our NDA for EVOMELA. Upon receipt of FDA approval, we are contractually obligated to make a $6.0 million milestone payment to Ligand within 30 days ("Ligand Contingent Consideration"); accordingly, this payment is due no later than April 9, 2016.
We are required to pay Ligand amounts of up to $66 million (inclusive of the $6.0 million milestone for FDA approval), upon achievement of certain regulatory milestones and net sales thresholds, which we have valued at $5.2 million and $4.9 million within “acquisition-related contingent obligations” in our accompanying Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, respectively. We will also pay royalties of 20% on our net sales of licensed products in all territories.
(vii) MARQIBO: Contingent Consideration Agreement with Talon Therapeutics, Inc.
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 10(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Consolidated Balance Sheets as a $1.4 million and $2.4 million liability within “acquisition-related contingent obligations” as of December 31, 2015 and December 31, 2014, respectively. The CVR has a maximum payout value of $195 million if all sales and regulatory approval milestones are achieved.
(viii) EOQUIN (previously referred to as APAZIQUONE): License Agreement with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for EOQUIN. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). In October 2008, pursuant to a letter agreement with NDDO Research Foundation (“NDDO”), we agreed to pay NDDO the following in relation to EOQUIN milestones: (a) upon FDA acceptance of the NDA, the issuance of 25,000 of our common shares and (b) upon FDA approval of the drug (its target decision date is set for December 11, 2016), a one-time payment of $0.3 million.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

In January 2013, we entered into a second amendment to the license, development, supply and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S., Europe, and other territories in exchange for a tiered single-digit royalty on net sales of certain products containing EOQUIN, and relieved Allergan of its development and commercialization obligations.
(ix) EOQUIN: Collaboration Agreement with Nippon Kayaku Co. LTD.
In November 2009, we entered into a collaboration agreement with Nippon Kayaku Co., LTD. (“Nippon Kayaku”) for the development and commercialization of EOQUIN in Asia, except North and South Korea (the “Nippon Kayaku Territory”). In addition, Nippon Kayaku received exclusive rights to EOQUIN for the treatment of non-muscle invasive bladder cancer in Asia (other than North and South Korea), including Japan and China. Nippon Kayaku will conduct EOQUIN clinical trials in the Nippon Kayaku Territory pursuant to a development plan. Further, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of EOQUIN in the Nippon Kayaku Territory.
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
(x) BELEODAQ: In-Licensing and Collaboration Agreement with TopoTarget
In February 2010, we entered into a licensing and collaboration agreement with TopoTarget A/S (now Onxeo SA) (“TopoTarget”), as amended in October 2013, for the development and commercialization of BELEODAQ. The agreement provides that we have the exclusive right to manufacture, develop, and commercialize BELEODAQ in North America and India, with an option for China. Pursuant to the terms of this agreement, we paid TopoTarget an upfront fee of $30 million in 2010.
Under continuing terms, all development, including studies, will be conducted under a joint development plan, which we will fund 70% of such costs, and TopoTarget will fund 30%. We have final decision-making authority for all developmental activities in North America and India (and China upon exercise of our option). TopoTarget has final decision-making authority for all developmental activities in all other jurisdictions. In February 2014, upon FDA acceptance of our new drug application, we issued one million shares of our common stock, and made a $10 million milestone payment to TopoTarget. The aggregate payout value of this first milestone at achievement was $17.8 million, and is recognized within “research and development” of the accompanying Consolidated Statement of Operations during the first quarter of 2014.
In July 2014, we received approval from the FDA for BELEODAQ’s use for injection and treatment of relapsed or refractory PTCL. As a result, we paid a second milestone payment to TopoTarget of $25 million in November 2014, which we capitalized as an amortizable intangible asset. Other potential milestone payments due upon BELEODAQ regulatory achievements and sales thresholds (aggregating $278 million) are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.
We will pay TopoTarget future royalties in the mid-teen digits based on our net sales of BELEODAQ. The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory with certain provisions surviving, unless earlier terminated in accordance with its terms.
(xi) SPI-2012: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company
In January 2012 (and as amended in March 2014 and October 2014), we entered into a License, Development and Supply Agreement with Hanmi Pharmaceutical Co., Ltd. (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of the agreement, as amended, we have primary financial responsibility for the SPI-2012 development plan. We have worldwide rights for SPI-2012, except for Korea, China, and Japan. We will also be responsible for milestone payments related to SPI-2012 Phase 3 clinical trial commencement (resulting in a triggered $3 million milestone payment, based on initial patient dosing in January 2016; we intend to settle this liability through the issuance of our stock to Hanmi by March 2016), regulatory approvals, and sales thresholds (aggregating $238 million), which are not included within “total liabilities” in our accompanying Consolidated Balance Sheets. We will pay Hanmi royalties in the mid-teen digits on our net sales of SPI-2012.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(xii) POZIOTINIB: In-License Agreement with Hanmi
In February 2015, we executed an in-license agreement with Hanmi Pharmaceutical Co., Ltd for POZIOTINIB, a pan-HER inhibitor in Phase 2 clinical trials, requiring our upfront payment for these rights. This drug has shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal and lung cancers.
Under the terms of this agreement, we received the exclusive rights to commercialize POZIOTINIB, excluding Korea and China. Hanmi, and its development partners, will bear full responsibility for the on-going Phase 2 trials in Korea. We will bear full financial responsibility for all other clinical studies. We will pay Hanmi future regulatory and sales-dependent milestones (aggregating $358 million), which are not included within “total liabilities” in our accompanying Consolidated Balance Sheets. We will pay Hanmi royalties in the low to mid-teen digits on our net sales of POZIOTINIB.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At December 31, 2015 and December 31, 2014, this DC Plan liability was $6.5 million and $4.7 million, respectively, and is included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets.
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

Notes to Consolidated Financial Statements
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
We are presently responding to ANDAs filed by companies seeking to market generic forms of FOLOTYN. We are also responding to certain stockholder suits that purportedly stem from our March 12, 2013 press release, in which we announced anticipated changes in customer ordering patterns of FUSILEV. These complaints allege that, as a result of this press release, our stock price declined.
FUSILEV ANDA Litigation
On January 20, 2012, March 2, 2012, June 18, 2014, January 23, 2015, July 17, 2015 and September 3, 2015 respectively, we filed suit against Sandoz Inc., Innopharma Inc., Ben Venue Laboratories, Inc., Amneal Pharmaceuticals, Inc., and Actavis LLC. respectively, following Paragraph IV certifications in connection with their filing separate ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada and Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs incurred in such matters. On December 9, 2013, three Mylan entities collaborating with Innopharma were joined to Innopharma case. On November 24, 2014, the complaint in the Ben Venue case was amended to substitute the original defendant Ben Venue Laboratories, Inc. with successors West-Ward Pharmaceutical Corp. and Eurohealth International SARL.
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
Stockholder Litigation
John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint. On March 26, 2015, the court denied the motion to dismiss. On June 15, 2015, the Court ordered a stay of the proceedings pending the outcome of mediation between the parties. On October 27, 2015, we reached a $7 million settlement in principle with the lead plaintiff (which involved our insurance carrier, as the reimbursing party in full), subject to preliminary and final court approval. We have included this settlement amount, along with $0.1 million of reimbursable legal expenses for this matter, on our accompanying Consolidated Balance Sheets as of December 31, 2015 within "other receivables" and "accounts payable and other accrued liabilities." On January 26, 2016, the Court preliminarily approved the settlement.  The Court has scheduled a hearing on final approval of the settlement for June 13, 2016.
Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary based on conduct relating to the events alleged in the consolidated Perry action. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed pending resolution of the federal securities class action. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier. However, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.
Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). These consolidated State Derivative Actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. and are substantially similar to the consolidated federal derivative actions. These actions are stayed pending resolution of the federal securities class action. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, it would be reimbursable by our insurance carrier. However, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature.
Ira Gains v. Spectrum Pharmaceuticals, Inc. and Rajesh C. Shrotriya was filed in the United States District Court, District of Nevada on November 3, 2015. This putative class action was brought against defendants Spectrum Pharmaceuticals, Inc., and Dr. Rajesh C. Shrotriya.  The alleged class period was May 7, 2015 to October 23, 2015.  The complaint alleged a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(a) of the Securities Exchange Act of 1934, against Dr. Rajesh C. Shrotriya.  The claims purportedly stemmed from our October 23, 2015 press release in which we announced that the FDA issued a Complete Response Letter indicating that the FDA would not approve our NDA for EVOMELA in its present form.  The complaint alleged that, as a result of the October 23, 2015 press release, our stock price declined.  The complaint further alleged that during the putative class period defendants made misleadingly optimistic statements about the progress of the NDA for EVOMELA with the FDA, our expectations regarding FDA approval of the NDA, and EVOMELA’s potential as a future driver of our revenue, which inflated the trading price of our stock.  The complaint sought relief in the form of monetary damages, costs and fees, and any other relief that the Court deemed appropriate.  On December 11, 2015, plaintiff voluntarily dismissed the action without prejudice.
(h) SEC Subpoena
On April 1, 2013, we received a subpoena from the SEC for documents pursuant to a formal order of investigation. The subpoena followed our March 12, 2013 announcement that we anticipated a change in customer ordering patterns of FUSILEV. We have cooperated with the SEC throughout its investigation, and on November 30, 2015, we received a notice from that the SEC does not intend to recommend an enforcement action against our company.
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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

certain categories of Covered Entities at 340B prices, we were overcharging them, and that we owed certain undefined refunds to those Covered Entities based on our previously made and reported product sales.

On October 14, 2015, the U.S. District Court for the District of Columbia issued a decision in the case of Pharmaceutical Research and Manufacturers of America v. United States Department of Health and Human Services, et al., invalidating HRSA’s July 21, 2014 “interpretive rule” relating to orphan drug pricing under the 340B drug pricing program.  Because HRSA’s October 10, 2014 notice to us reflected the same interpretation of relevant orphan drug pricing statutes as the interpretation overturned by the District Court in the Pharmaceutical Research and Manufacturers of America decision, we believe the decision supports the propriety of our pricing to Covered Entities. Since we only make provisions for liabilities when it is both probable that a liability has been incurred, and the amount can be reasonably estimated, we have not recorded a liability for this pending matter as of December 31, 2015 or any earlier period.

18. INCOME TAXES
The components of loss before provision for income taxes are as follows:

	For the Years Ended December 31,
	2015	2014	2013
United States	$(56,554)	$(37,327)	$(30,437)
Foreign	6,175	(6,205)	(6,199)
Total	$(50,379)	$(43,532)	$(36,636)

The provision for income taxes consist of the following:

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$113	$1,529	$(8,357)
State	5	126	(691)
Foreign	148	29	—
	$266	$1,684	$(9,048)
Deferred:
Federal	114	495	36,183
State	26	7	(1,637)
Foreign	—	—	—
	140	502	34,546
Total income tax provision	$406	$2,186	$25,498
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
The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	2015	2014	2013
Tax provision computed at the federal statutory rate	$(17,619)	$(15,236)	$(12,822)
State tax, net of federal benefit	232	66	(246)
Research credits	(2,974)	(2,134)	(2,254)
FIN 48 uncertain tax positions	—	—	—
Change in tax credit carryforwards	(4,965)	—	—
Transaction costs	—	(11)	880
Officers compensation	1,577	1,895	2,178
Stock based compensation	535	299	501
Permanent items and other	(487)	21,742	(1,080)
Domestic manufacturing deduction	—	(630)	767
Tax differential on foreign earnings	1,435	1,570	1,123
Change in tax rate	(903)	(519)	(283)
Valuation allowance	23,575	(4,856)	36,734
Income tax provision	$406	$2,186	$25,498
The Protecting Americans from Tax Hikes Act of 2015, which President Obama signed into law on December 18, 2015, reinstated the research and development credit for 2015 and included a permanent extension of the research credit under Section 41. We recorded a $0.4 million benefit, before impact of valuation allowance, related to the research and development credit in 2015.
Significant components of our deferred tax assets as of December 31, 2015 and 2014 are presented below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets no longer meets the “more-likely-than-not” threshold under GAAP.

	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$41,251	$40,505
Research credits	22,082	9,045
Stock based compensation	4,828	3,703
Deferred revenue	2,280	1,893
Development costs	5,504	5,950
Returns and allowances	1,363	4,161
Other, net	9,887	9,082
Total deferred tax assets before valuation allowance	87,195	74,339
Valuation allowance	(71,815)	(45,983)
Total deferred tax assets	15,380	28,356
Deferred tax liabilities:
Basis difference in debt	(713)	(907)
Depreciation and amortization differences	(21,446)	(34,088)
Net deferred tax liability	$(6,779)	$(6,639)
At December 31, 2015 and 2014, we recorded a valuation allowance of $71.8 million and $46.0 million, respectively. The valuation allowance increased by $25.8 million and decreased by $3.6 million, during 2015 and 2014, respectively. The increase in the valuation allowance in 2015 was due to increased research & development and orphan drug credits and the decrease in deferred tax liabilities. The decrease in valuation allowance in 2014 was due to a $17.2 million adjustment to write off deferred tax assets acquired from Talon that were determined not to be realizable.
At December 31, 2015, we had federal and state net operating loss carryforwards of approximately $111.5 million and $92.7 million, respectively. We have approximately $8.9 million of foreign loss carryforwards that will begin to expire in 2022. The federal and state loss carry forwards will begin to expire in 2018 and 2016, respectively, unless previously utilized. At

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

December 31, 2015, we had federal and state tax credits of approximately $22.9 million and $3.0 million, respectively. The federal tax credit carryovers begin to expire in 2027 unless previously utilized. The state research and development credit carryforwards have an indefinite carryover period.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts by jurisdiction. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. We decided to early adopt these provision on a prospective basis as of December 31, 2015, and the adoption did not have a material impact on the accompanying Consolidated Financial Statements.
The following tabular reconciliation summarizes activity related to unrecognized tax benefits:

	2015	2014	2013
Balance at beginning of year	$1,944	$2,212	$5,482
Adjustments related to prior year tax positions	1,318	(915)	(200)
Increases related to current year tax positions	1,236	647	648
Decreases due to settlements	—	—	(1,227)
Decreases related to prior year tax positions	—	—	(2,491)
Balance at end of year	$4,498	$1,944	$2,212
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
Approximately $0.7 million, $0.7 million, and $0.3 million of the total unrecognized tax benefits as of December 31, 2015, 2014, and 2013, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.
We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2009. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations.
19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data (unaudited) for the year ended December 31, 2015 and 2014 is presented below:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 31
2015
Total revenues	$38,618	$44,982	$28,627	$50,329
Operating loss	$(21,661)	$(34)	$(16,074)	$(2,963)
Net loss	$(25,562)	$(2,346)	$(18,724)	$(4,153)
Net loss per share, basic	$(0.39)	$(0.04)	$(0.28)	$(0.07)
Net loss per share, diluted	$(0.39)	$(0.04)	$(0.28)	$(0.07)
2014
Total revenues	$40,124	$46,855	$47,990	$51,861
Operating loss	$(24,414)	$(1,396)	$(4,127)	$(1,632)
Net loss	$(27,641)	$(3,563)	$(11,539)	$(2,976)
Net loss per share, basic	$(0.44)	$(0.06)	$(0.18)	$(0.05)
Net loss per share, diluted	$(0.44)	$(0.06)	$(0.18)	$(0.05)
Net loss per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.

20. SUBSEQUENT EVENTS
Out-License of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO in Canada
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We will receive $6 million in upfront payments, development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.
FDA Approval of EVOMELA
On March 10, 2016, the FDA communicated its approval of our NDA for EVOMELA. Upon receipt of FDA approval, we are contractually obligated to make a $6.0 million milestone payment to Ligand Pharmaceuticals Incorporated within 30 days (see Note 10(b)); accordingly, this payment is due no later than April 9, 2016.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework) (“2013 COSO”).
Based on our management’s assessment, we have concluded that as of December 31, 2015, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting. Deloitte & Touche LLP’s report appears within Item 9A in this Annual Report on Form 10-K and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
(b) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Spectrum Pharmaceuticals, Inc.
Henderson, Nevada

We have audited the internal control over financial reporting of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 14, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 14, 2016

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from our definitive proxy statement related to our 2016 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 29, 2016.

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
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to the Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013
(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013

		Additions (Reductions)
Description	Balance at Beginning of Period	Additions (Recovery) to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
December 31, 2015
Allowance for doubtful accounts	$120	$—	$—	$—	$120
December 31, 2014
Allowance for doubtful accounts	$206	$(85)	$—	$(1)	$120
December 31, 2013
Allowance for doubtful accounts	$228	$11	$—	$(33)	$206

(1)	Deductions represent the actual write-off of accounts receivable balances.

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

2.3#
License and Asset Purchase Agreement, dated January 23, 2012, by and between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG. (Filed as Exhibit 2.1 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on April 27, 2012, and incorporated herein by reference.)

2.4
Agreement and Plan of Merger, dated as of April 4, 2012, by and among Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement. (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

2.5
Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC. (Filed as Exhibit 2.1 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.6
Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc. (Filed as Exhibit 2.2 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.7
Contingent Value Rights Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and Corporate Stock Transfer Inc. as rights agent. (Filed as Exhibit 2.3 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

2.8
Exchange Agreement, dated July 16, 2013, by and among Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto. (Filed as Exhibit 2.4 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on July 19, 2013, and incorporated herein by reference.)

3.1
Certificate of Incorporation, as amended through June 24, 2011. (Filed as Exhibit 3.1 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

3.2
Second Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 3.2 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on August 8, 2012, and incorporated herein by reference.)

4.1
Rights Agreement, dated as of December 13, 2010, between Spectrum Pharmaceuticals, Inc. and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, No. 000-28782, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

4.2
Registration Rights and Stockholder Agreement, dated as of February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 4.2 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

4.3
Indenture, dated as of December 23, 2013, by and between Spectrum Pharmaceuticals, Inc. and Wilmington Trust, National Association, dated as of December 23, 2013. (Filed as Exhibit 4.1 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

4.4
Form of Note for Spectrum Pharmaceuticals, Inc.’s 2.75% Convertible Senior Notes due 2018. (Filed as Exhibit 4.2 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.1
Sublease Agreement, dated as of December 2, 2010, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.2
First Amendment to Sublease Agreement, dated November 16, 2011, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.2 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 2, 2012, and incorporated herein by reference.)

10.3
Second Amendment to Sublease Agreement, dated November 12, 2012, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.10 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on February 28, 2013, and incorporated herein by reference.)

10.4
Industrial Lease Agreement, dated as of January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, No. 000-28782, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.5
First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, No. 000-28782, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.6
Second Amendment, dated March 7, 2006, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.6 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

10.7
Third Amendment, dated February 12, 2006, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.7 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

10.8
Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, 000-28782, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.9
Fifth Amendment, dated November 21, 2013, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.9 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

10.10
Sixth Amendment, dated January 31, 2014, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.10 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

10.11
Lease Agreement, dated April 7, 2014, by and between Spectrum Pharmaceuticals, Inc. and 11500 South Eastern Avenue, LLC. (Filed as Exhibit 10.1 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on August 8, 2014 and incorporated herein by reference.)

10.12
Preferred Stock and Warrant Purchase Agreement, dated as of September 26, 2003, by and among Spectrum Pharmaceuticals, Inc. and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, 000-28782, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

10.13*
Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, 000-28782, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10.14*
Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, 000-28782, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10.15*
2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, 000-28782, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

10.16*
Amendment No. 1 to 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 6, 2015, and incorporated herein by reference.)

10.17*
Long-Term Retention and Management Incentive Plan. (Filed as Exhibit 10.36 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.18*	Deferred Compensation Plan (Filed as Exhibit 4.1 to Form S-8, Reg. No. 333-176681, as filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference).

10.19*
Executive Employment Agreement by and between Spectrum Pharmaceuticals, Inc. and Rajesh C. Shrotriya, M.D., entered into June 20, 2008 and effective as of January 2, 2008. (Filed as Exhibit 10.1 to Form 8-K, 000-28782, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.20*
First Amendment to Executive Employment Agreement, dated as of April 17, 2014, by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya. (Filed as Exhibit 10.2 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on August 8, 2014 and incorporated herein by reference.

10.21*
Form of Change in Control Severance Agreement. (Filed as Exhibit 10.1 to Form 8-K, 001-35006 as filed with the Securities and Exchange Commission on March 31, 2014, and incorporated herein by reference.)

10.22+*	First Amendment to Change in Control Severance Agreement, dated February 18, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.
10.23*
Second Amendment to Change in Control Severance Agreement, dated August 6, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon. (Filed as Exhibit 10.2 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on August 7, 2015, and incorporated herein by reference.)

10.24*
Form of Indemnity Agreement of Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.32 to Form 10-K, 000-28782, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

10.25*
2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Form S-8, Reg. No. 333-160312, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.26*	2009 Incentive Award Plan. (Filed as Exhibit 99.2 to Form S-8, Reg. No. 333-160312, as filed with the Securities and Exchange Commission on June 29, 2009, and incorporated herein by reference.)

10.27*
Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, 000-28782, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.28*
Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012). (Filed as Exhibit 10.2 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.29*
Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, 000-28782, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.30*
Amendment No. 1 to 2009 Incentive Award Plan. (Filed as Exhibit 10.2 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 6, 2015, and incorporated herein by reference.)

10.31#
License and Collaboration Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 10.37 to Form 10-K, 000-28782, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.32#
Amendment to License and Collaboration Agreement, dated October 3, 2013, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 99.1 to Form 8-K/A, 001-35006, as filed with the Securities and Exchange Commission on November 18, 2013, and incorporated herein by reference.)

10.33#
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

10.34#
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

10.35#
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

10.36#
Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited (Filed as Exhibit 10.1 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on August 9, 2013, and incorporated herein by reference.)

10.37#
First Amendment to Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2015, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited. (Filed as Exhibit 10.1 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on August 7, 2015, and incorporated herein by reference.)

10.38#
Amended and Restated Supply Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company (Filed as Exhibit 10.2 to Form 10-Q, File No. 001-35006, as filed with the Securities and Exchange Commission on August 9, 2013, and incorporated herein by reference.)

10.39
License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.8 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.40
License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.9 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.41#
Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited. (Filed as Exhibit 10.11 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.42#
Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline. (Filed as Exhibit 10.12 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.43
Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.44#
Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of Spectrum Pharmaceuticals, Inc.. (Filed as Exhibit 10.14 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.45
License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.16 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.46
First Amendment to License Agreement, dated as of June 20, 2014, by and between Spectrum Pharmaceuticals, Inc. and Merck Eprova AG. (Filed as Exhibit 99.1 to Form 8-K, 001-35006, as filed with the Securities and Exchange Commission on June 26, 2014, and incorporated herein by reference).

10.47
Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.17 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.48#
License Agreement, dated March 8, 2013, by and between Spectrum Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc. (Filed as Exhibit 10.1 to Form 10-Q, 001-35006, as filed with the Securities and Exchange Commission on May 9, 2013, and incorporated herein by reference.)

10.49
Purchase Agreement, dated as of December 17, 2013, by and among Spectrum Pharmaceuticals, Inc., Jefferies LLC and RBC Capital Markets, LLC. (Filed as Exhibit 10.1 to Form 8-K, 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.50
Base Call Option Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.2 to Form 8-K, 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.51
Base Warrant Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.3 to Form 8-K, 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.52
Additional Call Option Transaction Confirmation, dated as of December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.4 to Form 8-K, 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.53
Additional Warrant Transaction Confirmation, dated as of December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.5 to Form 8-K, 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.54+#	Co-Promotion Agreement between Eagle Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated November 4, 2015.

10.55+#	License and Asset Purchase Agreement by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma International Corporation Limited, dated November 16, 2015.

10.56+#	Supply Agreement by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma Medical Company, dated November 16, 2015.

10.57
At Market Issuance Sales Agreement dated as of December 23, 2015, by and among Spectrum Pharmaceuticals, Inc., FBR Capital Markets & Co., MLV & Co. LLC and H.C. Wainwright & Co., LLC. (Filed as Exhibit 1.2 to Form S-3, Reg. No. 333-208760, as filed with the Securities and Exchange Commission on December 23, 2015, and incorporated herein by reference.)

21.1+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

23.2+	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

24.1	Power of Attorney (included in the signature page.)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.
# Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+ Filed herewith.