Form 10-Q
period 2016-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2016-05-06
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, 69,220,610 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2016
Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$132,306	$139,741
Marketable securities	246	245
Accounts receivable, net of allowance for doubtful accounts of $15 and $120, respectively	19,248	30,384
Other receivables	15,175	12,572
Inventories	3,155	4,176
Prepaid expenses and other assets	2,352	3,507
Total current assets	172,482	190,625
Property and equipment, net of accumulated depreciation	810	918
Intangible assets, net of accumulated amortization and impairment charges	184,753	190,335
Goodwill	18,044	17,960
Other assets	25,304	19,211
Total assets	$401,393	$419,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$47,503	$56,539
Accrued payroll and benefits	4,555	8,188
Deferred revenue	1,312	6,130
Drug development liability	156	259
Acquisition-related contingent obligations	6,000	5,227
Total current liabilities	59,526	76,343
Drug development liability, less current portion	14,354	14,427
Deferred revenue, less current portion	1,596	383
Acquisition-related contingent obligations, less current portion	1,708	1,439
Deferred tax liability	6,849	6,779
Other long-term liabilities	8,109	7,444
Convertible senior notes	100,933	99,377
Total liabilities	193,075	206,192
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:	—	—
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 20 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (convertible into 40,000 shares of common stock, with aggregate liquidation value of $240)	123	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 68,942,042 and 68,228,935 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	68	68
Additional paid-in capital	555,056	552,108
Accumulated other comprehensive loss	(3,485)	(5,319)
Accumulated deficit	(343,444)	(334,123)
Total stockholders’ equity	208,318	212,857
Total liabilities and stockholders’ equity	$401,393	$419,049
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product sales, net	$35,241	$38,413
License fees and service revenue	8,625	205
Total revenues	$43,866	$38,618
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	5,604	7,071
Cost of service revenue	1,282	—
Selling, general and administrative	21,962	23,335
Research and development	15,462	15,851
Amortization and impairment charges of intangible assets	5,839	14,022
Total operating costs and expenses	50,149	60,279
Loss from operations	(6,283)	(21,661)
Other (expense) income:
Interest expense, net	(2,340)	(2,228)
Change in fair value of contingent consideration related to acquisitions	(1,042)	(500)
Other income (expense), net	278	(1,035)
Total other expenses	(3,104)	(3,763)
Loss before income taxes	(9,387)	(25,424)
Benefit (provision) for income taxes	66	(138)
Net loss	$(9,321)	$(25,562)
Net loss per share:
Basic and diluted	$(0.14)	$(0.39)
Weighted average shares outstanding:
Basic and diluted	65,597,261	64,880,677
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(9,321)	$(25,562)
Other comprehensive (loss) income, net of income tax:
Unrealized gain on available-for-sale securities	1,361	779
Foreign currency translation adjustments	473	(2,006)
Other comprehensive income (loss)	1,834	(1,227)
Total comprehensive loss	$(7,487)	$(26,789)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(9,321)	$(25,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,008	7,017
Stock-based compensation	3,177	2,462
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 14)	1,385	1,270
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 14)	171	162
Bad debt (recovery) expense	(16)	44
Impairment of intangible assets (Note 3(f))	—	7,160
Unrealized foreign currency exchange loss	14	1,128
Research and development expense recognized for the value of stock issued in connection with APAZIQUONE milestone (Note 16(b)(ix))	111	—
Change in fair value of contingent consideration related to Talon and EVOMELA acquisitions (Note 9)	1,042	500
Changes in operating assets and liabilities:
Accounts receivable, net	11,186	1,864
Other receivables	(2,500)	(2,399)
Inventories	(2,741)	121
Prepaid expenses	1,154	436
Deferred tax assets	—	(235)
Other assets	(824)	(404)
Accounts payable and other accrued obligations	(9,074)	(2,778)
Accrued payroll and benefits	(3,641)	(4,056)
Drug development liability	(175)	(666)
Deferred revenue	(3,768)	7,555
Deferred tax liability	70	239
Other long-term liabilities	659	855
Net cash used in operating activities	(7,083)	(5,287)
Cash Flows From Investing Activities:
Redemption of mutual funds	(1)	—
Purchase of equity securities (Note 10)	(17)	—
Purchases of property and equipment	(61)	(78)
Net cash used in investing activities	(79)	(78)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	51	404
Purchase and retirement of restricted stock to satisfy employees' tax liability at vesting	(392)	(262)
Net cash (used in) provided by financing activities	(341)	142
Effect of exchange rates on cash and equivalents	68	(1,354)
Net decrease in cash and cash equivalents	(7,435)	(6,577)
Cash and cash equivalents—beginning of period	139,741	129,942
Cash and cash equivalents—end of period	$132,306	$123,365
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9	$331
Cash paid for interest	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In addition to an in-house clinical development organization with regulatory and data management capabilities, we have established a commercial infrastructure for our marketed products. Currently, we market six approved oncology/hematology products that target different types of non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer, acute lymphoblastic leukemia ("ALL"), and multiple myeloma ("MM").
We also have three drugs in late-stage development:

•	SPI-2012 for chemotherapy-induced neutropenia in patients with breast cancer.

•	APAZIQUONE for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer.

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with breast cancer.
(b) Basis of Presentation
Interim Financial Statements
The interim financial data as of March 31, 2016 and 2015 is unaudited, and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2015 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for SPC, as discussed below). All inter-company accounts and transactions among these legal entities have been eliminated in consolidation.
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
(c) Operating Segment

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three months ended March 31, 2016 and 2015, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the Ex-U.S. territory) are held in the U.S.
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
(c) Service Revenue: We receive fees from third-parties under certain arrangements for our sales and marketing services, research and development activities, clinical trial management, and supply chain services. Payment may be triggered by contractual fixed payment schedules, the successful completion of a phase of development, results from a clinical trial, regulatory approval events, or completion of product delivery in our capacity as an agent in such arrangement. We recognize revenue when the corresponding milestone is achieved, or the revenue is otherwise earned and due to us through our on-going activities.
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
We intend to apply the cumulative effect transition method of ASU 2014-09, and we continue to evaluate the impact of this new standard on our current revenue recognition models for product sales, license fees, and service revenue, as described above.
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
(iv) Accounts Receivable
Our accounts receivables are derived from our product sales and license fees (our service revenue is recorded in "other receivables"), and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
(v) Inventories
We value our inventory at the lower of (i) the actual cost of its purchase or manufacture, or (ii) its current market value. Inventory cost is determined on the first-in, first-out method ("FIFO"). We regularly review our inventory quantities in process of manufacture and on hand. When appropriate, we record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast by product and corresponding expiry dates.
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
(viii) Stock-Based Compensation
Stock-based compensation expense for equity awards granted to our employees and members of our board of directors is recognized on a straight-line basis over each award's vesting period. Recognized compensation expense is net of an estimated forfeiture rate, representing the percentage of awards that are expected to be forfeited (by termination of employment or service) prior to vesting. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

date of grant) which carry service conditions for vesting. When applicable, we use the Monte Carlo valuation model to value equity awards (as of the date of grant) which carry combined market conditions and service conditions for vesting.
The calculation of the fair value of stock options on the date of grant, and the recognition of stock-based compensation expense over the appropriate time period, requires uncertain assumptions, including (a) the pre-vesting forfeiture rate of the stock option, (b) the term of the stock option, (c) the stock price volatility over the term of the stock option, and (d) the risk-free interest rate over the term of the stock option.
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
All unrealized foreign exchange gains and losses associated with our intercompany loans are included in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets, as these loans with our foreign subsidiaries are not expected to be settled in the "foreseeable future." For the period January 1, 2015 through March 31, 2015, unrealized foreign exchange gains and losses associated with our intercompany loans were included in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets and in "other income (expense), net" in the Condensed Consolidated Statements of Operations. In periods prior to January 1, 2015, all unrealized foreign exchange gains and losses associated with intercompany loans were included in “other income (expense), net” in the Condensed Consolidated Statements of Operations.
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
(xiii) Fair Value Measurements
We determine measurement-date fair value based on the proceeds that would be received through the sale of the asset, or that we would pay to settle or transfer the liability, in an orderly transaction between market participants. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used in descending order to measure fair value. These tiers include the following:
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of March 31, 2016 and December 31, 2015, our holdings included within “cash and cash equivalents” and “marketable securities” were at major financial institutions.
Our investment policy requires that investments in marketable securities be in only highly-rated instruments, which are primarily U.S. treasury bills or U.S. treasury-backed securities, and limited investments in securities of any single issuer. We maintain cash balances in excess of federally insured limits with reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation ("FDIC") and other third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks on our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

The carrying amount of our equity securities, money market funds, bank certificate of deposits ("Bank CDs"), and mutual funds approximates their fair value (utilizing Level 1 or Level 2 inputs – see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our “cash and cash equivalents” and “marketable securities”:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current	Long Term
March 31, 2016
Bank deposits	$52,160	$—	$—	$52,160	$52,160	$—	$—
Money market funds	80,146	—	—	80,146	80,146	—	—
Bank certificates of deposits	246	—	—	246	—	246	—
Mutual funds	—	—	—	—	—	—	—
Total cash and equivalents and marketable securities	$132,552	$—	$—	$132,552	$132,306	$246	$—
December 31, 2015
Bank deposits	$59,625	$—	$—	$59,625	$59,625	$—	$—
Money market funds	80,116	—	—	80,116	80,116	—	—
Bank certificates of deposits	245	—	—	245	—	245	—
Mutual funds	—	—	—	—	—	—	—
Total cash and equivalents and marketable securities	$139,986	$—	$—	$139,986	$139,741	$245	$—
As of March 31, 2016, none of these securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment, Net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consist of the following:

	March 31, 2016	December 31, 2015
Computer hardware and software	$3,824	$3,785
Laboratory equipment	622	608
Office furniture	355	355
Leasehold improvements	2,880	2,872
Property and equipment, at cost	7,681	7,620
(Less): Accumulated depreciation	(6,871)	(6,702)
Property and equipment, net of accumulated depreciation	$810	$918
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the three months ended March 31, 2016 and 2015, was $0.2 million and $0.2 million, respectively.

(c) Inventories
“Inventories” consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$1,782	$1,606
Work-in-process*	7,457	4,228
Finished goods	839	1,498
(Less:) Non-current portion of inventories included within "other assets" **	(6,923)	(3,156)
Inventories	$3,155	$4,176

* In January 2016, we received $3.4 million of ZEVALIN antibody materials for its future manufacture (representing strategic long-term supply).

** The "non-current" portion of inventories is presented within "other assets" in the accompanying Condensed Consolidated Balance Sheet at March 31, 2016. This value of $6.9 million represents product that we expect to sell beyond March 31, 2017.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(d) Prepaid expenses and other assets
“Prepaid expenses and other assets” consist of the following:

	March 31, 2016	December 31, 2015
Prepaid operating expenses	$2,352	$3,507
Current portion of debt issuance costs*	—	—
Prepaid expenses and other assets	$2,352	$3,507
* Beginning January 1, 2016, our debt issuance costs (current and non-current portions) were retrospectively reclassified from “prepaid expenses and other assets” and "other assets" to a reduction of the carrying amount of “convertible senior notes” (i.e., contra-liability - see Note 14) within our accompanying Consolidated Balance Sheets, in accordance with the FASB-issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). These amounts were $2.0 million and $2.2 million (including current and non-current portions) as of March 31, 2016 and December 31, 2015, respectively.
(e) Other receivables
“Other receivables” consist of the following:

	March 31, 2016	December 31, 2015
Income tax receivable	$754	$1,301
Insurance receivable	7,188	7,100
Mundipharma promissory note	2,347	2,215
CASI note - short term*	1,500	—
Eagle service revenue and support costs	1,450	—
Research and development expenses - reimbursements due	1,617	1,699
Other miscellaneous receivables	319	257
Other receivables	$15,175	$12,572
* This full balance was prospectively reclassified as of March 31, 2016 to "other receivables" (presented within current assets on the accompanying Condensed Consolidated Balance Sheets) from "other assets" (presented within non-current assets) due to this note's maturity date of March 17, 2017 (i.e., within 12 months of March 31, 2016) - see Note 10.
(f) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization and impairment charges” consist of the following:

		March 31, 2016
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights (1)	7,700	—	—	—	7,700	156	156
BELEODAQ distribution rights	25,000	(3,281)	—	—	21,719	160	139
MARQIBO distribution rights	26,900	(9,624)	—	—	17,276	81	48
FOLOTYN distribution rights	118,400	(31,834)	—	—	86,566	152	110
ZEVALIN distribution rights – U.S.	41,900	(31,477)	—	—	10,423	123	36
ZEVALIN distribution rights – Ex-U.S.	23,490	(13,543)	(3,566)	—	6,381	96	48
FUSILEV distribution rights (2)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (3)	27,900	(9,789)	—	(1,023)	17,088	110	76
Total intangible assets	$305,668	$(109,166)	$(3,566)	$(8,183)	$184,753

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(1)
The FDA approval of EVOMELA in March 2016 triggered a $6 million payment due to CyDex Pharmaceuticals, Inc. (a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated). This event also resulted in a reclassification of our $7.7 million "EVOMELA IPR&D" to "EVOMELA distribution rights" due to our ability to begin its commercialization with this FDA approval. In accordance with our capitalization policy for intangible assets, amortization will commence on the first day of the following month of this reclassification (i.e., April 1, 2016).

(2)
On February 20, 2015, the U.S. District Court for the District of Nevada found the patent covering FUSILEV to be invalid, which was upheld on appeal. On April 24, 2015, Sandoz began to commercialize a generic version of FUSILEV. This represented a “triggering event” under applicable GAAP in evaluating the value of our FUSILEV distribution rights as of March 31, 2015, resulting in a $7.2 million impairment charge (non-cash) in the first quarter of 2015. We accelerated amortization expense recognition in 2015 for the remaining net book value of FUSILEV distribution rights.

(3)
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

		December 31, 2015
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600
EVOMELA IPR&D	7,700	—	—	—	7,700
BELEODAQ distribution rights	25,000	(2,812)	—	—	22,188
MARQIBO distribution rights	26,900	(8,544)	—	—	18,356
FOLOTYN distribution rights	118,400	(29,474)	—	—	88,926
ZEVALIN distribution rights – U.S.	41,900	(30,608)	—	—	11,292
ZEVALIN distribution rights – Ex-U.S.	23,490	(12,632)	(4,353)	—	6,505
FUSILEV distribution rights	16,778	(9,618)	—	(7,160)	—
FOLOTYN out-license	27,900	(9,109)	—	(1,023)	17,768
Total intangible assets	$305,668	$(102,797)	$(4,353)	$(8,183)	$190,335

Intangible asset amortization expense recognized during the three months ended March 31, 2016 was $5.8 million, as compared to $14.0 million of amortization and impairment expense recognized in the prior year period (of which $7.2 million relates to the impairment of the FUSILEV distribution rights, and the remaining $6.9 million relates to scheduled amortization expense).

Estimated intangible asset amortization expense for the remainder of 2016 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31,
Remainder of 2016	$18,017
2017	24,023
2018	24,023
2019	21,417
2020	16,113
2021	14,634
2022 and thereafter	48,926
$167,153
“Goodwill” is comprised of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	March 31, 2016	December 31, 2015
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(353)	(437)
Goodwill	$18,044	$17,960
(g) Other assets
“Other assets” are comprised of the following:

	March 31, 2016	December 31, 2015
Equity securities and secured promissory note - CASI (see Note 10)*	$7,520	$6,689
Supplies and deposits**	1,165	185
2018 Convertible Notes issuance costs (excluding current portion)***	—	—
Executive officer life insurance – cash surrender value	9,651	9,181
Inventories - non-current portion	6,923	3,156
Other miscellaneous assets	45	—
Other assets	$25,304	$19,211

* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond March 31, 2016, as discussed in Note 10. Unrealized gains from these equity securities were recognized through “unrealized gain on available-for-sale securities" within the Condensed Consolidated Statements of Comprehensive Loss, and were $1.4 million for the three months ended March 31, 2016.

** Of this balance at March 31, 2016, $1.0 million relates to ZEVALIN inventories that we intend to consume in research and development activities in future periods as part of our new contract manufacturer validation process. Accordingly, we have presented this value within "other assets" rather than "inventories" due to our present intention for these units.

*** Beginning January 1, 2016, our debt issuance costs (current and non-current portions) were retrospectively reclassified from “prepaid expenses and other assets” and "other assets" to a reduction of the carrying amount of “convertible senior notes” (i.e., contra-liability - see Note 14) within our accompanying Consolidated Balance Sheets, in accordance with ASU 2015-03. These amounts were $2.0 million and $2.2 million (including current and non-current portions) as of March 31, 2016 and December 31, 2015, respectively.
(h) Accounts payable and other accrued liabilities
“Accounts payable and other accrued liabilities” are comprised of the following:

	March 31, 2016	December 31, 2015
Trade accounts payable and other accrued liabilities	$31,922	$26,684
Accrued rebates	6,978	18,166
Accrued product royalty	4,076	4,908
Allowance for returns	1,429	1,394
Accrued data and distribution fees	1,126	1,830
Accrued GPO administrative fees	521	1,058
Accrued inventory management fee	210	498
Allowance for chargebacks	1,241	2,001
Accounts payable and other accrued liabilities	$47,503	$56,539

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets specifically for gross-to-net ("GTN") estimates (see Note 2(i)) are as follows:

	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2014	$45,822	$8,284	$1,135
Add: provisions	75,498	15,928	1,486
(Less): credits or actual allowances	(101,153)	(20,826)	(1,227)
Balance as of December 31, 2015	20,167	3,386	1,394
Add: provisions	19,952	2,227	590
(Less): credits or actual allowances	(31,900)	(3,755)	(555)
Balance as of March 31, 2016	$8,219	$1,858	$1,429
(i) Deferred revenue
Deferred revenue (current and non-current) is comprised of the following:

	March 31, 2016	December 31, 2015
Mundipharma deferred revenue (see Note 11)	$2,472	$—
FUSILEV deferred revenue*	—	6,083
Dr. Reddy's out-license (see Note 16(b)(iii))	436	430
Deferred revenue	$2,908	$6,513
* In the third quarter 2015, we deferred revenue recognition related to certain FUSILEV product shipments that did not meet our revenue recognition criteria (see Note 2(i)(a)), aggregating $9.9 million. Specifically, this deferral resulted from our inability to concurrently estimate future rebate values (with requisite precision) offered to our customers in order to compete with generic products. During the fourth quarter of 2015, we recognized $3.8 million for these third quarter shipments, and $6.1 million remained deferred as of December 31, 2015. In the first quarter 2016, this $6.1 million of deferred revenue was recognized in full.

(j) Other long-term liabilities
Other long-term liabilities are comprised of the following:

	March 31, 2016	December 31, 2015
Accrued executive deferred compensation	$7,117	$6,458
Deferred rent (non-current portion)	235	248
Clinical study holdback costs, non-current	19	—
Other tax liabilities	738	738
Other long-term liabilities	$8,109	$7,444

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2016	2015
Gross product sales	$58,011	$62,598
Commercial rebates and government chargebacks	(19,953)	(18,144)
Data and distribution fees, GPO fees, and inventory management fees	(2,227)	(5,571)
Product returns allowance	(590)	(470)
Net product sales	$35,241	$38,413

5. NET PRODUCT SALES BY GEOGRAPHIC REGION AND PRODUCT LINE
The below table presents our net product sales by geography for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
United States	$33,779	95.9%	$36,546	95.1%
International:
Europe	1,462	4.1%	644	1.7%
Asia Pacific*	—	—%	1,223	3.2%
Total international	1,462	4.1%	1,867	4.9%
Net product sales	$35,241	100.0%	$38,413	100.0%

* See Note 11 for discussion of our November 2015 out-license for Asia Pacific territory to Mundipharma.

The below table presents our net product sales by product line for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
FUSILEV	$15,209	43.2%	$20,167	52.5%
FOLOTYN	13,292	37.7%	9,316	24.3%
ZEVALIN	2,783	7.9%	4,223	11.0%
MARQIBO	929	2.6%	1,893	4.9%
BELEODAQ	3,028	8.6%	2,814	7.3%
Net product sales	$35,241	100.0%	$38,413	100.0%

6. STOCK-BASED COMPENSATION
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “Total operating costs and expenses” for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Cost of product sales	$27	$—
Research and development	381	433
Selling, general and administrative	2,769	2,029
Total stock-based compensation	$3,177	$2,462

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net loss	$(9,321)	$(25,562)
Weighted average shares – basic and diluted	65,597,261	64,880,677
Net loss per share – basic and diluted	$(0.14)	$(0.39)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact would have been anti-dilutive due to net loss per share in the three months ended March 31, 2016 and 2015, as summarized below:

	Three Months Ended March 31,
	2016	2015
2018 Convertible Notes	11,401,284	11,401,284
Common stock options	982,748	1,825,868
Restricted stock awards	2,592,614	1,528,815
Common stock warrants	—	71,227
Preferred stock	40,000	40,000
Total	15,016,646	14,867,194

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

8. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories:

	March 31, 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$246	$—	$246
Money market currency funds	—	80,146	—	80,146
Equity securities	7,520	—	—	7,520
Secured promissory note	—	—	—	—
Mutual funds	—	45	—	45
Deferred compensation investments, including life insurance cash surrender value	—	9,651	—	9,651
	$7,520	$90,088	$—	$97,608
Liabilities:
Deferred executive compensation liability	$—	$7,117	$—	$7,117
Deferred drug development liability	—	—	14,510	14,510
Ligand Contingent Consideration	—	—	6,000	6,000
Talon CVR	—	—	1,646	1,646
Corixa Liability	—	—	62	62
	$—	$7,117	$22,218	$29,335

	December 31, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$245	$—	$245
Money market currency funds	—	80,116	—	80,116
Equity securities	5,189	—	—	5,189
Deferred compensation investments, including life insurance cash surrender value	—	9,181	—	9,181
	$5,189	$89,542	$—	$94,731
Liabilities:
Deferred executive compensation liability	$—	$6,458	$—	$6,458
Deferred drug development costs	—	—	14,686	14,686
Ligand Contingent Consideration	—	—	5,227	5,227
Talon CVR	—	—	1,377	1,377
Corixa Liability	—	—	62	62
	$—	$6,458	$21,352	$27,810

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2014	$23,127
Deferred drug development costs	(1,099)
Ligand Contingent Consideration	326
Talon CVR	(1,002)
Corixa Liability	—
Balance at December 31, 2015	21,352
Deferred drug development costs (see Note 15)	(176)
Ligand Contingent Consideration (see Note 9(b))	773
Talon CVR (see Note 9(a))	269
Corixa Liability (see Note 16(b)(i))	—
Balance at March 31, 2016*	$22,218
* This amount is comprised of the current and non-current portions of “drug development liability” and “acquisition-related contingent obligations” on our accompanying Condensed Consolidated Balance Sheets.

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
The CVR was valued using a valuation model that probability-weights expected outcomes (ranging from 50% to 100%) and discounts those amounts to their present value, using an appropriate discount rate (these represent unobservable inputs and are therefore classified as Level 3 inputs – see Note 2 (xiii)). The CVR has a maximum payout of $195 million if all sales and regulatory approval milestones are achieved, as summarized below:

•	$5 million upon the achievement of net sales of MARQIBO in excess of $30 million in any calendar year

•	$10 million upon the achievement of net sales of MARQIBO in excess of $60 million in any calendar year

•	$25 million upon the achievement of net sales of MARQIBO in excess of $100 million in any calendar year

•	$50 million upon the achievement of net sales of MARQIBO in excess of $200 million in any calendar year

•	$100 million upon the achievement of net sales of MARQIBO in excess of $400 million in any calendar year

•	$5 million upon receipt of marketing authorization from the FDA regarding Menadione Topical Lotion

Talon CVR Fair Value as of March 31, 2016 and December 31, 2015
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value of Talon CVR
December 31, 2015	$1,377
Fair value adjustment for the three months ended March 31, 2016	269
March 31, 2016	$1,646
(b) Acquisition of Rights to EVOMELA and Related Contingent Consideration
Overview of Acquisition of Rights to EVOMELA
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled®, propylene glycol-free MELPHALAN (which we recently branded as “EVOMELA”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. We acquired these rights from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated (“Ligand”) for an initial license fee of $3 million.
We accounted for this transaction as a business combination, which requires that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date.
We are required to pay Ligand additional amounts up to an aggregate $66 million (inclusive of the $6 million milestone payment triggered in March 2016, as further discussed below), upon the achievement of certain regulatory milestones and net sales thresholds, and we also assumed full financial responsibility for its ongoing clinical and regulatory development program. We also must pay royalties of 20% on our future net sales of EVOMELA in all territories.
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

EVOMELA IPR&D	$7,700
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

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and are therefore represent Level 3 values - see Note 2(xiii)). In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand (“Ligand Contingent Consideration”) that was paid in April 2016. "EVOMELA IPR&D" of $7.7 million was reclassified to "EVOMELA distribution rights" within "Intangible assets, net of accumulated amortization and impairment charges" in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016. Amortization related to this intangible asset will commence on April 1, 2016.
Ligand Contingent Consideration Fair Value as of March 31, 2016 and December 31, 2015

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

The fair value of the Ligand Contingent Consideration was the full $6 million payment due as of March 31, 2016. Accordingly, in the first quarter of 2016, we recorded a $0.8 million adjustment to the “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2015	$5,227
Fair value adjustment for the three months ended March 31, 2016	773
March 31, 2016	$6,000

(c) Allos Acquisition
We acquired Allos Therapeutics, Inc. (“Allos”) on September 5, 2012, which was accounted for as a business combination. Our total cash consideration for this acquisition was $205.2 million, through which we acquired FOLOTYN distribution rights. We have no contingent consideration obligations as part of this transaction.

10. OUT-LICENSE OF MARQIBO, ZEVALIN, AND EVOMELA IN CHINA TERRITORY TO CASI
Overview of CASI Out-License
On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, EVOMELA (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for the rights related to ZEVALIN and EVOMELA and a secured promissory note for the rights related to MARQIBO. Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues additional securities. In February 2016, we acquired an additional 1.7 million common shares of CASI at par value, resulting in our total holding of 7.1 million common shares as of March 31, 2016.
CASI will be responsible for the development and commercialization of these three drugs, including the submission of import drug registration applications to regulatory authorities and conducting any confirmatory clinical studies in greater China. We will provide CASI with future commercial supply of the CASI Out-Licensed Products under typical market terms.
Proceeds Received in the Third Quarter of 2014
The proceeds we received, and its fair value on the CASI Out-License execution date, consisted of the following:

CASI common stock (5.4 million shares)	$8,649	(a)
CASI secured promissory note due March 17, 2017, net of fair value discount ($1.5 million face value and 0.5% annual coupon)	1,310	(b)
Total consideration received, net of fair value discount	$9,959

(a)
Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $7.5 million as of March 31, 2016 within "other assets" (rather than "marketable securities") on our accompanying Condensed Consolidated Balance Sheets. The change in fair value of these securities is reported within “unrealized gain on available-for-sale securities" on the Condensed Consolidated Statements of Comprehensive Loss.

(b)
Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. The face value of the promissory note as of March 31, 2016 is included within "other receivables" on the accompanying Condensed Consolidated Balance Sheets.

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

11. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES TO MUNDIPHARMA

On November 16, 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015, and $0.4 million of the $3 million payment was recognized in the same caption in the first quarter of 2016. As of March 31, 2016, $2.5 million remains deferred and is presented within "deferred revenue" (current and non-current) in the accompanying Condensed Consolidated Balance Sheets. As Mundipharma has sales of ZEVALIN kits in their territories, the remaining unrecognized portion of this $3 million payment will be reported by us within "license fees and service revenue" on an established per-unit basis. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from their ZEVALIN sales - see Note 16(b)(ii).

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

12. OUT-LICENSE OF ZEVALIN, FOLOTYN, BELEODAQ, AND MARQIBO IN CANADA TERRITORY TO SERVIER
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in the accompanying Condensed Consolidated Statement of Operations. We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.

13. CO-PROMOTION ARRANGEMENT WITH EAGLE PHARMACEUTICALS
On November 4, 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. ("Eagle") whereby designated members of our sales force will concurrently market up to six of Eagle's pharmaceutical products along with our products, in return for fixed monthly payments over the initial 18 month contract term through June 30, 2017, aggregating $12.8 million (the "Eagle Agreement"). We are also eligible to receive milestone payments of up to $5 million for sales made in 2016 that exceed certain thresholds, and up to $4 million for sales made in the first half 2017 that exceed certain thresholds. In addition, for performance above such sales levels in 2016, and in the first half of 2017, we are eligible to receive variable-based payments in the high single-digits on incremental sales of Eagle's products above these established threshold levels.
The fixed payments received by us, as well as reimbursable costs for certain marketing activities that we coordinate with third parties on Eagle's behalf, are recognized within "license fees and service revenue" on our accompanying Consolidated Statement of Operations. This amount was $1.9 million for the quarter ended March 31, 2016. Any variable payments due to us will be recognized in the period earned and reported within the same revenue caption.
An allocation of our sales personnel costs that are dedicated to Eagle sales activities are reported within "cost of service revenue" on our accompanying Consolidated Statement of Operations, as are reimbursable costs for Eagle marketing activities. These were an aggregate $1.3 million for the quarter ended March 31, 2016.
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
As of March 31, 2016, the 2018 Convertible Notes are not eligible to be converted into our common stock, as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of our common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the principal amount of $120 million in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of March 31, 2016 is summarized as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(17,067)
(Less): Debt issuance costs (see Note 3(d))	(2,000)
March 31, 2016 carrying value	$100,933

As of March 31, 2016 and December 31, 2015, the estimated aggregate fair value of the 2018 Notes is $106.6 million and $105.1 million, respectively. These fair value estimates are less than the principal amount of $120 million, largely since the conversion feature of the 2018 Notes was, and remains, out-of-the-money. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the three months ended March 31, 2016:

Contractual coupon interest expense	$825
Amortization of debt issuance costs	171
Accretion of debt discount	1,385
Total	$2,381
Effective interest rate	8.66%

15. MUNDIPHARMA AGREEMENT AND DRUG DEVELOPMENT LIABILITY
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

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2015	$259	$14,427	$14,686
Transfer from long-term to current in 2016	74	(74)	—
(Less): Expenses incurred in 2016	(176)	—	(176)
Balance at March 31, 2016	$157	$14,353	$14,510

16. COMMITMENTS AND CONTINGENCIES

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
(b) In-Licensing and Out-Licensing Agreements, Co-Development Agreements, and Milestone Payments
Our drug candidates are being developed pursuant to license agreements that provide us with territory-specific rights to its manufacture, sublicense, and sale. We are generally responsible for all development costs, patent filings and maintenance costs, sales and marketing costs, and liability insurance costs. We are also obligated to make certain milestone payments to third parties upon the achievement of regulatory and sales milestones that are specified in these license agreements. We estimate and present a corresponding liability on our Condensed Consolidated Balance Sheets when amounts are probable and reasonably estimable. In addition, we are obligated to pay royalties based on our current and future net sales of in-licensed products.
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
In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In consideration for the rights granted under the agreement, concurrent with the closing, we paid Bayer a one-time fee of €19 million. Our ex-U.S. net sales-based royalty to Bayer ranges between the single digits to mid-teens. We amended the agreement in February 2016. Under the amendment, in the event that we elect to sublicense the rights in certain countries, our applicable royalty on net sales to Bayer would be adjusted to a tiered rate from the single digits to 20% in such countries. Unless earlier terminated, the term of the agreement, as amended, continues until the expiration of the last-to-expire patent covering the sale of a licensed product in the relevant country, or 15 years from the date of first commercial sale of the licensed product in such country, whichever is longer.
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
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
On November 16, 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited ("Mundipharma") for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015, and $0.4 million of the $3 million payment was recognized in the same caption in the first quarter of 2016. As of March 31, 2016, $2.5 million remains deferred and is presented within "deferred revenue" (current and non-current) in the accompanying Condensed Consolidated Balance Sheets. As Mundipharma has sales of ZEVALIN kits in their territories, the remaining unrecognized portion of this $3 million value will be recognized by us in subsequent periods within "license fees and service revenue" on an established per-unit basis. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from their ZEVALIN sales (see Note 16(b)(ii)).
We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone, that if/when achieved, will also be reported within "license fees and service revenue".
(v) FUSILEV: In-License Agreement with Merck & Cie AG
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
(vi) FOLOTYN: In-License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute
In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International, and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary in September 2012, we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and will have sole responsibility for all commercialization activities. In addition, we pay graduated royalties to our licensors based on our (including sub licensees) worldwide annual net sales of FOLOTYN. Royalties are 8% of annual worldwide net sales up to $150 million; 9% of annual worldwide net sales of $150 million through $300 million; and 11% of annual worldwide net sales in excess of $300 million.
(vii) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In March 2013, we completed the acquisition of exclusive global development and commercialization rights to
EVOMELA from Ligand (see Note 9(b)). We filed a New Drug Application ("NDA") with the FDA in December 2015 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. On March 10, 2016, the FDA communicated its approval of the NDA for EVOMELA. In connection with this FDA approval, we made a $6 million milestone payment to Ligand on April 13, 2016.

We are required to pay Ligand additional amounts of up to $66 million (inclusive of the $6 million milestone payment we made for FDA approval), upon the achievement of certain regulatory milestones and net sales thresholds, which we have valued at $6 million and $5.2 million within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Statements of Operations as of March 31, 2016 and December 31, 2015, respectively. We will also pay royalties of 20% on our net sales of licensed products in all territories.
(viii) MARQIBO: Contingent Consideration Agreement with Talon Therapeutics, Inc.
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $1.6 million and $1.4 million liability within “acquisition-related contingent obligations” as of March 31, 2016 and December 31, 2015, respectively. The CVR has a maximum payout value of $195 million if all sales and regulatory approval milestones are achieved.
(ix) APAZIQUONE: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for APAZIQUONE. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). In October 2008, pursuant to a letter agreement with NDDO Research Foundation (“NDDO”), we agreed to pay NDDO the following in relation to APAZIQUONE milestones: (a) upon FDA acceptance of the NDA, the issuance of 25,000 of our common shares (which occurred in March 2016, and the $0.1 million value of these shares is included in "research and development" expense for the three months ended March 31, 2016) and (b) upon FDA approval of the drug (its target decision date is set for December 11, 2016), a one-time payment of $0.3 million.
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
(xi) BELEODAQ: In-License and Collaboration Agreement with Onxeo
In February 2010, we entered into a licensing and collaboration agreement with TopoTarget A/S (now Onxeo DK) (“Onxeo”), as amended in October 2013, for the development and commercialization of BELEODAQ. The agreement provides

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

that we have the exclusive right to manufacture, develop, and commercialize BELEODAQ in North America and India, with an option for China. Pursuant to the terms of this agreement, we paid Onxeo an upfront fee of $30 million in 2010.
Under continuing terms, all development, including studies, will be conducted under a joint development plan, which we will fund 70% of such costs, and Onxeo will fund 30%. We have final decision-making authority for all developmental activities in North America and India (and China upon exercise of its option). Onxeo has final decision-making authority for all developmental activities in all other jurisdictions. In February 2014, upon FDA acceptance of our new drug application, we issued one million shares of our common stock, and made a $10 million milestone payment to Onxeo. The aggregate payout value of this first milestone at achievement was $17.8 million, and was recognized within “research and development” in the first quarter of 2014.
In July 2014, we received approval from the FDA for BELEODAQ’s use for injection and treatment of relapsed or refractory peripheral T-cell lymphoma. As a result, we paid a second milestone payment to Onxeo of $25 million in November 2014, which we capitalized as an amortizable intangible asset. Other potential milestone payments due upon BELEODAQ regulatory achievements and sales thresholds (aggregating up to $278 million) are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets.
We will pay Onxeo future royalties in the mid-teen digits based on net sales of BELEODAQ. The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory with certain provisions surviving, unless earlier terminated in accordance with its terms.
(xii) SPI-2012: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company
In January 2012 (and as amended in March 2014 and October 2014), we entered into a License, Development, and Supply Agreement with Hanmi Pharmaceutical Company, Ltd. (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of the agreement, as amended, we have primary financial responsibility for the SPI-2012 development plan. We have worldwide rights for SPI-2012, except for Korea, China, and Japan. As of March 31, 2016, we owed Hanmi a milestone payment of $1.9 million (as quantified under GAAP), based on initial patient dosing in January 2016 as part of our Phase III study. This will be settled through the combination of cash paid on Hanmi's behalf to applicable tax authorities, and the issuance of 318,750 of our common shares to Hanmi. This value was recognized within "research and development" expense in accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2016. We also will be responsible for milestones relating to regulatory approvals and sales thresholds (aggregating $238 million), which are not included within "total liabilities" in our Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the mid-teen digits on our net sales of SPI-2012.
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
Under the terms of this agreement, we received the exclusive rights to commercialize POZIOTINIB globally, excluding Korea and China. Hanmi, and its development partners, will bear full responsibility for completion of on-going Phase 2 trials in Korea. We will bear full financial responsibility for all other clinical studies. We will pay Hanmi future regulatory and sales-dependent milestones payments (aggregating $358 million), which are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the low to mid-teen digits on our net sales of POZIOTINIB.
(xiv) ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO: Out-License Agreement with Servier
In January 2016, we entered into a strategic partnership with Servier Canada, Inc. for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received an aggregate $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue". We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At March 31, 2016 and December 31, 2015, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $7.1 million and $6.5 million, respectively, and are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
FUSILEV ANDA Litigation
On June 18, 2014, January 23, 2015, July 17, 2015 and September 3, 2015 respectively, we filed suit against Ben Venue Laboratories, Inc., Amneal Pharmaceuticals, Inc., and Actavis LLC. respectively, following Paragraph IV certifications in connection with their filing separate ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

District Court for the Districts of Nevada seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs incurred in such matters. On November 24, 2014 the complaint in the Ben Venue case was amended to substitute the original defendant Ben Venue Laboratories, Inc. with successors West-Ward Pharmaceutical Corp. and Eurohealth International SARL. The foregoing matters remain stayed, but unless the Company pursues and is successful in the further appeal of a related case, we anticipate judgment will be entered in favor of the defendants pursuant to stay agreements with such defendants.
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
Stockholder Litigation
John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from the Company’s March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, the Company’s stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of Company stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint. On March 26, 2015, the court denied the motion to dismiss. On June 15, 2015, the Court ordered a stay of the proceedings pending the outcome of mediation between the parties. On October 27, 2015, we reached a $7 million settlement in principle with the lead plaintiff (which involved our insurance carrier, as the reimbursing party in full), subject to preliminary and final court approval. We have included this settlement amount, along with $0.2 million of reimbursable legal expenses for this matter, on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 within "other receivables" and "accounts payable and other accrued liabilities." On January 26, 2016, the Court preliminarily approved the settlement. The Court has scheduled a hearing on final approval of the settlement for June 13, 2016.
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
17. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes of $0.1 million and a provision for income taxes of $0.1 million for the three months ended March 31, 2016 and 2015, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our

Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

•	our ability to successfully develop, obtain regulatory approval for and market our products;

•	our ability to continue to grow sales revenue of our marketed products;

•	risks associated with doing business internationally;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	the ability to timely deliver product supplies to our customers;

•	our ability to identify new product candidates and to successfully integrate those product candidates into our operations;

•	the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations;

•	our ability to protect our intellectual property rights;

•	competition in the marketplace for our drugs;

•	delay in approval of our products or new indications for our products by the FDA;

•	actions by the FDA and other regulatory agencies, including international agencies;

•	securing positive reimbursement for our products;

•	the impact of any product liability, or other litigation to which we are, or may become a party;

•	the impact of legislative or regulatory reform of the healthcare industry and the impact of recently enacted healthcare reform legislation;

•	the availability and price of acceptable raw materials and components from third-party suppliers, and their ability to meet our demands;

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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. In addition to an in-house clinical development organization with regulatory and data management capabilities, we have established a commercial infrastructure for our marketed products. Currently, we have six approved oncology/hematology products that target different types of NHL, advanced metastatic colorectal cancer, ALL, and MM.
We also have three drugs in late stage development:
•SPI-2012 for chemotherapy-induced neutropenia in patients with breast cancer.

•	APAZIQUONE for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer.

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with breast cancer.
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2015, “Business” section for a discussion of our:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals
During the three months ended March 31, 2016 and through the filing date of this quarterly report, we accomplished various critical business objectives, which included:

•
SPI-2012: During January 2016, we initiated our Phase III ADVANCE trial of SPI-2012, being conducted under a Special Protocol Assessment ("SPA") agreement with the FDA. Enrollment in this study is progressing and we have designated more than 100 sites for the study.

•
APAZIQUONE: In August 2015, we reached agreement with the FDA on the SPA of the planned Phase 3 clinical trial of APAZIQUONE. This trial commenced with its first patient dosing in October 2015, and is designed to evaluate the intravesical use of this drug for the treatment of patients with non-muscle invasive bladder cancer ("NMIBC") as one or two instillations, immediately following transurethral resection of bladder tumor ("TURBT"). Due to the high rate of recurrence for NMIBC, there is a significant unmet medical need and the overall cost of bladder cancer treatment in the U.S. is $3.4 billion annually, most of which is related to the direct treatment of this disease. Accordingly, this drug represents much-needed therapy for patients and provides a meaningful opportunity to reduce overall medical costs. In December 2015, we submitted our NDA for APAZIQUONE with the FDA, and in February 2016, the FDA communicated its acceptance of this NDA with a target decision date of December 11, 2016.

•
POZIOTINIB: In November 2015, we submitted an Investigational New Drug ("IND") application with the FDA. In March 2016, we initiated our Phase 2 breast cancer trial. The Phase 2 study is an open-label study that will enroll approximately 70 patients with HER-2 positive metastatic breast cancer, who have failed at least two HER-2 directed therapies. The dose and schedule of oral POZIOTINIB will be based on clinical experience from the studies in Korea, and in addition include the use of prophylactic therapies to help minimize known side-effects of HER-2 directed therapies.

•
EVOMELA (formerly referred to as Captisol-Enabled MELPHALAN): On October 23, 2015, we received a Complete Response Letter ("CRL") from the FDA for our EVOMELA NDA. A CRL is a standard communication from the FDA that informs companies that an application cannot be approved in its present form. Nonclinical deficiencies were identified, however, the FDA did not identify any clinical deficiencies for this drug in the CRL, and we subsequently resubmitted our NDA. On March 10, 2016, the FDA communicated its NDA approval for EVOMELA as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with MM, and for the palliative treatment of patients with MM for whom oral therapy is not appropriate. In April 2016, we launched EVOMELA, our sixth anti-cancer drug, with our existing sales force.

•
Out-license with Servier Canada: On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in the accompanying Condensed Consolidated Statement of Operations. We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.

CHARACTERISTICS OF OUR REVENUE AND EXPENSES
See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, Characteristics of Our Revenue and Expenses for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, Critical Accounting Policies and Estimates for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

RESULTS OF OPERATIONS
Operations Overview – Three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016		2015
	($ in thousands)
Total revenues	$43,866	100.0%	$38,618	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	5,604	12.8%	7,071	18.3%
Cost of service revenue	1,282	2.9%	—	—%
Selling, general and administrative	21,962	50.1%	23,335	60.4%
Research and development	15,462	35.2%	15,851	41.0%
Amortization and impairment charges of intangible assets	5,839	13.3%	14,022	36.3%
Total operating costs and expenses	50,149	114.3%	60,279	156.1%
Loss from operations	(6,283)	(14.3)%	(21,661)	(56.1)%
Interest expense, net	(2,340)	(5.3)%	(2,228)	(5.8)%
Change in fair value of contingent consideration related to acquisitions	(1,042)	(2.4)%	(500)	(1.3)%
Other income (expense), net	278	0.6%	(1,035)	(2.7)%
Loss before income taxes	(9,387)	(21.4)%	(25,424)	(65.8)%
Benefit (provision) for income taxes	66	0.2%	(138)	(0.4)%
Net loss	$(9,321)	(21.2)%	$(25,562)	(66.2)%
THREE MONTHS ENDED MARCH 31, 2016 VERSUS 2015
Total Revenues

	Three months ended March 31,
	2016	2015	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$15.2	$20.2	$(5.0)	(24.8)%
FOLOTYN	13.3	9.3	4.0	43.0%
ZEVALIN	2.8	4.2	(1.4)	(33.3)%
MARQIBO	0.9	1.9	(1.0)	(52.6)%
BELEODAQ	3.0	2.8	0.2	7.1%
	$35.2	$38.4	$(3.2)	(8.3)%
License fees and service revenue	8.6	0.2	8.4	>100.0%
Total revenues	$43.8	$38.6	$5.2	13.5%
Product sales, net. To derive net product sales, gross product revenues in each period are reduced by management's latest estimated provisions for (i) product returns, (ii) government chargebacks, (iii) prompt pay discounts, (iv) commercial rebates, (v) Medicaid rebates, and (vi) distribution, data, and GPO administrative fees. Management considers various factors in the determination of these provisions, which are described in more detail within "Critical Accounting Policies and Estimates" of our 2015 Form 10-K.

FUSILEV revenue decrease is attributable to a significant decline in our unit sales due to the competitive launch in April 2015 of generic levo-leucovorin product - see Note 3(f), and to a lesser extent, a moderate decrease in our net average sales price per unit. Our reported revenue in the current period is inclusive of previously deferred revenue of $6.1 million as of December 31, 2015 - see Note 3(i).

FOLOTYN revenue increase is due to a significant increase in units sold in the current period, and to a lesser extent, a moderate increase in our net average sales price per unit.
ZEVALIN revenue decrease is due to a large decline in units sold in the current period in the U.S. and ex-U.S. territories. In November 2015, we entered into an out-license agreement for ZEVALIN within various ex-U.S. territories that contributed to our product revenue decline, particularly in Japan (see Note 11).
MARQIBO revenue decrease is due to a significant decline units sold during the period, and to a lesser extent, a moderate decrease in our net average sales price per unit.
BELEODAQ revenue increased as a result a small increase in the average net sales price per unit, partially offset by a small decrease in the units sold during the period.
License fees and service revenue. Our license fees and service revenue in the current period includes the following: (i) $6.0 million in upfront fees related to the out-license of ZEVALIN, FOLOTYN, MARQIBO, and BELEODAQ to Servier in the Canada territory (see Note 12), (ii) $1.9 million in fees from our co-promotion with Eagle Pharmaceuticals (see Note 13), and (iii) $0.7 million from out-license royalties. The prior period amount is solely attributable to out-license royalties.
Operating Expenses

	Three months ended March 31,
	2016	2015	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$5.6	$7.1	$(1.5)	(21.1)%
Cost of service revenue	1.3	—	1.3	100.0%
Selling, general and administrative	22.0	23.3	(1.3)	(5.6)%
Research and development	15.5	15.9	(0.4)	(2.5)%
Amortization and impairment of intangible assets	5.8	14.0	(8.2)	(58.6)%
Total operating costs and expenses	$50.2	$60.3	$(10.1)	(16.7)%
Cost of Product Sales. Cost of product sales declined with the decrease in sales in the current period, as well as the impact of product sales mix between the periods.
Cost of Service Revenue. Cost of service revenue exclusively relates to our allocated commercial and marketing expenses for the promotion and sale of Eagle's products (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses decreased by $1.3 million, largely driven by the allocation of employee costs for Eagle's products to "cost of service revenue," offset by increases in legal expenses related to ongoing FOLOTYN patent litigation.

Research and Development. Research and development expenses remained consistent in the first quarter of 2016 as compared to the prior year period.
Amortization and Impairment of Intangible Assets. Amortization expense decreased $8.2 million in the current year due to (i) $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (see Note 3(f)), and (ii) the sale of certain ex-U.S. ZEVALIN rights to Mundipharma in November 2015 (see Note 11).
Total Other Expenses

	Three months ended March 31,
	2016	2015	$ Change	% Change
	($ in millions)
Total other expenses	$(3.1)	$(3.8)	$0.7	18.4%

Total other expenses decreased by $0.7 million primarily due to $1.4 million decrease in foreign exchange adjustments on the value of intercompany loans. Beginning April 1, 2015, these adjustments are now recorded in "accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets (see Note 2(ix)). This decrease was partially offset by a $0.5 million increase in the contingent consideration valuation related to our MARQIBO and EVOMELA products (see Note 9), and a $0.1 million increase in interest expense.
Benefit (Provision) for Income Taxes

	Three months ended March 31,
	2016	2015	$ Change	% Change
	($ in millions)
Benefit (provision) for income taxes	$0.1	$(0.1)	$0.2	200.0%
Our current period benefit for income taxes of $0.1 million is primarily due to our expected 2016 taxable income and an unrealized investment gain recognized in "accumulated other comprehensive loss." Our prior period provision for income taxes primarily represents minimum tax obligations.
LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2016	December 31, 2015	March 31, 2015
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$132,552	$139,986	$126,673
Accounts receivable, net	$19,248	$30,384	$68,755
Total current assets	$172,482	$190,625	$215,966
Total current liabilities	$59,526	$76,343	$109,808
Working capital surplus (a)	$112,956	$114,282	$106,158
Current ratio (b)	2.9	2.5	2.0

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $7.1 million for the three months ended March 31, 2016, as compared to cash used in operating activities of $5.3 million in the prior year period.
For the three months ended March 31, 2016 and 2015, our cash collections from customers totaled $47.6 million and $74.0 million, respectively, representing 108.4% and 191.5% of reported net revenue for the same years.
For the three months ended March 31, 2016 and 2015, cash payments to our employees, vendors, and end-users for products, services, chargebacks, and rebates totaled $55.5 million and $82.2 million, respectively.
Net Cash Used In Investing Activities
Net cash used in investing activities of $0.1 million for the three months ended March 31, 2016 primarily relates to $0.1 million of property, plant and equipment purchases. This remains consistent with our cash used in investing activities of $0.1 million in the prior year period.
Net Cash (Used In) Provided by Financing Activities
Net cash used in financing activities was $0.3 million for the three months ended March 31, 2016, as compared to cash provided by financing activities of $0.1 million in the prior year period. Our cash used in financing activities during the first quarter of 2016, relates to $0.4 million for the purchase and retirement of restricted stock at our employees’ election, in order to fund their corresponding minimum employee tax obligations at the time of vesting, partially offset by $0.1 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options.
Convertible Senior Notes Due 2018

On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. As of March 31, 2016, we may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.
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
We believe that our $133 million in aggregate cash and equivalents, and marketable securities as of March 31, 2016 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2016, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part, or all, of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, some of our obligations are incurred in Euros and Yen. We mitigate such risk by maintaining a limited portion of our cash in Euros and Yen.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Certain of the legal proceedings in which we are involved are discussed in Note 16, “Commitments and Contingencies,” to our accompanying Condensed Consolidated Financial Statements, and are hereby incorporated by reference.

ITEM 1A.    RISK FACTORS
As of the date of this filing, there have been no material changes to the RISK FACTORS included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 14, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 18, 2016, pursuant to the terms of a letter agreement dated October 9, 2008, and as a result of a milestone payment obligation triggered by the U.S. Food and Drug Administration’s acceptance of the EOquin® (apaziquone for intravesical instillation) New Drug Application for review, we issued an aggregate of 25,000 shares of our common stock to three non-U.S. investors who were licensors (including their successors) under letter agreement. We received no cash proceeds in connection with this issuance. We issued such shares of common stock without registration under the Securities Act in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act. The foregoing transaction did not involve any public offering; we made no solicitation in connection with the issuance; we obtained representations from the investors regarding their investment intent, experience, “accredited investor” status and sophistication; and the investors either received or had access to adequate information about us in order to make an informed investment decision. Additionally, at the time of the issuance, the shares of common stock were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect. No underwriting discounts or commissions were paid in conjunction with the issuance.

ITEM 6.    EXHIBITS

Exhibit Number	Description
2.1+
Amendment to License and Asset Purchase Agreement by and between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG, dated February 29, 2016. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

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

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 6, 2016	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)