Form 10-K/A
period 2015-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2016-06-10
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K/A
Amendment No. 1
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE - EXHIBIT FILING ONLY
Spectrum Pharmaceuticals, Inc. (“Spectrum”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2015, as originally filed with the Securities and Exchange Commission on March 14, 2016 (the “Original Filing”), for the sole purpose of filing a revised redacted version of Exhibit 10.55, reflecting Spectrum’s confidential treatment request with respect to certain portions of the exhibit. No other changes have been made to the Original Filing, the financial statements or any other exhibits.
This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

Item 15. Exhibits and Financial Statement Schedules

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

10.9
Fifth Amendment, dated November 21, 2013, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.9 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

10.10
Sixth Amendment, dated January 31, 2014, to Industrial Lease Agreement dated as of January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.10 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

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

10.21*
Form of Change in Control Severance Agreement. (Filed as Exhibit 10.1 to Form 8-K, 001-35006, as filed with the Securities and Exchange Commission on March 31, 2014, and incorporated herein by reference.)

10.22*
First Amendment to Change in Control Severance Agreement, dated February 18, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon. (Filed as Exhibit 10.22 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

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

10.54#
Co-Promotion Agreement between Eagle Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated November 4, 2015. (Filed as Exhibit 10.54 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

10.55+#	License and Asset Purchase Agreement by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma International Corporation Limited, dated November 16, 2015.

10.56#
Supply Agreement by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma Medical Company, dated November 16, 2015. (Filed as Exhibit 10.56 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

10.57
At Market Issuance Sales Agreement dated as of December 23, 2015, by and among Spectrum Pharmaceuticals, Inc., FBR Capital Markets & Co., MLV & Co. LLC and H.C. Wainwright & Co., LLC. (Filed as Exhibit 1.2 to Form S-3, Reg. No. 333-208760, as filed with the Securities and Exchange Commission on December 23, 2015, and incorporated herein by reference.)

21.1	Subsidiaries of Registrant. (Filed as Exhibit 21.1 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

23.1
Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP). (Filed as Exhibit 23.1 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

23.2
Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP). (Filed as Exhibit 23.2 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

Table of Contents

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1
Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (Filed as Exhibit 32.1 to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

32.2
Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (Filed as Exhibit 101.INS to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

101.INS	XBRL Instance Document. (Filed as Exhibit 101.INS to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

101.SCH
XBRL Taxonomy Extension Schema Document. (Filed as Exhibit 101.SCH to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document. (Filed as Exhibit 101.CAL to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document. (Filed as Exhibit 101.DEF to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

101.LAB
XBRL Taxonomy Extension Label Linkbase Document. (Filed as Exhibit 101.LAB to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document. (Filed as Exhibit 101.PRE to Form 10-K, 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

* Indicates a management contract or compensatory plan or arrangement.
# Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
+ Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of June, 2016.

Spectrum Pharmaceuticals, Inc.

By:	/s/ RAJESH C. SHROTRIYA, M.D.
Rajesh C. Shrotriya, M.D.
Chairman of the Board, Chief Executive Officer

By:	/s/ KURT A. GUSTAFSON
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer