Form 10-Q
period 2016-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2016-08-09
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2016, 80,216,716 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
Item 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$155,759	$139,741
Marketable securities	247	245
Accounts receivable, net of allowance for doubtful accounts of $15 and $120, respectively	34,319	30,384
Other receivables	6,968	12,572
Inventories	6,405	4,176
Prepaid expenses and other assets	2,954	3,507
Total current assets	206,652	190,625
Property and equipment, net of accumulated depreciation	643	918
Intangible assets, net of accumulated amortization and impairment charges	178,312	190,335
Goodwill	17,997	17,960
Other assets	25,600	19,211
Total assets	$429,204	$419,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$48,208	$56,539
Accrued payroll and benefits	6,496	8,188
Deferred revenue	3,461	6,130
Drug development liability	156	259
Acquisition-related contingent obligations	—	5,227
Total current liabilities	58,321	76,343
Drug development liability, less current portion	14,227	14,427
Deferred revenue, less current portion	750	383
Acquisition-related contingent obligations, less current portion	1,993	1,439
Deferred tax liability	6,831	6,779
Other long-term liabilities	8,661	7,444
Convertible senior notes	102,522	99,377
Total liabilities	193,305	206,192
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:	—	—
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 0 and 20 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (the prior year balance relates to the 20 shares of preferred stock which were converted into 40,000 shares of common stock in the current year)	—	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 75,902,704 and 68,228,935 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	75	68
Additional paid-in capital	606,220	552,108
Accumulated other comprehensive loss	(2,651)	(5,319)
Accumulated deficit	(367,745)	(334,123)
Total stockholders’ equity	235,899	212,857
Total liabilities and stockholders’ equity	$429,204	$419,049
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$30,887	$35,144	$66,129	$73,557
License fees and service revenue	3,062	9,838	11,686	10,042
Total revenues	$33,949	$44,982	$77,815	$83,599
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	5,609	5,990	11,212	13,061
Cost of service revenue	2,214	—	3,495	—
Selling, general and administrative	27,620	22,552	49,583	45,886
Research and development	14,281	9,558	29,744	25,409
Amortization and impairment charges of intangible assets	6,306	6,916	12,145	20,938
Total operating costs and expenses	56,030	45,016	106,179	105,294
Loss from operations	(22,081)	(34)	(28,364)	(21,695)
Other (expense) income:
Interest expense, net	(2,375)	(2,258)	(4,714)	(4,486)
Change in fair value of contingent consideration related to acquisitions	(285)	(146)	(1,327)	(646)
Other income (expense), net	340	69	618	(966)
Total other expenses	(2,320)	(2,335)	(5,423)	(6,098)
Loss before income taxes	(24,401)	(2,369)	(33,787)	(27,793)
Benefit (provision) for income taxes	106	23	171	(115)
Net loss	$(24,295)	$(2,346)	$(33,616)	$(27,908)
Net loss per share:
Basic and diluted	$(0.35)	$(0.04)	$(0.50)	$(0.43)
Weighted average shares outstanding:
Basic and diluted	68,575,021	65,466,004	67,146,188	65,167,162
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(24,295)	$(2,346)	$(33,616)	$(27,908)
Other comprehensive (loss) income, net of income tax:
Unrealized gain on available-for-sale securities	1,149	1,806	2,510	2,585
Foreign currency translation adjustments	(315)	106	158	(1,900)
Other comprehensive income	834	1,912	2,668	685
Total comprehensive loss	$(23,461)	$(434)	$(30,948)	$(27,223)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(33,616)	$(27,908)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,480	14,129
Stock-based compensation	6,604	5,990
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 14)	2,800	2,569
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 14)	345	327
Bad debt (recovery) expense	(15)	—
Impairment of intangible assets (Note 3(f))	—	7,160
Unrealized foreign currency exchange loss	3	3,992
Research and development expense recognized for the value of stock issued in connection with milestone achievement (Note 16(b)(xii))	2,419	—
Change in fair value of contingent consideration related to the EVOMELA and Talon acquisitions (Note 9)	1,327	646
Changes in operating assets and liabilities:
Accounts receivable, net	(3,904)	28,966
Other receivables	5,688	(2,757)
Inventories	(4,678)	398
Prepaid expenses	553	1,139
Deferred tax assets	—	(237)
Other assets	(1,374)	(2,991)
Accounts payable and other accrued obligations	(8,353)	(13,052)
Accrued payroll and benefits	(1,697)	(2,645)
Drug development liability	(303)	(1,296)
Acquisition related contingent obligations	(1,300)	—
Deferred revenue	(2,383)	(2,531)
Deferred tax liability	51	184
Other long-term liabilities	1,210	905
Net cash (used in) provided by operating activities	(24,143)	12,988
Cash Flows From Investing Activities:
Redemption of mutual funds	(1)	—
Purchases of property and equipment	(61)	(212)
Net cash used in investing activities	(62)	(212)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	188	996
Proceeds from sale of stock under employee stock purchase plan	383	335
Purchase and retirement of restricted stock to satisfy employees' tax liability at vesting	(665)	(515)
Payment of contingent consideration related to EVOMELA acquisition (Note 9(b))	(4,700)	—
Proceeds from common shares sold under an at-the-market-issuance sales agreement (Note 18)	45,067	—
Dividends paid upon conversion of Series E Convertible Voting Preferred Stock (Note 18)	(6)	—
Net cash provided by financing activities	40,267	816
Effect of exchange rates on cash and equivalents	(44)	(1,263)
Net increase in cash and cash equivalents	16,018	12,329
Cash and cash equivalents—beginning of period	139,741	129,942
Cash and cash equivalents—end of period	$155,759	$142,271
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$332
Cash paid for interest	$1,650	$1,650

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
We also have three drugs in late-stage development:

•	SPI-2012 for chemotherapy-induced neutropenia in patients with breast cancer.

•	QAPZOLA (formerly referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer.

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with breast cancer.
(b) Basis of Presentation
Interim Financial Statements
The interim financial data as of June 30, 2016 and 2015 is unaudited, and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and six months ended June 30, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2015 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for SPC, as discussed below). All inter-company accounts and transactions among these legal entities have been eliminated in consolidation.
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
(c) Operating Segment

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three and six months ended June 30, 2016 and 2015, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the Ex-U.S. territory) are held in the U.S.
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
Our GTN estimates are comprised of the following categories:
Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased product beginning at its expiration date, and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months thereafter (as well as for overstock inventory, as determined by end-users). Returned product is generally not resold. Returns for expiry of ZEVALIN and FOLOTYN are not contractually, or customarily, allowed. We estimate expected returns based on our historical return rates.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of June 30, 2016 and December 31, 2015, our holdings included within “cash and cash equivalents” and “marketable securities” were at major financial institutions.
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
The following is a summary of our “cash and cash equivalents” and “marketable securities”:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current	Long Term
June 30, 2016
Bank deposits	$75,582	$—	$—	$75,582	$75,582	$—	$—
Money market funds	80,177	—	—	80,177	80,177	—	—
Bank certificates of deposits	247	—	—	247	—	247	—
Total cash and equivalents and marketable securities	$156,006	$—	$—	$156,006	$155,759	$247	$—
December 31, 2015
Bank deposits	$59,625	$—	$—	$59,625	$59,625	$—	$—
Money market funds	80,116	—	—	80,116	80,116	—	—
Bank certificates of deposits	245	—	—	245	—	245	—
Total cash and equivalents and marketable securities	$139,986	$—	$—	$139,986	$139,741	$245	$—
As of June 30, 2016, none of these securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment, Net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consist of the following:

	June 30, 2016	December 31, 2015
Computer hardware and software	$3,823	$3,785
Laboratory equipment	622	608
Office furniture	355	355
Leasehold improvements	2,880	2,872
Property and equipment, at cost	7,680	7,620
(Less): Accumulated depreciation	(7,037)	(6,702)
Property and equipment, net of accumulated depreciation	$643	$918
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the six months ended June 30, 2016 and 2015, was $0.3 million and $0.4 million, respectively.

(c) Inventories
“Inventories” consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$2,199	$1,606
Work-in-process*	7,020	4,228
Finished goods	2,792	1,498
(Less:) Non-current portion of inventories included within "other assets" **	(5,606)	(3,156)
Inventories	$6,405	$4,176

* In January 2016, we received $3.4 million of ZEVALIN antibody materials for its future manufacture (representing strategic long-term supply).

** The "non-current" portion of inventories is presented within "other assets" in the accompanying Condensed Consolidated Balance Sheet at June 30, 2016. This value of $5.6 million represents product that we expect to sell beyond June 30, 2017.
(d) Prepaid expenses and other assets

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

“Prepaid expenses and other assets” consist of the following:

	June 30, 2016	December 31, 2015
Prepaid operating expenses	$2,954	$3,507
Current portion of debt issuance costs*	—	—
Prepaid expenses and other assets	$2,954	$3,507
* Beginning January 1, 2016, our debt issuance costs (current and non-current portions) were retrospectively reclassified from “prepaid expenses and other assets” and "other assets" to a reduction of the carrying amount of “convertible senior notes” (i.e., contra-liability - see Note 14) within our accompanying Consolidated Balance Sheets, in accordance with the FASB-issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). These amounts were $1.8 million and $2.2 million (including current and non-current portions) as of June 30, 2016 and December 31, 2015, respectively.
(e) Other receivables
“Other receivables” consist of the following:

	June 30, 2016	December 31, 2015
Income tax receivable	$1,209	$1,301
Insurance receivable	350	7,100
Mundipharma promissory note	—	2,215
CASI note - short term*	1,500	—
Eagle receivable for services and support costs (Note 13)	1,939	—
Research and development expenses - reimbursements due	1,699	1,699
Other miscellaneous receivables	271	257
Other receivables	$6,968	$12,572
* This full balance was prospectively reclassified beginning March 31, 2016 to "other receivables" (presented within current assets on the accompanying Condensed Consolidated Balance Sheets) from "other assets" (presented within non-current assets) due to this note's maturity date of March 17, 2017 (i.e., within 12 months of June 30, 2016) - see Note 10.
(f) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization and impairment charges” consist of the following:

		June 30, 2016
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights (1)	7,700	(148)	—	—	7,552	156	153
BELEODAQ distribution rights	25,000	(3,750)	—	—	21,250	160	136
MARQIBO distribution rights	26,900	(10,703)	—	—	16,197	81	45
FOLOTYN distribution rights (2)	118,400	(34,498)	—	—	83,902	152	77
ZEVALIN distribution rights – U.S.	41,900	(32,346)	—	—	9,554	123	33
ZEVALIN distribution rights – Ex-U.S.	23,490	(13,634)	(4,006)	—	5,850	96	45
FUSILEV distribution rights (3)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (4)	27,900	(10,470)	—	(1,023)	16,407	110	73
Total intangible assets	$305,668	$(115,167)	$(4,006)	$(8,183)	$178,312

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
(Unaudited)

IPR&D" to "EVOMELA distribution rights" due to our ability to begin its commercialization with this FDA approval. Amortization commenced on April 1, 2016, in accordance with our capitalization policy for intangible assets.

(2)
Beginning June 2016, we adjusted the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition (see Note 16(g)).

(3)
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

(4)
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

Intangible asset amortization expense recognized during the six months ended June 30, 2016 was $12.1 million, as compared to $20.9 million of amortization and impairment expense recognized in the prior year period (of which $7.2 million relates to the impairment of the FUSILEV distribution rights, and the remaining $13.7 million relates to scheduled amortization expense).

Estimated intangible asset amortization expense for the remainder of 2016 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31,
Remainder of 2016	$13,810
2017	27,620
2018	27,620
2019	25,014
2020	19,736
2021	18,266
2022 and thereafter	28,646
$160,712
“Goodwill” is comprised of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	June 30, 2016	December 31, 2015
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(400)	(437)
Goodwill	$17,997	$17,960
(g) Other assets
“Other assets” are comprised of the following:

	June 30, 2016	December 31, 2015
Equity securities and secured promissory note - CASI (see Note 10)*	$8,300	$6,689
Supplies and deposits	171	185
2018 Convertible Notes issuance costs (excluding current portion)**	—	—
Executive officer life insurance – cash surrender value	11,478	9,181
Inventories - non-current portion	5,606	3,156
Other miscellaneous assets	45	—
Other assets	$25,600	$19,211

* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond June 30, 2016, as discussed in Note 10. Unrealized gains from these equity securities were recognized through “unrealized gain on available-for-sale securities" within the Condensed Consolidated Statements of Comprehensive Loss, and were $2.5 million for the six months ended June 30, 2016.

** Beginning January 1, 2016, our debt issuance costs (current and non-current portions) were retrospectively reclassified from “prepaid expenses and other assets” and "other assets" to a reduction of the carrying amount of “convertible senior notes” (i.e., contra-liability - see Note 14) within our accompanying Consolidated Balance Sheets, in accordance with ASU 2015-03. These amounts were $1.8 million and $2.2 million (including current and non-current portions) as of June 30, 2016 and December 31, 2015, respectively.
(h) Accounts payable and other accrued liabilities
“Accounts payable and other accrued liabilities” are comprised of the following:

	June 30, 2016	December 31, 2015
Trade accounts payable and other accrued liabilities	$29,912	$26,684
Accrued rebates	7,757	18,166
Accrued product royalty	4,372	4,908
Allowance for returns	1,734	1,394
Accrued data and distribution fees	1,983	1,830
Accrued GPO administrative fees	537	1,058
Accrued inventory management fee	412	498
Allowance for chargebacks	1,501	2,001
Accounts payable and other accrued liabilities	$48,208	$56,539

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets specifically for gross-to-net ("GTN") estimates (see Note 2(i)) are as follows:

	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2014	$45,822	$8,284	$1,135
Add: provisions	75,498	15,928	1,486
(Less): credits or actual allowances	(101,153)	(20,826)	(1,227)
Balance as of December 31, 2015	20,167	3,386	1,394
Add: provisions	41,222	6,001	1,018
(Less): credits or actual allowances	(52,131)	(6,455)	(678)
Balance as of June 30, 2016	$9,258	$2,932	$1,734
(i) Deferred revenue
Deferred revenue (current and non-current) is comprised of the following:

	June 30, 2016	December 31, 2015
Mundipharma deferred revenue (see Note 11)	$2,175	$—
EVOMELA deferred revenue*	1,622	—
FUSILEV deferred revenue**	—	6,083
Dr. Reddy's out-license (see Note 16(b)(iii))	414	430
Deferred revenue	$4,211	$6,513
*We commercialized EVOMELA beginning in April 2016, and have deferred revenue recognition (see Note 2(i)(a)) for any product shipped to our distributors, but not ordered and received by end-users as of June 30, 2016.

**In the third quarter 2015, we deferred revenue recognition related to certain FUSILEV product shipments that did not meet our revenue recognition criteria (see Note 2(i)(a)), aggregating $9.9 million. Specifically, this deferral resulted from our inability to concurrently estimate future rebate values (with requisite precision) offered to our customers in order to compete with generic products. During the fourth quarter of 2015, we recognized $3.8 million for these third quarter shipments, and $6.1 million remained deferred as of December 31, 2015. In the first quarter 2016, this $6.1 million of deferred revenue was recognized in full.

(j) Other long-term liabilities
Other long-term liabilities are comprised of the following:

	June 30, 2016	December 31, 2015
Accrued executive deferred compensation	$7,672	$6,458
Deferred rent (non-current portion)	219	248
Clinical study holdback costs, non-current	32	—
Other tax liabilities	738	738
Other long-term liabilities	$8,661	$7,444

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross product sales	$56,439	$52,800	$114,450	$115,398
Commercial rebates and government chargebacks	(21,270)	(13,705)	(41,222)	(31,850)
Data and distribution fees, GPO fees, and inventory management fees	(3,774)	(3,635)	(6,001)	(9,205)
Prompt pay discounts	(80)	(1)	(80)	(1)
Product returns allowance	(428)	(315)	(1,018)	(785)
Net product sales	$30,887	$35,144	$66,129	$73,557

5. NET PRODUCT SALES BY GEOGRAPHIC REGION AND PRODUCT LINE, AND COMPOSITION OF LICENSE FEES AND SERVICE REVENUE
The below table presents our net product sales by geography for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
United States	$30,037	97.2%	$33,676	95.8%	$63,816	96.5%	$70,284	95.6%
International:
Europe	850	2.8%	514	1.5%	2,313	3.5%	1,097	1.5%
Asia Pacific*	—	—%	954	2.7%	—	—%	2,176	3.0%
Total international	850	2.8%	1,468	4.2%	2,313	3.5%	3,273	4.5%
Net product sales	$30,887	100.0%	$35,144	100.0%	$66,129	100.0%	$73,557	100.0%

* See Note 11 for discussion of our November 2015 out-license for Asia Pacific territory to Mundipharma.

The below table presents our net product sales by product line for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
FUSILEV	$10,467	33.9%	$14,329	40.8%	$25,676	38.8%	$34,496	46.9%
FOLOTYN	10,970	35.5%	12,222	34.8%	24,262	36.7%	21,538	29.3%
ZEVALIN	2,811	9.1%	4,802	13.7%	5,595	8.5%	9,023	12.3%
MARQIBO	2,067	6.7%	2,080	5.9%	2,996	4.5%	3,974	5.4%
BELEODAQ	3,664	11.9%	1,711	4.9%	6,692	10.1%	4,526	6.2%
EVOMELA	908	2.9%	—	—%	908	1.4%	—	—%
Net product sales	$30,887	100.0%	$35,144	100.0%	$66,129	100.0%	$73,557	100.0%

The below table presents our license fee and service revenue by source for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Out-license to Servier in Canada territory (Note 12)	$—	—%	$—	—%	$6,000	51.3%	$—	—%
Co-Promotion with Eagle (Note 13)	2,398	78.3%	—	—%	4,332	37.1%	—	—%
Out-license to Mundipharma in China and other ex-U.S. territories (Note 11 and 15)	629	20.5%	144	1.5%	1,313	11.2%	336	3.3%
Out-license to CASI in China territory (Note 10)	—	—%	9,682	98.4%	—	—%	9,682	96.4%
Other license fees and service revenues	35	1.1%	12	0.1%	41	0.4%	24	0.2%
License fees and service revenues	$3,062	100.0%	$9,838	100.0%	$11,686	100.0%	$10,042	100.0%

6. STOCK-BASED COMPENSATION
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “Total operating costs and expenses” for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of product sales	$27	$22	$54	$22
Research and development	610	419	991	852
Selling, general and administrative	2,790	3,087	5,559	5,116
Total stock-based compensation	$3,427	$3,528	$6,604	$5,990

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(24,295)	$(2,346)	$(33,616)	$(27,908)
Weighted average shares – basic and diluted	68,575,021	65,466,004	67,146,188	65,167,162
Net loss per share – basic and diluted	$(0.35)	$(0.04)	$(0.50)	$(0.43)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact would have been anti-dilutive due to net loss per share in the three and six months ended June 30, 2016 and 2015, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
2018 Convertible Notes	11,401,284	11,401,284	11,401,284	11,401,284
Common stock options	2,253,595	1,383,667	1,508,705	1,465,449
Restricted stock awards	2,472,520	1,544,492	2,472,520	1,544,492
Common stock warrants	32,868	30,236	2,475	37,470
Preferred stock	—	40,000	—	40,000
Total	16,160,267	14,399,679	15,384,984	14,488,695

8. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories:

	June 30, 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$247	$—	$247
Money market currency funds	—	80,177	—	80,177
Equity securities	8,300	—	—	8,300
Mutual funds	—	45	—	45
Deferred compensation investments, including life insurance cash surrender value	—	11,478	—	11,478
	$8,300	$91,947	$—	$100,247
Liabilities:
Deferred executive compensation liability	$—	$7,672	$—	$7,672
Drug development liability (Note 15)	—	—	14,383	14,383
Talon CVR (Note 9(a))	—	—	1,931	1,931
Corixa Liability	—	—	62	62
	$—	$7,672	$16,376	$24,048

	December 31, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$245	$—	$245
Money market currency funds	—	80,116	—	80,116
Equity securities	5,189	—	—	5,189
Deferred compensation investments, including life insurance cash surrender value	—	9,181	—	9,181
	$5,189	$89,542	$—	$94,731
Liabilities:
Deferred executive compensation liability	$—	$6,458	$—	$6,458
Drug development liability	—	—	14,686	14,686
Ligand Contingent Consideration	—	—	5,227	5,227
Talon CVR	—	—	1,377	1,377
Corixa Liability	—	—	62	62
	$—	$6,458	$21,352	$27,810

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

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2014	$23,127
Deferred drug development costs	(1,099)
Ligand Contingent Consideration fair value adjustment	326
Talon CVR fair value adjustment	(1,002)
Balance at December 31, 2015	21,352
Settlement of Ligand Contingent Consideration liability (see Note 9(b))	(6,000)
Deferred drug development costs (see Note 15)	(303)
Ligand Contingent Consideration fair value adjustment prior to settlement (see Note 9(b))	773
Talon CVR fair value adjustment (see Note 9(a))	554
Balance at June 30, 2016*	$16,376
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

Talon CVR Fair Value as of June 30, 2016 and December 31, 2015
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2015	$1,377
Fair value adjustment for the six months ended June 30, 2016	554
June 30, 2016	$1,931
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
We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date.
We are required to pay Ligand additional amounts up to an aggregate $60 million (exclusive of the $6 million milestone payment triggered in March 2016, as further discussed below), upon the achievement of certain regulatory milestones and net sales thresholds, and we also assumed responsibility for EVOMELA's ongoing clinical and regulatory development program. We also must pay royalties of 20% on our future net sales of EVOMELA in all territories.
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

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and are therefore represent Level 3 values - see Note 2(xiii)). In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand (“Ligand Contingent Consideration”) that was paid in April 2016. "EVOMELA IPR&D" of $7.7 million was reclassified to "EVOMELA distribution rights" within "Intangible assets, net of accumulated amortization and impairment charges" in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016 (see Note 3(f)). Amortization related to this intangible asset commenced on April 1, 2016.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Ligand Contingent Consideration Fair Value as of June 30, 2016 and December 31, 2015
The fair value of the Ligand Contingent Consideration was the full $6 million payment due upon milestone achievement. Accordingly, in the first quarter of 2016, we recorded a $0.8 million adjustment to the “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2015	$5,227
Fair value adjustment for the three months ended March 31, 2016	773
Payment to Ligand in April 2016	$(6,000)
June 30, 2016	$—

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

10. OUT-LICENSE OF MARQIBO, ZEVALIN, AND EVOMELA IN CHINA TERRITORY TO CASI
Overview of CASI Out-License
On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, EVOMELA (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for the rights related to ZEVALIN and EVOMELA and a secured promissory note for the rights related to MARQIBO. Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues additional securities. In February 2016, we acquired an additional 1.7 million common shares of CASI at par value, resulting in our total holding of 7.1 million common shares as of June 30, 2016.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(a)
Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $8.3 million as of June 30, 2016 within "other assets" (rather than "marketable securities") on our accompanying Condensed Consolidated Balance Sheets. The change in fair value of these securities is reported within “unrealized gain on available-for-sale securities" on the Condensed Consolidated Statements of Comprehensive Loss.

(b)
Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. The face value of the promissory note as of June 30, 2016 is included within "other receivables" on the accompanying Condensed Consolidated Balance Sheets.

In addition, CASI will be responsible for paying any royalties or milestones that we are obligated to pay to our third-party licensors resulting from the achievement of certain milestones and/or sales of CASI Out-Licensed Products, but only to the extent of the greater China portion of such royalties or milestones.

11. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES TO MUNDIPHARMA

On November 16, 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015, and $0.8 million of the $3 million payment was recognized in the same caption for the six months ended June 30, 2016. As of June 30, 2016, $2.2 million remains deferred and is presented within "deferred revenue" (current and non-current) in the accompanying Condensed Consolidated Balance Sheets. As Mundipharma has sales of ZEVALIN kits in their territories, the remaining unrecognized portion of this $3 million payment will be reported by us within "license fees and service revenue" on an established per-unit basis. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from their ZEVALIN sales - see Note 16(b)(ii).

We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone, that if/when achieved, will also be reported within "license fees and service revenue".

In connection with this out-license, on November 16, 2015, we concurrently sold to Mundipharma K.K., all common stock of Spectrum Pharmaceuticals GK (the legal entity through which we previously sold ZEVALIN in Japan) for $2.2 million (in the form of an unsecured note, which was paid in full in June 2016), representing its net asset value (excluding inventory) as of November 16, 2015.

12. OUT-LICENSE OF ZEVALIN, FOLOTYN, BELEODAQ, AND MARQIBO IN CANADA TERRITORY TO SERVIER
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2016. We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

The fixed payments received by us, as well as reimbursable costs for certain marketing activities that we coordinate with third parties on Eagle's behalf, are recognized within "license fees and service revenue" on our accompanying Consolidated Statement of Operations. This amount was $2.4 million and $4.3 million for the three and six months ended June 30, 2016, respectively. Any variable payments due to us will be recognized in the period earned and reported within the same revenue caption.
An allocation of our sales personnel costs that are dedicated to Eagle sales activities are reported within "cost of service revenue" on our accompanying Consolidated Statement of Operations, as are reimbursable costs for Eagle marketing activities. These were an aggregate $2.2 million and $3.5 million for the three and six months ended June 30, 2016, respectively.
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
As of June 30, 2016, the 2018 Convertible Notes are not eligible to be converted into our common stock, as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of our common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the principal amount of $120 million in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of June 30, 2016 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(15,652)
(Less): Debt issuance costs (see Note 3(d))	(1,826)
June 30, 2016 carrying value	$102,522

As of June 30, 2016 and December 31, 2015, the estimated aggregate fair value of the 2018 Notes is $112.8 million and $105.1 million, respectively. These fair value estimates are less than the principal amount of $120 million, largely since the conversion feature of the 2018 Notes was, and remains, out-of-the-money. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the six months ended June 30, 2016:

Contractual coupon interest expense	$1,650
Amortization of debt issuance costs	345
Accretion of debt discount	2,800
Total	$4,795
Effective interest rate	8.66%

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

On May 29, 2015 and effective as of May 1, 2015, we entered into an amendment to the Amended Mundipharma Collaboration Agreement (the “Amendment”). Pursuant to the Amendment, among other things, the parties revised the conditions to our exercise of the option to gain commercialization rights in Switzerland from Mundipharma, and also revised tiered double-digit royalties payable by Mundipharma on net sales in Switzerland.
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

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2015	$259	$14,427	$14,686
Transfer from long-term to current in 2016	200	(200)	—
(Less): Expenses incurred in 2016	(303)	—	(303)
Balance at June 30, 2016	$156	$14,227	$14,383

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.
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
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
On November 16, 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited ("Mundipharma") for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015, and $0.8 million of the $3 million payment was recognized in the same caption for the six months ended June 30, 2016. As of June 30, 2016, $2.2 million remains deferred and is presented within "deferred revenue" (current and non-current) in the accompanying Condensed Consolidated Balance Sheets. As Mundipharma has sales of ZEVALIN kits in their territories, the remaining unrecognized portion of this $2.2 million value will be recognized by us in subsequent periods within "license fees and service revenue" on an established per-unit basis. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from their ZEVALIN sales (see Note 16(b)(ii)).
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
(vii) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to
EVOMELA from Ligand (see Note 9(b)) and assumed responsibility for EVOMELA's ongoing clinical and regulatory development program. We filed a New Drug Application ("NDA") with the FDA in December 2015 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. On March 10, 2016, the FDA communicated its approval of the NDA for EVOMELA. In connection with this FDA approval, we made a $6 million milestone payment to Ligand on April 13, 2016.

We are required to pay Ligand additional amounts of up to $60 million (exclusive of the $6 million milestone paid in April 2016), upon the achievement of certain regulatory milestones and net sales thresholds. We will also pay royalties of 20% on our net sales of licensed products in all territories.
(viii) MARQIBO: Contingent Consideration Agreement with Talon Therapeutics, Inc.
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, we issued the former Talon stockholders contingent value rights (“CVR”) that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $1.9 million and $1.4 million liability within “acquisition-related contingent obligations” as of June 30, 2016 and December 31, 2015, respectively. The CVR has a maximum payout value of $195 million if all sales and regulatory approval milestones are achieved.
(ix) QAPZOLA: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for QAPZOLA. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). In October 2008, pursuant to a letter agreement with NDDO Research Foundation (“NDDO”), we agreed to pay NDDO the following in relation to QAPZOLA milestones: (a) upon FDA acceptance of the NDA, the issuance of 25,000 of our common shares (which occurred in March 2016, and the $0.1 million value of these shares is included in "research and development" expense for the six months ended June 30, 2016) and (b) upon FDA approval of the drug (its target decision date is set for December 11, 2016), a one-time payment of $0.3 million.
In January 2013, we entered into a second amendment to the license, development, supply and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S., Europe, and other territories in exchange for a tiered single-digit royalty on certain products containing QAPZOLA, and relieved Allergan of its development and commercialization obligations.
(x) QAPZOLA: Collaboration Agreement with Nippon Kayaku Co. LTD.
In November 2009, we entered into a collaboration agreement with Nippon Kayaku Co., LTD. (“Nippon Kayaku”) for the development and commercialization of QAPZOLA in Asia, except North and South Korea (the “Nippon Kayaku Territory”). In addition, Nippon Kayaku received exclusive rights to QAPZOLA for the treatment of non-muscle invasive bladder cancer in Asia (other than North and South Korea), including Japan and China. Nippon Kayaku will conduct QAPZOLA clinical trials in the Nippon Kayaku Territory pursuant to a development plan. Further, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of QAPZOLA in the Nippon Kayaku Territory.

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
(xii) SPI-2012: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Company, Ltd. (“Hanmi”), for SPI-2012, formerly known as “LAPS-GCSF”, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the SPI-2012 development plan. We have worldwide rights for SPI-2012, except for Korea, China, and Japan. In the first quarter 2016, we accrued a milestone payment of $1.9 million (as quantified under GAAP) related to Hanmi, based on initial patient dosing in January 2016 as part of our Phase III study. On April 26, 2016, we (i) issued 318,750 of our common shares to Hanmi and (ii) remitted a $0.4 million payment to the Internal Revenue Service (IRS) on their behalf for related tax obligations. This aggregate $2.7 million value was recognized within "research and development" expense in accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2016. We will also be responsible for milestones relating to regulatory approvals and sales thresholds (aggregating $238 million), which are not included within "total liabilities" in our Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the mid-teen digits on our net sales of SPI-2012.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At June 30, 2016 and December 31, 2015, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $7.7 million and $6.5 million, respectively, and are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

FUSILEV ANDA Litigation
On June 18, 2014, January 23, 2015, July 17, 2015 and September 3, 2015 respectively, we filed suit against Ben Venue Laboratories, Inc. (“Ben Venue”), Amneal Pharmaceuticals, Inc. (“Amneal”), and Actavis LLC. (“Actavis”), respectively, following Paragraph IV certifications in connection with their filing separate ANDAs, to manufacture a generic version of FUSILEV. We filed the lawsuits in the U.S. District Court for the Districts of Nevada seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs incurred in such matters. On November 24, 2014 the complaint in the Ben Venue case was amended to substitute the original defendant Ben Venue Laboratories, Inc. with successors West-Ward Pharmaceutical Corp. and Eurohealth International SARL (collectively “West-Ward”). On June 9, 2016 and June 22, 2016 respective judgment was entered in favor of Amneal, Westward and Actavis.
On April 27, 2015, we filed suit in the U.S. District Court for the District of Columbia against the FDA seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz’s ANDA. The Company contends that Sandoz’s ANDA should not have been approved until the expiry of the Company’s Orphan Drug Exclusivity on April 29, 2018. On April 29, 2015, the court denied the temporary restraining order and on May 27, 2015, the court entered summary judgment in favor of the FDA et al. On June 5, 2015, we filed our Notice of Appeal. On June 3, 2016, the U.S. Court of Appeals for the District of Columbia affirmed the judgment in favor of the FDA et. al. All costs pertaining to this matter (incurred and accrued) have been recognized within "selling, general and administrative" expenses on the accompanying Condensed Consolidated Statement of Operations for all periods presented.
FOLOTYN ANDA Litigation
On June 19, 2014, we filed a lawsuit against five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN: (1)Teva Pharmaceuticals USA, Inc. (“Teva”), (2) Sandoz Inc. (“Sandoz”), (3) Fresenius Kabi USA, LLC (“Fresenius”), (4) Dr. Reddy’s Laboratories, Ltd., and (5) Dr. Reddy’s Laboratories, Inc. (collectively “Dr. Reddy’s”). We filed the lawsuit in the U.S. District Court for the District of Delaware seeking to enjoin the approval of their ANDAs plus recovery of our litigation fees and costs. We have reached settlement agreements with each defendant. Specifically, on May 24, 2016, May 27, 2016, June 8, 2016 and July 12, 2016 we entered into settlement agreements with Teva, Dr. Reddy’s, Sandoz and Fresenius respectively. As a result of the settlements, Teva, Dr. Reddy’s, Sandoz and Fresenius will be permitted to market a generic version of FOLOTYN in the United States commencing on November 15, 2022 or earlier under certain circumstances. Details of the settlements are confidential, and the parties have submitted the agreements to the Federal Trade Commission and the Department of Justice. On June 13, 2016, July 1, 2016 and July 7, 2016, the U.S. District Court for the District of Delaware dismissed the cases against Sandoz, Teva and Dr. Reddy’s respectively. We and Fresenius plan to request that the Court also enter an order, in which it will dismiss our litigation against Fresenius. Once such an order is entered with respect to Fresenius, the last remaining defendant in the lawsuit, this would conclude the litigation. All costs pertaining to this matter (incurred and accrued) have been recognized within "selling, general and administrative" expenses on the accompanying Condensed Consolidated Statement of Operations for all periods presented.
Stockholder Litigation
John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This putative consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from our March 12, 2013 press release, in which it announced that it anticipated a change in ordering patterns of FUSILEV. The complaints allege that, as a result of the March 12, 2013 press release, our stock price declined. The complaints further allege that during the putative class period certain defendants made misleadingly optimistic statements about FUSILEV sales, which inflated the trading price of our stock. The lawsuits seek relief in the form of monetary damages, costs and fees, and any other equitable or injunctive relief that the Court deems appropriate. On March 21, 2014, the Court entered an order appointing Arkansas Teacher Retirement System as lead plaintiff. On May 20, 2014, Arkansas Teacher Retirement System filed a consolidated amended class action complaint. On July 18, 2014, we filed a motion to dismiss the consolidated amended class action complaint. On March 26, 2015, the Court denied the motion to dismiss. On June 15, 2015, the Court ordered a stay of the proceedings pending the outcome of mediation between the parties. On October 27, 2015, we reached a $7 million settlement in principle with the lead

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

plaintiff (which involved our insurance carrier, as the reimbursing party in full). On June 13, 2016, the Court entered an order granting final approval of the settlement.
Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL). These derivative complaints are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary based on conduct relating to the events alleged in the consolidated Perry action. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier.
Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). These consolidated State Derivative Actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum Pharmaceuticals, Inc. and are substantially similar to the consolidated federal derivative actions. These actions are stayed. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier.
17. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes of $0.2 million and a provision for income taxes of $0.1 million for the six months ended June 30, 2016 and 2015, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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

18. STOCKHOLDERS' EQUITY
Sale of Common Stock - December 2015 ATM Agreement
On December 23, 2015, we entered into a collective at-market-issuance sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (“December 2015 ATM Agreement”), through which we are able to raise gross proceeds of up to $100 million from the sale of our common stock through these brokers under our shelf registration statement on Form S-3 (File No. 333-208760), declared effective by the SEC on February 3, 2016.

During the second quarter of 2016 and through August 8, 2016, we sold and issued shares of our common stock under this December 2015 ATM Agreement, as summarized in the following table:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the December 2015 ATM Agreement between April 1, 2016 and June 30, 2016 (included within our issued and outstanding share count at June 30, 2016)	6,452,170	$45,067
Common shares issued pursuant to the December 2015 ATM Agreement between July 1, 2016 and August 8, 2016	4,438,745	$28,802

Conversion of Series E Convertible Voting Preferred Stock
In June 2016, our then 20 outstanding shares of Series E convertible voting preferred stock were converted (at the election of the preferred stockholders) into an aggregate of 40,000 common shares; a $6 thousand dividend in arrears was paid upon this conversion.

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
We also have three drugs in late stage development:
•SPI-2012 for chemotherapy-induced neutropenia in patients with breast cancer.

•	QAPZOLA for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer.

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with breast cancer.
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2015, “Business” section for a discussion of our:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals
During the six months ended June 30, 2016, and through the filing date of this quarterly report, we accomplished various critical business objectives, which included:

•
SPI-2012, a novel long-acting GCSF: A pivotal Phase 3 study was initiated in Q1 2016 to evaluate SPI-2012 as a treatment for chemotherapy-induced neutropenia in approximately 580 patients with breast cancer. Neutropenia, a possible side effect of chemotherapy, is a condition where the number of neutrophils or white blood cells are too low, and can lead to infection, hospitalization, and even death. The Phase 2 data demonstrated that SPI-2012 was non-inferior to pegfilgrastim at the middle dose tested, and statistically superior in terms of duration of severe neutropenia at the highest dose tested. SPI-2012 was also shown to have an acceptable safety profile with no significant dose-related or unexpected toxicities.

•
QAPZOLA (formerly referred to as APAZIQUONE), a potent tumor-activated drug being investigated for non-muscle invasive bladder cancer: The FDA accepted the NDA and has given Spectrum a PDUFA date of December 11, 2016. The FDA plans to hold an advisory committee meeting regarding the NDA on September 14, 2016. The Company is actively enrolling an additional randomized, placebo-controlled Phase 3 trial under an SPA agreement. The Phase 3 study has been specifically designed to build on learnings from the previous studies, as well as recommendations from the FDA.

•
POZIOTINIB, a potential best-in-class, novel, pan-HER inhibitor: Spectrum is continuing to enroll a Phase 2 breast cancer program in the U.S., based on promising Phase 1 efficacy data in breast cancer patients who had failed multiple other HER2-directed therapies. In addition, multiple Phase 2 studies are being conducted by Hanmi Pharmaceuticals and National OncoVenture in South Korea.

•
EVOMELA (formerly referred to as Captisol-Enabled MELPHALAN): On March 10, 2016, the FDA approved EVOMELA as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with MM, and for the palliative treatment of patients with MM for whom oral therapy is not appropriate. In April 2016, we launched EVOMELA, our sixth anti-cancer drug, with our existing sales force. On April 20, 2016, the FDA granted orphan drug designation to EVOMELA, giving us seven years of marketing exclusivity and two composition of matter patents that do not expire until March 2029.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, Critical Accounting Policies and Estimates for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

RESULTS OF OPERATIONS
Operations Overview – Three and six months ended June 30, 2016 and 2015

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Total revenues	$33,949	100.0%	$44,982	100.0%	$77,815	100.0%	$83,599	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	5,609	16.5%	5,990	13.3%	11,212	14.4%	13,061	15.6%
Cost of service revenue	2,214	6.5%	—	—%	3,495	4.5%	—	—%
Selling, general and administrative	27,620	81.4%	22,552	50.1%	49,583	63.7%	45,886	54.9%
Research and development	14,281	42.1%	9,558	21.2%	29,744	38.2%	25,409	30.4%
Amortization and impairment charges of intangible assets	6,306	18.6%	6,916	15.4%	12,145	15.6%	20,938	25.0%
Total operating costs and expenses	56,030	165.0%	45,016	100.1%	106,179	136.5%	105,294	126.0%
Loss from operations	(22,081)	(65.0)%	(34)	(0.1)%	(28,364)	(36.5)%	(21,695)	(26.0)%
Interest expense, net	(2,375)	(7.0)%	(2,258)	(5.0)%	(4,714)	(6.1)%	(4,486)	(5.4)%
Change in fair value of contingent consideration related to acquisitions	(285)	(0.8)%	(146)	(0.3)%	(1,327)	(1.7)%	(646)	(0.8)%
Other income (expense), net	340	1.0%	69	0.2%	618	0.8%	(966)	(1.2)%
Loss before income taxes	(24,401)	(71.9)%	(2,369)	(5.3)%	(33,787)	(43.4)%	(27,793)	(33.2)%
Benefit (provision) for income taxes	106	0.3%	23	0.1%	171	0.2%	(115)	(0.1)%
Net loss	$(24,295)	(71.6)%	$(2,346)	(5.2)%	$(33,616)	(43.2)%	$(27,908)	(33.4)%

THREE MONTHS ENDED JUNE 30, 2016 VERSUS 2015
Total Revenues

	Three months ended June 30,
	2016	2015	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$10.5	$14.3	$(3.8)	(26.6)%
FOLOTYN	11.0	12.2	(1.2)	(9.8)%
ZEVALIN	2.8	4.8	(2.0)	(41.7)%
MARQIBO	2.1	2.1	—	—%
BELEODAQ	3.7	1.7	2.0	117.6%
EVOMELA	0.9	—	0.9	100.0%
	$30.9	$35.1	$(4.1)	(11.7)%
License fees and service revenue	3.1	9.8	(6.8)	(69.4)%
Total revenues	$34.0	$44.9	$(10.9)	(24.3)%
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

FUSILEV revenue decrease is attributable to significant decline in average price per unit due to the competitive launch in April 2015 of generic levo-leucovorin product - see Note 3(f), partially offset by a slight increase in units sold.
FOLOTYN revenue decrease is due to a decrease in units sold in the current period, partially offset by an increase in our net average sales price per unit.
ZEVALIN revenue decrease is due to a large decline in units sold in the current period in the U.S. and ex-U.S. territories. In November 2015, we entered into an out-license agreement for ZEVALIN within various ex-U.S. territories that contributed to our product revenue decline, particularly in Japan (see Note 11).
MARQIBO revenue remained consistent with the prior year period. We experienced a slight decline in units sold in the current period that was offset by a slight increase in our average price per unit.
BELEODAQ revenue increased as a result of an increase in the units sold in the current period and an increase in the average net sales price per unit.
EVOMELA revenue in the current period is a result of our launch of this product during April 2016, thus there were no sales for this product in the prior year period.
License fees and service revenue. Our license fees and service revenue decreased due to $9.7 million of upfront proceeds received in the prior year period for our out-licenses of ZEVALIN, MARQIBO, and EVOMELA (see Note 12), which did not recur in the current year period, partially offset by an increase of $2.4 million in fees from our co-promotion with Eagle Pharmaceuticals (see Note 13) which was not present in the prior year period, and an increase of $0.5 million from out-license royalties.

Operating Expenses

	Three months ended June 30,
	2016	2015	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$5.6	$6.0	$(0.4)	(6.7)%
Cost of service revenue	2.2	—	2.2	100.0%
Selling, general and administrative	27.6	22.5	5.1	22.7%
Research and development	14.3	9.6	4.7	49.0%
Amortization and impairment of intangible assets	6.3	6.9	(0.6)	(8.7)%
Total operating costs and expenses	$56.0	$45.0	$11.0	24.4%
Cost of Product Sales. Cost of product sales declined with the decrease in revenue in the current period, as well as the impact of product sales mix between the periods.
Cost of Service Revenue. Cost of service revenue exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for the promotion and sale of Eagle's products (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses increased by $5.1 million, largely driven by an increase in legal expenses related to patent litigation matters in the current quarter, partially offset by a $2.2 million allocation of our sales personnel costs (and other reimbursable commercial and marketing costs) to "cost of service revenue" that are assigned to marketing Eagle's products (see Note 13).

Research and Development. Research and development expenses increased by $4.7 million due to increases in costs associated with our SPI-2012 Phase 3 clinical trial, as well as various other research and development initiatives and activities.
Amortization and Impairment of Intangible Assets. Amortization expense decreased $0.6 million in the current year due to the sale of certain ex-U.S. ZEVALIN rights to Mundipharma in November 2015 (see Note 11), and accelerated amortization of our FUSILEV distribution rights, which were fully amortized as of December 31, 2015 (see Note 3(f)).
Total Other Expenses

	Three months ended June 30,
	2016	2015	$ Change	% Change
	($ in millions)
Total other expenses	$(2.3)	$(2.3)	$—	—%
Total other expenses remained consistent in the current period versus the prior year period.
Benefit for Income Taxes

	Three months ended June 30,
	2016	2015	$ Change	% Change
	($ in millions)
Benefit for income taxes	$0.1	$0.0	$0.1	100.0%
Our current period benefit for income taxes of $0.1 million is primarily due to tax allocation rules under GAAP that require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. This results in a presented benefit in the current period, despite our minimum tax obligations.
SIX MONTHS ENDED JUNE 30, 2016 VERSUS 2015

Total Revenues

	Six months ended June 30,
	2016	2015	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$25.7	$34.5	$(8.8)	(25.5)%
FOLOTYN	24.3	21.5	$2.8	13.0%
ZEVALIN	5.6	9.0	$(3.4)	(37.8)%
MARQIBO	3.0	4.0	$(1.0)	(25.0)%
BELEODAQ	6.7	4.5	$2.2	48.9%
EVOMELA	0.9	—	$0.9	100.0%
	$66.2	$73.5	$(7.3)	(9.9)%
License fees and service revenue	11.7	10.0	1.7	17.0%
Total revenues	$77.9	$83.5	$(5.6)	(6.7)%

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

FUSILEV revenue decrease is attributable to a modest decline in our unit sales due to the competitive launch in April 2015 of generic levo-leucovorin product - see Note 3(f), in addition to a modest decline in our net average sales price per unit.
FOLOTYN revenue increase is due to a significant increase in units sold in the current period, in addition to an increase in our net average sales price per unit.
ZEVALIN revenue decrease is due to a large decline in units sold in the current period in the U.S. and ex-U.S. territories. In November 2015, we entered into an out-license agreement for ZEVALIN within various ex-U.S. territories that contributed to our product revenue decline, particularly in Japan (see Note 11).
MARQIBO revenue decrease is due to a significant decline in units sold during the period. Our net average sales price per unit remained consistent with the prior year period.
BELEODAQ revenue increased as a result of an increase in the units sold during the period, in addition to an increase in our average net sales price per unit.
EVOMELA revenue in the current period is a result of our launch of this product during April 2016, thus there were no sales for this product in the prior year period.
License fees and service revenue. Our license fees and service revenue in the current period increased due to the following: (i) $6.0 million in upfront proceeds related to the out-license of ZEVALIN, FOLOTYN, MARQIBO, and BELEODAQ to Servier in the Canada territory (see Note 12); (ii) $4.3 million in fees from our co-promotion with Eagle Pharmaceuticals (see Note 13), and (iii) an increase of $1.0 million from out-license royalties. These amounts are offset by $9.7 million of upfront proceeds received during the second quarter of 2015 for our out-licenses of ZEVALIN, MARQIBO, and EVOMELA, which did not reoccur in the current year period.

Operating Expenses

	Six months ended June 30,
	2016	2015	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	$11.2	$13.1	$(1.9)	(14.5)%
Cost of service revenue	3.5	—	3.5	100.0%
Selling, general and administrative	49.6	45.9	3.7	8.1%
Research and development	29.7	25.4	4.3	16.9%
Amortization and impairment of intangible assets	12.1	20.9	(8.8)	(42.1)%
Total operating costs and expenses	$106.1	$105.3	$0.8	0.8%
Cost of Product Sales. Cost of product sales declined with the decrease in revenue in the current period, as well as the impact of product sales mix between the periods.
Cost of Service Revenue. Cost of service revenue exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for the promotion and sale of Eagle's products (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses increased by $3.7 million, largely driven by an increase in legal expenses related to patent litigation matters in the first half of 2016, partially offset by a $3.5 million allocation of our sales personnel costs (and other reimbursable commercial and marketing costs) to "cost of service revenue" that are assigned to marketing Eagle's products (see Note 13).

Research and Development. Research and development expenses increased by $4.3 million due to increases in clinical trial costs associated with the SPI-2012 Phase 3 clinical trial, as well as various other increases in clinical and development activities and a $2.7 million research and development milestone reached in the current period (see Note 16(b)(xii)).
Amortization and Impairment of Intangible Assets. Amortization expense decreased by $8.8 million in the current year due to (i) $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (see Note 3(f)), and (ii) the sale of certain ex-U.S. ZEVALIN rights to Mundipharma in November 2015 (see Note 11), and (iii) accelerated amortization of our FUSILEV distribution rights, which was fully amortized as of December 31, 2015 (see Note 3(f)).
Total Other Expenses

	Six months ended June 30,
	2016	2015	$ Change	% Change
	($ in millions)
Total other expenses	$(5.4)	$(6.1)	$0.7	11.5%
Total other expenses decreased by $0.7 million primarily due to a $1.5 million unfavorable currency exchange rate translation adjustment (i.e., unrealized loss) to the U.S. dollar for amounts we hold in ex-U.S. bank accounts, partially offset by a $0.7 million increase in the contingent consideration valuation related to our MARQIBO and EVOMELA products (see Note 9), and a $0.2 million increase in interest expense on our Convertible Senior Notes (see Note 14).
Benefit (Provision) for Income Taxes

	Six months ended June 30,
	2016	2015	$ Change	% Change
	($ in millions)
Benefit/(provision) for income taxes	$0.2	$(0.1)	$0.3	300.0%

Our current period benefit for income taxes of $0.2 million is primarily due to tax allocation rules under GAAP that require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. This results in a presented benefit in the current period, despite our minimum tax obligations. Our prior period provision for income taxes primarily represents our minimum tax obligations.
LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2016	December 31, 2015	June 30, 2015
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$156,006	$139,986	$145,579
Accounts receivable, net	$34,319	$30,384	$41,684
Total current assets	$206,652	$190,625	$207,162
Total current liabilities	$58,321	$76,343	$90,503
Working capital surplus (a)	$148,331	$114,282	$116,659
Current ratio (b)	3.5	2.5	2.3

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash (Used In) Provided by Operating Activities
Net cash used in operating activities was $24.1 million for the six months ended June 30, 2016, as compared to cash provided by operating activities of $13.0 million in the prior year period. For the six months ended June 30, 2016 and 2015, our cash collections from customers totaled $82.3 million and $148.8 million, respectively, representing 105.8% and 178.0% of reported net revenue for the same years. For the six months ended June 30, 2016 and 2015, cash payments to our employees, vendors, and end-users for products, services, chargebacks, and rebates totaled $112.0 million and $140.8 million, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities of $0.1 million for the six months ended June 30, 2016 primarily relates to $0.1 million of property, plant and equipment purchases, as compared to $0.2 million for the same in the prior year period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $40.3 million for the six months ended June 30, 2016, as compared to cash provided by financing activities of $0.8 million in the prior year period. Our cash provided by financing activities during the first half of 2016, primarily relates to: (i) $45.1 million of proceeds received from common shares sold under an at-market-issuance sales agreement, (ii) $0.2 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and (iii) $0.4 million of proceeds from employee stock purchases under our employee stock purchase plan. These amounts were partially offset by our $0.7 million purchase and retirement of restricted stock (at our employees’ election), in order to meet their federal and state tax obligations at the time of stock vesting and $4.7 million related to the cash payment in April 2016 for the achievement of the EVOMELA milestone.
Convertible Senior Notes Due 2018
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. As of June 30, 2016, we may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.
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
We believe that our $156 million in aggregate cash and equivalents, and marketable securities as of June 30, 2016 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities (see Note 18), if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2016, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part, or all, of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners using foreign currencies. In particular, some of our obligations are incurred in Euros and Yen. We mitigate such risk by maintaining a limited portion of our cash in Euros and Yen.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 26, 2016, pursuant to the terms of a License, Development, and Supply Agreement with Hanmi Pharmaceutical Company, Ltd. dated October 8, 2014 (as amended), and as a result of a milestone payment obligation triggered based on initial patient dosing in January 2016 as part of our Phase III study for SPI-2012, we issued an aggregate of 318,750 shares of our common stock to Hanmi and remitted $0.4 million to the IRS on Hanmi’s behalf for related tax obligations We received no cash proceeds in connection with this issuance. We issued such shares of common stock without registration under the Securities Act in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act. The foregoing transaction did not involve any public offering; we made no solicitation in connection with the issuance; we obtained representations from Hanmi regarding its investment intent, experience, “accredited investor” status and sophistication; and Hanmi had access to adequate information about us in order to make an informed investment decision. Additionally, at the time of the issuance, the shares of common stock were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect. No underwriting discounts or commissions were paid in conjunction with the issuance.

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1+
License Agreement, dated March 8, 2013, by and between Spectrum Pharmaceuticals Inc. and Cydex Pharmaceuticals, Inc. Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

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

SPECTRUM PHARMACEUTICALS, INC.

Date:	August 9, 2016	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)