Form 10-Q
period 2016-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2016-11-14
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, 80,557,934 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

SPECTRUM PHARMACEUTICALS, INC. ®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ® , and EVOMELA® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its affiliates. ROLONTIS™, QAPZOLA™, REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals' logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$171,605	$139,741
Marketable securities	247	245
Accounts receivable, net of allowance for doubtful accounts of $15 and $120, respectively	42,466	30,384
Other receivables	7,091	12,572
Inventories	7,303	4,176
Prepaid expenses and other assets	2,702	3,507
Total current assets	231,414	190,625
Property and equipment, net of accumulated depreciation	538	918
Intangible assets, net of accumulated amortization and impairment charges	171,460	190,335
Goodwill	18,017	17,960
Other assets	28,015	19,211
Total assets	$449,444	$419,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$49,977	$56,539
Accrued payroll and benefits	7,741	8,188
Deferred revenue	4,458	6,130
Drug development liability	156	259
Acquisition-related contingent obligations	—	5,227
Total current liabilities	62,332	76,343
Drug development liability, less current portion	14,004	14,427
Deferred revenue, less current portion	741	383
Acquisition-related contingent obligations, less current portion	1,915	1,439
Deferred tax liability	6,739	6,779
Other long-term liabilities	8,772	7,444
Convertible senior notes	104,144	99,377
Total liabilities	198,647	206,192
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized:	—	—
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 0 and 20 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (the prior year balance relates to the 20 shares of preferred stock which were converted into 40,000 shares of common stock in the current year)	—	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 80,566,699 and 68,228,935 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	80	68
Additional paid-in capital	638,006	552,108
Accumulated other comprehensive loss	(2,090)	(5,319)
Accumulated deficit	(385,199)	(334,123)
Total stockholders’ equity	250,797	212,857
Total liabilities and stockholders’ equity	$449,444	$419,049
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales, net	$30,272	$28,457	$96,401	$102,014
License fees and service revenue	3,121	170	14,807	10,212
Total revenues	$33,393	$28,627	$111,208	$112,226
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	7,503	8,447	18,715	21,508
Cost of service revenue	2,221	—	5,716	—
Selling, general and administrative	19,465	19,411	69,047	65,297
Research and development	13,293	9,924	43,037	35,333
Amortization and impairment charges of intangible assets	6,907	6,919	19,052	27,857
Total operating costs and expenses	49,389	44,701	155,567	149,995
Loss from operations	(15,996)	(16,074)	(44,359)	(37,769)
Other (expense) income:
Interest expense, net	(2,373)	(2,274)	(7,087)	(6,760)
Change in fair value of contingent consideration related to acquisitions	78	81	(1,249)	(565)
Other income (expense), net	372	(535)	990	(1,501)
Total other expenses	(1,923)	(2,728)	(7,346)	(8,826)
Loss before income taxes	(17,919)	(18,802)	(51,705)	(46,595)
Benefit (provision) for income taxes	464	78	635	(37)
Net loss	$(17,455)	$(18,724)	$(51,070)	$(46,632)
Net loss per share:
Basic and diluted	$(0.22)	$(0.28)	$(0.73)	$(0.71)
Weighted average shares outstanding:
Basic and diluted	79,303,380	65,855,727	70,437,885	65,457,060
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(17,455)	$(18,724)	$(51,070)	$(46,632)
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on available-for-sale securities	465	(3,934)	2,975	(949)
Foreign currency translation adjustments	96	387	254	(1,913)
Other comprehensive income (loss)	561	(3,547)	3,229	(2,862)
Total comprehensive loss	$(16,894)	$(22,271)	$(47,841)	$(49,494)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(51,070)	$(46,632)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,493	21,235
Stock-based compensation	9,754	8,490
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 14)	4,246	3,895
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 14)	521	493
Bad debt (recovery) expense	(15)	11
Impairment of intangible assets (Note 3(f))	—	7,160
Unrealized foreign currency exchange loss (gain)	(155)	435
Research and development expense recognized for the value of stock issued in connection with milestone achievement (Note 16(b)(xii))	2,419	—
Change in fair value of contingent consideration related to the EVOMELA and Talon acquisitions (Note 9)	1,249	565
Changes in operating assets and liabilities:
Accounts receivable, net	(12,040)	22,537
Other receivables	5,571	(8,008)
Inventories	(6,768)	2,127
Prepaid expenses	804	(133)
Deferred tax assets	—	(147)
Other assets	(2,095)	(1,398)
Accounts payable and other accrued obligations	(6,595)	(5,638)
Accrued payroll and benefits	(451)	(1,286)
Drug development liability	(526)	(1,385)
Acquisition related contingent obligations	(1,300)	—
Deferred revenue	(1,417)	359
Deferred tax liability	(40)	89
Other long-term liabilities	1,321	874
Net cash (used in) provided by operating activities	(37,094)	3,643
Cash Flows From Investing Activities:
Proceeds from sale of available-for-sale securities	—	3,061
Redemption of mutual funds	(1)	—
Purchases of property and equipment	(61)	(212)
Net cash (used in) provided by investing activities	(62)	2,849
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	190	1,482
Proceeds from sale of stock under employee stock purchase plan	383	335
Purchase and retirement of restricted stock to satisfy employees' tax liability at vesting	(829)	(629)
Payment of contingent consideration related to EVOMELA acquisition (Note 9(b))	(4,700)	—
Proceeds from common shares sold under an at-the-market-issuance sales agreement (Note 18)	73,869	—
Dividends paid upon conversion of Series E Convertible Voting Preferred Stock (Note 18)	(6)	—
Net cash provided by financing activities	68,907	1,188
Effect of exchange rates on cash and equivalents	113	(1,095)
Net increase in cash and cash equivalents	31,864	6,585
Cash and cash equivalents—beginning of period	139,741	129,942
Cash and cash equivalents—end of period	$171,605	$136,527
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$332
Cash paid for interest	$1,650	$1,650

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, and a commercial infrastructure and field sales force for our marketed products. Currently, we market six approved oncology/hematology products that target different types of non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer, acute lymphoblastic leukemia ("ALL"), and multiple myeloma ("MM").
We also have three drugs in late-stage development:

•	ROLONTIS (formerly referred to as SPI-2012) for chemotherapy-induced neutropenia in patients with breast cancer.

•	QAPZOLA (formerly referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer.

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with breast cancer.
(b) Basis of Presentation
Interim Financial Statements
The interim financial data as of September 30, 2016 and 2015 is unaudited, and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and nine months ended September 30, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2015 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 14, 2016.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the rules and regulations of the SEC. These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for Spectrum Pharma Canada ("SPC"), as discussed below). All inter-company accounts and transactions among these legal entities have been eliminated in consolidation.
Variable Interest Entity
We own fifty-percent of SPC, a legal entity organized in Quebec, Canada in January 2008. Certain of our drug clinical studies are conducted through this “variable interest entity” (as defined under applicable GAAP) and we fund all of SPC’s operating costs. Since we carry the full risks and rewards of SPC, we meet the applicable GAAP criteria as being its “primary beneficiary.” Accordingly, SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.
(c) Operating Segment

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three and nine months ended September 30, 2016 and 2015, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the Ex-U.S. territory) are held in the U.S.
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
The estimates and assumptions that most significantly impact the presented amounts within these accompanying Condensed Consolidated Financial Statements are further described below:
(i) Revenue Recognition
(a) Product Sales: We sell our products to wholesalers/distributors (i.e., our customers), except for our U.S. sales of ZEVALIN in which case the end-user (i.e. clinic or hospital) is our customer. Our wholesalers/distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from our product sales is recognized when title and risk of loss have transferred to our customer, and the following additional criteria are met:

(1)	appropriate evidence of a binding arrangement exists with our customer;

(2)	price is substantially fixed or determinable;

(3)	collection from our customer is reasonably assured;

(4)	our customer’s obligation to pay us is not contingent on resale of the product;

(5)	we do not have significant continued performance obligations to our customer; and

(6)	we have a reasonable basis to estimate returns.
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
Government Chargebacks: Our products are subject to pricing limits under certain federal government programs (e.g., Medicare and the 340B Drug Pricing Program). Qualifying entities (i.e., end-users) purchase product from our customers at their qualifying discounted price. The chargeback amount we incur represents the difference between our contractual sales price

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

to our customer, and the end-user’s applicable discounted purchase price under the government program. There may be significant lag time between our reported net product sales and our receipt of corresponding government chargeback claims from our customers.
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
(b) License Fees: Our out-license arrangements may include one or more of the following: (a) upfront license fees, (b) royalties from our licensees’ sales, and (c) milestone payments from our licensees’ sales or regulatory achievements. We recognize revenue from these categories based on the contractual terms that establish the legal rights and obligations between us and our licensees.

(i)
We first assess the number of “units of accounting” in the arrangement in accordance with multiple element arrangement guidance. We consider if the separate “deliverable” has standalone value to our licensee, and if standalone value does not exist for a deliverable, it is combined with other deliverables until the "bundle" has standalone value. The allocation of arrangement consideration and the recognition of revenue then is determined for those combined deliverables as a single unit of accounting

(ii)
Next, we measure and allocate arrangement consideration among the separate units of accounting. This measurement and allocation is based upon the fixed and discreet license fee payments and fixed royalties (as a percentage of our licensees’ net sales) that are part of the contractual terms within our arrangements. This fixed or determinable consideration is allocated to the units of accounting using the "relative selling price method".

(iii)	We evaluate certain customer payments as follows:

(a)
For upfront license fees, we consider whether the revenue is earned and realizable at the time of contract execution (i.e., when the license rights transfer to the customer). We give specific consideration to whether we have any on-going contractual service obligations to the licensee, including any requirements for us to provide on-going support services, and/or for us to supply drug products for the licensee’s future sales. As a result, we may either recognize all upfront license fees as revenue in the period of contract execution, or recognize these fees over the actual (or implied) contractual term of the out-license.

(b)
For royalties, when we have no on-going performance obligation, we recognize revenue in the period that our licensee has sales for which we are contractually entitled to a percentage-based royalty payment.

(c)	For our licensees’ sales or regulatory milestone achievements, revenue associated with substantive at-risk milestones is recognized when we have no on-going performance obligation

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

and based upon the achievement of the milestones set forth in the respective agreements, as this is the point at which the additional consideration becomes fixed or determinable.
(c) Service Revenue: We receive fees under certain arrangements for (a) sales and marketing services, (b) supply chain services (c) research and development services, and (d) clinical trial management services. Payment for these services may be triggered by (i) an established fixed-fee schedule, (ii) the completion of product delivery in our capacity as a procurement agent, (iii) the successful completion of a phase of development, (iv) favorable results from a clinical trial, and/or (v) regulatory approval events.
We consider whether revenue associated with these service arrangements is “realizable and earned” each reporting period, based on our completed services or deliverables during the period, and the contractual terms of the arrangement (which typically includes fee schedules). For any/all milestone achievements in the reporting period that contractually result in fixed payments due to us, we apply the “milestone method” of revenue recognition. Accordingly, this revenue recognition occurs as each “substantive” milestone (as discussed below) is achieved by us, since (1) all contingencies associated with each milestone is resolved upon its achievement, (2) the milestone achievement relates solely to our past performance, and (3) no remaining milestone performance obligations exist in relation to our receipt of payment.

In recognizing revenue under the milestone method, we first assess the number of “units of accounting” in the arrangement. We consider if the separate “deliverable” has standalone value to our licensee, and if standalone value does not exist for a deliverable, it is combined with other deliverables until the "bundle" has standalone value. The allocation of arrangement consideration and the recognition of revenue is determined for those combined deliverables as a single unit of accounting. This includes allocation of consideration associated with milestones achieved by our licensees.

Next, we measure and allocate arrangement consideration among the separate units of accounting. This fixed or determinable consideration is allocated to the units of accounting using the "relative selling price method". Variable fees subsequently earned (other than substantive milestone payments) are allocated to the units of accounting on the same basis.

We determine whether the milestone is substantive by considering (i) the extent of our effort to achieve the milestone and/or the enhancement of the value of the delivered item(s) as a result of milestone achievement, (ii) whether the milestone achievement relates solely to our past performance, and (iii) if the milestone payment is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

For service contracts without milestones, we recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) fees are fixed or determinable, and (iv) collectability is reasonably assured.

(d) New Revenue Recognition Standard: The new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), is effective for us beginning January 1, 2018. This new standard requires that our revenue is recognized in a manner that reasonably reflects the delivery of our goods or services to customers in return for expected consideration. To achieve this core principle, the guidance provides the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
We intend to apply the "cumulative effect transition method" of ASU 2014-09 for its implementation. We continue to evaluate the impact of this new standard on our current revenue recognition models for product sales, license fees, and service revenue (as described above), though we currently believe the most significant impact of this new standard relates to the timing of our license fee revenue.
(ii) Cash and Equivalents
Our cash and equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date.
(iii) Marketable Securities

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit. Since we classify these securities as “available-for-sale” under applicable GAAP, any unrealized gains or losses from their change in value is reflected in “unrealized gain (loss) on available-for-sale securities” on the accompanying Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses on available-for-sale securities are included in “other income (expense), net” on the accompanying Condensed Consolidated Statements of Operations.
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
(v) Inventories
We value our inventory at the lower of (i) the actual cost of its purchase or manufacture, or (ii) its current market value. Inventory cost is determined on the first-in, first-out method. We regularly review our inventory quantities in process of manufacture and on hand. When appropriate, we record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast by product and corresponding expiry dates.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of September 30, 2016 and December 31, 2015, our holdings included within “cash and cash equivalents” and “marketable securities” were at major financial institutions.
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

The carrying amount of our equity securities, money market funds, bank certificates of deposits, and mutual funds approximates their fair value (utilizing Level 1 or Level 2 inputs – see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our “cash and cash equivalents” and “marketable securities”:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current	Long Term
September 30, 2016
Bank deposits	$28,134	$—	$—	$28,134	$28,134	$—	$—
Money market funds	138,472	—	—	138,472	138,472	—	—
Bank certificates of deposits	5,246	—	—	5,246	4,999	247	—
Total cash and cash equivalents and marketable securities	$171,852	$—	$—	$171,852	$171,605	$247	$—
December 31, 2015
Bank deposits	$59,625	$—	$—	$59,625	$59,625	$—	$—
Money market funds	80,116	—	—	80,116	80,116	—	—
Bank certificates of deposits	245	—	—	245	—	245	—
Total cash and cash equivalents and marketable securities	$139,986	$—	$—	$139,986	$139,741	$245	$—
As of September 30, 2016, none of these securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment, Net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consist of the following:

	September 30, 2016	December 31, 2015
Computer hardware and software	$3,823	$3,785
Laboratory equipment	622	608
Office furniture	354	355
Leasehold improvements	2,880	2,872
Property and equipment, at cost	7,679	7,620
(Less): Accumulated depreciation	(7,141)	(6,702)
Property and equipment, net of accumulated depreciation	$538	$918
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the nine months ended September 30, 2016 and 2015, was $0.4 million and $0.5 million, respectively.

     In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and requires lease assets and lease liabilities (including for operating leases) to be presented on the balance sheet at its "gross amount" and requires additional disclosures regarding lease arrangements. The guidance is effective for us beginning January 1, 2019, and mandates a "modified retrospective" transition method. We are currently assessing the impact this guidance will have on our consolidated financial statements. We presently do not have any capital lease arrangements, though we have several operating lease agreements that primarily relate to our principal executive office in Henderson, Nevada, and our research and development facility in Irvine, California, in addition to several other administrative office leases.

(c) Inventories
“Inventories” consist of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2016	December 31, 2015
Raw materials	$2,632	$1,606
Work-in-process*	10,091	4,228
Finished goods	1,380	1,498
(Less:) Non-current portion of inventories included within "other assets" **	(6,800)	(3,156)
Inventories	$7,303	$4,176

* In January 2016, we received $3.4 million of ZEVALIN antibody materials for its future manufacture (representing strategic long-term supply).

** The "non-current" portion of inventories is presented within "other assets" in the accompanying Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, respectively. This value of $6.8 million at September 30, 2016 represents product that we expect to sell beyond September 30, 2017.
(d) Prepaid expenses and other assets
“Prepaid expenses and other assets” consist of the following:

	September 30, 2016	December 31, 2015
Prepaid operating expenses	$2,702	$3,507
Current portion of debt issuance costs*	—	—
Prepaid expenses and other assets	$2,702	$3,507
* Beginning January 1, 2016, our debt issuance costs (current and non-current portions) were retrospectively reclassified from “prepaid expenses and other assets” and "other assets" to a reduction of the carrying amount of “convertible senior notes” (i.e., contra-liability - see Note 14) within our accompanying Consolidated Balance Sheets, in accordance with the FASB-issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). These amounts were $1.7 million and $2.2 million (including current and non-current portions) as of September 30, 2016 and December 31, 2015, respectively.
(e) Other receivables
“Other receivables” consist of the following:

	September 30, 2016	December 31, 2015
Income tax receivable	$1,264	$1,301
Insurance receivable	350	7,100
Mundipharma promissory note	—	2,215
CASI note - short term*	1,500	—
Eagle receivable for services and support costs (Note 13)	1,896	—
Research and development expenses - reimbursements due	1,726	1,699
Other miscellaneous receivables	355	257
Other receivables	$7,091	$12,572
* This full balance was prospectively reclassified beginning March 31, 2016 to "other receivables" (presented within current assets on the accompanying Condensed Consolidated Balance Sheets) from "other assets" (presented within non-current assets) due to this note's maturity date of March 17, 2017 (i.e., within 12 months of September 30, 2016) - see Note 10.
(f) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization and impairment charges” consist of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

		September 30, 2016
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights (1)	7,700	(296)	—	—	7,404	156	150
BELEODAQ distribution rights	25,000	(4,219)	—	—	20,781	160	133
MARQIBO distribution rights	26,900	(11,783)	—	—	15,117	81	42
FOLOTYN distribution rights (2)	118,400	(37,767)	—	—	80,633	152	74
ZEVALIN distribution rights – U.S.	41,900	(33,214)	—	—	8,686	123	30
ZEVALIN distribution rights – Ex-U.S.	23,490	(14,159)	(3,818)	—	5,513	96	42
FUSILEV distribution rights (3)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (4)	27,900	(11,151)	—	(1,023)	15,726	110	70
Total intangible assets	$305,668	$(122,207)	$(3,818)	$(8,183)	$171,460

(1)
The FDA approval of EVOMELA in March 2016 triggered a $6 million payment due to CyDex Pharmaceuticals, Inc. (a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated ("Ligand")). This event also resulted in a reclassification of our $7.7 million "EVOMELA IPR&D" to "EVOMELA distribution rights" due to our ability to begin its commercialization with this FDA approval. Amortization commenced on April 1, 2016, in accordance with our capitalization policy for intangible assets.

(2)
Beginning June 2016, we adjusted the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition (see Note 16(g)).

(3)
On February 20, 2015, the U.S. District Court for the District of Nevada found the patent covering FUSILEV to be invalid, which was upheld on appeal. On April 24, 2015, Sandoz began to commercialize a generic version of FUSILEV. This represented a “triggering event” under applicable GAAP in evaluating the value of our FUSILEV distribution rights as of March 31, 2015, resulting in a $7.2 million impairment charge (non-cash) in the first quarter of 2015. We accelerated amortization expense recognition in 2015 for the then remaining net book value of FUSILEV distribution rights.

(4)
On May 29, 2013, we amended our FOLOTYN collaboration agreement with Mundipharma International Corporation Limited ("Mundipharma"). As a result of the amendment, Europe and Turkey were excluded from Mundipharma’s commercialization territory, and their royalty rates and milestone payments to us were modified. This constituted a change under which we originally valued the FOLOTYN out-license as part of business combination accounting, resulting in an impairment charge (non-cash) of $1.0 million in the second quarter of 2013.

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Intangible asset amortization expense recognized during the nine months ended September 30, 2016 was $19.1 million, as compared to $27.9 million of amortization and impairment expense recognized in the prior year period (of which $7.2 million relates to the impairment of the FUSILEV distribution rights, and the remaining $20.7 million relates to scheduled amortization expense).

Estimated intangible asset amortization expense for the remainder of 2016 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31,
Remainder of 2016	$6,909
2017	27,635
2018	27,635
2019	25,029
2020	19,740
2021	18,266
2022 and thereafter	28,646
$153,860
“Goodwill” is comprised of the following:

	September 30, 2016	December 31, 2015
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(380)	(437)
Goodwill	$18,017	$17,960
(g) Other assets
“Other assets” are comprised of the following:

	September 30, 2016	December 31, 2015
Equity securities and secured promissory note - CASI (see Note 10)*	$9,146	$6,689
Supplies and deposits	181	185
2018 Convertible Notes issuance costs (excluding current portion)**	—	—
Executive officer life insurance – cash surrender value	11,845	9,181
Inventories - non-current portion	6,800	3,156
Other miscellaneous assets	43	—
Other assets	$28,015	$19,211

* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond September 30, 2016, as discussed in Note 10. The “unrealized gain on available-for-sale securities" within the Condensed Consolidated Statements of Comprehensive Loss, totaled $3.0 million, net of income tax, for the nine months ended September 30, 2016.

** Beginning January 1, 2016, our debt issuance costs (current and non-current portions) were retrospectively reclassified from “prepaid expenses and other assets” and "other assets" to a reduction of the carrying amount of “convertible senior notes” (i.e., contra-liability - see Note 14) within our accompanying Consolidated Balance Sheets, in accordance with ASU 2015-03. These amounts were $1.7 million and $2.2 million (including current and non-current portions) as of September 30, 2016 and December 31, 2015, respectively.
(h) Accounts payable and other accrued liabilities

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

“Accounts payable and other accrued liabilities” are comprised of the following:

	September 30, 2016	December 31, 2015
Trade accounts payable and other accrued liabilities	$27,180	$26,684
Accrued rebates	10,130	18,166
Accrued product royalty	5,286	4,908
Allowance for returns	2,237	1,394
Accrued data and distribution fees	2,996	1,830
Accrued GPO administrative fees	342	1,058
Accrued inventory management fee	323	498
Allowance for chargebacks	1,483	2,001
Accounts payable and other accrued liabilities	$49,977	$56,539
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets specifically for GTN estimates (see Note 2(i)) are as follows:

	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2014	$45,822	$8,284	$1,135
Add: provisions	75,498	15,928	1,486
(Less): credits or actual allowances	(101,153)	(20,826)	(1,227)
Balance as of December 31, 2015	20,167	3,386	1,394
Add: provisions	67,390	10,235	1,558
(Less): credits or actual allowances	(75,944)	(9,960)	(715)
Balance as of September 30, 2016	$11,613	$3,661	$2,237
(i) Deferred revenue
Deferred revenue (current and non-current) is comprised of the following:

	September 30, 2016	December 31, 2015
Mundipharma deferred revenue (see Note 11)	$1,700	$—
EVOMELA deferred revenue*	3,094	—
FUSILEV deferred revenue**	—	6,083
Dr. Reddy's out-license (see Note 16(b)(iii))	405	430
Deferred revenue	$5,199	$6,513
*We commercialized EVOMELA beginning in April 2016, and have deferred revenue recognition (see Note 2(i)(a)) for any product shipped to our distributors, but not ordered and received by end-users as of September 30, 2016.

**In the third quarter of 2015, we deferred revenue recognition related to certain FUSILEV product shipments that did not meet our revenue recognition criteria (see Note 2(i)(a)), aggregating $9.9 million. Specifically, this deferral resulted from our inability to concurrently estimate future rebate values (with requisite precision) offered to our customers in order to compete with generic products. During the fourth quarter of 2015, we recognized $3.8 million for these third quarter shipments, and $6.1 million remained deferred as of December 31, 2015. In the first quarter of 2016, this $6.1 million of deferred revenue was recognized in full.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(j) Other long-term liabilities
Other long-term liabilities are comprised of the following:

	September 30, 2016	December 31, 2015
Accrued executive deferred compensation	$7,797	$6,458
Deferred rent (non-current portion)	193	248
Clinical study holdback costs, non-current	44	—
Other tax liabilities	738	738
Other long-term liabilities	$8,772	$7,444

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross product sales	$61,513	$44,713	$175,963	$160,111
Commercial rebates and government chargebacks	(26,167)	(12,515)	(67,389)	(44,364)
Data and distribution fees, GPO fees, and inventory management fees	(4,234)	(3,503)	(10,235)	(12,709)
Prompt pay discounts	(300)	(15)	(380)	(16)
Product returns allowance	(540)	(223)	(1,558)	(1,008)
Net product sales	$30,272	$28,457	$96,401	$102,014

5. NET PRODUCT SALES BY GEOGRAPHIC REGION AND PRODUCT LINE, AND COMPOSITION OF LICENSE FEES AND SERVICE REVENUE
The below table presents our net product sales by geography for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
United States	$29,576	97.7%	$26,262	92.3%	$93,392	96.9%	$96,546	94.6%
International:
Europe	696	2.3%	709	2.5%	3,009	3.1%	1,806	1.8%
Asia Pacific*	—	—%	1,486	5.2%	—	—%	3,662	3.6%
Total international	696	2.3%	2,195	7.7%	3,009	3.1%	5,468	5.4%
Net product sales	$30,272	100.0%	$28,457	100.0%	$96,401	100.0%	$102,014	100.0%

* See Note 11 for discussion of our November 2015 out-license for Asia Pacific territory to Mundipharma.

The below table presents our net product sales by product line for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
FUSILEV	$4,893	16.2%	$11,101	39.0%	$30,568	31.7%	$45,597	44.7%
FOLOTYN	11,315	37.4%	8,722	30.6%	35,577	36.9%	30,261	29.7%
ZEVALIN	2,627	8.7%	4,762	16.7%	8,224	8.5%	13,784	13.5%
MARQIBO	1,925	6.4%	1,316	4.6%	4,921	5.1%	5,290	5.2%
BELEODAQ	3,635	12.0%	2,556	9.0%	10,326	10.7%	7,082	6.9%
EVOMELA	5,877	19.4%	—	—%	6,785	7.0%	—	—%
Net product sales	$30,272	100.0%	$28,457	100.0%	$96,401	100.0%	$102,014	100.0%

The below table presents our license fee and service revenue by source for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Out-license to Servier in Canada territory (Note 12)	$—	—%	$—	—%	$6,000	40.5%	$—	—%
Co-promotion with Eagle (Note 13)	2,406	77.1%	—	—%	6,737	45.5%	—	—%
Out-license to Mundipharma in China and other ex-U.S. territories (Note 11 and 15)	703	22.5%	158	92.9%	2,013	13.6%	493	4.8%
Out-license to CASI in China territory (Note 10)	—	—%	—	—%	—	—%	9,682	94.8%
Other license fees and service revenues	12	0.4%	12	7.1%	57	0.4%	37	0.4%
License fees and service revenues	$3,121	100.0%	$170	100.0%	$14,807	100.0%	$10,212	100.0%

6. STOCK-BASED COMPENSATION
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “Total operating costs and expenses” for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of product sales	$30	$21	$84	$43
Research and development	470	474	1,461	1,326
Selling, general and administrative	2,650	2,005	8,209	7,121
Total stock-based compensation	$3,150	$2,500	$9,754	$8,490

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(17,455)	$(18,724)	$(51,070)	$(46,632)
Weighted average shares – basic and diluted	79,303,380	65,855,727	70,437,885	65,457,060
Net loss per share – basic and diluted	$(0.22)	$(0.28)	$(0.73)	$(0.71)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact would have been anti-dilutive due to net loss per share in the three and nine months ended September 30, 2016 and 2015, as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
2018 Convertible Notes	11,401,284	11,401,284	11,401,284	11,401,284
Common stock options	1,603,028	1,591,709	1,498,034	1,507,700
Restricted stock awards	2,609,533	1,457,232	2,609,533	1,457,232
Common stock warrants	—	59,853	1,674	45,121
Preferred stock	—	40,000	—	40,000
Total	15,613,845	14,550,078	15,510,525	14,451,337

8. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories:

	September 30, 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$5,246	$—	$5,246
Money market currency funds	—	138,472	—	138,472
Equity securities	9,146	—	—	9,146
Mutual funds	—	45	—	45
Deferred compensation investments, including life insurance cash surrender value	—	11,845	—	11,845
	$9,146	$155,608	$—	$164,754
Liabilities:
Deferred executive compensation liability	$—	$7,797	$—	$7,797
Drug development liability (Note 15)	—	—	14,160	14,160
Talon CVR (Note 9(a))	—	—	1,853	1,853
Corixa Liability	—	—	62	62
	$—	$7,797	$16,075	$23,872

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

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2014	$23,127
Deferred drug development costs	(1,099)
Ligand Contingent Consideration fair value adjustment	326
Talon CVR fair value adjustment	(1,002)
Balance at December 31, 2015	21,352
Settlement of Ligand Contingent Consideration liability (see Note 9(b))	(6,000)
Deferred drug development costs (see Note 15)	(526)
Ligand Contingent Consideration fair value adjustment prior to settlement (see Note 9(b))	773
Talon CVR fair value adjustment (see Note 9(a))	476
Balance at September 30, 2016*	$16,075
* This amount is comprised of the current and non-current portions of “drug development liability” and of “acquisition-related contingent obligations” on our accompanying Condensed Consolidated Balance Sheets.

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

Talon CVR Fair Value as of September 30, 2016 and December 31, 2015
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2015	$1,377
Fair value adjustment for the nine months ended September 30, 2016	476
September 30, 2016	$1,853
(b) Acquisition of Rights to EVOMELA and Related Contingent Consideration
Overview of Acquisition of Rights to EVOMELA
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled®, propylene glycol-free MELPHALAN (which we branded as “EVOMELA”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. We acquired these rights from CyDex Pharmaceuticals, Inc. a wholly-owned subsidiary of Ligand ("CyDex") for an initial license fee of $3 million, and assumed responsibility for EVOMELA's then-ongoing clinical and regulatory development program. Concurrent with the execution of this in-license agreement, we entered into an exclusive supply agreement with CyDex that requires that all of our purchases of the Captisol product (which is required to formulate EVOMELA) must be from CyDex, while CyDex must supply us with all of our future commercial needs of this raw material.
We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date.
We are required to pay Ligand additional amounts up to an aggregate $60 million upon the achievement of annual net sales thresholds (exclusive of the $6 million milestone payment triggered in March 2016, as discussed below), however, we continue to not expect to achieve these sales thresholds based on our estimated market size for this product and our projected market share. We also must pay royalties of 20% on our net sales of EVOMELA in all territories. Our EVOMELA royalty obligation and sales-based milestones are jointly treated under GAAP as part of an "executory contract" that is connected with an at-market supply agreement for Captisol (requiring the continuing involvement of CyDex). As a result, this royalty obligation and sales-based milestones are treated as separate transactions apart from consideration for the EVOMELA rights. Our royalty expenses are reported through “cost of goods sold” on our Consolidated Statement of Operations in the period of our recognized revenue for the product sale.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following:

Cash consideration	$3,000
Ligand Contingent Consideration - FDA approval milestone	4,700
Total purchase consideration	$7,700
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

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and are therefore represent Level 3 values - see Note 2(xiii)). In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand (“Ligand Contingent Consideration”) that was paid in April 2016. "EVOMELA IPR&D" of $7.7 million was reclassified to "EVOMELA distribution rights" within "Intangible assets, net of accumulated amortization and impairment charges" in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 (see Note 3(f)). Amortization related to this intangible asset commenced on April 1, 2016.
Ligand Contingent Consideration Fair Value as of September 30, 2016 and December 31, 2015
The fair value of the Ligand Contingent Consideration immediately prior to its payment was the full $6 million payment due upon milestone achievement. Accordingly, in the first quarter of 2016, we recorded a $0.8 million adjustment to the “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2015	$5,227
Fair value adjustment for the three months ended March 31, 2016	773
Payment to Ligand in April 2016 for FDA approval milestone achievement	$(6,000)
September 30, 2016	$—

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

10. OUT-LICENSE OF MARQIBO, ZEVALIN, AND EVOMELA IN CHINA TERRITORY TO CASI
Overview of CASI Out-License

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, EVOMELA (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for the rights related to ZEVALIN and EVOMELA and a secured promissory note for the rights related to MARQIBO. Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues additional securities. In February 2016 and July 2016, we acquired an additional 1.7 million and 1.1 million common shares of CASI at par value, respectively, resulting in our total holding of 8.2 million common shares as of September 30, 2016.
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

(a)
Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $9.1 million as of September 30, 2016 within "other assets" (rather than "marketable securities") on our accompanying Condensed Consolidated Balance Sheets. The change in fair value of these securities is reported within “unrealized gain on available-for-sale securities" on the Condensed Consolidated Statements of Comprehensive Loss.

(b)
Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. The face value of the promissory note as of September 30, 2016 is included within "other receivables" on the accompanying Condensed Consolidated Balance Sheets.

In addition, CASI will be responsible for paying any royalties or milestones that we are obligated to pay to our third-party licensors resulting from the achievement of certain milestones and/or sales of CASI Out-Licensed Products, but only to the extent of the greater China portion of such royalties or milestones.

11. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES TO MUNDIPHARMA

On November 16, 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015, and $1.3 million of the $3 million payment was recognized in the same caption for the nine months ended September 30, 2016. As of September 30, 2016, $1.7 million remains deferred and is presented within "deferred revenue" (current and non-current) in the accompanying Condensed Consolidated Balance Sheets. We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone, that if/when achieved, will also be reported within "license fees and service revenue".

As Mundipharma has sales of ZEVALIN kits in their territories, the remaining unrecognized portion of this $3 million payment will be reported by us within "license fees and service revenue" on an established per-unit basis. Mundipharma is required to reimburse us for our payment of royalties due to Bayer Pharma AG ("Bayer") from their ZEVALIN sales - see Note 16(b)(ii).

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

12. OUT-LICENSE OF ZEVALIN, FOLOTYN, BELEODAQ, AND MARQIBO IN CANADA TERRITORY TO SERVIER
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. ("Servier") for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016. We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.

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
The fixed payments received by us, as well as reimbursable costs for certain marketing activities that we coordinate with third parties on Eagle's behalf, are recognized within "license fees and service revenue" on our accompanying Consolidated Statement of Operations. This amount was $2.4 million and $6.7 million for the three and nine months ended September 30, 2016, respectively. Any variable payments due to us will be recognized in the period earned and reported within the same revenue caption.
An allocation of our sales personnel costs that are dedicated to Eagle sales activities are reported within "cost of service revenue" on our accompanying Consolidated Statement of Operations, as are reimbursable costs for Eagle marketing activities. These were an aggregate $2.2 million and $5.7 million for the three and nine months ended September 30, 2016, respectively.
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
As of September 30, 2016, the 2018 Convertible Notes are not eligible to be converted into our common stock, as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of our common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the principal amount of $120 million in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of September 30, 2016 is summarized as follows:

Principal amount	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(14,206)
(Less): Debt issuance costs (see Note 3(d))	(1,650)
September 30, 2016 carrying value	$104,144

As of September 30, 2016 and December 31, 2015, the estimated aggregate fair value of the 2018 Notes is $106.5 million and $105.1 million, respectively. These fair value estimates are less than the principal amount of $120 million, largely since the conversion feature of the 2018 Notes was, and remains, out-of-the-money. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the nine months ended September 30, 2016:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Contractual coupon interest expense	$2,475
Amortization of debt issuance costs	521
Accretion of debt discount	4,246
Total	$7,242
Effective interest rate	8.66%

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

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2015	$259	$14,427	$14,686
Transfer from long-term to current in 2016	423	(423)	—
(Less): Expenses incurred in 2016	(526)	—	(526)
Balance at September 30, 2016	$156	$14,004	$14,160

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
(b) In/Out Licensing Agreements and Co-Development Arrangements
The in-license agreements for our commercialized and development-stage drug products provide us with territory-specific rights to their manufacture and distribution (including sub-licensing, or out-licensing, rights). We are generally responsible for all related clinical development costs, patent filings and maintenance costs, marketing costs, and liability insurance costs. We are also obligated to make specified milestone payments to our licensors upon the achievement of certain regulatory and sales milestones, and to pay royalties based on our net sales of all in-licensed products. We also enter into out-license agreements for territory-specific rights to our drug products which include one or more of: upfront license fees, royalties from our licensees’ sales, and/or milestone payments from our licensees’ sales or regulatory achievements. For certain development-stage drug products, we may enter into cost/effort-sharing arrangements with our licensees and licensors.
Our most significant of these agreements, and the key financial terms and our accounting for each, are summarized below:
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
In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.
(ii) ZEVALIN Ex-U.S.: In-License and Asset Purchase Agreement with Bayer Pharma
In April 2012, through our wholly-owned subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed the acquisition of licensing rights to market ZEVALIN outside of the U.S. from Bayer. ZEVALIN is currently approved in approximately 40 countries outside the U.S. for the treatment of B-cell non-Hodgkin lymphoma, including countries in Europe, Latin America, and Asia.
In consideration for the rights granted under the agreement, concurrent with the closing, we paid Bayer a one-time fee of €19 million. Our ex-U.S. net sales-based royalty to Bayer ranges between the single digits to mid-teens. We amended the agreement in February 2016. Under the amendment, in the event that we elect to sublicense the rights in certain countries, our applicable royalty on net sales to Bayer would be adjusted to a tiered rate from the single-digits to 20% in such countries. Unless earlier terminated, the term of the agreement, as amended, continues until the expiration of the last-to-expire patent covering the sale of a licensed product in the relevant country, or 15 years from the date of first commercial sale of the licensed product in such country, whichever is longer.
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
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
On November 16, 2015, we entered into an out-license agreement with Mundipharma for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015, and $1.3 million of the $3 million payment was recognized in the same caption for the nine months ended September 30, 2016. As of September 30, 2016, $1.7 million remains deferred and is presented within "deferred revenue" (current and non-current) in the accompanying Condensed Consolidated Balance Sheets. As Mundipharma has sales of ZEVALIN kits in their territories, the remaining unrecognized portion of this $1.7 million value will be recognized by us in subsequent periods within "license fees and service revenue" on an established per-unit basis. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from their net sales of ZEVALIN (see Note 16(b)(ii)).
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

We are required to pay Ligand additional amounts of up to $60 million (exclusive of the $6 million milestone paid in April 2016), upon the achievement of specified net sales thresholds. We will also pay royalties of 20% on our net sales of licensed products in all territories.
(viii) MARQIBO: Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration Agreement
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, we issued the former Talon stockholders a CVR that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $1.9 million and

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

$1.4 million liability within “acquisition-related contingent obligations” as of September 30, 2016 and December 31, 2015, respectively. The CVR has a maximum payout value of $195 million if all sales and regulatory approval milestones are achieved.
(ix) QAPZOLA: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for QAPZOLA. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). In October 2008, pursuant to a letter agreement with NDDO Research Foundation (“NDDO”), we agreed to pay NDDO the following in relation to QAPZOLA milestones: (a) upon FDA acceptance of the NDA, the issuance of 25,000 of our common shares (which occurred in March 2016, and the $0.1 million value of these shares is included in "research and development" expense for the nine months ended September 30, 2016) and (b) upon FDA approval of the drug (its target decision date is set for December 11, 2016), a one-time payment of $0.3 million.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(xii) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Company
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Company, Ltd. (“Hanmi”), for ROLONTIS, formerly known as “LAPS-GCSF" or "SPI-2012”, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan. We have worldwide rights for ROLONTIS, except for Korea, China, and Japan. In the first quarter of 2016, we accrued a milestone payment of $1.9 million (as quantified under GAAP) related to Hanmi, based on initial patient dosing in January 2016 as part of our Phase III study. On April 26, 2016, we (i) issued 318,750 of our common shares to Hanmi and (ii) remitted a $0.4 million payment to the Internal Revenue Service (IRS) on their behalf for related tax obligations. This aggregate $2.7 million value was recognized within "research and development" expense in accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016. We will also be responsible for milestones relating to regulatory approvals and sales thresholds (aggregating $238 million), which are not included within "total liabilities" in our Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the mid-teen digits on our net sales of ROLONTIS.
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
(xiv) ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO: Out-License Agreement with Servier
In January 2016, we entered into a strategic partnership with Servier for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received an aggregate $6 million in upfront payments in the first quarter of 2016, which is recognized within "license fees and service revenue" in our accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016. We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At September 30, 2016 and December 31, 2015, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $7.8 million and $6.5 million, respectively, and are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
FOLOTYN ANDA Litigation
On June 19, 2014, we filed a lawsuit against five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN: (1)Teva Pharmaceuticals USA, Inc. (“Teva”), (2) Sandoz Inc. (“Sandoz”), (3) Fresenius Kabi USA, LLC (“Fresenius”), (4) Dr. Reddy’s Laboratories, Ltd., and (5) Dr. Reddy’s Laboratories, Inc. (collectively “Dr. Reddy’s”).  We reached confidential settlement agreements with each defendant. As a result of the settlements, Teva, Dr. Reddy’s, Sandoz and Fresenius will be permitted to market a generic version of FOLOTYN in the United States commencing on November 15, 2022 or earlier under certain circumstances. The litigation has been dismissed as of August 17, 2016. All costs pertaining to this matter (incurred and accrued) have been recognized within "selling, general and administrative" expenses on the accompanying Condensed Consolidated Statement of Operations for all periods presented.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Stockholder Litigation
Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL). These consolidated federal derivative actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary duty based on conduct relating to a March 12, 2013 press release concerning sales of Spectrum's product FUSILEV. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier, and would be subject to preliminary and final court approval.
Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). These consolidated state derivative actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers and are substantially similar to the consolidated federal derivative actions. These actions are stayed. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier, and would be subject to preliminary and final court approval.
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF). These putative class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our new drug application to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims.
17. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes of $0.6 million and a provision for income taxes of $37 thousand for the nine months ended September 30, 2016 and 2015, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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

The intra period tax allocation rules require that we allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods which we have a year-to-date pretax loss from continuing operations and year-to-date pre-tax income in other categories of earnings, such as other comprehensive income, ASC 740-20-45-7 requires that we allocate the tax provision to other categories of earnings, and then record a related tax benefit in continuing operations.
For the three months ended September 30, 2016, we recognized a net loss from investments and currency transactions and recorded a tax expense of $0.3 million in "other comprehensive income (loss), net of income tax" on the accompanying Condensed Consolidated Statements of Comprehensive Loss. For the nine months ended September 30, 2016, we recognized net income from investments and currency transactions and recorded a tax charge of $0.9 million in "other comprehensive income (loss), net of income tax" on the accompanying Condensed Consolidated Statements of Comprehensive Loss. As a result of the taxes allocated to year-to-date "other comprehensive income (loss), net of income tax", we recognized a benefit of $0.5 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, within "benefit (provision) for income taxes" on the Condensed Consolidated Statements of Operations.

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

Beginning in the second quarter of 2016 through September 30, 2016, we sold and issued shares of our common stock under this December 2015 ATM Agreement, as summarized in the following table:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the December 2015 ATM Agreement between April 1, 2016 and September 30, 2016 (included within our issued and outstanding share count at September 30, 2016)	10,890,915	$73,869

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, and a commercial infrastructure and field sales force for our marketed products. Currently, we have six approved oncology/hematology products that target different types of non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer, acute lymphoblastic leukemia ("ALL"), and multiple myeloma ("MM").
We also have three drugs in late stage development:

•	ROLONTIS (formerly referred to as SPI-2012 or LAPS-GCSF) for chemotherapy-induced neutropenia in patients with breast cancer.

•	QAPZOLA (formerly referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer.

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with breast cancer.
See Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2015, “Business” section for a discussion of our:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals
During the nine months ended September 30, 2016, and through the filing date of this quarterly report, we accomplished various critical business objectives, which included:

•
ROLONTIS, a novel long-acting GCSF: A pivotal Phase 3 study was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia in approximately 580 patients with breast cancer. Neutropenia, a possible side effect of chemotherapy, is a condition where the number of neutrophils or white blood cells are too low, and can lead to infection, hospitalization, and even death. The Phase 2 data demonstrated that ROLONTIS was non-inferior to pegfilgrastim at the middle dose tested, and statistically superior in terms of duration of severe neutropenia at the highest dose tested. ROLONTIS was also shown to have an acceptable safety profile with no significant dose-related or unexpected toxicities.

•
QAPZOLA, a potent tumor-activated drug being investigated for non-muscle invasive bladder cancer: An advisory committee of the FDA held a meeting regarding our New Drug Application ("NDA") for QAPZOLA on September 14, 2016. This committee voted that QAPZOLA has not shown substantial evidence of efficacy over placebo treatment in patients with non-muscle invasive bladder cancer, and recommended that the FDA not approve this drug for commercialization. However, this committee recommendation is not binding on the FDA, which is scheduled to make its final approval decision on December 11, 2016.

•
POZIOTINIB, a potential best-in-class, novel, pan-HER inhibitor: We are continuing to enroll a Phase 2 breast cancer program in the U.S., based on promising Phase 1 efficacy data in breast cancer patients who had failed multiple other HER2-directed therapies. In addition, multiple Phase 2 studies are being conducted by Hanmi Pharmaceuticals and National OncoVenture in South Korea.

•
EVOMELA (formerly referred to as Captisol-Enabled MELPHALAN): On March 10, 2016, the FDA approved EVOMELA as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma, and for the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate. In April 2016, we launched EVOMELA, our sixth anti-cancer drug, with our existing sales force. On April 20, 2016, the FDA granted orphan drug designation to EVOMELA, giving us seven years of marketing exclusivity and two composition of matter patents that do not expire until March 2029.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, Critical Accounting Policies and Estimates for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals

RESULTS OF OPERATIONS
Operations Overview – Three and nine months ended September 30, 2016 and 2015

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Total revenues	$33,393	100.0%	$28,627	100.0%	$111,208	100.0%	$112,226	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	7,503	22.5%	8,447	29.5%	18,715	16.8%	21,508	19.2%
Cost of service revenue	2,221	6.7%	—	—%	5,716	5.1%	—	—%
Selling, general and administrative	19,465	58.3%	19,411	67.8%	69,047	62.1%	65,297	58.2%
Research and development	13,293	39.8%	9,924	34.7%	43,037	38.7%	35,333	31.5%
Amortization and impairment charges of intangible assets	6,907	20.7%	6,919	24.2%	19,052	17.1%	27,857	24.8%
Total operating costs and expenses	49,389	147.9%	44,701	156.1%	155,567	139.9%	149,995	133.7%
Loss from operations	(15,996)	(47.9)%	(16,074)	(56.1)%	(44,359)	(39.9)%	(37,769)	(33.7)%
Interest expense, net	(2,373)	(7.1)%	(2,274)	(7.9)%	(7,087)	(6.4)%	(6,760)	(6.0)%
Change in fair value of contingent consideration related to acquisitions	78	0.2%	81	0.3%	(1,249)	(1.1)%	(565)	(0.5)%
Other income (expense), net	372	1.1%	(535)	(1.9)%	990	0.9%	(1,501)	(1.3)%
Loss before income taxes	(17,919)	(53.7)%	(18,802)	(65.7)%	(51,705)	(46.5)%	(46,595)	(41.5)%
Benefit (provision) for income taxes	464	1.4%	78	0.3%	635	0.6%	(37)	—%
Net loss	$(17,455)	(52.3)%	$(18,724)	(65.4)%	$(51,070)	(45.9)%	$(46,632)	(41.6)%
THREE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS 2015
Total Revenues

	Three months ended September 30,
	2016	2015	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$4.9	$11.1	$(6.2)	(55.9)%
FOLOTYN	11.3	8.7	2.6	29.9%
ZEVALIN	2.6	4.8	(2.2)	(45.8)%
MARQIBO	1.9	1.3	0.6	46.2%
BELEODAQ	3.6	2.6	1.0	38.5%
EVOMELA	5.9	—	5.9	100.0%
	$30.2	$28.5	$1.7	6.0%
License fees and service revenue	3.1	0.2	2.9	>100.0%
Total revenues	$33.3	$28.7	$4.6	16.0%
Product sales, net. To derive net product sales, gross product revenues in each period are reduced by management's latest estimated provisions for (i) product returns, (ii) government chargebacks, (iii) prompt pay discounts, (iv) commercial rebates, (v) Medicaid rebates, and (vi) distribution, data, and group purchasing organization, or GPO, administrative fees. Management considers various factors in the determination of these provisions, which are described in more detail within "Critical Accounting Policies and Estimates" of our 2015 Form 10-K.

FUSILEV revenue decrease is attributable to a significant decline in average price per unit due to the competitive launch in April 2015 of generic levo-leucovorin product - see Note 3(f), partially offset by an increase in units sold.
FOLOTYN revenue increase is due to an increase in both the units sold and the net average sales price per unit in the current period.
ZEVALIN revenue decrease is due to a large decline in units sold in the current period in the U.S. and ex-U.S. territories. In November 2015, we entered into an out-license agreement for ZEVALIN within various ex-U.S. territories that contributed to this product revenue decline, particularly in Japan (see Note 11).
MARQIBO revenue increase is due to an increase in both the units sold and the net average sales price per unit in the current period.
BELEODAQ revenue increased as a result of an increase in the units sold in the current period and an increase in the average net sales price per unit.
EVOMELA revenue in the current period is a result of our commercial launch of this product in April 2016, thus there were no sales for this product in the prior year period.
License fees and service revenue. Our license fees and service revenue increased due to an increase of $2.4 million in fees from our co-promotion with Eagle Pharmaceuticals, Inc. ("Eagle" - see Note 13) which was not present in the prior year period, and an increase of $0.5 million from out-license royalties.
Operating Expenses

	Three months ended September 30,
	2016	2015	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$7.5	$8.4	$(0.9)	(10.7)%
Cost of service revenue	2.2	—	2.2	100.0%
Selling, general and administrative	19.5	19.4	0.1	0.5%
Research and development	13.3	9.9	3.4	34.3%
Amortization and impairment charges of intangible assets	6.9	6.9	—	—%
Total operating costs and expenses	$49.4	$44.6	$4.8	10.8%
Cost of Product Sales. Cost of product sales declined in the current period, despite our increase in net product sales as compared to the prior year period. This decrease was primarily a result of the non-recurrence of $2.4 million of stability testing of ZEVALIN antibody, partially offset by a $1.5 million increase in cost of product sales attributable to EVOMELA's launch in April 2016.
Cost of Service Revenue. Cost of service revenue exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for our promotion and sale of Eagle products (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses remained consistent with the prior year period.

Research and Development. Research and development expenses increased by $3.4 million due to various costs associated with our ROLONTIS Phase 3 clinical trial and our QAPZOLA clinical initiatives and activities.
Amortization and Impairment Charges of Intangible Assets. Amortization expense remained consistent with the prior year period (see Note 3(f)).

Total Other Expenses

	Three months ended September 30,
	2016	2015	$ Change	% Change
	($ in millions)
Total other expenses	$(1.9)	$(2.7)	$0.8	29.6%
Total other expenses decreased by $0.8 million and is primarily due to a $0.9 million decrease in executive deferred compensation expense as a result of an increase in the value of plan assets (see Note 16(f)), partially offset by a $0.1 million increase related to the other various components included in this caption, including (i) foreign exchange loss adjustments (realized and unrealized) related to invoices for operating expenses that are denominated in foreign currencies, (ii) contingent consideration expenses related to the acquisition of our MARQIBO and EVOMELA rights (see Note 9), and (iv) interest expenses on our 2018 Convertible Notes (partially offset by minimal interest income) - see Note 14.
Benefit for Income Taxes

	Three months ended September 30,
	2016	2015	$ Change	% Change
	($ in millions)
Benefit for income taxes	$0.5	$0.1	$0.4	>100.0%
Our current period benefit for income taxes of $0.5 million is primarily due to tax allocation rules under GAAP that require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. This results in a presented benefit in the current period, despite our minimum tax obligations.
NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS 2015
Total Revenues

	Nine months ended September 30,
	2016	2015	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$30.6	$45.6	$(15.0)	(32.9)%
FOLOTYN	35.6	30.3	$5.3	17.5%
ZEVALIN	8.2	13.8	$(5.6)	(40.6)%
MARQIBO	4.9	5.3	$(0.4)	(7.5)%
BELEODAQ	10.3	7.1	$3.2	45.1%
EVOMELA	6.8	—	$6.8	100.0%
	$96.4	$102.1	$(5.7)	(5.6)%
License fees and service revenue	14.8	10.2	4.6	45.1%
Total revenues	$111.2	$112.3	$(1.1)	(1.0)%

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

FUSILEV revenue decrease is attributable to a decline in our unit sales due to the competitive launch in April 2015 of generic levo-leucovorin product (see Note 3(f)), in addition to an decrease in our net average sales price per unit.
FOLOTYN revenue increase is due to a significant increase in units sold in the current period, in addition to an increase in our net average sales price per unit.

ZEVALIN revenue decrease is due to a large decline in units sold in the current period in the U.S. and ex-U.S. territories. In November 2015, we entered into an out-license agreement for ZEVALIN within various ex-U.S. territories that contributed to this product revenue decline, particularly in Japan (see Note 11).
MARQIBO revenue decrease is due to a decline in units sold during the period, partially offset by an increase in our average net sales price per unit.
BELEODAQ revenue increased as a result of an increase in the units sold during the period, in addition to an increase in our average net sales price per unit.
EVOMELA revenue in the current period is a result of our commercial launch of this product in April 2016, thus there were no sales for this product in the prior year period.
License fees and service revenue. Our license fees and service revenue in the current period increased primarily due to an increase of $1.5 million from out-license royalties as compared to the prior year period. During the current period, our license fees and service revenue consisted of the following: (i) $6.0 million in upfront proceeds related to the out-license of ZEVALIN, FOLOTYN, MARQIBO, and BELEODAQ to Servier in the Canada territory (see Note 12); (ii) $6.7 million in fees from our co-promotion with Eagle (see Note 13), and (iii) $2.0 million from out-license royalties. During the prior year period, our license fees and service revenue consisted of $9.7 million of upfront proceeds received from CASI during the second quarter of 2015 for our out-licenses of ZEVALIN, MARQIBO, and EVOMELA (see Note 10), which did not reoccur in the current year period.
Operating Expenses

	Nine months ended September 30,
	2016	2015	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	$18.7	$21.5	$(2.8)	(13.0)%
Cost of service revenue	5.7	—	5.7	100.0%
Selling, general and administrative	69.0	65.3	3.7	5.7%
Research and development	43.0	35.3	7.7	21.8%
Amortization and impairment charges of intangible assets	19.1	27.9	(8.8)	(31.5)%
Total operating costs and expenses	$155.5	$150.0	$5.5	3.7%
Cost of Product Sales. Cost of product sales declined with the decrease in revenue in the current period, as well as the impact of product sales mix between the periods.
Cost of Service Revenue. Cost of service revenue exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for our promotion and sale of Eagle products (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses increased by $3.7 million, largely driven by an increase in legal expenses related to patent litigation matters in the first half of 2016, partially offset by a $5.7 million allocation of our sales personnel costs (and other reimbursable commercial and marketing costs) to "cost of service revenue" that are assigned to marketing Eagle's products (see Note 13).

Research and Development. Research and development expenses increased by $7.7 million due to increases in clinical trial costs associated with the ROLONTIS Phase 3 clinical trial, as well as various other increases in clinical and development activities, and a $2.7 million research and development milestone achieved during the second quarter of 2016 (see Note 16(b)(xii)).
Amortization and Impairment Charges of Intangible Assets. Amortization expense decreased by $8.8 million in the current year due to (i) a $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (see Note 3(f)), (ii) the sale of certain ex-U.S. ZEVALIN rights to Mundipharma in November 2015 (see Note 11), and

(iii) accelerated amortization of our FUSILEV distribution rights, which was fully amortized by December 31, 2015 (see Note 3(f)).
Total Other Expenses

	Nine months ended September 30,
	2016	2015	$ Change	% Change
	($ in millions)
Total other expenses	$(7.3)	$(8.8)	$1.5	17.0%
Total other expenses decreased by $1.5 million due to multiple offsetting components, including (i) a $1.0 change in executive deferred compensation expense as a result of changes in the fair value of plan assets (see Note 16(f)), and (ii) a $1.5 million decrease in foreign currency exchange rate translation adjustment (i.e., unrealized loss) to the U.S. dollar for amounts we hold in ex-U.S. bank accounts, partially offset by a $0.7 million increase in the contingent consideration valuation related to our MARQIBO and EVOMELA products (see Note 9), and a $0.3 million increase in interest expense on our 2018 Convertible Notes (see Note 14).
Benefit for Income Taxes

	Nine months ended September 30,
	2016	2015	$ Change	% Change
	($ in millions)
Benefit for income taxes	$0.6	$—	$0.6	100.0%
Our current period benefit for income taxes of $0.6 million is primarily due to tax allocation rules under GAAP that require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. This results in a presented benefit in the current period, despite our minimum tax obligations. Our prior period provision for income taxes primarily represents our minimum tax obligations.
LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2016	December 31, 2015	September 30, 2015
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$171,852	$139,986	$136,772
Accounts receivable, net	$42,466	$30,384	$48,150
Total current assets	$231,414	$190,625	$209,533
Total current liabilities	$62,332	$76,343	$102,340
Working capital surplus (a)	$169,082	$114,282	$107,193
Current ratio (b)	3.7	2.5	2.0

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash (Used In) Provided by Operating Activities
Net cash used in operating activities was $37.1 million for the nine months ended September 30, 2016, as compared to cash provided by operating activities of $3.6 million in the prior year period. For the nine months ended September 30, 2016 and 2015, our cash collections from customers totaled $118.3 million and $192.3 million, respectively, representing 106.4% and 171.4% of reported net revenue for the same years. For the nine months ended September 30, 2016 and 2015, cash payments to our employees, vendors, and end-users for products, services, chargebacks, and rebates totaled $161.0 million and $195.3 million, respectively.
Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of $0.1 million for the nine months ended September 30, 2016 primarily relates to $0.1 million of property and equipment purchases, as compared to cash provided by investing activities of $2.8 million in the prior year period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $68.9 million for the nine months ended September 30, 2016, as compared to $1.2 million in the prior year period. Our cash provided by financing activities during the nine months of 2016 primarily relates to: (i) $73.9 million of proceeds received from common shares sold under an at-market-issuance sales agreement, (ii) $0.2 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and (iii) $0.4 million of proceeds from employee stock purchases under our employee stock purchase plan. These amounts were partially offset by our $0.8 million purchase and retirement of restricted stock (at our employees’ election), in order to meet their federal and state tax obligations at the time of stock vesting and $4.7 million related to the cash payment in April 2016 for the achievement of the EVOMELA milestone.
Convertible Senior Notes Due 2018
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. As of September 30, 2016, we may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.
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
We believe that our $172 million in aggregate cash and equivalents, and marketable securities as of September 30, 2016 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities (see Note 18), if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2016, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part, or all, of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros. We mitigate such risk by maintaining a limited portion of our cash in Euros for the payment of our operating expenses in the same currency.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SPECTRUM PHARMACEUTICALS, INC.

Date:	November 14, 2016	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)