Form 10-K
period 2016-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2017-03-14
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $424,190,348 (based upon the $6.57 per share closing sale price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2016, the last trading date of the Registrant’s most recently completed second fiscal quarter).
As of February 28, 2017, approximately 80,252,585 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders, to be filed on or before May 1, 2017 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934 as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues and revenue assumptions, clinical studies, including designs and implementation, development timelines, product acquisitions, litigation and regulatory actions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K, and the following factors:

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
***
Spectrum Pharmaceuticals, Inc.®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ®, and EVOMELA®. ROLONTIS™, QAPZOLA™, REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals' logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

PART I
ITEM 1. BUSINESS
Company Overview
Spectrum Pharmaceuticals, Inc. is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, a commercial infrastructure, and a field sales force for our marketed products. Currently, we have six approved oncology/hematology products that target different types of cancer including: non-Hodgkin's lymphoma, or NHL, advanced metastatic colorectal cancer, or mCRC, acute lymphoblastic leukemia, or ALL, and multiple myeloma, or MM.
We also have three drugs in mid-to-late stage development (defined as Phase 2 and Phase 3):

•	ROLONTIS (previously referred to as SPI-2012 or LAPS-G-CSF) for chemotherapy-induced neutropenia.

•	QAPZOLA (previously referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer, or NMIBC.

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with a variety of solid tumors, including breast and lung cancer.
Our passion to identify, develop, and deliver important options for patients suffering from cancer is behind every action we take. We are committed to excellence, and strive to make a difference in the lives of cancer patients every day.
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

According to the American Cancer Society’s publication Cancer Facts & Figures 2016, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.7 million new cancer cases were expected to be diagnosed in 2016 and over 596,000 persons were expected to die from the disease. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 77% of all cancers are diagnosed in people 55 years of age and older. In the U.S., men have slightly less than a 1 in 2 lifetime risk of developing cancer; for women, the risk is a little more than 1 in 3. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective in the different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.
Product Portfolio
We have a product portfolio consisting of both commercial stage and development stage products that address various cancer types (see the section titled Research and Development below for our pipeline of cancer therapeutics that are in various development stages). Our commercialized products and products in development may have serious adverse effects, or SAEs, that could result in a negative impact on sales and delays, or removal of regulatory approval. For further information on these SAEs, see the risk factor within accompanying Item 1A. Risk Factors – Risks Related to Our Business --Reports of adverse events or safety concerns involving each of our products or similar agents, sold by us or our development partners and/or licensees, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
We remain committed to growing the sales of our currently marketed products, as we strive to maintain a robust development pipeline to deliver important options for patients suffering from cancer, as discussed below.
Commercialized Products

FUSILEV
FUSILEV (levoleucovorin) is a novel folate analog and the pharmacologically active isomer (the levo-isomer) of the racemic compound, calcium leucovorin. Leucovorin is a mixture of equal part of both isomers: the pharmacologically active levo-isomer and the inactive dextro-isomer. Preclinical studies have demonstrated that the inactive dextro-isomer may compete with the active levo-isomer for uptake at the cellular level. By removing the inactive dextro form, the dosage of FUSILEV is one-half that of leucovorin and patients are spared the administration of an inactive substance. FUSILEV is approved as a ready-to-use solution, and as freeze-dried powder. FUSILEV has the following indications for use:

•	in combination chemotherapy with 5-fluorouracil in the palliative treatment of patients with advanced mCRC;

•	for rescue after high-dose methotrexate, or MTX, therapy in osteosarcoma; and

•	to diminish the toxicity and counteract the effects of impaired MTX elimination and of inadvertent over dosage of folic acid antagonists.
FOLOTYN
FOLOTYN (pralatrexate injection), a folate analogue metabolic inhibitor, was discovered by Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute and developed by Allos Therapeutics, Inc., or Allos. In September 2009, the FDA granted accelerated approval for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL. FOLOTYN was the first chemotherapy approved by the FDA, under its accelerated approval program, for the treatment of relapsed or refractory PTCL and has been available to patients in the U.S. since October 2009.
According to the Lymphoma Research Foundation, lymphoma is the most common blood cancer. Hodgkin’s lymphoma and NHL are the two main forms of lymphoma. Lymphoma occurs when lymphocytes, a type of white blood cell, grow abnormally and accumulate in one or more lymph nodes or lymphoid tissues. The body has two main types of lymphocytes that can develop into lymphomas: B-lymphocytes, or B-cells, and T-lymphocytes, or T-cells. PTCL comprises a group of rare and aggressive NHLs that develop from mature T-cells and accounts for approximately 5 to 15% of all NHL cases in the U.S. and Europe.
Based on preclinical studies, we believe that FOLOTYN selectively enters cells expressing reduced folate carrier, or RFC-1, a protein that is frequently over expressed on cancer cells compared to normal cells. Once inside cancer cells,

FOLOTYN is efficiently polyglutamylated and retained inside the cells for a longer time. FOLOTYN and its polyglutamates inhibit dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.
The safety and efficacy of FOLOTYN was evaluated in an open-label, single-arm, multi-center, international trial that enrolled patients with relapsed or refractory PTCL. One hundred and eleven patients were treated with FOLOTYN at 30 mg/m2 once weekly by IV push over three to five minutes for six weeks in seven-week cycles until disease progression or unacceptable toxicity. Of the 111 patients treated, 109 patients were evaluable for efficacy. The primary efficacy endpoint was overall response rate (complete response, complete response unconfirmed, and partial response) as assessed by International Workshop Criteria, or IWC. Of the 109 evaluable patients, 27% of patients achieved a response that met these criteria.
In addition to its approved indication, FOLOTYN is being investigated in a Phase 1 study in combination with the CHOP chemotherapy regimen. Once the proper dose of FOLOTYN in combination with CHOP has been determined, we expect to plan a Phase 3 study of the combinations of FOLOTYN and CHOP, and BELEODAQ and CHOP, compared to CHOP alone for the treatment of first line PTCL. The Phase 1 study and the Phase 3 study concept are also the current post-marketing requirements for the FDA’s accelerated approval of our currently marketed indication for FOLOTYN.
ZEVALIN
ZEVALIN (ibritumomab tiuxetan) injection for intravenous use is a prescription medication that is part of a three step treatment regimen consisting of: two treatments of rituximab and one treatment of Yttrium-90 (Y-90) ZEVALIN. The National Cancer Institute, or NCI, estimated 73,000 new cases of NHL in the U.S. in 2016. Rituximab is used to reduce the number of B-cells in the blood and Y-90 ZEVALIN is then given to treat NHL. It is currently approved in the U.S. and more than 40 countries outside the U.S. including countries in Europe, Latin America and Asia for (i) treatment of patients with recurring, low-grade or follicular B-cell NHL after other anticancer drugs are no longer working, and (ii) newly diagnosed follicular NHL following a response to initial anticancer therapy.

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
MARQIBO was studied in an international, open-label, multi-center, single-arm trial. Eligible patients were 18 years of age or older with Philadelphia chromosome negative ALL in second or greater relapse or whose disease progressed after two or greater treatment lines of anti-leukemia therapy. Patients received intravenous MARQIBO monotherapy at 2.25 mg/m2 over 60 minutes every seven days. The treated population included 65 patients who received at least one dose of MARQIBO. Of the 65 evaluable patients, three (4.6%) achieved complete remission, or CR, seven (10.8%) achieved complete remission with incomplete blood count recovery, or CRi, for a total of 10 (15.4%) total patients receiving a CR or CRi.
In addition to its approved indication, MARQIBO is being investigated in pediatric ALL in a Phase 1 investigator-initiated study in the United States. Based on data from this study, Spectrum will determine whether to conduct a registration study for MARQIBO in this setting. We are in discussions with the FDA regarding the possibility of using this development plan to satisfy one of the post-marketing requirements for the accelerated approval of our currently marketed indication for MARQIBO.
MARQIBO is also being investigated in diffuse large B-cell lymphoma in a Phase 3 investigator-initiated study in Europe in combination with the standard CHOP chemotherapy regimen in Europe, CHOP-14. Based on interim data from this study, Spectrum will consider whether to conduct a study of the combination of MARQIBO with the standard CHOP regimen in the United States, CHOP-21.
BELEODAQ
BELEODAQ (belinostat) is a histone deacytelase, or HDAC, inhibitor for the treatment of patients with relapsed or refractory PTCL. This indication was FDA approved in July 2014 under its accelerated approval program, based on tumor response rate and duration of response. BELEODAQ's anticancer effect is thought to be mediated through multiple mechanisms of action, including the inhibition of cell proliferation, induction of apoptosis (programmed cell death), inhibition of angiogenesis, induction of differentiation, and the activity in tumors that had become resistant to anticancer agents such as the platinums, taxanes, and topoisomerase II inhibitors.

The safety and effectiveness of BELEODAQ was evaluated in an open-label, single-arm, non-randomized international trial involving 129 participants with relapsed or refractory PTCL. Patients were treated with BELEODAQ 1,000 mg/m2 administered over 30 minutes via IV infusion once daily on days one to five of a 21-day cycle until disease progression or unacceptable toxicity. The primary efficacy endpoint was response rate (complete response and partial response) as assessed by an independent review committee, or IRC, using the International Workshop Criteria, or IWC. In all evaluable patients (N = 120) treated with BELEODAQ, the overall response rate per central review using IWC was 25.8%.

We market FOLOTYN and BELEODAQ for the treatment of relapsed or refractory PTCL. These drugs have different mechanisms of action, and as a result, the treating physician may prefer to start treatment with one drug over the other. In addition, physicians may prefer one drug over another based on specific patient factors such as the subtype of PTCL being treated, existing comorbidities, or the performance status of the patient. However, both drugs have similar response rates of approximately 25-30%. It is common for patients to cycle through multiple drugs, including both FOLOTYN and BELEODAQ, though these drugs are not FDA-approved for use in combination with one another.

In addition to its approved indication, BELEODAQ has been investigated in a Phase 1 study in combination with the CHOP chemotherapy regimen. Once the proper dose of FOLOTYN in combination with CHOP has been determined, we expect to plan a Phase 3 study of the combination of BELEODAQ and CHOP and FOLOTYN and CHOP, compared to CHOP alone for the treatment of first line PTCL. The Phase 1 study and the Phase 3 study concept are also the current post-marketing requirements for the FDA's accelerated approval of our currently marketed indication for BELEODAQ.
EVOMELA (previously referred to as Captisol-Enabled® MELPHALAN)
EVOMELA is intended for use as a high-dose conditioning treatment prior to autologous stem cell transplant, or ASCT, for patients with MM. MM is a cancer of plasma cells, a type of white blood cell present mainly in the bone marrow that produces antibodies. In MM, a group of plasma cells (myeloma cells) become cancerous and multiply, raising the number of plasma cells to a higher-than-normal level, which can crowd out normal blood cells and lead to abnormally high proteins in the blood or urine. The NCI estimated 30,000 new cases of MM in the U.S. in 2016, with the incidence of new cases increasing by approximately 2% per year.
The EVOMELA formulation avoids the use of propylene glycol, or PG, which is required as a co-solvent in the currently-available formulation of this product. The use of Betadex Sulfobutyl Ether Sodium technology to reformulate EVOMELA may allow for longer administration durations and slower infusion rates, potentially enabling clinicians to avoid reductions.
On March 10, 2016, the FDA approved EVOMELA as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with MM, and for the palliative treatment of patients with MM for whom oral therapy is not appropriate. In April 2016, we launched EVOMELA, our sixth anti-cancer drug, with our existing sales force. On April 12, 2016, the FDA granted orphan drug exclusivity to EVOMELA, giving us seven years of marketing exclusivity until March 10, 2023. We also have two composition of matter patents that do not expire until March 2029.
EVOMELA was approved by the FDA based on its bioequivalence to the standard melphalan formulation (Alkeran) via the new drug regulatory pathway provided by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. The safety and effectiveness of EVOMELA in high-dose conditioning treatment was evaluated in an open-label, single-arm, non-randomized trial. The objective of the trial was to determine the overall safety and toxicity profile of 200 mg/m2 of EVOMELA in patients with MM undergoing ASCT. The overall response rate (partial response or better) improved from 79% prior to the ASCT procedure to 95% at 90 to 100 days post-transplant. There was also an increase in the number of patients with a stringent complete response from zero patients prior to the ASCT procedure to 16% at 90 to 100 days post-transplant. Myeloablation, neutrophil engraftment, and platelet engraftment were achieved by all 61 patients. Myeloablation occurred on day five of ASCT (range ASCT days -one to six) with the median time to myeloablation from dosing of eight days. The median time to neutrophil engraftment was 12 days (range ASCT days 10 to 16). The median time to platelet engraftment was 13 days (range ASCT days 10 to 28).
New Product Pipeline
ROLONTIS

ROLONTIS is being investigated for the treatment of chemotherapy-induced neutropenia. In January 2012, we entered into a co-development and commercialization agreement for worldwide rights, except for Korea, China, and Japan, with Hanmi Pharmaceutical Co., Ltd., or Hanmi, for ROLONTIS based on Hanmi’s proprietary LAPSCOVERY Technology. Chemotherapy can cause myelosuppression and unacceptably low levels of white blood cells, making patients prone to infections, hospitalizations, and interruption of chemotherapy treatments.
Neutropenia, a common side effect of chemotherapy, is a condition where the number of neutrophils or white blood cells are too low, and can lead to infection, hospitalization, and even death. Granulocyte colony-stimulating factor, or G-CSF, stimulates the production of white blood cells by the bone marrow. A recombinant form of G-CSF is used in appropriate cancer patients to accelerate recovery from neutropenia after chemotherapy, allowing higher-intensity treatment regimens to be given at full-dose and on schedule. We believe the worldwide annual market opportunity for G-CSF-related drugs is over $6 billion.
A Phase 2 clinical study of ROLONTIS was completed. This study assessed the effect of three different doses of this compound relative to pegfilgrastim (Neulasta, an approved long lasting G-CSF). The primary endpoint of the study was the duration of severe neutropenia (defined as absolute neutrophil count is <0.5x109/L) during Cycle 1 in patients with early stage breast cancer who are treated with docetaxel and cyclophosphamide (TC). The Phase 2 study demonstrated ROLONTIS to be non-inferior to 6 mg of pegfilgrastim at the 135 mcg/kg dose (0.44 days versus 0.31 days) and superior to pegfilgrastim at the 270 mcg/kg dose (0.03 days versus 0.31 days). The adverse event incidences were comparable to pegfilgrastim in all doses tested.
In September 2014, we announced our decision to advance ROLONTIS to Phase 3 trials due to the positive Phase 2 results in our collaboration program with Hanmi, and began discussions with the FDA and the European Medicines Agency, or EMA, to discuss our Phase 3 trial design. In December 2015, we reached agreement with the FDA regarding our Phase 3 Special Protocol Assessment, or SPA, for ROLONTIS. This pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia in patients with breast cancer. The study uses a fixed dose of ROLONTIS and is randomized to be compared to Neulasta with non-inferiority of duration of severe neutropenia as the primary endpoint. This study will be conducted in the United States, Canada, and South Korea. A second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302) with an identical study design is also planned. This study will enroll patients globally including in Europe and the United States.
QAPZOLA
QAPZOLA is a bio-reductive alkylating indoloquinone that is enzymatically activated by enzymes that are over expressed by bladder tumors that is being tested in NMIBC.
The NCI estimates that the 2016 incidence and prevalence of bladder cancer in the U.S. was approximately 77,000 cases. The global presence of bladder cancer is estimated at 2.7 million cases. According to Botteman et al., (PharmacoEconomics 2003), bladder cancer is the most expensive cancer to treat on a lifetime basis. The overall cost of bladder cancer treatment in the U.S. is approximately $3.4 billion annually, most of which is related to the direct treatment of this disease.
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
Despite evidence in the published literature and guidance from the American and European Urology Associations, instillation of a chemotherapeutic agent immediately following surgery is not a standard clinical practice. Currently, there are no FDA approved drugs for this indication which may, in part, explain the difference between the literature and urology guidelines and actual clinical management of this disease. For more than 30 years, no new drugs have been introduced in the market for treatment of NMIBC. QAPZOLA represents much needed therapy for patients and may provide a meaningful opportunity to reduce overall medical costs.

Pharmacokinetic studies have verified that QAPZOLA is rarely detectable in the bloodstream of patients when it is administered either after surgical resection or as a part of a delayed multi-instillation protocol. QAPZOLA is inactivated in the systemic circulation by the red blood cell fraction. The proposed dose therefore carries a minimal risk of systemic toxicity that could arise from absorption of a drug through the bladder wall into the bloodstream. An immediate instillation of QAPZOLA may help by:

•	reducing tumor recurrence by destroying dispersed cancer cells that would otherwise re-implant onto the inner lining of the bladder;

•	destroying remaining cancer cells at the site of tumor resection (also known as chemo-resection); and

•	destroying tumors not observed during resection (also known as chemo-ablation).
We submitted a New Drug Application, or NDA, on December 11, 2015 which was accepted on February 9, 2016. On November 17, 2016, we received a Complete Response Letter, or CRL. We have since developed a new Phase 3 study for QAPZOLA, and in February 2017, we received a SPA from the FDA. The new Phase 3 study has been specifically designed to build on learnings from the previous studies as well as recommendations from the FDA. Compared to the previous study, this study will use twice the dosage of QAPZOLA (8mg), will evaluate approximately 70% fewer patients (n=425), and will also evaluate time-to-recurrence as the primary endpoint compared to recurrence at two years.
POZIOTINIB

POZIOTINIB is a novel, oral pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (EGFR, HER) Family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations or over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including non-small cell lung cancer, breast cancer, and gastric cancer.
POZIOTINIB has shown single agent activity in the treatment of various cancer types, including breast, gastric, colorectal and lung cancers. In two Phase 1 studies for this drug that enrolled a variety of solid tumor patients and tested a variety of doses and schedules for POZIOTINIB, 6 of 10 breast cancer patients who failed at least two prior lines of anti-HER2 therapy demonstrated a partial response. The safety profile was consistent with similar drugs in this class with four patients having a grade 3 diarrhea response.
In November 2015, we submitted an Investigational New Drug, or IND, application with the FDA. In March 2016, we initiated a Phase 2 Breast Cancer Trial. The Phase 2 study (SPI-POZ-201) is an open-label study that will enroll approximately 75 patients with HER-2 positive metastatic breast cancer, who have failed at least two and no more than four HER-2 directed therapies. The dose and schedule of oral POZIOTINIB is based on clinical experience from the studies in South Korea, and in addition, include the use of prophylactic therapies to help minimize known side-effects of pan-HER directed therapies.
In collaboration with The University of Texas MD Anderson Cancer Center, an investigator sponsored trial is being initiated in non-small cell lung cancer patients with EGFR Exon 20 insertion mutations. The study is expected to yield results before December 31, 2017.
***

For information on operating revenue related to the Company's principal products, as well as net loss, see Item 8 of Part II to this Annual Report on Form 10-K. Additionally, for information regarding possible adverse events or safety concerns regarding our commercialized and development stage products, see Item 1A. Risk Factors - Reports of adverse events or safety concerns involving each of our products or similar agents, sold by us or our development partners and/or licensees, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Manufacturing
We currently do not have internal manufacturing capabilities; therefore, all of our products are manufactured on a contract basis. We expect to continue to contract with third-party providers for manufacturing and packaging services, including active pharmaceutical ingredients, or API, and finished-dosage products. We believe that our current agreements with third-party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand and clinical requirements for our products. However, we are actively seeking multiple supplier sources for all our drug products in order to mitigate the risk of over-reliance on any one supplier. We attempt to prevent supply disruption through supply agreements, appropriate forecasting, and maintaining base stock levels. We believe that we could quickly enter into another supply or manufacturing agreement on substantially similar terms if we were required to do so.

Sales and Marketing
We presently market and sell our pharmaceutical products through a direct sales force in the U.S., and through distributors in Europe (and previously in Japan). Our U.S. sales team is divided between “corporate accounts” and “oncology accounts” that generally serve different end-user types. The primary decision makers for our products are oncologists and hematologists. As of December 31, 2016, our U.S. sales force (sales management, sales representatives, and sales administrative support) numbered 92 employees.
Customers
Our product sales are concentrated to large pharmaceutical distributors (that ship and bill to hospitals and clinics). The customers that represent 10% or more of our total gross product sales in 2016, 2015, and 2014 are as follows:

	Product Sales
	2016	2015	2014
AmerisourceBergen Corporation, and its affiliates	38.4%	36.7%	40.4%
McKesson Corporation and its affiliates	31.0%	34.2%	32.9%
Cardinal Health, Inc. and its affiliates	24.0%	17.4%	*
* Less than 10%
We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables, net, as of December 31, 2016 and 2015 are as follows:

	Accounts Receivable, net
	December 31, 2016	December 31, 2015
AmerisourceBergen Corporation, and its affiliates	33.9%	*
Cardinal Health, Inc. and its affiliates	33.0%	23.8%
McKesson Corporation and its affiliates	26.1%	66.7%
* Less than 10%

Competition
The pharmaceutical industry is characterized by rapidly-evolving biotechnology and intense competition, which we expect will continue. Many companies are engaged in research and development of compounds that are similar to ours – both commercialized and in development, which fosters continuous innovation. In the event that one or more of our competitor’s programs are successful, the market for some of our drug products could be reduced or eliminated. Any product for which we obtain FDA approval must also compete for market acceptance and market share.
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
Companies that have products on the market or in research and development that target the same indications as our products include, among others, AstraZeneca plc, Bayer AG, Endo International plc, Eli Lilly and Company, Novartis International AG, Genentech, Inc. (Roche Holding AG), Bristol-Myers Squibb Company, Seattle Genetics, Inc., GlaxoSmithKline plc, Biogen Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma Inc.), Cephalon, Inc. (Teva Pharmaceutical Industries Ltd.), Sanofi S.A., Pfizer, Inc., Merck & Company, Inc., Celgene Corporation, BiPar Sciences, Inc. (Sanofi S.A.), Sanofi Genzyme, Shire plc, AbbVie Inc., Poniard Pharmaceuticals, Inc., and Johnson & Johnson.

Each of the aforementioned companies may be more advanced in development of competing drug products. Many of these competitors are large and well-capitalized companies focusing on a wide range of cancers and drug indications, and have substantially greater resources and expertise than we do.
We believe that the current competitive landscape for each of our commercialized products is as follows:

(a)
FUSILEV is the levo-isomeric form of the racemic compound calcium, leucovorin, a product already approved for the same indication as FUSILEV. As there are currently four generic companies approved by the FDA to sell the leucovorin product, we are competing with a lower-cost alternative. For additional information, see the discussion under the heading Patents and Proprietary Rights below and Item 1A. Risk Factors -- Risks Related to Our Business -- Generic levo-leucovorin product competition could further adversely affect our FUSILEV revenues.

(b)	ZEVALIN has two competitive products for its currently approved indications:

•
Rituxan® (rituximab), marketed by Genentech Inc. and Biogen Inc., is indicated for the treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL as a single agent; previously untreated follicular, CD20-positive, B-cell NHL in combination with CVP (cyclophosphamide, vincristine and prednisone combination) chemotherapy; and non-progressing (including stable disease), low-grade, CD20-positive B-cell NHL, as a single agent, after first-line CVP chemotherapy. Rituxan is administered as a part of various chemotherapy regimens and schedules, the vast majority of which, could be used in concert with other therapeutic agents, such as ZEVALIN, as part of a treatment plan.

•
Bendeka® (bendamustine hydrochloride) for Injection, for Intravenous Infusion, marketed by Teva Pharmaceutical Industries Ltd., is indicated for the treatment of patients with indolent B-cell NHL that has progressed during or within six months of treatment with rituximab or a rituximab-containing regimen.

(c)
FOLOTYN, was the first agent approved by the FDA for treatment of patients with relapsed or refractory PTCL. BELEODAQ is a HDAC inhibitor, also indicated for the treatment of patients with relapsed or refractory PTCL. Both drugs were approved under accelerated approval based on tumor response rate. Clinical benefit such as improvement in progression-free survival or overall survival has not been demonstrated. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

There are many existing approaches used in the treatment of relapsed or refractory PTCL, including combination chemotherapy and single agent regimens, which represent competition for FOLOTYN and BELEODAQ. Both drugs have two primary competitive products for their currently approved indications:

•	Istodax® (Romidepsin), marketed by Celgene Corporation, was granted accelerated approval by the FDA in June 2011 for the treatment of patients with PTCL who have received at least one prior therapy.

•
Adcetris® (Brentuximab vedotin), marketed by Seattle Genetics, Inc., was granted accelerated approval by the FDA in August 2011 for the treatment of patients with systemic anaplastic large cell lymphoma, or ALCL, after failure of at least one prior multi-agent chemotherapy regimen. ALCL is one of the subtypes of PTCL included in the labels of FOLOTYN, BELEODAQ and Istodax.

We are aware of multiple investigational agents that are currently being studied in clinical trials for PTCL which, if approved, may compete with FOLOTYN and BELEODAQ. Many patients with PTCL do not adequately respond to a single treatment agent, so many patients receive treatment with more than one agent (e.g., BELEODAQ and FOLOTYN).

(d)
MARQIBO is a liposomal form of standard vincristine. In its current indication, MARQIBO is approved for adult patients with relapsed or refractory Ph-ALL who have not responded or relapsed after two prior treatments. This indication received the FDA's accelerated approval based on tumor response rate. Clinical benefit such as improvement in overall survival has not been verified. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

Currently, standard vincristine is not approved for the same indication as MARQIBO. However, there are many existing approaches used in the treatment of relapsed or refractory Ph-ALL, including combination chemotherapy and single agent regimens, which represent competition for MARQIBO. There are a variety of investigational agents in clinical trials for ALL that if approved could represent future competition for MARQIBO.

Research and Development
New drug development is the process whereby drug product candidates are tested for the purpose of filing an NDA or a Biologics License Application, or BLA, in the U.S. (or similar filing in other countries). Obtaining marketing approval from the FDA or similar regulatory authorities outside of the U.S. is an inherently uncertain, lengthy, and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the products are both safe and effective for their respective indications. Our development focus is primarily based on acquiring and developing late-stage development drugs as compared to new drug discovery, which is particularly uncertain and lengthy.

Our in-development products are summarized below:

Our research and development expenses for drug development are comprised of our personnel expenses, contracted services with third parties, license fees and milestone payments to third parties, clinical trial costs, laboratory supplies, drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2016, 2015, and 2014:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2016		2015	2014
ROLONTIS	$14,829	*	$1,133	$4,141
QAPZOLA	5,437		4,147	1,377
EVOMELA	4,964		8,568	5,966
MARQIBO	4,249		4,412	6,623
ZEVALIN	3,814		3,025	6,950
LEVOLEUCOVORIN (new formulation)	2,667		—	—
FOLOTYN	1,717		2,650	4,927
POZIOTINIB	976		4,240	—
BELEODAQ	772		1,320	20,911	**
FUSILEV	—		885	442
Other in-development compounds and drugs	283		633	1,967
Total — Direct costs	39,708		31,013	53,304
Add: General research and development expenses (including personnel costs that correspond to more than one in-development project)	21,148		21,571	21,073
(Less): Reimbursements from development partners of ROLONTIS and BELEODAQ	(1,710)		(521)	(2,758)
(Less): Incurred FOLOTYN study costs that credit expense and reduce our drug development liability (see Note 16 to Consolidated Financial Statements)	(210)		(1,297)	(1,957)
Total research and development expenses	$58,936		$50,766	$69,662
*    Inclusive of 2016 milestone payment of $2.7 million (see Note 17(xii) to the accompanying Consolidated Financial Statements).
**    Inclusive of 2014 milestone payment of $17.8 million (see Note 17(xi) to the accompanying Consolidated Financial Statements).
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

FUSILEV: Fusilev had/has orphan drug exclusivity for two indications. These indications are for the treatment of (i) osteosarcoma (which expired on March 7, 2015) and (ii) mCRC (which expires on April 29, 2018). FUSILEV also had/has a U.S. composition of matter patent that expires in March 2022.
In February 2015, the U.S. District Court for the District of Nevada found the asserted claims of the patent covering FUSILEV to be invalid, and on October 2, 2015, the Court of Appeals for the Federal Circuit affirmed that decision. On April 27, 2015, we filed suit in the U.S. District Court for the District of Columbia against the FDA seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz Inc.'s, or Sandoz, Abbreviated New Drug Application, or ANDA. We have contended that Sandoz's ANDA should not have been approved until the expiry of our Orphan Drug Exclusivity on April 29, 2018. On April 29, 2015, the court denied the temporary restraining order and on May 27, 2015, the court entered summary judgment in favor of the FDA et al. On June 5, 2015, we filed our Notice of Appeal. On June 3, 2016, the U.S. Court of Appeals for the District of Columbia affirmed the judgment in favor of the FDA et al.
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
MARQIBO: We have U.S. and European patents covering the use of MARQIBO for leukemia, lymphoma and melanoma, and a U.S. patent covering the MARQIBO kit, all expiring in 2020. We have filed a patent cooperation treaty, or PCT, application claiming a method of encapsulating vincristine sulphate into liposomes. We are presently in the process of developing a “single vial” formulation of MARQIBO, and if we are successful, we believe our U.S. patent coverage could be extended to 2036.
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
EVOMELA: This drug is covered by issued patents claiming improved Captisol® technology that are due to expire between 2025 and 2029 in the U.S. Outside the U.S., we have issued patents that cover improved Captisol technology that are due to expire in 2025 and pending applications with anticipated expiry in 2029 (if issued). We also have filed patent applications covering Captisol-based formulation of EVOMELA in the U.S. and a number of other countries.
QAPZOLA: The U.S. formulation patent does not expire until 2022, and method of treatment of bladder cancer using a stabilized formulation that does not expire until 2024. Formulation patents outside the U.S. are due to expire in 2022. We have filed and plan to file additional U.S. and foreign patent applications covering new formulations and/or uses for this product.
ROLONTIS: Composition of matter patents covering ROLONTIS are due to expire in 2025 in the U.S. and in 2024 outside the U.S. ROLONTIS is also covered by additional patents claiming various aspects of the technology that are due to expire between 2024 and 2030 and we have filed patent applications for its formulation.

***
We are constantly evaluating our patent portfolio and are currently assessing and filing patent applications for our drug products and considering new patent applications in order to maximize the life cycle of each of our products.
While the U.S. and the European Union, or EU, are currently the largest potential markets for most of our products, we also have patents issued and patent applications pending outside of the U.S. and Europe. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in countries outside the U.S., may limit the protection we have on patents issued or licensed to us outside of the U.S. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the U.S.
To minimize our costs and expenses and to maintain effective protection, we usually focus our patent and licensing activities within the U.S., the EU, Canada, and Japan. In determining whether or not to seek a patent or to license any patent in a certain foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.
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
In addition to the specific intellectual property subjects discussed above, we have trademark protection in the U.S. for Spectrum Pharmaceuticals, Inc.®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ®, and EVOMELA®. We also have trademarks in ROLONTIS™, QAPZOLA™, REDEFINING CANCER CARE™, and the Spectrum Pharmaceuticals' logos and have pending U.S. and ex-U.S. trademark applications for other potential marks.

The Patent Process
The U.S. Constitution provides Congress with the authority to provide inventors the exclusive right to their discoveries. Congress codified this right in U.S. Code Title 35, which gave the United States Patent and Trademark Office, or USPTO, the right to grant patents to inventors and defined the process for securing a U.S. patent. This process involves the filing of a patent application that instructs a person having ordinary skill in the respective art how to make and use the invention in clear and concise terms. The invention must be novel (i.e., not previously known) and non-obvious (i.e., not an obvious extension of what is already known). The patent application concludes with a series of claims that specifically describe the subject matter that the patent applicant considers his invention.
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
Under certain circumstances, a patent term may be extended. Patent extensions are most frequently granted in the pharmaceutical and medical device industries under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, to recover some of the time lost during the FDA regulatory process, subject to a number of limitations and exceptions. The patent term may be extended up to a maximum of five years; however, as a general rule, the average extension period granted for a new drug is approximately three years. Only one patent can be extended per FDA approved product, and a patent can only be extended once.
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
Generic Approval and Patent Certification
The Hatch-Waxman Act also created the ANDA approval process, which permits the approval of a generic version of a previously approved branded drug without the submission of a full NDA, and based in part on the FDA’s finding of safety and effectiveness for the reference listed drug. Applicants submitting an NDA are required to list patents associated with the drug product, which are published in the FDA Orange Book, and the timing of an ANDA approval depends in part on patent protection for the branded drug. When an ANDA is filed, the applicant must file a certification for each of the listed patents for the branded drug, stating one of the following: (1) that there is no patent information listed; (2) that such patent has expired; (3) that the patent will expire on a particular date (indicating that the ANDA may be approved on that date); or (4) that the drug for which approval is sought either does not infringe the patent or the patent is invalid, otherwise known as paragraph IV certification. If an ANDA applicant files a paragraph IV certification, it is required to provide the patent holder with notice of that certification. If the patent holder brings suit against the ANDA applicant for patent infringement within 45 days of receiving notice, the FDA may not approve the ANDA until the earlier of (i) 30 months from the patent holder’s receipt of the notice (the 30-month stay) or (ii) the issuance of a final, non-appealed, or non-appealable court decision finding the patent invalid, unenforceable or not infringed.

The Hatch-Waxman Act also provided an incentive for generic manufacturers to file paragraph IV certifications challenging patents that may be invalid, unenforceable, or not infringed, whereby the first company to successfully challenge a listed patent and receive ANDA approval is protected from competition from subsequent generic versions of the same drug product for up to 180 days after the earlier of (1) the date of the first commercial marketing of the first-filed ANDA applicant’s generic drug or (2) the date of a decision of a court in an action holding the relevant patent invalid, unenforceable, or not infringed. These 180-day exclusivity provisions have been the subject of litigation and administrative review, and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, amended the provisions in several ways, including by providing that an ANDA applicant entitled to 180-day exclusivity may lose such exclusivity if any of the following events occur: (1) failure to market; (2) withdrawal of the ANDA; (3) change in patent certification; (4) failure to obtain tentative approval; (5) illegal settlement agreement; or (6) patent expiration.
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
The 10-year market exclusivity may be reduced to six years if at the end of the fifth year it is established that the product no longer meets the criteria for orphan designation on the basis of available evidence. To date, each of our six commercialized drugs continues to meet the orphan drug designation requirements.
    FUSILEV had/has been granted orphan drug designations for its use in conjunction with high dose MTX in the treatment of osteosarcoma and for its use in combination chemotherapy with the approved agent 5-fluorouracil in the palliative treatment of metastatic adenocarcinoma of the colon and rectum (colorectal cancer). In addition, FOLOTYN has been granted an orphan drug designation for the treatment of T-cell lymphoma and BELEODAQ has been granted an orphan drug designation for PTCL. Lastly, MARQIBO has been granted orphan drug designations for its use in the treatment of adult patients with ALL in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies, and ZEVALIN has orphan drug designations for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with Rituximab refractory follicular NHL.
Governmental Regulation
The development, production and marketing of our proprietary and generic drug and biologic products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs and biologics are subject to rigorous regulation. The Federal Food, Drug, and Cosmetic Act, as amended from time to time, and the regulations promulgated thereunder, as well as other federal and state statutes and regulations, govern, among other things, the development, approval, manufacture, safety, labeling, storage, record keeping, distribution, promotion, and advertising of our products. Product development and approval within this regulatory framework, including for drugs already at a clinical stage of development, can take many years and require the expenditure of substantial resources, and to obtain FDA approval, a product must satisfy mandatory quality, safety, and efficacy requirements. In addition, each drug-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments must comply with the FDA’s current Good Manufacturing Practices, or cGMP, regulations and are subject to inspections by the FDA. To supply drug ingredients or products for use in the U.S., foreign manufacturing establishments must also comply with cGMP and are subject to inspections by the FDA or by other regulatory authorities in certain countries under reciprocal agreements with the FDA.
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
Investigational New Drug Application: After certain pre-clinical studies are completed, an IND application is submitted to the FDA to request the ability to begin human testing of the drug or biologic. An IND becomes effective thirty days after the FDA receives the application (unless the FDA notifies the sponsor of a clinical hold), or upon prior notification by the FDA.
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
New Drug Application or Biologics License Application: After completion of all three clinical trial Phases, if the data indicates that the drug is safe and effective, an NDA or BLA is filed with the FDA requesting FDA approval to market the new drug as a treatment for the target disease.
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

The Patient Centered Outcomes Research Institute, or the Institute, a private, non-profit corporation created as a result of the PPACA, is tasked with assisting patients, clinicians, purchasers, and policy-makers in making informed health decisions. One of the Institute’s initiatives will be to conduct comparative clinical effectiveness research, which is defined as “research evaluating and comparing health outcomes and the clinical effectiveness, risks, and benefits of two or more medical treatments, services, and items.” It is important to note that the Institute would not be permitted to mandate coverage, reimbursement, or other policies for any public or private payer, however, the outcome of the Institute's initiatives could influence prescriber behavior.
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
Employees
As of December 31, 2016, we had 227 employees (as compared to 212 employees as of December 31, 2015), 8 of whom hold an M.D. degree, and 20 of whom hold a Ph.D. degree. We believe that the success of our business will depend, in part, on our ability to attract and retain uniquely qualified personnel. Our employees are not part of any collective bargaining agreements, and we believe that we have good relations with our employees.

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
We make our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and related amendments to these reports, as applicable) available on our website free of charge as soon as practicable after filing or furnishing with the Securities and Exchange Commission, or the SEC.
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
Sales of our products are dependent on the availability and extent of coverage and reimbursement, or level of reimbursement, from third-party payers, including government programs and private insurance plans. Governments and private payers may regulate prices, reimbursement levels and/or access to our products to contain costs or to affect levels of use. We rely in large part on the reimbursement of our products through government programs such as Medicare and Medicaid in the United States, and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.

A substantial portion of our U.S. business relies on reimbursement from the U.S. federal government under Medicare Part B coverage. Most of our products furnished to Medicare beneficiaries in both a physician office setting and hospital outpatient setting are reimbursed under the Medicare Part B Average Sales Price, or ASP, payment methodology. ASP-based reimbursement of our products under Medicare may be below or could fall below the cost that some medical providers pay for such products, which could materially and adversely affect sales of our products. We also face risks relating to the reporting of pricing data that affect the U.S. reimbursement of and discounts for our products. ASP data are calculated by the manufacturer based on a formula defined by statute and regulation and are then submitted to the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, on a quarterly basis.
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

Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. Changes in laws and regulations that control drug pricing for government programs may adversely impact our operating results and our business.
Many companies in our industry have received a governmental request for documents and information relating to drug pricing and patient support programs. We may become subject to similar requests, which would require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of the company, such findings could further harm our business, reputation and/or prospects. It is possible that such inquiries could result in negative publicity or other negative actions that could harm our reputation; changes in our product pricing and distribution strategies; reduced demand for our approved products and/or reduced reimbursement of approved products, including by federal health care programs such as Medicare and Medicaid and state health care programs.
In addition, President Trump’s administration has indicated an interest in taking measures pertaining to drug pricing, including potential proposals relating to Medicare price negotiations, and importation of drugs from other countries. There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At this time, it is unclear whether any of these proposals will be pursued and how they would impact our products or our future product candidates.

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
Reports of adverse events or safety concerns involving each of our products or similar agents, sold by us or our development partners and/or licensees, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Certain of our products may cause SAEs. In addition to the risk associated with known SAEs, discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, could interrupt, delay or halt clinical trials of such products, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of our products for any or all indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the package inserts based on reports of adverse events or safety concerns or implement a risk evaluation and mitigation strategy, or REMS, which could adversely affect such product’s acceptance in the market. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. Our planned trials to demonstrate efficacy in a variety of indications and to better manage side effect profiles of certain of our products may not be successful.
The known SAEs related to our commercialized products are as follows:

FOLOTYN:

Forty-four percent of patients experienced a serious adverse event while on the study or within 30 days after their last dose. The most common serious adverse events (> 3%), regardless of causality, were fever, mucositis (redness and sores of the mucous membrane lining of the mouth, lips, throat, stomach, and genitals), sepsis (complication of infection), febrile neutropenia (fever associated with low white blood cell count), dehydration, dyspnea (shortness of breath), and thrombocytopenia (low platelet count). One death from cardiopulmonary arrest in a patient with mucositis and febrile neutropenia was reported in this trial. Deaths from mucositis, febrile neutropenia, sepsis, and pancytopenia (deficiency of all three cellular components of the blood) occurred in 1.2% of patients treated on all FOLOTYN trials at doses ranging from 30 to 325 mg/m2.

FOLOTYN may cause serious side effects, including bone marrow suppression, manifested by thrombocytopenia (low platelet counts), neutropenia (low white blood cell counts), and/or anemia (low red blood cell count); mucositis (redness and sores of the mucous membrane lining of the mouth, lips, throat, stomach, and genitals); dermatologic reactions (severe skin reactions); tumor lysis syndrome (tumor cells releasing contents into blood stream); hepatic toxicity (harm to liver); risk of increased toxicity in the presence of impaired renal function (increased harm to the patients with abnormal kidney function); and embryo-fetal toxicity (harm to an unborn baby).

ZEVALIN:

ZEVALIN is associated with the following serious adverse reactions: serious infusion reactions, prolonged and severe cytopenias (low blood cell count), cutaneous and mucocutaneous (skin and mucus membrane)

reactions, and leukemia and myelodysplastic syndrome. The most serious adverse reactions of ZEVALIN are prolonged and severe cytopenias (low platelets, red blood cells, lymphocytes, white blood cells) and secondary malignancies.

MARQIBO:

Seventy-six percent of patients experienced serious adverse events during the studies. The most commonly reported serious adverse events (> 6%) included, febrile neutropenia (fever associated with low white blood cell count), fever, low-blood pressure, respiratory distress, and cardiac arrest.

MARQIBO may cause serious side effects, including extravasation tissue injury (leakage-induced tissue injury); neurologic toxicity (nerve problems, e.g., neuropathy); myelosuppression (low blood cell counts); tumor lysis syndrome (tumor cells releasing contents into blood stream); constipation and bowel obstruction (constipation and bowel blockage); fatigue (tiredness); hepatic toxicity (harm to liver); and embryo-fetal toxicity (harm to an unborn baby).

BELEODAQ:

Forty-seven percent of patients experienced serious adverse reactions while taking BELEODAQ or within 30 days after their last dose of BELEODAQ. The most common serious adverse reactions (> 2%) were pneumonia, fever, infection, anemia (low red blood cell count), increased creatinine, thrombocytopenia (low platelet count), and multi-organ failure. One treatment-related death associated with hepatic failure was reported in the trial.

BELEODAQ may cause serious side effects, including hematologic toxicity (low blood cell counts); serious infections; hepatotoxicity (liver problems); tumor lysis syndrome (tumor cell releasing contents into blood stream); gastrointestinal toxicity, including nausea, vomiting, and diarrhea; and embryo-fetal toxicity (harm to an unborn baby).

EVOMELA:

Twenty percent of patients experienced a treatment emergent serious adverse reaction while on study. The most common serious adverse reactions (>1 patient, 1.6%) were fever, hematochezia (blood in stools), febrile neutropenia (fever associated with low white blood cell count), and kidney failure. Treatment-related serious adverse reactions reported in >1 patient were pyrexia, febrile neutropenia, and hematochezia.

EVOMELA may cause serious side effects, including bone marrow suppression (low blood cell counts); gastrointestinal toxicity, including nausea, vomiting, diarrhea and mucositis (redness and sores of the lining of the mouth, lips, throat, stomach, and genitals); hepatotoxicity (liver problems); hypersensitivity (allergic reactions); secondary malignancies (secondary cancers); embryo-fetal toxicity (harm to an unborn baby); and infertility (harm to reproductive system).

Our supply of APIs, and drug products will be dependent upon the production capabilities of contract manufacturing organizations, or CMOs, component and packaging supply sources, other third-party suppliers, and other providers of logistical services, some of whom are based overseas and, if these parties are not able to meet our demands and FDA scrutiny, we may be limited in our ability to meet demand for our products, ensure regulatory compliance or maximize profit on the sale of our products.
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
As of December 31, 2016, we owed $110 million of principal from our December 2013 issuance of convertible notes, which mature in December 2018. Any such indebtedness will require the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including our convertible notes, depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control, and our ability to raise equity capital.

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
Volatile economic conditions may not only limit our access to capital, but may also make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause businesses to slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In addition, adverse economic conditions could also adversely impact our suppliers’ ability to provide us with materials which would negatively impact on our business, financial condition, and results of operations.
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
Companies that have products on the market or in research and development that target the same indications as our products include, among others, AstraZeneca plc, Bayer AG, Endo International plc, Eli Lilly and Company, Novartis International AG, Genentech, Inc. (Roche Holding AG), Bristol-Myers Squibb Company, Seattle Genetics, Inc., GlaxoSmithKline plc, Biogen Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma Inc.), Cephalon, Inc. (Teva Pharmaceutical Industries Ltd.), Sanofi S.A., Pfizer, Inc., Merck & Company Inc., Celgene Corporation, BiPar Sciences, Inc. (Sanofi S.A.), Sanofi Genzyme, Shire plc, AbbVie Inc., Poniard Pharmaceuticals, Inc., and Johnson & Johnson. These companies may be more advanced in the development of competing drug products or are more established.
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
FOLOTYN and BELEODAQ were approved for the treatment of patients with relapsed or refractory PTCL, and MARQIBO was approved for the treatment of adult patients with Philadelphia chromosome-negative ALL in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies, under the FDA’s accelerated approval regulations. These provisions allow the FDA to approve products for cancer or other serious or life threatening diseases based on initial positive data from clinical trials. Under these provisions, we are subject to certain post-approval requirements. Specifically, we are required to conduct Phase 1 dose escalating studies and a Phase 3 randomized study for FOLOTYN and BELEODAQ in patients with PTCL. The FDA also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment as well as additional post-marketing studies with BELEODAQ. For MARQIBO, we are required to conduct a randomized Phase 3 study in patients over 60 years of age with newly diagnosed ALL. Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN, BELEODAQ, and/or MARQIBO from the market.
The FDA may also initiate proceedings to withdraw approval or request that we voluntarily withdraw these drugs from the market if our Phase 3 studies fail to confirm clinical benefit. Further, the FDA may require us to amend the package inserts for these drugs, including by strengthening the warnings and precautions section or institute a REMS based on the results of these studies or clinical experience. We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of these drugs.
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

If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products, including, without limitation, due to a change in the composition of our sales over time, our financial position, results of operations and cash flows may be materially and negatively impacted.
We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased products beginning at its expiration date and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months following its expiration date (as well as for overstock inventory, as determined by end-users). We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. Also, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers.
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

We may rely on contract research organizations, or CROs, and other third parties to conduct clinical trials and, in such cases, we are unable to directly control the timing, conduct and expense of our clinical trials.
We may rely, in full or in part, on third parties to conduct our clinical trials. In such situations, we have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.
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

•
unwillingness or inability to fulfill their obligations to us due to the pursuit of alternative products, conflicts of interest that arise or changes in business strategy or other business issues; and/or

•	we may not be able to guarantee supplies of development or marketed products.
Given these risks, it is possible that any collaborative arrangements which we have or could enter into may not be successful.
From time to time we may need to in-license patents and proprietary technologies from third parties, which may be difficult or expensive to obtain.
We may need to obtain licenses to patents and other proprietary rights held by third parties to successfully develop, manufacture and market our drug products. As an example, it may be necessary to use a third party’s proprietary technology to reformulate one of our drug products in order to improve upon the capabilities of the drug product. If we are unable to timely obtain these licenses on reasonable terms, or at all, our ability to commercially exploit our drug products may be inhibited or prevented.
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
On April 27, 2015, we filed suit in the U.S. District Court for the District of Columbia against the FDA seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz’s ANDA. We have contended that Sandoz’s ANDA should not have been approved until the expiry of our Orphan Drug Exclusivity on April 29, 2018. On April 29, 2015, the court denied the temporary restraining order and on May 27, 2015, the court entered summary judgment in favor of the FDA et al. On June 5, 2015, we filed our Notice of Appeal. On June 3, 2016, the U.S. Court of Appeals for the District of Columbia affirmed the judgment in favor of the FDA et al. All costs pertaining to this matter (incurred and accrued) have been recognized within "selling, general and administrative" expenses on the accompanying Consolidated Statements of Operations for all periods presented.
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
A breakdown or breach of our information technology systems and cyber security efforts could subject us to liability, reputational damage or interrupt the operation of our business.
We rely upon our sophisticated information technology systems and infrastructure to operate our business.  In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information.  Data privacy breaches by those who access our systems may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, employees, customers or other business partners, may be exposed to unauthorized persons or to the public.  We could also experience a business interruption, noncompliance with data privacy laws, theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers.  Such attacks are of ever-increasing levels of sophistication, frequently and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems (or that of our third-party providers). Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.
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
We intend to market certain of our existing and future product candidates in and outside of the U.S. In order to market our existing and future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals according to the applicable domestic laws and regulations. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not necessarily ensure approval by regulatory authorities in other countries or by the FDA.

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

The FDA and comparable agencies in foreign countries impose many requirements related to the drug development process through lengthy and rigorous clinical testing and data collection procedures, and other costly and time consuming compliance procedures. While we believe that we are currently in compliance with applicable FDA regulations, if our partners, the CROs or CMOs with which we have relationships, or we fail to comply with the regulations applicable to our clinical testing, the FDA may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, an institutional review board, third party investigators, any comparable regulatory agency in another country, or we, may suspend clinical trials at any time if the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future drug product to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies, or the data derived from the clinical tests may be unsuitable for submission to the FDA or other regulatory agencies. Once we submit an application seeking approval to market a drug product, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain these approvals, our business and prospects may be significantly damaged. In addition, any regulatory approvals that we receive for our future product candidates may also be subject to limitations on the indicated uses for which they may be marketed or contain requirements for potentially costly post-marketing follow-up studies and surveillance to monitor the safety and efficacy of the product.
If we obtain regulatory approval for our drug products, we, our partners, our manufacturers, and other contract entities will continue to be subject to extensive requirements by a number of national, foreign, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, effectiveness, labeling, storage, quality control, adverse event reporting, record keeping, approval, advertising and promotion of our future products. The FDA and foreign regulatory authorities strictly regulate the promotional claims that may be made about prescription products and our product labeling, advertising and promotion is subject to continuing regulatory review. Physicians may nevertheless prescribe our product to their patients in a manner that is inconsistent with the approved label, or that is off-label. The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and if we are found to have improperly promoted off-label uses we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct. Moreover, our failure to comply with any applicable regulatory requirements could, among other things, result in:

•	warning letters;

•	fines;

•	changes in advertising;

•	revocation or suspension of regulatory approvals of products;

•	product recalls or seizures;

•	delays, interruption, or suspension of product distribution, marketing and sales;

•	civil or criminal sanctions;

•	suspension or termination of ongoing clinical trials;

•	imposition of restrictions on our operations;

•	close the facilities of our CMOs (resulting in our delay or inability to manufacture affected drug products); and

•	refusals to approve new products.
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
We may be held liable if any product we or our partners develop causes injury or is found otherwise unsuitable during product testing, manufacturing, clinical trials, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. Although we currently carry product liability insurance that we believe is adequate, it is possible that this coverage will be insufficient to protect us from future claims. Additionally, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Failure to maintain sufficient insurance coverage could have a material adverse effect on our business, prospects and results of operations if claims are made that exceed our coverage.

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
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, or the FCPA, and other worldwide anti-bribery laws.
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
As of December 31, 2016, there were approximately 80 million shares of our common stock outstanding. Security holders held outstanding options, restricted stock units, warrants, preferred stock and convertible notes which, if vested, exercised or converted, would obligate us to issue up to approximately 25 million additional shares of common stock. A substantial number of those shares, when we issue them upon vesting, conversion or exercise, will be available for immediate resale in the public market. In addition, we have reserved an aggregate of 11 million shares of our common stock for future issuance under our equity compensation plans. We may also sell additional shares of common stock or securities convertible or exercisable into common stock in public or private offerings, which would be available for resale in the market. Certain issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our existing stockholders. These issuances or other dilutive issuances would also cause our net income, if any, per share to decrease in future periods. The market price of our common stock could fall as a result of sales of any of these shares of common stock due to the increased number of shares available for sale in the market.
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
In addition, if the convertible note hedge and warrant transactions fail to become effective, through the failure of counterparties to perform or otherwise, RBC and/or its affiliates may unwind its hedge positions with respect to our common stock, which could adversely affect the value of our common stock. The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time (though could adversely affect the value of our common stock).
We are subject to the risks of securities and related litigation, which may expose us to substantial liabilities and could seriously harm our business.

We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the remaining unresolved actions set forth in “Item 3. Legal Proceedings.” There can be no assurance that any settlement or liabilities in such actions or any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. While we and our Board of Directors deny the allegations of wrongdoing against us in the unresolved actions initiated against us, there can be no assurance as to the ultimate outcome or timing of their resolutions. In addition to the potential costs and liabilities, securities litigation could divert management’s attention and resources, which could seriously harm our business.
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
Factors that may cause the market price and volume of our common stock to decrease include, among other things:

•	recognition on up-front licensing or other fees or revenues;

•	payments of non-refundable up-front or license fees, or payment for cost-sharing expenses, to third parties;

•	adverse results or delays in our clinical trials;

•	fluctuations in our results of operations;

•	timing and announcements of our technological innovations or new products or those of our competitors;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	announcements of FDA non-approval of our products, or delays in the FDA or other foreign regulatory review process or actions;

•	changes in recommendations or guidelines of government agencies or other third parties regarding the use of our products;

•	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

•	concerns about our products being reimbursed;

•	any lawsuit involving us or our products;

•	developments with respect to our patents and proprietary rights;

•	public concern as to the safety of products developed by us or others;

•	regulatory developments in the U.S. and in foreign countries;

•	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

•	the pharmaceutical industry generally and general market conditions;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of our common stock generally;

•	hedging or arbitrage transactions by holders of our convertible notes;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.
Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 4, 2016 through February 28, 2017, the closing price of our common stock ranged between $3.22 and $7.65, and the daily trading volume was as high as 3.7 million shares and as low as 0.2 million shares.
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
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness related to ineffective design and operation of controls over our process of estimating the required period-end accruals for operating expenses, which resulted in net overstated operating expenses and accrued liabilities in multiple reporting periods in, and prior to, 2013. We have remediated this material weakness as of December 31, 2014. Accordingly, material weaknesses have adversely affected us in the past and could affect us in the future.
The results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting are required by the Sarbanes-Oxley Act of 2002. Any failure to maintain enhanced monitoring controls and improved detection and communication of financial misstatements across all levels of the organization could result in (i) additional material weaknesses, (ii) material misstatements in our financial statements, requiring restatements of our previously-filed financial statements, and (iii) cause us to fail to meet our timely reporting and debt compliance obligations. These outcomes could cause us to lose public confidence, and could cause the trading price of our common stock to decline. For further information regarding our controls and procedures, see Item 9A. Controls and Procedures in this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 12,000 square feet for our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2019, and we also lease 56,000 square feet for our administrative and research and development facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019. We also lease administrative space in Westlake Village, California; Westminster, Colorado; and Mumbai, India. We believe that these leased facilities are adequate to meet our current and planned business needs.

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
ANDA Litigation

On June 3, 2016, the U.S. Court of Appeals for the District of Columbia affirmed judgment in favor of the FDA et. al in an action we brought April 27, 2015 seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz’s ANDA of FUSILEV. On June 9, 2016 and June 22, 2016, respectively, judgment was entered in favor of additional parties who had filed separate ANDAs to manufacture generic versions of FUSILEV. On June 19, 2014, we filed a lawsuit against five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN. We reached confidential settlement agreements with each defendant and the FOLOTYN litigation has been dismissed as of August 17, 2016. As a result of the settlements, the defendants will be permitted to market a generic version of FOLOTYN in the United States commencing on November 15, 2022 or earlier under certain circumstances. All costs pertaining to these matters (incurred and accrued) have been recognized within "selling, general and administrative" expenses on the accompanying Consolidated Statements of Operations for all periods presented.
Stockholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth

Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from our March 12, 2013 press release, which announced an anticipated change in ordering patterns of FUSILEV. On October 27, 2015, we reached a $7 million settlement in principle with the lead plaintiff (which involved our insurance carrier, as the reimbursing party in full). On June 13, 2016, the Court entered an order granting final approval of the settlement, a portion of which has been paid as of December 31, 2016, while the remainder is subject to the on-going claims administrative process.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL). These consolidated federal derivative actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary duty based on conduct relating to a March 12, 2013 press release concerning sales of Spectrum's product FUSILEV. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier, and would be subject to preliminary and final court approval. We have estimated and accrued for this settlement within "selling, general and administrative expenses" in our accompanying Consolidated Statements of Operations for the year ended December 31, 2016, and within "other accrued liabilities" in our accompanying Consolidated Balance Sheets as of December 31, 2016.
Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). These consolidated state derivative actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers and are substantially similar to the consolidated federal derivative actions (described in the paragraph above). These actions are stayed. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier, and would be subject to preliminary and final court approval. We have estimated and accrued for this settlement within "selling, general and administrative expenses" in our accompanying Consolidated Statements of Operations for the year ended December 31, 2016, and within "other accrued liabilities" in our accompanying Consolidated Balance Sheets as of December 31, 2016.
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the "Ayeni Action") and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the "Hartsock Action"). On November 15, 2016, the Ayeni Action was transferred to the United States District Court, District Court of Nevada. The parties have stipulated to the consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our NDA to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. The value of a potential settlement cannot be reasonably estimated given its highly uncertain nature as of December 31, 2016.
Wells v. Rajesh C. Shrotriya, et al. (Filed February 23, 2017, in the United States District Court for the District of Delaware;  Case No. 1:17-cv-00191-UNA).  A shareholder filed a derivative complaint purportedly on behalf of nominal plaintiff Spectrum against certain current and former directors and executive officers.  The complaint is related to the same underlying factual allegations as the Ayeni Action and the Hartsock Action described above, and generally alleges claims for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Section 14(A) of the Securities Exchange Act of 1934.  The plaintiff seeks declaratory relief and damages. We believe that these claims are without merit, and intend to vigorously defend against these claims. The value of a potential settlement cannot be reasonably estimated given its highly uncertain nature as of December 31, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPPI.” The high and low closing sale prices of our common stock as reported by NASDAQ during each quarter ended in fiscal years 2016 and 2015 were as follows:

	High	Low
Year Ended December 31, 2016:
First Quarter	$6.36	$4.28
Second Quarter	7.65	6.33
Third Quarter	7.10	4.47
Fourth Quarter	4.79	3.22
Year Ended December 31, 2015:
First Quarter	$7.66	$5.95
Second Quarter	7.37	5.65
Third Quarter	7.60	5.92
Fourth Quarter	6.93	5.07

On February 28, 2017, the closing price of our common stock on the NASDAQ Global Select Market was $6.40 per share, and there were 411 holders of record of our common stock.

During the year ended December 31, 2016, we purchased an aggregate of 266,860 shares of common stock surrendered by our employees and members of our board of directors to satisfy their income tax withholding obligations of their restricted stock awards at an average price of $5.32 per share. Such shares have been canceled by our transfer agent. The following table provides information regarding our repurchases for the twelve months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - December 31, 2016	266,860	$5.32	—	$—

Stock Performance Graph (1)
The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2011, the last trading day before our 2011 fiscal year, through the end of fiscal 2016 with the cumulative total return on $100 invested for the same period in the Russell 2000 index, our New Peer Group and our Old Peer Group.

The New Peer Group (which we believe more closely reflects our operations and business characteristics than the Old Peer Group) was identified by selecting a comparably sized, industry-affiliated peer group of companies operating within the biotechnology or pharmaceutical industries, with 2015 revenues of between $60 million and $500 million with market capitalization of up to approximately $1.0 billion. In the prior year, the Old Peer Group had market capitalization of up to approximately $1.5 billion.

Our New Peer Group consists of the following publicly-traded companies:

•	AMAG Pharmaceuticals, Inc.

•	Albany Molecular Research Inc.

•	Affymetrix, Inc.

•	Genomic Health, Inc.

•	Luminex Corporation

•	Amphastar Pharmaceuticals, Inc.

•	MiMedx Group, Inc.

•	Pernix Therapeutics Holdings, Inc.

•	SciClone Pharmaceuticals, Inc.

•	Supernus Pharmaceuticals, Inc.

•	Halozyme Therapeutics, Inc.

•	Sucampo Pharmaceuticals, Inc.

•	Enanta Pharmaceuticals, Inc.

•	Sequenom Inc.

•	Fluidigm Corporation

•	Harvard Bioscience, Inc.

•	Vanda Pharmaceuticals Inc.

•	Infinity Pharmaceuticals, Inc.

•	VIVUS, Inc.

•	Merrimack Pharmaceuticals, Inc.

•	NewLink Genetics Corporation

•	Eagle Pharmaceuticals, Inc.

Our Old Peer Group consisted of the following publicly-traded companies:

•	Acorda Therapeutics, Inc.

•	Aegerion Pharmaceuticals, Inc.

•	Auxilium Pharmaceuticals, Inc.

•	Dendreon Corp.

•	DepoMed Inc.

•	Emergent BioSolutions, Inc.

•	Genomic Health Inc.

•	Hyperion Therapeutics, Inc.

•	INSYS Therapeutics, Inc.

•	Sagent Pharmaceuticals, Inc.

•	SciClone Pharmaceuticals, Inc.

•	Sucampo Pharmaceuticals, Inc.

•	Supernus Pharmaceuticals, Inc.

•	The Medicines Company

•	VIVUS Inc.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Spectrum Pharmaceuticals, Inc.	$100	$77	$61	$48	$42	$31
Russell 2000	$100	$116	$162	$169	$162	$196
Old Peer Group	$100	$116	$141	$152	$185	$147
New Peer Group	$100	$126	$123	$143	$139	$131

(1)
The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividend Policy

We have not paid dividends on our common stock during the most two recent fiscal years. We currently intend to retain all earnings, if any, for use in the expansion of our business and do not anticipate paying any dividends in the foreseeable future. However, the payment of dividends, if any, will be at the discretion of the Board of Directors and subject to compliance at such time with any applicable restrictions contained in our various agreements.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2016, 2015, and 2014 are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto in Item 8. Financial Statements and Supplementary Data. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Year ended December 31,
Selected Statement of Operations Data:	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Total revenues	$146,444	$162,556	$186,830	$155,854	$267,707
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	27,953	27,689	27,037	28,580	46,633
Cost of service revenue	7,890	—	—	—	—
Selling, general and administrative	87,347	86,514	97,412	99,315	89,922
Research and development	58,936	50,766	69,662	46,670	41,560
Amortization and impairment of intangible assets	25,946	38,319	24,288	20,074	8,818
(Loss) Income from operations	(61,628)	(40,732)	(31,569)	(38,785)	80,774
Change in fair value of contingent consideration related to acquisitions	(649)	676	987	2,871	—
Other (expense), net	(8,548)	(10,323)	(12,951)	(722)	(844)
(Loss) income before provision for income taxes	(70,825)	(50,379)	(43,533)	(36,636)	79,930
Benefit (provision) for income taxes	2,313	(406)	(2,186)	(25,498)	14,271
Net (loss) income	$(68,512)	$(50,785)	$(45,719)	$(62,134)	$94,201
Net (loss) income per share—basic	$(0.94)	$(0.78)	$(0.71)	$(1.02)	$1.61
Net (loss) income per share—diluted	$(0.94)	$(0.78)	$(0.71)	$(1.02)	$1.46

	As of December 31,
Selected Balance Sheet Data:	2016	2015	2014	2013	2012
	(In thousands)
Working capital surplus (current assets minus current liabilities)	$151,137	$114,282	$113,030	$145,206	$141,630
Total assets	$428,768	$419,049	$490,033	$499,155	$504,955
Long term obligations, less current portion	$127,229	$129,849	$126,040	$127,565	$93,031
Total stockholders’ equity	$236,026	$212,857	$254,554	$281,606	$288,681

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discuss in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.

OVERVIEW
Our Business
We are a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, and a commercial infrastructure and field sales force for our marketed products. Currently, we have six approved oncology/hematology products that target different types of cancer including: NHL, mCRC, ALL, and MM.
We also have three drugs in mid-to-late stage development (defined as Phase 2 and Phase 3):

•	ROLONTIS (formerly referred to as SPI-2012 or LAPS-G-CSF) for chemotherapy-induced neutropenia.

•	QAPZOLA (formerly referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with NMIBC.

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with a variety of solid tumors, including breast and lung cancer.
See Item 1. Business, for our discussion of:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the year ended December 31, 2016 and through the filing date of this Annual Report on Form 10-K, we accomplished various critical business objectives, which included:

•
ROLONTIS, a novel long-acting G-CSF: A pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia in patients with breast cancer. The study uses a fixed dose of ROLONTIS and is randomized to be compared to Neulasta with non-inferiority of duration of severe neutropenia as the primary endpoint. This study will be conducted in the United States, Canada, and South Korea. A second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302) with an identical study design is also planned. This study will enroll patients globally including in Europe and the United States.

•
QAPZOLA, a potent tumor-activated drug being investigated for NMIBC: We submitted a New Drug Application, or NDA, on December 11, 2015 which was accepted on February 9, 2016. On November 17, 2016, we received a Complete Response Letter, or CRL. We have since developed a new Phase 3 study for QAPZOLA, and in February 2017, we received a SPA from the FDA. The new Phase 3 study has been specifically designed to build on learnings from the previous studies as well as recommendations from the FDA. Compared to the previous study, this study will use twice the dosage of QAPZOLA (8mg), will evaluate approximately 70% fewer patients (n=425), and will also evaluate time-to-recurrence as the primary endpoint compared to recurrence at two years.

•
POZIOTINIB, a novel pan-HER inhibitor: In March 2016, we initiated a Phase 2 Breast Cancer Trial. The Phase 2 study is an open-label study that will enroll approximately 75 patients with HER-2 positive metastatic breast cancer, who have failed at least two and no more than four HER-2 directed therapies. The dose and schedule of oral POZIOTINIB is based on clinical experience from the studies in South Korea, and in addition include the use of prophylactic therapies to help minimize known side-effects of pan-HER directed therapies. In collaboration with The University of Texas MD Anderson Cancer Center, an investigator sponsored trial is being initiated in non-small cell lung cancer patients with EGFR Exon 20 insertion mutations. The study is expected to yield results before December 31, 2017.

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

•
Out-license with Servier Canada: On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in the accompanying Consolidated Statements of Operations. We will also receive development milestone payments upon achievement of regulatory milestones, and a high single-digit royalty on their sales of these products.

CHARACTERISTICS OF OUR REVENUE AND EXPENSES
The below summarizes the nature of our revenue and operating expense line items within our Consolidated Statements of Operations:
Revenue
The majority of our revenue is derived from sales of our drug products to large pharmaceutical wholesalers and distributors, which we recognize upon title transfer (which is typically at time of delivery), provided our other revenue recognition criteria have been met.
To a lesser extent we also derive revenue from (i) upfront license fees, milestone receipts from our licensees' sales or regulatory achievements, and royalties from out-licensing our licensees' sales in applicable territories, and (ii) service revenue from third-parties under certain arrangements for our research and development activities, sales and marketing activities, clinical trial management, and supply chain services conducted for the benefit of third parties.
We are subject to normal inflationary trends and anticipate that any increased costs would be passed on to our customers. However, inflation has not had a material effect on our business as of December 31, 2016.
Our revenue recognition criteria is described in greater detail below and in Note 2(i) to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Cost of Product Sales (Excludes Amortization and Impairment Charges of Intangible Assets)
Cost of product sales includes production and packaging materials, contract manufacturer fees, allocated personnel costs (excluding nominal stock-based compensation expense), shipping expenses, and royalty fees.
Cost of Service Revenue
Cost of service revenue includes the allocation of our sales personnel costs that are dedicated to Eagle sales activities.
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
Research and Development
Our research and development activities primarily relate to the clinical development and testing of new drugs, and conducting studies in order to gain regulatory approval for the commercialization of our drug products. These expenses consist of compensation (including stock-based compensation) and benefits for research and development and clinical and regulatory personnel, materials and supplies, consultants, and regulatory and clinical payments related to studies. In addition, we include within research and development expense, technology transfer costs and manufacture qualification costs – prior to FDA approval of the product, its formulation, and/or its manufacturing sites.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation and presentation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to establish policies and make estimates and assumptions that affect (i) the amounts of assets and liabilities as of the date presented on the accompanying Consolidated Balance Sheets and (ii) the amounts of revenue and expenses for each year presented in the accompanying Consolidated Statements of Operations.

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
Our gross revenue is reduced by our gross-to-net, or GTN, estimates each period, resulting in our reported “product sales, net” in the accompanying Consolidated Statements of Operations. We defer revenue recognition in full if these estimates are not reasonably determinable at the time of sale. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels, and their sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of estimates, the actual amount we incur may be materially different than our GTN estimates, and require prospective revenue adjustments in periods after the initial sale was recorded.
Our GTN estimates are comprised of the following categories:
Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased product beginning at its expiration date, and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months following its expiration date (as well as for overstock inventory, as determined by end-users). Returned product is generally not resold. Returns for expiry of ZEVALIN and FOLOTYN are not contractually, or customarily, allowed. We estimate expected product returns for our allowance based on our historical return rates.
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
Commercial Rebates: Commercial rebates are based on (i) our estimates of end-user purchases through a group purchasing organization, or GPO, (ii) the corresponding contractual rebate percentage tier we expect each GPO to achieve, and (iii) our estimates of the impact of any prospective rebate program changes made by us.
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
License Fees: Our out-license arrangements may include one or more of the following: (a) upfront license fees, (b) royalties from our licensees’ sales, and (c) lump-sum receipts upon our licensees’ sales or regulatory achievements. We recognize revenue from these categories based on the contractual terms that establish the legal rights and obligations between us and our licensees.
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
The fair value of acquired tangible and identifiable intangible assets and liabilities assumed, are based on their estimated fair values at the acquisition date and requires extensive use of accounting estimates, judgments, and assumptions, including but not limited to the following: (i) the likelihood, timing, and costs to complete the in-process projects; (ii) the probability of achieving regulatory approvals; (iii) the cash flows to be derived from the acquired assets, and (iv) the application of appropriate discount rates.
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

Goodwill and Intangible Assets – Impairment Evaluations
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are evaluated for impairment annually as of October 1, or whenever events or changes in circumstance indicate that the asset might be impaired. We evaluate the possible impairment (i) if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable; or (ii) in the case of goodwill and indefinite lived intangible assets, as of our annual impairment assessment date of October 1. These evaluations require significant judgment by our management in forecasting net cash flows to be derived by these intangible assets through our on-going operations. The discounted value of such cash flows (or our market capitalization in the case of goodwill) are compared to each asset’s carrying value to assess whether there is an indication of impairment and resulting charges to record.
Income Taxes
Our accompanying Consolidated Balance Sheets reflect net deferred tax assets (net of a valuation allowance) that primarily represent the tax benefit of net operating loss and tax credit carryforwards, and credits and timing differences between book and tax. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. Our evaluation considers historical earnings, estimated future taxable income and ongoing prudent and feasible tax planning strategies. Adjustments to the valuation allowance increase or decrease net income or loss in the period such adjustments are made. If our estimates require adjustments, it could have a significant impact on our consolidated financial statements.
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
Litigation Accruals
From time-to-time, we are involved in various claims and legal proceedings of a nature considered normal and incidental to our business. These matters may include product liability, intellectual property, employment, and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are adjusted periodically as additional information becomes available.

RESULTS OF OPERATIONS

Operations Overview – 2016, 2015, and 2014

	Year Ended December 31,
	2016		2015		2014
	($ in thousands)
Total revenues	$146,444	100.0%	$162,556	100.0%	$186,830	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	27,953	19.1%	27,689	17.0%	27,037	14.5%
Cost of service revenue	7,890	5.4%	—	—%	—	—%
Selling, general and administrative	87,347	59.6%	86,514	53.2%	97,412	52.1%
Research and development	58,936	40.2%	50,766	31.2%	69,662	37.4%
Amortization and impairment charges of intangible assets	25,946	17.7%	38,319	23.6%	24,288	13.0%
Total operating costs and expenses	208,072	>100.0%	203,288	>100.0%	218,399	>100.0%
Loss from operations	(61,628)	(42.1)%	(40,732)	(25.1)%	(31,569)	(16.9)%
Interest expense, net	(9,435)	(6.4)%	(9,074)	(5.6)%	(8,584)	(4.6)%
Change in fair value of contingent consideration related to acquisitions	(649)	(0.4)%	676	0.4%	987	0.1%
Other income (expense), net	887	0.6%	(1,249)	(0.8)%	(4,367)	(2.3)%
Loss before income tax	(70,825)	(48.4)%	(50,379)	(31.0)%	(43,533)	(23.3)%
Benefit (provision) for income taxes	2,313	1.6%	(406)	(0.2)%	(2,186)	(1.1)%
Net loss	$(68,512)	(46.8)%	$(50,785)	(31.2)%	$(45,719)	(24.5)%

YEAR ENDED DECEMBER 31, 2016 VERSUS DECEMBER 31, 2015
Total Revenues

	Year Ended December 31,
	2016	2015	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$34.8	$60.7	$(25.9)	(42.7)%
FOLOTYN	46.2	40.6	5.6	13.8%
ZEVALIN	10.7	17.5	(6.8)	(38.9)%
MARQIBO	7.2	8.0	(0.8)	(10.0)%
BELEODAQ	13.4	10.1	3.3	32.7%
EVOMELA	16.2	—	16.2	100.0%
	128.6	136.9	(8.3)	(6.1)%
License fees and service revenue	17.8	25.7	(7.9)	(30.7)%
Total revenues	$146.4	$162.6	$(16.2)	(10.0)%
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

FUSILEV revenue decrease is attributable to a decline in our unit sales due to the competitive launch in April 2015 of generic levo-leucovorin product (see Note 3(g) to the accompanying Consolidated Financial Statements), in addition to a decrease in our net average sales price per unit. Our FUSILEV net sales in 2017 are expected to further significantly decline due to the pricing pressure from this generic competition.

FOLOTYN revenue increase is due to a significant increase in units sold in the current period, in addition to an increase in our net average sales price per unit.
ZEVALIN revenue decrease is due to a large decline in units sold in the current year in the U.S. and ex-U.S. territories. In November 2015, we entered into an out-license agreement for ZEVALIN within various ex-U.S. territories that contributed to this product revenue decline, particularly in Japan (see Note 12 to the accompanying Consolidated Financial Statements).
MARQIBO revenue decrease is due to a decline in units sold in the current year, in addition to a slight decrease in our average net sales price per unit.
BELEODAQ revenue increased as a result of an increase in the units sold in the current year, in addition to an increase in our average net sales price per unit.
EVOMELA revenue in the current year is a result of our commercial launch of this product in April 2016. We have deferred revenue recognition for EVOMELA shipments that have not been received by end users as of December 31, 2016 (see Note 3(j) to the accompanying Consolidated Balance Sheets).
License fees and service revenue. In 2016, our license fees and service revenue decreased by $7.9 million due to (i) $9.7 million received during 2015 for the out-license of ZEVALIN, MARQIBO and EVOMELA in the China territory (see Note 11 to the accompanying Consolidated Financial Statements), and (ii) a one-time payment of $15 million for the ZEVALIN out-license agreement with Mundipharma (see Note 12 to the accompanying Consolidated Financial Statements), both of which did not reoccur in the current year, partially offset by current year amounts including: (i) $9.1 million of revenues received from our co-promotion arrangement with Eagle Pharmaceuticals, Inc. (see Note 14 to the accompanying Consolidated Financial Statements), (ii) $6 million of upfront payments received from Servier Canada, Inc. (see Note 13 to the accompanying Consolidated Financial Statements), and (iii) $2.7 million received from Mundipharma out-license royalties.

Operating Expenses

	Year Ended December 31,
	2016	2015	$ Change	% Change
	($ in millions)
Operating expenses:
Cost of product sales (excludes amortization and impairment of intangible assets)	$28.0	$27.7	$0.3	1.1%
Cost of service revenue	7.9	—	7.9	100.0%
Selling, general and administrative	87.3	86.5	0.8	0.9%
Research and development	58.9	50.8	8.1	15.9%
Amortization and impairment charges of intangible assets	25.9	38.3	(12.4)	(32.4)%
Total operating costs and expenses	$208.1	$203.3	$4.8	2.4%
Cost of Product Sales. Cost of product sales increased primarily due to the continued decline of the net sales price for FUSILEV, in addition to high royalty and material costs for EVOMELA given its recent launch in April 2016.
Cost of Service Revenue. Cost of service revenue exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for our promotion and sale of Eagle products (see Note 14 to the accompanying Consolidated Financial Statements).
Selling, General and Administrative. Selling, general and administrative expenses increased primarily due to an increase in legal expenses related to patent litigation matters during 2016.
Research and Development. Research and development expenses increased by $8.1 million due to increases in clinical trial costs associated with the ROLONTIS Phase 3 clinical trial, as well as various other increases in clinical and development activities, and a clinical milestone of $2.7 million that was achieved during the first half of 2016 (see Note 17(b)(xii) to the accompanying Consolidated Financial Statements). Our research and development expenses are expected to increase in 2017 due to our product development and clinical trial priorities.

Amortization and Impairment Charges of Intangible Assets. Amortization expense decreased $12.4 million in the current year due to (i) a $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (see Note 3(g) to the accompanying Consolidated Financial Statements), (ii) the sale of certain ex-U.S. ZEVALIN rights to Mundipharma in November 2015 (see Note 12 to the accompanying Consolidated Financial Statements), and (iii) accelerated amortization of our FUSILEV distribution rights, which was fully amortized by December 31, 2015 (see Note 3(g) to the accompanying Consolidated Financial Statements).
Total Other Expense

	Year Ended December 31,
	2016	2015	$ Change	% Change
	($ in millions)
Total other expense	$(9.2)	$(9.6)	$0.4	4.2%
Total other expenses decreased by $0.4 million due to multiple offsetting components, including (i) a $1.0 million change in executive deferred compensation expense as a result of changes in the fair value of plan assets (see Note 17(f) to the accompanying Consolidated Financial Statements), and (ii) a $1.2 million decrease in foreign currency exchange rate translation adjustment (i.e., unrealized loss) to the U.S. dollar for amounts we hold in ex-U.S. bank accounts (see Note 2(ix) to the accompanying Consolidated Financial Statements), partially offset by (iii) a $1.3 million increase in the contingent consideration valuation related to our MARQIBO and EVOMELA products (see Note 10 to the accompanying Consolidated Financial Statements), and (iv) a $0.4 million increase in interest expense on our 2018 Convertible Notes (see Note 15 to the accompanying Consolidated Financial Statements).

Benefit (Provision) for Income Taxes

	Year Ended December 31,
	2016	2015	$ Change	% Change
	($ in millions)
Benefit (provision) for income taxes	$2.3	$(0.4)	$2.7	>100.0%
The current year benefit for income taxes of $2.3 million is primarily due to intraperiod allocation rules under GAAP that require us to allocate the provision for income taxes between continuing operations and other categories of earnings (such as other comprehensive income) when income is present outside of continuing operations. This resulted in a presented benefit for income taxes in the current year, with an offsetting reduction to other comprehensive income. The 2015 provision for income taxes primarily represents our minimum tax obligations.
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
FUSILEV revenue decrease is primarily due to a significant decline in our unit sales to customers, as well as a decrease in our net average sales price per unit. This unit sales and price decline is due to the competitive launch in April 2015 of generic levo-leucovorin product (see Note 3(g) to the accompanying Consolidated Financial Statements).
FOLOTYN revenue decrease is primarily due to moderate decline in units sold in 2015, partially offset by a slight increase in our net average sales price per unit.
ZEVALIN revenue decrease is primarily due to moderate decline in units sold in 2015 in the U.S. and ex-U.S. territories, as well as a moderate decrease in our net average sales price per unit, specifically in ex-U.S. territories.
MARQIBO revenue increase is due to a moderate increase in units sold in 2015, and a moderate increase in our net average sales price per unit.
BELEODAQ revenue increased as a result of units sold in 2015, in comparison to its commercial launch in the third quarter of 2014. The average net sales price per unit remained unchanged.
License fees and service revenue: In 2015, we recognized $25.7 million of license fees and service revenue which includes the following: (i) $9.7 million for the out-licenses of ZEVALIN, MARQIBO, and EVOMELA for the China territory (see Note 11 to the accompanying Consolidated Financial Statements), (ii) $15 million for our ZEVALIN out-license agreement with Mundipharma (see Note 12 to the accompanying Consolidated Financial Statements), and (iii) $0.8 million from our out-license royalties, all derived from FOLOTYN sales in Mundipharma’s (our co-development partner – see Note 16 to the accompanying Consolidated Financial Statements) territories.

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
Cost of Product Sales. Cost of product sales increased, despite product revenue decline, primarily due to (i) $2.4 million for stability testing of ZEVALIN antibody for strategic supply stock in 2015, and (ii) recognition of $1.3 million of product cost associated with FUSILEV deferred revenue for shipments to our customers in the fourth quarter of 2015.
Selling, General and Administrative. Selling, general and administrative expenses decreased by $10.9 million, largely driven by our various 2015 operating expense reduction initiatives, as well as a $2.1 million reimbursement from our directors and officers insurance carrier, which was recognized as a reduction to selling, general and administrative expenses in 2015, when these proceeds were received.
Research and Development. Research and development expenses decreased primarily due to the non-recurrence of our $17.8 million aggregate payment (in the form of cash and stock) in the first quarter of 2014, upon FDA milestone achievement associated with BELEODAQ. In addition, our clinical trial expenses in the current period have decreased, as we narrow our focus to certain drug development clinical studies. These reductions were partially offset by our upfront payment related to the

POZIOTINIB in-license agreement (see Note 17 (b)(xiii) to the accompanying Consolidated Financial Statements) and technical transfer costs related to future ZEVALIN commercial production at a new contract manufacturer.
Amortization and Impairment Charges of Intangible Assets. Amortization expense increased $14.0 million in 2015 due to (i) $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (See Note 3(g) to the accompanying Consolidated Financial Statements), (ii) $3.7 million of accelerated amortization expense that was recorded in conjunction with the sale of certain ex-U.S. ZEVALIN rights to Mundipharma (see Note 12 to the accompanying Consolidated Financial Statements), and (iii) recognition of a full year of BELEODAQ amortization expense, which began in the third quarter of 2014 with its initial commercialization.
Total Other Expense

	Year Ended December 31,
	2015	2014	$ Change	% Change
	($ in millions)
Total other expense	$(9.6)	$(12.0)	$2.4	20.0%
Total other expenses decreased by $2.4 million due to multiple offsetting components. These items included (i) a decrease of $5.9 million related to foreign exchange loss adjustments on the value of intercompany loans, which are now recorded in "accumulated other comprehensive loss" in the Consolidated Balance Sheets, beginning April 1, 2015 (see Note 2 (ix) to the accompanying Consolidated Financial Statements), (ii) $2.2 million related to a gain on the sale of certain stock holdings in 2014 that did not recur, (iii) $0.3 million increase in contingent consideration expense related to the acquisition of our MARQIBO and EVOMELA rights (see Note 10 to the accompanying Consolidated Financial Statements), (iv) a $0.5 million increase in interest expense on our 2018 Convertible Notes, and (v) $0.7 million increase in executive deferred compensation expense due to changes in the fair value of plan assets.

Provision for Income Taxes

	Year Ended December 31,
	2015	2014	$ Change	% Change
	($ in millions)
Provision for income taxes	$(0.4)	$(2.2)	$1.8	81.8%
In 2015, we recognized an income tax provision of $0.4 million, representing our minimum tax obligations and the impact of applied research and development tax credits in 2015. In 2014, our income tax provision primarily represented an adjustment to our prior year estimate of the benefit from the carryback of our 2013 federal net operating loss against 2012 taxes and an increase in the valuation allowance on deferred tax assets at January 1, 2014.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2016	2015
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$158,469	$139,986
Accounts receivable, net	$39,782	$30,384
Total current assets	$216,650	$190,625
Total current liabilities	$65,513	$76,343
Working capital surplus (a)	$151,137	$114,282
Current ratio (b)	3.3	2.5

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.

Net Cash (Used In) Provided by Operating Activities
Cash used in operating activities was $40.5 million in 2016, as compared to $6.7 million of cash provided by operating activities in 2015.
For the years ended December 31, 2016 and 2015, our cash collections from customers totaled $159.5 million and $237.2 million, respectively, representing 109% and 146% of reported net revenue for the same years.
For the years ended December 31, 2016 and 2015, cash payments to our employees and vendors for products, services, and rebates totaled $206.9 million and $252.8 million, respectively.
Net Cash (Used In) Provided By Investing Activities
Net cash used in investing activities of $0.7 million for the year ended December 31, 2016 primarily relates to payments for corporate-owned life insurance premiums, as compared to cash provided by investing activities of $2.8 million in 2015.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $59.6 million for the year ended December 31, 2016, as compared to $1.5 million in 2015. Our cash provided by financing activities during the current year primarily relates to: (i) $73.9 million of proceeds received from common shares sold under an at-market-issuance sales agreement, (ii) $0.2 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and (iii) $0.7 million of proceeds from employee stock purchases under our employee stock purchase plan. These amounts were partially offset by, among other things: (i) a $9 million purchase of previously issued 2018 Convertible Notes, (ii) a $4.7 million cash payment in April 2016 for the achievement of the EVOMELA milestone, and (iii) a $1.4 million purchase and retirement of restricted stock (at our employees’ election), in order to meet their federal and state income tax obligations at the time of stock vesting.

Convertible Senior Notes Due 2018
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018, or the 2018 Convertible Notes. The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. We may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.
The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2014. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option upon the occurrence of certain circumstances.
The sale of the 2018 Convertible Notes closed on December 23, 2013 and our net proceeds were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada, collectively referred to as the Note Hedge. We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Consolidated Balance Sheets. Under applicable GAAP, the Note Hedge transaction has not been (and is not expected to be) marked-to-market through earnings or comprehensive income.
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10.0 million principal value) for $9.0 million. We recognized an aggregate loss of $25 thousand on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which is included in "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of December 31, 2016, $110 million in principal of our 2018 Convertible Notes is outstanding.
We concurrently unwound a portion of our previously sold warrants and previously purchased call options that were part of our "conversion hedge" (as discussed in Note 15 to the accompanying Consolidated Financial Statements) for aggregate net proceeds of $21 thousand, with a corresponding net increase to "additional paid-in capital" on the December 31, 2016 Consolidated Balance Sheets.

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
We believe that our $158 million in aggregate cash and cash equivalents, and marketable securities as of December 31, 2016 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities (see Note 7 to the accompanying Consolidated Financial Statements), if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Contractual Obligations
The following table summarizes our contractual financial commitments as of December 31, 2016:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations (1)	$2,841	$1,172	$1,669	$—	$—
Purchase obligations (2)	37,372	26,504	10,349	489	30
Contingent milestone obligations (3)	1,187,412	—	27,900	15,000	1,144,512
Drug development liability (4)	13,130	861	5,777	6,492	—
Debt obligations (5)	115,955	3,026	112,929	—	—
Total	$1,356,710	$31,563	$158,624	$21,981	$1,144,542

(1)
The operating lease obligations are primarily related to the facility lease for our corporate headquarters in Henderson, Nevada, expiring April 30, 2019; and our research and development and administrative facility in Irvine, California, expiring May 31, 2019.

(2)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2016.

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

(5)
Debt obligations represent amounts due under our 2018 Convertible Notes issued in December 2013, inclusive of interest payments over its full term (see Note 15 to the accompanying Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Consolidated Financial Statements and/or notes thereto.
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on December 31, 2016, any decline in the fair value of our investments would not be material in the context of our accompanying Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros (and other currencies to a lesser extent). We mitigate such risk by maintaining a limited portion of our cash in Euros.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Pharmaceuticals, Inc.

By:	/s/ RAJESH C. SHROTRIYA, M.D.
Rajesh C. Shrotriya, M.D.
Chairman of the Board and Chief Executive Officer
Date: March 14, 2017
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ RAJESH C. SHROTRIYA, M.D.	Chairman of the Board and Chief Executive Officer	March 14, 2017
Rajesh C. Shrotriya, M.D.

/s/ KURT A. GUSTAFSON	Executive Vice President and Chief Financial Officer	March 14, 2017
Kurt A. Gustafson

/s/ DOLOTRAI M. VYAS, PH.D.	Director	March 14, 2017
Dolatrai M. Vyas, Ph.D.

/s/ LUIGI LENAZ, M.D.	Lead Director	March 14, 2017
Luigi Lenaz, M.D.

/s/ STUART M. KRASSNER, SC.D., PSY.D	Director	March 14, 2017
Stuart M. Krassner, Sc.D., Psy.D.

/s/ ANTHONY E. MAIDA, III, M.A., M.B.A., PH.D.	Director	March 14, 2017
Anthony E. Maida, III, M.A., M.B.A., Ph.D.

/s/ RAYMOND W. COHEN	Director	March 14, 2017
Raymond W. Cohen

/s/ GILLES GAGNON, M.Sc., M.B.A	Director	March 14, 2017
Gilles Gagnon, M.Sc., M.B.A

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SPECTRUM PHARMACEUTICALS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Years Ended December 31, 2016, 2015, and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Spectrum Pharmaceuticals, Inc.
Henderson, Nevada
We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 14, 2017

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$158,222	$139,741
Marketable securities	247	245
Accounts receivable, net of allowance for doubtful accounts of $88 and $120, respectively	39,782	30,384
Other receivables	5,754	12,572
Inventories	8,715	4,176
Prepaid expenses and other assets	3,930	3,507
Total current assets	216,650	190,625
Property and equipment, net of accumulated depreciation	449	918
Intangible assets, net of accumulated amortization and impairment charges	164,234	190,335
Goodwill	17,886	17,960
Other assets	29,549	19,211
Total assets	$428,768	$419,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$52,483	$56,539
Accrued payroll and benefits	8,981	8,188
Deferred revenue	3,188	6,130
Drug development liability	861	259
Acquisition-related contingent obligations	—	5,227
Total current liabilities	65,513	76,343
Drug development liability, less current portion	12,269	14,427
Deferred revenue, less current portion	323	383
Acquisition-related contingent obligations, less current portion	1,315	1,439
Deferred tax liabilities	6,675	6,779
Other long-term liabilities	9,604	7,444
Convertible senior notes	97,043	99,377
Total liabilities	192,742	206,192
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; 0 and 20 shares issued and outstanding at December 31, 2016 and 2015, respectively (the presented 2015 balance relates to 20 shares of preferred stock which were converted into 40,000 shares of common stock in 2016)	—	123
Common stock, $0.001 par value; 175,000,000 shares authorized; 80,466,735 and 68,228,935 issued and outstanding at December 31, 2016 and 2015, respectively	80	68
Additional paid-in capital	640,166	552,108
Accumulated other comprehensive loss	(1,579)	(5,319)
Accumulated deficit	(402,641)	(334,123)
Total stockholders’ equity	236,026	212,857
Total liabilities and stockholders’ equity	$428,768	$419,049
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product sales, net	$128,596	$136,851	$186,537
License fees and service revenue	17,848	25,705	293
Total revenues	146,444	162,556	186,830
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	27,953	27,689	27,037
Cost of service revenue	7,890	—	—
Selling, general and administrative	87,347	86,514	97,412
Research and development	58,936	50,766	69,662
Amortization and impairment charges of intangible assets	25,946	38,319	24,288
Total operating costs and expenses	208,072	203,288	218,399
Loss from operations	(61,628)	(40,732)	(31,569)
Other (expense) income:
Interest expense, net	(9,435)	(9,074)	(8,584)
Change in fair value of contingent consideration related to acquisitions	(649)	676	987
Other income (expense), net	887	(1,249)	(4,367)
Total other expenses	(9,197)	(9,647)	(11,964)
Loss before income taxes	(70,825)	(50,379)	(43,533)
Benefit (provision) for income taxes	2,313	(406)	(2,186)
Net loss	$(68,512)	$(50,785)	$(45,719)
Net loss per share:
Basic	$(0.94)	$(0.78)	$(0.71)
Diluted	$(0.94)	$(0.78)	$(0.71)
Weighted average shares outstanding:
Basic	72,824,070	64,882,417	64,708,163
Diluted	72,824,070	64,882,417	64,708,163
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(68,512)	$(50,785)	$(45,719)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax of $2.2 million, $0, and $0 for years ended December 31, 2016, 2015, and 2014, respectively	4,185	(1,429)	(1,122)
Foreign currency translation adjustments	(445)	(3,040)	1,595
Adjustment for realized gain on available-for-sale securities, and included in net income	—	—	(2,217)
Other comprehensive income (loss)	3,740	(4,469)	(1,744)
Total comprehensive loss	$(64,772)	$(55,254)	$(47,463)
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2013	20	$123	64,104,173	$64	$518,144	$894	$(237,619)	—	$—	$281,606
Net loss	—	—	—	—	—	—	(45,719)	—	—	(45,719)
Other comprehensive loss, net	—	—	—	—	—	(1,744)	—	—	—	(1,744)
Issuance of common stock to 401(k) plan	—	—	133,734	—	1,028	—	—	—	—	1,028
Issuance of common stock for ESPP	—	—	99,551	—	639	—	—	—	—	639
Issuance of common stock upon exercise of stock options	—	—	485,260	1	1,905	—	—	—	—	1,906
RSA issuances and forfeitures for terminations, net	—	—	396,083	—	10,781	—	—	—	—	10,781
Purchase/retirement of RSAs to satisfy employee tax withholding	—	—	(249,102)		(1,733)	—	—	—	—	(1,733)
Issuance of common stock for BELEODAQ milestone achievement	—	—	1,000,000	1	7,789	—	—	—	—	7,790
Balance as of December 31, 2014	20	$123	65,969,699	$66	$538,553	$(850)	$(283,338)	—	$—	$254,554
Net loss	—	—	—	—	—	—	(50,785)	—	—	(50,785)
Other comprehensive loss, net	—	—	—	—	—	(4,469)	—	—	—	(4,469)
Issuance of common stock to 401(k) plan	—	—	179,865	—	1,124	—	—	—	—	1,124
Issuance of common stock for ESPP	—	—	114,578	—	627	—	—	—	—	627
Issuance of common stock upon exercise of stock options	—	—	456,082	—	1,482	—	—	—	—	1,482
Warrant modification	—	—	—	—	568	—	—	—	—	568
RSA issuances and forfeitures for terminations, net	—	—	1,613,553	2	10,392	—	—	—	—	10,394
Purchase/retirement of RSAs to satisfy employee tax withholding	—	—	(104,842)		(638)	—	—	—	—	(638)
Balance as of December 31, 2015	20	$123	68,228,935	$68	$552,108	$(5,319)	$(334,123)	—	$—	$212,857
Net loss	—	—	—	—	—	—	(68,512)	—	—	(68,512)
Other comprehensive income, net	—	—	—	—	—	3,740	—	—	—	3,740
Issuance of common stock to 401(k) plan	—	—	172,650	—	953	—	—	—	—	953
Issuance of common stock for ESPP	—	—	150,303	—	668	—	—	—	—	668
Issuance of common stock upon exercise of stock options	—	—	39,010	—	202	—	—	—	—	202
RSA issuances and forfeitures for terminations, net	—	—	868,032	1	11,459	—	—	—	—	11,460
Purchase/retirement of RSAs to satisfy employee tax withholding	—	—	(266,860)	—	(1,397)	—	—	—	—	(1,397)
Common stock issued under an at-market-issuance sales agreement (Note 7)	—	—	10,890,915	11	73,858	—	—	—	—	73,869
Issuance of common stock for ROLONTIS milestone achievement (Note 17(b)(xii))	—	—	318,750	—	2,308	—	—	—	—	2,308
Issuance of common stock for QAPZOLA milestone achievement (Note 17(b)(ix))	—	—	25,000	—	111	—	—	—	—	111
Conversion hedge unwind in connection with open market purchases of 2018 Convertible Notes (Note 15)	—	—	—	—	(227)	—	—	—	—	(227)
Dividend paid on preferred shares (Note 7)	—	—	—	—	—	—	(6)	—	—	(6)
Conversion of preferred shares into common stock (Note 7)	(20)	(123)	40,000	—	123	—	—	—	—	—
Balance as of December 31, 2016	—	$—	80,466,735	$80	$640,166	$(1,579)	$(402,641)	—	$—	$236,026

See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net loss	$(68,512)	$(50,785)	$(45,719)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,492	31,869	25,352
Stock-based compensation	12,412	12,084	11,809
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 15)	5,710	5,250	4,818
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 15)	696	662	599
Bad debt expense (recovery)	57	—	(85)
Unrealized foreign currency exchange (gain) loss	(153)	(157)	6,033
Loss on 2018 Convertible Note purchase (Note 15)	25	—	—
Change in cash surrender value of corporate owned life insurance	(137)	—	—
Income tax recognition on unrealized gain on available-for-sale securities	(2,217)	—	—
Impairment of intangible assets (Note 3(g))	—	7,160	—
Change in fair value of contingent consideration related to the EVOMELA and Talon acquisitions (Note 10)	649	(676)	(987)
Research and development expense recognized for the value of common stock issued in connection with ROLONTIS and QAPZOLA milestone achievements (Note 17(b)(ix) and (xii))	2,419	—	—
Research and development expense for the value of common stock issued in connection with BELEODAQ milestone achievement (Note 17(b)(xi))	—	—	7,790
Changes in operating assets and liabilities:
Accounts receivable, net	(9,494)	40,245	(21,671)
Other receivables	6,895	(7,017)	2,070
Inventories	(5,800)	1,863	4,253
Prepaid expenses	(423)	(446)	(718)
Deferred tax assets	—	—	1,724
Other assets	(2,043)	(1,731)	(13,161)
Accounts payable and other accrued obligations	(4,033)	(28,298)	5,304
Accrued payroll and benefits	790	(233)	1,594
Drug development liability	(1,556)	(1,100)	(1,957)
Acquisition-related contingent obligations	(1,300)	—	—
Deferred revenue	(2,985)	(3,511)	9,803
Deferred tax liabilities	(104)	210	(602)
Other long-term liabilities	2,153	1,355	124
Net cash (used in) provided by operating activities	(40,459)	6,744	(3,627)
Cash Flows From Investing Activities:
Purchases of property and equipment	(78)	(223)	(934)
Payment for corporate-owned life insurance premiums	(601)	—	—
Proceeds from sale of available-for-sale securities	—	3,061	4,093
Capitalized cash milestone payment upon FDA approval of BELEODAQ	—	—	(25,000)
Net cash (used in) provided by investing activities	(679)	2,838	(21,841)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	203	1,482	1,906
Proceeds from sale of stock under employee stock purchase plan	668	627	639
Purchase and retirement of restricted stock to satisfy employees' tax liability at vesting	(1,397)	(638)	(1,733)
Payment of contingent consideration related to EVOMELA acquisition (Note 10(b))	(4,700)	—	—
Proceeds from common stock sold under an at-market-issuance sales agreement (Note 7)	73,869	—	—
Purchase of 2018 Convertible Notes (Note 15)	(9,014)	—	—
Purchase of warrants related to the conversion hedge of 2018 Convertible Notes (Note 15)	(330)	—	—
Proceeds from sale of call options related to the conversion hedge of 2018 Convertible Notes (Note 15)	351	—	—
Dividends paid upon conversion of Series E Convertible Voting Preferred Stock (Note 7)	(6)	—	—
Net cash provided by financing activities	59,644	1,471	812
Effect of exchange rates on cash and equivalents	(25)	(1,254)	(1,708)
Net increase (decrease) in cash and equivalents	18,481	9,799	(26,364)
Cash and equivalents — beginning of year	139,741	129,942	156,306
Cash and equivalents — end of year	$158,222	$139,741	$129,942
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$11	$335	$329
Cash paid for interest	$3,300	$3,300	$3,227

See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, a commercial infrastructure, and a field sales force for our marketed products. Currently, we have six approved oncology/hematology products that target different types of non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer, acute lymphoblastic leukemia ("ALL"), and multiple myeloma ("MM").
We also have three drugs in mid-to-late stage development (defined as Phase 2 and Phase 3):

•	ROLONTIS (formerly referred to as SPI-2012 or LAPS-G-CSF) for chemotherapy-induced neutropenia.

•	QAPZOLA (previously referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer, or NMIBC.

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with a variety of solid tumors, including breast and lung cancer.
(b) Basis of Presentation
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for Spectrum Pharma Canada ("SPC"), as discussed below). All inter-company accounts and transactions among these legal entities have been eliminated in consolidation.
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
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the years ended December 31, 2016, 2015, and 2014, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the Ex-U.S. territory) are held in the U.S.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. However, actual values may materially differ, since estimates are inherently uncertain. On an on-going basis, our management evaluates its estimates and assumptions, including those related to (i) gross-to-net revenue adjustments; (ii) the timing of revenue recognition; (iii) the collectability of customer accounts; (iv) whether the cost of our inventories can be recovered; (v) the fair value of our reported goodwill and intangible assets; (vi) the realization of our tax assets and estimates of our tax liabilities; (vii) the likelihood of payment and value of contingent liabilities; (viii) the fair value of our investments; (ix) the valuation of our stock options and the periodic expense recognition of stock-based compensation; and (x) the potential outcome of our ongoing or threatened litigation.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

The estimates and assumptions that most significantly impact the presented amounts within these Consolidated Financial Statements are further described below:
(i) Revenue Recognition
(a) Product Sales: We sell our products to wholesalers/distributors (i.e., our customers), except for our U.S. sales of ZEVALIN in which case the end-user (i.e., clinic or hospital) is our customer. Our wholesalers /distributors in turn sell our products directly to clinics, hospitals, and private oncology-based practices. Revenue from product sales is recognized when title and risk of loss have transferred to our customer, and the following additional criteria are met:

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
Our gross revenue is reduced by our gross-to-net (“GTN”) estimates each period, resulting in our reported “product sales, net” in the accompanying Consolidated Statements of Operations. We defer revenue recognition in full if these estimates are not reasonably determinable at the time of sale. These estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and their sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of estimates, the actual amount we incur may be materially different than our GTN estimates, and require prospective revenue adjustments in periods after the initial sale was recorded.
Our GTN estimates are comprised of the following categories:
Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased products beginning at its expiration date and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months following its expiration date (as well as for overstock inventory, as determined by end-users). Returned product is generally not resold. Returns for expiry of ZEVALIN and FOLOTYN are not contractually, or customarily, allowed. We estimate expected product returns for our allowance based on our historical return rates.
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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Distribution, Data, and GPO Administrative Fees: Distribution, data, and GPO administrative fees are paid to authorized wholesalers/distributors of our products (except for U.S. sales of ZEVALIN) for various commercial services including: contract administration, inventory management, delivery of end-user sales data, and product returns processing. These fees are based on a contractually-determined percentage of our applicable sales.
(b) License Fees: Our out-license arrangements may include one or more of the following: (a) upfront license fees, (b) royalties from our licensees’ sales, (c) milestone receipts from our licensees’ sales, and (d) milestone receipts upon regulatory achievements by us or our licensees. We recognize revenue from these categories based on the contractual terms that establish the legal rights and obligations between us and our licensees. We complete the following steps in determining the dollar amount and timing of revenue recognition from our license fees:

(i)
We first assess the number of “units of accounting” for the elements in our out-license arrangements in accordance with multiple element arrangement guidance. We consider if elements (deliverables) have standalone value, and if standalone value does not exist for a deliverable, it is combined (as applicable) with other deliverables until the "bundle" has standalone value (as a single unit of accounting).

(ii)	Next, we allocate arrangement consideration among the separate units of accounting (using the "relative selling price method").

(iii)	Finally, we evaluate the timing of revenue recognition, which is impacted by the nature of the consideration to which we are entitled, as follows:

(a)
Upfront license fees: We consider whether upfront license fees are earned (i.e., realized) at the time of contract execution (i.e., when the license rights transfer to the customer). We give specific consideration to whether we have any on-going contractual service obligations to the licensee, including any requirements for us to provide on-going support services, and/or for us to supply drug products for the licensee’s future sales. As a result, we may either recognize all upfront license fees as revenue in the period of contract execution, or recognize these fees over the actual (or implied) contractual term of the out-license.

(b)
Royalties: We recognize revenue in the period that our licensees report product sales to us in their territory for which we are contractually entitled to a percentage-based royalty receipt (i.e., representing the period when earned and realizable).

(c)
Sales milestones: We recognize revenue in the period that our licensees report achievement of annual or aggregate product sales levels in their territories for which we are contractually entitled to a specified lump-sum receipt (i.e., representing the period when earned and realizable).

(d)	Regulatory milestones: Under the terms of the respective out-license, regulatory achievements may either be our responsibility, or that of our licensee.

•When our licensee is responsible for the achievement of the regulatory milestone (and we have no on-going obligations), we recognize this revenue in the period that our product achieves specified regulatory approvals for which we are contractually entitled to a fixed receipt (i.e., representing the period when earned and realizable).

•When we are responsible for the achievement of the regulatory milestone, we recognize this revenue in the period that our product achieves specified regulatory approvals for which we are contractually entitled to a fixed receipt. Regulatory approvals by governmental agencies are inherently uncertain, and require our substantial cost and effort in completing our submission for potential approval. Therefore, these regulatory milestones are “substantive” and these fixed receipts remain at-risk (i.e. unearned and unrealizable) until the period of achievement. We believe the amounts we are entitled to receive

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

upon our achievement relates solely to our past performance and is commensurate with either (i) our performance in achieving the milestone, or (ii) the resulting enhancement in value of the drug compound.
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
We consider whether revenue associated with these service arrangements is “realizable and earned” each reporting period, based on our completed services or deliverables during the reporting period, and the contractual terms of the arrangement (which typically includes fee schedules). For any/all milestone achievements in the reporting period that contractually result in fixed payments due to us, we apply the “milestone method” of revenue recognition. Accordingly, this revenue recognition occurs as each “substantive” milestone (as discussed below) is achieved by us, since (1) all contingencies associated with each milestone is resolved upon its achievement, (2) the milestone achievement relates solely to our past performance, and (3) no remaining milestone performance obligations exist in relation to our receipt of payment.

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
We intend to apply the "cumulative effect transition method" of ASU 2014-09 for its implementation. We continue to evaluate the impact of this new standard on our current revenue recognition models for product sales, license fees, and service revenue (as described above), though we currently believe the most significant impact of this new standard relates to the timing (though not the aggregate value) of our license fee revenue recognition.
(ii) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date.
(iii) Marketable Securities

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit. Since we classify these securities as “available-for-sale” under applicable GAAP, any unrealized gains or losses from their change in value is reflected in “unrealized gain (loss) on available-for-sale securities” on the accompanying Consolidated Statements of Comprehensive Loss. Realized gains and losses on available-for-sale securities are included in “other income (expense), net” on the accompanying Consolidated Statements of Operations.
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
(ix) Foreign Currency Translation
We translate the assets and liabilities of our foreign subsidiaries that are stated in their functional currencies (i.e., local operating currencies), to U.S. dollars at the rates of exchange in effect at the reported balance sheet date. Revenues and expenses are translated using the monthly average exchange rates during the reported period. Unrealized gains and losses from the translation of our subsidiaries’ financial statements (that are initially denominated in the corresponding functional currency) are included as a separate component of “accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets.
We record foreign currency transactions, when initially denominated in a currency other than the respective functional currency of our subsidiary, at the prevailing exchange rate on the date of the transaction. Resulting unrealized foreign exchange gains and losses from transactions with third parties are included in “accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets.

Beginning April 1, 2015, all unrealized foreign exchange gains and losses associated with our intercompany loans are included in "accumulated other comprehensive loss" in the Consolidated Balance Sheets, as these loans with our foreign subsidiaries are not expected to be settled in the "foreseeable future." For the period January 1, 2015 through March 31, 2015, unrealized foreign exchange gains and losses associated with our intercompany loans were either included in "accumulated other comprehensive loss" in the Consolidated Balance Sheets, or in "other expense (income), net" in the Consolidated Statements of Operations (depending on its characterization). In periods prior to January 1, 2015, all unrealized foreign exchange gains and losses associated with our intercompany loans were included in "other income (expense), net" in the accompanying Consolidated Statements of Operations.
(x) Basic and Diluted Net Loss per Share
We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share are the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only dilutive stock options, warrants, and other common stock equivalents outstanding during the period.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit (provision) for income taxes” within the Consolidated Statements of Operations in the period the notice was received.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(xii) Research and Development Costs
Research and development costs are expensed as incurred, or as certain milestone payments become due, which are generally triggered by contractual clinical or regulatory events.
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

3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of December 31, 2016 and December 31, 2015, our holdings included in “cash and cash equivalents” and “marketable securities” were at major financial institutions.
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
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and equivalents	Marketable Securities
						Current	Long Term
December 31, 2016
Bank deposits	$23,915	$—	$—	$23,915	$23,915	$—	$—
Money market funds	128,563	—	—	128,563	128,563	—	—
Bank certificate of deposits	5,991	—	—	5,991	5,744	247	—
Total cash and equivalents and marketable securities	$158,469	$—	$—	$158,469	$158,222	$247	$—
December 31, 2015
Bank deposits	$59,625	$—	$—	$59,625	$59,625	$—	$—
Money market funds	80,116	—	—	80,116	80,116	—	—
Bank certificate of deposits	245	—	—	245	—	245	—
Total cash and equivalents and marketable securities	$139,986	$—	$—	$139,986	$139,741	$245	$—
As of December 31, 2016, none of these securities had been in a continuous unrealized loss position longer than one year.

(b) Property and Equipment
“Property and equipment, net of accumulated depreciation” consist of the following:

	December 31,
	2016	2015
Computers hardware and software	$2,550	$3,785
Laboratory equipment	622	608
Office furniture	211	355
Leasehold improvements	2,912	2,872
Property and equipment, at cost	6,295	7,620
(Less): Accumulated depreciation	(5,846)	(6,702)
Property and equipment, net of accumulated depreciation	$449	$918
Depreciation expense (included within “total operating costs and expenses” in the accompanying Consolidated Statements of Operations) for the years ended December 31, 2016, 2015, and 2014 was $0.5 million, $0.7 million, and $1.1 million, respectively.

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
(c) Inventories
“Inventories” consist of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2016	2015
Raw materials	$2,991	$1,606
Work in process*	7,838	4,228
Finished goods	2,305	1,498
(Less:) Non-current portion of inventories included within "other assets" **	(4,419)	(3,156)
Inventories	$8,715	$4,176

*In January 2016, we received $3.4 million of ZEVALIN antibody materials for future manufacture (i.e., strategic long-term supply).

** The "non-current" portion of inventories is presented within "other assets" in the accompanying Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, respectively. This value of $4.4 million at December 31, 2016 represents product that we expect to sell beyond December 31, 2017.
(d) Accounts receivables, net of allowance for doubtful accounts
“Accounts receivables, net of allowance for doubtful accounts” consists of trade receivables from our customers. We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables as of December 31, 2016 and 2015, are as follows:

	Year Ended December 31,
	2016		2015
McKesson Corporation and its affiliates	$10,395	26.1%	$20,281	66.7%
Cardinal Health, Inc. and its affiliates	13,147	33.0%	7,241	23.8%
AmerisourceBergen Corporation, and its affiliates	13,470	33.9%	*	—%
All other customers	2,770	7.0%	2,862	9.4%
Total Accounts Receivables, net	$39,782	100.0%	$30,384	100.0%

*	Less than 10%

(e) Prepaid expenses and other assets

“Prepaid expenses and other assets” consist of the following:

	December 31,
	2016	2015
Prepaid operating expenses	$3,930	$3,507
Current portion of debt issuance costs*	—	—
Prepaid expenses and other assets	$3,930	$3,507
* Beginning January 1, 2016, our debt issuance costs (current and non-current portions) were retrospectively reclassified from “prepaid expenses and other assets” and "other assets" to a reduction of the carrying amount of “convertible senior notes” (i.e., contra-liability - see Note 15) within our accompanying Consolidated Balance Sheets, in accordance with the FASB-issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). These amounts were $1.3 million and $2.2 million (including current and non-current portions) as of December 31, 2016 and December 31, 2015, respectively.

(f) Other receivables

“Other receivables” consist of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2016	2015
Income tax receivable	$1,388	$1,301
Insurance receivable	500	7,100
Promissory note related to ZEVALIN out-license (Note 12)	—	2,215
Receivable for contracted sales and marketing services (Note 14)	1,831	—
Reimbursements due from development partners for incurred research and development expenses	1,796	1,699
Other miscellaneous receivables	239	257
Other receivables	$5,754	$12,572

(g) Intangible Assets and Goodwill

“Intangible assets, net of accumulated amortization and impairment charges” consist of the following:

		December 31, 2016
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights (1)	7,700	(444)	—	—	7,256	156	147
BELEODAQ distribution rights	25,000	(4,688)	—	—	20,312	160	130
MARQIBO distribution rights	26,900	(12,863)	—	—	14,037	81	39
FOLOTYN distribution rights (2)	118,400	(41,036)	—	—	77,364	152	71
ZEVALIN distribution rights – U.S.	41,900	(34,083)	—	—	7,817	123	27
ZEVALIN distribution rights – Ex-U.S.	23,490	(13,649)	(5,038)	—	4,803	96	39
FUSILEV distribution rights (3)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (4)	27,900	(11,832)	—	(1,023)	15,045	110	67
Total intangible assets	$305,668	$(128,213)	$(5,038)	$(8,183)	$164,234

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

(2)
Beginning June 2016, we adjusted the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition (see Note 17(g)).

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

Intangible asset amortization and impairment expense recognized in 2016, 2015, and 2014 was $25.9 million, $38.3 million, and $24.3 million, respectively.

Estimated intangible asset amortization expense for the five succeeding years and thereafter is as follows:

Years Ending December 31
2017	$27,537
2018	27,537
2019	24,931
2020	19,715
2021	18,266
2022 and thereafter	28,648
$146,634
“Goodwill” is comprised of the following:

	December 31,
	2016	2015
Acquisition of Talon	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos	5,346	5,346
Foreign currency exchange translation effects	(511)	(437)
Goodwill	$17,886	$17,960
(h) Other assets
“Other assets” are comprised of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2016	2015
Equity securities (see Note 11)*	$11,533	$5,189
CASI note - long term (see Note 11)	1,510	1,500
Research & development supplies and other	224	185
2018 Convertible Notes issuance costs (excluding current portion)**	—	—
Executive officer life insurance – cash surrender value	11,863	9,181
Inventories - non-current portion	4,419	3,156
Other assets	$29,549	$19,211
* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond December 31, 2016 (see Note 11). The "unrealized gain (loss) on available-for-sale securities" within the Consolidated Statements of Comprehensive Loss, totaled $4.2 million, net of income tax, for the year ended December 31, 2016.

** Beginning January 1, 2016, our debt issuance costs (current and non-current portions) were retrospectively reclassified from “prepaid expenses and other assets” and "other assets" to a reduction of the carrying amount of “convertible senior notes” (i.e., contra-liability - see Note 15) within our accompanying Consolidated Balance Sheets, in accordance with ASU 2015-03. These amounts were $1.3 million and $2.2 million (including current and non-current portions) as of December 31, 2016 and December 31, 2015, respectively.
(i) Accounts payable and other accrued liabilities
"Accounts payable and other accrued liabilities" are comprised of the following:

	December 31,
	2016	2015
Trade accounts payable and other accrued liabilities	$30,488	$26,684
Accrued rebates	8,350	18,166
Accrued product royalty	4,723	4,908
Allowance for returns	2,309	1,394
Accrued data and distribution fees	4,222	1,830
Accrued GPO administrative fees	384	1,058
Accrued inventory management fee	540	498
Allowance for chargebacks	1,467	2,001
Accounts payable and other accrued liabilities	$52,483	$56,539

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2014	$45,822	$8,284	$1,135
Add: provisions	75,498	15,928	1,486
(Less): credits or actual allowances	(101,153)	(20,826)	(1,227)
Balance as of December 31, 2015	20,167	3,386	1,394
Add: provisions	98,317	14,979	2,123
(Less): credits or actual allowances	(108,667)	(13,219)	(1,208)
Balance as of December 31, 2016	$9,817	$5,146	$2,309

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(j) Deferred revenue
Deferred revenue (current and non-current) is comprised of the following:

	December 31,
	2016	2015
ZEVALIN out-license deferred revenue in Asia territory (see Note 12)	$1,255	$—
EVOMELA deferred revenue*	1,887	—
FUSILEV deferred revenue**	—	6,083
ZEVALIN out-license in India territory (see Note 17(b)(iii))	369	430
Deferred revenue	$3,511	$6,513

*
We commercialized EVOMELA beginning in April 2016, and have deferred revenue recognition (see Note 2(i)(a)) for any product shipped to our distributors, but not ordered and received by end-users as of December 31, 2016. This deferral is a result of our inability to estimate future returns and rebates given the lack of historical data available with the recent launch of the product.

**
In the third quarter of 2015, we deferred revenue recognition related to certain FUSILEV product shipments that did not meet our revenue recognition criteria (see Note 2(i)(a)), aggregating $9.9 million. Specifically, this deferral is a result of our inability to estimate future rebate values (with requisite precision) offered to our customers in order to compete with generic products. During the fourth quarter of 2015, we recognized $3.8 million for these third quarter shipments, and $6.1 million remained deferred as of December 31, 2015.

(k) Other long-term liabilities
"Other long-term liabilities" are comprised of the following:

	December 31,
	2016	2015
Accrued executive deferred compensation	$8,352	$6,458
Deferred rent (non-current portion)	167	248
Clinical study holdback costs, non-current	47	—
Other tax liabilities	738	738
Royalty liability	300	—
Other long-term liabilities	$9,604	$7,444

4. GROSS-TO-NET PRODUCT SALES AND SIGNIFICANT CUSTOMERS
The below table presents a GTN product sales reconciliation for the accompanying Consolidated Statement of Operations:

	2016	2015	2014
Gross product sales	$244,770	$215,136	$284,685
Commercial rebates and government chargebacks	(98,317)	(61,283)	(76,636)
Data and distribution fees, GPO fees, and inventory management fees	(14,979)	(15,613)	(21,330)
Prompt pay discounts	(755)	(16)	(260)
Product returns allowances	(2,123)	(1,373)	78
Net product sales	$128,596	$136,851	$186,537

The below table presents the customers that represent 10% or more of our gross product sales in 2016, 2015, and 2014:

	Year Ended December 31,
	2016		2015		2014
AmerisourceBergen Corporation, and its affiliates	$93,951	38.4%	$78,989	36.7%	$115,079	40.4%
McKesson Corporation and its affiliates	75,952	31.0%	73,577	34.2%	93,656	32.9%
Cardinal Health, Inc. and its affiliates	58,780	24.0%	37,414	17.4%	*	—%
All other customers	16,087	6.6%	25,156	11.7%	75,950	26.7%
Gross product sales	$244,770	100.0%	$215,136	100.0%	$284,685	100.0%

*	Less than 10%

5. COMPOSITION OF TOTAL REVENUE
The below table presents our net product sales by geography for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016		2015		2014
United States	$125,074	97.3%	$130,432	95.3%	$177,979	95.4%
International:
Europe	3,522	2.7%	2,234	1.6%	3,357	1.8%
Asia Pacific*	—	—%	4,185	3.1%	5,201	2.8%
Total International	3,522	2.7%	6,419	4.7%	8,558	4.6%
Net product sales	$128,596	100%	$136,851	100.0%	$186,537	100.0%

* See Note 12 for discussion of our November 2015 out-license for the Asia Pacific territory to Mundipharma.

The below table presents our net product sales by drug for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016		2015		2014
FUSILEV	$34,839	27.1%	$60,710	44.4%	$105,608	56.6%
FOLOTYN	46,245	36.0%	40,606	29.7%	47,556	25.5%
ZEVALIN	10,730	8.3%	17,457	12.8%	22,169	11.9%
MARQIBO	7,245	5.6%	8,006	5.9%	6,328	3.4%
BELEODAQ	13,368	10.4%	10,072	7.4%	4,876	2.6%
EVOMELA	16,169	12.6%	—	—%	—	—%
Net product sales	$128,596	100.0%	$136,851	100.0%	$186,537	100.0%

The below table presents our license fees and service revenue by source for the years ended December 31, 2016, 2015, and 2014:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2016		2015		2014
Out-license of ZEVALIN, FOLOTYN, BELEODAQ, MARQIBO: upfront receipt for the Canada territory (Note 17(b)(xiv))	$6,000	33.6%	$—	—%	$—	—%
Sales and marketing contracted services (Note 14)	9,096	51.0%	—	—%	—	—%
Out-license of ZEVALIN: upfront receipts and royalties for Asia and certain other territories, excluding China (Note 12)	1,756	9.8%	15,144	58.9%	—	—%
Out-license of FOLOTYN in all countries except the U.S., Canada, Europe, and Turkey (Note 16)	927	5.2%	831	3.2%	293	100.0%
Out-license of ZEVALIN, MARQIBO, EVOMELA: upfront receipt for the China territory (Note 11)	—	—%	9,682	37.7%	—	—%
Out-license of ZEVALIN: amortization of upfront receipt related to India territory (Note17(b)(iii)) and other	69	0.4%	48	0.2%	—	—%
License fees and service revenues	$17,848	100.0%	$25,705	100.0%	$293	100.0%

6. STOCK-BASED COMPENSATION
2009 Stock Incentive Plan Overview
We have one active stockholder-approved stock-based compensation plan, the 2009 Incentive Award Plan (the “2009 Plan”), which replaced our former stockholder-approved plans. We may grant incentive stock options, non-qualified options, restricted stock awards, and stock appreciation rights under the 2009 Plan.
The maximum number of our common stock available for issuance under the 2009 Plan at inception was 10 million shares. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the 2009 Plan automatically increases by the greater of (i) 2.5 million shares or (ii) a number of shares such that the total number of shares of common stock available for issuance under the 2009 Plan shall equal 30% of the then number of shares of common stock issued and outstanding. As of December 31, 2016, 10.6 million shares were available for grant. It is our policy that before stock is issued through the exercise of stock options, we must first receive all required cash payment for such shares (whether through an upfront cash exercise or net-settlement exercise).
Stock-based awards are governed by agreements between us and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2009 Plan at an exercise price of not less than 100% of the closing fair market value of our common stock on the respective date of grant. The grant date is generally the date the award is approved by the Compensation Committee of the Board of Directors, though for aggregate awards to certain participants of 50,000 or less shares in each quarter, the grant date may be the date the award is approved by our Chief Executive Officer.
Stock-based awards generally vest 25% on the first anniversary of the date of grant, or for new hires, the first anniversary of their initial date of employment. Awards generally vest monthly thereafter on a straight-line basis over three years. Stock options must generally be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment, vested stock options may generally be exercised within 90 days from the last date of employment. In the event of an optionee’s death, disability, or retirement, the exercise period is generally 365 days from the last date of employment.
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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

As of December 31, 2016, a total of 9.2 million shares of common stock are authorized and remain available for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lesser of (i) one million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.
Stock-Based Compensation Expense Summary
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “total operating costs and expenses” for years ended December 31, 2016, 2015, and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
Cost of product sales	$135	$62	$—
Selling, general and administrative	10,410	10,049	10,053
Research and development	1,867	1,973	1,756
Total	$12,412	$12,084	$11,809
Employee stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 11%, 11%, and 8% for the years ended December 31, 2016, 2015, and 2014, respectively.
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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2016	2015	2014
Expected option life (in years) (a)	5.02	5.43	4.95
Risk-free interest rate (b)	1.07% - 1.90%	1.25% - 1.68%	0.58% - 1.52%
Volatility (c)	48.9% - 50.6%	48.0% - 50.2%	48.9% - 62.1%
Dividend yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$2.80	$2.85	$3.49

(a)	Determined by the historical stock option exercise behavior of our employees (maximum term is 10 years).

(b)	Based upon the U.S. Treasury yields in effect during the period which the options were granted (for a period equaling the stock options’ expected term).

(c)	Measured using our historical stock price for a period equal to stock options’ expected term.

(d)	We do not expect to declare any cash dividends in the foreseeable future.

Stock Option Activity
Stock option activity during the years ended December 31, 2016, 2015, and 2014 is as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2013	11,329,218	$7.10
Granted	2,576,292	7.60
Exercised	(485,260)	4.77		$1,629	(1)
Forfeited	(557,109)	9.65
Expired	(214,039)	10.70
Outstanding — December 31, 2014	12,649,102	7.12
Granted	2,219,587	6.04
Exercised	(456,082)	4.45		$977	(1)
Forfeited	(296,162)	8.06
Expired	(279,594)	9.05
Outstanding — December 31, 2015	13,836,851	6.97
Granted	1,435,550	5.94
Exercised	(39,010)	5.18		$50	(1)
Forfeited	(379,268)	7.21
Expired	(513,541)	7.26
Outstanding — December 31, 2016	14,340,582	$6.86	5.71	$2,848	(2)
Vested (exercisable) — December 31, 2016	11,206,200	$6.99	4.87	$2,829	(2)
Unvested (unexercisable) — December 31, 2016	3,134,382	$6.37	8.70	$19	(2)

(1)	Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

(2)
Represents the total difference between our closing stock price on the last trading day of 2016 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2016. The amount of intrinsic value will change based on the fair market value of our stock.

The following table summarizes information with respect to stock option grants as of December 31, 2016:

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.92 - 3.15	1,090,385	1.49	$2.18	1,090,385	$2.18
$3.16 - 4.95	1,422,320	3.60	4.24	1,349,320	4.24
$4.96 - 6.9	5,413,364	6.22	6.09	3,323,866	6.21
$6.91 - 8.99	4,000,514	6.62	7.78	3,038,641	7.87
$9.00 - 16.32	2,413,999	6.21	10.68	2,403,988	10.69
	14,340,582	5.71	$6.86	11,206,200	$6.99
As of December 31, 2016, there was unrecognized compensation expense of $6.6 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.24 years.
Restricted Stock Award Activity
A summary of restricted stock award activity is as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested — December 31, 2013	1,007,119	$10.09
Granted	581,194	7.52
Vested	(578,985)	10.24
Forfeited	(185,111)	9.88
Unvested — December 31, 2014	824,217	8.22
Granted	1,948,585	6.32
Vested	(364,507)	8.47
Forfeited	(234,313)	7.32
Unvested — December 31, 2015	2,173,982	6.58
Granted	1,203,675	5.93
Vested	(889,857)	6.49
Forfeited	(335,643)	6.33
Unvested — December 31, 2016	2,152,157	$6.29

	2016	2015	2014
Restricted stock expense	$6,005	$4,006	$3,830
As of December 31, 2016, there was approximately $7.8 million of unrecorded expense related to issued restricted stock awards that will be recognized over an estimated weighted average period of 2.05 years. These unvested shares are included in our reported issued and outstanding common stock as of December 31, 2016.
401(k) Plan – Stock Matching Contribution
We issued shares of common stock to our employees in connection with our 401(k) program, partially matching our employees’ annual 401(k) contributions, as summarized below:

	2016	2015	2014
Shares of common stock issued	172,650	179,865	133,734
Match contribution value*	$953	$1,124	$1,028

*
Represents our stock price on the date of the common stock issuance multiplied by the number of shares of common stock issued. The current year value is lower compared to the prior year periods due to the November and December 2016 401(k) match being made with cash instead of shares of common stock.

7. STOCKHOLDERS’ EQUITY
Authorized Stock
On December 13, 2010, we filed the Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock with the Delaware Secretary of State which authorized 1.5 million shares to be designated as Series B Junior Participating Preferred Stock. On June 13, 2011, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 100 million shares to 175 million shares. The amendment was filed with the Delaware Secretary of State on June 24, 2011. As of December 31, 2016, we also had five million shares of preferred stock authorized, of which 1.5 million shares were designated as Series B Junior Participating Preferred Stock and 2,000 shares were designated as Series E Convertible Voting Preferred Stock.
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
Series E Preferred Stock
In September 2003, we received gross cash proceeds of $20 million in exchange for the issuance of 2,000 shares of our Series E Convertible Voting Preferred Stock, convertible into four million shares of common stock. As of December 31, 2016 and 2015, 0 and 20 shares of Series E Preferred Stock were outstanding.
In June 2016, our then 20 outstanding shares of Series E convertible voting preferred stock were converted (at the election of the preferred stockholders) into an aggregate of 40,000 common shares and a $6,000 dividend in arrears was paid upon this conversion.
Common Stock Issuable
As of December 31, 2016, approximately 25.2 million shares of our common stock were issuable upon conversion, or exercise of rights granted (regardless of whether in or out-of-the-money), as summarized below:

2018 Convertible Notes	10,454,799
Exercise of issued employee stock options	14,340,582
Exercise of issued warrants	445,000
Management incentive plan restricted stock units	—
Total common shares issuable	25,240,381

Warrant Activity
We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents or consultants. Our outstanding warrants expire on varying dates through December 2020. A summary of warrant activity is as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2013	445,000	$6.39
Granted	—	—
Outstanding — December 31, 2014	445,000	$6.39
Granted	—	—
Outstanding — December 31, 2015	445,000	$6.78
Granted	—	—
Outstanding — December 31, 2016	445,000	$6.78
Exercisable — December 31, 2016	445,000	$6.78
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

During the year ended December 31, 2016, we sold and issued shares of our common stock under this December 2015 ATM Agreement, as summarized in the following table:

	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the December 2015 ATM Agreement during the year ended December 31, 2016	10,890,915	$73,869

8. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(68,512)	$(50,785)	$(45,719)
Weighted average shares—basic	72,824,070	64,882,417	64,708,163
Net loss per share—basic	$(0.94)	$(0.78)	$(0.71)
Weighted average shares—diluted	72,824,070	64,882,417	64,708,163
Net loss per share—diluted	$(0.94)	$(0.78)	$(0.71)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact would have been anti-dilutive due to net loss per share, for the years ended, as summarized below:

	Year Ended December 31,
	2016	2015	2014
2018 Convertible Notes	10,454,799	11,401,284	11,401,284
Common stock options	1,294,594	1,441,086	2,173,916
Restricted stock awards	2,147,157	2,173,615	824,217
Common stock warrants	—	9,357	120,702
Preferred stock	—	40,000	40,000
Total	13,896,550	15,065,342	14,560,119

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

9. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	December 31, 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$5,991	$—	$5,991
Money market funds	—	128,563	—	128,563
Equity securities (Note 11)	11,533	—	—	11,533
Mutual funds	—	56	—	56
Deferred compensation investments (life insurance cash surrender value)	—	11,863	—	11,863	*
	$11,533	$146,473	$—	$158,006
Liabilities:
Deferred executive compensation liability (Note 17(f))	—	8,352	—	8,352	*
Drug development liability (Note 16)	—	—	13,130	13,130
Ligand Contingent Consideration (Note 10 (b))	—	—	—	—
Talon CVR (Note 10 (a))	—	—	1,253	1,253
Corixa Liability	—	—	62	62
	$—	$8,352	$14,445	$22,797

	December 31, 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$245	$—	$245
Money market funds	—	80,116	—	80,116
Equity securities	5,189	—	—	5,189
Deferred compensation investments (life insurance cash surrender value)	—	9,181	—	9,181	*
	$5,189	$89,542	$—	$94,731
Liabilities:
Deferred executive compensation liability	—	6,458	—	6,458	*
Drug development liability	—	—	14,686	14,686
Ligand Contingent Consideration	—	—	5,227	5,227
Talon CVR	—	—	1,377	1,377
Corixa Liability	—	—	62	62
	$—	$6,458	$21,352	$27,810

* The reported value of "deferred compensation investments" is based on the cash surrender value of the life insurance policies, while the value of the "deferred executive compensation liability" is based on the market value of the underlying investment holdings.
We did not have any transfers between Levels 1 and 2 for all periods presented. The following presents a roll forward of our liabilities for which we utilize Level 3 inputs in determining period-end value. These liabilities are included on our

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Consolidated Balance Sheets within “acquisition related contingent obligations” and “drug development liability”. The basis of the various Level 2 and Level 3 valuation inputs are discussed in Note 2(xiii).
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, excluding acquisition-related contingent consideration obligations, approximate their related fair values due to their short-term nature.

	Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2014	$23,127
Deferred drug development costs	(1,099)
Ligand Contingent Consideration fair value adjustment	326
Talon CVR fair value adjustment	(1,002)
Balance at December 31, 2015	$21,352
Settlement of Ligand Contingent Consideration liability (Note 10(b))	(6,000)
Deferred drug development costs (Note 16)	(1,556)
Ligand Contingent Consideration fair value adjustment prior to settlement (Note 10(b))	773
Talon CVR fair value adjustment (Note 10(a))	(124)
Balance at December 31, 2016	$14,445	*
* This amount is comprised of the current and non-current portions of "drug development liability" and of "acquisition-related contingent obligations" on our accompanying Consolidated Balance Sheets.
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
Talon CVR Fair Value as of December 31, 2016 and December 31, 2015
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Consolidated Statements of Operations.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Fair Value of Talon CVR
December 31, 2015	$1,377
Fair value adjustment for the year ended December 31, 2016	(124)
December 31, 2016	$1,253
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
We are required to pay Ligand additional amounts up to an aggregate $60 million, upon the achievement of annual net sales thresholds (exclusive of the $6 million milestone payment triggered in March 2016, as discussed below), however, we continue to not expect to achieve these sales thresholds based on our estimated market size for this product and our projected market share. We also must pay royalties of 20% on our future net sales of EVOMELA in all territories. Our EVOMELA royalty obligation and sales-based milestones are jointly treated under GAAP as part of an "executory contract" that is connected with an at-market supply agreement for Captisol (requiring the continuing involvement of CyDex). As a result, this royalty obligation and sales-based milestones are treated as separate transactions apart from consideration for the EVOMELA rights. Our royalty expenses are reported through "cost of product sales" on our Consolidated Statement of Operations in the period of our recognized revenue for the product sale.
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
The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and therefore represent Level 3 values -

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

see Note 2(xiii)). In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand (“Ligand Contingent Consideration”) that was paid in April 2016. "EVOMELA IPR&D" of $7.7 million was reclassified to "EVOMELA" distribution rights" within "Intangible assets, net of accumulated amortization and impairment charges" in the accompanying Consolidated Balance Sheets as of December 31, 2016 (see Note 3(g)). Amortization related to this intangible asset commenced on April 1, 2016.
Ligand Contingent Consideration Fair Value as of December 31, 2016 and December 31, 2015
The fair value of the Ligand Contingent Consideration immediately prior to its payments was the full $6 million payment due upon milestone achievement. Accordingly, in the first quarter of 2016, we recorded a $0.8 million adjustment to the “change in fair value of the contingent consideration related to acquisitions” in the accompanying Consolidated Statements of Operations.

Fair Value of Ligand Contingent Consideration
December 31, 2015	$5,227
Fair value adjustment for the three months ended March 31, 2016	773
Payment to Ligand in April 2016 for FDA approval milestone achievement	(6,000)
December 31, 2016	$—

(c) Allos Acquisition
We acquired Allos Therapeutics, Inc. (“Allos”) on September 5, 2012, which was accounted for as a business combination. Our total consideration for this acquisition was cash of $205.2 million, through which we acquired FOLOTYN distribution rights. We have no contingent consideration obligations as part of this transaction.

11. OUT-LICENSE OF MARQIBO, ZEVALIN, & EVOMELA IN CHINA TERRITORY
Overview of CASI Out-License
On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, EVOMELA (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for the rights related to ZEVALIN and EVOMELA and a secured promissory note for the rights related to MARQIBO. Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues additional securities. In February 2016, July 2016, and October 2016, we acquired an additional 1.7 million, 1.1 million and 1.8 million common shares of CASI at par value, respectively, resulting in our holding of approximately 10 million common shares as of December 31, 2016.
CASI will be responsible for the development and commercialization of these three drugs, including the submission of import drug registration applications to regulatory authorities and conducting any confirmatory clinical studies in greater China. We will provide CASI with future commercial supply of the CASI Out-Licensed Products under typical market terms.
Proceeds Received in the Third Quarter of 2014
The proceeds we received, and its fair value on the CASI Out-License execution date, consisted of the following:

CASI common stock (5.4 million shares)	$8,649	(a)
CASI secured promissory note due March 17, 2018, net of fair value discount ($1.5 million face value and 0.5% annual coupon)	1,310	(b)
Total consideration received, net of fair value discount	$9,959	(c)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(a)
Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $11.5 million as of December 31, 2016 within “other assets” (rather than “marketable securities”) on our accompanying Consolidated Balance Sheets. The change in fair value of these securities is reported within “unrealized gain (loss) on available-for-sale securities” on the accompanying Consolidated Statement of Comprehensive Loss.

(b)
Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. The full balance of the promissory note was prospectively reclassified beginning December 31, 2016 to "other assets" (presented within non-current assets on the accompanying Consolidated Balance Sheets) from "other receivables" (presented within current assets) due to this note's maturity being extended to March 17, 2018.

(c)	Presented within “license fees and service revenue” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015 (see below).
In addition, CASI will be responsible for paying any royalties or milestones that we are obligated to pay to our third-party licensors resulting from the achievement of certain milestones and/or sales of CASI Out-Licensed Products, but only to the extent of the greater China portion of such royalties or milestones.
License Fee Revenue Recognized in the Second Quarter of 2015
The $9.7 million value of the upfront proceeds (undiscounted, and net of certain foreign exchange adjustments) from CASI were recognized in 2015 within “license fees and service revenue” on our accompanying Consolidated Statements of Operations. The timing of this revenue recognition corresponds with the execution of supply agreements with CASI for ZEVALIN, MARQIBO, and EVOMELA. These agreements allow CASI to procure CASI Out-Licensed Products directly from approved third parties, and in such case, do not require our future involvement for their commercial supply.
12. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES
On November 16, 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015, and $1.8 million of the $3 million payment was recognized in the same caption for the year ended December 31, 2016 on our accompanying Consolidated Statement of Operations. As of December 31, 2016, $1.3 million remains deferred and is presented within current "deferred revenue" in the accompanying Consolidated Balance Sheets. We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone, that if/when achieved, will also be reported within "license fees and service revenue".

As Mundipharma has sales of ZEVALIN kits in their territories, the remaining unrecognized portion of this
$3 million value will be reported by us within "license fees and service revenue" on an established per-unit basis. Mundipharma is required to reimburse us for our payment of royalties due to Bayer Pharma AG ("Bayer") from their ZEVALIN sales - see Note 17(b)(ii).
13. OUT-LICENSE OF ZEVALIN, FOLOTYN, BELEODAQ, AND MARQIBO IN CANADA TERRITORY
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. ("Servier") for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in our accompanying Consolidated Statement of Operations for the year ended December 31, 2016. We will also receive payments upon achievement of regulatory approval milestones, and a high single-digit royalty on their sales of these products.
14. CO-PROMOTION ARRANGEMENT WITH EAGLE PHARMACEUTICALS

On November 4, 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. ("Eagle") whereby designated members of our sales force will concurrently market up to six of Eagle's pharmaceutical products along with our products, in return for fixed monthly payments over the initial 18 month contract term beginning January 1, 2016 through June 30, 2017, aggregating $12.8 million (the "Eagle Agreement"). We are also eligible to receive milestone payments of up to $5 million for sales made in 2016 that exceed certain thresholds, and up to $4 million for sales made in the first half 2017 that exceed certain thresholds. In addition, for performance above such sales levels in 2016, and in the first half of 2017, we are eligible to receive variable-based payments in the high single-digits on incremental sales of Eagle's products above these established threshold levels.
The fixed payments received by us, as well as reimbursable costs for certain marketing activities that we coordinate with third parties on Eagle's behalf, are recognized within "license fees and service revenue" on our accompanying Consolidated Statement of Operations. This amount was $9.1 million for the year ended December 31, 2016. Any variable payments due to us will be recognized in the period earned and reported within the same revenue caption.
An allocation of our sales personnel costs that are dedicated to Eagle sales activities are reported within "cost of service revenue" on our accompanying Consolidated Statement of Operations, as are reimbursable costs for Eagle marketing activities. These were an aggregate $7.9 million for the year ended December 31, 2016.
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
15. CONVERTIBLE SENIOR NOTES
Overview
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (equaling 120,000 notes, denominated in $1,000 principal units) due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal unit, equating to 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price is subject to adjustment under certain limited circumstances. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.
The sale of the 2018 Convertible Notes closed on December 23, 2013 and our net proceeds were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these net proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Note Hedge”). We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Consolidated Balance Sheets. Under applicable GAAP, the Note Hedge transaction has not been (and is not expected to be) marked-to-market through earnings or comprehensive income.
Open Market Purchases of 2018 Convertible Notes and Conversion Hedge Unwind
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10 million principal value) for $9.0 million. We recognized an aggregate loss of $25,000 on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which is included in "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of December 31, 2016, $110 million in principal of our 2018 Convertible Notes are outstanding.
We concurrently unwound a portion of our previously sold warrants and previously purchased call options that were part of our "conversion hedge" (as discussed below) for aggregate net proceeds of $21,000, with a corresponding net increase to "additional paid-in capital" on the December 31, 2016 Consolidated Balance Sheets.
Conversion Hedge
We entered into Note Hedge transactions in December 2013 to reduce the potential dilution to our stockholders and/or offset any cash payments that we are required to make in excess of the principal amount, upon conversion of the 2018

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Convertible Notes (in the event that the market price of our common stock is greater than the conversion price). The strike price of the “bought call” is equal to the conversion price and conversion rate of the 2018 Convertible Notes, then matching the 11.4 million common shares the 2018 Convertible Notes may be converted into. The strike price of our “sold warrant” is $14.03 per share of our common stock, and is also for 11.4 million common shares.
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
As of December 31, 2016, the 2018 Convertible Notes are not eligible to be converted into common stock as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of common stock, or a combination of cash and shares of common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the principal amount of $110 million in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of December 31, 2016 and 2015, is summarized as follows:

	Year Ended December 31,
	2016	2015
Principal amount	$110,037	$120,000
(Less): Unamortized debt discount (amortized through December 2018)	(11,646)	(18,452)
(Less): Debt issuance costs (see Note 3(e))	(1,348)	(2,171)
Carrying value	$97,043	$99,377

As of December 31, 2016 and December 31, 2015, the estimated aggregate fair value of the 2018 Notes is $101.8 million and $105.1 million, respectively. These fair value estimates are less than the respective outstanding principal amounts as of each date, largely since the conversion feature of the 2018 Notes was, and remains, out-of-the money. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Consolidated Statements of Operations for the 2018 Convertible Notes for the years ended December 31, 2016 and 2015:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2016	2015	2014
Contractual coupon interest expense	$3,288	$3,300	$3,300
Amortization of debt issuance costs	696	662	599
Accretion of debt discount	5,710	5,250	4,818
Total	$9,694	$9,212	$8,717
Effective interest rate	8.65%	8.66%	8.66%

16. FOLOTYN AGREEMENT AND DRUG DEVELOPMENT LIABILITY
As the result of our acquisition of Allos Therapeutics, Inc. on September 5, 2012 (through which we obtained in-license rights for FOLOTYN), we assumed its FOLOTYN development obligations under an active strategic collaboration agreement with a third-party, Mundipharma (the “Mundipharma Collaboration Agreement”). Under the Mundipharma Collaboration Agreement, we retained full commercialization rights for FOLOTYN in the U.S. and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world (the “Mundipharma Territories”).
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

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2015	$259	$14,427	$14,686
Transfer from long-term to current in 2016	2,158	(2,158)	—
(Less): Expenses incurred in 2016	(1,556)	—	(1,556)
Balance at December 31, 2016	$861	$12,269	$13,130

17. COMMITMENTS AND CONTINGENCIES
(a) Facility Leases
We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2019. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019, in addition to several other administrative office leases. Each lease agreement contains scheduled rent increases which are accounted for on a straight-line basis. Our total rental expense in 2016, 2015, and 2014 was $1.5 million, $1.7 million, and $1.9 million, respectively.
Our future minimum lease payments are as follows:

Year ending December 31,	Operating Lease Minimum Payments
2017	$1,172
2018	1,209
2019	460
2020	—
2021	—
$2,841
(b) In/Out Licensing Agreements and Co-Development Arrangements
The in-license agreements for our commercialized and development-stage drug products provide us with territory-specific rights to their manufacture and distribution (including further sub-licensing/out-licensing rights). We are generally responsible for all related clinical development costs, patent filings and maintenance costs, marketing costs, and liability insurance costs. We are also obligated to make specified milestone payments to our licensors upon the achievement of certain regulatory and sales milestones, and to pay royalties based on our net sales of all in-licensed products. We also enter into out-license agreements for territory-specific rights to our drug products which include one or more of: upfront license fees, royalties from our licensees’ sales, and/or milestone receipts from our licensees’ sales or regulatory achievements. For certain development-stage drug products, we may enter into cost-sharing arrangements with our licensees and licensors.
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
In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5.0 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(ii) ZEVALIN Ex-U.S.: In-License and Asset Purchase Agreement with Bayer Pharma
In April 2012, through our wholly-owned subsidiary, Spectrum Pharmaceuticals Cayman, L.P., we completed a €19 million acquisition of licensing rights to market ZEVALIN outside of the U.S. from Bayer. ZEVALIN is currently approved in approximately 40 countries outside the U.S. for the treatment of B-cell NHL, including countries in Europe, Latin America, and Asia.
Our ex-U.S. net sales-based royalty to Bayer ranges between the single digits to mid-teens. We amended the agreement in February 2016, which provides that our applicable royalty on net sales to Bayer would be adjusted to a tiered rate (from the current single-digits to 20% rate) in such countries that we elect to sublicense these rights. The term of the agreement, as amended, continues until the expiration of the last-to-expire patent covering the sale of a licensed product in the relevant country, or 15 years from the date of first commercial sale of the licensed product in such country, whichever is longer.
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s
Effective June 27, 2014, we executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), for the distribution rights of ZEVALIN within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. On December 17, 2014, upon the execution of a supply agreement, an upfront and non-refundable receipt of $0.5 million was triggered and paid to us in February 2015. The recognition of the applicable portion of this upfront receipt is reported on a straight line basis, within “license fees and service revenue” on the Consolidated Statements of Operations over a 10-year term through December 2024. Additionally, sales and regulatory milestones (aggregating $3 million) are due to us when achieved by Dr. Reddy’s, as well as a 20% royalty on net sales of ZEVALIN in India.
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
On November 16, 2015, we entered into an out-license agreement with Mundipharma for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015, and $1.8 million payment was recognized in the same caption for the year ended December 31, 2016. As of December 31, 2016, $1.3 million remains deferred and is presented within current "deferred revenue" in the accompanying Consolidated Balance Sheets.
As Mundipharma has sales of ZEVALIN kits in their territories, the remaining unrecognized portion of this $3 million value will be recognized by us in subsequent periods within "license fees and service revenue" on an established per-unit basis. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from their net sales of ZEVALIN (see Note 17(b)(ii)). We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone that, upon achievement, will also be reported within "license fees and service revenue".
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
(vi) FOLOTYN: In-License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute
In December 2002, Allos entered into the FOLOTYN License Agreement with Sloan-Kettering Institute for Cancer Research, SRI International, and Southern Research Institute. As a result of Allos becoming our wholly owned subsidiary in September 2012, we are bound by the FOLOTYN License Agreement under which we obtained exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN and its uses. Under the terms of the FOLOTYN License Agreement, we are required to fund all development programs and have sole responsibility for all commercialization activities. In addition, we pay graduated royalties to our licensors based on our worldwide annual net sales of FOLOTYN (including our sub-licensees). These royalties are 8% of annual worldwide net sales up to $150 million; 9% of annual worldwide net sales of $150 million through $300 million; and 11% of annual worldwide net sales in excess of $300 million.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(vii) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to EVOMELA from Ligand (see Note 10(b)) and assumed responsibility for EVOMELA's ongoing clinical and regulatory development program. We filed a New Drug Application ("NDA") with the FDA in December 2015 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. On March 10, 2016, the FDA communicated its approval of our NDA for EVOMELA. In connection with this FDA approval, we made a $6 million milestone payment to Ligand in April 2016. The distribution rights for EVOMELA are within "intangible assets, net of accumulated amortization and impairment charges" (see Note 3(g)) and is included within our accompanying Consolidated Balance Sheets as of December 31, 2016.
We are required to pay Ligand amounts of up to $60 million (exclusive of the $6.0 million milestone paid in April 2016), upon the achievement of specified net sales thresholds. We also pay royalties of 20% on our net sales of licensed products in all territories.
(viii) MARQIBO: Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration Agreement
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 10(a)). As part of this acquisition, the former Talon stockholders have contingent financial rights that we have valued and presented on our accompanying Consolidated Balance Sheets as a $1.3 million and $1.4 million liability within “acquisition-related contingent obligations” as of December 31, 2016 and December 31, 2015, respectively. The maximum payout value of the contingent financial rights is $195 million, assuming all sales and regulatory approval milestones are achieved.
(ix) QAPZOLA: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for QAPZOLA. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). In October 2008, pursuant to a letter agreement with NDDO Research Foundation (“NDDO”), we agreed to pay NDDO the following in relation to QAPZOLA milestones: (a) upon FDA acceptance of the NDA, the issuance of 25,000 of our common shares (which occurred in March 2016); the $0.1 million value of these shares is included in "research and development" expense for the year ended December 31, 2016, and (b) upon FDA approval of the drug, a one-time payment of $0.3 million.
In January 2013, we entered into a second amendment to the license, development, supply, and distribution agreement with Allergan to amend the agreement and reacquire the rights originally licensed to Allergan in the U.S., Europe, and other territories in exchange for a tiered single-digit royalty on net sales of certain products containing QAPZOLA, and relieved Allergan of its development and commercialization obligations.
(x) QAPZOLA: Collaboration Agreement with Nippon Kayaku Co. LTD.
In November 2009, we entered into a collaboration agreement with Nippon Kayaku Co., LTD. (“Nippon Kayaku”) for the development and commercialization of QAPZOLA in Asia, except North and South Korea (the “Nippon Kayaku Territory”). In addition, Nippon Kayaku received exclusive rights to QAPZOLA for the treatment of NMIBC in Asia (other than North and South Korea), including Japan and China. Nippon Kayaku will conduct QAPZOLA clinical trials in the Nippon Kayaku Territory pursuant to a development plan. Further, Nippon Kayaku will be responsible for all expenses relating to the development and commercialization of QAPZOLA in the Nippon Kayaku Territory.
Under the terms of this agreement, Nippon Kayaku paid us an upfront fee of $15 million (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). Nippon Kayaku is also obligated to make additional payments to us based on the achievement of certain development, regulatory, and commercialization milestones. Under the terms of the agreement, we are entitled to payment of $10 million and $126 million upon achievement of certain regulatory and commercialization milestones, respectively. Also, Nippon Kayaku has agreed to pay us royalties based on a percentage of net sales of the subject products in the defined territory in the mid-teen digits.
(xi) BELEODAQ: In-License and Collaboration Agreement with Onxeo
In February 2010, we entered into an in-license and collaboration agreement with TopoTarget A/S (now Onxeo DK) (“Onxeo”), as amended in October 2013, for the development and commercialization of BELEODAQ for a $30 million upfront

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

payment plus certain potential additional payments described below. The agreement provides that we have the exclusive right to manufacture, develop, and commercialize BELEODAQ in North America and India, with an option for China.
Under continuing terms, all development, including studies, will be conducted under a joint development plan, which we will fund 70% of such costs, and Onxeo will fund 30%. We have final decision-making authority for all developmental activities in North America and India (and China upon exercise of its option). Onxeo has final decision-making authority for all developmental activities in all other jurisdictions. In February 2014, upon FDA acceptance of our NDA, we issued one million shares of our common stock, and made a $10 million milestone payment to Onxeo. The aggregate payout value of this first milestone at achievement was $17.8 million, and was recognized within “research and development” expense in the accompanying Consolidated Statements of Operations in the first quarter of 2014.
In July 2014, we received approval from the FDA for BELEODAQ’s use for injection and treatment of relapsed or refractory peripheral T-cell lymphoma ("PTCL"). As a result, we paid a second milestone payment to Onxeo of $25 million in November 2014, which we capitalized as an amortizable intangible asset (see Note 3(g)). Other potential milestone payments due upon BELEODAQ regulatory achievements and sales thresholds (aggregating $278 million) are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.
We pay Onxeo royalties in the mid-teen digits based on our net sales of BELEODAQ. The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory.
(xii) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Co. Ltd
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co. Ltd., or Hanmi, for ROLONTIS, formerly known as “LAPS-G-CSF" or "SPI-2012”, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan. We have worldwide rights for ROLONTIS, except for Korea, China, and Japan. In the first quarter of 2016, we accrued a milestone payment of $1.9 million (as quantified under GAAP) related to Hanmi, based on initial patient dosing in January 2016 as part of our Phase 3 study. On April 26, 2016, we (i) issued 318,750 of our common shares to Hanmi for $2.3 million, and (ii) remitted a $0.4 million payment to the Internal Revenue Service (IRS) on their behalf for related tax obligations. This aggregate $2.7 million value was recognized within "research and development" expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. We will also be responsible for milestones relating to regulatory approvals and sales thresholds (aggregating $238 million), which are not included within “total liabilities” in our accompanying Consolidated Balance Sheets. We will pay Hanmi royalties in the mid-teen digits on our net sales of ROLONTIS.
(xiii) POZIOTINIB: In-License Agreement with Hanmi
In February 2015, we executed an in-license agreement with Hanmi for POZIOTINIB, a pan-HER inhibitor in Phase 2 clinical trials, requiring our upfront payment for these rights. This drug has shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal, and lung cancers.
Under the terms of this agreement, we received the exclusive rights to commercialize POZIOTINIB, excluding Korea and China. Hanmi, and its development partners, will bear full responsibility for the on-going Phase 2 trials in Korea. We will bear full financial responsibility for all other clinical studies. We will pay Hanmi future regulatory and sales-dependent milestone payments (aggregating $358 million), which are not included within “total liabilities” in our accompanying Consolidated Balance Sheets. We will pay Hanmi royalties in the low to mid-teen digits on our net sales of POZIOTINIB.
(xiv) ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO: Out-License Agreement with Servier in Canada
In January 2016, we entered into a strategic partnership with Servier for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO for the territory of Canada. We received an aggregate $6 million of upfront proceeds in the first quarter of 2016, which is recognized within "license fees and service revenue" in our accompanying Consolidated Statements of Operations for the year ended December 31, 2016. We will also receive development milestone payments upon the achievement of such regulatory milestones, and a high single-digit royalty on their sales of these products.
(c) Service Agreements

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

In connection with the research and development of our drug products, we have entered into contracts with numerous third party service providers, such as radio-pharmacies, distributors, clinical trial centers, clinical research organizations, data monitoring centers, and with drug formulation, development, and testing laboratories. The financial terms of these agreements are varied and generally obligate us to pay in stages, depending on achievement of certain events specified in the agreements, such as contract execution, reservation of service or production capacity, actual performance of service, or the successful accrual and dosing of patients.
At each period end, we accrue for all services received, with such accruals based on factors such as estimates of work performed, patient enrollment, completion of patient studies, and other events. Should we decide to discontinue and/or slow-down the work on any project, the associated costs for those projects would be limited to the extent of the work completed. Generally, we are able to terminate these contracts due to the discontinuance of the related project(s) and thus avoid paying for the services that have not yet been rendered.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At December 31, 2016 and December 31, 2015, this DC Plan liability was $8.4 million and $6.5 million, respectively, and is included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets.
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
ANDA Litigation

On June 3, 2016, the U.S. Court of Appeals for the District of Columbia affirmed judgment in favor of the FDA et. al in an action we brought April 27, 2015 seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz’s ANDA of FUSILEV. On June 9, 2016 and June 22, 2016, respectively, judgment was entered in favor of additional parties who had filed separate ANDAs to manufacture generic versions of FUSILEV. On June 19, 2014, we filed a lawsuit against five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN. We reached confidential settlement agreements with each defendant and the FOLOTYN litigation has been dismissed as of August 17, 2016. As a result of the settlements, the defendants will be permitted to market a

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

generic version of FOLOTYN in the United States commencing on November 15, 2022 or earlier under certain circumstances. All costs pertaining to these matters (incurred and accrued) have been recognized within "selling, general and administrative" expenses on the accompanying Consolidated Statements of Operations for all periods presented.
Stockholder Litigation

John Perry v. Spectrum Pharmaceuticals, Inc. et al. (Filed March 14, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00433-LDG-CWH). This consolidated class action raises substantially identical claims and allegations against defendants Spectrum Pharmaceuticals, Inc., Dr. Rajesh C. Shrotriya, Brett L. Scott, and Joseph Kenneth Keller. The alleged class period is August 8, 2012 to March 12, 2013. The lawsuits allege a violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and control person liability, as a violation of Section 20(b) of the Securities Exchange Act of 1934, against the individual defendants. The claims purportedly stem from our March 12, 2013 press release, which announced an anticipated change in ordering patterns of FUSILEV. On October 27, 2015, we reached a $7 million settlement in principle with the lead plaintiff (which involved our insurance carrier, as the reimbursing party in full). On June 13, 2016, the Court entered an order granting final approval of the settlement, a portion of which has been paid as of December 31, 2016, while the remainder is subject to the on-going claims administrative process.

Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL). These consolidated federal derivative actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints generally allege breaches of fiduciary duty based on conduct relating to a March 12, 2013 press release concerning sales of Spectrum's product FUSILEV. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier, and would be subject to preliminary and final court approval. We have estimated and accrued for this settlement within "selling, general and administrative expenses" in our accompanying Consolidated Statements of Operations for the year ended December 31, 2016, and within "other accrued liabilities" in our accompanying Consolidated Balance Sheets as of December 31, 2016.
Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial District Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the “State Derivative Actions”). These consolidated state derivative actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers and are substantially similar to the consolidated federal derivative actions (described in the paragraph above). These actions are stayed. Settlement discussions are ongoing, and accordingly, no agreement has yet been reached to resolve these derivative complaints. If a settlement were reached, we believe it would be reimbursable by our insurance carrier, and would be subject to preliminary and final court approval. We have estimated and accrued for this settlement within "selling, general and administrative expenses" in our accompanying Consolidated Statements of Operations for the year ended December 31, 2016, and within "other accrued liabilities" in our accompanying Consolidated Balance Sheets as of December 31, 2016.
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the "Ayeni Action") and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the "Hartsock Action"). On November 15, 2016, the Ayeni Action was transferred to the United States District Court, District Court of Nevada. The parties have stipulated to a consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our NDA to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. The value of a potential settlement cannot be reasonably estimated given its highly uncertain nature as of December 31, 2016.
Wells v. Rajesh C. Shrotriya, et al. (Filed February 23, 2017, in the United States District Court for the District of Delaware;  Case No. 1:17-cv-00191-UNA). A shareholder filed a derivative complaint purportedly on behalf of nominal plaintiff Spectrum against certain current and former directors and executive officers.  The complaint is related to the same

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

underlying factual allegations as the Ayeni Action and the Hartsock Action described above, and generally alleges claims for breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Section 14(A) of the Securities Exchange Act of 1934.  The plaintiff seeks declaratory relief and damages. We believe that these claims are without merit, and intend to vigorously defend against these claims. The value of a potential settlement cannot be reasonably estimated given its highly uncertain nature as of December 31, 2016.

18. INCOME TAXES
The components of loss before provision for income taxes are as follows:

	For the Years Ended December 31,
	2016	2015	2014
United States	$(68,718)	$(56,554)	$(37,327)
Foreign	(2,107)	6,175	(6,205)
Total	$(70,825)	$(50,379)	$(43,532)

The (benefit) provision for income taxes consist of the following:

	For the Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(2,001)	$113	$1,529
State	(216)	5	126
Foreign	8	148	29
	$(2,209)	$266	$1,684
Deferred:
Federal	(93)	114	495
State	(11)	26	7
Foreign	—	—	—
	(104)	140	502
Total income tax (benefit) provision	$(2,313)	$406	$2,186
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
The income tax (benefit) provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	2016	2015	2014
Tax provision computed at the federal statutory rate	$(24,777)	$(17,619)	$(15,236)
State tax, net of federal benefit	(261)	232	66
Research credits	(3,232)	(2,974)	(2,134)
Change in tax credit carryforwards	11,042	(4,965)	—
Transaction costs	—	—	(11)
Officers compensation	1,159	1,577	1,895
Stock based compensation	556	535	299
Permanent items and other	12	(487)	21,742
Domestic manufacturing deduction	—	—	(630)
Tax differential on foreign earnings	15	1,435	1,570
Change in tax rate	(744)	(903)	(519)
Valuation allowance	13,917	23,575	(4,856)
Income tax (benefit) provision	$(2,313)	$406	$2,186
The Protecting Americans from Tax Hikes Act of 2015, which President Obama signed into law on December 18, 2015, reinstated the research and development credit for 2015 and included a permanent extension of the research credit under Section 41. We recorded a $0.4 million benefit, before impact of valuation allowance, related to the research and development credit in 2016 and 2015, respectively.
Significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015 are presented below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets no longer meets the “more-likely-than-not” threshold under GAAP.

	2016	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$57,404	$41,251	$40,505
Research credits	11,480	22,082	9,045
Stock based compensation	5,546	4,828	3,703
Deferred revenue	1,380	2,280	1,893
Development costs	7,180	5,504	5,950
Returns and allowances	2,178	1,363	4,161
Other, net	10,530	9,887	9,082
Total deferred tax assets before valuation allowance	95,698	87,195	74,339
Valuation allowance	(84,822)	(71,815)	(45,983)
Total deferred tax assets	10,876	15,380	28,356
Deferred tax liabilities:
Basis difference in debt	(447)	(713)	(907)
Depreciation and amortization differences	(17,104)	(21,446)	(34,088)
Net deferred tax liabilities	$(6,675)	$(6,779)	$(6,639)
At December 31, 2016, 2015, and 2014, we recorded a valuation allowance of $84.8 million, $71.8 million and 46.0 million, respectively. The valuation allowance increased by $13.0 million and $25.8 million, during 2016 and 2015, respectively and decreased by $3.6 million during 2014. The increase in the valuation allowance in 2016 and 2015 was due to an increase in net operating loss carryforwards from operating losses and the reversal of deferred tax liabilities from the financial statement amortization of intangible assets which have no basis. The decrease in the valuation allowance in 2014 was due to the write down of Talon acquired deferred tax assets that would never be realized as a result of limitations under section 382 of the Internal Revenue Code.
At December 31, 2016, we had federal and state net operating loss carryforwards of approximately $157.1 million and $91.6 million, respectively. We have approximately $7.5 million of foreign loss carryforwards that will begin to expire in 2022.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

The federal and state loss carry forwards will begin to expire in 2018 and 2017, respectively, unless previously utilized. At December 31, 2016, we had federal and state tax credits of approximately $11.6 million and $3.8 million, respectively. The federal tax credit carryovers begin to expire in 2027 unless previously utilized. The state research and development credit carryforwards have an indefinite carryover period.
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
The following tabular reconciliation summarizes activity related to unrecognized tax benefits:

	2016	2015	2014
Balance at beginning of year	$4,498	$1,944	$2,212
Adjustments related to prior year tax positions	(1,638)	1,318	(915)
Increases related to current year tax positions	411	1,236	647
Decreases due to settlements	—	—	—
Decreases related to prior year tax positions	—	—	—
Balance at end of year	$3,271	$4,498	$1,944
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
Approximately $0.7 million, $0.7 million, and $0.7 million of the total unrecognized tax benefits as of December 31, 2016, 2015, and 2014, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.
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
As of December 31, 2016, we had cumulative excess benefits related to share based compensation of $2.7 million which have not been reflected as a deferred tax asset.  Under current accounting guidance, the excess benefits when realized would increase additional paid in capital.  As a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017 the excess benefits will be reclassified to our net operating loss carryover resulting in an increase in our deferred tax assets and valuation allowance of $2.7 million.
19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data (unaudited) for the year ended December 31, 2016 and 2015 is presented below:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 31
2016
Total revenues	$43,866	$33,949	$33,393	$35,236
Operating loss	$(6,283)	$(22,081)	$(15,996)	$(17,269)
Net loss	$(9,321)	$(24,295)	$(17,455)	$(17,442)
Net loss per share, basic and diluted	$(0.14)	$(0.35)	$(0.22)	$(0.22)
2015
Total revenues	$38,618	$44,982	$28,627	$50,329
Operating loss	$(21,661)	$(34)	$(16,074)	$(2,963)
Net loss	$(25,562)	$(2,346)	$(18,724)	$(4,153)
Net loss per share, basic and diluted	$(0.39)	$(0.04)	$(0.28)	$(0.07)
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
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. This process includes those policies and procedures (i) that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) that receipts and expenditures are being made only in accordance with authorizations of our management and directors; (iii) that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements; and (iv) that provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework) (“2013 COSO”).
Based on our management’s assessment, we have concluded that as of December 31, 2016, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting. Deloitte & Touche LLP’s report appears within Item 9A in this Annual Report on Form 10-K and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
(b) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Spectrum Pharmaceuticals, Inc.
Henderson, Nevada

We have audited the internal control over financial reporting of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 14, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 14, 2017

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from our definitive proxy statement related to our 2016 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before May 1, 2017.

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

Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference from the Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Notes to the Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015, and 2014
(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014

		Additions (Reductions)
Description	Balance at Beginning of Period	Additions (Recovery) to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
December 31, 2016
Allowance for doubtful accounts	$120	$57	$—	$(89)	$88
December 31, 2015
Allowance for doubtful accounts	$120	$—	$—	$—	$120
December 31, 2014
Allowance for doubtful accounts	$206	$(85)	$—	$(1)	$120

(1)	Deductions represent the actual write-off of accounts receivable balances.

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

2.4
Agreement and Plan of Merger, dated April 4, 2012, by and among Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement. (Filed as Exhibits 2.1, 2.2 and 2.3, respectively, to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.)

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

4.1
Rights Agreement, dated December 13, 2010, between Spectrum Pharmaceuticals, Inc. and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan. (Filed as Exhibit 4.1 to Form 8-K, No. 000-28782, as filed with the Securities and Exchange Commission on December 13, 2010, and incorporated herein by reference.)

4.2
Registration Rights and Stockholder Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 4.2 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

4.3
Indenture, dated December 23, 2013, by and between Spectrum Pharmaceuticals, Inc. and Wilmington Trust, National Association. (Filed as Exhibit 4.1 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

4.4
Form of Note for Spectrum Pharmaceuticals, Inc.’s 2.75% Convertible Senior Notes due 2018. (Filed as Exhibit 4.2 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.1
Sublease Agreement, dated December 2, 2010, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation. (Filed as Exhibit 10.1 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

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

10.4
Industrial Lease Agreement, dated January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.11 to Form 10-KSB, No. 000-28782, as filed with the Securities and Exchange Commission on March 31, 1997, and incorporated herein by reference.)

10.5
First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.1 to Form 10-Q, No. 000-28782, as filed with the Securities and Exchange Commission on May 17, 2004, and incorporated herein by reference.)

10.6
Second Amendment, dated March 7, 2006, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.6 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

10.7
Third Amendment, dated February 12, 2006, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.7 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

10.8
Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.29 to Form 10-K, No. 000-28782, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.9
Fifth Amendment, dated November 21, 2013, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.9 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

10.10
Sixth Amendment, dated January 31, 2014, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company. (Filed as Exhibit 10.10 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 12, 2014, and incorporated herein by reference.)

10.11
Lease Agreement, dated April 7, 2014, by and between Spectrum Pharmaceuticals, Inc. and 11500 South Eastern Avenue, LLC. (Filed as Exhibit 10.1 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on August 8, 2014 and incorporated herein by reference.)

10.12
Preferred Stock and Warrant Purchase Agreement, dated September 26, 2003, by and among Spectrum Pharmaceuticals, Inc. and the purchasers listed on Schedule 1 attached thereto. (Filed as Exhibit 10.1 to Form 8-K, No. 000-28782, as filed with the Securities and Exchange Commission on September 30, 2003, and incorporated herein by reference.)

10.13*
Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, No. 000-28782, as filed with the Securities and Exchange Commission on December 17, 2004, and incorporated herein by reference.)

10.14*
Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.5 to Form 10-Q, No. 000-28782, as filed with the Securities and Exchange Commission on May 10, 2005, and incorporated herein by reference.)

10.15*
2003 Amended and Restated Incentive Award Plan. (Filed as Exhibit 10.1 to Form 8-K, No. 000-28782, as filed with the Securities and Exchange Commission on July 2, 2009, and incorporated herein by reference.)

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

10.19*
Executive Employment Agreement entered into June 20, 2008 and effective as of January 2, 2008 by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shotriya. (Filed as Exhibit 10.1 to Form 8-K, No. 000-28782, as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.)

10.20*
First Amendment to Executive Employment Agreement, dated April 17, 2014, by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya. (Filed as Exhibit 10.2 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on August 8, 2014 and incorporated herein by reference).

10.21*
Form of Change in Control Severance Agreement. (Filed as Exhibit 10.1 to Form 8-K, No. 001-35006 as filed with the Securities and Exchange Commission on March 31, 2014, and incorporated herein by reference.)

10.22*
First Amendment to Change in Control Severance Agreement, dated February 18, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon. (Filed as Exhibit 10.22 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016 and incorporated herein by reference.)

10.23*
Second Amendment to Change in Control Severance Agreement, dated August 6, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon. (Filed as Exhibit 10.2 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on August 7, 2015, and incorporated herein by reference.)

10.24*
Form of Indemnity Agreement of Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.32 to Form 10-K, No. 000-28782, as filed with the Securities and Exchange Commission on March 31, 2009, and incorporated herein by reference.)

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

10.27*
Term Sheet for 2009 Incentive Award Plan Stock Option Award. (Filed as Exhibit 10.8 to Form 10-Q, No. 000-28782, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.28*
Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012). (Filed as Exhibit 10.2 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.29*
Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award. (Filed as Exhibit 10.10 to Form 10-Q, No. 000-28782, as filed with the Securities and Exchange Commission on August 13, 2009, and incorporated herein by reference.)

10.30*
Amendment No. 1 to 2009 Incentive Award Plan. (Filed as Exhibit 10.2 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on November 6, 2015, and incorporated herein by reference.)

10.31#
License and Collaboration Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 10.37 to Form 10-K, No. 000-28782, as filed with the Securities and Exchange Commission on April 5, 2010, and incorporated herein by reference.)

10.32#
Amendment to License and Collaboration Agreement, dated October 3, 2013, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S. (Filed as Exhibit 99.1 to Form 8-K/A, No. 001-35006, as filed with the Securities and Exchange Commission on November 18, 2013, and incorporated herein by reference.)

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

10.34#
Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.13.1 to Allos Therapeutics, Inc.’s Form 10-K, No. 000-29815, as filed with the Securities and Exchange Commission on March 1, 2010, and incorporated herein by reference.)

10.35#
Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute. (Filed as Exhibit 10.3 to Allos Therapeutics, Inc.’s Form 10-Q, No. 000-29815, as filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.)

10.36#
Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited (Filed as Exhibit 10.1 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on August 9, 2013, and incorporated herein by reference.)

10.37#
First Amendment to Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2015, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited. (Filed as Exhibit 10.1 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on August 7, 2015, and incorporated herein by reference.)

10.38#
Amended and Restated Supply Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company (Filed as Exhibit 10.2 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on August 9, 2013, and incorporated herein by reference.)

10.39
License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.8 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.40
License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc. (Filed as Exhibit 10.9 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.41#
Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited. (Filed as Exhibit 10.11 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.42#
Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline. (Filed as Exhibit 10.12 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.43
Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc. (Filed as Exhibit 10.35 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 10, 2011, and incorporated herein by reference.)

10.44#
Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of Spectrum Pharmaceuticals, Inc.. (Filed as Exhibit 10.14 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.45
License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.16 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.46
First Amendment to License Agreement, dated June 20, 2014, by and between Spectrum Pharmaceuticals, Inc. and Merck Eprova AG. (Filed as Exhibit 99.1 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on June 26, 2014, and incorporated herein by reference).

10.47
Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc. (Filed as Exhibit 10.17 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on November 9, 2012, and incorporated herein by reference.)

10.48#
License Agreement, dated March 8, 2013, by and between Spectrum Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc. (Filed as Exhibit 10.1 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on May 9, 2013, and incorporated herein by reference.)

10.49
Purchase Agreement, dated December 17, 2013, by and among Spectrum Pharmaceuticals, Inc., Jefferies LLC and RBC Capital Markets, LLC. (Filed as Exhibit 10.1 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.50
Base Call Option Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.2 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.51
Base Warrant Transaction Confirmation, dated December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.3 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.52
Additional Call Option Transaction Confirmation, dated December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.4 to Form 8-K, No. 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.53
Additional Warrant Transaction Confirmation, dated December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada. (Filed as Exhibit 10.5 to Form 8-K, 001-35006, as filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.)

10.54#
Co-Promotion Agreement, dated November 4, 2015, by and between Eagle Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated November 4, 2015. (Filed as Exhibit 10.54 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

10.55#
License and Asset Purchase Agreement, dated November 16, 2015, by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma International Corporation Limited, dated November 16, 2015. (Filed as Exhibit 10.55 to Form 10-K/A, No. 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

10.56#
Supply Agreement, dated November 16, 2015, by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma Medical Company, dated November 16, 2015. (Filed as Exhibit 10.56 to Form 10-K, No. 001-35006, as filed with the Securities and Exchange Commission on March 14, 2016, and incorporated herein by reference.)

10.57
At Market Issuance Sales Agreement dated December 23, 2015, by and among Spectrum Pharmaceuticals, Inc., FBR Capital Markets & Co., MLV & Co. LLC and H.C. Wainwright & Co., LLC. (Filed as Exhibit 1.2 to Form S-3, Reg. No. 333-208760, as filed with the Securities and Exchange Commission on December 23, 2015, and incorporated herein by reference.)

10.58#
Amendment to License and Asset Purchase Agreement, dated February 29, 2016, by and between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG. (Filed as Exhibit 2.1 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on May 6, 2016, and incorporated herein by reference.)

10.59#
License Agreement dated March 8, 2013, by and between Spectrum Pharmaceuticals, Inc. and Cydex Pharmaceuticals, Inc. (Filed as Exhibit 10.1 to Form 10-Q, No. 001-35006, as filed with the Securities and Exchange Commission on August 9, 2016, and incorporated herein by reference.)

21.1+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

24.1+	Power of Attorney (included in the signature page)

31.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.
# Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

+	Filed herewith.