Form 10-Q
period 2017-03-31
SPECTRUM PHARMACEUTICALS INC
filed 2017-05-04
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2017, 80,412,251 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017
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

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$137,196	$158,222
Marketable securities	247	247
Accounts receivable, net of allowance for doubtful accounts of $88, respectively	39,488	39,782
Other receivables	5,948	5,754
Inventories	10,388	8,715
Prepaid expenses and other assets	3,726	3,930
Total current assets	196,993	216,650
Property and equipment, net of accumulated depreciation	493	449
Intangible assets, net of accumulated amortization and impairment charges	157,419	164,234
Goodwill	17,917	17,886
Other assets	30,684	29,549
Total assets	$403,506	$428,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$48,228	$52,483
Accrued payroll and benefits	5,174	8,981
Deferred revenue	2,922	3,188
Drug development liability	861	861
Total current liabilities	57,185	65,513
Drug development liability, less current portion	11,910	12,269
Deferred revenue, less current portion	316	323
Acquisition-related contingent obligations, less current portion	1,512	1,315
Deferred tax liabilities	6,749	6,675
Other long-term liabilities	9,874	9,604
Convertible senior notes	98,590	97,043
Total liabilities	186,136	192,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 80,423,844 and 80,466,735 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	80	80
Additional paid-in capital	642,518	640,166
Accumulated other comprehensive income (loss)	380	(1,579)
Accumulated deficit	(425,608)	(402,641)
Total stockholders’ equity	217,370	236,026
Total liabilities and stockholders’ equity	$403,506	$428,768

See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product sales, net	$25,845	$35,241
License fees and service revenue	3,256	8,625
Total revenues	$29,101	$43,866
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	8,135	5,604
Cost of service revenue	2,103	1,282
Selling, general and administrative	18,607	21,962
Research and development	14,696	15,462
Amortization and impairment charges of intangible assets	6,889	5,839
Total operating costs and expenses	50,430	50,149
Loss from operations	(21,329)	(6,283)
Other (expense) income:
Interest expense, net	(2,052)	(2,340)
Change in fair value of contingent consideration related to acquisitions	(197)	(1,042)
Other income, net	410	278
Total other expenses	(1,839)	(3,104)
Loss before income taxes	(23,168)	(9,387)
Benefit for income taxes	201	66
Net loss	$(22,967)	$(9,321)
Net loss per share:
Basic and diluted	$(0.29)	$(0.14)
Weighted average shares outstanding:
Basic and diluted	78,523,023	65,597,261
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(22,967)	$(9,321)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income tax of $960 and $833 for the three months ended March 31, 2017 and 2016, respectively	1,807	1,361
Foreign currency translation adjustments	152	473
Other comprehensive income	1,959	1,834
Total comprehensive loss	$(21,008)	$(7,487)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(22,967)	$(9,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,982	6,008
Stock-based compensation	3,140	3,177
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 14)	1,381	1,385
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 14)	166	171
Bad debt recovery	—	(16)
Unrealized foreign currency exchange (gain) loss	(11)	14
Change in cash surrender value of corporate owned life insurance	(104)	—
Research and development expense recognized for the value of common stock issued in connection with QAPZOLA milestone achievement (Note 16(b)(xii))	—	111
Deferred tax liabilities	74	70
Income tax recognition on unrealized gain for available-for-sale securities	(960)	—
Change in fair value of contingent consideration related to the EVOMELA and Talon acquisitions (Note 9)	197	1,042
Changes in operating assets and liabilities:
Accounts receivable, net	310	11,186
Other receivables	(190)	(2,500)
Inventories	(1,204)	(2,741)
Prepaid expenses	204	1,154
Other assets	1,316	(824)
Accounts payable and other accrued obligations	(4,269)	(9,074)
Accrued payroll and benefits	(3,807)	(3,641)
Drug development liability	(359)	(175)
Deferred revenue	(296)	(3,768)
Other long-term liabilities	270	659
Net cash used in operating activities	(20,127)	(7,083)
Cash Flows From Investing Activities:
Redemption of mutual funds	(1)	(1)
Purchase of equity securities (Note 10)	—	(17)
Purchases of property and equipment	(136)	(61)
Net cash used in investing activities	(137)	(79)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	85	51
Purchase and retirement of restricted stock to satisfy employees' tax liability at vesting	(873)	(392)
Net cash used in financing activities	(788)	(341)
Effect of exchange rates on cash and equivalents	26	68
Net decrease in cash and cash equivalents	(21,026)	(7,435)
Cash and cash equivalents—beginning of period	158,222	139,741
Cash and cash equivalents—end of period	$137,196	$132,306
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$9
Cash paid for interest	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, and a commercial infrastructure and a field sales force for our marketed products. Currently, we have six approved oncology/hematology products that target different types of cancer including: non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer, acute lymphoblastic leukemia, and multiple myeloma.
We also have three drugs in mid-to-late stage development (defined as Phase 2 and Phase 3):

•	ROLONTIS (formerly referred to as SPI-2012 or LAPS-G-CSF) for chemotherapy-induced neutropenia.

•	QAPZOLA (formerly referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer ("NMIBC").

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with a variety of solid tumors, including breast and lung cancer.
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three months ended March 31, 2017 and 2016 respectively, is unaudited, and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three months ended March 31, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2016 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.
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
Variable Interest Entity
We own fifty-percent of SPC, a legal entity organized in Quebec, Canada in January 2008. Some of our clinical studies are conducted through this “variable interest entity” (as defined under applicable GAAP). We fund all of SPC’s operating costs, and since we assume all risks and rewards for this entity, we meet the applicable GAAP criteria as being its “primary beneficiary.” Accordingly, SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three months ended March 31, 2017 and 2016, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the Ex-U.S. territory) are held in the U.S.
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

(a)
Upfront license fees: We consider whether upfront license fees are earned (i.e., realized) at the time of contract execution (i.e., when the license rights transfer to the customer) or over the actual (or implied) contractual term of the out-license. We give specific consideration to whether we have any on-going contractual service obligations to the licensee, including any requirements for us to provide on-going support services, and/or for us to supply drug products for the licensee’s future sales. As a result, we may either recognize all upfront license fees as revenue in the period of contract execution, or recognize these fees over the actual (or implied) contractual term of the out-license.

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

•
When our licensee is responsible for the achievement of the regulatory milestone (and we have no on-going obligations), we recognize this revenue in the period that our product achieves specified regulatory approvals for which we are contractually entitled to a fixed receipt (i.e., representing the period when earned and realizable).

•
When we are responsible for the achievement of the regulatory milestone, we recognize this revenue in the period that our product achieves specified regulatory approvals for which we are contractually entitled to a fixed receipt. Regulatory approvals by governmental agencies are inherently uncertain, and require our substantial cost and effort in completing our submission for potential approval. Therefore, these regulatory milestones are “substantive” and these fixed receipts remain at-risk (i.e. unearned and unrealizable) until the period of achievement. We believe the amounts we are entitled to receive upon our achievement relates solely to our past performance and is commensurate with either (i) our performance in achieving the milestone, or (ii) the resulting enhancement in value of the drug compound.

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
(d) New Revenue Recognition Standard: The revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), is effective for us beginning January 1, 2018. This new standard requires that our revenue is recognized in a manner that reasonably reflects the delivery of our goods or services to customers in return for expected consideration. To achieve this core principle, the guidance provides the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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
(ii) Cash and Cash Equivalents
Our cash and cash equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date.
(iii) Marketable Securities
Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit ("Bank CDs"). Since we classify these securities as “available-for-sale” under applicable GAAP, any unrealized gains or losses from their change in value is reflected in “unrealized gain on available-for-sale securities” on the accompanying Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses on available-for-sale securities are included in “other income, net” on the accompanying Condensed Consolidated Statements of Operations.
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
The calculation of the fair value of stock options and the recognition of stock-based compensation expense requires uncertain assumptions, including (a) the pre-vesting forfeiture rate of the award, (b) the expected term of our stock options, (c) our stock price volatility over its expected term (and that of our designated peer group with respect to certain market-based awards), and (d) the risk-free interest rate over the expected term.
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
(ix) Foreign Currency Translation
We translate the assets and liabilities of our foreign subsidiaries that are stated in their functional currencies (i.e., local operating currencies), to U.S. dollars at the rates of exchange in effect at the reported balance sheet date. Revenues and expenses are translated using the monthly average exchange rates during the reported period. Unrealized gains and losses from the translation of our subsidiaries’ financial statements (that are initially denominated in the corresponding functional currency) are included as a separate component of “accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets.
We record foreign currency transactions, when initially denominated in a currency other than the respective functional currency of our subsidiary, at the prevailing exchange rate on the date of the transaction. Resulting unrealized foreign exchange gains and losses from transactions with third parties are included in “accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets.
Beginning April 1, 2015, all unrealized foreign exchange gains and losses associated with our intercompany loans are included in "accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets, as these loans with our foreign subsidiaries are not expected to be settled in the "foreseeable future."

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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “benefit for income taxes” within the Condensed Consolidated Statements of Operations in the period the notice was received.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of March 31, 2017 and December 31, 2016, our holdings included in “cash and cash equivalents” and “marketable securities” were at major financial institutions.

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

The carrying amount of our equity securities, money market funds, Bank CDs, and mutual funds approximates their fair value (utilizing Level 1 or Level 2 inputs – see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current	Long Term
March 31, 2017
Bank deposits	$12,757	$—	$—	$12,757	$12,757	$—	$—
Money market funds	124,439	—	—	124,439	124,439	—	—
Bank certificates of deposits	247	—	—	247	—	247	—
Total cash and cash equivalents and marketable securities	$137,443	$—	$—	$137,443	$137,196	$247	$—
December 31, 2016
Bank deposits	$23,915	$—	$—	$23,915	$23,915	$—	$—
Money market funds	128,563	—	—	128,563	128,563	—	—
Bank certificates of deposits	5,991	—	—	5,991	5,744	247	—
Total cash and cash equivalents and marketable securities	$158,469	$—	$—	$158,469	$158,222	$247	$—
As of March 31, 2017, none of these securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment, Net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consist of the following:

	March 31, 2017	December 31, 2016
Computer hardware and software	$2,684	$2,550
Laboratory equipment	622	622
Office furniture	217	211
Leasehold improvements	2,912	2,912
Property and equipment, at cost	6,435	6,295
(Less): Accumulated depreciation	(5,942)	(5,846)
Property and equipment, net of accumulated depreciation	$493	$449
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the three months ended March 31, 2017 and 2016, was $0.1 million and $0.2 million, respectively.
In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, Leases. The new topic supersedes Topic 840, Leases, and requires lease assets and lease liabilities (including for operating leases) to be presented on the balance sheet at its "gross amount" and requires additional disclosures regarding lease arrangements. The guidance is effective for us beginning January 1, 2019, and mandates a "modified retrospective" transition method. We are currently assessing the impact this guidance will have on our consolidated financial statements. We

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

presently do not have any capital lease arrangements, though we have several operating lease agreements that primarily relate to our principal executive office in Henderson, Nevada, and our research and development facility in Irvine, California, in addition to several other administrative office leases.

(c) Inventories
“Inventories” consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$2,028	$2,991
Work-in-process	10,690	7,838
Finished goods	1,620	2,305
(Less:) Non-current portion of inventories included within "other assets" *	(3,950)	(4,419)
Inventories	$10,388	$8,715

* The "non-current" portion of inventories is presented within "other assets" in the accompanying Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, respectively. This value of $4.0 million at March 31, 2017 represents product that we expect to sell beyond March 31, 2018.
(d) Prepaid expenses and other assets
“Prepaid expenses and other assets” consist of the following:

	March 31, 2017	December 31, 2016
Prepaid insurance	$557	$721
Inventory other	1,501	1,458
Other miscellaneous prepaid operating expenses	1,668	1,751
Prepaid expenses and other assets	$3,726	$3,930
(e) Other receivables
“Other receivables” consist of the following:

	March 31, 2017	December 31, 2016
Income tax receivable	$—	$1,388
Insurance receivable	759	500
CASI note - short term*	1,512	—
Receivable for contracted sales and marketing services (Note 13)	1,590	1,831
Reimbursements due from development partners for incurred research and development expenses	1,373	1,796
Other miscellaneous receivables**	714	239
Other receivables	$5,948	$5,754
* This full balance was prospectively reclassified beginning March 31, 2017 to "other receivables" (presented within current assets on the accompanying Condensed Consolidated Balance Sheets) from "other assets" (presented within non-current assets) due to this note's maturity date of March 17, 2018 (i.e., within 12 months of March 31, 2017) - see Note 10.
** As of March 31, 2017 the balance of "other miscellaneous receivables" is inclusive of $0.4 million of Medicaid rebate credits to be applied against future invoices for each respective state program.
(f) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization and impairment charges” consist of the following:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

		March 31, 2017
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights (1)	7,700	(592)	—	—	7,108	156	144
BELEODAQ distribution rights	25,000	(5,156)	—	—	19,844	160	127
MARQIBO distribution rights	26,900	(13,943)	—	—	12,957	81	36
FOLOTYN distribution rights (2)	118,400	(44,305)	—	—	74,095	152	68
ZEVALIN distribution rights – U.S.	41,900	(34,951)	—	—	6,949	123	24
ZEVALIN distribution rights – Ex-U.S.	23,490	(14,241)	(4,747)	—	4,502	96	36
FUSILEV distribution rights (3)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (4)	27,900	(12,513)	—	(1,023)	14,364	110	64
Total intangible assets	$305,668	$(135,319)	$(4,747)	$(8,183)	$157,419

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

		December 31, 2016
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600
EVOMELA distribution rights	7,700	(444)	—	—	7,256
BELEODAQ distribution rights	25,000	(4,688)	—	—	20,312
MARQIBO distribution rights	26,900	(12,863)	—	—	14,037
FOLOTYN distribution rights	118,400	(41,036)	—	—	77,364
ZEVALIN distribution rights – U.S.	41,900	(34,083)	—	—	7,817
ZEVALIN distribution rights – Ex-U.S.	23,490	(13,649)	(5,038)	—	4,803
FUSILEV distribution rights	16,778	(9,618)	—	(7,160)	—
FOLOTYN out-license	27,900	(11,832)	—	(1,023)	15,045
Total intangible assets	$305,668	$(128,213)	$(5,038)	$(8,183)	$164,234

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Intangible asset amortization and impairment expense recognized during the three months ended March 31, 2017 and 2016 was $6.9 million and $5.8 million, respectively.

Estimated intangible asset amortization expense for the remainder of 2017 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31,
Remainder of 2017	$20,670
2018	27,560
2019	24,955
2020	19,721
2021	18,266
2022	15,882
2023 and thereafter	12,765
$139,819
“Goodwill” is comprised of the following:

	March 31, 2017	December 31, 2016
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(480)	(511)
Goodwill	$17,917	$17,886
(g) Other assets
“Other assets” are comprised of the following:

	March 31, 2017	December 31, 2016
Equity securities (see Note 10)*	$14,241	$11,533
CASI note - long term (see Note 10)**	—	1,510
Research & development supplies and other	230	224
Executive officer life insurance – cash surrender value	12,263	11,863
Inventories - non-current portion	3,950	4,419
Other assets	$30,684	$29,549

* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond March 31, 2017 (see Note 10). The “unrealized gain on available-for-sale securities" within the Condensed Consolidated Statements of Comprehensive Loss, totaled $1.8 million, net of income tax, for the three months ended March 31, 2017.

** This full balance was prospectively reclassified beginning March 31, 2017 to "other receivables" (presented within current assets in the accompanying Condensed Consolidated Balance Sheets) from "other assets" (presented within non-current assets) due to this note's maturity date of March 17, 2018 (i.e., within 12 months of March 31, 2017) - see Note 10.
(h) Accounts payable and other accrued liabilities

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

“Accounts payable and other accrued liabilities” are comprised of the following:

	March 31, 2017	December 31, 2016
Trade accounts payable and other accrued liabilities	$27,719	$30,488
Accrued rebates	8,910	8,350
Accrued product royalty	3,519	4,723
Allowance for returns	2,553	2,309
Accrued data and distribution fees	2,611	4,222
Accrued GPO administrative fees	384	384
Accrued inventory management fee	876	540
Allowance for chargebacks	1,656	1,467
Accounts payable and other accrued liabilities	$48,228	$52,483
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2015	$20,167	$3,386	$1,394
Add: provisions	98,317	14,979	2,123
(Less): credits or actual allowances	(108,667)	(13,219)	(1,208)
Balance as of December 31, 2016	9,817	5,146	2,309
Add: provisions	27,385	4,466	310
(Less): credits or actual allowances	(26,636)	(5,741)	(66)
Balance as of March 31, 2017	$10,566	$3,871	$2,553

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(i) Deferred revenue
Deferred revenue (current and non-current) is comprised of the following:

	March 31, 2017	December 31, 2016
ZEVALIN out-license deferred revenue in Asia Territory (see Note 11)	$640	$1,255
EVOMELA deferred revenue*	2,235	1,887
ZEVALIN out-license in India territory (see Note 16(b)(iii))	363	369
Deferred revenue	$3,238	$3,511
* We commercialized EVOMELA beginning in April 2016, and have deferred revenue recognition (see Note 2(i)(a)) for any product shipped to our distributors, but not ordered and received by end-users as of March 31, 2017 and December 31, 2016. This deferral is a result of our present inability to estimate future customer returns and rebate levels for this recently launched product.
(j) Other long-term liabilities
"Other long-term liabilities" are comprised of the following:

	March 31, 2017	December 31, 2016
Accrued executive deferred compensation	$8,942	$8,352
Deferred rent (non-current portion)	143	167
Clinical study holdback costs, non-current	51	47
Other tax liabilities	738	738
Royalty liability	—	300
Other long-term liabilities	$9,874	$9,604

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2017	2016
Gross product sales	$58,217	$58,011
Commercial rebates and government chargebacks	(27,324)	(19,953)
Data and distribution fees, GPO fees, and inventory management fees	(4,462)	(2,227)
Prompt pay discounts	(270)	—
Product returns allowance	(316)	(590)
Net product sales	$25,845	$35,241

5. COMPOSITION OF TOTAL REVENUE
The below table presents our net product sales by geography for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
United States	$23,801	92.1%	$33,779	95.9%
Europe	2,044	7.9%	1,462	4.1%
Net product sales	$25,845	100.0%	$35,241	100.0%

The below table presents our net product sales by drug for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
FUSILEV	$2,574	10.0%	$15,209	43.2%
FOLOTYN	9,274	35.9%	13,292	37.7%
ZEVALIN	2,845	11.0%	2,783	7.9%
MARQIBO	1,980	7.7%	929	2.6%
BELEODAQ	2,871	11.1%	3,028	8.6%
EVOMELA	6,301	24.4%	—	—%
Net product sales	$25,845	100.0%	$35,241	100.0%

The below table presents our license fees and service revenue by source for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Sales and marketing contracted services (Note 13)	2,366	72.7%	1,933	22.4%
Out-license of ZEVALIN, FOLOTYN, BELEODAQ, MARQIBO: upfront receipt for the Canada territory (Note 16(b)(xiv))	—	—%	6,000	69.6%
Out-license of ZEVALIN: recognition of upfront receipts and royalties for Asia and certain other territories, excluding China (Note 11)	615	18.9%	422	4.9%
Out-license of FOLOTYN in all countries except the U.S., Canada, Europe, and Turkey (Note 15)	263	8.1%	258	3.0%
Out-license of ZEVALIN: amortization of upfront receipt related to India territory (Note 16(b)(iii)) and other	12	0.4%	12	0.1%
License fees and service revenues	$3,256	100.0%	$8,625	100.0%

6. STOCK-BASED COMPENSATION
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “total operating costs and expenses” for the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended March 31,
	2017	2016
Cost of product sales	$30	$27
Research and development	369	381
Selling, general and administrative	2,741	2,769
Total stock-based compensation	$3,140	$3,177

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss	$(22,967)	$(9,321)
Weighted average shares – basic and diluted	78,523,023	65,597,261
Net loss per share – basic and diluted	$(0.29)	$(0.14)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact under the "treasury stock method" and "if-converted method" would have been anti-dilutive due to our net loss per share in the three months ended March 31, 2017 and 2016, as summarized below:

	Three Months Ended March 31,
	2017	2016
2018 Convertible Notes	10,454,799	11,401,284
Common stock options	1,557,920	982,748
Restricted stock awards	1,769,530	2,592,614
Preferred stock*	—	40,000
Total	13,782,249	15,016,646

* In June 2016, our then 20 outstanding shares of Series E convertible voting preferred stock were converted (at the election of the preferred stockholders) into an aggregate of 40,000 common shares; a $6 thousand dividend in arrears was paid upon this conversion.

8. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories (see Note 2(xiii)):

	March 31, 2017 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$247	$—	$247
Money market funds	—	124,439	—	124,439
Equity securities (Note 10)	14,241	—	—	14,241
Mutual funds	—	59	—	59
Deferred compensation investments (life insurance cash surrender value)	—	12,263	—	12,263	*
	$14,241	$137,008	$—	$151,249
Liabilities:
Deferred executive compensation liability (Note 16(f))	$—	$8,942	$—	$8,942	*
Drug development liability (Note 15)	—	—	12,771	12,771
Talon CVR (Note 9(a))	—	—	1,450	1,450
Corixa Liability (Note 16(b)(i))	—	—	62	62
	$—	$8,942	$14,283	$23,225

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	December 31, 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$5,991	$—	$5,991
Money market funds	—	128,563	—	128,563
Equity securities (Note 10)	11,533	—	—	11,533
Mutual funds	—	56	—	56
Deferred compensation investments (life insurance cash surrender value)	—	11,863	—	11,863	*
	$11,533	$146,473	$—	$158,006
Liabilities:
Deferred executive compensation liability (Note 16(f))	$—	$8,352	$—	$8,352	*
Drug development liability (Note 15)	—	—	13,130	13,130
Ligand Contingent Consideration (Note 9(b))	—	—	—	—
Talon CVR (Note 9(a))	—	—	1,253	1,253
Corixa Liability (Note 16(b)(i))	—	—	62	62
	$—	$8,352	$14,445	$22,797
* The reported value of "deferred compensation investments" is based on the cash surrender value of the life insurance policies, while the value of the "deferred executive compensation liability" is based on the market value of the underlying investment holdings.
We did not have any transfers between Levels 1 and 2 for all periods presented.
The table below summarizes the 2016 and 2017 activity of our liabilities that are valued with unobservable inputs:

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2015	$21,352
Settlement of Ligand Contingent Consideration liability (see Note 9(b))	(6,000)
Deferred drug development costs (see Note 15)	(1,556)
Ligand Contingent Consideration fair value adjustment prior to settlement (see Note 9(b))	773
Talon CVR fair value adjustment (see Note 9(a))	(124)
Balance at December 31, 2016	14,445
Deferred drug development costs (see Note 15)	(359)
Talon CVR fair value adjustment (see Note 9(a))	197
Balance at March 31, 2017*	$14,283
* This amount is comprised of the current and non-current portions of “drug development liability” and the non-current portion of “acquisition-related contingent obligations” on our accompanying Condensed Consolidated Balance Sheets.
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

Talon CVR Fair Value as of March 31, 2017 and December 31, 2016
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2016	$1,253
Fair value adjustment for the three months ended March 31, 2017	197
March 31, 2017	$1,450
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
We are required to pay Ligand additional amounts up to an aggregate $60 million upon the achievement of annual net sales thresholds (exclusive of the $6 million milestone payment triggered in March 2016, as discussed below), however, we continue to not expect to achieve these sales thresholds based on our estimated market size for this product and our projected market share. We also must pay royalties of 20% on our net sales of EVOMELA in all territories. Our EVOMELA royalty obligation and sales-based milestones are jointly treated under GAAP as part of an "executory contract" that is connected with an at-market supply agreement for Captisol (requiring the continuing involvement of CyDex). As a result, the royalty obligation and sales-based milestones are treated as separate transactions apart from consideration for the EVOMELA rights. Our royalty expenses are reported through “cost of product sales” in our Condensed Consolidated Statements of Operations in the period of our recognized revenue for the product sale.
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

The fair value of the contingent consideration liability assumed was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable inputs and are therefore represent Level 3 values - see Note 2(xiii)). In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand (“Ligand Contingent Consideration”) that was paid in April 2016. "EVOMELA IPR&D" of $7.7 million was reclassified in April 2016 to "EVOMELA distribution rights" that is reported within "Intangible assets, net of accumulated amortization and impairment charges" (see Note 3(f)). Amortization related to this intangible asset commenced on April 1, 2016.
Ligand Contingent Consideration Fair Value as of March 31, 2017 and December 31, 2016
The fair value of the Ligand Contingent Consideration immediately prior to its payment was the full $6 million payment due upon milestone achievement. Accordingly, in the first quarter of 2016, we recorded a $0.8 million adjustment to the “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations. We have no further contingent consideration obligations as part of this transaction.

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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues additional securities. In 2016, we acquired an additional 4.6 million common shares of CASI at par value, resulting in our total holding of 10.0 million common shares as of March 31, 2017.
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

(a)
Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $14.2 million as of March 31, 2017 within "other assets" (rather than "marketable securities") on our accompanying Condensed Consolidated Balance Sheets. The change in fair value of these securities is reported within “unrealized gain (loss) on available-for-sale securities" on the Condensed Consolidated Statements of Comprehensive Loss.

(b)
Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. This full balance was prospectively reclassified beginning March 31, 2017 to "other receivables" (presented within current assets on the accompanying Condensed Consolidated Balance Sheets) from "other assets" (presented within non-current assets) due to this note's maturity date of March 17, 2018 (i.e., within 12 months of March 31, 2017).

(c)	Presented within “license fees and service revenue” in the Consolidated Statements of Operations for the year ended December 31, 2015 (see below).
In addition, CASI will be responsible for paying any royalties or milestones that we are obligated to pay to our third-party licensors resulting from the achievement of certain milestones and/or sales of CASI Out-Licensed Products, but only to the extent of the greater China portion of such royalties or milestones.

License Fee Revenue Recognized in the Second Quarter of 2015

The $9.7 million value of the upfront proceeds (undiscounted, and net of certain foreign exchange adjustments) from CASI were recognized in 2015 within “license fees and service revenue” on our Consolidated Statements of Operations. The timing of this revenue recognition corresponds with the execution of supply agreements with CASI for ZEVALIN, MARQIBO, and EVOMELA. These agreements allow CASI to procure CASI Out-Licensed Products directly from approved third parties, and in such case, do not require our future involvement for their commercial supply.
11. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES

On November 16, 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015. Of the remaining $3 million received, $0.6 million and $0.4 million were recognized in the same caption for the three months ended March 31, 2017 and 2016, respectively. As of

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

March 31, 2017, $0.6 million remains deferred and is presented within current "deferred revenue" in the accompanying Condensed Consolidated Balance Sheets.

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

12. OUT-LICENSE OF ZEVALIN, FOLOTYN, BELEODAQ, AND MARQIBO IN CANADA TERRITORY
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. ("Servier") for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2016. We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.

13. CO-PROMOTION ARRANGEMENT WITH EAGLE PHARMACEUTICALS
On November 4, 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. ("Eagle") whereby designated members of our sales force will concurrently market up to six of Eagle's products along with our products, in return for fixed monthly payments over the initial 18 month contract term beginning January 1, 2016 through June 30, 2017, aggregating $12.8 million (the "Eagle Agreement"). We are also eligible to receive milestone payments of up to $5 million for sales made in 2016 that exceed certain thresholds, and up to $4 million for sales made in the first half 2017 that exceed certain thresholds. In addition, for performance above such sales levels in 2016, and in the first half of 2017, we are eligible to receive variable-based payments in the high single-digits on incremental sales of Eagle's products above these established threshold levels.
The fixed payments received by us, as well as reimbursable costs for certain marketing activities that we coordinate with third parties on Eagle's behalf, are recognized within "license fees and service revenue" on our accompanying Condensed Consolidated Statements of Operations. This amount was $2.4 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. Any variable payments due to us will be recognized in the period earned and reported within the same revenue caption.
An allocation of our sales personnel costs that are dedicated to Eagle sales activities are reported within "cost of service revenue" on our accompanying Condensed Consolidated Statements of Operations, as are reimbursable costs for Eagle marketing activities. These were an aggregate $2.1 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.
Any extension of the term of this agreement beyond June 30, 2017 requires mutual consent. The Eagle Agreement may be terminated by either party for uncured material breaches and certain other events following a change of control or insolvency of either party.

14. CONVERTIBLE SENIOR NOTES

Overview
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (equaling 120,000 notes, denominated in $1,000 principal units) due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal units, equating to 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price is subject to adjustment under certain limited circumstances. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.

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
Open Market Purchases of 2018 Convertible Notes and Conversion Hedge Unwind
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10 million principal value) for $9.0 million. We recognized an aggregate loss of $25,000 on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which is included in "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of March 31, 2017, $110 million in principal of our 2018 Convertible Notes are outstanding.
We concurrently unwound a portion of our previously sold warrants and previously purchased call options that were part of our "conversion hedge" for aggregate net proceeds of $21,000, with a corresponding net increase to "additional paid-in capital" in the Condensed Consolidated Balance Sheets as of December 31, 2016.
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
As of March 31, 2017, the 2018 Convertible Notes are not eligible to be converted into our common stock as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of our common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the principal amount of $110 million in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of March 31, 2017 and December 31, 2016, is summarized as follows:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	March 31, 2017	December 31, 2016
Principal amount	$110,037	$110,037
(Less): Unamortized debt discount (amortized through December 2018)	(10,265)	(11,646)
(Less): Debt issuance costs	(1,182)	(1,348)
Carrying value	$98,590	$97,043

As of March 31, 2017 and December 31, 2016, the estimated aggregate fair value of the 2018 Notes is $112.1 million and $101.8 million, respectively. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Contractual coupon interest expense	$757	$825
Amortization of debt issuance costs	166	171
Accretion of debt discount	1,381	1,385
Total	$2,304	$2,381
Effective interest rate	8.65%	8.66%

15. FOLOTYN AGREEMENT AND DRUG DEVELOPMENT LIABILITY
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

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2016	$861	$12,269	$13,130
Transfer from long-term to current in 2017	359	(359)	—
(Less): Expenses incurred in 2017	(359)	—	(359)
Balance at March 31, 2017	$861	$11,910	$12,771

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
(b) In/Out Licensing Agreements and Co-Development Arrangements
The in-license agreements for our commercialized and development-stage drug products provide us with territory-specific rights to their manufacture and distribution (including further sub-licensing/out-licensing, rights). We are generally responsible for all related clinical development costs, patent filings and maintenance costs, marketing costs, and liability insurance costs. We are also obligated to make specified milestone payments to our licensors upon the achievement of certain regulatory and sales milestones, and to pay royalties based on our net sales of all in-licensed products. We also enter into out-license agreements for territory-specific rights to our drug products which include one or more of: upfront license fees, royalties from our licensees’ sales, and/or milestone payments from our licensees’ sales or regulatory achievements. For certain development-stage drug products, we may enter into cost-sharing arrangements with our licensees and licensors.
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
In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.

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
Our ex-U.S. net sales-based royalty to Bayer ranges between the single digits to mid-teens. We amended the agreement in February 2016, which provides that our applicable royalty on net sales to Bayer would be adjusted to a tiered rate (from the current single-digits to a 20% rate) in such countries that we elect to sublicense these rights. The term of the agreement, as amended, continues until the expiration of the last-to-expire patent covering the sale of a licensed product in the relevant country, or 15 years from the date of first commercial sale of the licensed product in such country, whichever is longer.
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s
Effective June 27, 2014, we executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”), for the distribution rights of ZEVALIN within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. On December 17, 2014, upon the execution of a supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and paid to us in February 2015. The recognition of the applicable portion of this upfront receipt is reported on a straight-line basis, within “license fees and service revenue” on the Condensed Consolidated Statements of Operations over a 10-year term through December 2024. Additionally, sales and regulatory milestones (aggregating $3 million) are due to us when achieved by Dr. Reddy’s, as well as a 20% royalty on net sales of ZEVALIN in India.
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
On November 16, 2015, we entered into an out-license agreement with Mundipharma for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015. Of the remaining $3 million received, $0.6 million and $0.4 million were recognized in the same caption for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, $0.6 million remains deferred and is presented within current "deferred revenue" in the accompanying Condensed Consolidated Balance Sheets.
As Mundipharma has sales of ZEVALIN kits in their territories, the remaining unrecognized portion of this $3 million value will be recognized by us in subsequent periods within "license fees and service revenue" on an established per-unit basis. Mundipharma is required to reimburse us for our payment of royalties due to Bayer from their net sales of ZEVALIN (see Note 16(b)(ii)). We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone that, if/when achieved, will also be reported within "license fees and service revenue".
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
(vii) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to
EVOMELA from Ligand (see Note 9(b)) and assumed responsibility for EVOMELA's ongoing clinical and regulatory development program. We filed a New Drug Application ("NDA") with the FDA in December 2015 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. On March 10, 2016, the FDA communicated its approval of our NDA for EVOMELA. In connection with this FDA approval, we made a $6 million milestone payment to Ligand in April 2016. The distribution rights for EVOMELA are within "intangible assets, net of accumulated amortization and impairment charges" (see Note 3(f)) and is included within our accompanying Condensed Consolidated Balance Sheets as of March 31, 2017.

We are required to pay Ligand additional amounts of up to $60 million (exclusive of the $6 million milestone paid in April 2016), upon the achievement of specified net sales thresholds. We also pay royalties of 20% on our net sales of licensed products in all territories.
(viii) MARQIBO: Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration Agreement
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, the former Talon stockholders have contingent financial rights that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $1.5 million and $1.3 million liability within “acquisition-related contingent obligations” as of March 31, 2017 and December 31, 2016, respectively. The maximum payout value of the contingent financial rights is $195 million, assuming all sales and regulatory approval milestones are achieved.
(ix) QAPZOLA: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for QAPZOLA. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). In October 2008, pursuant to a letter agreement with NDDO Research Foundation (“NDDO”), we agreed to pay NDDO the following in relation to QAPZOLA milestones: (a) upon FDA acceptance of the NDA, the issuance of 25,000 of our common shares (which occurred in March 2016); the $0.1 million value of these shares was included in "research and development" expense for the year ended December 31, 2016, and (b) upon FDA approval of the drug, a one-time payment of $0.3 million.
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
(xi) BELEODAQ: In-License and Collaboration Agreement with Onxeo

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In February 2010, we entered into an in-license and collaboration agreement with TopoTarget A/S (now Onxeo DK) (“Onxeo”), as amended in October 2013, for the development and commercialization of BELEODAQ for a $30 million upfront payment plus additional payments described below. The agreement provides that we have the exclusive right to manufacture, develop, and commercialize BELEODAQ in North America and India, with an option for China.
Under continuing terms, all development, including studies, will be conducted under a joint development plan, which we will fund 70% of such costs, and Onxeo will fund 30%. We have final decision-making authority for all developmental activities in North America and India (and China upon exercise of its option). Onxeo has final decision-making authority for all developmental activities in all other jurisdictions. In February 2014, upon FDA acceptance of our NDA, we issued one million shares of our common stock, and made a $10 million milestone payment to Onxeo. The aggregate payout value of this first milestone at achievement was $17.8 million, and was recognized within “research and development” expense in the accompanying Condensed Consolidated Statements of Operations in the first quarter of 2014.
In July 2014, we received approval from the FDA for BELEODAQ’s use for injection and treatment of relapsed or refractory peripheral T-cell lymphoma ("PTCL"). As a result, we paid a second milestone payment to Onxeo of $25 million in November 2014, which we capitalized as an amortizable intangible asset (see Note 3(f)). Other potential milestone payments due upon BELEODAQ regulatory achievements and sales thresholds (aggregating $278 million) are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets.
We pay Onxeo royalties in the mid-teen digits based on net sales of BELEODAQ. The agreement will continue until the expiration of the last royalty payment period in the last country in the defined territory.
(xii) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Co. Ltd
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co. Ltd., or Hanmi, for ROLONTIS, formerly known as “LAPS-G-CSF" or "SPI-2012”, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan. We have worldwide rights for ROLONTIS, except for Korea, China, and Japan. In the first quarter of 2016, we accrued a milestone payment of $1.9 million (as quantified under GAAP) related to Hanmi, based on initial patient dosing in January 2016 as part of our Phase 3 study. On April 26, 2016, we (i) issued 318,750 of our common shares to Hanmi for $2.3 million, and (ii) remitted a $0.4 million payment to the Internal Revenue Service (IRS) on their behalf for related tax obligations. This aggregate $2.7 million value was recognized within "research and development" expense in accompanying Condensed Consolidated Statements of Operations for the year ended December 31, 2016. We will also be responsible for milestones relating to regulatory approvals and sales thresholds (aggregating $238 million), which are not included within "total liabilities" in our Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the mid-teen digits on our net sales of ROLONTIS.
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
(xiv) ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO: Out-License Agreement with Servier in Canada
In January 2016, we entered into a strategic partnership with Servier for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received an aggregate $6 million of upfront proceeds in the first quarter of 2016, which is recognized within "license fees and service revenue" in our accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2016. We will also receive development milestone payments upon the achievement of such regulatory milestones, and a high single-digit royalty on their sales of these products.

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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At March 31, 2017 and December 31, 2016, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $8.9 million and $8.4 million, respectively, and are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
ANDA Litigation
On June 3, 2016 the U.S. Court of Appeals for the District of Columbia affirmed judgment in favor of the FDA et. al in an action we brought April 27, 2015 seeking a temporary restraining order or preliminary injunction to suspend FDA approval of Sandoz's ANDA of FUSILEV. On June 9, 2016 and June 22, 2016, respectively, judgment was entered in favor of additional parties who had filed separate ANDAs to manufacture generic versions of FUSILEV. On June 19, 2014, we filed a lawsuit

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

against five parties resulting from Paragraph IV certifications in connection with four separate ANDAs to manufacture a generic version of FOLOTYN. We reached confidential settlement agreements with each defendant and the FOLOTYN litigation has been dismissed as of August 17, 2016. As a result of the settlements, the defendants will be permitted to market a generic version of FOLOTYN in the United States commencing on November 15, 2022 or earlier under certain circumstances. All costs pertaining to these matters (incurred and accrued) have been recognized within "selling, general and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations for all periods presented.
Stockholder Litigation
Timothy Fik v. Rajesh C. Shrotriya, et al. (Filed April 11, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00624-JCM-CWH); Christopher J. Watkins v. Rajesh C. Shrotriya, et al. (Filed April 22, 2013 in United States District Court, District of Nevada; Case Number 2:2013-cv-00684-JCM-VCF); and Stefan Muenchhagen v. Rajesh C. Shrotriya, et al. (Filed May 28, 2013; Case Number 2:2013-cv-00942-APG-PAL) (collectively the "Federal Derivative Actions"); Hardik Kakadia v. Rajesh C. Shrotriya, et al. (Filed April 23, 2013 in the Eighth Judicial Court of the State of Nevada in and for Clark County; Case Number A-13-680643-B); and Joel Besner v. Rajesh C. Shrotriya, et al. (Filed May 31, 2013; Case Number A-13-682668-C) (collectively the "State Derivative Actions"). These consolidated Federal Derivative Actions and consolidated State Derivative Actions are brought by the respective purported stockholders on behalf of nominal plaintiff Spectrum against certain current and former directors and officers. The complaints are substantially similar and generally allege breaches of fiduciary duty based on conduct relating to a March 12, 2013 press release concerning sales of Spectrum's product FUSILEV. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. These actions are stayed. On April 11, 2017, the parties executed a Stipulation and Agreement of Settlement covering the consolidated Federal Derivative Actions. Pursuant to the Agreement of Settlement, Spectrum through its insurers agreed to pay $530,000 for plaintiffs' attorneys' fees and expenses. The Stipulation and Agreement of Settlement was filed with the Eighth Judicial District Court of the State of Nevada in and for Clark County on April 13, 2017, and is subject to preliminary and final court approval. We have estimated and accrued for this settlement within "selling, general and administrative expenses" in our accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2017, and within "other accrued liabilities" in our accompanying Condensed Consolidated Balance Sheets as of March 31, 2017.
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the "Ayeni Action") and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the "Hartsock Action"). On November 15, 2016, the Ayeni Action was transferred to the United States District Court, District Court of Nevada. The parties have stipulated to a consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our NDA to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. The value of a potential settlement cannot be reasonably estimated given its highly uncertain nature as of March 31, 2017.
Wells v. Rajesh C. Shrotriya, et al. (Filed February 23, 2017, in the United States District Court for the District of Delaware;  Case No. 1:17-cv-00191-UNA). A shareholder filed a derivative complaint purportedly on behalf of nominal plaintiff Spectrum against certain current and former directors and executive officers.  The complaint is related to the same underlying factual allegations as the Ayeni Action and the Hartsock Action described above. On April 13, 2017, the plaintiff voluntarily dismissed the complaint.

17. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.

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
The intra period tax allocation rules require that we allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods where we have a year-to-date pretax loss from continuing operations and year-to-date pre-tax income in other categories of earnings, such as other comprehensive income, ASC 740-20-45-7 requires that we allocate the income tax provision to other categories of earnings, and then record a related tax benefit in continuing operations. For the three months ended March 31, 2017 and 2016, we recognized net income from investments and currency transactions within other comprehensive income while sustaining operating losses from continuing operations. As a result of the required allocation under ASC 740-20-45-7, we recorded tax expense of $1.0 million and $0.8 million in "other comprehensive income" on the accompanying Condensed Consolidated Statements of Comprehensive Loss, and a tax benefit of $0.2 million and $0.1 million within "benefit for income taxes" on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017, and 2016, respectively.

On January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a modified prospective basis. Under ASU 2016-09, differences between the tax deduction for share based awards and the related compensation expenses recognized under ASC 718 are now accounted for as a component of the provision for income taxes. In addition, ASU 2016-09 eliminated the requirement that excess tax benefits from share based compensation reduce taxes payable prior to being recognized in the financial statements. As of December 31, 2016, we had cumulative excess benefits related to share based compensation of $2.7 million which had not been reflected as a deferred tax asset. As a result of the adoption of ASU 2016-09, the excess benefits were reclassified to our net operating loss carryover resulting in an increase in our deferred tax assets and valuation allowance of $2.7 million as of January 1, 2017. There was no impact to retained earnings as a result of the adoption of ASU 2016-09 on January 1, 2017.

18. STOCKHOLDERS' EQUITY
Sale of Common Stock - December 2015 ATM Agreement
On December 23, 2015, we entered into a collective at-market-issuance sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (the “December 2015 ATM Agreement”), through which we are able to raise gross proceeds of up to $100 million from the sale of our common stock through these brokers under our shelf registration statement on Form S-3 (File No. 333-208760), declared effective by the SEC on February 3, 2016.

Beginning in the second quarter of 2016, we sold and issued shares of our common stock under the December 2015 ATM Agreement, as summarized in the following table:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the December 2015 ATM Agreement during the year ended December 31, 2016	10,890,915	$73,869
There were no sales of our common stock under the December 2015 ATM Agreement during the three months ended March 31, 2017.

Conversion of Series E Convertible Voting Preferred Stock
In June 2016, our then outstanding 20 shares of Series E convertible voting preferred stock were converted (at the election of the preferred stockholders) into an aggregate of 40,000 common shares; a $6 thousand dividend in arrears was paid upon this conversion.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

•	our ability to successfully develop, obtain regulatory approval for and market our products;

•	our ability to continue to grow sales revenue of our marketed products;

•	risks associated with doing business internationally;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	the ability to timely deliver product supplies to our customers;

•	our ability to identify new product candidates and to successfully integrate those product candidates into our operations;

•	the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations;

•	reports of adverse events or safety concerns involving each of our products;

•	our ability to protect our intellectual property rights;

•	competition in the marketplace for our drugs;

•	delay in approval of our products or new indications for our products by the FDA;

•	the impact of legislative or regulatory reform on the pricing for pharmaceutical products;

•	actions by the FDA and other regulatory agencies, including international agencies;

•	securing positive reimbursement for our products;

•	the impact of any product liability, or other litigation to which we are, or may become a party;

•	the impact of legislative or regulatory reform of the healthcare industry and the impact of recently enacted healthcare reform legislation;

•	the availability and price of acceptable raw materials and components from third-party suppliers, and their ability to meet our demands;

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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, and a commercial infrastructure and field sales force for our marketed products. Currently, we have six approved oncology/hematology products that target different types of cancer including: non-Hodgkin's lymphoma, advanced metastatic colorectal cancer, acute lymphoblastic leukemia, and multiple myeloma.
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
See Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals
During the three months ended March 31, 2017, and through the filing date of this quarterly report, we accomplished various critical business objectives, which included:

•
ROLONTIS, a novel long-acting G-CSF: A pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia. Based on the amended Special Protocol Assessment (SPA) received from the FDA, the size of the ADVANCE study was reduced to 400 from 580 evaluable patients. The ADVANCE study is now 75% enrolled and we expect to complete enrollment in the second half of this year. To strengthen our forthcoming Biologics License Application (BLA) package for FDA review, we have initiated a second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302), which is expected to enroll 218 patients in total, and include sites in the U.S., Europe, Canada and South Korea. We expect to file our BLA with the FDA for this indication of ROLONTIS in 2018.

•
QAPZOLA, a potent tumor-activated drug being investigated for NMIBC: We submitted a New Drug Application (NDA) on December 11, 2015 which was accepted on February 9, 2016. On November 17, 2016, we received a Complete Response Letter. We have since developed a new Phase 3 study for QAPZOLA, and in February 2017, we received a SPA from the FDA. The new Phase 3 study has been specifically designed to build on learnings from the previous studies, as well as recommendations from the FDA. Compared to the previous study, this study will (i) use twice the dosage of QAPZOLA (8mg versus 4mg), (ii) will evaluate far fewer patients (425 versus 1,557), and (iii) will evaluate time-to-recurrence as the primary endpoint. We have many investigator sites identified and expect to start enrolling patients in the third quarter of 2017.

•	POZIOTINIB, a novel pan-HER inhibitor:

◦
In March 2016, we initiated a Phase 2 breast cancer trial for POZIOTINIB, after promising Phase 1 study efficacy data. The Phase 2 study is an open-label study that will enroll approximately 75 patients with HER-2 positive metastatic breast cancer, who have failed at least two, and no more than four, HER-2 directed therapies. The dose and schedule of oral POZIOTINIB is based on clinical experience from the studies in South Korea, and will include the use of prophylactic therapies to help minimize the known side-effects of pan-HER directed therapies.

◦
In collaboration with The University of Texas MD Anderson Cancer Center, an investigator sponsored trial is being initiated with POZIOTINIB in non-small cell lung cancer patients with EGFR exon 20 insertion mutations. This study is expected to yield results before December 31, 2017. During March 2017, the first patient with exon 20 insertion mutation was treated with POZIOTINIB on a compassionate-use basis with encouraging results. Tumors with exon 20 mutations have generally not been responsive to several other EGFR inhibitors. However, POZIOTINIB, due to its unique structure and characteristics, is believed to inhibit cell growth of EGFR exon 20 insertions.

◦
In addition to the above studies, other Phase 2 studies for POZIOTINIB in breast, lung, head-and-neck, and gastric cancer indications are being conducted in South Korea by Hanmi Pharmaceuticals and National OncoVenture.

CHARACTERISTICS OF OUR REVENUE AND EXPENSES
See Item 7. Characteristics of Our Revenue and Expenses of our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals (as required)

RESULTS OF OPERATIONS
Operations Overview – Three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017		2016
	($ in thousands)
Total revenues	$29,101	100.0%	$43,866	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	8,135	28.0%	5,604	12.8%
Cost of service revenue	2,103	7.2%	1,282	2.9%
Selling, general and administrative	18,607	63.9%	21,962	50.1%
Research and development	14,696	50.5%	15,462	35.2%
Amortization and impairment charges of intangible assets	6,889	23.7%	5,839	13.3%
Total operating costs and expenses	50,430	173.3%	50,149	114.3%
Loss from operations	(21,329)	(73.3)%	(6,283)	(14.3)%
Interest expense, net	(2,052)	(7.1)%	(2,340)	(5.3)%
Change in fair value of contingent consideration related to acquisitions	(197)	(0.7)%	(1,042)	(2.4)%
Other income, net	410	1.4%	278	0.6%
Loss before income taxes	(23,168)	(79.6)%	(9,387)	(21.4)%
Benefit for income taxes	201	0.7%	66	0.2%
Net loss	$(22,967)	(78.9)%	$(9,321)	(21.2)%
THREE MONTHS ENDED MARCH 31, 2017 VERSUS 2016
Total Revenues

	Three months ended March 31,
	2017		2016	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$2.6		$15.2	$(12.6)	(82.9)%
FOLOTYN	9.3		13.3	(4.0)	(30.1)%
ZEVALIN	2.8		2.8	—	—%
MARQIBO	2.0		0.9	1.1	122.2%
BELEODAQ	2.9		3.0	(0.1)	(3.3)%
EVOMELA	6.3		—	6.3	100.0%
	$25.9		$35.2	$(9.3)	(26.4)%
License fees and service revenue	3.3		8.6	(5.3)	(61.6)%
Total revenues	$29.2	*	$43.8	$(14.6)	(33.3)%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2017, by an immaterial amount due to rounding.
Product sales, net. To derive net product sales, gross product revenues in each period are reduced by management's latest estimated provisions for (i) product returns, (ii) government chargebacks, (iii) prompt pay discounts, (iv) commercial rebates, (v) Medicaid rebates, and (vi) distribution, data, and group purchasing organization, or GPO, administrative fees. Management considers various factors in the determination of these provisions, which are described in more detail within "Critical Accounting Policies and Estimates" of our 2016 Form 10-K.

FUSILEV revenue decrease is attributable to a continued significant decline in our unit sales and net average sales price due to the competitive launch of generic levo-leucovorin product in April 2015 - see Note 3(f). We expect to report further FUSILEV quarterly net sales declines in 2017 due to this continued pricing pressure from generic competition.
FOLOTYN revenue decrease is due to a decrease in the units sold, partially offset by an increase in the net average sales price per unit in the current period.
ZEVALIN revenue remained consistent to the prior year period, due to unit sales and net average sales price remaining flat.
MARQIBO revenue increase is due to an increase in both the units sold and the net average sales price per unit in the current period.
BELEODAQ revenue decreased slightly as a result of a decrease in the units sold, partially offset by an increase in the average net sales price per unit in the current period.
EVOMELA revenue in the current period is a result of our commercial launch of this product in April 2016, thus there were no sales for this product in the prior year period.
License fees and service revenue. Our license fees and service revenue in the current period decreased by $5.3 million due to the following: (i) an upfront receipt of $6 million for the out-license of ZEVALIN, FOLOTYN, BELEODAQ and MARQIBO (see Note 12), which did not reoccur in the current period, partially offset by (ii) a $0.5 million increase in fees from our co-promotion with Eagle (see Note 13), and (iii) a $0.2 million increase in ZEVALIN out-license royalties.
Operating Expenses

	Three months ended March 31,
	2017	2016	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$8.1	$5.6	$2.5	44.6%
Cost of service revenue	2.1	1.3	0.8	61.5%
Selling, general and administrative	18.6	22.0	(3.4)	(15.5)%
Research and development	14.7	15.5	(0.8)	(5.2)%
Amortization and impairment charges of intangible assets	6.9	5.8	1.1	19.0%
Total operating costs and expenses	$50.4	$50.2	$0.2	0.4%
Cost of Product Sales. Cost of product sales increased in the current period, despite our net product revenue decline. This increase is due to our comparative product sales mix in these periods (particularly with respect to FUSILEV), and the inclusion of EVOMELA sales in the current year period that was not present in the prior year period due to its commercial launch in April 2016.
Cost of Service Revenue. Cost of service revenue increased in the current period due to an increase in the allocation percentage of commercial and marketing expenses (from "selling, general, and administrative" expenses) for our promotion and sale of Eagle products (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses decreased by $3.4 million in the current period largely due to legal expenses related to FOLOTYN patent litigation matters in the first quarter of 2016, which did not reoccur in the current year period. In addition, in the current period we increased our allocation of employee costs that would have otherwise been reported in this account to "cost of service revenue" - all related to the promotion and sale of Eagle products (see Note 13).

Research and Development. Research and development expenses decreased by $0.8 million in the current period due to the (i) achievement and recognition of the ROLONTIS clinical milestone during the first quarter of 2016 (see Note 16(b)(xii)), and (ii) our decreased EVOMELA development expenses with the product's commercial launch in April 2016. These decreases were partially offset by current period increases in clinical trial costs associated with the progression of the ROLONTIS Phase 3 trial.
Amortization and Impairment Charges of Intangible Assets. Amortization expense increased by $1.1 million compared to the prior year period due to an adjustment of the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition (see Note 3(f)).
Total Other Expenses

	Three months ended March 31,
	2017	2016	$ Change	% Change
	($ in millions)
Total other expenses	$(1.8)	$(3.1)	$1.3	41.9%
Total other expenses decreased by $1.3 million primarily due to a $0.8 million decrease in the contingent consideration valuation related to the EVOMELA product milestone that was achieved in the first quarter of 2016 (see Note 9(b)), and a $0.3 million decrease in interest expense on our 2018 Convertible Notes (see Note 14).
Benefit for Income Taxes

	Three months ended March 31,
	2017	2016	$ Change	% Change
	($ in millions)
Benefit for income taxes	$0.2	$0.1	$0.1	100.0%
Our current period benefit for income taxes of $0.2 million is primarily due to our expected 2017 tax losses and an unrealized investment gain recognized in "accumulated other comprehensive income (loss)" on the accompanying Condensed Consolidated Balance Sheets. Our prior period benefit for income taxes also relates to then expected 2016 tax losses and the unrealized investment gain recognized in "accumulated other comprehensive income (loss)."
LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2017	December 31, 2016	March 31, 2016
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$137,443	$158,469	$132,552
Accounts receivable, net	$39,488	$39,782	$19,248
Total current assets	$196,993	$216,650	$172,482
Total current liabilities	$57,185	$65,513	$59,526
Working capital surplus (a)	$139,808	$151,137	$112,956
Current ratio (b)	3.4	3.3	2.9

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $20.1 million for the three months ended March 31, 2017, as compared to $7.1 million in the prior year period. For the three months ended March 31, 2017 and 2016, our cash collections from customers totaled $35.2 million and $47.6 million, respectively, representing 120.8% and 108.4% of reported net revenue for the same years. For the three months ended March 31, 2017 and 2016, cash payments to our employees, vendors, and end-users for products, services, chargebacks, and rebates totaled $58.0 million and $55.5 million, respectively.
Net Cash Used In Investing Activities

Net cash used in investing activities was $0.1 million for each of the three months ended March 31, 2017 and 2016, respectively, and primarily relates to $0.1 million of property and equipment purchases made during each period.
Net Cash Used In Financing Activities
Net cash used in financing activities was $0.8 million for the three months ended March 31, 2017, as compared to $0.3 million in the prior year period. Our cash used in financing activities during the first three months of 2017 primarily relates to $0.9 million for the purchase and retirement of restricted stock (at our employees’ election), in order to meet their respective federal and state tax obligations at the time of stock vesting, partially offset by $0.1 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options.
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
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10.0 million principal value) for $9.0 million. We recognized an aggregate loss of $25,000 on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which was included in "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of March 31, 2017, $110 million in principal of our 2018 Convertible Notes is outstanding.
We concurrently unwound a portion of our previously sold warrants and previously purchased call options that were part of our "conversion hedge" (see Note 14) for aggregate net proceeds of $21,000, with a corresponding net increase to "additional paid-in capital" in the Condensed Consolidated Balance Sheets as of December 31, 2016.
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

We believe that our $137 million in aggregate cash and equivalents, and marketable securities as of March 31, 2017 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities (see Note 18), if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates, credit ratings and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on March 31, 2017, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros (and other currencies to a lesser extent). We mitigate such risk by maintaining a limited portion of our cash in Euros.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved from time-to-time with various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature we believe are normal and incidental to a pharmaceutical business, and may include product liability, intellectual property, employment matters, and other general claims. We are also subject to derivative lawsuits from time-to-time.

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
ITEM 1A.    RISK FACTORS
As of the date of this filing, there have been no material changes to the RISK FACTORS included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 14, 2017.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1#	License and Asset Purchase Agreement, dated January 23, 2012, by and between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG.					X
10.2*	Form of Performance Unit Award Agreement under 2009 Incentive Award Plan					X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
*	Indicates a management contract or compensatory plan or arrangement
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	May 4, 2017	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)