Form 10-Q
period 2017-06-30
SPECTRUM PHARMACEUTICALS INC
filed 2017-08-04
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, 84,502,205 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$138,313	$158,222
Marketable securities	248	247
Accounts receivable, net of allowance for doubtful accounts of $88, respectively	41,977	39,782
Other receivables	3,950	5,754
Inventories	10,157	8,715
Prepaid expenses and other assets	4,369	3,930
Total current assets	199,014	216,650
Property and equipment, net of accumulated depreciation	517	449
Intangible assets, net of accumulated amortization and impairment charges	150,815	164,234
Goodwill	18,057	17,886
Other assets	26,684	29,549
Total assets	$395,087	$428,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$55,617	$52,483
Accrued payroll and benefits	6,244	8,981
Deferred revenue	2,551	3,188
Drug development liability	153	861
Total current liabilities	64,565	65,513
Drug development liability, less current portion	12,410	12,269
Deferred revenue, less current portion	326	323
Acquisition-related contingent obligations	1,609	1,315
Deferred tax liabilities	6,802	6,675
Other long-term liabilities	10,451	9,604
Convertible senior notes	100,157	97,043
Total liabilities	196,320	192,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 81,257,192 and 80,466,735 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	80	80
Additional paid-in capital	646,542	640,166
Accumulated other comprehensive loss	(1,779)	(1,579)
Accumulated deficit	(446,076)	(402,641)
Total stockholders’ equity	198,767	236,026
Total liabilities and stockholders’ equity	$395,087	$428,768
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$31,156	$30,887	$57,001	$66,129
License fees and service revenue	3,145	3,062	6,401	11,686
Total revenues	$34,301	$33,949	$63,402	$77,815
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	11,303	5,609	19,439	11,212
Cost of service revenue	2,118	2,214	4,221	3,495
Selling, general and administrative	17,107	27,620	35,715	49,583
Research and development	15,097	14,281	29,792	29,744
Amortization and impairment charges of intangible assets	6,901	6,306	13,790	12,145
Total operating costs and expenses	52,526	56,030	102,957	106,179
Loss from operations	(18,225)	(22,081)	(39,555)	(28,364)
Other (expense) income:
Interest expense, net	(2,131)	(2,375)	(4,182)	(4,714)
Change in fair value of contingent consideration related to acquisitions	(97)	(285)	(294)	(1,327)
Other income, net	240	340	650	618
Total other expenses	(1,988)	(2,320)	(3,826)	(5,423)
Loss before income taxes	(20,213)	(24,401)	(43,381)	(33,787)
(Provision) benefit for income taxes	(255)	106	(54)	171
Net loss	$(20,468)	$(24,295)	$(43,435)	$(33,616)
Net loss per share:
Basic and diluted	$(0.26)	$(0.35)	$(0.55)	$(0.50)
Weighted average shares outstanding:
Basic and diluted	78,576,260	68,575,021	78,366,610	67,146,188
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(20,468)	$(24,295)	$(43,435)	$(33,616)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of ($960), ($303), and $0, $530 for the three and six months ended June 30, 2017 and 2016, respectively.	(2,951)	1,149	(1,144)	2,510
Foreign currency translation adjustments	792	(315)	944	158
Other comprehensive (loss) income	(2,159)	834	(200)	2,668
Total comprehensive loss	$(22,627)	$(23,461)	$(43,635)	$(30,948)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(43,435)	$(33,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,961	12,480
Stock-based compensation	6,244	6,604
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 14)	2,794	2,800
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 14)	321	345
Bad debt recovery	—	(15)
Unrealized foreign currency exchange (gain) loss	(15)	3
Change in cash surrender value of corporate owned life insurance	(153)	—
Research and development expense recognized for the value of common stock issued in connection with QAPZOLA (Note 16(b)(x)) and ROLONTIS (Note 16(b)(xiii)) milestone achievements	—	2,419
Deferred tax liabilities	127	51
Change in fair value of contingent consideration related to the Talon and EVOMELA acquisitions (Note 9)	294	1,327
Changes in operating assets and liabilities:
Accounts receivable, net	(2,105)	(3,904)
Other receivables	1,299	5,688
Inventories	428	(4,678)
Prepaid expenses	(439)	553
Other assets	863	(1,374)
Accounts payable and other accrued obligations	3,519	(8,353)
Accrued payroll and benefits	(2,737)	(1,697)
Drug development liability	(567)	(303)
Acquisition related contingent obligations	—	(1,300)
Deferred revenue	(700)	(2,383)
Other long-term liabilities	847	1,210
Net cash used in operating activities	(19,454)	(24,143)
Cash Flows From Investing Activities:
Payment for corporate-owned life insurance premiums	(601)	—
Redemption of mutual funds	(1)	(1)
Purchases of property and equipment	(167)	(61)
Net cash used in investing activities	(769)	(62)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,010	188
Proceeds from sale of stock under employee stock purchase plan	406	383
Purchase and retirement of restricted stock to satisfy employees' tax liability at vesting	(1,284)	(665)
Payment of contingent consideration related to EVOMELA acquisition (Note 9(b))	—	(4,700)
Proceeds from common shares sold under an at-market-issuance sales agreement (Note 18)	—	45,067
Dividends paid upon conversion of Series E Convertible Voting Preferred Stock (Note 18)	—	(6)
Net cash provided by financing activities	132	40,267
Effect of exchange rates on cash and equivalents	182	(44)
Net (decrease) increase in cash and cash equivalents	(19,909)	16,018
Cash and cash equivalents—beginning of period	158,222	139,741
Cash and cash equivalents—end of period	$138,313	$155,759
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$11
Cash paid for interest	$1,513	$1,650
See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, and a commercial infrastructure and field sales force for our marketed products. Currently, we have six approved oncology/hematology products that target different types of cancer including: non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer, acute lymphoblastic leukemia, and multiple myeloma ("MM").
We also have three drugs in mid-to-late stage development (in Phase 2 or Phase 3 clinical trials):

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
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and six months ended June 30, 2017 and 2016, respectively, is unaudited, and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and six months ended June 30, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2016 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.
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
Variable Interest Entity
We own fifty-percent of SPC, a legal entity organized in Quebec, Canada in January 2008. Some of our clinical studies are conducted through this “variable interest entity” (as defined under applicable GAAP). We fund all of SPC’s operating costs, and since we assume all risks and rewards for this entity, we meet the GAAP criteria as being its “primary beneficiary.” Accordingly, SPC’s balance sheets and statements of operations are included in our Condensed Consolidated Financial Statements as if it were a wholly-owned subsidiary for all periods presented.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three and six months ended June 30, 2017 and 2016, respectively, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the Ex-U.S. territory) are held in the U.S.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(d) New Revenue Recognition Standard: ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), is effective for us beginning January 1, 2018 and requires that our revenue is recognized in a manner that reasonably reflects the delivery of our goods or services to customers in return for expected consideration. To achieve this core principle, the guidance provides the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

We intend to apply the "cumulative effect transition method" of ASU 2014-09 for its implementation. We continue to evaluate the impact of this standard on our current revenue recognition models for product sales, license fees, and service revenue (as described above), though we currently believe the most significant impact of this new standard only relates to the timing of our license fee revenue recognition.
(ii) Cash and Cash Equivalents
Our cash and cash equivalents consist of bank deposits and highly liquid investments with maturities of three months or less from the purchase date.
(iii) Marketable Securities
Our marketable securities consist of our holdings in mutual funds and bank certificates of deposit ("Bank CDs"). Since we classify these securities as “available-for-sale” under applicable GAAP, any unrealized gains or losses from their change in value is reflected in “unrealized (loss) gain on available-for-sale securities” on the accompanying Condensed Consolidated Statements of Comprehensive Loss. Realized gains and losses on available-for-sale securities are included in “other income, net” on the accompanying Condensed Consolidated Statements of Operations.
(iv) Accounts Receivable, Net of Allowance for Doubtful Accounts
Our accounts receivables are derived from our product sales and license fees (our service revenue is recorded in "other receivables" in the Condensed Consolidated Balance Sheets), and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
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
Direct and indirect manufacturing costs related to the production of inventory prior to U.S. Food and Drug Administration ("FDA") approval are expensed through “research and development” on the accompanying Condensed Consolidated Statements of Operations, rather than being capitalized to inventory cost.
(vi) Property and Equipment, Net of Accumulated Depreciation
Our property and equipment is stated at historical cost, and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable through on-going operations.
(vii) Goodwill and Intangible Assets, Net of Accumulated Amortization and Impairment Charges
Our goodwill represents the excess of our business acquisition cost over the estimated fair value of the net assets acquired in the corresponding transaction. Goodwill has an indefinite accounting life and is therefore not amortized. Instead, goodwill is

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

evaluated for impairment on an annual basis (as of each October 1st), unless we identify impairment indicators that would require earlier testing.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(x) Basic and Diluted Net Loss per Share
We calculate basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented. In periods of a net loss, basic and diluted loss per share is the same. For the diluted earnings per share calculation, we adjust the weighted average number of common shares outstanding to include only dilutive stock options, warrants, and other common stock equivalents outstanding during the period.
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
In the event that we are assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included in “(provision) benefit for income taxes” within the Condensed Consolidated Statements of Operations in the period the notice was received.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of June 30, 2017 and December 31, 2016, our holdings included in “cash and cash equivalents” and “marketable securities” were at major financial institutions.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Our investment policy requires that investments in marketable securities be in only highly-rated instruments, which are primarily U.S. treasury bills or U.S. treasury-backed securities, and limited investments in securities of any single issuer. We maintain cash balances in excess of federally insured limits with reputable financial institutions. To a limited degree, the Federal Deposit Insurance Corporation ("FDIC") and other third parties insure these investments. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. We manage such risks in our portfolio by investing in highly liquid, highly rated instruments, and limit investing in long-term maturity instruments.

The carrying amount of our equity securities, money market funds, Bank CDs, and mutual funds approximates their fair value (utilizing Level 1 or Level 2 inputs – see Note 2(xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current	Long Term
June 30, 2017
Bank deposits	$19,689	$—	$—	$19,689	$19,689	$—	$—
Money market funds	118,624	—	—	118,624	118,624	—	—
Bank certificates of deposits	248	—	—	248	—	248	—
Total cash and cash equivalents and marketable securities	$138,561	$—	$—	$138,561	$138,313	$248	$—
December 31, 2016
Bank deposits	$23,915	$—	$—	$23,915	$23,915	$—	$—
Money market funds	128,563	—	—	128,563	128,563	—	—
Bank certificates of deposits	5,991	—	—	5,991	5,744	247	—
Total cash and cash equivalents and marketable securities	$158,469	$—	$—	$158,469	$158,222	$247	$—
As of June 30, 2017, none of these securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment, Net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consist of the following:

	June 30, 2017	December 31, 2016
Computer hardware and software	$2,780	$2,550
Laboratory equipment	622	622
Office furniture	218	211
Leasehold improvements	2,918	2,912
Property and equipment, at cost	6,538	6,295
(Less): Accumulated depreciation	(6,021)	(5,846)
Property and equipment, net of accumulated depreciation	$517	$449
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the six months ended June 30, 2017 and 2016, was $0.2 million and $0.3 million, respectively.
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

(c) Inventories
“Inventories” consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$2,767	$2,991
Work-in-process	6,425	7,838
Finished goods	3,513	2,305
(Less:) Non-current portion of inventories included within "other assets" *	(2,548)	(4,419)
Inventories	$10,157	$8,715

* The "non-current" portion of inventories is presented within "other assets" in the accompanying Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively. This value of $2.5 million at June 30, 2017 represents product that we expect to sell beyond June 30, 2018.
(d) Prepaid expenses and other assets
“Prepaid expenses and other assets” consist of the following:

	June 30, 2017	December 31, 2016
Prepaid insurance	$721	$721
Inventory other	1,606	1,458
Other miscellaneous prepaid operating expenses	2,042	1,751
Prepaid expenses and other assets	$4,369	$3,930
(e) Other receivables
“Other receivables” consist of the following:

	June 30, 2017	December 31, 2016
Income tax receivable	$83	$1,388
Insurance receivable	53	500
CASI note - short term*	1,513	—
Receivable for contracted sales and marketing services (Note 13)	871	1,831
Reimbursements due from development partners for incurred research and development expenses	269	1,796
Other miscellaneous receivables**	1,161	239
Other receivables	$3,950	$5,754
* This full balance was prospectively reclassified beginning March 31, 2017 to "other receivables" (presented within current assets on the accompanying Condensed Consolidated Balance Sheets) from "other assets" (presented within non-current assets) due to this note's maturity date - see Note 10.
** As of June 30, 2017 the balance of "other miscellaneous receivables" is inclusive of $0.7 million of Medicaid rebate credits to be applied against future invoices for each respective state program.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(f) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization and impairment charges” consist of the following:

		June 30, 2017
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights (1)	7,700	(740)	—	—	6,960	156	141
BELEODAQ distribution rights	25,000	(5,625)	—	—	19,375	160	124
MARQIBO distribution rights	26,900	(15,022)	—	—	11,878	81	33
FOLOTYN distribution rights (2)	118,400	(47,574)	—	—	70,826	152	65
ZEVALIN distribution rights – U.S.	41,900	(35,820)	—	—	6,080	123	21
ZEVALIN distribution rights – Ex-U.S.	23,490	(15,630)	(3,448)	—	4,412	96	33
FUSILEV distribution rights (3)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (4)	27,900	(13,193)	—	(1,023)	13,684	110	61
Total intangible assets	$305,668	$(143,222)	$(3,448)	$(8,183)	$150,815

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

Intangible asset amortization and impairment expense recognized during the six months ended June 30, 2017 and 2016 was $13.8 million and $12.1 million, respectively.

Estimated intangible asset amortization expense for the remainder of 2017 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31,
Remainder of 2017	$13,832
2018	27,665
2019	25,059
2020	19,747
2021	18,266
2022	15,882
2023 and thereafter	12,764
$133,215
“Goodwill” is comprised of the following:

	June 30, 2017	December 31, 2016
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(340)	(511)
Goodwill	$18,057	$17,886

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(g) Other assets
“Other assets” are comprised of the following:

	June 30, 2017	December 31, 2016
Equity securities (see Note 10)*	$10,530	$11,533
CASI note - long term (see Note 10)**	—	1,510
Research & development supplies and other	240	224
Executive officer life insurance – cash surrender value	13,366	11,863
Inventories - non-current portion	2,548	4,419
Other assets	$26,684	$29,549

* These equity securities were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold these securities for at least one year beyond June 30, 2017 (see Note 10). The “unrealized (loss) gain on available-for-sale securities" within the Condensed Consolidated Statements of Comprehensive Loss, totaled $1.1 million, net of income tax, for the six months ended June 30, 2017.

** This full balance was prospectively reclassified beginning March 31, 2017 to "other receivables" (presented within current assets in the accompanying Condensed Consolidated Balance Sheets) from "other assets" (presented within non-current assets) due to this note's maturity date - see Note 10.
(h) Accounts payable and other accrued liabilities
“Accounts payable and other accrued liabilities” are comprised of the following:

	June 30, 2017	December 31, 2016
Trade accounts payable and other accrued liabilities	$30,969	$30,488
Accrued rebates	10,721	8,350
Accrued product royalty	4,556	4,723
Allowance for returns	2,925	2,309
Accrued data and distribution fees	3,781	4,222
Accrued GPO administrative fees	485	384
Accrued inventory management fee	518	540
Allowance for chargebacks	1,662	1,467
Accounts payable and other accrued liabilities	$55,617	$52,483
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2015	$20,167	$3,386	$1,394
Add: provisions	98,317	14,979	2,123
(Less): credits or actual allowances	(108,667)	(13,219)	(1,208)
Balance as of December 31, 2016	9,817	5,146	2,309
Add: provisions	57,646	9,642	1,274
(Less): credits or actual allowances	(55,080)	(10,004)	(658)
Balance as of June 30, 2017	$12,383	$4,784	$2,925

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(i) Deferred revenue
Deferred revenue (current and non-current) is comprised of the following:

	June 30, 2017	December 31, 2016
ZEVALIN out-license deferred revenue in Asia Territory (see Note 11)	$—	$1,255
EVOMELA deferred revenue*	2,501	1,887
ZEVALIN out-license in India territory (see Note 16(b)(iii))	376	369
Deferred revenue	$2,877	$3,511
* We commercialized EVOMELA beginning in April 2016, and have deferred revenue recognition (see Note 2(i)(a)) for any product shipped to our distributors, but not ordered and received by end-users as of June 30, 2017 and December 31, 2016. This deferral is a result of our present inability to estimate future customer returns and rebate levels for this recently launched product.
(j) Other long-term liabilities
"Other long-term liabilities" are comprised of the following:

	June 30, 2017	December 31, 2016
Accrued executive deferred compensation	$9,546	$8,352
Deferred rent (non-current portion)	115	167
Clinical study holdback costs, non-current	52	47
Other tax liabilities	738	738
Royalty liability	—	300
Other long-term liabilities	$10,451	$9,604

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross product sales	$67,709	$56,439	$125,926	$114,450
Commercial rebates and government chargebacks	(30,001)	(21,270)	(57,324)	(41,222)
Data and distribution fees, GPO fees, and inventory management fees	(5,176)	(3,774)	(9,640)	(6,001)
Prompt pay discounts	(419)	(80)	(688)	(80)
Product returns allowance	(957)	(428)	(1,273)	(1,018)
Net product sales	$31,156	$30,887	$57,001	$66,129

5. COMPOSITION OF TOTAL REVENUE
The below table presents our net product sales by geography for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
United States	$29,064	93.3%	$30,037	97.2%	$52,865	92.7%	$63,816	96.5%
Europe	2,092	6.7%	850	2.8%	4,136	7.3%	2,313	3.5%
Net product sales	$31,156	100.0%	$30,887	100.0%	$57,001	100.0%	$66,129	100.0%

The below table presents our net product sales by drug for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
FUSILEV	$2,061	6.6%	$10,467	33.9%	$4,634	8.1%	$25,676	38.8%
FOLOTYN	11,181	35.9%	10,970	35.5%	20,455	35.9%	24,262	36.7%
ZEVALIN	2,297	7.4%	2,811	9.1%	5,144	9.0%	5,595	8.5%
MARQIBO	2,163	6.9%	2,067	6.7%	4,142	7.3%	2,996	4.5%
BELEODAQ	3,396	10.9%	3,664	11.9%	6,267	11.0%	6,692	10.1%
EVOMELA	10,058	32.3%	908	2.9%	16,359	28.7%	908	1.4%
Net product sales	$31,156	100.0%	$30,887	100.0%	$57,001	100.0%	$66,129	100.0%

The below table presents our license fees and service revenue by source for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Sales and marketing contracted services (Note 13)	$2,381	75.7%	$2,398	78.3%	$4,747	74.2%	$4,332	37.1%
Out-license of ZEVALIN, FOLOTYN, BELEODAQ, MARQIBO: upfront receipt and royalties for the Canada territory (Note 16(b)(xv))	3	0.1%	—	—%	3	—%	6,000	51.3%
Out-license of ZEVALIN: recognition of upfront receipts and royalties for Asia and certain other territories, excluding China (Note 11)	630	20.0%	413	13.5%	1,245	19.5%	834	7.1%
Out-license of FOLOTYN in all countries except the U.S., Canada, Europe, and Turkey (Note 15)	119	3.8%	218	7.1%	382	6.0%	476	4.1%
Out-license of ZEVALIN: amortization of upfront receipt related to India territory (Note 16(b)(iii)) and other	12	0.4%	33	1.1%	24	0.4%	44	0.4%
License fees and service revenues	$3,145	100.0%	$3,062	100.0%	$6,401	100.0%	$11,686	100.0%

6. STOCK-BASED COMPENSATION
We classify our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “total operating costs and expenses” for the three and six months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product sales	$51	$27	$81	$54
Research and development	478	610	847	991
Selling, general and administrative	2,574	2,790	5,316	5,559
Total stock-based compensation	$3,103	$3,427	$6,244	$6,604

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(20,468)	$(24,295)	$(43,435)	$(33,616)
Weighted average shares – basic and diluted	78,576,260	68,575,021	78,366,610	67,146,188
Net loss per share – basic and diluted	$(0.26)	$(0.35)	$(0.55)	$(0.50)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact under the "treasury stock method" and "if-converted method" would have been anti-dilutive due to our net loss per share in the three and six months ended June 30, 2017 and 2016, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
2018 Convertible Notes	10,454,799	11,401,284	10,454,799	11,401,284
Common stock options	1,271,207	2,253,595	1,110,474	1,508,705
Restricted stock awards	2,166,299	2,472,520	2,166,299	2,472,520
Common stock warrants	13,337	32,868	1,813	2,475
Preferred stock*	—	—	—	—
Total	13,905,642	16,160,267	13,733,385	15,384,984

* In June 2016, our then 20 outstanding shares of Series E convertible voting preferred stock were converted (at the election of the preferred stockholders) into an aggregate of 40,000 common shares; a $6 thousand dividend in arrears was paid upon this conversion.

8. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Condensed Consolidated Balance Sheets, and their designations among three fair value measurement categories (see Note 2

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(xiii)):

	June 30, 2017 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$248	$—	$248
Money market funds	—	118,624	—	118,624
Equity securities (Note 10)	10,530	—	—	10,530
Mutual funds	—	58	—	58
Deferred compensation investments (life insurance cash surrender value)	—	13,366	—	13,366	*
	$10,530	$132,296	$—	$142,826
Liabilities:
Deferred executive compensation liability (Note 16(f))	$—	$9,546	$—	$9,546	*
Drug development liability (Note 15)	—	—	12,563	12,563
Talon CVR (Note 9(a))	—	—	1,547	1,547
Corixa Liability (Note 16(b)(i))	—	—	62	62
	$—	$9,546	$14,172	$23,718

	December 31, 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$5,991	$—	$5,991
Money market funds	—	128,563	—	128,563
Equity securities (Note 10)	11,533	—	—	11,533
Mutual funds	—	56	—	56
Deferred compensation investments (life insurance cash surrender value)	—	11,863	—	11,863	*
	$11,533	$146,473	$—	$158,006
Liabilities:
Deferred executive compensation liability (Note 16(f))	$—	$8,352	$—	$8,352	*
Drug development liability (Note 15)	—	—	13,130	13,130
Talon CVR (Note 9(a))	—	—	1,253	1,253
Corixa Liability (Note 16(b)(i))	—	—	62	62
	$—	$8,352	$14,445	$22,797
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
The table below summarizes the 2016 and 2017 activity of our liabilities that are valued with unobservable inputs:

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2015	$21,352
Settlement of Ligand Contingent Consideration liability (see Note 9(b))	(6,000)
Deferred drug development costs (see Note 15)	(1,556)
Ligand Contingent Consideration fair value adjustment prior to settlement (see Note 9(b))	773
Talon CVR fair value adjustment (see Note 9(a))	(124)
Balance at December 31, 2016	14,445
Deferred drug development costs (see Note 15)	(567)
Talon CVR fair value adjustment (see Note 9(a))	294
Balance at June 30, 2017*	$14,172
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

Talon CVR Fair Value as of June 30, 2017 and December 31, 2016
The CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value of Talon CVR
December 31, 2016	$1,253
Fair value adjustment for the six months ended June 30, 2017	294
June 30, 2017	$1,547
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
We are required to pay Ligand additional amounts up to an aggregate $60 million upon the achievement of annual net sales thresholds (exclusive of the $6 million milestone payment triggered in March 2016, as discussed below), however, we continue to not expect to achieve these sales thresholds based on our estimated market size for this product and our projected market share. We also must pay royalties of 20% on our net sales of EVOMELA in all territories. Our EVOMELA royalty obligation and sales-based milestones are jointly treated as part of an "executory contract" (as defined under GAAP) that is connected with an at-market supply agreement for Captisol (requiring the continuing involvement of CyDex). As a result, the royalty obligation and sales-based milestones are treated as separate transactions apart from consideration for the EVOMELA rights. Our royalty expenses are reported through “cost of product sales” in our Condensed Consolidated Statements of Operations in the period of our recognized revenue for the product sale.
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
10. OUT-LICENSE OF MARQIBO, ZEVALIN, AND EVOMELA IN CHINA TERRITORY
Overview of CASI Out-License
On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, EVOMELA (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for the rights related to ZEVALIN and EVOMELA and a secured promissory note for the rights related to MARQIBO. Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues additional securities. In 2016, we acquired an additional 4.6 million common shares of CASI at par value, resulting in our total holding of 10.0 million common shares as of June 30, 2017.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(a)
Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $10.5 million as of June 30, 2017 within "other assets" (rather than "marketable securities") on our accompanying Condensed Consolidated Balance Sheets. The change in fair value of these securities is reported within “unrealized (loss) gain on available-for-sale securities" on the Condensed Consolidated Statements of Comprehensive Loss.

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
11. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES

On November 16, 2015, we entered into an out-license agreement with Mundipharma International Corporation Limited ("Mundipharma") for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015. Of the remaining $3 million received, $0.6 million, $0.4 million, $1.2 million, and $0.8 million were recognized in the same caption for the three and six months ended June 30, 2017 and 2016, respectively (and as of June 30, 2017, it has been recognized in full).

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

12. OUT-LICENSE OF ZEVALIN, FOLOTYN, BELEODAQ, AND MARQIBO IN CANADA TERRITORY
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. ("Servier") for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2016. We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.

13. CO-PROMOTION ARRANGEMENT WITH EAGLE PHARMACEUTICALS
On November 4, 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. ("Eagle") whereby designated members of our sales force concurrently marketed up to six of Eagle's products along with our products in return for fixed

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

monthly payments (aggregating $12.8 million), as well as variable sales-based milestones, over an 18 month contract term of January 1, 2016 through June 30, 2017 (the "Eagle Agreement"). As of July 1, 2017, our sales force is no longer marketing Eagle products, as the Eagle Agreement expired under its terms.
The fixed receipts from Eagle for our sales activities, as well as reimbursements of third-party marketing services, are recognized within "license fees and service revenue" on our accompanying Condensed Consolidated Statements of Operations. This amount was $2.4 million, $2.4 million, $4.7 million, and $4.3 million for the three and six months ended June 30, 2017 and 2016, respectively. No sales-based milestones were achieved in the current or prior periods.
An allocation of our sales personnel costs that were dedicated to Eagle are reported within "cost of service revenue" on our accompanying Condensed Consolidated Statements of Operations, as are the reimbursable costs for third-party marketing services. These were an aggregate $2.1 million, $2.2 million, $4.2 million, and $3.5 million for the three and six months ended June 30, 2017 and 2016, respectively.

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
Open Market Purchases of 2018 Convertible Notes and Conversion Hedge Unwind in December 2016
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10 million principal value) for $9.0 million. We recognized an aggregate loss of $25,000 on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which is included in "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of June 30, 2017, $110 million in principal of our 2018 Convertible Notes remains outstanding.
With these two open market purchases in December 2016, we concurrently unwound a portion of our previously sold warrants and previously purchased call options (that were part of our "conversion hedge" - see below) for aggregate net proceeds of $21,000. We recorded a corresponding net increase to "additional paid-in capital" in the Condensed Consolidated Balance Sheets as of December 31, 2016.
Conversion Hedge
We entered into Note Hedge transactions in December 2013 to reduce the potential dilution to our stockholders and/or offset any cash payments that we are required to make in excess of the principal amount, upon conversion of the 2018 Convertible Notes (in the event that the market price of our common stock is greater than the conversion price). The strike price of the “bought call” is equal to the conversion price and conversion rate of the 2018 Convertible Notes (then matching the 11.4 million common shares the 2018 Convertible Notes may be converted into); the strike price of our “sold warrant” is $14.03 per share of our common stock, and is also for 11.4 million common shares (reduced by the partial unwinding of these instruments, as discussed above).

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
As of June 30, 2017, the 2018 Convertible Notes are not eligible to be converted into our common stock as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of our common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the principal amount of $110 million in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of June 30, 2017 and December 31, 2016, is summarized as follows:

	June 30, 2017	December 31, 2016
Principal amount	$110,037	$110,037
(Less): Unamortized debt discount (amortized through December 2018)	(8,853)	(11,646)
(Less): Debt issuance costs	(1,027)	(1,348)
Carrying value	$100,157	$97,043

As of June 30, 2017 and December 31, 2016, the estimated aggregate fair value of the 2018 Notes is $115.5 million and $101.8 million, respectively. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Contractual coupon interest expense	$1,513	$1,650
Amortization of debt issuance costs	321	345
Accretion of debt discount	2,794	2,800
Total	$4,628	$4,795
Effective interest rate	8.65%	8.66%

15. FOLOTYN AGREEMENT AND DRUG DEVELOPMENT LIABILITY

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

As the result of our acquisition of Allos Therapeutics, Inc. on September 5, 2012 (through which we obtained in-license rights for FOLOTYN), we assumed its FOLOTYN development obligations and out-license terms under an active strategic collaboration agreement with a third-party, Mundipharma (the “Mundipharma Collaboration Agreement”). Under the Mundipharma Collaboration Agreement, we retained full commercialization rights for FOLOTYN in the U.S. and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world (the “Mundipharma Territories”).
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
As a result of the Amended Mundipharma Collaboration Agreement, (a) Europe and Turkey were excluded from Mundipharma’s commercialization territory, (b) we are entitled to regulatory and sales-dependent milestone receipts of up to $16 million and $107 million, respectively (see Note 16(b)(vii) for July 2017 achievement and anticipated receipt), (c) we will receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories, and (d) we and Mundipharma will bear our own FOLOTYN development costs.
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

	Drug Development Liability, Current – FOLOTYN	Drug Development Liability, Long Term – FOLOTYN	Total Drug Development Liability – FOLOTYN
Balance at December 31, 2016	$861	$12,269	$13,130
Transfer from long-term to current in 2017	(141)	141	—
(Less): Expenses incurred in 2017	(567)	—	(567)
Balance at June 30, 2017	$153	$12,410	$12,563

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
In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen.
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
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
On November 16, 2015, we entered into an out-license agreement with Mundipharma for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015. Of the $3 million received in January 2016, $0.6 million, $0.4 million, $1.2 million, and $0.8 million was recognized in the same caption for the three and six months ended June 30, 2017 and 2016, respectively (and as of June 30, 2017, it has been recognized in full).

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
(vii) FOLOTYN: Out-License Agreement with Mundipharma
As the result of our acquisition of Allos Therapeutics, Inc. on September 5, 2012 (through which we obtained in-license rights for FOLOTYN), we assumed its FOLOTYN development obligations and out-license terms under an active strategic collaboration agreement with a third-party, Mundipharma (the “Mundipharma Collaboration Agreement”). Under the Mundipharma Collaboration Agreement (as amended - see Note 15), we retained full commercialization rights for FOLOTYN in the U.S. and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, except in Europe and Turkey. We are contractually entitled to regulatory and sales milestone receipts from Mundipharma aggregating $16 million and $107 million, respectively, in addition to tiered double-digit royalties on their net sales within licensed territories.
On July 3, 2017, FOLOTYN was approved in Japan for the treatment of adult patients with relapsed or refractory PTCL. Consequently, we will receive a $3 million contractual milestone payment from our licensee (Mundipharma) in the third quarter of 2017. This amount will be recognized within "license fees and service revenue" on our Condensed Consolidated Statements of Operations for the three and nine months ending September 30, 2017.
(viii) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to
EVOMELA from Ligand (see Note 9(b)) and assumed responsibility for EVOMELA's ongoing clinical and regulatory development program. We filed a New Drug Application ("NDA") with the FDA in December 2015 for its use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. On March 10, 2016, the FDA communicated its approval of our NDA for EVOMELA. In connection with this FDA approval, we made a $6 million milestone payment to Ligand in April 2016. The distribution rights for EVOMELA are within "intangible assets, net of accumulated amortization and impairment charges" (see Note 3(f)) and is included within our accompanying Condensed Consolidated Balance Sheets as of June 30, 2017.

We are required to pay Ligand additional amounts of up to $60 million (exclusive of the $6 million milestone paid in April 2016), upon the achievement of specified net sales thresholds. We also pay royalties of 20% on our EVOMELA net sales in all territories.
(ix) MARQIBO: Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration Agreement

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, the former Talon stockholders have contingent financial rights that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $1.5 million and $1.3 million liability within “acquisition-related contingent obligations” as of June 30, 2017 and December 31, 2016, respectively. The maximum payout value of the contingent financial rights is $195 million, assuming all sales and regulatory approval milestones are achieved.
(x) QAPZOLA: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan for QAPZOLA. Pursuant to the terms of the agreement, Allergan paid us an up-front non-refundable fee of $41.5 million at closing (which we have amortized through revenue within “license fees and service revenue” in full as of December 31, 2013). In October 2008, pursuant to a letter agreement with NDDO Research Foundation (“NDDO”), we agreed to pay NDDO the following in relation to QAPZOLA milestones: (a) upon FDA acceptance of the NDA, the issuance of 25,000 of our common shares (which occurred in March 2016); the $0.1 million value of these shares was included in "research and development" expense for the year ended December 31, 2016, and (b) upon FDA approval of the drug, a one-time payment of $0.3 million.
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
(xi) QAPZOLA: Collaboration Agreement with Nippon Kayaku Co. LTD.
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
(xii) BELEODAQ: In-License and Collaboration Agreement with Onxeo
In February 2010, we entered into an in-license and collaboration agreement with TopoTarget A/S (now Onxeo DK) (“Onxeo”), as amended in October 2013, for the development and commercialization of BELEODAQ for a $30 million upfront payment plus additional payments described below. The agreement provides that we have the exclusive right to manufacture, develop, and commercialize BELEODAQ in North America and India, with an option for China.
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
(xiii) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Co. Ltd
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co. Ltd., or Hanmi, for ROLONTIS, formerly known as “LAPS-G-CSF" or "SPI-2012”, a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan. We have worldwide rights for ROLONTIS, except for Korea, China, and Japan. In the first quarter of 2016, we accrued a milestone payment of $1.9 million (as quantified under GAAP) related to Hanmi, based on initial patient dosing in January 2016 as part of our Phase 3 study. On April 26, 2016, we (i) issued 318,750 of our common shares to Hanmi for $2.3 million, and (ii) remitted a $0.4 million payment to the Internal Revenue Service (IRS) on their behalf for related tax obligations. This aggregate $2.7 million value was recognized within "research and development" expense in accompanying Condensed Consolidated Statements of Operations for the year ended December 31, 2016. We will also be responsible for milestones relating to regulatory approvals and sales thresholds (aggregating $238 million), which are not included within "total liabilities" in our Condensed Consolidated Balance Sheets. We will pay Hanmi royalties in the mid-teen digits on our net sales of ROLONTIS.
(xiv) POZIOTINIB: In-License Agreement with Hanmi
In February 2015, we executed an in-license agreement with Hanmi for POZIOTINIB, a pan-HER inhibitor in Phase 2 clinical trials, requiring our upfront payment for these rights. This drug has shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal, and lung cancers.
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
(xv) ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO: Out-License Agreement with Servier in Canada
In January 2016, we entered into a strategic partnership with Servier for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received an aggregate $6 million of upfront proceeds in the first quarter of 2016, which is recognized within "license fees and service revenue" in our accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2016. We will also receive development milestone payments upon the achievement of such regulatory milestones, and a high single-digit royalty on their sales of these products.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At June 30, 2017 and December 31, 2016, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $9.5 million and $8.4 million, respectively, and are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
(Unaudited)

Derivative Actions and consolidated State Derivative Actions are brought by the respective purported stockholders on behalf of Spectrum, the nominal plaintiff, against certain current and former directors and officers. The complaints are substantially similar and generally allege breaches of fiduciary duty based on conduct relating to a March 12, 2013 press release concerning sales of Spectrum's product FUSILEV. The complaints seek compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. On April 11, 2017, the parties executed a Stipulation and Agreement of Settlement covering the consolidated Federal Derivative Actions and consolidated State derivative Actions. Pursuant to the Agreement of Settlement, Spectrum (through its insurers) agreed to pay $530,000 for plaintiffs' attorneys' fees and expenses. The Stipulation and Agreement of Settlement was filed with the Eighth Judicial District Court of the State of Nevada in and for Clark County on April 13, 2017. On May 18, 2017, the Court entered an order preliminarily approving the Agreement of Settlement. On August 1, 2017, the Court entered an order finally approving the Agreement of Settlement and dismissing the derivative actions against all named Defendants with prejudice.
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the "Ayeni Action") and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the "Hartsock Action"). On November 15, 2016, the Ayeni Action was transferred to the United States District Court, District Court of Nevada. The parties have stipulated to a consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our NDA to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. Furthermore, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature as of June 30, 2017.

17. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a provision for income taxes of $0.1 million and a benefit for income taxes of $0.2 million for the six months ended June 30, 2017 and 2016, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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
The intra period tax allocation rules require that we allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods where we have a year-to-date pretax loss from continuing operations and year-to-date pre-tax income in other categories of earnings, such as other comprehensive income, ASC 740-20-45-7 requires that we allocate the income tax provision to other categories of earnings, and then record a related tax benefit in continuing operations. For the three and six months ended June 30, 2017 we recognized a net loss from investments and currency transactions within "other comprehensive (loss) income". As a result, for the six months ended June 30, 2017, there was no required allocation under ASC 740-20-45-7. For the six months ended June 30, 2016, we recognized net income from investments and foreign currency transactions within "other comprehensive (loss) income". As a result, we recorded a tax expense of $0.5 million in "other comprehensive (loss) income" on the accompanying Condensed Consolidated Statements of Comprehensive Loss, and a tax benefit of $0.2 million within "(provision) benefit for income taxes" on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016.

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

18. STOCKHOLDERS' EQUITY
Sale of Common Stock - December 2015 ATM Agreement
On December 23, 2015, we entered into a collective at-market-issuance sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (the “December 2015 ATM Agreement”). The December 2015 ATM Agreement allows us to raise gross proceeds of up to $100 million from the sale of our common stock through these brokers under our shelf registration statement on Form S-3 (declared effective by the SEC on February 3, 2016; File No. 333-208760).

We sold and issued shares of our common stock under the December 2015 ATM Agreement, as summarized in the following table:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the December 2015 ATM Agreement between April 1, 2016 and September 30, 2016 (no shares issued in remainder of 2016 or during the six months ended June 30, 2017)	10,890,915	$73,869
Conversion of Series E Convertible Voting Preferred Stock
In June 2016, our then outstanding 20 shares of Series E convertible voting preferred stock were converted (at the election of the preferred stockholders) into an aggregate of 40,000 common shares; a $6 thousand dividend in arrears was paid upon this conversion.

19. SUBSEQUENT EVENTS
Approval of FOLOTYN in Japan in July 2017
On July 3, 2017, FOLOTYN was approved in Japan for the treatment of adult patients with relapsed or refractory PTCL. Consequently, we will receive a $3 million contractual milestone payment from our licensee (Mundipharma) in the third quarter of 2017. This amount will be recognized within "license fees and service revenue" on our Condensed Consolidated Statements of Operations for the three and nine months ending September 30, 2017. Under the terms of this out-license agreement (see Note 16(b)(vii)), we are also contractually entitled to further revenue and regulatory milestone receipts upon Mundipharma's achievements (including $2 million upon their first commercial sale of FOLOTYN in Japan for this approved indication), in addition to graduated royalties on their net sales of FOLOTYN in Japan.
Sale of Common Stock Under ATM Agreement in July 2017
In July 2017, we sold and issued 3.2 million shares of our common stock for net proceeds of $23.7 million under the December 2015 ATM Agreement (see Note 18). These shares and proceeds are not included in our "common stock" and "cash and cash equivalents" on our Condensed Consolidated Balance Sheets at June 30, 2017, though will be included for the three and nine months ending September 30, 2017. We have now raised the maximum $100 million in gross proceeds through this December 2015 ATM Agreement.

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
We also have three drugs in mid-to-late stage development (in Phase 2 or Phase 3 clinical trials):

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
Recent Highlights in Our Business, Product Development Initiatives, and Regulatory Approvals
During the six months ended June 30, 2017, and through the filing date of this quarterly report, we accomplished various critical business objectives, which included:

•
ROLONTIS, a novel long-acting G-CSF: A pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia. Based on the amended Special Protocol Assessment (SPA) received from the FDA, the size of the ADVANCE study was reduced to

400 evaluable patients. The ADVANCE study has completed enrollment and we expect to report top line data in the first quarter of 2018. To strengthen our forthcoming Biologics License Application (BLA) package for FDA review, we have initiated a second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302), which is expected to enroll 218 patients in total, and include sites in the U.S., Europe, Canada and South Korea. We expect to file our BLA with the FDA for ROLONTIS in 2018.

•
QAPZOLA, a potent tumor-activated drug being investigated for NMIBC: In February 2017, we received a SPA from the FDA for our redesigned Phase 3 study of QAPZOLA. This Phase 3 study has been specifically designed to build on learnings from our previous studies, as well as recommendations from the FDA. Compared to our previous study, this study will (i) use twice the dosage of QAPZOLA (8mg versus 4mg), (ii) will evaluate far fewer patients (425 versus 1,557), and (iii) will evaluate time-to-recurrence as the primary endpoint. Approximately 50 sites have been selected for the Phase 3 study and patients are currently being screened. We expect to start enrolling patients in the third quarter of 2017.

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

◦
In collaboration with The University of Texas MD Anderson Cancer Center, an investigator sponsored trial is currently enrolling in non-small cell lung cancer patients with EGFR exon 20 insertion mutations. This study is expected to yield results before December 31, 2017. During March 2017, the first patient with exon 20 insertion mutation was treated with POZIOTINIB on a compassionate-use basis with encouraging results. The Company plans to initiate an additional multi-center study in patients with EGFR and HER2 exon 20 insertion mutations and is finalizing a protocol in consultation with the FDA. Tumors with exon 20 mutations have generally not been responsive to several other EGFR inhibitors. However, POZIOTINIB, due to its unique structure and characteristics, is believed to inhibit cell growth of EGFR exon 20 insertions.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals (as required)

RESULTS OF OPERATIONS
Operations Overview – Three and six months ended June 30, 2017 and 2016

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Total revenues	$34,301	100.0%	$33,949	100.0%	$63,402	100.0%	$77,815	100.0%
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	11,303	33.0%	5,609	16.5%	19,439	30.7%	11,212	14.4%
Cost of service revenue	2,118	6.2%	2,214	6.5%	4,221	6.7%	3,495	4.5%
Selling, general and administrative	17,107	49.9%	27,620	81.4%	35,715	56.3%	49,583	63.7%
Research and development	15,097	44.0%	14,281	42.1%	29,792	47.0%	29,744	38.2%
Amortization and impairment charges of intangible assets	6,901	20.1%	6,306	18.6%	13,790	21.8%	12,145	15.6%
Total operating costs and expenses	52,526	153.1%	56,030	165.0%	102,957	162.4%	106,179	136.5%
Loss from operations	(18,225)	(53.1)%	(22,081)	(65.0)%	(39,555)	(62.4)%	(28,364)	(36.5)%
Interest expense, net	(2,131)	(6.2)%	(2,375)	(7.0)%	(4,182)	(6.6)%	(4,714)	(6.1)%
Change in fair value of contingent consideration related to acquisitions	(97)	(0.3)%	(285)	(0.8)%	(294)	(0.5)%	(1,327)	(1.7)%
Other income, net	240	0.7%	340	1.0%	650	1.0%	618	0.8%
Loss before income taxes	(20,213)	(58.9)%	(24,401)	(71.9)%	(43,381)	(68.4)%	(33,787)	(43.4)%
(Provision) benefit for income taxes	(255)	(0.7)%	106	0.3%	(54)	(0.1)%	171	0.2%
Net loss	$(20,468)	(59.7)%	$(24,295)	(71.6)%	$(43,435)	(68.5)%	$(33,616)	(43.2)%
THREE MONTHS ENDED JUNE 30, 2017 VERSUS 2016
Total Revenues

	Three months ended June 30,
	2017		2016	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$2.1		$10.5	$(8.4)	(80.0)%
FOLOTYN	11.2		11.0	0.2	1.8%
ZEVALIN	2.3		2.8	(0.5)	(17.9)%
MARQIBO	2.2		2.1	0.1	4.8%
BELEODAQ	3.4		3.7	(0.3)	(8.1)%
EVOMELA	10.1		0.9	9.2	>100.0%
	$31.3	*	$30.9	$0.4	1.3%
License fees and service revenue	3.1		3.1	—	—%
Total revenues	$34.4	*	$34.0	$0.4	1.2%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2017, by an immaterial amount due to rounding.
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

FUSILEV revenue decrease is attributable to a continued significant decline in our net average sales price and unit sales due to the competitive launch of generic levo-leucovorin product in April 2015 - see Note 3(f). We expect to report further quarterly net sales declines of FUSILEV in 2017 due to this continued pricing pressure from generic competition.
FOLOTYN revenue increase is due to an increase in the net average sales price per unit, partially offset by a decline in units sold during the current period.
ZEVALIN revenue decrease is due to a decline in both the units sold and the net average sales price per unit.
MARQIBO revenue increased slightly due to an increase in units sold, partially offset by a decrease in the net average sales price per unit.
BELEODAQ revenue decreased as a result of a decrease in the average net sales price per unit in the current period.
EVOMELA revenue significantly increased in the current period as a result of an increase in units sold, partially offset by a decrease in the average net sales price per unit. The commercial launch of this product commenced in April 2016.
License fees and service revenue. Our license fees and service revenue remained consistent period over period. Refer to Note 5 for a detailed table of our license fees and service revenue by source for the three months ended June 30, 2017.
Operating Expenses

	Three months ended June 30,
	2017	2016	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization of intangible assets)	$11.3	$5.6	$5.7	101.8%
Cost of service revenue	2.1	2.2	(0.1)	(4.5)%
Selling, general and administrative	17.1	27.6	(10.5)	(38.0)%
Research and development	15.1	14.3	0.8	5.6%
Amortization and impairment charges of intangible assets	6.9	6.3	0.6	9.5%
Total operating costs and expenses	$52.5	$56.0	$(3.5)	(6.3)%
Cost of Product Sales. Cost of product sales increased in greater proportion to our net revenue increase in the current three month period. This increase is due to our (i) product sales mix, (ii) decline in the net sales price for certain products in the current period, and (iii) increased materials, manufacturing, and royalty costs for certain products in the current period.
Cost of Service Revenue. Cost of service revenue decreased slightly in the current period and exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for our promotion and sale of Eagle products. As of July 1, 2017, our sales force is no longer marketing Eagle products as the Eagle Agreement expired under its terms (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses decreased by $10.5 million in the current period largely due to legal expenses related to the shareholder litigation settlement in the second quarter of 2016, which did not reoccur in the current year period.

Research and Development. Research and development expenses increased by $0.8 million in the current period due to clinical trial costs associated with the progression of the ROLONTIS Phase 3 trials.
Amortization and Impairment Charges of Intangible Assets. Amortization expense increased by $0.6 million compared to the prior year period due to an adjustment of the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition (see Note 3(f)).
Total Other Expenses

	Three months ended June 30,
	2017	2016	$ Change	% Change
	($ in millions)
Total other expenses	$(2.0)	$(2.3)	$0.3	13.0%
Total other expenses decreased by $0.3 million due to a $0.2 million decrease in the contingent consideration valuation related to our MARQIBO product (see Note 9(a)), and a $0.2 million decrease in interest expense on our 2018 Convertible Notes (see Note 14).
(Provision) Benefit for Income Taxes

	Three months ended June 30,
	2017	2016	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes	$(0.3)	$0.1	$(0.4)	(400.0)%
In the first quarter of 2017, we reported a pretax loss from continuing operations and pretax income in other categories of earnings (such as "other comprehensive (loss) income"). This combination resulted in our first quarter tax benefit within continuing operations, and corresponding tax expense within "other comprehensive (loss) income". Our current period provision for income taxes of $0.3 million relates to the reversal of this first quarter tax benefit. The current period reversal is due to our current period unrealized losses from the change in value of our available-for-sale securities and its tax impact within "other comprehensive (loss) income". Our prior period benefit for income taxes of $0.1 million is primarily due to unrealized gains from the change in value of our available-for-sale securities (reported within "other comprehensive (loss) income"), while reporting a pretax loss from continuing operations.
SIX MONTHS ENDED JUNE 30, 2017 VERSUS 2016
Total Revenues

	Six months ended June 30,
	2017	2016	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$4.6	$25.7	$(21.1)	(82.1)%
FOLOTYN	20.5	24.3	$(3.8)	(15.6)%
ZEVALIN	5.1	5.6	$(0.5)	(8.9)%
MARQIBO	4.1	3.0	$1.1	36.7%
BELEODAQ	6.3	6.7	$(0.4)	(6.0)%
EVOMELA	16.4	0.9	$15.5	>100.0%
	$57.0	$66.2	$(9.2)	(13.9)%
License fees and service revenue	6.4	11.7	(5.3)	(45.3)%
Total revenues	$63.4	$77.9	$(14.5)	(18.6)%

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

FUSILEV revenue decrease is attributable to a continued significant decline in our net average sales price and unit sales due to the competitive launch of generic levo-leucovorin product in April 2015 - see Note 3(f). We expect to report further quarterly net sales declines of FUSILEV in 2017 due to this continued pricing pressure from generic competition.
FOLOTYN revenue decreased due to a decrease in units sold in the current period, partially offset by an increase in our net average sales price per unit.
ZEVALIN revenue decreased due to both a decrease in the units sold, and the net average sales price per unit.
MARQIBO revenue increased due to both an increase in the units sold during the period, and the average net sales price per unit.
BELEODAQ revenue decreased as a result of an increase in the units sold during the period, in addition to an increase in the average net sales price per unit.
EVOMELA revenue significantly increased in the current period as a result of an increase in units sold, partially offset by a decrease in the average net sales price per unit. The commercial launch of this product commenced in April 2016.
License fees and service revenue. Our license fees and service revenue in the current period decreased primarily due to the following: (i) an upfront receipt of $6 million for the out-license of ZEVALIN, FOLOTYN, BELEODAQ and MARQIBO (see Note 12), which did not reoccur in the current period, partially offset by (ii) a $0.4 million increase in fees from our co-promotion with Eagle (see Note 13), and (iii) a $0.4 million increase in ZEVALIN out-license royalties.
Operating Expenses

	Six months ended June 30,
	2017		2016		$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of product sales (excludes amortization and impairment charges of intangible assets)	$19.4		$11.2		$8.2	73.2%
Cost of service revenue	4.2		3.5		0.7	20.0%
Selling, general and administrative	35.7		49.6		(13.9)	(28.0)%
Research and development	29.8		29.7		0.1	0.3%
Amortization and impairment charges of intangible assets	13.8		12.1		1.7	14.0%
Total operating costs and expenses	$102.9	*	$106.1	*	$(3.2)	(3.0)%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2017, by an immaterial amount due to rounding.
Cost of Product Sales. Despite our decreased revenue in the current six month period, cost of product sales increased. This increase is due to our (i) product sales mix, (ii) decline in the net sales price for certain products in the current period, and (iii) increased materials, manufacturing, and royalty costs for certain products in the current period.
Cost of Service Revenue. Cost of service revenue increased in the current period and exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for our promotion and sale of Eagle products. As of July 1, 2017, our sales force is no longer marketing Eagle products as the Eagle Agreement expired under its terms (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses decreased by $13.9 million, largely driven by non-recurring legal expenses and settlements in the first half of 2016 related to shareholder litigation and FOLOTYN patent matters. In addition, in the current year period we increased by $0.7 million the allocation of our employee costs from "selling, general and administrative" to "cost of service revenue" related to the promotion and sale of Eagle products (see Note 13).

Research and Development. Research and development expenses remained consistent period over period. Although clinical trial costs increased with the progression of the ROLONTIS Phase 3 trials, this was offset by decreased development expenses primarily as a result of the commercial launch of EVOMELA in April 2016, and the ROLONTIS clinical milestone achieved during the first quarter of 2016, which did not reoccur during the current year period.
Amortization and Impairment Charges of Intangible Assets. Amortization expense increased by $1.7 million in the current year due to an adjustment of the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition (see Note 3(f)).
Total Other Expenses

	Six months ended June 30,
	2017	2016	$ Change	% Change
	($ in millions)
Total other expenses	$(3.8)	$(5.4)	$1.6	29.6%
Total other expenses decreased by $1.6 million primarily due to a $1.0 million decrease in the contingent consideration valuation related to our MARQIBO product (see Note 9(a)), and a $0.5 million decrease in interest expense on our 2018 Convertible Notes (see Note 14).
(Provision) Benefit for Income Taxes

	Six months ended June 30,
	2017	2016	$ Change	% Change
	($ in millions)
(Provision) benefit for income taxes	$(0.1)	$0.2	$(0.3)	150.0%
Our $0.1 million tax provision in the current period principally arose from deferred tax charges associated with amortization of tax-deductible goodwill. In the prior year period we reported a pretax loss from continuing operations and unrealized gains on our available-for-sale securities, attributable to its change in value. This resulted in our prior period tax expense within "other comprehensive (loss) income" and a corresponding tax benefit of $0.2 million within continuing operations.
LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2017	December 31, 2016	June 30, 2016
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$138,561	$158,469	$156,006
Accounts receivable, net	$41,977	$39,782	$34,319
Total current assets	$199,014	$216,650	$206,652
Total current liabilities	$64,565	$65,513	$58,321
Working capital surplus (a)	$134,449	$151,137	$148,331
Current ratio (b)	3.1	3.3	3.5

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $19.5 million for the six months ended June 30, 2017, as compared to $24.1 million in the prior year period. For the six months ended June 30, 2017 and 2016, our cash collections from customers totaled $75.9 million and $82.3 million, respectively, representing 119.7% and 105.8% of reported net revenue for the same years. For the six months ended June 30, 2017 and 2016, cash payments to our employees, vendors, and end-users for products, services, chargebacks, and rebates totaled $99.9 million and $112.0 million, respectively.

Net Cash Used In Investing Activities
Net cash used in investing activities was $0.8 million for the six months ended June 30, 2017, as compared to $0.1 million in the prior year period. Our cash used in investing activities during the first six months of 2017 primarily relates to a $0.6 million payment for corporate-owned life insurance premiums and $0.2 million of property and equipment purchases.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2017, as compared to $40.3 million in the prior year period. Our cash provided by financing activities during the first six months of 2017 primarily relates to $1.0 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options and $0.4 million of proceeds from employee stock purchases under our employee stock purchase plan, partially offset by $1.3 million for the purchase and retirement of restricted stock (at our employees’ election), in order to meet their respective federal and state tax obligations at the time of stock vesting.
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
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10.0 million principal value) for $9.0 million. We recognized an aggregate loss of $25,000 on the retirement of these 2018 Convertible Notes (based on their carrying value under GAAP), which was included in "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of June 30, 2017, $110 million in principal of our 2018 Convertible Notes is outstanding.
We concurrently unwound a portion of our previously sold warrants and previously purchased call options that were part of our "conversion hedge" (see Note 14) for aggregate net proceeds of $21,000, with a corresponding net increase to "additional paid-in capital" in the Condensed Consolidated Balance Sheets as of December 31, 2016.
Sale of Common Stock Under ATM Agreement in July 2017
In July 2017, we sold and issued 3.2 million shares of our common stock for net proceeds of $23.7 million under the December 2015 ATM Agreement (see Note 18). These shares and proceeds are not included in our "common stock" and "cash and cash equivalents" on our Condensed Consolidated Balance Sheets at June 30, 2017, though will be included for the three and nine months ending September 30, 2017. We have now raised the maximum $100 million in gross proceeds through this December 2015 ATM Agreement.
Future Capital Requirements
We believe that the future growth of our business will depend on our ability to successfully develop and acquire drugs for the treatment of cancer, and to successfully bring them to market.

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
We believe that our $139 million in aggregate cash and equivalents, and marketable securities as of June 30, 2017 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities (see Note 18), if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Contractual Obligations
During the three and six months ended June 30, 2017, there were no material changes to our contractual obligations described under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017, other than the fulfillment of existing obligations in the ordinary course of business.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates, credit ratings and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on June 30, 2017, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros (and other currencies to a lesser extent). We mitigate such risk by maintaining a limited portion of our cash in Euros.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SPECTRUM PHARMACEUTICALS, INC.

Date:	August 4, 2017	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)