Form 10-Q
period 2017-09-30
SPECTRUM PHARMACEUTICALS INC
filed 2017-11-03
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, 100,662,238 shares of the registrant’s common stock were outstanding.

SPECTRUM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

SPECTRUM PHARMACEUTICALS, INC. ®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ®, EVOMELA® and QAPZOLA® are registered trademarks of Spectrum Pharmaceuticals, Inc. and its affiliates. ROLONTIS™, REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals' logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$247,468	$158,222
Marketable securities	248	247
Accounts receivable, net of allowance for doubtful accounts of $88 and $88, respectively	37,767	39,782
Other receivables	5,876	5,754
Inventories	8,983	8,715
Prepaid expenses and other assets	2,957	3,930
Total current assets	303,299	216,650
Property and equipment, net of accumulated depreciation	615	449
Intangible assets, net of accumulated amortization and impairment charges	144,036	164,234
Goodwill	18,131	17,886
Other assets	35,736	29,549
Total assets	$501,817	$428,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$49,635	$52,483
Accrued payroll and benefits	7,636	8,981
Deferred revenue	2,783	3,188
FOLOTYN development liability	153	861
Total current liabilities	60,207	65,513
FOLOTYN development liability, less current portion	12,273	12,269
Deferred revenue, less current portion	324	323
Acquisition-related contingent obligations	4,551	1,315
Deferred tax liabilities	6,829	6,675
Other long-term liabilities	11,127	9,604
Convertible senior notes	101,770	97,043
Total liabilities	197,081	192,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Series B junior participating preferred stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E convertible voting preferred stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 94,061,740 and 80,466,735 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	94	80
Additional paid-in capital	765,754	640,166
Accumulated other comprehensive income (loss)	3,673	(1,579)
Accumulated deficit	(464,785)	(402,641)
Total stockholders’ equity	304,736	236,026
Total liabilities and stockholders’ equity	$501,817	$428,768
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$31,234	$30,272	$88,235	$96,401
License fees and service revenue	5,161	3,121	11,562	14,807
Total revenues	$36,395	$33,393	$99,797	$111,208
Operating costs and expenses:
Cost of sales (excludes amortization and impairment charges of intangible assets)	12,179	7,503	31,618	18,715
Cost of service revenue	—	2,221	4,221	5,716
Selling, general and administrative	18,880	19,465	54,595	69,047
Research and development	13,878	13,293	43,670	43,037
Amortization and impairment charges of intangible assets	6,928	6,907	20,718	19,052
Total operating costs and expenses	51,865	49,389	154,822	155,567
Loss from operations	(15,470)	(15,996)	(55,025)	(44,359)
Other (expense) income:
Interest expense, net	(2,014)	(2,373)	(6,196)	(7,087)
Change in fair value of contingent consideration related to acquisitions	(2,942)	78	(3,236)	(1,249)
Other income, net	251	372	901	990
Total other expenses	(4,705)	(1,923)	(8,531)	(7,346)
Loss before income taxes	(20,175)	(17,919)	(63,556)	(51,705)
Benefit for income taxes	1,466	464	1,412	635
Net loss	$(18,709)	$(17,455)	$(62,144)	$(51,070)
Net loss per share:
Basic and diluted	$(0.22)	$(0.22)	$(0.78)	$(0.73)
Weighted average shares outstanding:
Basic and diluted	83,463,153	79,303,380	80,177,370	70,437,885
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(18,709)	$(17,455)	$(62,144)	$(51,070)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income tax expense of $2,068, $342, and $2,068, $872 for the three and nine months ended September 30, 2017 and 2016, respectively.	5,047	465	3,903	2,975
Foreign currency translation adjustments	405	96	1,349	254
Other comprehensive income	5,452	561	5,252	3,229
Total comprehensive loss	$(13,257)	$(16,894)	$(56,892)	$(47,841)
See accompanying notes to these unaudited condensed consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(62,144)	$(51,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,965	19,493
Stock-based compensation	9,654	9,754
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 14)	4,236	4,246
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 14)	491	521
Bad debt recovery	—	(15)
Unrealized foreign currency exchange gain	(18)	(155)
Change in cash surrender value of corporate owned life insurance	(266)	—
Research and development expense recognized for the value of common stock issued in connection with QAPZOLA (Note 16(b)(x)) and ROLONTIS (Note 16(b)(xiii)) milestone achievements	—	2,419
Deferred tax liabilities	154	(40)
Income tax recognition on unrealized gain for available-for-sale securities	(2,068)	—
Change in fair value of contingent consideration related to the Talon and EVOMELA acquisitions (Note 9)	3,236	1,249
Changes in operating assets and liabilities:
Accounts receivable, net	2,143	(12,040)
Other receivables	(88)	5,571
Inventories	554	(6,768)
Prepaid expenses	972	804
Other assets	183	(2,095)
Accounts payable and other accrued obligations	(2,954)	(6,595)
Accrued payroll and benefits	(1,343)	(451)
FOLOTYN development liability (Note 15)	(704)	(526)
Acquisition related contingent obligations	—	(1,300)
Deferred revenue	(483)	(1,417)
Other long-term liabilities	1,523	1,321
Net cash used in operating activities	(25,957)	(37,094)
Cash Flows From Investing Activities:
Payment for corporate-owned life insurance premiums	(601)	—
Redemption of mutual funds	(1)	(1)
Purchases of property and equipment	(412)	(61)
Net cash used in investing activities	(1,014)	(62)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	3,051	190
Proceeds from sale of stock under employee stock purchase plan	406	383
Purchase and retirement of restricted stock to satisfy employees' tax liability at vesting	(1,476)	(829)
Payment of contingent consideration related to EVOMELA acquisition (Note 9(b))	—	(4,700)
Proceeds from common shares sold under an at-market-issuance sales agreement (Note 18)	113,966	73,869
Dividends paid upon conversion of Series E Convertible Voting Preferred Stock (Note 18)	—	(6)
Net cash provided by financing activities	115,947	68,907
Effect of exchange rates on cash and equivalents	270	113
Net increase in cash and cash equivalents	89,246	31,864
Cash and cash equivalents—beginning of period	158,222	139,741
Cash and cash equivalents—end of period	$247,468	$171,605
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$11
Cash paid for interest	$1,513	$1,650

See accompanying notes to these unaudited condensed consolidated financial statements.

Spectrum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, and a commercial infrastructure and field sales force for our marketed products. Currently, we have six approved oncology/hematology products (FUSILEV, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer, acute lymphoblastic leukemia, and multiple myeloma ("MM").
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
(b) Basis of Presentation
Interim Financial Statements
The interim financial data for the three and nine months ended September 30, 2017 and 2016, respectively, is unaudited, and is not necessarily indicative of our operating results for a full year. In the opinion of our management, the interim data includes normal and recurring adjustments necessary for a fair presentation of our financial results for the three and nine months ended September 30, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The December 31, 2016 balances reported herein are derived from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017 (our "2016 Form 10-K"). The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in our 2016 Form 10-K.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the three and nine months ended September 30, 2017 and 2016, respectively, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash and securities held in certain foreign bank accounts and by our Ex-U.S. entities, and our ZEVALIN distribution rights for the Ex-U.S. territory) are held in the U.S.
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
The estimates and assumptions that most significantly impact the presented amounts within these Condensed Consolidated Financial Statements are further described below:
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
Our GTN estimates are comprised of the following categories:
Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased product beginning at its expiration date and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months thereafter (as well as for overstock inventory, as determined by end-users). Returned product is generally destroyed and not resold. Returns outside of the above-referenced criteria or for expiry of ZEVALIN and FOLOTYN are not contractually, or customarily, allowed. We estimate expected product returns for our allowance based on our historical return rates.

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
(b) License Fees: Our out-license arrangements with licensees for their limited rights to market our product(s) may include one or more of the following forms of consideration: (a) upfront license fees, (b) royalties from our licensees’ sales, (c) milestone receipts from our licensees’ sales, and (d) milestone receipts upon regulatory achievements by us or our licensees. We recognize revenue from these categories based on the contractual terms that establish the legal rights and obligations between us and our licensees. We complete the following steps in determining the dollar amount and timing of revenue recognition from our license fees:

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

(c) Service Revenue: We receive fees under certain arrangements for (a) sales and marketing services, (b) supply chain services, (c) research and development services, and (d) clinical trial management services. Payment for these services may be triggered by (i) an established fixed-fee schedule, (ii) the completion of product delivery in our capacity as a procurement agent, (iii) the successful completion of a phase of development, (iv) favorable results from a clinical trial, and/or (v) regulatory approval events.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(d) New Revenue Recognition Standard: ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), is effective for us beginning January 1, 2018. This new accounting standard requires that we recognize revenue in a manner that reasonably reflects the delivery of our goods or services to customers in return for expected consideration. To achieve this core principle, ASU 2014-09 provides the following steps in evaluating revenue arrangements: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

We are substantially complete with our evaluation of this new revenue standard, including (i) the impact on the value and timing of our revenue recognition for product sales, out-license arrangements, and service arrangements, (ii) the financial reporting transition requirements for adoption, and (iii) expanded footnote disclosures in our financial statements. We believe the adoption of ASU 2014-09 will not result in a material change of revenue recognition for our current product sales and out-license arrangements. We presently have no active service arrangements, though this new accounting standard would not have materially affected our historical revenue accounting practices for those types of arrangements. We will apply the "modified retrospective”transition method to implement ASU 2014-09 on January 1, 2018 (i.e., recognition of the cumulative effect of initially applying this standard to the opening balance of retained earnings), and as applicable, will include expanded revenue footnote disclosure requirements, beginning with our Form 10-Q for the period ended March 31, 2018.
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
(iv) Accounts Receivable, Net of Allowance for Doubtful Accounts
Our accounts receivables are derived from our product sales and license fees (receivables related to our service revenue is recorded in "other receivables"), and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance after appropriate collection efforts are exhausted.
(v) Inventories
We value our inventory at the lower of (i) the actual cost of its purchase or manufacture, or (ii) its current market value. Inventory cost is determined on the first-in, first-out method. We regularly review our inventory quantities in process of manufacture and on hand. When appropriate, we record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast by product and corresponding expiry dates of each product lot.
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
The calculation of the fair value of stock options and the recognition of stock-based compensation expense requires uncertain assumptions, including (a) the pre-vesting forfeiture rates of the awards, (b) the expected term of our stock options, (c) our stock price volatility over its expected term (and that of our designated peer group with respect to certain market-based awards), and (d) the "risk-free" interest rate over the expected term.
We estimate forfeiture rates based on our employees’ overall forfeiture history, which we believe will be representative of future results. We estimate the expected term of stock options granted based on our employees’ historical exercise patterns, which we believe will be representative of their future behavior. We estimate the volatility of our common stock on the date of grant based on historical volatility of our common stock for a look-back period that corresponds with the expected term. We estimate the risk-free interest rate based upon the U.S. Treasury yields in effect at award grant, for a period equaling the expected term of the stock option.
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
The composition of selected financial statement captions that comprise the accompanying Condensed Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

As of September 30, 2017 and December 31, 2016, our holdings included in “cash and cash equivalents” and “marketable securities” were at major financial institutions.
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
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

						Marketable Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Current	Long Term
September 30, 2017
Bank deposits	$21,574	$—	$—	$21,574	$21,574	$—	$—
Money market funds	225,894	—	—	225,894	225,894	—	—
Bank certificates of deposits	248	—	—	248	—	248	—
Total cash and cash equivalents and marketable securities	$247,716	$—	$—	$247,716	$247,468	$248	$—
December 31, 2016
Bank deposits	$23,915	$—	$—	$23,915	$23,915	$—	$—
Money market funds	128,563	—	—	128,563	128,563	—	—
Bank certificates of deposits	5,991	—	—	5,991	5,744	247	—
Total cash and cash equivalents and marketable securities	$158,469	$—	$—	$158,469	$158,222	$247	$—
As of September 30, 2017, none of these securities had been in a continuous unrealized loss position longer than one year.
(b) Property and Equipment, Net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consist of the following:

	September 30, 2017	December 31, 2016
Computer hardware and software	$2,933	$2,550
Laboratory equipment	622	622
Office furniture	218	211
Leasehold improvements	2,938	2,912
Property and equipment, at cost	6,711	6,295
(Less): Accumulated depreciation	(6,096)	(5,846)
Property and equipment, net of accumulated depreciation	$615	$449
Depreciation expense (included within “total operating costs and expenses” in the accompanying Condensed Consolidated Statements of Operations) for the nine months ended September 30, 2017 and 2016, was $0.2 million and $0.4 million, respectively.
New Lease Accounting Standard

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, which creates Topic 842, Leases under the FASB Accounting Standards Codification, and which will supersede Topic 840, Leases. ASU 2016-02 is effective for us beginning January 1, 2019, and mandates a "modified retrospective" transition method. This new standard requires lease assets and lease liabilities (including for operating leases) to be presented on the balance sheet at their "gross amount" and requires additional disclosures regarding lease arrangements. We are currently assessing the impact this guidance will have on our consolidated financial statements, though we currently do not expect it to be significant. We presently do not have any capital lease arrangements, but have several operating lease agreements. These lease agreements primarily relate to our principal executive office in Henderson, Nevada and our administrative and research and development facility in Irvine, California.

(c) Inventories
“Inventories” consist of the following:

	September 30, 2017	December 31, 2016
Raw materials	$1,683	$2,991
Work-in-process	7,457	7,838
Finished goods	3,439	2,305
(Less:) Non-current portion of inventories included within "other assets" *	(3,596)	(4,419)
Inventories	$8,983	$8,715

* The "non-current" portion of inventories is presented within "other assets" in the accompanying Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively. This value of $3.6 million at September 30, 2017 represents product that we expect to sell beyond September 30, 2018.
(d) Prepaid Expenses and Other Assets
“Prepaid expenses and other assets” consist of the following:

	September 30, 2017	December 31, 2016
Prepaid insurance	$185	$721
Inventory other	712	1,458
Other miscellaneous prepaid operating expenses	2,060	1,751
Prepaid expenses and other assets	$2,957	$3,930
(e) Other Receivables
“Other receivables” consist of the following:

	September 30, 2017	December 31, 2016
FOLOTYN milestone for first sale in Japan (Note 16(b)(vii))	2,000	—
CASI note - short term*	1,515	—
Other miscellaneous receivables**	1,033	239
Employee receivables***	857	—
Reimbursements due from development partners for incurred research and development expenses	418	1,796
Insurance receivable	53	500
Receivable for contracted sales and marketing services (Note 13)	—	1,831
Income tax receivable	—	1,388
Other receivables	$5,876	$5,754
* This full balance was prospectively reclassified beginning March 31, 2017 to "other receivables" (presented within current assets on the accompanying Condensed Consolidated Balance Sheets) from "other assets" (presented within non-current assets) due to this note's maturity date - see Note 10.
** As of September 30, 2017, this balance is inclusive of $0.6 million of Medicaid rebate credits to be applied against future invoices for each respective state program.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

*** This balance represents amounts due to us for exercises of stock options by employees. These exercises were executed by September 30, 2017, but the cash receipts did not post to our bank account until October 2017.
(f) Intangible Assets and Goodwill
“Intangible assets, net of accumulated amortization and impairment charges” consist of the following:

		September 30, 2017
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights (1)	7,700	(888)	—	—	6,812	156	138
BELEODAQ distribution rights	25,000	(6,094)	—	—	18,906	160	121
MARQIBO distribution rights	26,900	(16,102)	—	—	10,798	81	30
FOLOTYN distribution rights (2)	118,400	(50,843)	—	—	67,557	152	62
ZEVALIN distribution rights – U.S.	41,900	(36,688)	—	—	5,212	123	18
ZEVALIN distribution rights – Ex-U.S.	23,490	(16,579)	(2,763)	—	4,148	96	30
FUSILEV distribution rights (3)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (4)	27,900	(13,874)	—	(1,023)	13,003	110	58
Total intangible assets	$305,668	$(150,686)	$(2,763)	$(8,183)	$144,036

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

(3)
On February 20, 2015, the U.S. District Court for the District of Nevada found the patent covering FUSILEV to be invalid, which was upheld on appeal. On April 24, 2015, Sandoz Inc. began to commercialize a generic version of FUSILEV. This represented a “triggering event” under applicable GAAP in evaluating the value of our FUSILEV distribution rights as of March 31, 2015, resulting in a $7.2 million impairment charge (non-cash) in the first quarter of 2015. We accelerated amortization expense recognition in 2015 for the then remaining net book value of FUSILEV distribution rights.

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

Intangible asset amortization and impairment expense recognized during the nine months ended September 30, 2017 and 2016 was $20.7 million and $19.1 million, respectively.

Estimated intangible asset amortization expense for the remainder of 2017 and the five succeeding fiscal years and thereafter is as follows:

Years Ending December 31,
Remainder of 2017	$6,930
2018	27,719
2019	25,114
2020	19,761
2021	18,266
2022	15,882
2023 and thereafter	12,764
$126,436
“Goodwill” is comprised of the following:

	September 30, 2017	December 31, 2016
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(266)	(511)
Goodwill	$18,131	$17,886

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(g) Other Assets
“Other assets” are comprised of the following:

	September 30, 2017	December 31, 2016
Equity securities (see Note 10)*	$17,751	$11,533
Promissory note receivable - long term (see Note 10)**	—	1,510
Research & development supplies and other	267	224
Executive officer life insurance – cash surrender value	14,122	11,863
Inventories - non-current portion	3,596	4,419
Other assets	$35,736	$29,549

* These equity securities in CASI were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold them for at least one year beyond September 30, 2017. The unrealized gain on these "available-for-sale" equity securities are recognized as an increase to "other assets" and "accumulated deficit" (as a component of "other comprehensive income") within the accompanying Condensed Consolidated Balance Sheets and totaled $3.9 million, net of income tax, for the nine months ended September 30, 2017. Effective January 1, 2018, under the new requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, we will recognize our unrealized holding gains and losses on our "available-for-sale" equity securities within "other (expense) income" on the Consolidated Statement of Operations (rather than through "other comprehensive income" on the Consolidated Statements of Comprehensive Loss).
** This note was reclassified to "other receivables" from "other assets" beginning March 31, 2017 due to its March 2018 maturity date.
(h) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” are comprised of the following:

	September 30, 2017	December 31, 2016
Trade accounts payable and other accrued liabilities	$25,464	$30,488
Accrued rebates	8,120	8,350
Accrued product royalty	4,610	4,723
Allowance for returns	3,458	2,309
Accrued data and distribution fees	4,344	4,222
Accrued GPO administrative fees	449	384
Accrued inventory management fee	1,347	540
Allowance for chargebacks	1,843	1,467
Accounts payable and other accrued liabilities	$49,635	$52,483
Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2015	$20,167	$3,386	$1,394
Add: provisions	98,317	14,979	2,123
(Less): credits or actual allowances	(108,667)	(13,219)	(1,208)
Balance as of December 31, 2016	9,817	5,146	2,309
Add: provisions	85,602	15,495	2,164
(Less): credits or actual allowances	(85,456)	(14,501)	(1,015)
Balance as of September 30, 2017	$9,963	$6,140	$3,458

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(i) Deferred Revenue
Deferred revenue (current and non-current) is comprised of the following:

	September 30, 2017	December 31, 2016
ZEVALIN out-license deferred revenue in Asia/other territories (see Note 11)	$—	$1,255
EVOMELA deferred revenue*	2,731	1,887
ZEVALIN out-license in India territory (see Note 16(b)(iii))	376	369
Deferred revenue	$3,107	$3,511
* We commercialized EVOMELA beginning in April 2016, and have deferred revenue recognition (see Note 2(i)(a)) for any product shipped to our distributors, but not ordered and received by end-users as of September 30, 2017 and December 31, 2016. This deferral is a result of our present inability to estimate future customer returns and rebate levels for this recently launched product.
(j) Other Long-Term Liabilities
"Other long-term liabilities" are comprised of the following:

	September 30, 2017	December 31, 2016
Accrued executive deferred compensation	$10,250	$8,352
Deferred rent (non-current portion)	83	167
Clinical study holdbacks, non-current	56	47
Other tax liabilities	738	738
Royalty liability	—	300
Other long-term liabilities	$11,127	$9,604

4. GROSS-TO-NET PRODUCT SALES
The below table presents a GTN product sales reconciliation for the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross product sales	$66,517	$61,513	$192,443	$175,963
Commercial rebates and government chargebacks	(28,075)	(26,167)	(85,400)	(67,389)
Data and distribution fees, GPO fees, and inventory management fees	(5,864)	(4,234)	(15,503)	(10,235)
Prompt pay discounts	(455)	(300)	(1,143)	(380)
Product returns allowance	(889)	(540)	(2,162)	(1,558)
Product sales, net	$31,234	$30,272	$88,235	$96,401

5. COMPOSITION OF TOTAL REVENUE
The below table presents our net product sales by geography for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
United States	$29,184	93.4%	$29,576	97.7%	$82,049	93.0%	$93,392	96.9%
Europe	2,050	6.6%	696	2.3%	6,186	7.0%	3,009	3.1%
Product sales, net	$31,234	100.0%	$30,272	100.0%	$88,235	100.0%	$96,401	100.0%

The below table presents our net product sales by drug for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
FUSILEV	$1,792	5.7%	$4,893	16.2%	$6,426	7.3%	$30,568	31.7%
FOLOTYN	11,576	37.1%	11,315	37.4%	32,031	36.3%	35,577	36.9%
ZEVALIN	2,737	8.8%	2,627	8.7%	7,881	8.9%	8,224	8.5%
MARQIBO	1,227	3.9%	1,925	6.4%	5,369	6.1%	4,921	5.1%
BELEODAQ	3,399	10.9%	3,635	12.0%	9,666	11.0%	10,326	10.7%
EVOMELA	10,503	33.6%	5,877	19.4%	26,862	30.4%	6,785	7.0%
Product sales, net	$31,234	100.0%	$30,272	100.0%	$88,235	100.0%	$96,401	100.0%

The below table presents our license fees and service revenues by source for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Sales and marketing contracted services (Note 13)	$—	—%	$2,406	77.1%	$4,747	41.1%	$6,737	45.5%
Out-license of ZEVALIN, FOLOTYN, BELEODAQ, MARQIBO: upfront cash receipt and subsequent royalties for the Canada territory (Note 16(b)(xv))	—	—%	—	—%	3	—%	6,000	40.5%
Out-license of ZEVALIN: recognition of upfront cash receipt and subsequent royalties for Asia and certain other territories, excluding China (Note 11)	—	—%	474	15.2%	1,245	10.8%	1,308	8.8%
Out-license of FOLOTYN in all countries except the U.S., Canada, Europe, and Turkey: royalties (Note 15)	5,148	99.7%	229	7.3%	5,530	47.8%	705	4.8%
Out-license of ZEVALIN: amortization of upfront cash receipt related to India territory (Note 16(b)(iii)) and other	13	0.3%	12	0.4%	37	0.3%	57	0.4%
License fees and service revenues	$5,161	100.0%	$3,121	100.0%	$11,562	100.0%	$14,807	100.0%

6. STOCK-BASED COMPENSATION
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Condensed Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “total operating costs and expenses” for the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$68	$30	$150	$84
Research and development	592	470	1,438	1,461
Selling, general and administrative	2,750	2,650	8,066	8,209
Total stock-based compensation	$3,410	$3,150	$9,654	$9,754

7. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(18,709)	$(17,455)	$(62,144)	$(51,070)
Weighted average shares – basic and diluted	83,463,153	79,303,380	80,177,370	70,437,885
Net loss per share – basic and diluted	$(0.22)	$(0.22)	$(0.78)	$(0.73)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact under the "treasury stock method" and "if-converted method" would have been anti-dilutive due to our net loss per share in the three and nine months ended September 30, 2017 and 2016, as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
2018 Convertible Notes	10,454,799	11,401,284	10,454,799	11,401,284
Common stock options	3,144,969	1,603,028	1,504,155	1,498,034
Restricted stock awards	2,025,661	2,609,533	2,025,661	2,609,533
Common stock warrants	111,441	—	32,833	1,674
Preferred stock*	—	—	—	—
Total	15,736,870	15,613,845	14,017,448	15,510,525

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
(Unaudited)

2(xiii)):

	September 30, 2017 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$248	$—	$248
Money market funds	—	225,894	—	225,894
Equity securities (Note 10)	17,751	—	—	17,751
Mutual funds	—	58	—	58
Deferred compensation investments (life insurance cash surrender value)	—	14,122	—	14,122	*
	$17,751	$240,322	$—	$258,073
Liabilities:
Deferred executive compensation liability (Note 16(f))	$—	$10,250	$—	$10,250	*
FOLOTYN development liability (Note 15)	—	—	12,426	12,426
Talon CVR - MARQIBO (Note 9(a))	—	—	4,489	4,489
Corixa Liability - ZEVALIN (Note 16(b)(i))	—	—	62	62
	$—	$10,250	$16,977	$27,227

	December 31, 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$5,991	$—	$5,991
Money market funds	—	128,563	—	128,563
Equity securities (Note 10)	11,533	—	—	11,533
Mutual funds	—	56	—	56
Deferred compensation investments (life insurance cash surrender value)	—	11,863	—	11,863	*
	$11,533	$146,473	$—	$158,006
Liabilities:
Deferred executive compensation liability (Note 16(f))	$—	$8,352	$—	$8,352	*
FOLOTYN development liability (Note 15)	—	—	13,130	13,130
Talon CVR - MARQIBO (Note 9(a))	—	—	1,253	1,253
Corixa Liability - ZEVALIN (Note 16(b)(i))	—	—	62	62
	$—	$8,352	$14,445	$22,797
* The reported value of "deferred compensation investments" is based on the cash surrender value of the life insurance policies, while the value of the "deferred executive compensation liability" is based on the market value of the underlying investment holdings.

We did not have any transfers between "Level 1" and "Level 2" (see Note 2(xiii)) for all periods presented.
The table below summarizes the 2016 and 2017 activity of our liabilities that are valued with unobservable inputs (i.e, "Level 3"):

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2015	$21,352
Settlement of Ligand Contingent Consideration liability - EVOMELA (see Note 9(b))	(6,000)
FOLOTYN development liability (see Note 15)	(1,556)
Ligand Contingent Consideration fair value adjustment prior to settlement - EVOMELA (see Note 9(b))	773
Talon CVR fair value adjustment - MARQIBO (see Note 9(a))	(124)
Balance at December 31, 2016	14,445
FOLOTYN development liability (see Note 15)	(704)
Talon CVR fair value adjustment - MARQIBO (see Note 9(a))	3,236
Balance at September 30, 2017*	$16,977
* This amount is comprised of the current and non-current portions of “FOLOTYN development liability” and the non-current portion of “acquisition-related contingent obligations” on our accompanying Condensed Consolidated Balance Sheets.
Our carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, excluding acquisition-related contingent obligations, approximate their related fair values due to their short-term nature.

9. BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION
(a) Acquisition of Talon Therapeutics, Inc.
Overview of Talon Acquisition
On July 17, 2013, we purchased all of the outstanding shares of common stock of Talon Therapeutics, Inc. (“Talon”). Through the acquisition of Talon, we gained worldwide rights to MARQIBO. We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date. The Talon purchase consideration was comprised of (i) an aggregate upfront cash amount of $11.3 million, (ii) issuance of 3.0 million shares of our common stock, then equivalent to $26.3 million (based on a closing price of $8.77 per share on July 17, 2013), and (iii) the issuance of contingent value rights (“Talon CVR”) initially valued at $6.5 million.
The Talon CVR was valued using a valuation model that probability-weights expected outcomes (ranging from 50% to 100%) and discounts those amounts to their present value, using an appropriate discount rate (these represent unobservable inputs and are therefore classified as Level 3 inputs – see Note 2 (xiii)). The Talon CVR has a maximum payout of $195 million if all sales and regulatory approval milestones are achieved, as summarized below:

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

Talon CVR Fair Value as of September 30, 2017 and December 31, 2016
The Talon CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon. Adjustments to Talon CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Fair Value of Talon CVR
December 31, 2016	$1,253
Fair value adjustment for the nine months ended September 30, 2017	3,236
September 30, 2017	$4,489
(b) Acquisition of Rights to EVOMELA and Related Contingent Consideration
Overview of Acquisition of Rights to EVOMELA
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to Captisol-enabled®, propylene glycol-free MELPHALAN (which we market as “EVOMELA”) for use as a conditioning treatment prior to autologous stem cell transplant for patients with MM. We acquired these rights from CyDex, a wholly-owned subsidiary of Ligand, for an initial license fee of $3 million, and assumed responsibility for EVOMELA's then-ongoing clinical and regulatory development program. We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date.
We are required to pay Ligand additional amounts up to an aggregate $60 million upon the achievement of annual net sales thresholds (exclusive of the $6 million milestone payment triggered in March 2016, as discussed below), however, we do not expect to achieve these sales thresholds based on our estimated market size for this product and our projected market share at the time of the acquisition and to date. We also must pay Ligand royalties of 20% on our net sales of EVOMELA in all territories.
Our EVOMELA royalty obligation and sales-based milestones are jointly treated as part of an "executory contract" (as defined under GAAP) that is connected with an at-market supply agreement for Captisol that was executed concurrently with this acquisition (requiring the continuing involvement of CyDex). As a result, our royalty and sales-based milestone arrangements are treated as separate transactions, distinct from the consideration paid for the EVOMELA rights. Our royalty expenses are reported through “cost of sales” in our Condensed Consolidated Statements of Operations in the same period of our recognized revenue for the product sale.
Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following:

Cash consideration	$3,000
Ligand Contingent Consideration	4,700
Total purchase consideration	$7,700
Fair Value Estimate of Asset Acquired and Liability Assumed
The total purchase consideration is allocated to the acquisition of the net tangible and intangible assets based on their estimated fair values as of the transaction date. The allocation of the total purchase price to the net assets acquired is as follows:

EVOMELA distribution rights	$7,700
We estimated the fair value of the in-process research and development using the income approach. The income approach uses valuation techniques to convert future net cash flows to a single present value (discounted) amount. We applied our net cash flow projections for EVOMELA over 10 years and a discount rate of 25%, taking into account our estimates of future incremental earnings that may be achieved upon regulatory approval and commercialization of the product(s). The fair value of the Ligand Contingent Consideration liability was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable "Level 3" inputs - see Note 2(xiii) for regulatory and sales-based milestones due to Ligand upon achievement.
In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand that was paid in April 2016. "EVOMELA IPR&D" of $7.7 million was reclassified in April 2016 to "EVOMELA distribution rights" that is

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

reported within "Intangible assets, net of accumulated amortization and impairment charges" (see Note 3(f)). Amortization related to this intangible asset commenced on April 1, 2016.
Ligand Contingent Consideration Fair Value as of December 31, 2016
The fair value of the Ligand Contingent Consideration immediately prior to its payment was the full $6 million payment due upon EVOMELA's FDA approval. Accordingly, in the first quarter of 2016, we recorded a $0.8 million adjustment to the “change in fair value of contingent consideration related to acquisitions” in the accompanying Condensed Consolidated Statements of Operations. We have no further contingent consideration obligations as part of this transaction.

Fair Value of Ligand Contingent Consideration
December 31, 2015	$5,227
Fair value adjustment for the three months ended March 31, 2016	773
Payment to Ligand in April 2016 for FDA approval milestone achievement	(6,000)
December 31, 2016	$—

(c) Allos Acquisition
We acquired Allos Therapeutics, Inc. (“Allos”) on September 5, 2012 for cash consideration of $205.2 million and assumed FOLOTYN distribution rights (see Note 15). We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date. We have no ongoing contingent consideration obligations from this transaction.
10. OUT-LICENSE OF MARQIBO, ZEVALIN, AND EVOMELA IN CHINA TERRITORY
Overview of CASI Out-License
On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute two of our commercialized oncology drugs, ZEVALIN and MARQIBO, and our Phase 3 drug candidate, EVOMELA (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). In return, we received CASI equity for the rights related to ZEVALIN and EVOMELA and a secured promissory note for the rights related to MARQIBO. Additionally, under certain conditions which generally expire on September 17, 2019, we have a right to receive additional CASI common stock in order to maintain our post-investment ownership percentage if CASI issues additional securities. In 2016, we acquired an additional 4.6 million common shares of CASI at par value, resulting in our total holding of 10.0 million common shares as of September 30, 2017.
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(a)
Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $17.8 million as of September 30, 2017 within "other assets" (rather than "marketable securities") on our accompanying Condensed Consolidated Balance Sheets. The change in fair value of these securities is reported within "other assets" and "accumulated deficit" (as a component of "other comprehensive income (loss)") within the accompanying Condensed Consolidated Balance Sheets (see Note 3(g)).

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
11. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES

On November 16, 2015, we entered into an out-license agreement with Mundipharma for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean islands). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015. Of the $3 million received in January 2016, $0.5 million was recognized for the three months ended September 30, 2016, and $1.2 million and $1.3 million was recognized in the same caption for the nine months ended September 30, 2017 and 2016, respectively (this $3 million was recognized in full by June 30, 2017).

Mundipharma is required to reimburse us for our payment of royalties due to Bayer Pharma AG ("Bayer") from their ZEVALIN sales (see Note 16(b)(ii)). We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone, that if/when achieved, will also be reported within "license fees and service revenue".

12. OUT-LICENSE OF ZEVALIN, FOLOTYN, BELEODAQ, AND MARQIBO IN CANADA TERRITORY
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. ("Servier") for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.

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
The fixed receipts from Eagle for our sales activities, as well as reimbursements of third-party marketing services, are recognized within "license fees and service revenue" on our accompanying Condensed Consolidated Statements of Operations. This amount was $0, $2.4 million, $4.7 million, and $6.7 million for the three and nine months ended September 30, 2017 and 2016, respectively. No sales-based milestones were achieved in the current or prior periods.
An allocation of our sales personnel costs that were dedicated to Eagle are reported within "cost of service revenue" on our accompanying Condensed Consolidated Statements of Operations, as are the reimbursable costs for third-party marketing services. These were an aggregate $0, $2.2 million, $4.2 million, and $5.7 million for the three and nine months ended September 30, 2017 and 2016, respectively.

14. CONVERTIBLE SENIOR NOTES

Overview
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes (equaling 120,000 notes, denominated in $1,000 principal units) due December 2018 (the “2018 Convertible Notes”). The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal units, then equating to 11.4 million common shares if fully converted. The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price is subject to adjustment under certain limited circumstances. The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.
The sale of the 2018 Convertible Notes closed on December 23, 2013 and our net proceeds were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these net proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the “Note Hedge”). We recorded the Note Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Condensed Consolidated Balance Sheets. Under applicable GAAP, the Note Hedge has not been (and is not expected to be) marked-to-market through earnings or comprehensive income.
Open Market Purchases of 2018 Convertible Notes and Conversion Hedge Unwind in December 2016
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10 million principal value) for $9.0 million. We recognized an aggregate loss of $25,000 on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which is included in "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of September 30, 2017, $110 million in principal of our 2018 Convertible Notes remained outstanding.
With these two open market purchases in December 2016, we concurrently unwound a portion of our previously sold warrants and previously purchased call options (that were part of our "conversion hedge" - see below) for aggregate net proceeds of $21,000. We recorded a corresponding net increase to "additional paid-in capital" in the Condensed Consolidated Balance Sheets as of December 31, 2016.
Conversion Hedge
We entered into the Note Hedge in December 2013 to reduce the potential dilution to our stockholders and/or offset any cash payments that we are required to make in excess of the principal amount, upon conversion of the 2018 Convertible Notes (in the event that the market price of our common stock is greater than the conversion price). The strike price of the “bought call” is equal to the conversion price and conversion rate of the 2018 Convertible Notes (then matching the 11.4 million common shares the 2018 Convertible Notes may be converted into); the strike price of our “sold warrant” is $14.03 per share of our common stock, and is also for 11.4 million common shares (reduced by the partial unwinding of these instruments, as discussed above).

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
As of September 30, 2017, the 2018 Convertible Notes are not eligible to be converted into our common stock as none of the above elements (1) through (4) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of our common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the then-outstanding amount in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of September 30, 2017 and December 31, 2016, is summarized as follows:

	September 30, 2017	December 31, 2016
Principal amount	$110,037	$110,037
(Less): Unamortized debt discount (amortized through December 2018)	(7,410)	(11,646)
(Less): Debt issuance costs	(857)	(1,348)
Carrying value	$101,770	$97,043

As of September 30, 2017 and December 31, 2016, the estimated aggregate fair value of the 2018 Notes is $156.4 million and $101.8 million, respectively. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Condensed Consolidated Statements of Operations for the 2018 Convertible Notes for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Contractual coupon interest expense	$2,270	$2,475
Amortization of debt issuance costs	491	521
Accretion of debt discount	4,236	4,246
Total	$6,997	$7,242
Effective interest rate	8.65%	8.66%

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

15. FOLOTYN LICENSE AGREEMENT AND DEVELOPMENT LIABILITY
As a result of our acquisition of Allos on September 5, 2012 (see Note 9(c)), we assumed a strategic collaboration agreement with Mundipharma (the “Mundipharma Collaboration Agreement”), as well as certain FOLOTYN clinical development obligations (the "FOLOTYN Development Liability").
Mundipharma Collaboration Agreement Summary
Under the Mundipharma Collaboration Agreement, we retained full commercialization rights for FOLOTYN in the U.S. and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world (the “Mundipharma Territories”). On May 29, 2013, the Mundipharma Collaboration Agreement was amended and restated (the “Amended Mundipharma Collaboration Agreement”), in order to modify: (i) the scope of the licensed territory, (ii) milestone payments, (iii) royalty rates, and (iv) drug development obligations. In connection with the Amended Mundipharma Collaboration Agreement, we received a one-time $7 million payment from Mundipharma for our future research and development activities related to FOLOTYN.
As a result of the Amended Mundipharma Collaboration Agreement, (a) Europe and Turkey were excluded from Mundipharma’s commercialization territory, (b) we are entitled to regulatory and sales-dependent milestone receipts of up to $16 million and $107 million, respectively (see Note 16(b)(vii) for July 2017 achievement), (c) we will receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories, and (d) we and Mundipharma will each bear our own FOLOTYN development costs. Effective as of May 1, 2015, we modified the Amended Mundipharma Collaboration Agreement to revise the conditions for our exercise of the option to gain commercialization rights in Switzerland from Mundipharma, as well as royalties payable to us (in the tiered double-digits) on Mundipharma's net sales in Switzerland.
FOLOTYN Development Liability
The fair value of the FOLOTYN Development Liability within our accompanying Condensed Consolidated Balance Sheets was estimated using the discounted income approach model. The unobservable inputs (i.e., "Level 3" inputs - see Note 2(xiii)) in this valuation model that have the most significant effect on these liabilities include: (i) estimates of research and development personnel costs needed to perform the research and development services contractually required, (ii) estimates of expected cash outflows to third parties for these clinical services and supplies during the expected period of performance through 2031, and (iii) an appropriate discount rate for these expenditures. These inputs are reviewed by management on a quarterly basis for continued applicability.
We adjust this liability during each quarterly period, with corresponding adjustments for incurred costs recorded as credits to “research and development” expense in our accompanying Condensed Consolidated Statements of Operations.

	FOLOTYN Development Liability, Current	FOLOTYN Development Liability, Long Term	FOLOTYN Development Liability, Total
Balance at December 31, 2016	$861	$12,269	$13,130
Transfer from long-term to current in 2017	(4)	4	—
(Less): Expenses incurred in 2017	(704)	—	(704)
Balance at September 30, 2017	$153	$12,273	$12,426

16. FINANCIAL COMMITMENTS & CONTINGENCIES AND LICENSE AGREEMENTS

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
Our most significant of these agreements, and the key financial terms and our accounting for each, are summarized below:
(i) ZEVALIN U.S.: In-Licensing and Development in the U.S.
In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S. as the result of a transaction with Cell Therapeutics, Inc. (“CTI”) through our wholly-owned subsidiary, RIT Oncology LLC (“RIT”). In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on our ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively. Our U.S. net sales-based ZEVALIN royalties are in the low to mid-single digits to Genentech, Inc. and in the mid-teens to Biogen Inc.
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
We amended the agreement in February 2016, which adjusted our tiered royalty to Bayer from the single-digits to 20%. The term of the agreement, as amended, continues until the expiration of the last-to-expire ZEVALIN patent in the relevant country, or 15 years from the date of first commercial sale of ZEVALIN in such country, whichever is longer.
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s
We executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”) in June 2014 for ZEVALIN distribution rights within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. In December 2014, upon our execution of a drug supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and was paid to us in February 2015. The recognition of the applicable portion of this upfront receipt is reported on a straight-line basis, within “license fees and service revenue” on the Condensed Consolidated Statements of Operations over a 10-year term through December 2024. Additionally, sales and regulatory milestone payments, each aggregating $1.5 million (for a total of $3 million), are due to us when such milestones are achieved by Dr. Reddy’s, as well as an ongoing 20% royalty on their net sales of ZEVALIN in India.
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
In November 2015, we entered into an out-license agreement with Mundipharma for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean islands). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015. Of the $3 million received in January 2016, $0.5 million was recognized for the three months ended September 30, 2016, and $1.2 million and $1.3 million was recognized in the same caption for the nine months ended September 30, 2017 and 2016, respectively (this $3 million was recognized in full by June 30, 2017).
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

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(v) FUSILEV: In-License Agreement with Merck & Cie AG
In May 2006, we amended and restated a license agreement with Merck & Cie AG (“Merck”), which we assumed in connection with our March 2006 acquisition of the assets of Targent, Inc. This provided us with an exclusive license to use regulatory filings related to FUSILEV, and a non-exclusive license under certain patents and know-how, to develop, manufacture, and sell FUSILEV in the field of oncology in North America.
The contractual royalty percentage on our FUSILEV net sales due to Merck is set at the mid-single digits; however, in September 2017, we paid Merck $2.6 million in full settlement of all royalty obligations under the agreement. We are no longer contractually obligated to pay Merck any royalties on our future net sales of FUSILEV, though we remain obligated to a $0.2 million payment upon FDA approval of our oral form of FUSILEV. This regulatory milestone has not yet been met, and no amounts have been accrued in our accompanying Condensed Consolidated Balance Sheets for its potential achievement.
(vi) FOLOTYN: In-License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute
In December 2002, Allos entered into an in-license agreement for the drug now marketed as FOLOTYN with Sloan-Kettering Institute for Cancer Research, SRI International, and Southern Research Institute. We assumed this agreement when we acquired Allos in September 2012. The agreement provides for our exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN, though we are required to fund certain development programs of the drug. In addition, we pay graduated royalties to our licensors based on our worldwide annual net sales of FOLOTYN (including that of our sub-licensees). These royalties are 8% of annual worldwide net sales up to $150 million; 9% of annual worldwide net sales of $150 million through $300 million; and 11% of annual worldwide net sales in excess of $300 million. In addition, milestones are due following receipt of regulatory approval milestone payments in certain territories.
(vii) FOLOTYN: Out-License Agreement with Mundipharma
As a result of our acquisition of Allos (see Note 9(c)), we assumed “the Mundipharma Collaboration Agreement” as well as certain FOLOTYN clinical development obligations. Under the Mundipharma Collaboration Agreement, as amended (see Note 15), we retained full commercialization rights for FOLOTYN in the U.S. and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, except in Europe and Turkey. We are contractually entitled to receive regulatory and sales milestone payments from Mundipharma upon its achievement of such milestones, which aggregate $16 million and $107 million, respectively, as well as tiered double-digit royalties on Mundipharma's net sales.
In July 2017, FOLOTYN was approved in Japan for the treatment of adult patients with relapsed or refractory PTCL. Consequently, we received a $3 million from Mundipharma in August 2017 for this milestone achievement. This amount was recognized within "license fees and service revenue" on our Condensed Consolidated Statements of Operations for the three and nine months ending September 30, 2017.
In August 2017, FOLOTYN was commercially launched in Japan. This triggered a contractual milestone of $2.0 million from Mundipharma. This amount was recorded within "other receivables" on our Condensed Consolidated Balance Sheets and within "license fees and service revenue" on our Condensed Consolidated Statements of Operations for the three and nine months ending September 30, 2017.
(viii) EVOMELA: In-License Agreement with CyDex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development and commercialization rights to
EVOMELA from CyDex, a wholly-owned subsidiary of Ligand (see Note 9(b)), and assumed responsibility for its then-ongoing clinical and regulatory development program. We filed a New Drug Application ("NDA") with the FDA in December 2015 for EVOMELA's use as a conditioning treatment prior to autologous stem cell transplant for patients with MM, and in March 2016, the FDA communicated its approval. Consequently, we made a $6 million contractual milestone payment to Ligand in April 2016. This amount was capitalized as "EVOMELA distribution rights" and is presented within "intangible assets, net of accumulated amortization and impairment charges" (see Note 3(f)) within our accompanying Condensed Consolidated Balance Sheets as of September 30, 2017.

We are required to pay Ligand additional amounts of up to $60 million (exclusive of the $6 million paid in April 2016), upon our achievement of specified net sales thresholds. We are also responsible to pay Ligand royalties of 20% on our net sales of EVOMELA in all territories.

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

(ix) MARQIBO: Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration Agreement
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 9(a)). As part of this acquisition, the former Talon stockholders have contingent financial rights that we have valued and presented on our accompanying Condensed Consolidated Balance Sheets as a $4.5 million and $1.3 million liability within “acquisition-related contingent obligations” as of September 30, 2017 and December 31, 2016, respectively. The maximum payout value of these contingent financial rights to the former Talon stockholders is $195 million, assuming all sales and regulatory approval milestones are achieved by us. In addition, we are contractually obligated to pay royalties in the single digits on our net sales of MARQIBO and a portion of sublicensing revenue may be due upon our receipt of such revenue for MARQIBO.
(x) QAPZOLA: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan, Inc. ("Allergan") for QAPZOLA. Allergan paid us an up-front non-refundable fee of $41.5 million at execution (which we have recognized in full within “license fees and service revenue” by December 31, 2013).
Concurrently we also entered into a letter agreement with NDDO Research Foundation (“NDDO”), pursuant to which we agreed to pay NDDO the following in relation to QAPZOLA milestones: (a) upon FDA acceptance of our NDA, the issuance of 25,000 of our common shares (which occurred in March 2016 and the $0.1 million value of these shares was included in "research and development" expense for the year ended December 31, 2016), and (b) upon FDA approval, a one-time payment of $0.3 million (which has not yet been met, and no amounts have been accrued in our accompanying Condensed Consolidated Balance Sheets for its potential achievement).
In January 2013, we entered into a second amendment to the License, Development, Supply and Distribution Agreement with Allergan. This amendment relieved Allergan of its development and commercialization obligations and resulted in our acquisition of its rights in the U.S., Europe, and other territories, in exchange for our agreement to pay a tiered single-digit royalty on our sales of certain products containing QAPZOLA.
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
Under the terms of this agreement, Nippon Kayaku paid us an upfront fee of $15 million (which we recognized within “license fees and service revenue” in full by December 31, 2013). Under the terms of the agreement, we are entitled to receive $10 million and $126 million from Nippon Kayaku upon the achievement of certain regulatory and commercialization milestones, respectively (some of which are our responsibility to achieve). Nippon Kayaku is also obligated to pay us royalties on its net sales of QAPZOLA in the mid-teen digits.
(xii) BELEODAQ: In-License and Collaboration Agreement with Onxeo
In February 2010, we entered into an in-license and collaboration agreement with TopoTarget A/S (now Onxeo DK) (“Onxeo”) for the development and commercialization of BELEODAQ, as amended in October 2013. We paid Onxeo an upfront fee of $30 million (and agreed to additional payments described below) for rights in North America and India, with an option for China. We are contractually obligated to pay royalties in the mid-teen digits on our net sales of BELEODAQ.
All development and studies of BELEODAQ are conducted under a joint development plan (of which we fund 70% and Onxeo funds 30%). We have the final decision-making authority for all developmental activities in North America and India (and China upon our exercise of the option). Onxeo has final decision-making authority for all developmental activities in all other jurisdictions. In February 2014, upon FDA acceptance of our NDA, we were contractually obligated to issue Onxeo one million shares of our common stock and to make a $10 million payment. The aggregate value of this milestone at achievement was $17.8 million, and was recognized within “research and development” expense in the first quarter of 2014.
In July 2014, we received approval from the FDA for BELEODAQ’s use for injection and treatment of relapsed or refractory peripheral T-cell lymphoma ("PTCL"). As a result, we made a second milestone payment to Onxeo of $25 million in

Notes to Condensed Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

November 2014. This amount was capitalized as "BELEODAQ distribution rights" and is presented within "intangible assets, net of accumulated amortization and impairment charges" (see Note 3(f)). We are also contractually obligated to pay Onxeo upon our achievements of other regulatory events and sales thresholds, up to $88 million and $190 million, respectively. These milestone amounts are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets.
(xiii) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Co. Ltd
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi Pharmaceutical Co. Ltd. ("Hanmi") for ROLONTIS (formerly known as “LAPS-G-CSF" or "SPI-2012”), a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan and hold its worldwide rights (except for Korea, China, and Japan). We are contractually obligated to pay Hanmi royalties in the mid-teen digits on our net sales of ROLONTIS.

In January 2016, the first patient was dosed with ROLONTIS in a clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we (i) issued Hanmi 318,750 shares of our common stock, then valued at $2.3 million, and (ii) remitted a $0.4 million payment to the Internal Revenue Service on Hanmi's behalf for related tax obligations. This aggregate $2.7 million value was recognized within "research and development" expense in our accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. We are responsible for further contractual payments upon our achievement of regulatory and sales milestones, up to $13 million and $225 million, respectively. These amounts are not included within "total liabilities" in our accompanying Condensed Consolidated Balance Sheets.
(xiv) POZIOTINIB: In-License Agreement with Hanmi
In February 2015, we executed an in-license agreement with Hanmi for POZIOTINIB, a pan-HER inhibitor in Phase 2 clinical trials (which has also shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal, and lung cancers), and made an upfront payment for these rights. This payment was recognized within "research and development" expense in the Consolidated Statements of Operations for the year ended December 31, 2015. We are also contractually obliged to pay Hanmi royalties in the low to mid-teen digits on our net sales of POZIOTINIB.
Under the terms of this agreement, we received the exclusive rights to commercialize POZIOTINIB, excluding Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies. We are contractually obligated to make payments to Hanmi upon our achievement of certain regulatory and sales milestones, aggregating $33 million and $325 million, respectively. These amounts are not included within “total liabilities” in our accompanying Condensed Consolidated Balance Sheets.
(xv) ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO: Out-License Agreement with Servier in Canada
In January 2016, we out-licensed ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO to Servier (see Note 12). We received an aggregate $6 million of upfront proceeds in the first quarter of 2016, which was recognized within "license fees and service revenue" in our accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. We are also entitled to milestone receipts (aggregating $2.0 million) upon Servier's achievement of specific regulatory approvals, and a high single-digit royalty on its sales of these products.
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
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At September 30, 2017 and December 31, 2016, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $10.3 million and $8.4 million, respectively, and are included within “other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
ANDA Litigation
In 2016, the Company concluded regulatory and Abbreviated New Drug Application ("ANDA") litigation with respect to its products FUSILEV and FOLOTYN. All costs pertaining to these matters (incurred and accrued) have been recognized within "selling, general and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations for all periods presented.
Stockholder Litigation
In re Spectrum Pharmaceuticals, Inc. Securities Litigation (Consol. Case Nos. 2:16-cv-07074 & 2:16-cv-02279).  The Company and certain of its officers are named as defendants in this putative federal securities class action pending in the U.S. District Court for the District of Nevada.  The operative complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from statements regarding our business and the submission of an NDA for QAPZOLA to the U.S. Food & Drug Administration. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. Furthermore, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature as of September 30, 2017.
17. INCOME TAXES
We apply an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. We recorded a benefit for income taxes of $1.4 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. Our ETR differs from the U.S. federal statutory tax rate of 35% primarily as a result of nondeductible expenses, state income taxes, foreign income taxes, and the impact of a valuation allowance on our deferred tax assets.
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

For the three and nine months ended September 30, 2017, we recognized a net loss from investments and currency transactions within "other comprehensive income" while sustaining losses from continuing operations. As a result of the required allocation under ASC 740-20-45-7, we recorded income tax expense of $2.0 million and $2.0 million in "other comprehensive income" on the accompanying Condensed Consolidated Statements of Comprehensive Loss, and a benefit for income taxes of $1.5 million and $1.4 million within "benefit for income taxes" on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017.
For the three and nine months ended September 30, 2016, we recognized a net income from investments and currency transactions within other comprehensive income while sustaining losses from continuing operations. As a result of the required allocation under ASC 740-20-45-7, we recorded tax expense of $0.3 million and $0.9 million in "other comprehensive income" on the accompanying Condensed Consolidated Statements of Comprehensive Loss, and a tax benefit of $0.5 million and $0.6 million within "benefit for income taxes" on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016.

On January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a modified prospective basis. Under ASU 2016-09, differences between the tax deduction for share based awards and the related compensation expenses recognized under ASC 718 are now accounted for as a component of the provision for income taxes. In addition, ASU 2016-09 eliminated the requirement that excess tax benefits from share based compensation reduce taxes payable prior to being recognized in the financial statements. As of December 31, 2016, we had cumulative excess benefits related to share based compensation of $2.7 million which had not been reflected as a deferred tax asset. As a result of the adoption of ASU 2016-09, the excess benefits were reclassified to our net operating loss carryover resulting in an increase in our deferred tax assets and valuation allowance of $2.7 million as of January 1, 2017. There was no impact to retained earnings as a result of the adoption of ASU 2016-09 on January 1, 2017. In addition, there was no impact on the three and nine months ended September 30, 2017 from the adoption of ASU 2016-09 due to the Company having a full valuation allowance.

18. STOCKHOLDERS' EQUITY
Sale of Common Stock - December 2015 and August 2017 ATM Agreements
In December 2015, we entered into a collective at-market-issuance sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (the “December 2015 ATM Agreement”). The December 2015 ATM Agreement allowed us to raise gross proceeds of up to $100 million from the sale of our common stock through these brokers under our shelf registration statement on Form S-3 (declared effective by the SEC on February 3, 2016; File No. 333-208760) (the "Registration Statement"). As of July 31, 2017, we fully utilized this ATM Facility.

In August 2017, we entered into a collective at-market-issuance sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (the "August 2017 ATM Agreement"). The August 2017 ATM Agreement allows us to raise gross proceeds of up to $150 million from the sale of our common stock through these brokers under the Registration Statement.

We sold and issued shares of our common stock under both the December 2015 and August 2017 ATM Agreements, as summarized in the following table:

Description of Financing Transaction	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the December 2015 ATM Agreement between April 1, 2016 and September 30, 2016 (no shares issued in remainder of 2016)	10,890,915	$73,869
Common shares issued pursuant to the December 2015 ATM Agreement between July 1, 2017 and July 31, 2017	3,243,882	$23,745
Common shares issued pursuant to the August 2017 ATM Agreement between August 1, 2017 and September 30, 2017	9,314,250	$90,221
Conversion of Series E Convertible Voting Preferred Stock
In June 2016, our then outstanding 20 shares of Series E convertible voting preferred stock were converted (at the election of the preferred stockholders) into an aggregate of 40,000 common shares; a $6 thousand dividend in arrears was paid upon this conversion.
19. SUBSEQUENT EVENTS
Open Market Purchases of 2018 Convertible Notes and Conversion Hedge Unwind in October 2017
On October 12, 2017, we completed an open market purchase of our 2018 Convertible Notes, aggregating 69,472 note units (equivalent to $69.5 million principal value) for $27.3 million in cash and 5.4 million newly-issued shares of our common stock. We will determine and recognize the gain (loss) on the retirement of these 2018 Convertible Notes within "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2017. After this purchase, $40.6 million in principal of our 2018 Convertible Notes remains outstanding; this amount, as well as cash and common share entries, will be reflected in our Consolidated Balance Sheets as of December 31, 2017.
Concurrent with this open market purchase, we also unwound a portion of our previously sold warrants and previously purchased call options that were part of our "conversion hedge" (see Note 14) for aggregate net proceeds of $5.8 million. We will record these net cash proceeds and corresponding net increase to "additional paid-in capital" in the Consolidated Balance Sheets as of December 31, 2017.

Sale of Common Stock Under ATM Agreement in October 2017

In October 2017, we sold and issued 1.0 million shares of our common stock for net proceeds of $14.3 million under the August 2017 ATM Agreement (see Note 18). These shares and proceeds are not included in our "common stock" and "cash and cash equivalents" on our Condensed Consolidated Balance Sheets at September 30, 2017, though they will be reflected as of December 31, 2017.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues, development timelines, product acquisitions, accounting principles, litigation expenses, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017 (our "2016 Form 10-K") as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

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
Company Overview
Spectrum Pharmaceuticals, Inc. (“Spectrum”, the “Company”, “we”, “our”, or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of late-stage clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, and a commercial infrastructure and field sales force for our marketed products. Currently, we have six approved oncology/hematology products (FUSILEV, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: non-Hodgkin's lymphoma, advanced metastatic colorectal cancer, acute lymphoblastic leukemia, and multiple myeloma.
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
See Item 1. Business of our 2016 Form 10-K, for a discussion of:

•	Company Overview

•	Cancer Background and Market Size

•	Product Portfolio

•	Manufacturing

•	Sales and Marketing

•	Customers

•	Competition

•	Research and Development
Recent Highlights in Our Business and Product Development
During the nine months ended September 30, 2017, and through the filing date of this quarterly report, we accomplished various critical business objectives, which included:

•
ROLONTIS, a novel long-acting G-CSF: A pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia. Based on the amended Special Protocol Assessment (SPA) received from the FDA, the size of the ADVANCE study was reduced to 400 evaluable patients. The ADVANCE study has completed enrollment and we expect to report top line data in the first quarter of 2018. To strengthen our forthcoming Biologics License Application (BLA) package for FDA review, we have initiated a second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302), which is expected to enroll approximately 218 patients, and include sites in the U.S., Europe, Canada, South Korea and India. A pharmacokinetics (PK) study that was originally a sub-study of the SPI-GCF-301 study is also enrolling in the U.S. We expect to file our BLA with the FDA for ROLONTIS in the fourth quarter of 2018.

•
QAPZOLA, a potent tumor-activated drug being investigated for NMIBC: In February 2017, we received a SPA from the FDA for our redesigned Phase 3 study of QAPZOLA. This Phase 3 study has been specifically designed to build on learnings from our previous studies, as well as recommendations from the FDA. The phase 3 study is currently enrolling 425 evaluable patients, using a dose of 8 mg of QAPZOLA, and will evaluate time-to-recurrence as the primary endpoint. We began enrolling patients in the third quarter of 2017.

•	POZIOTINIB, a novel pan-HER inhibitor:

◦
In March 2016, we initiated a Phase 2 breast cancer trial for POZIOTINIB. The Phase 2 study is an open-label study that will enroll approximately 75 patients with HER-2 positive metastatic breast cancer, who have failed at least two HER-2 directed therapies. The dose and schedule of oral POZIOTINIB is based on clinical experience from the studies in South Korea, and will include the use of prophylactic therapies to help minimize the known side-effects of pan-HER directed therapies.

◦
Tumors with exon 20 insertion mutations have generally not been responsive to several other EGFR inhibitors. However, POZIOTINIB, due to its unique structure and characteristics, is believed to inhibit cell growth of EGFR or HER2 exon 20 insertions. In collaboration with The University of Texas MD Anderson Cancer Center, an investigator-sponsored Phase 2 trial is currently enrolling in non-small cell lung cancer patients with EGFR or HER2 exon 20 insertion mutations. The study yielded interim results demonstrating evidence of significant antitumor activity in NSCLC patients with EGFR exon 20 insertion mutations, with interim data showing an Objective Response Rate of 73%.

Based on feedback from the FDA, The Company has initiated an additional multi-center study in patients with EGFR or HER2 exon 20 insertion mutations. We began enrolling patients in October 2017.

◦
In addition to the these studies, other Phase 2 studies for POZIOTINIB in breast, lung, head-and-neck, and gastric cancer indications are being conducted in South Korea by Hanmi Pharmaceuticals and the Korean National OncoVenture.

CHARACTERISTICS OF OUR REVENUE AND EXPENSES
See Item 7. Characteristics of Our Revenue and Expenses of our 2016 Form 10-K, for a discussion of the nature of our revenue and operating expense line items within our accompanying Condensed Consolidated Statements of Operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Item 7. Critical Accounting Policies and Estimates of our 2016 Form 10-K for a discussion of significant estimates and assumptions as part of the preparation of our accompanying Condensed Consolidated Financial Statements. These critical accounting policies and estimates arise in conjunction with the following accounts:

•	Revenue recognition

•	Inventories – lower of cost or market

•	Fair value of acquired assets and assumed liabilities

•	Goodwill and intangible assets – impairment evaluations

•	Income taxes

•	Stock-based compensation

•	Litigation accruals (as required)

RESULTS OF OPERATIONS
Operations Overview – Three and nine months ended September 30, 2017 and 2016

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Total revenues	$36,395	100.0%	$33,393	100.0%	$99,797	100.0%	$111,208	100.0%
Operating costs and expenses:
Cost of sales (excludes amortization and impairment charges of intangible assets)	12,179	33.5%	7,503	22.5%	31,618	31.7%	18,715	16.8%
Cost of service revenue	—	—%	2,221	6.7%	4,221	4.2%	5,716	5.1%
Selling, general and administrative	18,880	51.9%	19,465	58.3%	54,595	54.7%	69,047	62.1%
Research and development	13,878	38.1%	13,293	39.8%	43,670	43.8%	43,037	38.7%
Amortization and impairment charges of intangible assets	6,928	19.0%	6,907	20.7%	20,718	20.8%	19,052	17.1%
Total operating costs and expenses	51,865	142.5%	49,389	147.9%	154,822	155.1%	155,567	139.9%
Loss from operations	(15,470)	(42.5)%	(15,996)	(47.9)%	(55,025)	(55.1)%	(44,359)	(39.9)%
Interest expense, net	(2,014)	(5.5)%	(2,373)	(7.1)%	(6,196)	(6.2)%	(7,087)	(6.4)%
Change in fair value of contingent consideration related to acquisitions	(2,942)	(8.1)%	78	0.2%	(3,236)	(3.2)%	(1,249)	(1.1)%
Other income, net	251	0.7%	372	1.1%	901	0.9%	990	0.9%
Loss before income taxes	(20,175)	(55.4)%	(17,919)	(53.7)%	(63,556)	(63.7)%	(51,705)	(46.5)%
Benefit for income taxes	1,466	4.0%	464	1.4%	1,412	1.4%	635	0.6%
Net loss	$(18,709)	(51.4)%	$(17,455)	(52.3)%	$(62,144)	(62.3)%	$(51,070)	(45.9)%
THREE MONTHS ENDED SEPTEMBER 30, 2017 VERSUS 2016
Total Revenues

	Three months ended September 30,
	2017	2016		$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$1.8	$4.9		$(3.1)	(63.3)%
FOLOTYN	11.6	11.3		0.3	2.7%
ZEVALIN	2.7	2.6		0.1	3.8%
MARQIBO	1.2	1.9		(0.7)	(36.8)%
BELEODAQ	3.4	3.6		(0.2)	(5.6)%
EVOMELA	10.5	5.9		4.6	78.0%
	$31.2	$30.2	*	$1.0	3.3%
License fees and service revenue	5.2	3.1		2.1	67.7%
Total revenues	$36.4	$33.3	*	$3.1	9.3%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the three months ended September 30, 2016, by an immaterial amount due to rounding.
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

FUSILEV revenue decrease is attributable to a continued significant decline in our net average sales price and unit sales due to the competitive launch of generic levo-leucovorin product in April 2015 - see Note 3(f). We expect to report further quarterly net sales declines of FUSILEV due to ongoing pricing pressure from generic competition.
FOLOTYN revenue increase is due to an increase in the net average sales price per unit in the current period, partially offset by a decline in units sold.
ZEVALIN revenue remained flat in the current period as our net average sales price per unit decreased, though was offset by an increase in units sold.
MARQIBO revenue decreased due to a decline in units sold in the current period, partially offset by an increase in our net average sales price per unit.
BELEODAQ revenue decreased as a result of a slight decrease in units sold during the current period, while our average net sales price per unit remained flat.
EVOMELA revenue increased in the current period as a result of an increase in units sold, partially offset by a decrease in our average net sales price per unit. The commercial launch of this product commenced in April 2016.
License fees and service revenue. Our current period license fees and service revenue increased due to the recognition of a $3.0 million contractual milestone for FOLOTYN approval in Japan, and a $2.0 million contractual milestone for the first commercial sale of FOLOTYN in Japan (see Note 16(b)(vii)). These amounts were partially offset by prior year revenue attributable to our sales and marketing services (see Note 13) and upfront fees for our out-license of ZEVALIN, both of which did not reoccur in the current year period. Refer to Note 5 for a table of our license fees and service revenue by source for the three months ended September 30, 2017 and 2016.
Operating Expenses

	Three months ended September 30,
	2017	2016	$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of sales (excludes amortization of intangible assets)	$12.2	$7.5	$4.7	62.7%
Cost of service revenue	—	2.2	(2.2)	(100.0)%
Selling, general and administrative	18.9	19.5	(0.6)	(3.1)%
Research and development	13.9	13.3	0.6	4.5%
Amortization and impairment charges of intangible assets	6.9	6.9	—	—%
Total operating costs and expenses	$51.9	$49.4	$2.5	5.1%
Cost of Sales. Cost of sales in the current period increased in greater proportion than our net revenue increase, resulting in a gross margin decrease. This is primarily due to (i) changes to our product sales mix and (ii) one-time royalty expense for FOLOTYN regulatory and commercial milestone achievements (see Note 16(b)(vii)), partially offset by our FUSILEV royalty settlement also recognized in the current period (see Note 16(b)(v)) .
Cost of Service Revenue. Cost of service revenue exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for our promotion and sale of Eagle products by our employees. During the current three month period, we did not recognize any amounts in "cost of service revenue" as our sales force ceased marketing Eagle products as of July 1, 2017 (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.6 million, primarily due to the non-recurrence of certain patent litigation costs incurred in the prior year period, as well as our ongoing operating expense reduction initiatives.

Research and Development. Research and development expenses increased by $0.6 million, primarily due to various costs associated with our ROLONTIS Phase 3 clinical trials and our POZIOTINIB clinical initiatives and activities.
Amortization and Impairment Charges of Intangible Assets. Amortization expense remained consistent with the prior year period as we continue to straight-line expense the distribution rights to our commercialized products (see Note 3(f)).
Total Other Expenses

	Three months ended September 30,
	2017	2016	$ Change	% Change
	($ in millions)
Total other expenses	$(4.7)	$(1.9)	$(2.8)	(147.4)%
Total other expenses increased by $2.8 million, primarily due to a $2.9 million increase in the fair value of contingent consideration related to our MARQIBO product (see Note 9(a)) that is recognized through "other (expense) income" for its quarterly re-measurement. In the current quarter, we increased our revenue projections for in-development indications of MARQIBO, and this led to an increase in the contingent consideration liability and corresponding expense.
Benefit for Income Taxes

	Three months ended September 30,
	2017	2016	$ Change	% Change
	($ in millions)
Benefit for income taxes	$1.5	$0.5	$1.0	200.0%
Our current period benefit for income taxes of $1.5 million is primarily due to intraperiod tax allocation and presentation under GAAP. In the current period, we have unrealized gains from the change in value of our available-for-sale securities that are reported within "other comprehensive income" of $5.0 million, while we also report a pretax "loss from continuing operations" of $20.2 million. Our prior period benefit for income taxes of $0.5 million is primarily due to the same instance of reported unrealized gains from the change in value of our available-for-sale securities, while we also reported a pretax operating loss in the same period.
NINE MONTHS ENDED SEPTEMBER 30, 2017 VERSUS 2016
Total Revenues

	Nine months ended September 30,
	2017		2016	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$6.4		$30.6	$(24.2)	(79.1)%
FOLOTYN	32.0		35.6	$(3.6)	(10.1)%
ZEVALIN	7.9		8.2	$(0.3)	(3.7)%
MARQIBO	5.4		4.9	$0.5	10.2%
BELEODAQ	9.7		10.3	$(0.6)	(5.8)%
EVOMELA	26.9		6.8	$20.1	>100.0%
	$88.3	*	$96.4	$(8.1)	(8.4)%
License fees and service revenue	11.6		14.8	(3.2)	(21.6)%
Total revenues	$99.9	*	$111.2	$(11.3)	(10.2)%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016, by an immaterial amount due to rounding.

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

FUSILEV revenue decrease is attributable to a continued significant decline in our net average sales price and unit sales due to the competitive launch of generic levo-leucovorin product in April 2015 - see Note 3(f). We expect to report further quarterly net sales declines of FUSILEV due to ongoing pricing pressure from generic competition.
FOLOTYN revenue decreased due to a decline in units sold in the current period, partially offset by an increase in our net average sales price per unit.
ZEVALIN revenue decreased due to a decline in our net average sales price per unit in the current period, partially offset by an increase in units sold.
MARQIBO revenue increased due to both an increase in the units sold during the period, and our average net sales price per unit.
BELEODAQ revenue decreased due to both a decline in the units sold during the period, and our average net sales price per unit.
EVOMELA revenue significantly increased in the current period as a result of an increase in units sold, partially offset by a decrease in our average net sales price per unit. The commercial launch of this product commenced in April 2016.
License fees and service revenue. Our license fees and service revenue in the current period decreased primarily due to the following: (i) an upfront receipt of $6 million for the out-license of ZEVALIN, FOLOTYN, BELEODAQ and MARQIBO (see Note 12) which did not reoccur in the current period, and (ii) a $2 million decrease in fees from our co-promotion with Eagle (see Note 13) as our sales force is no longer marketing Eagle products as of July 1, 2017, partially offset by the current period recognition of a $3.0 million contractual milestone for FOLOTYN approval in Japan, and a $2.0 million contractual milestone for the first commercial sale of FOLOTYN in Japan (see Note 16(b)(vii)).
Operating Expenses

	Nine months ended September 30,
	2017	2016		$ Change	% Change
	($ in millions)
Operating costs and expenses:
Cost of sales (excludes amortization and impairment charges of intangible assets)	$31.6	$18.7		$12.9	69.0%
Cost of service revenue	4.2	5.7		(1.5)	(26.3)%
Selling, general and administrative	54.6	69.0		(14.4)	(20.9)%
Research and development	43.7	43.0		0.7	1.6%
Amortization and impairment charges of intangible assets	20.7	19.1		1.6	8.4%
Total operating costs and expenses	$154.8	$155.5	*	$(0.7)	(0.5)%
* Does not agree to the face of the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016, by an immaterial amount due to rounding.
Cost of Sales. Despite our decreased revenue in the current nine month period, cost of sales increased, resulting in a gross margin decrease. This decrease in gross margins is primarily due to (i) changes to our product sales mix and (ii) one-time royalty expense for FOLOTYN regulatory and commercial milestone achievements (see Note 16(b)(vii)), partially offset by our FUSILEV royalty settlement also recognized in the current period (see Note 16(b)(v)) .
Cost of Service Revenue. Cost of service revenue exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for our promotion and sale of Eagle products by our sales force. During the current three month period, we did not recognize any amounts in "cost of service revenue" as our sales force ceased marketing Eagle products as of July 1, 2017 (see Note 13).
Selling, General and Administrative. Selling, general and administrative expenses decreased by $14.4 million, largely driven by non-recurring legal expenses and prior-year settlements related to shareholder litigation and FOLOTYN patent matters, in addition to our ongoing operating expense reduction initiatives.

Research and Development. Research and development expenses increased by $0.7 million, primarily due to various costs associated with our ROLONTIS Phase 3 clinical trials and our POZIOTINIB clinical initiatives and activities. Although our clinical trial costs increased, it was muted by decreased development expenses for EVOMELA (with its commercial launch in April 2016), and non-recurring expense associated with a ROLONTIS clinical milestone in 2016.
Amortization and Impairment Charges of Intangible Assets. Amortization expense increased by $1.6 million in the current year due to an adjustment of the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition (see Note 3(f)). Amortization expense otherwise remained consistent with the prior year period as we continue to straight-line expense the distribution rights to our commercialized products.
Total Other Expenses

	Nine months ended September 30,
	2017	2016	$ Change	% Change
	($ in millions)
Total other expenses	$(8.5)	$(7.3)	$(1.2)	(16.4)%
Total other expenses increased by $1.2 million primarily due to a $2.0 million increase in the fair value of contingent consideration related to our MARQIBO product (see Note 9(a)) that is recognized through "other (expense) income" for its quarterly re-measurement. In the current quarter, we increased our revenue projections for in-development indications of MARQIBO, and this led to an increase in the contingent consideration liability and corresponding expense. This increase was partially offset by a $0.9 million decrease in interest expense on our 2018 Convertible Notes due to our December 2016 repurchases of $10 million principal of these notes (see Note 14).
Benefit for Income Taxes

	Nine months ended September 30,
	2017	2016	$ Change	% Change
	($ in millions)
Benefit for income taxes	$1.4	$0.6	$0.8	(133.3)%
Our current period benefit for income taxes of $1.4 million is primarily due to intraperiod tax allocation and presentation under GAAP. In the current period, we have unrealized gains from the change in value of our available-for-sale securities that are reported within "other comprehensive income" of $3.9 million, while we also report a pretax "loss from continuing operations" of $63.6 million. Our prior period benefit for income taxes of $0.6 million is primarily due to the same instance of reported unrealized gains from the change in value of our available-for-sale securities, while we also reported a pretax operating loss in the same period.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2017	December 31, 2016	September 30, 2016
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$247,716	$158,469	$171,852
Accounts receivable, net	$37,767	$39,782	$42,466
Total current assets	$303,299	$216,650	$231,414
Total current liabilities	$60,207	$65,513	$62,332
Working capital surplus (a)	$243,092	$151,137	$169,082
Current ratio (b)	5.0	3.3	3.7

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash Used In Operating Activities
Net cash used in operating activities was $26.0 million for the nine months ended September 30, 2017, as compared to $37.1 million in the prior year period. For the nine months ended September 30, 2017 and 2016, our cash collections from customers totaled $119.1 million and $118.3 million, respectively, representing 121.8% and 106.4% of reported net revenue for the same years. For the nine months ended September 30, 2017 and 2016, cash payments to our employees, vendors, and end-users for products, services, chargebacks, and rebates totaled $149.7 million and $161.0 million, respectively.
Net Cash Used In Investing Activities
Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2017, as compared to $0.1 million in the prior year period. Our cash used in investing activities during the first nine months of 2017 primarily relates to a $0.6 million payment for corporate-owned life insurance premiums, and $0.4 million of computer hardware and software purchases.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $115.9 million for the nine months ended September 30, 2017, as compared to $68.9 million in the prior year period. Our cash provided by financing activities during the first nine months of 2017 primarily relates to: (i) $114.0 million of proceeds received from the sale of common shares under an at-market-issuance sales agreement, (ii) $3.1 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, and (iii) $0.4 million of proceeds from employee stock purchases under our employee stock purchase plan. These amounts were partially offset by our $1.5 million purchase and retirement of restricted stock (at our employees’ election), in order to meet their respective federal and state tax obligations at the time of stock vesting.
Convertible Senior Notes Due 2018
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% Convertible Senior Notes due December 2018, or the 2018 Convertible Notes. The 2018 Convertible Notes are convertible into shares of our common stock at a conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, totaling 10.5 million common shares if fully converted at September 30, 2017 (as reduced by $10 million of our 2018 Convertible Note repurchases in December 2016). The in-the-money conversion price is equivalent to $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. We may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election.
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
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10.0 million principal value) for $9.0 million. We recognized an aggregate loss of $25,000 on the retirement of these 2018 Convertible Notes (based on their carrying value under GAAP), which was included in "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of September 30, 2017, $110 million in principal of our 2018 Convertible Notes was outstanding.
We concurrently unwound a portion of our previously sold warrants and previously purchased call options that were part of our "conversion hedge" (see Note 14) for aggregate net proceeds of $21,000, with a corresponding net increase to "additional paid-in capital" in the Condensed Consolidated Balance Sheets as of December 31, 2016.
On October 12, 2017, we completed another open market purchase of our 2018 Convertible Notes, aggregating 69,472 note units (equivalent to $69.5 million principal value) for $27.3 million in cash and 5.4 million newly-issued shares. After this purchase, $40.6 million in principal of our 2018 Convertible Notes remains outstanding; this amount, as well as cash and common share entries, will be reflected in our Consolidated Balance Sheets as of December 31, 2017. Concurrent with this open market purchase, we also unwound a portion of our previously sold warrants and previously purchased call options that were part of our "conversion hedge" for aggregate net proceeds of $5.8 million. We will record these net cash proceeds and the corresponding net increase to "additional paid-in capital" in the Consolidated Balance Sheets as of December 31, 2017.
Sale of Common Stock Under ATM Agreements
In December 2015 and August 2017, we entered into collective at-market-issuance sales agreements with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. These agreements allow us to raise aggregate gross proceeds through these brokers of up to $250 million from the sale of our common stock on the public market under our shelf registration statement on Form S-3 (declared effective by the SEC on February 3, 2016; File No. 333-208760).
Through September 2017, we have raised aggregate net proceeds of $187.8 million through these at-market sales, of which $114.0 million was raised during the three months ended September 30, 2017. We expect to use these proceeds to continue to develop our product pipeline and to provide additional capital structure flexibility.
In October 2017, we sold and issued 1.0 million shares of our common stock for net proceeds of $14.3 million through additional at-market sales. These shares and proceeds are not included in our "common stock" and "cash and cash equivalents" on our Condensed Consolidated Balance Sheets at September 30, 2017, though they will be reflected as of December 31, 2017.
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
We believe that our $248 million in aggregate cash and equivalents, and marketable securities as of September 30, 2017 will allow us to fund our current and planned operations for at least the next twelve months. However, we may seek additional capital through the sale of debt or equity securities (see Note 18), if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We may be unable to obtain such additional capital when needed, or on terms favorable to us or our current stockholders and convertible senior note holders.

Contractual Obligations

During the three and nine months ended September 30, 2017, there were no material changes to our contractual obligations described under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of our 2016 Form 10-K, other than the fulfillment of existing obligations in the ordinary course of business.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements (except for operating leases) that provide financing, liquidity, market or credit risk support, or involve derivatives. In addition, we have no arrangements that may expose us to liability that are not expressly reflected in the accompanying Condensed Consolidated Financial Statements and/or notes thereto.
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates, credit ratings and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments. Because of our ability to generally redeem these investments at par at short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on September 30, 2017, any decline in the fair value of our investments would not be material in the context of our accompanying Condensed Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
We are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors, suppliers and license partners in Euros (and other currencies to a lesser extent). We mitigate such risk by maintaining a limited portion of our cash in Euros.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
As of the date of this filing, there have been no material changes to the RISK FACTORS included in our 2016 Form 10-K.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	At Market Issuance Sales Agreement, dated August 4, 2017, between Spectrum Pharmaceuticals, Inc., H.C. Wainwright & Co. LLC, FBR Capital Markets & Co., and MLV & Co. LLC.	8-K	001-35006	1.1	8/4/17
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM PHARMACEUTICALS, INC.

Date:	November 3, 2017	By:	/s/ Kurt A. Gustafson
Kurt A. Gustafson
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)