Form 10-K
period 2017-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2018-03-07
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
(702) 835-6300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value Rights to Purchase Series B Junior Participating Preferred Stock	The NASDAQ Global Select
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $494,803,193 (based upon the $7.45 per share closing sale price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2017, the last trading date of the registrant’s most recently completed second fiscal quarter).
As of February 15, 2018, approximately 102,714,556 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders, to be filed on or before April 30, 2018, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Cautionary Note Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934 as amended, or the Exchange Act, in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements regarding our future product development activities and costs, the revenue potential (licensing, royalty and sales) of our products and product candidates, the success, safety and efficacy of our drug products, revenues and revenue assumptions, clinical studies, including designs and implementation, development timelines, product acquisitions, litigation and regulatory actions, liquidity and capital resources and trends, and other statements containing forward-looking words, such as, “believes,” “may,” “could,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” “continues,” or the negative thereof or variation thereon or similar terminology (although not all forward-looking statements contain these words). Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. All forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K, and the following factors, among others:

•	our ability to successfully develop, obtain regulatory approval for and market our products;

•	our ability to continue to grow sales revenue of our marketed products;

•	risks associated with doing business internationally;

•	our ability to generate and maintain sufficient cash resources to fund our business;

•	our history of net losses;

•	our ability to enter into strategic alliances with partners for manufacturing, development and commercialization;

•	efforts of our development partners;

•	the ability of our manufacturing partners to meet our timelines;

•	our ability to identify new product candidates and to successfully integrate those product candidates into our operations;

•	the timing and/or results of pending or future clinical trials, and our reliance on contract research organizations;

•	our ability to protect our intellectual property rights;

•	competition in the marketplace for our drugs;

•	delay in approval of our products or new indications for our products by the U.S. Food and Drug Administration, or the FDA;

•	decreases in our revenue from the limited number of distributors that make up a significant portion of our revenue;

•	actions by the FDA and other regulatory agencies, including international agencies;

•	securing positive reimbursement for our products;

•	the impact of any product liability, or other litigation to which we are, or may become a party;

•	the impact of legislative or regulatory reform of the healthcare industry and the impact of recently enacted healthcare reform legislation;

•	the availability and price of acceptable raw materials and components from third-party suppliers, and their ability to meet our demands;

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
***
Spectrum Pharmaceuticals, Inc.®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ®, EVOMELA®, QAPZOLA®, ROLONTIS™, REDEFINING CANCER CARE™ and the Spectrum Pharmaceuticals' logos are trademarks owned by Spectrum Pharmaceuticals, Inc. Any other trademarks are the property of their respective owners.

PART I
ITEM 1. BUSINESS
Company Overview
Spectrum Pharmaceuticals, Inc. ("Spectrum", the "Company", "we", "our", or "us") is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, a commercial infrastructure and a field sales force for our marketed products. Currently, we have six approved oncology/hematology products (FUSILEV, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: non-Hodgkin's lymphoma, or NHL, advanced metastatic colorectal cancer, or mCRC, acute lymphoblastic leukemia, or ALL, and multiple myeloma, or MM.
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
Cancer Background and Market Size
Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells, which can result in death. The development of cancer is multi-factorial and includes both external factors (tobacco, infectious organisms, chemicals, and radiation) and internal factors (inherited mutations, hormones, immune conditions, and mutations that occur from exposure to environmental factors or errors in making DNA (deoxyribonucleic acid) during normal cell division). These causal factors may act together or in sequence to initiate or promote the development of cancer. Ten or more years often pass between exposure to these factors and the development of detectable cancer. Cancer is treated through surgery, radiation, chemotherapy, hormone therapy, immunotherapy, and/or targeted drug therapy.

According to the American Cancer Society’s publication Cancer Facts & Figures 2017, cancer is the second leading cause of death in the U.S. (only behind heart disease). In the U.S., approximately 1.7 million new cancer cases were expected to be diagnosed in 2017 and approximately 601,000 persons were expected to die from the disease. Anyone can develop cancer. Since the risk of being diagnosed with cancer increases with age, most cases occur in adults who are middle aged or older. About 87% of all cancers are diagnosed in people 50 years of age and older. In the U.S., approximately 41 out of 100 men and 38 out of 100 women will develop cancer during their lifetime. These probabilities are estimated based on the overall experience of the general population. Individuals within the population may have higher or lower risk because of differences in exposures (e.g., smoking), and/or genetic susceptibility. In addition, currently available treatments are variably effective in the different cancers and individual patients. Together these patients’ risks and the treatment limitations suggest a significant current and long-term demand for improved and novel cancer treatments.
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
We remain committed to growing the sales of our marketed products, as we strive to maintain a robust development pipeline to deliver important new options for patients suffering from cancer, as discussed below.
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
FOLOTYN
FOLOTYN (pralatrexate injection), a folate analogue metabolic inhibitor, was discovered by Memorial Sloan-Kettering Cancer Center, SRI International and Southern Research Institute, and was developed by Allos Therapeutics, Inc., or Allos. In September 2009, the FDA granted accelerated approval for FOLOTYN for use as a single agent for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, or PTCL. FOLOTYN was the first chemotherapy approved by the FDA, under its accelerated approval program, for the treatment of relapsed or refractory PTCL and has been available to patients in the U.S. since October 2009.
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
Based on preclinical studies, we believe that FOLOTYN selectively enters cancer cells expressing reduced folate carrier, or RFC-1, a protein that is frequently over expressed on cancer cells compared to normal cells. Once inside cancer cells,

FOLOTYN is efficiently polyglutamylated and retained inside the cells for a longer time. FOLOTYN and its polyglutamates inhibit dihydrofolate reductase, or DHFR, an enzyme critical in the folate pathway, thereby interfering with DNA and RNA synthesis and triggering cancer cell death.
The safety and efficacy of FOLOTYN was evaluated in an open-label, single-arm, multi-center, international trial that enrolled patients with relapsed or refractory PTCL. One hundred and eleven patients were treated with FOLOTYN at 30 mg/m² once weekly by IV push over three to five minutes for six weeks in seven-week cycles until disease progression or unacceptable toxicity. Of the 111 patients treated, 109 patients were evaluable for efficacy. The primary efficacy endpoint was overall response rate (complete response, complete response unconfirmed, and partial response) as assessed by International Workshop Criteria, or IWC. Of the 109 evaluable patients, 27% of patients achieved a response that met these criteria.
In addition to its approved indication, FOLOTYN is being investigated in a Phase 1 study in combination with the CHOP (cyclophosphamide, doxorubicin, vincristine, and prednisone) chemotherapy regimen. Once the proper dose of FOLOTYN in combination with CHOP has been determined, we expect to plan a Phase 3 study of the combinations of FOLOTYN and CHOP, and BELEODAQ and CHOP, compared to CHOP alone for the treatment of first line PTCL. The Phase 1 study and the Phase 3 study concept are also the current post-marketing requirements for the FDA’s accelerated approval of our currently marketed indication for FOLOTYN. Additional post-marketing requirements may be imposed by the FDA in the future.
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

The safety and effectiveness of BELEODAQ was evaluated in an open-label, single-arm, non-randomized international trial involving 129 participants with relapsed or refractory PTCL. Patients were treated with BELEODAQ 1,000 mg/m2 administered over 30 minutes via IV infusion once daily on days one to five of a 21-day cycle until disease progression or unacceptable toxicity. The primary efficacy endpoint was response rate (complete response and partial response) as assessed by an independent review committee, or IRC, using IWC. In all evaluable patients (N = 120) treated with BELEODAQ, the overall response rate per central review using IWC was 25.8%.

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

In addition to its approved indication, BELEODAQ has been investigated in a Phase 1 study in combination with the CHOP chemotherapy regimen. Once the proper dose of FOLOTYN in combination with CHOP has been determined, we expect to plan a Phase 3 study of the combination of BELEODAQ and CHOP and FOLOTYN and CHOP, compared to CHOP alone for the treatment of first line PTCL. The Phase 1 study and the Phase 3 study concept are also the current post-marketing requirements for the FDA's accelerated approval of our currently marketed indication for BELEODAQ. Additional post-marketing requirements may be imposed by the FDA in the future.
ZEVALIN
ZEVALIN (ibritumomab tiuxetan) injection for intravenous use is a prescription medication that is part of a three step treatment regimen consisting of: two treatments of Rituximab and one treatment of Yttrium-90 (Y-90) ZEVALIN. The National Cancer Institute, or NCI, estimated 72,000 new cases of NHL in the U.S. in 2017. Rituximab is used to reduce the number of B-cells in the blood and Y-90 ZEVALIN is then given to treat NHL. It is currently approved in the U.S. and more than 40 countries outside the U.S. including countries in Europe, Latin America and Asia for (i) treatment of patients with recurring, low-grade or follicular B-cell NHL after other anticancer drugs are no longer working, and (ii) newly diagnosed follicular NHL following a response to initial anticancer therapy.

MARQIBO

MARQIBO is a novel, sphingomyelin/cholesterol liposome-encapsulated formulation of the FDA-approved anticancer drug Vincristine. MARQIBO’s approved indication is for the treatment of adult patients with Philadelphia chromosome-negative - ALL, or Ph-ALL, in second or greater relapse or whose disease has progressed following two or more lines of anti-leukemia therapy. According to the NCI, in 2017 it is estimated that there will be approximately 6,000 patients diagnosed with ALL in the U.S., of which approximately 1,600 can be categorized as ALL in second or greater relapse.
MARQIBO was studied in an international, open-label, multi-center, single-arm trial. Eligible patients were 18 years of age or older with Ph-ALL in second or greater relapse or whose disease progressed after two or greater treatment lines of anti-leukemia therapy. Patients received intravenous MARQIBO monotherapy at 2.25 mg/m2 over 60 minutes every seven days. The treated population included 65 patients who received at least one dose of MARQIBO. Of the 65 evaluable patients, three (4.6%) achieved complete remission, or CR, seven (10.8%) achieved complete remission with incomplete blood count recovery, or CRi, for a total of 10 (15.4%) total patients receiving a CR or CRi.
In addition to its approved indication, MARQIBO is being investigated in pediatric ALL in a Phase 1 investigator-initiated study in the U.S. Based on data from this study, Spectrum will determine whether to conduct a registration study for MARQIBO in this setting. We are in discussions with the FDA regarding the possibility of using this development plan to satisfy one of the post-marketing requirements for the accelerated approval of our currently marketed indication for MARQIBO.
MARQIBO is also being investigated in diffuse large B-cell lymphoma in a Phase 3 investigator-initiated study in Europe in combination with the standard CHOP chemotherapy regimen in Europe, CHOP-14. Based on interim data from this study, Spectrum will consider whether to conduct a study of the combination of MARQIBO with the standard CHOP regimen in the U.S., CHOP-21.
EVOMELA (formerly referred to as Captisol-Enabled® MELPHALAN)
EVOMELA is intended for use as a high-dose conditioning treatment prior to autologous stem cell transplant, or ASCT, for patients with MM. MM is a cancer of plasma cells, a type of white blood cell present mainly in the bone marrow that produces antibodies. In MM, a group of plasma cells (myeloma cells) become cancerous and multiply, raising the number of plasma cells to a higher-than-normal level, which can crowd out normal blood cells and lead to abnormally high proteins in the blood or urine. The NCI estimated 30,000 new cases of MM in the U.S. in 2017, with the incidence of new cases increasing by approximately 2% per year.
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
EVOMELA was approved by the FDA based on its bioequivalence to the standard melphalan formulation (Alkeran) via the new drug regulatory pathway provided by Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. The safety and effectiveness of EVOMELA in high-dose conditioning treatment was evaluated in an open-label, single-arm, non-randomized trial. The objective of the trial was to determine the overall safety and toxicity profile of 200 mg/m2 of EVOMELA in patients with MM undergoing ASCT. The overall response rate (partial response or better) improved from 79% prior to the ASCT procedure to 95% at 90 to 100 days post-transplant. There was also an increase in the number of patients with a stringent complete response from zero patients prior to the ASCT procedure to 16% at 90 to 100 days post-transplant. Myeloablation, neutrophil engraftment, and platelet engraftment were achieved by all 61 patients. Myeloablation occurred on day five of ASCT (range of ASCT days was one to six) with the median time to myeloablation from dosing of eight days. The median time to neutrophil engraftment was 12 days (range of ASCT days was 10 to 16). The median time to platelet engraftment was 13 days (range of ASCT days was 10 to 28).
New Product Pipeline
POZIOTINIB

POZIOTINIB is a novel, pan-HER inhibitor that irreversibly blocks signaling through the Epidermal Growth Factor Receptor (EGFR, HER) Family of tyrosine-kinase receptors, including HER1 (erbB1; EGFR), HER2 (erbB2), HER4 (erbB4), and HER receptor mutations. This, in turn, leads to the inhibition of the proliferation of tumor cells that over-express these receptors. Mutations or over-expression/amplification of EGFR family receptors have been associated with a number of different cancers, including non-small cell lung cancer, breast cancer, and gastric cancer.
POZIOTINIB has shown single agent activity in the treatment of various cancer types, including breast, gastric, colorectal and lung cancers. In November 2015, we submitted an Investigational New Drug, or IND, application with the FDA. In March 2016, we initiated a Phase 2 breast cancer trial (SPI-POZ-201). The Phase 2 study is an open-label study that will enroll approximately 75 patients with HER-2 positive metastatic breast cancer, who have failed at least two HER-2 directed therapies. The dose and schedule of oral POZIOTINIB is based on clinical experience from the studies in South Korea, and will include the use of prophylactic therapies to help minimize the known side-effects of pan-HER directed therapies.
Tumors with EGFR or HER2 exon 20 insertion mutations are rare, and have generally not been responsive to several other tyrosine kinase inhibitors so there are currently no drugs approved to treat these patients who have a poor prognosis of approximately two months of progression-free survival. However, POZIOTINIB, due to its unique chemical structure and characteristics, is believed to inhibit cell growth of EGFR or HER2 exon 20 insertions. In collaboration with The University of Texas MD Anderson Cancer Center, an investigator-sponsored Phase 2 trial is currently enrolling in non-small cell lung cancer, or NSCLC, patients with EGFR or HER2 exon 20 mutations. The study yielded preliminary results demonstrating evidence of significant antitumor activity in NSCLC patients with EGFR exon 20 mutations, with interim data presented at the World Conference on Lung Cancer in October 2017 showing an unconfirmed Objective Response Rate of 73% in 11 treated patients.

Based on feedback from the FDA, we have initiated an additional multi-center study in patients with EGFR or HER2 exon 20 insertion mutations. This study will enroll up to 87 patients with EGFR exon 20 insertion mutations and up to 87 patients with HER2 exon 20 insertion mutations. We began enrolling patients in October 2017. We are engaging the FDA to discuss the potential to expedite the development of POZIOTINIB for this unmet medical need. Additionally, as these mutations are also seen in other tumor types, we are planning a basket study to investigate the potential for POZIOTINIB to treat patients with these mutations in other solid tumors.

In addition to the these studies, other Phase 2 studies for POZIOTINIB in breast, lung, head-and-neck, and gastric cancer indications are being conducted in South Korea by Hanmi and the Korean National OncoVenture.
ROLONTIS
ROLONTIS is being investigated for the treatment of chemotherapy-induced neutropenia. In January 2012, we entered into a co-development and commercialization agreement for worldwide rights, except for Korea, China, and Japan, with Hanmi Pharmaceutical Co., Ltd., or Hanmi, for ROLONTIS based on Hanmi’s proprietary LAPSCOVERY™ technology. Chemotherapy can cause myelosuppression and unacceptably low levels of white blood cells, making patients prone to infections, hospitalizations, and interruption of chemotherapy treatments.
Neutropenia, a common side effect of chemotherapy, is a condition where the number of neutrophils or white blood cells are too low, and can lead to infection, hospitalization, and even death. Granulocyte colony-stimulating factor, or G-CSF, stimulates the production of white blood cells by the bone marrow. A recombinant form of G-CSF is used in appropriate cancer patients to accelerate recovery from neutropenia after chemotherapy, allowing higher-intensity treatment regimens to be given at full-dose and on schedule. The worldwide annual market opportunity for G-CSF-related drugs is over $6 billion (based on a 2016 revenue and sales analysis performed by Evaluate Pharma).
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
In September 2014, we announced our decision to advance ROLONTIS to Phase 3 trials due to the positive Phase 2 results in our collaboration program with Hanmi, and began discussions with the FDA and the European Medicines Agency, or EMA, to discuss our Phase 3 trial design. In December 2015, we reached agreement with the FDA regarding our Phase 3 Special Protocol Assessment, or SPA, for ROLONTIS. This pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia. Based on the amended SPA received from the FDA, the size of the ADVANCE study was reset at 400 evaluable patients. The ADVANCE study has completed enrollment with 406 patients and we announced on February 5, 2018 that the top line results of this study met the primary endpoint of non-inferiority in duration of severe neutropenia between ROLONTIS and pegfilgrastim, with a similar adverse event profile between the two study arms. We initiated a second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302) and also announced the completion of its enrollment on February 5, 2018. A pharmacokinetics, or PK, study that was originally a sub-study of the SPI-GCF-301 study in the U.S. has completed enrollment. A pre-BLA meeting will be scheduled with the FDA, and we expect to file our BLA with the FDA for ROLONTIS in the fourth quarter of 2018.
QAPZOLA
QAPZOLA is a potent tumor-activated drug that is being tested in NMIBC. The NCI estimates that the 2017 incidence and prevalence of bladder cancer in the U.S. was approximately 79,000 cases. The global presence of bladder cancer is estimated at 2.7 million cases. According to Botteman et al., (PharmacoEconomics 2003), bladder cancer is the most expensive cancer to treat on a lifetime basis. The overall cost of bladder cancer treatment in the U.S. is approximately $3.4 billion annually, most of which is related to the direct treatment of this disease.
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
We submitted a New Drug Application, or NDA, on December 11, 2015, which was accepted on February 9, 2016. On November 17, 2016, we received a Complete Response Letter, or CRL. In February 2017, we received a SPA from the FDA for our redesigned Phase 3 study of QAPZOLA. The new Phase 3 study has been specifically designed to build on learnings from the previous studies as well as recommendations from the FDA. The Phase 3 study is currently enrolling 425 evaluable patients, using a single dose of 8 mg of QAPZOLA, and will evaluate time-to-recurrence as the primary endpoint. We began enrolling patients in the third quarter of 2017.

***

For information on operating revenue related to our principal products, as well as our net loss, see Item 8 of Part II to this Annual Report on Form 10-K. Additionally, for information regarding possible adverse events or safety concerns regarding our commercialized and development stage products, see Item 1A. Risk Factors - Risks Related to Our Business - Reports of

adverse events or safety concerns involving each of our products or similar agents, sold by us or our development partners and/or licensees, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Manufacturing
We currently do not have internal manufacturing capabilities; therefore, all of our products are manufactured on a contract basis. We expect to continue to contract with third-party providers for manufacturing and packaging services, including active pharmaceutical ingredients, or API, and finished-dosage products. We believe that our current agreements with third-party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand and clinical requirements for our products. However, we are actively seeking multiple supplier sources for all our drug products in order to mitigate the risk of over-reliance on any one supplier. We attempt to prevent supply disruption through supply agreements, appropriate forecasting, and maintaining base stock levels. We believe that we could quickly enter into another supply or manufacturing agreement for our commercialized products on substantially similar terms if we were required to do so.

Sales and Marketing
We presently market our pharmaceutical products through group purchasing organizations, or GPOs, wholesalers or directly to major hospitals and cancer centers in the U.S., except for our U.S. sales of ZEVALIN, in which case we sell directly to the end-user; and through distributors in Europe (and previously in Japan). Most of our revenues are derived from sales within the U.S. For information regarding the portion of our revenue attributable to sales outside the U.S., see Note 5, "Composition of Total Revenue," to our accompanying Consolidated Financial Statements. Our U.S. sales team is divided between “corporate accounts” and “oncology accounts” that generally interact with different end-user types. The primary decision makers for our products are oncologists and hematologists. As of December 31, 2017, our U.S. sales force (sales management, sales representatives, and sales administrative support) numbered 69 employees.

During fiscal years 2017 and 2016, each of FOLOTYN and EVOMELA accounted for 10% or more of our total revenue, and in fiscal year 2015, FOLOTYN and ZEVALIN accounted for 10% or more of our total revenue. The percentage of our total revenue contributed by such products in fiscal years 2017, 2016, and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
FOLOTYN	33.5%	31.6%	25.0%
EVOMELA	27.4%	11.1%	—%
ZEVALIN	9.2%	7.3%	10.8%
Customers
Our product sales are concentrated to large pharmaceutical distributors (that ship and bill to hospitals and clinics). The customers that represent 10% or more of our total gross product sales in fiscal years 2017, 2016, and 2015 are as follows:

	Product Sales
	2017	2016	2015
AmerisourceBergen Corporation and its affiliates	32.3%	38.4%	36.7%
McKesson Corporation and its affiliates	31.1%	31.0%	34.2%
Cardinal Health, Inc. and its affiliates	26.3%	24.0%	17.4%
We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables, net, as of December 31, 2017 and 2016 are as follows:

	Accounts Receivable, net
	December 31, 2017	December 31, 2016
McKesson Corporation and its affiliates	34.7%	26.1%
Cardinal Health, Inc. and its affiliates	29.5%	33.0%
AmerisourceBergen Corporation, and its affiliates	22.2%	33.9%

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
Companies that have products on the market or in research and development that target the same indications as our products include, among others, AstraZeneca plc, Bayer AG, Endo International plc, Eli Lilly and Company, Novartis International AG, Genentech, Inc. (Roche Holding AG), Bristol-Myers Squibb Company, Seattle Genetics, Inc., GlaxoSmithKline plc, Biogen Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma Inc.), Cephalon, Inc. (Teva Pharmaceutical Industries Ltd.), Sanofi S.A., Pfizer, Inc., Merck & Co., Inc., Celgene Corporation, BiPar Sciences, Inc. (Sanofi S.A.), Sanofi Genzyme, Shire plc, AbbVie Inc., Poniard Pharmaceuticals, Inc., and Johnson & Johnson.
Each of the aforementioned companies may be more advanced in the development of competing drug products. Many of these competitors are large and well-capitalized companies focusing on a wide range of cancers and drug indications, and have substantially greater resources and expertise than we do.
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

(e)
EVOMELA is a propylene glycol-free formulation. Given its unique formulation, there are no generic forms of EVOMELA on the market. However, there are currently several generic forms of melphalan used in the treatment of MM, which represent direct competition for EVOMELA. The current companies with forms of generic melphalan include Mylan, Teva Pharmaceutical Industries Ltd., Sagent Pharmaceuticals, PAR Pharmaceutical Dr. Reddy's Laboratories, and Fresenius Kabi Global.

Research and Development
New drug development is the process whereby drug product candidates are tested for the purpose of filing an NDA or a BLA, in the U.S. (or similar filing in other countries). Obtaining marketing approval from the FDA or similar regulatory authorities outside of the U.S. is an inherently uncertain, lengthy, and expensive process that requires several phases of clinical trials to demonstrate to the satisfaction of the appropriate regulatory authorities that the products are both safe and effective for their respective indications. Our development focus is primarily based on acquiring and developing late-stage development drugs as compared to new drug discovery, which is particularly uncertain and lengthy.

Our in-development products are summarized below:

Our research and development expenses for drug development are comprised of our personnel expenses, contracted services with third parties, license fees and milestone payments to third parties, clinical trial costs, laboratory supplies, drug products, and certain allocations of corporate costs. The below table summarizes our research and development expenses by project in 2017, 2016, and 2015:

	Research and Development Expenses for the Year Ended December 31, (in thousands)
	2017	2016		2015
ROLONTIS	$20,254	$14,829	*	$1,133
POZIOTINIB	6,761	976		4,240
MARQIBO	5,813	4,249		4,412
ZEVALIN	4,412	3,814		3,025
QAPZOLA	4,156	5,437		4,147
FOLOTYN	1,470	1,717		2,650
EVOMELA	1,050	4,964		8,568
BELEODAQ	718	772		1,320
FUSILEV	61	—		885
SODIUM LEVOLEUCOVORIN and Other in-development indications/drugs	1,615	2,950		633
Total — Direct costs	46,310	39,708		31,013
Add: General research and development expenses (including personnel costs that correspond to more than one in-development project)	21,584	21,335		21,878
(Less): Reimbursements from development partners	(1,999)	(1,710)		(521)
(Less): Incurred FOLOTYN study costs that credit expense and reduce our drug development liability (see Note 16 to Consolidated Financial Statements)	—	(210)		(1,297)
Total research and development expenses	$65,895	$59,123		$51,073
*    Inclusive of 2016 milestone payment of $2.7 million (see Note 17(b)(xiii) to the accompanying Consolidated Financial Statements).
Patents and Proprietary Rights
Overview
We in-license from third parties certain patent and related intellectual property rights related to our proprietary drug products. Under most of these license arrangements, we are generally responsible for all development, patent filing and maintenance costs, sales, marketing and liability insurance costs related to the drug products.

In addition, these licenses and agreements may require us to make royalty and other payments and to reasonably utilize the underlying technology of applicable patents. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of our potential products, which would adversely affect our product development and harm our business. For more information regarding these arrangements see Note 17, "Financial Commitments & Contingencies And License Agreements," to our accompanying Consolidated Financial Statements.
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
Commercialized and in-Development Drug Products - Patents and Licenses Summary
We believe that our patents and licenses are critical to operating our business, as summarized below by commercialized and in-development drug products.
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
FOLOTYN: We have a composition of matter patent due to expire in 2022 following a five-year patent term extension in U.S. The composition of matter patent expired in Europe in 2017. We also have patents covering the use of FOLOTYN for PTCL that will not expire until 2025. We have filed for extension of this patent in Japan where FOLOTYN was approved in 2017. If the extension is granted, the patent will be extended by approximately 3 years and 11 months. The use patent is eligible for similar patent term extension in Europe following regulatory approval.
Additionally, we are considering filing new patent applications.
BELEODAQ: The composition of matter patents that cover BELEODAQ and related compounds do not begin to expire until 2021. We have applied for extension of the composition of matter patent in US. If an extension is granted, the patent will expire in 2026. In addition, we have a formulation patent which will not expire until 2027 in the U.S. Currently, there are multiple U.S. and foreign patent applications pending that cover BELEODAQ formulations, uses and manufacturing and synthesis processes. We plan to file additional U.S. and foreign patent applications covering new formulations, uses, and manufacturing and synthesis processes.

MARQIBO: We have U.S. and European patents covering the use of MARQIBO for leukemia, lymphoma and melanoma, and a U.S. patent covering the MARQIBO kit, all expiring in 2020. We have filed a patent cooperation treaty, or PCT, application claiming a method of encapsulating vincristine sulphate into liposomes. We are presently in the process of developing a “single vial” formulation of MARQIBO and filed patent applications covering the formulation worldwide. If we are successful, we believe our patent coverage could be extended to 2036.
EVOMELA: This drug is covered by issued patents claiming improved Captisol® technology that are due to expire between 2025 and 2033 in the U.S. Outside the U.S., we have issued patents that cover improved Captisol technology that are due to expire in 2025 and pending applications with anticipated expiry in 2029 (if issued). We also have filed patent applications covering the Captisol-based formulation of EVOMELA in the U.S. and a number of other countries.
EVOMELA has orphan drug exclusivity for use as a high-dose conditioning treatment prior to hematopietic progenitor (stem) cell transplantation in patients with MM, which expires on March 10, 2023.
We obtained global development and commercialization rights to EVOMELA from Ligand Pharmaceuticals Incorporated, or Ligand, in March 2013. We thereafter assumed responsibility for completing its clinical trials and were responsible for filing the NDA. Under our license agreement with Ligand, Ligand received a license fee and is eligible to receive milestone payments and royalties. On December 20, 2017, CyDex Pharmaceuticals, Inc., a Ligand company, filed an action against Teva Pharmaceuticals USA, Inc., TEVA Pharmaceuticals Industries Ltd., and Actavis, LLC, together Teva, in the U.S. District Court for the District of Delaware, alleging patent infringement with respect to a paragraph IV certification, or an ANDA, filed with the FDA seeking approval to market a generic version of EVOMELA. Ligand brought suit against Teva to protect its intellectual property rights.
POZITINIB: A composition of matter patent covering POZIOTINIB is due to expire in 2028. The patent is eligible for patent term extension following regulatory approval. POZIOTINIB is also covered by additional patents and patent applications covering its formulations and synthetic processes which will expire between 2032 and 2034. We are also considering filing of additional patent applications covering new formulations and uses.
QAPZOLA: The U.S. formulation patent for QAPZOLA does not expire until 2022, and a patent for the method of treatment of bladder cancer using a stabilized formulation does not expire until 2024. Formulation patents outside the U.S. are due to expire in 2022. We have filed and plan to file additional U.S. and foreign patent applications covering new formulations and/or uses for this product.
ROLONTIS: Composition of matter patents covering ROLONTIS are due to expire in 2025 in the U.S. and in 2024 outside the U.S. We also have a ROLONTIS formulation patent granted in the U.S., Europe, Japan and other countries. The formulation patent will not expire until 2031. One of these patents is eligible for patent term extension following regulatory approval of ROLONTIS. ROLONTIS is also covered by additional patents and pending applications claiming various aspects of the technology that are due to expire between 2024 and 2030.
Patent Protection and Value Maximization
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
In addition to the specific intellectual property subjects discussed above, we have trademark registrations in the U.S. for Spectrum Pharmaceuticals, Inc.®, FUSILEV®, FOLOTYN®, ZEVALIN®, MARQIBO®, BELEODAQ®, EVOMELA®, and QAPZOLA®. We also have trademarks in ROLONTIS™, REDEFINING CANCER CARE™, and the Spectrum Pharmaceuticals' logos. Any other trademarks are the property of their respective owners.

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
Under certain circumstances, a patent term may be extended. Patent extensions are most frequently granted in the pharmaceutical and medical device industries under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, to recover some of the time lost during the FDA regulatory process, subject to a number of limitations and exceptions. The patent term may be extended up to a maximum of five years, but cannot be extended beyond a total of 14 years from the date of the product's approval; however, as a general rule, the average extension period granted for a new drug is approximately three years. Only one patent can be extended per FDA approved product, and a patent can only be extended once.
Product Exclusivity
Under the Hatch-Waxman Act, drug products are provided exclusivity whereby the FDA will not approve applications to market a generic form of an innovator reference listed drug product until the end of the prescribed period. A product is granted a five-year period of exclusivity if it contains a chemical entity never previously approved by the FDA either alone or in combination, although generic applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement as further discussed below. A three-year period of exclusivity is granted to a previously approved product based on certain changes (e.g., in strength, dosage form, route of administration or conditions of use), where the application is supported by new clinical investigations that are essential to approval. In addition, in 1997, Congress amended the law to provide an additional six months of exclusivity as a reward for studying drugs in children. This pediatric exclusivity, which can be obtained during the approval process or after approval, effectively prevents the FDA from approving a generic application until six months after the expiration of any patent. In order to qualify for pediatric exclusivity, the FDA must make a written request for pediatric studies, the application holder must agree to the request and complete the studies within the required timeframe, and the studies must be accepted by the FDA based on a determination that the studies fairly respond to the request.
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

(3) that the patent will expire on a particular date (indicating that the ANDA may be approved on that date); or (4) that the drug for which approval is sought either does not infringe the patent or the patent is unenforceable or invalid, otherwise known as paragraph IV certification. If an ANDA applicant files a paragraph IV certification, it is required to provide the patent holder with notice of that certification. If the patent holder brings suit against the ANDA applicant for patent infringement within 45 days of receiving notice, generally the FDA may not approve the ANDA until the earlier of (i) 30 months from the patent holder’s receipt of the notice (the 30-month stay) or (ii) the issuance of a final, non-appealed, or non-appealable court decision finding the patent invalid, unenforceable or not infringed.

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
Under EU medicines laws, the criteria for designating an “orphan medicinal product” are similar in principle to those in the U.S. Criteria for orphan designation are set out in Article 3 of Regulation (EC) 141/2000 on the basis of two alternative conditions. A medicinal product may be designated as orphan if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU, when the application is made. This is commonly known as the “disease prevalence criterion,” Alternatively, a product may be so designated if it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and if, without incentives, it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment. This is commonly known as the “insufficient return criterion.”

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
Upon grant of a marketing authorization, orphan medicinal products are entitled to ten years of market exclusivity in respect of the approved therapeutic indication. Within the period of market exclusivity, no competent authority in the EU is permitted to accept an application for marketing authorization, a variation or a line-extension for the same approved therapeutic indication in respect of a similar medicinal product pursuant to Article 8.1 of Regulation (EC) 141/2000 unless one of the derogations set out in Article 8.3 of the same Regulation applies. In order to determine whether two products are considered similar, Regulation (EC) 847/2000 requires an assessment of the principal molecular structure and the underlying mode of action. Any minor variation or modification of the principal molecular structure would not ordinarily render the second product dissimilar to the first authorized product.
In order for the second applicant to break the market exclusivity granted to the first authorized similar medicinal product in respect of the same therapeutic indication, the second applicant would principally rely upon data to demonstrate that its product is safer, more efficacious or clinically superior to the first product pursuant to Article 8.3(i) of Regulation (EC) 141/2000. Ordinarily, such an assessment will require a head-to-head comparative clinical trial for the purpose of demonstrating clinical superiority.
The 10-year market exclusivity may be reduced to six years if at the end of the fifth year it is established that the product no longer meets the criteria for orphan designation on the basis of available evidence. We have in the past received, and currently hold, orphan drug designations for some of our products.
    Currently, FUSILEV has orphan drug designation for its use in combination chemotherapy with the approved agent 5-fluorouracil in the palliative treatment of metastatic adenocarcinoma of the colon and rectum (colorectal cancer). In addition, BELEODAQ has orphan drug designation for use in PTCL, and EVOMELA has orphan drug designation as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with MM. Lastly, MARQIBO has orphan drug designations for its use in the treatment of adult patients with ALL in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies, and ZEVALIN has orphan drug designations for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with Rituximab refractory follicular NHL.
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
Fast Track and Priority Review: The FDA has established procedures for accelerating the approval of drugs to be marketed for serious or life threatening diseases for which the manufacturer can demonstrate the potential to address unmet medical needs. As discussed above, we have obtained accelerated approval to market FOLOTYN, BELEODAQ and
MARQIBO.
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
NDA/BLA and ANDA Approval: The FDA approves drugs and biologics that are subject to NDA and BLA review based on data in the application demonstrating the product is safe and effective in its proposed use(s) and that the product’s benefits outweigh its risks. The FDA will also review the NDA or BLA applicant’s manufacturing process and controls to ensure they are adequate to preserve the drug’s identity, strength, quality, and purity. Finally, the FDA will review and approve the product’s proposed labeling. As for the ANDA approval process, these “abbreviated” applications are generally not required to include pre-clinical or clinical data to establish safety and effectiveness. Rather, an ANDA must demonstrate both chemical equivalence and bio-equivalence (the rate and extent of absorption in the body) to the innovator drug — unless a bio-equivalence waiver is granted by the FDA.
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

Risk Evaluation and Mitigation Strategy Authority under FDAAA: The FDAAA also gave the FDA authority to require the implementation of a Risk Evaluation and Mitigation Strategy, or REMS, for a product when necessary to minimize known and preventable safety risks associated with the product. The FDA may require the submission of a REMS before a product is approved, or after approval based on “new safety information,” including new analysis of existing safety information. A REMS may include a medication guide, patient package insert, a plan for communication with healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the product, which could include imposing certain restrictions on distribution or use of a product. A REMS must include a timetable for submission of assessments of the strategy at specified time intervals. Failure to comply with a REMS, including the submission of a required assessment, may result in substantial civil or criminal penalties.

Other Issues Related to Product Safety: Adverse events that are reported after marketing approval also can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market. In addition, under the FDAAA, the FDA has authority to mandate labeling changes to products at any point in a product’s life cycle based on new safety information derived from clinical trials, post-approval studies, peer-reviewed medical literature, or post-market risk identification and analysis systems data.
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
Third Party Reimbursement and Pricing Controls
In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. It is time-consuming and expensive for us to go through the process of seeking coverage from Medicare and private payers. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.
The PPACA enacted significant reforms, including revising the definition of “average manufacturer price” for reporting purposes, increasing Medicaid rebates, expanding the 340B drug discount program, and making changes to affect the Medicare Part D coverage gap, or “donut hole.” In the coming years, additional significant changes could be made to governmental healthcare programs, and to the U.S. healthcare system as a whole, that may result in significantly increased demand for rebates, decreased pricing flexibility, diminished negotiating flexibility, coverage and reimbursement limitations based upon comparative and cost-effectiveness reviews, and other measures that could significantly impact the success of our products.
In many foreign markets, including the countries in the EU, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing controls or product coverage limitations.
Employees
As of December 31, 2017, we had 215 employees (as compared to 227 employees as of December 31, 2016), 6 of whom hold an M.D. degree, and 20 of whom hold a Ph.D. degree. We believe that the success of our business will depend, in part, on our ability to attract and retain uniquely qualified personnel. Our employees are not part of any collective bargaining agreements, and we believe that we have good relations with our employees.

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
Sales of our products are dependent on the availability and extent of coverage and reimbursement, or level of reimbursement, from third-party payers, including government programs and private insurance plans. Governments and private payers may regulate prices, reimbursement levels and/or access to our products to contain costs or to affect levels of use. We rely in large part on the reimbursement of our products through government programs such as Medicare and Medicaid in the U.S., and a reduction in the coverage and/or reimbursement for our products could have a material adverse effect on our product sales, business and results of operations.
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
CMS uses those ASP data to determine the applicable reimbursement rates for our products under Medicare Part B. However, the statute, regulations and CMS guidance do not define specific methodologies for all aspects of the reporting of ASP data. For example, CMS has not provided specific guidance regarding administrative fees paid to GPOs in the ASP calculation. CMS directs that manufacturers make “reasonable assumptions” in their calculation of ASP data in the absence of specific CMS guidance on a topic. As a result, we are required to apply our reasonable judgment to certain aspects of calculating ASP data. If our submitted ASP data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse impact on our business and results of operations.
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
We are currently conducting multiple clinical trials for our products. Specifically, we are currently in a Phase 2 breast cancer trial for POZIOTINIB, a pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) with respect to ROLONTIS and a Phase 3 study involving QAPZOLA. We are also conducting various clinical trials and studies involving FOLOTYN, BELEODAQ and MARQIBO. Each of our clinical trials requires investment of substantial financial resources and time and the commencement and completion of these clinical trials may be delayed by various factors, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain the required approval to conduct a clinical trial at a prospective site, and shortages of available drug supply.
All of our drug products are prone to the risks of failure inherent in drug development. Clinical trials of new drug products sufficient to obtain regulatory marketing approval are expensive, uncertain, and take years to complete. We may not be able to successfully complete clinical testing within the time frame we have planned, or at all. Moreover, the outcome of a clinical trial is often uncertain. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our drug products. In this regard, reports of adverse events or concerns involving any of our products could interrupt, delay or halt clinical trials of such products or could result in our inability to obtain regulatory approvals for such products. In addition, the results of pre-clinical studies and early-stage clinical trials of our drug products do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a drug product is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our drug products is promising, data are susceptible to varying interpretations, and such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways.
Accordingly, FDA officials could interpret such data in different ways than we or our partners do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, our institutional review boards, our contract research organizations, or we may suspend or terminate our clinical trials for our drug products. Any failure or significant delay in completing clinical trials for our drug products, or in receiving regulatory approval for the sale of any drugs resulting from our drug products, may severely harm our business and reputation. Even if we receive FDA and other regulatory approvals, our drug products may later exhibit adverse effects that may limit or prevent their widespread use, may cause the FDA to revoke, suspend or limit their approval, or may force us to withdraw products derived from those drug products from the market. Furthermore, there is the risk that additional post-marketing requirements may be imposed by the FDA in the future on our products.
Moreover, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	delays obtaining regulatory approval to commence a trial;

•	delays in reaching agreement on acceptable terms with contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining institutional review board, or IRB, approval at each site;

•	slower than anticipated patient enrollment or our inability to recruit and enroll patients to participate in clinical trials for various reasons;

•	our inability to retain patients who have initiated a clinical trial;

•	scheduling conflicts with participating clinicians and clinical institutions;

•
lack of funding to start or continue the clinical trial, including as a result of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with our CROs and other third parties;

•	negative or inconclusive results;

•	deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, GCP or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects experienced by patients during the clinical trials as a result of or resulting from the clinical trial treatments;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	our ability to sustain the quality or stability of the applicable product candidate in compliance with acceptable standards;

•	our inability to produce or obtain sufficient quantities of the applicable product candidate to complete the clinical trials;

•	changes in governmental regulations or administrative actions that adversely affect our ability to continue to conduct or complete clinical trials;

•	negative or problematic FDA inspections of our clinical operations or manufacturing operations; and

•	real or perceived lack of effectiveness or safety.
We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the clinical trial sites in which such trials are being conducted, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Any delays, interruptions or halts in our clinical trials involving any of our products or other adverse events negatively impacting our ability to obtain regulatory approvals for such products in a timely manner could adversely affect our overall profitability, results of operations and financial condition and prospects.

If we are unable to continue to successfully develop POZIOTINIB, ROLONTIS, QAPZOLA, or any of our other pipeline products, our business, prospects, operating results, and financial condition will be materially harmed.

We are currently in a Phase 2 breast cancer trial for POZIOTINIB, a pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) with respect to ROLONTIS and a Phase 3 study involving QAPZOLA. These products are in various stages of clinical development and these products will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop POZIOTINIB, ROLONTIS, QAPZOLA or any of our other pipeline products and it is possible that none of such pipeline products will ever become viable commercial products.

The announcement of any negative or unexpected data or the discontinuation of development of POZIOTINIB, ROLONTIS, QAPZOLA or any of our other pipeline products, any delay in our anticipated timelines for filing for regulatory approval or a significant advancement of a competitor, may cause our stock price to decline significantly and may have an adverse impact on our business, financial condition and prospects. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. There is no assurance that data from our clinical trials will support filings for regulatory approval of POZIOTINIB, ROLONTIS, QAPZOLA or any of our other pipeline products, or even if approved, that POZIOTINIB, ROLONTIS, QAPZOLA or any of our other pipeline products, will become commercially successful for all approved indications. In addition, we may experience significant setbacks in our advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events. Any deficiencies in the clinical trial operations for POZIOTINIB, ROLONTIS, QAPZOLA or any of our other pipeline products or other unexpected adverse events impacting such trials could cause increased costs, program delays or both, which may harm our business. Negative or inconclusive clinical results regarding POZIOTINIB, ROLONTIS, QAPZOLA or any of our other pipeline products could adversely affect our ability to obtain regulatory approvals for such products. There is also no assurance that POZIOTINIB, ROLONTIS, QAPZOLA or any of our other pipeline products will prove to be effective or as effective as other competing compounds. If one of our pipeline products fails at any stage of development or we otherwise determine to discontinue development of that product, we will not have the anticipated revenues from that product and we may not receive any return on our investment in that product. We are engaging the FDA to discuss the potential to expedite the development of POZIOTINIB for patients with EGFR exon 20 mutations. We may not be granted such accelerated approval to market POZIOTINIB, and if we are granted accelerated approval to market POZIOTINIB, we may be subject to additional post-approval requirements.

If the development of POZIOTINIB, ROLONTIS, QAPZOLA or any our other pipeline products is delayed or discontinued, if POZIOTINIB, ROLONTIS, QAPZOLA or any of our other pipeline products fail to become commercial products, or if we experience other setbacks with respect to such products, our stock price could decline significantly and there could be an adverse impact on our business, financial condition, results of operations and prospects.

Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. Changes in laws and regulations that control drug pricing for government programs, allow for negotiated pricing, or limit product coverage and reimbursements may adversely impact our operating results and our business.
Many companies in our industry have received a governmental request for documents and information relating to drug pricing and patient assistance programs. We may become subject to similar requests, which would require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of the company or its employees, such findings or allegations could result in negative publicity or other negative actions that could harm our reputation; cause changes in our product pricing and distribution strategies; reduce demand for our approved products and/or reduce reimbursement of approved products, including by federal health care programs such as Medicare and Medicaid and state health care programs.
In addition, President Trump’s administration has indicated an interest in taking measures pertaining to drug pricing, including potential proposals relating to Medicare price negotiations, and importation of drugs from other countries. There have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At this time, it is unclear whether any of these proposals will be pursued; however, if pursued they could adversely affect our products or our future product candidates.

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
The cGMP requirements govern all areas of record keeping, production processes and controls, personnel and quality control. In addition, our CMOs will be subject to on-going periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our CMOs’ compliance with these regulations and standards. Any failure of our third party manufacturers or us to comply with applicable regulations, including an FDA pre-approval inspection, periodic on-going inspection by the FDA and cGMP requirements, could result in sanctions being imposed on them or us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operation restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Our efforts to acquire or in-license and develop additional drug products may fail, or acquired or in-licensed products may fail to perform as we anticipate, which might limit our ability to grow our business.
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
To accomplish our acquisition and in-license strategy, we intend to commit efforts, funds and other resources to research and development and business development. Even with acquired and in-licensed drug products, a high rate of failure is inherent in the development of such products. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested. For example, promising new drug product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, limited payer coverage or infringement of the intellectual property rights of others.
In addition, many other large and small companies within the pharmaceutical and biotechnology industry seek to establish collaborative arrangements for product research and development, or otherwise acquire products in late-stage clinical development, in competition with us. We face additional competition from public and private research organizations, academic institutions and governmental agencies in establishing collaborative arrangements for drug products in late-stage clinical development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand our portfolio through the in-license or acquisition of compounds. Finally, while it is not feasible to predict the actual cost of acquiring and developing additional drug products, that cost could be substantial and we may need to obtain additional financing for such purpose, which may further dilute existing stockholders.
We are aware of several competitors attempting to develop and market products competitive to our products, which may reduce or eliminate our commercial opportunities.
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes, and a number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our products target, including products currently commercialized. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to our products are in various stages of development, some of which have pending applications for approval with the FDA or have been approved by regulatory authorities in other countries. Also, there are many ongoing studies with currently marketed products and other developmental products, which may yield new data that could adversely impact the use of our products in their current and potential future indications. The introduction of competitive products or the development of technological advances that compete with our products could significantly reduce our sales, which, in turn would adversely impact our financial and operating results.
Reports of adverse events or safety concerns involving each of our products or similar agents, sold by us or our development partners and/or licensees, could delay or prevent us from obtaining or maintaining regulatory approval or negatively impact sales.
Certain of our products may cause SAEs. In addition to the risk associated with known SAEs, discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, could interrupt, delay or halt clinical trials of such products, including the FDA-required post-approval studies, and could result in the FDA or other regulatory authorities denying or withdrawing approval of our products for any or all indications. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We may also be required to update the package inserts based on reports of adverse events or safety concerns or implement a risk evaluation and mitigation strategy, or REMS, which could adversely affect such product’s acceptance in the market. In addition, the public perception of our products might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product or product candidate. Our planned trials to demonstrate efficacy in a variety of indications and to better manage side effect profiles of certain of our products may not be successful and there are no assurances that patients receiving our products will not experience SAEs in the future.
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
Future reports of SAEs or safety concerns involving any of our products could adversely affect our business, results of operations and prospects.
Our dependence on key executives, scientists and sales and marketing personnel could impact the development and management of our business.
We are highly dependent upon our ability to attract and retain qualified scientific, technical sales and marketing and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnology industries, and we cannot be sure that we will be able to continue to attract and retain the qualified personnel necessary, particularly as business prospects change, for the development and management of our business. Although we do not believe the loss of one individual would materially harm our business, our business might be harmed by the loss of the services of multiple existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner. Much of the know-how we have developed resides in our scientific and technical personnel and is not readily transferable to other personnel. While we had an employment agreement with our former Chief Executive Officer, such agreement was terminated on or about December 17, 2017 and we do not have employment agreements with any of our key scientific, technical, or managerial employees.
A significant portion of our revenue currently comes from a limited number of distributors, and any decrease in revenue from these distributors could harm our business.
A significant portion of our revenue comes from a limited number of distributors. In the years ended December 31, 2017 and December 31, 2016, three distributors (and their affiliates) together represented approximately 89.7% and 93.4%, respectively, of our worldwide revenues. We further expect that a significant portion of our revenue will continue to depend on sales to a limited number of distributors in the foreseeable future. We do not have long-term commitments from our distributors to carry our products, and any of our distributors may from quarter to quarter comprise a significant concentration of our revenues. These distributors comprise a significant part of the distribution network for pharmaceutical products in the U.S. and a small number of large distributors and wholesalers control a significant share of the market, which can increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through their fee-for-service arrangements. Any reduction in the prices we receive for our products could adversely impact our revenues and financial condition. In addition, any individual distributor could choose to stop selling some or all of our products at any time, and without notice. If we lose our relationship with any of our significant distributors, we would experience disruption and delays in marketing our products and could also experience declines in our revenues which in turn could materially adversely impact our financial condition.
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
Adverse economic conditions may have material adverse consequences on our business, results of operations and financial condition as well as our ability to raise additional capital.
Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. In recent years, we have funded our operations through a combination of equity and debt offerings and sales of our pharmaceutical products. Based on our current plans and expectations, we believe that we will require additional funding to achieve our goals. We may need to raise these additional funds through public or private debt or equity financings, and any adverse economic conditions could adversely affect our ability to raise funds. If our business deteriorates, we may not be able to maintain compliance with any covenants or representations and warranties in any such financings which could result in reduced availability of such financings, an event of default under such financings, or could make other sources of financing unavailable to us. Any such event would have a material adverse impact on our business, results of operations and financial condition.
While we believe we have adequate capital resources to meet our current working capital and capital expenditure requirements, an economic downturn or an increase in our expenses could require us to seek additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology.
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
Companies that have products on the market or in research and development that target the same indications as our products include, among others, AstraZeneca plc, Bayer AG, Endo International plc, Eli Lilly and Company, Novartis International AG, Genentech, Inc. (Roche Holding AG), Bristol-Myers Squibb Company, Seattle Genetics, Inc., GlaxoSmithKline plc, Biogen Inc., OSI Pharmaceuticals, Inc. (Astellas Pharma Inc.), Cephalon, Inc. (Teva Pharmaceutical Industries Ltd.), Sanofi S.A., Pfizer, Inc., Merck & Co. Inc., Celgene Corporation, BiPar Sciences, Inc. (Sanofi S.A.), Sanofi Genzyme, Shire plc, AbbVie Inc., Poniard Pharmaceuticals, Inc., and Johnson & Johnson. These companies may be more advanced in the development of competing drug products or are more established in the market.
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
Our 2018 Convertible Notes are scheduled to mature in December 2018, and we may have limited resources available to pay these notes on the maturity date.
As of December 31, 2017, we owed $41 million in principal under our 2.75% Convertible Senior Notes due December 2018, or the 2018 Convertible Notes. The 2018 Convertible Notes mature on December 15, 2018. If the 2018 Convertible Notes have not been converted into shares of our common stock or otherwise discharged prior to December 15, 2018, we will have an obligation to pay the note holders all accrued and unpaid interest and principal on such notes. In such case, we would have to utilize cash on hand or find an alternative funding source to finance repayment of the 2018 Convertible Notes. There can be no assurance that we will be able to obtain alternative funding on terms that are favorable to us, or at all. If we are forced to use cash on hand to fund repayment of the 2018 Convertible Notes, the amount of our cash available for other purposes will be significantly reduced.

Furthermore, as of December 31, 2017, the 2018 Convertible Notes are eligible to be converted into shares of our common stock as certain conditions related to our common stock price were met. Our stockholders’ have approved "flexible settlement" of the 2018 Convertible Notes, and as a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of our common stock. To the extent that we elect to settle such conversions in cash, the settlement amount is tied to our stock price over the 50 days prior to conversion. In such case, we would have to utilize cash on hand or find an alternative funding source to finance such cash settlements. Any use of cash on hand to fund such cash settlements would reduce the amount of our cash available for other purposes.

If actual future payments for allowances for discounts, returns, rebates and chargebacks exceed the estimates we made at the time of the sale of our products, including, without limitation, due to a change in the composition of our sales over time, our financial position, results of operations and cash flows may be materially and negatively impacted.
We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Based on industry practice, pharmaceutical companies, including us, have liberal return policies. Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased products beginning at its expiration date and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months following its expiration date (as well as for overstock inventory, as determined by end-users). We authorize returns for damaged products and exchanges for expired products in accordance with our returned goods policy and procedures. Also, like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, GPOs, pharmacies or other retail customers.

A chargeback is the difference between the price the wholesale customer (in our case, wholesalers/distributors) pays (wholesale acquisition cost) and the price that the wholesalers/distributor's customer pays for a product (contracted customer). Our products are subject to certain programs with federal government qualified entities whereby pricing on products is discounted to such entities and results in a chargeback claim to us. To the extent that our sales to discount purchasers, such as federal government qualified entities, increases, our chargebacks will also increase. There may be significant lag time between our original sale to the wholesaler and our receipt of the corresponding government chargeback claims from our wholesalers.
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
We have engaged in, and may in the future engage in strategic transactions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. Any potential acquisitions or in-licensing transactions may entail numerous risks, including but not limited to:

•	risks associated with satisfying the closing conditions relating to such transactions and realizing their anticipated benefits;

•	increased operating expenses and cash requirements;

•	difficulty in conforming standards, procedures and policies, business cultures and compensation structures;

•	difficulty integrating acquired technologies, products and personnel with our existing business;

•	difficulty conforming acquired operations, such as corporate and administrative functions, sales and marketing, or information technology and accounting systems with our existing business;

•	diversion of management’s attention in connection with both negotiating the acquisition or license and integrating the business, technology or product;

•	retention of key employees

•	uncertainties in our ability to maintain key business relationships of any acquired entities;

•	strain on managerial and operational resources;

•	exposure to regulatory, compliance and legal risks of the acquired entities;

•	tax costs or inefficiencies associated with integrating operations;

•	modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder;

•	difficulty coordinating geographically dispersed organizations;

•	exposure to unforeseen liabilities of acquired companies or products or companies or products in which we invest; and

•	potential costly and time-consuming litigation, including stockholder lawsuits.

As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings or business synergies that we anticipated. In addition, acquired or licensed products may not perform as expected or we may not obtain necessary regulatory approvals on our anticipated timeline or at all.
As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to effectively manage our growth through acquisition or in-licensing transactions could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.

In addition, in connection with acquisitions and in-licensing transactions, we may spend significant amounts of capital, issue dilutive securities, assume or incur significant debt obligations or contingent liabilities, and acquire intangible assets that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Even if appropriate opportunities are available, we may not be able to successfully identify them or we may not have the financial resources necessary to pursue them, and if pursued, we may be unable to structure and execute transactions in on our anticipated timeframe, or at all. Other pharmaceutical companies, many of which may have substantially greater financial, marketing and sales resources than we do, compete with us for these opportunities.

Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. Additionally, actual costs and sales synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the integrated businesses.

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

We may rely on CROs and other third parties to conduct clinical trials and, in such cases, we are unable to directly control the timing, conduct and expense of our clinical trials.
We may rely, in full or in part, on third parties to conduct our clinical trials. In such situations, we have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be challenging or impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

Because we have obtained accelerated approval to market FOLOTYN, BELEODAQ and MARQIBO, we are subject to ongoing regulatory obligations and review, including completion of the post-approval requirements.

FOLOTYN and BELEODAQ were approved for the treatment of patients with relapsed or refractory PTCL, and MARQIBO was approved for the treatment of adult patients with Ph-ALL in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies, under the FDA’s accelerated approval regulations. These provisions allow the FDA to approve products for cancer or other serious or life threatening diseases based on initial positive data from clinical trials. Under these provisions, we are subject to certain post-approval requirements. Specifically, we are required to conduct Phase 1 dose escalating studies and a Phase 3 randomized study for FOLOTYN and BELEODAQ in patients with PTCL. The FDA also required that we conduct two Phase 1 trials to assess whether FOLOTYN poses a serious risk of altered drug levels resulting from organ impairment as well as additional post-marketing studies with BELEODAQ. For MARQIBO, we are required to conduct a randomized Phase 3 study in patients over 60 years of age with newly diagnosed ALL. Negative or inconclusive results in these additional trials could negatively impact, or preclude altogether, our ability to continue commercializing FOLOTYN, BELEODAQ OR MARQIBO. Failure to complete the studies or adhere to the timelines established by the FDA could result in penalties, including fines or withdrawal of FOLOTYN, BELEODAQ, and/or MARQIBO from the market, which could materially adversely affect our business.

The FDA may also initiate proceedings to withdraw approval or request that we voluntarily withdraw these drugs from the market if our Phase 3 studies fail to confirm clinical benefit. Further, the FDA may require us to amend the package inserts for these drugs, including by strengthening the warnings and precautions section or institute a REMS based on the results of these studies or clinical experience. Later discovery of previously unknown problems with our proposed products, including unanticipated clinical trial results or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties, which could materially adversely affect our business. We are also subject to additional, continuing post-approval regulatory obligations, including the possibility of additional clinical studies required by the FDA, safety reporting requirements and regulatory oversight of the promotion and marketing of these drugs.
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

•	a third-party development partner may change the focus of its development and commercialization efforts due to internal reorganizations, mergers, consolidations or otherwise;

•	unwillingness to fully fund or commit sufficient resources to the testing, marketing, distribution or development of our products;

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
Our collaboration partner, Mundipharma International Corporation Limited, or Mundipharma, may not be successful in obtaining regulatory approval for FOLOTYN in a number of countries and FOLOTYN is subject to numerous complex regulatory requirements.
Our collaboration partner, Mundipharma, may not be successful in obtaining regulatory approval for FOLOTYN in a number of countries and FOLOTYN is subject to numerous complex regulatory requirements. Failure to comply with, or changes to, the regulatory requirements that are applicable to FOLOTYN outside the U.S. may result in a variety of consequences, including the following:

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
The occurrence of one or more of the above-mentioned actions could have a material and adverse impact on our business, financial condition, results of operations and cash flows.
Changes in our effective income tax rate could adversely affect our profitability.
We are subject to federal and state income taxes in the U.S. and our tax liabilities are dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to:

•	interpretations of existing tax laws;

•	the accounting for stock options and other share-based compensation;

•	changes in tax laws and rates;

•	future levels of research and development spending;

•	changes in accounting standards;

•	changes in the mix of earnings in the various tax jurisdictions in which we operate;

•	the outcome of examinations by the Internal Revenue Service and tax regulators in other jurisdictions;

•	the accuracy of our estimates for unrecognized tax benefits;

•	realization of deferred tax assets; and

•	changes in overall levels of pre-tax earnings.
The impact on our income taxes resulting from the above-mentioned factors may be significant and could have an impact on our profitability.

Our sales and operations are subject to the risks of doing business internationally.
We have a presence in international markets subjecting us to many risks that could adversely affect our business and revenues, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	collectability of accounts receivable;

•	fluctuations in foreign currency exchange rates, in particular the recent strength of the U.S. dollar versus foreign

•	currencies that has adversely impacted our revenues and net income;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from

•	country to country and may conflict with corresponding U.S. laws and regulations;

•	the far-reaching anti-bribery and anti-corruption legislation in the U.K., including the U.K. Bribery Act 2010, and

•	elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	compliance with complex import and export control laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.
Failure to comply with domestic or foreign laws applicable to our international operations could result in various adverse consequences, including: possible delay in approval or refusal to approve a product; recalls, seizures or withdrawal of an approved product from the market; disruption in the supply or availability of our products or suspension of export or import privileges; the imposition of civil or criminal sanctions; the prosecution of executives overseeing our international operations; and damage to our reputation. Any significant impairment of our ability to sell products outside of the U.S. could adversely impact our business and financial results.
If our employees, representatives or agents fail to comply with regulatory standards and requirements, we could be exposed to financial, reputational or other harm.
Our business and financial condition could be adversely affected to the extent that our employees, representatives or agents fail to:

•	comply with FDA regulations or similar regulations of similar regulatory authorities in other countries;

•	provide accurate information to the FDA or similar regulatory authorities in other countries;

•	comply with manufacturing standards we, the FDA or similar authorities in other countries have established;

•	comply with federal and state healthcare fraud and abuse laws and regulations or similar laws and regulations

•	established and enforced by comparable foreign regulatory authorities;

•	comply with the provisions of the Foreign Corrupt Practices Act, or the FCPA; or

•	report financial information or clinical or preclinical data accurately.
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by our employees, representatives or agents could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, even if we are ultimately exonerated, we could incur substantial costs and expenses in an effort to defend ourselves or to assert our rights and any such actions could result in reputational harm to us or have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
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

We rely upon our sophisticated information technology systems and infrastructure to operate our business.  In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information.  Data privacy breaches by those who access our systems, whether by employees or others, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, employees, customers or other business partners, may be exposed to unauthorized persons or to the public or otherwise used for unauthorized purposes. We could also experience a business interruption, noncompliance with data privacy laws, theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers.  Such attacks are of ever-increasing levels of sophistication, frequency and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems (or that of our third-party providers). Any such interruption or breach of our systems or improper use of confidential data could adversely affect our business operations, financial condition, and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.
We have a history of net losses. We expect to continue to incur net losses and may not achieve profitability for some time, if at all.
We have incurred net losses in each of the years ended December 31, 2017, December 31, 2016 and December 31, 2015. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect that in the foreseeable future we will continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of FOLOTYN, BELEODAQ and MARQIBO. In addition, we expect to make substantial expenditures to further develop and potentially commercialize POZIOTINIB, ROLONTIS and QAPZOLA, as well as our other product candidates. Accordingly, we expect to continue to incur net losses in the foreseeable future and may not achieve profitability for some time, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
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
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology patents has emerged to date in the U.S. The laws of many countries may not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. Filing, prosecuting and defending patents on all our products or product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions not covered by any of our patent claims or other intellectual property rights.
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
An issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Patents issued to us and our licensors and those that may be issued in the future to us and our licensors may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing related product candidates or could limit the length of the term of patent protection of our product candidates. Our competitors may independently develop similar technologies. In addition, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.
We also rely on trade secret protection and contractual protections for our unpatented and proprietary drug compounds. Trade secrets are difficult to protect. While we enter into confidentiality agreements with our employees, consultants and others, these agreements may not successfully protect our trade secrets or other confidential and proprietary information. It is possible that these agreements will be breached, or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. Likewise, although we conduct periodic trade secret audits of certain partners, vendors and contract manufacturers, these trade secret audits may not protect our trade secrets or other confidential and proprietary information. It is possible that despite having certain trade secret audit security measures in place, trade secrets or other confidential and proprietary information may still be leaked or disclosed to a third party. It is also possible that our trade secrets will become known or independently developed by our competitors.
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
The pharmaceutical industry is characterized by rapidly evolving biotechnology. Biotechnologies under development by other pharmaceutical companies could result in treatments for diseases and disorders for which we are developing our own treatments. Several other companies are engaged in the research and development of compounds that are similar to our efforts. A competitor could develop a new biotechnology, product or therapy that has better efficacy, a more favorable side-effect profile or is more cost-effective than one or more of our drug products and thereby cause our drug products to become commercially obsolete. Some of our drug products may become obsolete before we recover the expenses incurred in their development. As a result, such products may never become profitable.
Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our product candidates abroad.
We intend to market certain of our existing and future product candidates in and outside of the U.S. In order to market our existing and future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals according to the applicable domestic laws and regulations. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as other risks specific to the jurisdictions in which we may seek approval. Approval by the FDA does not guarantee approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not necessarily ensure approval by regulatory authorities in other countries.

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
The sale of our products is subject to regulatory approvals, and our business is subject to extensive regulatory requirements, and if we are unable to obtain regulatory approval for our product candidates, or if we fail to comply with governmental regulations, we will be limited in our ability to commercialize our products and product candidates and/or subject us to penalties.
We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Obtaining regulatory approval of a new drug is an uncertain, lengthy and expensive process, and success is never guaranteed. Despite the time, resources and effort expended, failure can occur at any stage. During each stage, there is a substantial risk that we will encounter serious obstacles that will further delay us and add substantial expense, that we will develop a product with limited potential for commercial success, or that we will be forced to abandon a product in which we have invested substantial amounts of time and money. These risks may include failure of the product candidate in preclinical studies, difficulty enrolling patients in clinical trials, clinical trial holds or other delays in completing clinical trials, delays in completing formulation and other testing and work necessary to support an application for regulatory approval, adverse reactions to the product candidate or other safety concerns, insufficient clinical trial data to support the safety or efficacy of the product candidate or to differentiate our product candidate from competitors, an inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-effective manner, and failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate or the facilities in which it is manufactured. In order to receive approval from the FDA for each product candidate, we must demonstrate that the new drug product is safe and effective for its intended use and that the manufacturing processes for the product candidate comply with the FDA’s cGMPs, which include requirements related to production processes, quality control and assurance, and recordkeeping. The FDA has substantial discretion in the approval process for human medicines.

The FDA and comparable agencies in foreign countries impose many requirements related to the drug development process through lengthy and rigorous clinical testing and data collection procedures, and other costly and time consuming compliance procedures. While we believe that we are currently in compliance with applicable FDA regulations, if we or our partners, the CROs or CMOs with which we have relationships, fail to comply with the regulations applicable to our clinical testing, the FDA may delay, suspend or cancel our clinical trials, or the FDA might not accept the test results. The FDA, an institutional review board, third party investigators, any comparable regulatory agency in another country, or we, may suspend clinical trials at any time if the trials expose subjects participating in such trials to unacceptable health risks. Further, human clinical testing may not show any current or future drug product to be safe and effective to the satisfaction of the FDA or comparable regulatory agencies, or the data derived from the clinical tests may be unsuitable for submission to the FDA or other regulatory agencies. Once we submit an application seeking approval to market a drug product, the FDA or other regulatory agencies may not issue their approvals on a timely basis, if at all. If we are delayed or fail to obtain these approvals, our business and prospects may be significantly damaged. In addition, any regulatory approvals that we receive for our future product candidates may also be subject to limitations on the indicated uses for which they may be marketed or contain requirements for potentially cost prohibitive post-marketing follow-up studies and surveillance to monitor the safety and efficacy of the product.
If we obtain regulatory approval for our drug products, we, our partners, our manufacturers, and other contract entities will continue to be subject to extensive requirements by a number international, federal, state and local agencies. These regulations will impact many aspects of our operations, including testing, research and development, manufacturing, safety, effectiveness, labeling, storage, quality control, adverse event reporting, record keeping, approval, advertising and promotion of our future products. The FDA and foreign regulatory authorities strictly regulate the promotional claims that may be made about prescription products and our product labeling, advertising and promotion is subject to continuing regulatory review. Physicians may nevertheless prescribe our product to their patients in a manner that is inconsistent with the approved label, or that is off-label. The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and if we are found to have improperly promoted off-label uses we may be subject to significant sanctions, civil and criminal fines and injunctions prohibiting us from engaging in specified promotional conduct.

In addition, the Company is subject to the federal False Claims Act, or the FCA, as well as the false claims laws of several states. The FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Suits filed under the FCA, known as "qui tam" actions, can be brought by any private individual on behalf of the government and such private individuals, commonly known as "whistleblowers," may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend a FCA action. When an entity is determined to have violated the FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states also have enacted laws modeled after the federal FCA.

In order to comply with these laws, we have implemented a compliance program designed to identify, prevent and mitigate risk through the implementation of compliance policies and training systems. We cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time-consuming for our management.
The discovery of previously unknown safety risks with drug products approved to go to market or on the market may raise costs, prevent us from marketing such products, or require us to change the labeling of our products or take other potentially limiting or costly actions.
The later discovery of previously unknown safety risks with our commercial products may result in the imposition of restrictions on distribution or use of the drug product, including withdrawal from the market. The FDA may revisit and change its prior determinations with regard to the safety and efficacy of our products. If the FDA’s position changes, we may be required to change our labeling or to cease manufacture and marketing of the products at issue. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our products if concerns about their safety or effectiveness develop.

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

•
require sponsors to implement a REMS for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers, or other elements the FDA deems necessary to assure safe use of the drug (either prior to approval or post-approval as necessary).

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
Our ability to commercialize any products successfully will depend in part on the availability of coverage and reimbursement from third-party payers such as government authorities, private health insurers, health maintenance organizations including pharmacy benefit managers and other health care-related organizations, in both the U.S. and foreign markets. Even if we succeed in bringing one or more products to market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability. Coverage and reimbursement by governmental and other third-party payers may depend upon a number of factors, including a governmental or other third-party payer’s determination that use of a product includes but is not limited to:

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
If we market products in a manner that violates federal or state health care fraud and abuse laws, we may be subject to civil or criminal penalties, including exclusion from participation in government health care programs.
As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payers for our products, we are subject to certain federal and state healthcare laws and regulations pertaining to fraud and abuse applicable to our business. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government.
The laws that may affect our ability to operate include the federal health care program Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally-financed health care programs. This statute applies to arrangements between pharmaceutical manufacturers and prescribers, purchasers and formulary managers. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.
Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Drug Rebate Program. Federal enforcement agencies have also recently scrutinized product and patient assistance programs, including manufacturer reimbursement support services as well as relationships with specialty pharmacies. If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The federal "Sunshine" requirements pursuant to the Healthcare Reform Law imposed new requirements on (i) manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and teaching hospitals), and (ii) applicable manufacturers and GPOs to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection on August 1, 2013 and to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations.

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

Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Compliance with these laws and regulations is costly and materially affects our business. Among other effects, health care regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We expect compliance with these regulations to require significant technical expertise and capital investment to ensure the reasonable design and operation of an effective compliance program.
Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The Healthcare Reform Law also made several important changes to the federal Anti-Kickback Statute, false claims laws, and health care fraud statute by weakening the intent requirement under the anti-kickback and health care fraud statutes that may make it easier for the government, or whistleblowers to charge such fraud and abuse violations. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. In addition, the Healthcare Reform Law increases penalties for fraud and abuse violations. If our past, present or future operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we are subject, we may incur significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and negatively impact our financial results.
We may be involved in lawsuits to defend or enforce our patents, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe upon our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S. or in Europe.

Furthermore, because of the substantial amount of discovery that could be required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our stock price.
We may be subject to product liability claims, and may not have sufficient product liability insurance to cover any such claims, which may expose us to substantial liabilities.
We may be held liable if any product we or our partners develop causes injury or is found otherwise unsuitable during product testing, manufacturing, clinical trials, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, competing pharmaceutical companies or others selling or testing our products. Although we currently carry product liability insurance that we believe is adequate, it is possible that this coverage will be insufficient to protect us from future claims. Additionally, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Failure to maintain sufficient insurance coverage could have a material adverse effect on our business, prospects and results of operations if claims are made that exceed our coverage.
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
We could be adversely affected by violations of the FCPA, and other worldwide anti-bribery laws.
The FCPA prohibits U.S. companies and their respective representatives from offering, promising, authorizing, or making improper payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with meet the definition of a foreign government official for purposes of the FCPA. We have policies and procedures in place to ensure that we comply with the FCPA and similar laws; however, there is no assurance that such policies and procedures will protect us against liability under the FCPA or related laws for actions taken by our employees and intermediaries with respect to our business. Failure to comply with the FCPA and related laws could disrupt our business and lead to criminal and civil penalties including fines, suspension of our ability to do business with the federal government and denial of government reimbursement of our products, which could result in a material adverse impact on our business, financial condition, results of operations and cash flows. We could also be adversely affected by any allegation that we violated such laws.
The use of hazardous materials, including radioactive and biological materials, in our research and development and commercial efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials.
Our research and development, manufacturing (including a radiolabeling step for ZEVALIN) and administration of our drugs involves the controlled use of hazardous materials, including chemicals, radioactive and biological materials, such as radioactive isotopes. We are subject to federal, state, local and foreign environmental laws and regulations governing, among other matters, the handling, storage, use and disposal of these materials and some waste byproducts. We cannot completely eliminate the risk of contamination or injury from these materials and we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for environmental cleanup and removal. Currently the costs of complying with such federal, state, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

Risks Related to Our Common Stock

Future issuances of our common stock or instruments convertible or exercisable into our common stock, including in connection with conversions of the 2018 Convertible Notes or exercises of outstanding options and warrants, may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.
We may obtain additional funds through public or private debt or equity financings in the near future. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In the past, we have issued shares of common stock pursuant to at-the-market-issuance sales agreements and we may do so in the future. Certain issuances by us of equity securities may be at or below the prevailing market price of our common stock and may have a dilutive impact on our existing stockholders. In addition, the conversion of some or all of the 2018 Convertible Notes or any other convertible notes which we may issue in the future and/or the exercise of some or all of our outstanding options, warrants or other rights may likewise dilute the ownership interests of our stockholders, and any sales in the public market of any shares of our common stock issuable upon such conversion or exercise, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock.
These issuances or other dilutive issuances would also cause our per share net income, if any, to decrease in future periods.
As of December 31, 2017, we had $41 million in outstanding principal under our 2018 Convertible Notes, which were convertible into 3.9 million shares of common stock at the conversion rate in effect on December 31, 2017. In addition, as of December 31, 2017, 15.9 million shares of common stock were issuable pursuant to the exercise of outstanding options, restricted stock units and warrants. The exercise or conversion of these securities and the sale of the underlying shares of common stock may have an adverse effect upon the price of our common stock, which could fall as a result of sales of any of these shares of common stock. In addition, 14.6 million shares of common stock were reserved for future issuance under our equity compensation plans.
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
In addition, if the convertible note hedge and warrant transactions fail to become effective, through the failure of counterparties to perform or otherwise, RBC and/or its affiliates may unwind its hedge positions with respect to our common stock, which could adversely affect the value of our common stock. The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time (though they could adversely affect the value of our common stock).
We are subject to the risks of securities and related litigation, which may expose us to substantial liabilities and could seriously harm our business.

We may be subject to the risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the remaining unresolved actions set forth in “Item 3. Legal Proceedings.” There can be no assurance that any settlement or liabilities in such actions or any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. While we and our Board of Directors deny the allegations of wrongdoing against us in the unresolved actions initiated against us, there can be no assurance as to the ultimate outcome or timing of their resolutions. In addition to the potential costs and liabilities, securities litigation could divert management’s attention and resources, which could seriously harm our business.
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
Factors that may cause the market price and volume of our common stock to decrease include, among other things:

•	recognition on up-front licensing or other fees or revenues;

•	payments of non-refundable up-front or license fees, or payment for cost-sharing expenses, to third parties;

•	adverse results or delays in our clinical trials;

•	fluctuations in our results of operations;

•	timing and announcements of our technological innovations or new products or those of our competitors;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	announcements of FDA non-approval of our products, or delays in the FDA or other foreign regulatory review processes or actions;

•	changes in recommendations or guidelines of government agencies or other third parties regarding the use of our products;

•	adverse actions taken by regulatory agencies with respect to our drug products, clinical trials, manufacturing processes or sales and marketing activities;

•	concerns about our products being reimbursed;

•	any lawsuit involving us or our products;

•	developments with respect to our patents and proprietary rights;

•	public concern as to the safety of products developed by us or others;

•	regulatory developments in the U.S. and in foreign countries;

•	changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage;

•	the pharmaceutical industry generally and general market conditions;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of our common stock generally;

•	hedging or arbitrage transactions by holders of the 2018 Convertible Notes;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.
Also, certain dilutive securities such as warrants can be used as hedging tools which may increase volatility in our stock and cause a price decline. While a decrease in market price could result in direct economic loss for an individual investor, low trading volume could limit an individual investor’s ability to sell our common stock, which could result in substantial economic loss as well. From January 3, 2017 through February 15, 2018, the closing price of our common stock ranged between $4.46 and $23.07, and the daily trading volume was as high as 19.6 million shares and as low as 0.2 million shares.
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

•
the establishment of advance notice requirements for the nomination of candidates for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions may make it more difficult for stockholders to take certain corporate actions and could delay, discourage or prevent someone from acquiring our business or replacing our current management, even if doing so would benefit our stockholders. These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.
We have a stockholder rights plan pursuant to which we distributed rights to purchase units of our Series B junior participating preferred stock. Subject to the exception noted below, the rights become exercisable upon the earlier of ten days after a person or group of affiliated or associated persons has acquired 15% (or 20% in the case of a designated holder) or more of the outstanding shares of our common stock or ten business days after a tender offer has commenced that would result in a person or group beneficially owning 15% (or 20% in the case of a designated holder) or more of our outstanding common stock. These rights could delay or discourage someone from acquiring our business, even if doing so would benefit our stockholders. In October 2017, we amended our stockholders rights plan to treat BlackRock Inc. and its affiliates as a "designated holder" and, to our knowledge, we currently have no stockholders who own 15% or more of the outstanding shares of our common stock or designated holders who own 20% or more of the outstanding shares of our common stock.
Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.
The results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting are required by the Sarbanes-Oxley Act of 2002. Any failure to maintain enhanced monitoring controls and improved detection and communication of financial misstatements across all levels of the organization could result in (i) material weaknesses, (ii) material misstatements in our financial statements, requiring restatements of our previously-filed financial statements, and (iii) cause us to fail to meet our timely reporting and debt compliance obligations. These outcomes could cause us to lose public confidence, and could cause the trading price of our common stock to decline. For further information regarding our controls and procedures, see Item 9A. Controls and Procedures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 12,000 square feet for our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2019, and we lease 56,000 square feet for our administrative and research and development facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019. We also lease administrative space in Westlake Village, California; Westminster, Colorado; and Mumbai, India. We believe that these leased facilities are adequate to meet our current and planned business needs.

ITEM 3. LEGAL PROCEEDINGS
We are involved from time-to-time with various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature we believe are normal and incidental to a pharmaceutical business, and may include product liability, intellectual property, employment matters, and other general claims. We may also be subject to derivative lawsuits from time to time.
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
Certain of the legal proceedings in which we are involved are discussed in Note 17, "Financial Commitments & Contingencies And License Agreements," to our accompanying Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPPI.” The high and low closing sale prices of our common stock as reported by NASDAQ during each quarter ended in 2017 and 2016 were as follows:

	High	Low
Year Ended December 31, 2017:
First Quarter	$6.73	$4.46
Second Quarter	7.93	5.60
Third Quarter	14.07	7.28
Fourth Quarter	20.73	13.36
Year Ended December 31, 2016:
First Quarter	$6.36	$4.28
Second Quarter	7.65	6.33
Third Quarter	7.10	4.47
Fourth Quarter	4.79	3.22

On February 15, 2018, the closing price of our common stock on the NASDAQ Global Select Market was $21.63 per share, and there were 361 holders of record of our common stock.

During the year ended December 31, 2017, we purchased an aggregate of 373,822 shares of common stock surrendered by our employees and members of our Board of Directors to satisfy their income tax withholding obligations of their restricted stock awards at an average price of $8.31 per share. Such shares have been canceled by our transfer agent. The following table provides information regarding our repurchases for the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - December 31, 2017	150,962	$18.46	—	$—
October 1, 2017 - October 31, 2017	5,460	$15.45	—	$—
November 1, 2017 - November 30, 2017	—	$—	—	$—
December 1, 2017 - December 31, 2017	145,502	$18.96	—	$—
Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2012, the last trading day before our 2013 fiscal year, through the end of fiscal 2017 with the cumulative total return on $100 invested for the same period in the Russell 2000 index and our Peer Group.

The Peer Group was identified by selecting a comparably sized, industry-affiliated peer group of companies operating within the biotechnology or pharmaceutical industries, with 2015 revenues of between $60 million and $500 million with market capitalization of up to approximately $1.0 billion.

Our Peer Group consists of the following publicly-traded companies:

•	AMAG Pharmaceuticals, Inc.

•	Genomic Health, Inc.

•	Luminex Corporation

•	Amphastar Pharmaceuticals, Inc.

•	MiMedx Group, Inc.

•	Pernix Therapeutics Holdings, Inc.

•	Supernus Pharmaceuticals, Inc.

•	Halozyme Therapeutics, Inc.

•	Sucampo Pharmaceuticals, Inc.

•	Enanta Pharmaceuticals, Inc.

•	Fluidigm Corporation

•	Harvard Bioscience, Inc.

•	Vanda Pharmaceuticals Inc.

•	Infinity Pharmaceuticals, Inc.

•	VIVUS, Inc.

•	Merrimack Pharmaceuticals, Inc.

•	NewLink Genetics Corporation

•	Eagle Pharmaceuticals, Inc.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Spectrum Pharmaceuticals, Inc.	$79	$62	$54	$40	$169
Russell 2000	$139	$146	$139	$169	$194
Peer Group	$120	$139	$134	$114	$130

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

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2017, 2016, and 2015 are included elsewhere in this Annual Report on Form 10-K. We made certain immaterial corrections to stock-based compensation n 2016 and earlier years; these corrections are reflected in the "Selected Statement of Operations Data" below (see Note 20 to the accompanying Consolidated Financial Statements for a discussion of these corrections).
The information set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto in Item 8. Financial Statements and Supplementary Data. The information set forth below is not necessarily indicative of our future financial condition or future results of operations.

	Year ended December 31,
Selected Statement of Operations Data:	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Total revenues	$128,367	$146,444	$162,556	$186,830	$155,854
Operating costs and expenses:
Cost of sales (excludes amortization and impairment of intangible assets)	42,859	27,953	27,689	27,037	28,580
Cost of service revenue	4,359	7,890	—	—	—
Selling, general and administrative	84,267	88,418	88,064	98,339	101,155
Research and development	65,895	59,123	51,073	70,116	46,990
Amortization and impairment of intangible assets	27,647	25,946	38,319	24,288	20,074
Loss from operations	(96,660)	(62,886)	(42,589)	(32,950)	(40,945)
Change in fair value of contingent consideration related to acquisitions	(4,957)	(649)	676	987	2,871
Other expense, net	(6,409)	(8,548)	(10,323)	(12,951)	(722)
Loss before income taxes	(108,026)	(72,083)	(52,236)	(44,914)	(38,796)
Benefit (provision) for income taxes	16,778	2,313	(406)	(2,186)	(25,498)
Net loss	$(91,248)	$(69,770)	$(52,642)	$(47,100)	$(64,294)
Net loss per share—basic	$(1.07)	$(0.96)	$(0.81)	$(0.73)	$(1.06)
Net loss per share—diluted	$(1.07)	$(0.96)	$(0.81)	$(0.73)	$(1.06)

	As of December 31,
Selected Balance Sheet Data:	2017	2016	2015		2014	2013
	(In thousands)
Cash, cash equivalents and marketable securities	$227,571	$158,469	$139,986	—	$133,248	$159,777
Working capital surplus (current assets minus current liabilities)	$167,997	$151,137	$114,282		$113,030	$145,206
Total assets	$487,439	$428,768	$419,049		$490,033	$499,155
Long term obligations, less current portion	$26,351	$127,229	$129,849		$126,040	$127,565
Total stockholders’ equity	$351,339	$236,026	$212,857		$254,554	$281,606

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
OVERVIEW
Our Business
We are a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, a commercial infrastructure and a field sales force for our marketed products. Currently, we have six approved oncology/hematology products (FUSILEV, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of cancer including: NHL, mCRC, ALL, and MM.
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
Recent Highlights of Our Business, Product Development Initiatives, and Regulatory Approvals
During the year ended December 31, 2017 and through the filing date of this Annual Report on Form 10-K, we accomplished various critical business objectives, which included:

•
POZIOTINIB, a novel pan-HER inhibitor: In March 2016, we initiated a Phase 2 breast cancer trial for POZIOTINIB. The Phase 2 study is an open-label study that will enroll approximately 75 patients with HER2 positive metastatic breast cancer, who have failed at least two HER2 directed therapies. The dose and schedule of oral POZIOTINIB is based on clinical experience from the studies in South Korea, and will include the use of prophylactic therapies to help minimize the known side-effects of pan-HER directed therapies.

Tumors with EGFR or HER2 exon 20 insertion mutations are rare, and have generally not been responsive to several other tyrosine kinase inhibitors so there are currently no drugs approved to treat these patients who have a poor prognosis of approximately 2 months of progression-free survival. However, POZIOTINIB, due to its unique chemical structure and characteristics, is believed to inhibit cell growth of EGFR or HER2 exon 20 insertions. In collaboration with The University of Texas MD Anderson Cancer Center, an investigator-sponsored Phase 2 trial is currently enrolling in NSCLC patients with EGFR or HER2 exon 20 mutations. The study yielded preliminary results demonstrating evidence of significant antitumor activity in NSCLC patients with EGFR exon 20 mutations, with interim data presented at the World Conference on Lung Cancer in October 2017 showing an unconfirmed Objective Response Rate of 73% in 11 treated patients.
Based on feedback from the FDA, we have initiated an additional multi-center study in patients with EGFR or HER2 exon 20 insertion mutations. This study will enroll up to 87 patients with EGFR exon 20 insertion mutations and up to 87 patients with HER2 exon 20 insertion mutations. We began enrolling patients in October 2017. We are engaging the FDA to discuss the potential to expedite the development of POZIOTINIB for this unmet medical need. Additionally, as these mutations are also seen in other tumor types, we are planning a basket study to investigate the potential for POZIOTINIB to treat patients with these mutations in other solid tumors. In addition to the these studies, other Phase 2 studies for POZIOTINIB in breast, lung, head-and-neck, and gastric cancer indications are being conducted in South Korea by Hanmi and the Korean National OncoVenture.

•
ROLONTIS, a novel long-acting G-CSF: A pivotal Phase 3 study (ADVANCE Study, or SPI-GCF-301) was initiated in the first quarter of 2016 to evaluate ROLONTIS as a treatment for chemotherapy-induced neutropenia. Based on the amended SPA received from the FDA, the size of the ADVANCE study was reset to 400 evaluable patients. The ADVANCE study has completed enrollment with 406 patients and we announced on February 5, 2018 that the top line result of this study met the primary endpoint of non-inferiority in Duration of Severe Neutropenia between ROLONTIS and pegfilgrastim, with a similar adverse profile between the two study arms. We initiated a second pivotal Phase 3 study (RECOVER Study, or SPI-GCF-302) and also announced the completion of its enrollment on February 5, 2018. We expect to file our BLA with the FDA for ROLONTIS in the fourth quarter of 2018.

•
QAPZOLA, a potent tumor-activated drug being investigated for NMIBC: In February 2017, we received a SPA from the FDA for our redesigned Phase 3 study of QAPZOLA. This Phase 3 study has been specifically designed to build on learnings from our previous studies, as well as recommendations from the FDA. The Phase 3 study is currently planning to enroll 425 evaluable patients, using a single dose of 8 mg of QAPZOLA, and will evaluate time-to-recurrence as the primary endpoint. We began enrolling patients in the third quarter of 2017.

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
We are subject to normal inflationary trends and anticipate that any increased costs would be passed on to our customers. However, inflation has not, and is not expected to, have a material effect on our business.
Our revenue recognition criteria are described in greater detail below and in Note 2(i) to the accompanying Consolidated Financial Statements.

Cost of Product Sales (Excludes Amortization and Impairment Charges of Intangible Assets)
Cost of product sales includes production and packaging materials, contract manufacturer fees, allocated personnel costs (including stock-based compensation expense), shipping expenses, and royalty fees.
Cost of Service Revenue
Cost of service revenue includes: (i) allocation of compensation of our sales personnel, and other reimbursable costs, for the marketing of certain products at the direction of its beneficial owner, and (ii) reimbursable costs and services provided to our licensees in connection with their clinical, regulatory, and commercial activities within their territories.
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
Our GTN estimates are comprised of the following categories:
Product Returns Allowances: Our FUSILEV, MARQIBO, and BELEODAQ customers are permitted to return purchased product beginning at its expiration date, and within six months thereafter. Our EVOMELA customers are permitted to return purchased product beginning at six months prior to its expiration date, and within 12 months thereafter (as well as for overstock inventory, as determined by end-users). Returned product is generally destroyed and not resold. Returns outside of the above referenced criteria for expiry of ZEVALIN and FOLOTYN are not contractually, or customarily, allowed. We estimate expected product returns for our allowance based on our historical return rates.
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
Commercial Rebates: Commercial rebates are based on (i) our estimates of end-user purchases through a GPO, (ii) the corresponding contractual rebate percentage tier we expect each GPO to achieve, and (iii) our estimates of the impact of any prospective rebate program changes made by us.
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
Inventories – Lower of Cost or Net Realizable Value
We adjust our inventory value for estimated amounts of excess, obsolete, or unmarketable items. Such assumptions involve projections of future customer demand, as driven by economic and market conditions, and the product’s shelf life. If actual demand, or economic or market conditions are less favorable than those projected by us, incremental inventory write-downs may be required and could be significant.
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
Stock-Based Compensation

Stock-based compensation expense for equity awards granted to our employees and members of our Board of Directors is recognized on a straight-line basis over the award’s vesting period. Compensation expense is initially recognized net of an estimated forfeiture rate, representing the percentage of awards that are expected to be forfeited (by termination of employment or service) prior to vesting, though recognized expense is ultimately adjusted for actual forfeitures. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) which carry service conditions for vesting. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) which carry combined market conditions and service conditions for vesting. From time to time we issue stock warrants to non-employees. These awards are also valued using the Black-Scholes option pricing model, then are marked-to-market at each reporting period until fully vested.
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

RESULTS OF OPERATIONS
Operations Overview – 2017, 2016, and 2015

	Year Ended December 31,
	2017		2016		2015
	($ in thousands)
Total revenues	$128,367	100.0%	$146,444	100.0%	$162,556	100.0%
Operating costs and expenses:
Cost of sales (excludes amortization and impairment of intangible assets)	42,859	33.4%	27,953	19.1%	27,689	17.0%
Cost of service revenue	4,359	3.4%	7,890	5.4%	—	—%
Selling, general and administrative	84,267	65.6%	88,418	60.4%	88,064	54.2%
Research and development	65,895	51.3%	59,123	40.4%	51,073	31.4%
Amortization and impairment charges of intangible assets	27,647	21.5%	25,946	17.7%	38,319	23.6%
Total operating costs and expenses	225,027	>100.0%	209,330	>100.0%	205,145	>100.0%
Loss from operations	(96,660)	(75.3)%	(62,886)	(42.9)%	(42,589)	(26.2)%
Interest expense, net	(6,798)	(5.3)%	(9,435)	(6.4)%	(9,074)	(5.6)%
Change in fair value of contingent consideration related to acquisitions	(4,957)	(3.9)%	(649)	(0.4)%	676	0.4%
Other (expense) income, net	389	0.3%	887	0.6%	(1,249)	(0.8)%
Loss before income taxes	(108,026)	(84.2)%	(72,083)	(49.2)%	(52,236)	(32.1)%
Benefit (provision) for income taxes	16,778	13.1%	2,313	1.6%	(406)	(0.2)%
Net loss	$(91,248)	(71.1)%	$(69,770)	(47.6)%	$(52,642)	(32.4)%

YEAR ENDED DECEMBER 31, 2017 VERSUS DECEMBER 31, 2016
Total Revenues

	Year Ended December 31,
	2017		2016		$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$7.3		$34.8		$(27.5)	(79.0)%
FOLOTYN	43.0		46.2		(3.2)	(6.9)%
ZEVALIN	11.8		10.7		1.1	10.3%
MARQIBO	6.6		7.2		(0.6)	(8.3)%
BELEODAQ	12.4		13.4		(1.0)	(7.5)%
EVOMELA	35.2		16.2		19.0	>100.0%
	116.2	*	128.6	*	(12.4)	(9.6)%
License fees and service revenue	12.2		17.8		(5.6)	(31.5)%
Total revenues	$128.4		$146.4		$(18.0)	(12.3)%
* Value does not foot by an immaterial amount due to rounding.
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

FUSILEV revenue decreased $27.5 million in 2017 compared to 2016 as a result of the continued significant decline in both our net average sales price and unit sales due to the competitive launch of generic levo-leucovorin products beginning in April 2015 (see Note 3(g) to the accompanying Consolidated Financial Statements). We expect to report further net sales declines of FUSILEV in 2018 due to ongoing pricing pressure from generic competition.
FOLOTYN revenue decreased $3.2 million in 2017 compared to 2016 as a result of a decrease in the numbers of units sold in the year, partially offset by an increase in our net average sales price per unit.
ZEVALIN revenue increased $1.1 million in 2017 compared to 2016 primarily as a result of an overall increase in units sold and an increase in the net average price per unit in our ex-U.S territories.
MARQIBO revenue decreased $0.6 million in 2017 compared to 2016 as a result of a decline in the number of units sold in the year, partially offset by an increase in our net average sales price per unit.
BELEODAQ revenue decreased $1.0 million in 2017 compared to 2016 primarily as a result of a decrease in the number of units sold in the current year, and also as a result of a decrease in our average net sales price per unit.
EVOMELA revenue increased significantly by $19.0 million during 2017 compared to 2016 as a result of an increase in the number of units sold, partially offset by a decrease in our average net sales price per unit. The commercial launch of this product commenced in April 2016.
License fees and service revenue. Our license fees and service revenue in 2017 decreased by $5.6 million primarily due to the following: (i) an upfront receipt of $6 million in 2016 for the out-license of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO (see Note 13 to the accompanying Consolidated Financial Statements) which did not reoccur in 2017, (ii) $4.3 million decrease in fees from our co-promotion with Eagle (see Note 14 to the accompanying Consolidated Financial Statements) as our sales force is no longer marketing Eagle's products as of July 1, 2017, and (iii) $0.5 million decrease in our sales of ZEVALIN to Asia and certain other territories, excluding China (see Note 12 to the accompanying Consolidated Financial Statements). These decreases were partially offset by the recognition in 2017 of (i) $3.0 million contractual milestone for FOLOTYN approval in Japan, (ii) $2.0 million contractual milestone receipt for the first commercial sale of FOLOTYN in Japan (see Note 17(b)(vii) to the accompanying Consolidated Financial Statements), and (iii) $0.3 million of regulatory service revenue that was provided for the benefit of our licensee.

Operating Expenses

	Year Ended December 31,
	2017	2016	$ Change	% Change
	($ in millions)
Operating expenses:
Cost of sales (excludes amortization and impairment of intangible assets)	$42.9	$28.0	$14.9	53.2%
Cost of service revenue	4.4	7.9	(3.5)	(44.3)%
Selling, general and administrative	84.3	88.4	(4.1)	(4.6)%
Research and development	65.9	59.1	6.8	11.5%
Amortization and impairment charges of intangible assets	27.6	25.9	1.7	6.6%
Total operating costs and expenses	$225.0	$209.3	$15.7	7.5%
Cost of Sales. Despite our decreased product revenue in 2017, cost of sales increased $14.9 million in 2017 compared to 2016, resulting in a gross margin decrease. This increase in cost of sales was primarily due to (i) changes to our product sales mix and (ii) royalty expense for FOLOTYN regulatory and commercial milestone achievements (see Note 17(b)(vii) to the accompanying Consolidated Financial Statements), partially offset by our FUSILEV royalty settlement also recognized in 2017 (see Note 17(b)(v) to the accompanying Consolidated Financial Statements).
Cost of Service Revenue. Cost of service revenue substantially relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for promotion and sale of Eagle's products by our sales force. Our cost of service revenue decreased in 2017 compared to 2016 because we ceased marketing these products beginning July 1, 2017 (see Note 14 to the accompanying Consolidated Financial Statements).
Selling, General and Administrative. Selling, general and administrative expenses decreased $4.1 million largely driven by a $12.3 million decrease in non-recurring legal expenses and settlements related to shareholder litigation and FOLOTYN patent matters in 2016, and $2.4 million of non-recurring contract termination fees in 2016. These overall reductions were partially offset by (i) one-time severance and legal expenses of $7.1 million associated with the termination of our former chief executive officer in December 2017, and (ii) $3.7 million increase related to reimbursable expenses from Eagle as the agreement expired under its terms on June 30, 2017 (see Note 14).
Research and Development. Research and development expenses increased in 2017 by $6.8 million compared to the prior year due to various items primarily including (i) $7.1 million increase in clinical initiatives and activities primarily related to ROLONTIS and POZIOTINIB, and (ii) $1.2 million FDA filing fee associated with our sodium levoleucovorin NDA and a corresponding $0.3 million milestone payment to a licensor. These increases were partially offset by decreased expense associated with ROLONTIS, attributable to a non-recurring $2.7 million clinical milestone fee in 2016 (see Note 17(b)(xiii) to the accompanying Consolidated Financial Statements).
Amortization and Impairment Charges of Intangible Assets. Amortization expense increased $1.7 million in 2017 compared to 2016 due to a prospectively-applied adjustment in June 2016 of the amortization period of our FOLOTYN distribution rights (to November 2022 from March 2025), representing the period through which we expect to have patent protection from generic competition (see Note 3(g) to the accompanying Consolidated Financial Statements). As a result, in 2017 we incurred a full-year of increased amortization expense related to this adjustment. Amortization expense otherwise remained consistent with the prior year period as we continue to recognize expense on a straight-line basis for the distribution rights to our commercialized products.
Total Other Expenses

	Year Ended December 31,
	2017	2016	$ Change	% Change
	($ in millions)
Total other expenses	$(11.4)	$(9.2)	$(2.2)	(23.9)%

Total other expenses increased $2.2 million in 2017 compared to 2016 due to multiple offsetting components, including (i) $0.8 million loss on our 2018 Convertible Notes repurchase of $69.5 million (see Note 15 to the accompanying Consolidated Financial Statements), (ii) $0.6 million increase in foreign currency exchange rate translation adjustment (i.e. unrealized loss), and (iii) $5.0 million increase in the fair value of contingent consideration related to our MARQIBO product (see Note 10(a) to the accompanying Consolidated Financial Statements), offset by a $0.8 million decrease in the fair value of contingent consideration related to our EVOMELA product (see Note 10(b) to the accompanying Consolidated Financial Statements) that is recognized through "other (expense) income" for its quarterly re-measurement. In 2017, we increased our revenue projections for in-development indications of MARQIBO, and this led to an overall increase in the contingent consideration liability and corresponding expense. These increases were partially offset by (i) $2.6 million decrease in interest expense on our 2018 Convertible Notes as a result of our December 2016 and October 2017 repurchases of $10 million and $69.5 million principal of these notes, respectively (see Note 15 to the accompanying Consolidated Financial Statements), and (ii) a $0.9 million decrease in executive deferred compensation expense as a result of increases in the fair value of plan assets.

Benefit for Income Taxes

	Year Ended December 31,
	2017	2016	$ Change	% Change
	($ in millions)
Benefit for income taxes	$16.8	$2.3	$14.5	>100.0%
Our $16.8 million benefit for income taxes in 2017 principally relates to tax benefits allocated to continuing operations as a result of unrealized gains in "other comprehensive income (loss)". During 2017, we had unrealized gains from the change in value of our available-for-sale securities that are reported within "other comprehensive income (loss)" of $25.8 million, while we also reported a pretax "loss from continuing operations" of $108.0 million. The gains in "other comprehensive income (loss)" resulted in our recording a tax benefit of $9.7 million to continuing operations and an offsetting tax charge to "other comprehensive income (loss)" of $9.7 million. The remaining benefit for 2017 taxes relates to the re-measurement of deferred taxes and changes in judgment regarding the realizability of deferred tax assets resulting from tax changes enacted as part of the Tax Jobs and Cuts Act. Our 2016 benefit for income taxes of $2.3 million is primarily due to unrealized gains from the change in value of our available-for-sale securities while we also reported a pretax operating loss in the same period.

YEAR ENDED DECEMBER 31, 2016 VERSUS DECEMBER 31, 2015
Total Revenues

	Year Ended December 31,
	2016		2015	$ Change	% Change
	($ in millions)
Product sales, net:
FUSILEV	$34.8		$60.7	$(25.9)	(42.7)%
FOLOTYN	46.2		40.6	5.6	13.8%
ZEVALIN	10.7		17.5	(6.8)	(38.9)%
MARQIBO	7.2		8.0	(0.8)	(10.0)%
BELEODAQ	13.4		10.1	3.3	32.7%
EVOMELA	16.2		—	16.2	100.0%
	128.6	*	136.9	(8.3)	(6.1)%
License fees and service revenue	17.8		25.7	(7.9)	(30.7)%
Total revenues	$146.4	*	$162.6	$(16.2)	(10.0)%
* Value does not foot by an immaterial amount due to rounding.
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

FUSILEV revenue decreased in 2016 compared to 2015 primarily as a result of a decline in our unit sales due to the competitive launch in April 2015 of generic levo-leucovorin product (see Note 3(g) to the accompanying Consolidated Financial Statements), in addition a portion of the decline was attributable to a decrease in our net average sales price per unit.
FOLOTYN revenue increased in 2016 compared to 2015 primarily due to a significant increase in the number of units sold, in addition to an increase in our net average sales price per unit.
ZEVALIN revenue decreased in 2016 compared to 2015 due to a large decline in the number of units sold in 2016 in the U.S. and ex-U.S. territories compared to the prior year. In November 2015, we entered into an out-license agreement for ZEVALIN within various ex-U.S. territories that contributed to this product revenue decline in 2016, particularly in Japan (see Note 12 to the accompanying Consolidated Financial Statements).
MARQIBO revenue decreased in 2016 compared to 2015 due to a decline in the number of units sold in 2016, in addition to a slight decrease in our average net sales price per unit.
BELEODAQ revenue increased in 2016 compared to 2015 as a result of an increase in the number of units sold in 2016, in addition to an increase in our average net sales price per unit.
EVOMELA revenue was recognized in 2016 as a result of our commercial launch of this product in April 2016. We have deferred revenue recognition for EVOMELA shipments that have not been received by end users as of December 31, 2016 (see Note 3(j) to the accompanying Consolidated Financial Statements).
License fees and service revenue. In 2016, our license fees and service revenue decreased by $7.9 million compared to 2015 primarily due to (i) $9.7 million received during 2015 for the out-license of ZEVALIN, MARQIBO and EVOMELA in the China territory (see Note 11 to the accompanying Consolidated Financial Statements), and (ii) a payment of $15 million received in 2015 for the ZEVALIN out-license agreement with Mundipharma (see Note 12 to the accompanying Consolidated Financial Statements), both of which did not reoccur in 2016. These declines were partially offset by (i) $9.1 million of revenues received in 2016 from our co-promotion arrangement with Eagle Pharmaceuticals, Inc. (see Note 14 to the accompanying Consolidated Financial Statements), (ii) $6 million of upfront payments received in 2016 from Servier Canada, Inc. (see Note 13 to the accompanying Consolidated Financial Statements), and (iii) $2.7 million received in 2016 from Mundipharma out-license royalties.

Operating Expenses
Note that the summary of "operating expenses" below contains certain immaterial corrections for stock-based compensation (see Note 20 to the accompanying Consolidated Financial Statements for a discussion of these corrections).

	Year Ended December 31,
	2016	2015		$ Change	% Change
	($ in millions)
Operating expenses:
Cost of sales (excludes amortization and impairment of intangible assets)	$28.0	$27.7		$0.3	1.1%
Cost of service revenue	7.9	—		7.9	100.0%
Selling, general and administrative	88.4	88.1		0.3	0.3%
Research and development	59.1	51.1		8.0	15.7%
Amortization and impairment charges of intangible assets	25.9	38.3		(12.4)	(32.4)%
Total operating costs and expenses	$209.3	$205.2	*	$4.1	2.0%
* Does not agree with the face of the accompanying Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 by an immaterial amount due to rounding.
Cost of Sales. Cost of sales increased in 2016 compared to 2015 primarily due to the high royalty and material costs for EVOMELA we incurred during 2016 given its launch in April 2016. In addition, our gross profit margin in 2016 was adversely impacted by the continued decline during the year of the net sales price for FUSILEV.

Cost of Service Revenue. Cost of service revenue exclusively relates to our allocated commercial and marketing expenses (from "selling, general, and administrative" expenses) for our promotion and sale of Eagle products (see Note 14 to the accompanying Consolidated Financial Statements). During 2016, we incurred $7.9 million of such costs compared to $0 million in 2015.
Selling, General and Administrative. Selling, general and administrative expenses increased in 2016 compared to 2015 primarily due to an increase in legal expenses related to patent litigation matters during 2016.
Research and Development. Research and development expenses increased by $8.0 million in 2016 compared to 2015 due to increases in clinical trial costs associated with the ROLONTIS Phase 3 clinical trial, as well as various other increases in clinical and development activities, and a clinical milestone of $2.7 million that was achieved during the first half of 2016 (see Note 17(b)(xiii) to the accompanying Consolidated Financial Statements).
Amortization and Impairment Charges of Intangible Assets. Amortization expense decreased $12.4 million in 2016 compared to 2015 due to (i) a $7.2 million impairment charge (non-cash) in the first quarter of 2015 for our FUSILEV distribution rights (see Note 3(g) to the accompanying Consolidated Financial Statements), (ii) the sale of certain ex-U.S. ZEVALIN rights to Mundipharma in November 2015 (see Note 12 to the accompanying Consolidated Financial Statements), and (iii) accelerated amortization of our FUSILEV distribution rights, which was fully amortized by December 31, 2015 (see Note 3(g) to the accompanying Consolidated Financial Statements).
Total Other Expenses

	Year Ended December 31,
	2016	2015	$ Change	% Change
	($ in millions)
Total other expenses	$(9.2)	$(9.6)	$0.4	4.2%
Total other expenses decreased by $0.4 million in 2016 compared to 2015 due to multiple offsetting components, including (i) a $1.0 million change in executive deferred compensation expense as a result of increases in the fair value of plan assets (see Note 17(f) to the accompanying Consolidated Financial Statements), and (ii) a $1.2 million decrease in foreign currency exchange rate translation adjustment (i.e., unrealized loss) to the U.S. dollar for amounts we hold in ex-U.S. bank accounts (see Note 2(ix) to the accompanying Consolidated Financial Statements), partially offset by (iii) a $1.3 million increase in the contingent consideration valuation related to our MARQIBO and EVOMELA products (see Note 10 to the accompanying Consolidated Financial Statements), and (iv) a $0.4 million increase in interest expense on our 2018 Convertible Notes (see Note 15 to the accompanying Consolidated Financial Statements).

Benefit (Provision) for Income Taxes

	Year Ended December 31,
	2016	2015	$ Change	% Change
	($ in millions)
Benefit (provision) for income taxes	$2.3	$(0.4)	$2.7	>100.0%

Our $2.3 million benefit for income taxes in 2016 principally relates to tax benefits allocated to continuing operations as a result unrealized gains in “other comprehensive income (loss)”. During 2016, we had unrealized gains from the change in value of our available-for-sale securities that are reported within "other comprehensive income (loss)" of $6.4 million, while we also reported a pretax "loss from continuing operations" of $72.1 million. The gains in other comprehensive income resulted in our recording a tax benefit of $2.2 million to continuing operations and an offsetting tax charge to "other comprehensive income(loss)" of $2.2 million. The 2015 provision for income taxes primarily represented our minimum tax obligations for such period.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2017	2016	2015
	(in thousands, except financial metrics data)
Cash, cash equivalents and marketable securities	$227,571	$158,469	$139,986
Accounts receivable, net	$32,260	$39,782	$30,384
Total current assets	$277,746	$216,650	$190,625
Total current liabilities	$109,749	$65,513	$76,343
Working capital surplus (a)	$167,997	$151,137	$114,282
Current ratio (b)	2.5	3.3	2.5

(a)	Total current assets at period end minus total current liabilities at period end.

(b)	Total current assets at period end divided by total current liabilities at period end.
Net Cash (Used In) Provided By Operating Activities
Cash used in operating activities was $38.9 million in 2017, as compared to $40.5 million in 2016, and $6.7 million of cash provided by operating activities in 2015.
For the years ended December 31, 2017, 2016, and 2015, our cash collections from customers totaled $161.5 million, $159.5 million, and $237.2 million respectively, representing 126%, 109%, and 146% of reported net revenue for the same years.
For the years ended December 31, 2017, 2016, and 2015, cash payments to our employees and vendors for products, services, and rebates totaled $210.2 million, $206.9 million, and $252.8 million respectively.
Net Cash (Used In) Provided By Investing Activities
Net cash used in investing activities was $1.1 million for the year ended December 31, 2017, as compared to $0.7 million in 2016, and $2.8 million of cash provided by investing activities in 2015. Our cash used in investing activities in 2017 primarily related to (i) $0.6 million payment for corporate-owned life insurance premiums, and (ii) $0.5 million of computer hardware and software purchases.
Net Cash Provided By Financing Activities
Net cash provided by financing activities was $108.7 million for the year ended December 31, 2017, as compared to $59.6 million in 2016, and $1.5 million in 2015. Our cash provided by financing activities during the year ended December 31, 2017 primarily related to: (i) $128.3 million of proceeds received from common shares sold under an at-market-issuance sales agreement, (ii) $5.5 million of proceeds from the issuance of common stock as a result of the exercise of employee stock options, (iii) $1.0 million of proceeds from employee stock purchases under our employee stock purchase plan, and (iv) net proceeds of $5.8 million from the purchase and sale of warrants and call options related to the conversion hedge of the 2018 Convertible Notes. These amounts were partially offset by: (i) $27.5 million in purchases of previously issued 2018 Convertible Notes, and (ii) $4.3 million in purchases and retirement of restricted stock (at our employees’ election), in order to meet their federal and state income tax obligations at the time of stock vesting.

Convertible Senior Notes Due 2018
On December 17, 2013, we entered into an agreement for the sale of $120 million aggregate principal amount of 2.75% the 2018 Convertible Notes. As of December 31, 2017, 40.6 million of principal of the 2018 Convertible Notes was outstanding. The 2018 Convertible Notes are convertible into shares of our common stock at a current conversion rate of 95 shares per $1,000 principal amount of the 2018 Convertible Notes, or a conversion price of approximately $10.53 per common share. The conversion rate and conversion price are subject to adjustment under certain limited circumstances. We may settle conversions of the 2018 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares, at our election. As a result, a total of approximately 3.9 million common shares could have been issued if the 2018 Convertible Notes had been converted in full on December 31, 2017 and we choose not to settle any of such conversions in cash or a combination of cash and shares.
The 2018 Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2014. The 2018 Convertible Notes will mature and become payable on December 15, 2018, subject to earlier conversion into common stock at the holders’ option.

Simultaneously with the sale of the 2018 Convertible Notes, we entered into “bought call” and “sold warrant” transactions with Royal Bank of Canada, collectively referred to as the Conversion Hedge. We recorded the Conversion Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Consolidated Balance Sheets. Under applicable GAAP, the Conversion Hedge transaction has not been (and is not expected to be) marked-to-market through earnings or comprehensive income.
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10.0 million principal value) for $9.0 million. We recognized an aggregate loss of $25 thousand on the retirement of these 2018 Convertible Notes (based on their carrying value under GAAP), which was included in "other income (expense), net" on the Consolidated Statements of Operations for the year ended December 31, 2016.
In connection with such note purchases, we unwound a portion of our previously sold warrants and previously purchased call options that were part of our Conversion Hedge (see Note 15 to the accompanying Consolidated Financial Statements) for aggregate net proceeds of $21 thousand, with a corresponding net increase to "additional paid-in capital" in the Consolidated Balance Sheets as of December 31, 2016.
In October 2017, we completed an open market purchase of our 2018 Convertible Notes, aggregating 69,472 note units (equivalent to $69.5 million principal value) for $27.3 million in cash and 5.4 million newly-issued shares of our common stock, then worth $73 million. We recognized a loss of $0.8 million on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which is included in "other (expense) income, net" on the Consolidated Statements of Operations for the year ended December 31, 2017.
In connection with such note purchases, we also unwound a portion of the previously sold warrants and previously purchased call options that were part of our Conversion Hedge for aggregate net proceeds of $5.8 million. We recorded a corresponding net increase to "additional paid-in capital" in the Consolidated Balance Sheets as of December 31, 2017.
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

Through December 31, 2017, we have raised aggregate gross net proceeds of $202.1 million through these at-market sales, of which $128.3 million was raised during the year ended December 31, 2017. As of December 31, 2017, approximately $43.9 million remained available for sale under the agreement we entered into in August 2017. We expect to use these proceeds to continue to develop our product pipeline and to provide additional capital structure flexibility.
Future Capital Requirements
We believe that the future growth of our business will depend on our ability to successfully develop and acquire new drugs for the treatment of cancer and successfully bring these drugs to market.
The timing and amount of our future capital requirements will depend on many factors, including:

•	the number of 2018 Convertible Notes outstanding as of December 15, 2018;

•	the need for additional capital to fund future development programs;

•	the need for additional capital to fund strategic acquisitions;

•	the need for additional capital to fund licensing arrangements;

•	our requirement for additional information technology infrastructure and systems; and

•	adverse outcomes from potential litigation and the cost to defend such litigation.
We believe that our $228 million in aggregate cash and cash equivalents, and marketable securities as of December 31, 2017 will allow us to fund our current and planned operations for at least the next twelve months. We may, however, require additional liquidity as we continue to execute our business strategy, in order to pay off our 2018 Convertible Notes and in connection with opportunistic acquisitions or licensing arrangements. We anticipate that to the extent that we require additional liquidity, it will be funded through additional equity or debt financings securities (see Note 7 to the accompanying Consolidated Financial Statements). We cannot assure you that we will be able to obtain this additional liquidity on terms favorable to us or our current stockholders and convertible senior note holders, or at all. Additionally, our liquidity and our ability to fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, including those described in Item 1A Risk Factors.

Contractual Obligations
The following table summarizes our contractual financial commitments as of December 31, 2017:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations (1)	$1,861	$1,308	$553	$—	$—
Purchase obligations (2)	49,467	42,610	5,056	1,213	588
Contingent milestone obligations (3)	1,187,412	2,900	10,000	25,000	1,149,512
Drug development liability (4)	12,386	275	6,311	5,800	—
Debt obligations (5)	41,631	41,631	—	—	—
Total	$1,292,757	$88,724	$21,920	$32,013	$1,150,100

(1)
The operating lease obligations are primarily related to the facility lease for our corporate headquarters in Henderson, Nevada, expiring April 30, 2019; and our research and development and administrative facility in Irvine, California, expiring May 31, 2019.

(2)	Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered, or rendered, as of December 31, 2017.

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
As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as “structured finance” or “special purpose entities,” established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.
The primary objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk. We do not utilize hedging contracts or similar instruments as part of our investing activities. Because of our ability to generally redeem these investments at par on short notice and without penalty, changes in interest rates would have an immaterial effect on the fair value of these investments. If a 10% change in interest rates were to have occurred on December 31, 2017, any decline in the fair value of our investments would not be material in the context of our accompanying Consolidated Financial Statements. In addition, we are exposed to certain market risks associated with credit ratings of corporations whose corporate bonds we may purchase from time to time. If these companies were to experience a significant detrimental change in their credit ratings, the fair market value of such corporate bonds may significantly decrease. If these companies were to default on these corporate bonds, we may lose part or all of our principal. We believe that we effectively manage this market risk by diversifying our investments, and investing in highly rated securities.
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

Spectrum Pharmaceuticals, Inc.

By:	/s/ JOSEPH W. TURGEON
Joseph W. Turgeon
President and Chief Executive Officer
Date: March 7, 2018
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints each of Joseph W. Turgeon and Kurt A. Gustafson as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Dates

/s/ JOSEPH W. TURGEON	President and Chief Executive Officer	March 7, 2018
Joseph W. Turgeon

/s/ KURT A. GUSTAFSON	Executive Vice President and Chief Financial Officer	March 7, 2018
Kurt A. Gustafson

/s/ STUART M. KRASSNER, SC.D., PSY.D	Chairman of the Board	March 7, 2018
Stuart M. Krassner, Sc.D., Psy.D.

/s/ DOLOTRAI M. VYAS, PH.D.	Director	March 7, 2018
Dolatrai M. Vyas, Ph.D.

/s/ LUIGI LENAZ, M.D.	Director	March 7, 2018
Luigi Lenaz, M.D.

/s/ ANTHONY E. MAIDA, III, M.A., M.B.A., PH.D.	Director	March 7, 2018
Anthony E. Maida, III, M.A., M.B.A., Ph.D.

/s/ RAYMOND W. COHEN	Director	March 7, 2018
Raymond W. Cohen

/s/ GILLES GAGNON, M.Sc., M.B.A	Director	March 7, 2018
Gilles Gagnon, M.Sc., M.B.A

/s/ WILLIAM L. ASHTON	Director	March 7, 2018
William L. Ashton

/s/ RAJESH C. SHROTRIYA. M.D.	Director	March 7, 2018
Rajesh C. Shrotriya, M.D.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SPECTRUM PHARMACEUTICALS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Years Ended December 31, 2017, 2016, and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Spectrum Pharmaceuticals, Inc.
Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheets of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 7, 2018

We have served as the Company's auditor since 2014.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$227,323	$158,222
Marketable securities	248	247
Accounts receivable, net of allowance for doubtful accounts of $71 and $88, respectively	32,260	39,782
Other receivables	2,133	5,754
Inventories	5,715	8,715
Prepaid expenses and other assets	10,067	3,930
Total current assets	277,746	216,650
Property and equipment, net of accumulated depreciation	589	449
Intangible assets, net of accumulated amortization and impairment charges	137,159	164,234
Goodwill	18,162	17,886
Other assets	53,783	29,549
Total assets	$487,439	$428,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$58,117	$52,483
Accrued payroll and benefits	9,261	8,981
Deferred revenue	3,872	3,188
FOLOTYN development liability	275	861
Convertible senior notes	38,224	—
Total current liabilities	109,749	65,513
FOLOTYN development liability, less current portion	12,111	12,269
Deferred revenue, less current portion	315	323
Acquisition-related contingent obligations	6,272	1,315
Deferred tax liabilities	1,438	6,675
Other long-term liabilities	6,215	9,604
Convertible senior notes	—	97,043
Total liabilities	136,100	192,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Series B Junior Participating Preferred Stock, $0.001 par value; 1,500,000 shares authorized; no shares issued and outstanding	—	—
Series E Convertible Voting Preferred Stock, $0.001 par value and $10,000 stated value; 2,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value; 175,000,000 shares authorized; 100,742,735 and 80,466,735 issued and outstanding at December 31, 2017 and 2016, respectively	100	80
Additional paid-in capital	837,347	648,384
Accumulated other comprehensive income (loss)	15,999	(1,579)
Accumulated deficit	(502,107)	(410,859)
Total stockholders’ equity	351,339	236,026
Total liabilities and stockholders’ equity	$487,439	$428,768
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product sales, net	$116,178	$128,596	$136,851
License fees and service revenue	12,189	17,848	25,705
Total revenues	128,367	146,444	162,556
Operating costs and expenses:
Cost of sales (excludes amortization and impairment charges of intangible assets)	42,859	27,953	27,689
Cost of service revenue	4,359	7,890	—
Selling, general and administrative	84,267	88,418	88,064
Research and development	65,895	59,123	51,073
Amortization and impairment charges of intangible assets	27,647	25,946	38,319
Total operating costs and expenses	225,027	209,330	205,145
Loss from operations	(96,660)	(62,886)	(42,589)
Other (expense) income:
Interest expense, net	(6,798)	(9,435)	(9,074)
Change in fair value of contingent consideration related to acquisitions	(4,957)	(649)	676
Other (expense) income, net	389	887	(1,249)
Total other expenses	(11,366)	(9,197)	(9,647)
Loss before income taxes	(108,026)	(72,083)	(52,236)
Benefit (provision) for income taxes	16,778	2,313	(406)
Net loss	$(91,248)	$(69,770)	$(52,642)
Net loss per share:
Basic	$(1.07)	$(0.96)	$(0.81)
Diluted	$(1.07)	$(0.96)	$(0.81)
Weighted average shares outstanding:
Basic	85,115,592	72,824,070	64,882,417
Diluted	85,115,592	72,824,070	64,882,417
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(91,248)	$(69,770)	$(52,642)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of income tax expense of $9.7 million, $2.2 million, and $0 for the years ended December 31, 2017, 2016, and 2015, respectively (see Note 3(h))	16,039	4,185	(1,429)
Foreign currency translation adjustments	1,539	(445)	(3,040)
Other comprehensive income (loss)	17,578	3,740	(4,469)
Total comprehensive loss	$(73,670)	$(66,030)	$(57,111)
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of January 1, 2015	20	$123	65,969,699	$66	$543,656	$(850)	$(288,441)	—	$—	$254,554
Net loss	—	—	—	—	—	—	(52,642)	—	—	(52,642)
Other comprehensive loss, net	—	—	—	—	—	(4,469)	—	—	—	(4,469)
Issuance of common stock to 401(k) plan	—	—	179,865	—	1,124	—	—	—	—	1,124
Issuance of common stock for ESPP	—	—	114,578	—	627	—	—	—	—	627
Issuance of common stock upon exercise of stock options	—	—	456,082	—	1,482	—	—	—	—	1,482
Warrant modification	—	—	—	—	568	—	—	—	—	568
RSA and stock option issuances and forfeitures for terminations, net	—	—	1,613,553	2	12,249	—	—	—	—	12,251
Repurchase/retirement of RSAs to satisfy employee tax withholding	—	—	(104,842)		(638)	—	—	—	—	(638)
Issuance of common stock for BELEODAQ milestone achievement	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2015	20	$123	68,228,935	$68	$559,068	$(5,319)	$(341,083)	—	$—	$212,857
Net loss	—	—	—	—	—	—	(69,770)	—	—	(69,770)
Other comprehensive income, net	—	—	—	—	—	3,740	—	—	—	3,740
Issuance of common stock to 401(k) plan	—	—	172,650	—	953	—	—	—	—	953
Issuance of common stock for ESPP	—	—	150,303	—	668	—	—	—	—	668
Issuance of common stock upon exercise of stock options	—	—	39,010	—	202	—	—	—	—	202
RSA and stock option issuances and forfeitures for terminations, net	—	—	868,032	1	12,717	—	—	—	—	12,718
Repurchase/retirement of RSAs to satisfy employee tax withholding	—	—	(266,860)	—	(1,397)	—	—	—	—	(1,397)
Common stock issued under an at-market-issuance sales agreement (Note 7)	—	—	10,890,915	11	73,858	—	—	—	—	73,869
Issuance of common stock for ROLONTIS milestone achievement (Note 17(b)(xiii))	—	—	318,750	—	2,308	—	—	—	—	2,308
Issuance of common stock for QAPZOLA milestone achievement (Note 17(b)(x))	—	—	25,000	—	111	—	—	—	—	111
Conversion hedge unwind in connection with open market purchases of 2018 Convertible Notes (Note 15)	—	—	—	—	(227)	—	—	—	—	(227)
Dividend paid on preferred shares (Note 7)	—	—	—	—	—	—	(6)	—	—	(6)
Conversion of preferred shares into common stock (Note 7)	(20)	(123)	40,000	—	123	—	—	—	—	—
Balance as of December 31, 2016	—	$—	80,466,735	$80	$648,384	$(1,579)	$(410,859)	—	$—	$236,026
Net loss	—	—	—	—	—	—	(91,248)	—	—	(91,248)
Other comprehensive income, net	—	—	—	—	—	17,578	—	—	—	17,578
Issuance of common stock to 401(k) plan	—	—	102,874	—	912	—	—	—	—	912
Issuance of common stock for ESPP	—	—	203,229	—	1,010	—	—	—	—	1,010
Issuance of common stock upon exercise of stock options, net	—	—	864,897	1	5,477	—	—	—	—	5,478
RSA and stock option issuances and forfeitures for terminations, net	—	—	548,394	—	13,197	—	—	—	—	13,197
Repurchase/retirement of RSAs to satisfy employee tax withholding	—	—	(373,822)	—	(4,331)	—	—	—	—	(4,331)
Issuance of common stock upon vesting of RSUs	—	—	—	—	1,030	—	—	—	—	1,030
Common stock issued under an at-market-issuance sales agreement (Note 7)	—	—	13,558,132	14	128,258	—	—	—	—	128,272
Conversion hedge unwind in connection with open market purchases of 2018 Convertible Notes (Note 15)	—	—	5,372,296	5	43,410	—	—	—	—	43,415
Balance as of December 31, 2017	—	$—	100,742,735	$100	$837,347	$15,999	$(502,107)	—	$—	$351,339
See accompanying notes to these consolidated financial statements.

SPECTRUM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net loss	(91,248)	(69,770)	(52,642)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,972	26,492	31,869
Stock-based compensation	15,139	13,670	13,941
Accretion of debt discount, recorded to interest expense on 2018 Convertible Notes (Note 15)	4,890	5,710	5,250
Amortization of deferred financing costs, recorded to interest expense on 2018 Convertible Notes (Note 15)	567	696	662
Bad debt (recovery) expense	(17)	57	—
Unrealized foreign currency exchange gain	(23)	(153)	(157)
Loss on 2018 Convertible Note purchase (Note 15)	845	25	—
Change in cash surrender value of corporate owned life insurance	(418)	(137)	—
Income tax recognition on unrealized gain on available-for-sale securities	(9,651)	(2,217)	—
Impairment of intangible assets (Note 3(g))	—	—	7,160
Change in fair value of contingent consideration related to the Talon and EVOMELA acquisitions (Note 10)	4,957	649	(676)
Research and development expense recognized for the value of common stock issued in connection with QAPZOLA (Note 17(b)(x)) and ROLONTIS (Note 17(b)(xiii)) milestone achievements	—	2,419	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,694	(9,494)	40,245
Other receivables	3,663	6,895	(7,017)
Inventories	4,318	(5,800)	1,863
Prepaid expenses	(6,137)	(423)	(446)
Other assets	1,573	(2,043)	(1,731)
Accounts payable and other accrued obligations	5,518	(4,033)	(28,298)
Accrued payroll and benefits	280	790	(233)
FOLOTYN development liability	(744)	(1,556)	(1,100)
Acquisition-related contingent obligations	—	(1,300)	—
Deferred revenue	593	(2,985)	(3,511)
Deferred tax liabilities	(5,237)	(104)	210
Other long-term liabilities	(3,389)	2,153	1,355
Net cash (used in) provided by operating activities	(38,855)	(40,459)	6,744
Cash Flows From Investing Activities:
Purchases of property and equipment	(465)	(78)	(223)
Payment for corporate-owned life insurance premiums	(601)	(601)	—
Purchase of equity securities (Note 11)	(15)	—	—
Proceeds from sale of available-for-sale securities	—	—	3,061
Net cash (used in) provided by investing activities	(1,081)	(679)	2,838
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	5,477	203	1,482
Proceeds from sale of stock under employee stock purchase plan	1,010	668	627
Purchase and retirement of restricted stock to satisfy employees' tax liability at vesting	(4,331)	(1,397)	(638)
Payment of contingent consideration related to EVOMELA acquisition (Note 10(b))	—	(4,700)	—
Proceeds from common shares sold under an at-market-issuance sales agreement (Note 7)	128,272	73,869	—
Purchase of 2018 Convertible Notes (Note 15)	(27,500)	(9,014)	—
Purchase of warrants related to the conversion hedge of 2018 Convertible Notes (Note 15)	(27,189)	(330)	—
Proceeds from sale of call options related to the conversion hedge of 2018 Convertible Notes (Note 15)	32,982	351	—
Dividends paid upon conversion of Series E Convertible Voting Preferred Stock (Note 7)	—	(6)	—
Net cash provided by financing activities	108,721	59,644	1,471
Effect of exchange rates on cash and equivalents	316	(25)	(1,254)
Net increase in cash and cash equivalents	69,101	18,481	9,799
Cash and cash equivalents — beginning of year	158,222	139,741	129,942
Cash and cash equivalents — end of year	$227,323	$158,222	$139,741
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$17	$11	$335
Cash paid for interest	$2,692	$3,300	$3,300

See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND OPERATING SEGMENT
(a) Description of Business
Spectrum Pharmaceuticals, Inc. (“Spectrum,” the “Company,” “we,” “our,” or “us”) is a biotechnology company, with a primary strategy comprised of acquiring, developing, and commercializing a broad and diverse pipeline of clinical and commercial products. We have an in-house clinical development organization with regulatory and data management capabilities, a commercial infrastructure, and a field sales force for our marketed products. Currently, we have six approved oncology/hematology products (FUSILEV, FOLOTYN, ZEVALIN, MARQIBO, BELEODAQ, and EVOMELA) that target different types of non-Hodgkin's lymphoma ("NHL"), advanced metastatic colorectal cancer ("mCRC"), acute lymphoblastic leukemia ("ALL"), and multiple myeloma ("MM").
We also have three drugs in mid-to-late stage development (in Phase 2 or Phase 3 clinical trials):

•	POZIOTINIB, a novel pan-HER inhibitor used in the treatment of patients with a variety of solid tumors, including breast and lung cancer.

•	ROLONTIS (formerly referred to as SPI-2012 or LAPS-G-CSF) for chemotherapy-induced neutropenia.

•
QAPZOLA (formerly referred to as APAZIQUONE) for immediate intravesical instillation in post-transurethral resection of bladder tumors in patients with non-muscle invasive bladder cancer, or ("NMIBC").

(b) Basis of Presentation
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include the financial position, results of operations, and cash flows of Spectrum and its subsidiaries, all of which are wholly-owned (except for Spectrum Pharma Canada ("SPC")), as discussed below. All inter-company accounts and transactions among these legal entities have been eliminated in consolidation.
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
(c) Operating Segment
We operate in one reportable operating segment that is focused exclusively on developing and commercializing oncology and hematology drug products. For the years ended December 31, 2017, 2016, and 2015, all of our revenue and related expenses were solely attributable to these activities. Substantially all of our assets (excluding our cash held in certain foreign bank accounts and our ZEVALIN distribution rights for the ex-U.S. territory) are held in the U.S.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires our management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. However, actual values may materially differ, since estimates are inherently uncertain. On an on-going basis, our management evaluates its estimates and assumptions, including those related to (i) gross-to-net revenue adjustments; (ii) the timing of revenue recognition; (iii) the collectability of customer accounts; (iv) whether the cost of our inventories can be recovered; (v) the recoverability of our reported goodwill and intangible assets; (vi) the realization of our tax assets and estimates of our tax liabilities; (vii) the likelihood of payment and value of contingent liabilities; (viii) the fair value of our investments; (ix) the valuation of our stock options and the periodic expense recognition of stock-based compensation; and (x) the potential outcome of our ongoing or threatened litigation.

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
We have completed our evaluation of this new revenue standard, including (i) the impact on the value and timing of our revenue recognition for product sales, out-license arrangements, and service arrangements, and (ii) the financial reporting transition requirements for adoption on January 1, 2018. We will apply the "modified retrospective” transition method for open contracts to implement ASU 2014-09. This will result in the recognition of an aggregate $4.7 million increase to our January 1, 2018 retained earnings for the tax-effected cumulative effect of initially applying this new standard, with our prior period results not being recast. We will include expanded revenue footnote disclosure requirements under this new standard beginning with our Form 10-Q for the period ending March 31, 2018.
We believe the adoption of ASU 2014-09 will not materially change our future revenue recognition for product sales and out-license arrangements, as compared to our current revenue recognition practices under the existing standard. We presently have no active service arrangements, though this new accounting standard would not have materially affected historical revenue accounting practices.
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
(v) Inventories
We value our inventory at the lower of (i) the actual cost of its purchase or manufacture, or (ii) its net realizable value. Inventory cost is determined on the first-in, first-out method. We regularly review our inventory quantities in process of manufacture and on hand. When appropriate, we record a provision for obsolete and excess inventory to derive its new cost basis, which takes into account our sales forecast by product and corresponding expiry dates of each product lot.
Manufacturing costs of drug products that are pending U.S. Food and Drug Administration ("FDA") approval are expensed through “research and development,” on the accompanying Consolidated Statements of Operations (rather than being capitalized to "inventories".
(vi) Property and Equipment
Our property and equipment is stated at historical cost, and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. We evaluate the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in our business indicate that the asset’s carrying amount may not be recoverable through our on-going operations.
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
(viii) Stock-Based Compensation
Stock-based compensation expense for equity awards granted to our employees and members of our Board of Directors is recognized on a straight-line basis over each award's vesting period. Recognized compensation expense is net of an estimated forfeiture rate, representing the percentage of awards that are expected to be forfeited prior to vesting, though is ultimately adjusted for actual forfeitures. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

the date of grant) which carry service conditions for vesting, through recognized expense is ultimately adjusted for actual forfeitures. We use the Monte Carlo valuation model to value equity awards (as of the date of grant) which carry combined market conditions and service conditions for vesting.
The calculation of the fair value of stock options and the recognition of stock-based compensation expense requires uncertain assumptions, including (a) the pre-vesting forfeiture rate of the award, (b) the expected term of the stock option, (c) the stock price volatility over the expected term (and that of our designated peer group with respect to certain market-based awards), and (d) the "risk-free" interest rate over the expected term.
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
(ix) Foreign Currency Translation
We translate the assets and liabilities of our foreign subsidiaries that are stated in their functional currencies (i.e., local operating currencies), to U.S. dollars at the rates of exchange in effect at the reported balance sheet date. Revenues and expenses are translated using the monthly average exchange rates during the reported period. Unrealized gains and losses from the translation of our subsidiaries’ financial statements (that are initially denominated in the corresponding functional currency) are included as a separate component of “accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets.
We record foreign currency transactions, when initially denominated in a currency other than the respective functional currency of our subsidiary, at the prevailing exchange rate on the date of the transaction. Resulting unrealized foreign exchange gains and losses from transactions with third parties are included in “accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets.

Beginning April 1, 2015, all unrealized foreign exchange gains and losses associated with our intercompany loans are included in "accumulated other comprehensive income (loss)" in the accompanying Consolidated Balance Sheets, as these loans with our foreign subsidiaries are not expected to be settled in the "foreseeable future."
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

3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying Consolidated Balance Sheets are summarized below:
(a) Cash and Cash Equivalents and Marketable Securities
As of December 31, 2017 and December 31, 2016, our holdings included in “cash and cash equivalents” and “marketable securities” were at major financial institutions.
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
The carrying amount of our equity securities, money market funds, Bank CDs, and mutual funds approximates their fair value (utilizing "Level 1" or "Level 2" inputs – see Note 2 (xiii)) because of our ability to immediately convert these instruments into cash with minimal expected change in value.
The following is a summary of our presented “cash and cash equivalents” and “marketable securities”:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair Value	Cash and equivalents	Marketable Securities
						Current
December 31, 2017
Bank deposits	$10,965	$—	$—	$10,965	$10,965	$—
Money market funds	216,358	—	—	216,358	216,358	—
Bank certificate of deposits	248	—	—	248	—	248
Total cash and cash equivalents and marketable securities	$227,571	$—	$—	$227,571	$227,323	$248
December 31, 2016
Bank deposits	$23,915	$—	$—	$23,915	$23,915	$—
Money market funds	128,563	—	—	128,563	128,563	—
Bank certificate of deposits	5,991	—	—	5,991	5,744	247
Total cash and cash equivalents and marketable securities	$158,469	$—	$—	$158,469	$158,222	$247
As of December 31, 2017, none of these securities had been in a continuous unrealized loss position longer than one year.

(b) Property and Equipment, Net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consist of the following:

	December 31,
	2017	2016
Computers hardware and software	$2,994	$2,550
Laboratory equipment	630	622
Office furniture	218	211
Leasehold improvements	2,938	2,912
Property and equipment, at cost	6,780	6,295
(Less): Accumulated depreciation	(6,191)	(5,846)
Property and equipment, net of accumulated depreciation	$589	$449
Depreciation expense (included within “total operating costs and expenses” in the accompanying Consolidated Statements of Operations) for the years ended December 31, 2017, 2016, and 2015 was $0.3 million, $0.5 million, and $0.7 million, respectively.
In February 2016, the FASB issued ASU 2016-02, which creates Topic 842, Leases under the FASB Accounting Standards Codification, and which will supersede Topic 840, Leases. ASU 2016-02 is effective for us beginning January 1, 2019, and mandates a "modified retrospective" transition method. This new standard requires lease assets and lease liabilities (including for operating leases) to be presented on the balance sheet at their "gross amount" and requires additional disclosures regarding lease arrangements. We are currently assessing the impact this guidance will have on our consolidated financial statements, though we currently do not expect it to be significant. We presently do not have any capital lease arrangements, but have several operating lease agreements; these lease agreements primarily relate to our principal executive office in Henderson, Nevada and our administrative and research and development facility in Irvine, California.
(c) Inventories
“Inventories” consist of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2017	2016
Raw materials	$1,077	$2,991
Work-in-process	2,551	7,838
Finished goods	5,187	2,305
(Less:) Non-current portion of inventories included within "other assets" *	(3,100)	(4,419)
Inventories	$5,715	$8,715
* The "non-current" portion of inventories is presented within "other assets" in the accompanying Consolidated Balance Sheets at December 31, 2017 and 2016, respectively. This value of $3.1 million at December 31, 2017 represents product that we expect to sell beyond December 31, 2018.
(d) Accounts receivables, Net of Allowance for Doubtful Accounts
“Accounts receivables, net of allowance for doubtful accounts” consists of trade receivables from our customers. We are exposed to credit risk associated with trade receivables that result from these product sales. We do not require collateral or deposits from our customers due to our assessment of their creditworthiness and our long-standing relationship with them. We maintain reserves for potential bad debt, though credit losses have historically been nominal and within management’s expectations. A summary of our customers that represent 10% or more of our accounts receivables as of December 31, 2017 and 2016, are as follows:

	December 31,
	2017		2016
McKesson Corporation and its affiliates	$11,186	34.7%	$10,395	26.1%
Cardinal Health, Inc. and its affiliates	9,514	29.5%	13,147	33.0%
AmerisourceBergen Corporation, and its affiliates	7,175	22.2%	13,470	33.9%
All other customers	4,385	13.6%	2,770	7.0%
Total Accounts Receivables, net	$32,260	100.0%	$39,782	100.0%

(e) Prepaid Expenses and Other Assets

“Prepaid expenses and other assets” consist of the following:

	December 31,
	2017	2016
Prepaid insurance	$645	$721
Research and development supplies	1,883	1,458
Other miscellaneous prepaid operating expenses	3,389	1,751
Key employee life insurance – cash surrender value	$4,150	$—
Prepaid expenses and other assets	$10,067	$3,930

(f) Other Receivables

“Other receivables” consist of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2017	2016
Other miscellaneous receivables*	1,152	239
Income tax receivable	665	1,388
Reimbursements due from development partners for incurred research and development expenses	263	1,796
Insurance receivable	53	500
Receivable for contracted sales and marketing services (Note 14)	—	1,831
Other receivables	$2,133	$5,754
* As of December 31, 2017, this balance is inclusive of $0.4 million of Medicaid rebate credits to be applied against future invoices for each respective state program, and $0.4 million of royalty receivables from Mundipharma for sales of ZEVALIN in Japan.

(g) Intangible Assets and Goodwill

“Intangible assets, net of accumulated amortization and impairment charges” consist of the following:

		December 31, 2017
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount	Full Amortization Period (months)	Remaining Amortization Period (months)
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600	n/a	n/a
EVOMELA distribution rights (1)	7,700	(1,037)	—	—	6,663	156	135
BELEODAQ distribution rights	25,000	(6,563)	—	—	18,437	160	118
MARQIBO distribution rights	26,900	(17,182)	—	—	9,718	81	27
FOLOTYN distribution rights (2)	118,400	(54,111)	—	—	64,289	152	59
ZEVALIN distribution rights – U.S.	41,900	(37,557)	—	—	4,343	123	15
ZEVALIN distribution rights – Ex-U.S.	23,490	(17,232)	(2,471)	—	3,787	96	27
FUSILEV distribution rights (3)	16,778	(9,618)	—	(7,160)	—	56	0
FOLOTYN out-license (4)	27,900	(14,555)	—	(1,023)	12,322	110	55
Total intangible assets	$305,668	$(157,855)	$(2,471)	$(8,183)	$137,159

(1)
The FDA approval of EVOMELA in March 2016 triggered a $6 million payment due to CyDex Pharmaceuticals, Inc. ("Cydex"), a wholly-owned subsidiary of Ligand Pharmaceuticals Incorporated ("Ligand"). This event also resulted in a reclassification of our $7.7 million "EVOMELA IPR&D" to "EVOMELA distribution rights" due to our ability to begin its commercialization with this FDA approval. Amortization commenced on April 1, 2016, in accordance with our capitalization policy for intangible assets.

(2)
Beginning June 2016, we adjusted the amortization period of our FOLOTYN distribution rights to November 2022 from March 2025, representing the period through which we expect to have patent protection from generic competition.

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

		December 31, 2016
	Historical Cost	Accumulated Amortization	Foreign Currency Translation	Impairment	Net Amount
MARQIBO IPR&D (NHL and other novel indications)	$17,600	$—	$—	$—	$17,600
EVOMELA IPR&D	7,700	(444)	—	—	7,256
BELEODAQ distribution rights	25,000	(4,688)	—	—	20,312
MARQIBO distribution rights	26,900	(12,863)	—	—	14,037
FOLOTYN distribution rights	118,400	(41,036)	—	—	77,364
ZEVALIN distribution rights – U.S.	41,900	(34,083)	—	—	7,817
ZEVALIN distribution rights – Ex-U.S.	23,490	(13,649)	(5,038)	—	4,803
FUSILEV distribution rights	16,778	(9,618)	—	(7,160)	—
FOLOTYN out-license	27,900	(11,832)	—	(1,023)	15,045
Total intangible assets	$305,668	$(128,213)	$(5,038)	$(8,183)	$164,234

Intangible asset amortization and impairment expense recognized in 2017, 2016, and 2015, was $27.6 million, $25.9 million, and $38.3 million, respectively.

Estimated intangible asset amortization expense for the five succeeding years and thereafter is as follows:

Years Ending December 31,
2018	$27,743
2019	25,137
2020	19,767
2021	18,266
2022	15,882
2023 and thereafter	12,764
$119,559
“Goodwill” is comprised of the following:

	December 31,
	2017	2016
Acquisition of Talon (MARQIBO rights)	$10,526	$10,526
Acquisition of ZEVALIN Ex-U.S. distribution rights	2,525	2,525
Acquisition of Allos (FOLOTYN rights)	5,346	5,346
Foreign currency exchange translation effects	(235)	(511)
Goodwill	$18,162	$17,886
(h) Other Assets
“Other assets” are comprised of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2017	2016
Equity securities (see Note 11)*	$37,530	$11,533
Promissory note receivable - long term (see Note 11)	1,517	1,510
Income tax receivable**	668	—
Research & development supplies and other	231	224
Key employee life insurance – cash surrender value	10,737	11,863
Inventories - non-current portion	3,100	4,419
Other assets	$53,783	$29,549
* These CASI equity securities (see Note 11) were excluded from “marketable securities” (see Note 3(a)) due to our intent to hold them for at least one year beyond December 31, 2017. The unrealized gain on these "available-for-sale" equity securities are recognized as an increase to "other assets" and "accumulated deficit" (as a component of "other comprehensive income (loss)") within the Consolidated Balance Sheets, and totaled $16.0 million, net of income tax, for the year ended December 31, 2017. Effective January 1, 2018, under the new requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, we will recognize our unrealized holding gains and losses on our "available-for-sale" equity securities within "other (expense) income" on the Consolidated Statement of Operations (rather than through "other comprehensive income (loss)" on the Consolidated Statements of Comprehensive Loss).
** This value represents the non-current portion of the refundable alternative minimum tax credit that is expected over the next few years.
(i) Accounts Payable and Other Accrued Liabilities
"Accounts payable and other accrued liabilities" are comprised of the following:

	December 31,
	2017	2016
Trade accounts payable and other accrued liabilities	$33,648	$30,488
Accrued rebates	7,990	8,350
Accrued product royalty	4,339	4,723
Allowance for returns	4,045	2,309
Accrued data and distribution fees	4,305	4,222
Accrued GPO administrative fees	296	384
Accrued inventory management fee	1,126	540
Allowance for chargebacks	2,368	1,467
Accounts payable and other accrued liabilities	$58,117	$52,483

Amounts presented within “accounts payable and other accrued liabilities” in the accompanying Consolidated Balance Sheets for GTN estimates (see Note 2(i)) were as follows:

Description	Rebates and Chargebacks	Data and Distribution, GPO Fees, and Inventory Management Fees	Returns
Balance as of December 31, 2015	$20,167	$3,386	$1,394
Add: provisions	98,317	14,979	2,123
(Less): credits or actual allowances	(108,667)	(13,219)	(1,208)
Balance as of December 31, 2016	9,817	5,146	2,309
Add: provisions	106,647	20,104	2,807
(Less): credits or actual allowances	(106,106)	(19,523)	(1,071)
Balance as of December 31, 2017	$10,358	$5,727	$4,045

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(j) Deferred Revenue
Deferred revenue (current and non-current) is comprised of the following

	December 31,
	2017	2016
ZEVALIN out-license deferred revenue in Asia/other territories (see Note 12)	$—	$1,255
EVOMELA deferred revenue*	3,819	1,887
ZEVALIN out-license in India territory (see Note 17(b)(iii))	368	369
Deferred revenue	$4,187	$3,511
* We commercialized EVOMELA beginning in April 2016, and have deferred revenue recognition (see Note 2(i)(a)) for any product shipped to our distributors, but not ordered and received by end-users as of December 31, 2017. This deferral is a result of our current inability to estimate future customer returns and rebate levels with requisite precision for this recently launched product.
(k) Other Long-Term Liabilities
"Other long-term liabilities" are comprised of the following:

	December 31,
	2017	2016
Accrued executive deferred compensation	$5,928	$8,352
Deferred rent (non-current portion)	52	167
Clinical study holdback costs, non-current	59	47
Other tax liabilities	176	738
Royalty liability	—	300
Other long-term liabilities	$6,215	$9,604

4. GROSS-TO-NET PRODUCT SALES AND SIGNIFICANT CUSTOMERS
The below table presents a GTN product sales reconciliation for the accompanying Consolidated Statement of Operations:

	Year Ended December 31,
	2017	2016	2015
Gross product sales	$245,797	$244,770	$215,136
Commercial rebates and government chargebacks	(105,148)	(98,317)	(61,283)
Data and distribution fees, GPO fees, and inventory management fees	(20,083)	(14,979)	(15,613)
Prompt pay discounts	(1,610)	(755)	(16)
Product returns allowances	(2,778)	(2,123)	(1,373)
Product sales, net	$116,178	$128,596	$136,851
The below table presents the customers that represent 10% or more of our gross product sales in 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
AmerisourceBergen Corporation, and its affiliates	$79,362	32.3%	$93,951	38.4%	$78,989	36.7%
McKesson Corporation and its affiliates	76,363	31.1%	75,952	31.0%	73,577	34.2%
Cardinal Health, Inc. and its affiliates	64,634	26.3%	58,780	24.0%	37,414	17.4%
All other customers	25,438	10.3%	16,087	6.6%	25,156	11.7%
Gross product sales	$245,797	100.0%	$244,770	100.0%	$215,136	100.0%

5. COMPOSITION OF TOTAL REVENUE
The below table presents our net product sales by geography for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
United States	$107,135	92.2%	$125,074	97.3%	$130,432	95.3%
International:
Europe	7,727	6.7%	3,522	2.7%	2,234	1.6%
Asia Pacific*	1,316	1.1%	—	—%	4,185	3.1%
Total International	9,043	7.8%	3,522	2.7%	6,419	4.7%
Product sales, net	$116,178	100.0%	$128,596	100.0%	$136,851	100.0%
* See Note 12 for discussion of our November 2015 ZEVALIN out-license for the Asia Pacific territory.
The below table presents our net product sales by drug for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
FUSILEV	$7,300	6.3%	$34,839	27.1%	$60,710	44.4%
FOLOTYN	43,015	37.0%	46,245	36.0%	40,606	29.7%
ZEVALIN	11,759	10.1%	10,730	8.3%	17,457	12.8%
MARQIBO	6,573	5.7%	7,245	5.6%	8,006	5.9%
BELEODAQ	12,353	10.6%	13,368	10.4%	10,072	7.4%
EVOMELA	35,178	30.3%	16,169	12.6%	—	—%
Product sales, net	$116,178	100.0%	$128,596	100.0%	$136,851	100.0%

The below table presents our license fees and service revenue by source for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
Out-license of FOLOTYN in all countries except the U.S., Canada, Europe, and Turkey: royalties (Note 16)	$5,848	48.0%	$927	5.2%	$831	3.2%
Out-license of ZEVALIN: recognition of upfront cash receipt and subsequent royalties for Asia and certain other territories, excluding China (Note 12)	1,245	10.2%	1,756	9.8%	15,144	58.9%
Out-license of ZEVALIN: amortization of upfront cash receipt related to India territory (Note17(b)(iii)) and other	50	0.4%	69	0.4%	48	0.2%
Out-license of ZEVALIN, FOLOTYN, BELEODAQ, MARQIBO: upfront cash receipt and subsequent royalties for the Canada territory (Note 17(b)(xv))	5	—%	6,000	33.6%	—	—%
Out-license of ZEVALIN, MARQIBO, EVOMELA: upfront receipt for the China territory (Note 11)	—	—%	—	—%	9,682	37.7%
Sales and marketing contracted services (Note 14)	4,747	38.9%	9,096	51.0%	—	—%
Regulatory services provided to licensee	294	2.4%	—	—%	—	—%
License fees and service revenues	$12,189	100.0%	$17,848	100.0%	$25,705	100.0%

6. STOCK-BASED COMPENSATION
2009 Stock Incentive Plan Overview

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
The maximum number of our common stock available for issuance under the 2009 Plan at inception was 10 million shares. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the 2009 Plan automatically increases by the greater of (i) 2.5 million shares or (ii) a number of shares such that the total number of shares of common stock available for issuance under the 2009 Plan shall equal 30% of the then number of shares of common stock issued and outstanding. As of December 31, 2017, 14.6 million shares were available for grant. It is our policy that before stock is issued through the exercise of stock options, we must first receive all required cash payment for such shares (whether through an upfront cash exercise or net-settlement exercise).
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
As of December 31, 2017, a total of 9.0 million shares of common stock are authorized and remain available for issuance under the ESPP. Beginning on January 1, 2010, and each January 1st thereafter, the number of shares of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lesser of (i) one million shares or (ii) an amount determined by the ESPP administrator. However, in no event shall the number of shares of common stock available for future sale under the ESPP exceed 10 million shares, subject to capitalization adjustments occurring due to dividends, splits, dissolution, liquidation, mergers, or changes in control.
Stock-Based Compensation Expense Summary
We report our stock-based compensation expense (inclusive of our incentive stock plan, employee stock purchase plan, and 401(k) contribution matching program) in the accompanying Consolidated Statements of Operations, based on the department to which the recipient belongs. Stock-based compensation expense included within “total operating costs and expenses” for years ended December 31, 2017, 2016, and 2015, was as follows (see Note 20 for discussion of certain immaterial corrections affecting the presented 2016 and 2015 amounts below):

	Year Ended December 31,
	2017	2016	2015
Cost of sales	$203	$135	$62
Selling, general and administrative	12,904	11,480	11,599
Research and development	2,032	2,055	2,280
Total	$15,139	$13,670	$13,941

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Employee stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015 was recognized (reduced for estimated forfeitures) on a straight-line basis over the vesting period. Forfeitures are estimated at the time of grant and prospectively revised if actual forfeitures differ from those estimates. We estimate forfeitures of stock options using the historical exercise behavior of our employees. For purposes of this estimate, we have applied an estimated forfeiture rate of 14%, 11%, and 11% for the years ended December 31, 2017, 2016, and 2015, respectively.
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
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to determine fair value for the stock awards granted in the applicable year:

	Year Ended December 31,
	2017	2016	2015
Expected option life (in years) (a)	4.84	5.02	5.43
Risk-free interest rate (b)	0.82% - 1.90%	1.07% - 1.90%	1.25% - 1.68%
Volatility (c)	49.3% - 61.4%	48.9% - 50.6%	48.0% - 50.2%
Dividend yield (d)	—%	—%	—%
Weighted-average grant-date fair value per stock option	$2.89	$2.80	$2.85

(a)	Determined by the historical stock option exercise behavior of our employees (maximum term is 10 years).

(b)	Based upon the U.S. Treasury yields in effect during the period which the options were granted (for a period equaling the stock options’ expected term).

(c)	Measured using our historical stock price for a period equal to stock options’ expected term.

(d)	We do not expect to declare any cash dividends in the foreseeable future.

Stock Option Activity
Stock option activity during the years ended December 31, 2017, 2016, and 2015 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2014	12,649,102	$7.12
Granted	2,219,587	6.04
Exercised	(456,082)	4.45		$977	(1)
Forfeited	(296,162)	8.06
Expired	(279,594)	9.05
Outstanding — December 31, 2015	13,836,851	6.97
Granted	1,435,550	5.94
Exercised	(39,010)	5.18		$50	(1)
Forfeited	(379,268)	7.21
Expired	(513,541)	7.26
Outstanding — December 31, 2016	14,340,582	6.86
Granted	1,223,483	6.51
Exercised	(937,482)	6.40		$6,813	(1)
Forfeited	(244,793)	6.26
Expired	(524,577)	6.27
Outstanding — December 31, 2017	13,857,213	$6.89	5.05	$167,142	(2)
Vested (exercisable) — December 31, 2017	11,615,514	$7.00	4.39	$138,802	(2)
Unvested (unexercisable) — December 31, 2017	2,241,699	$6.31	8.46	$28,340	(2)

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

(1)	Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

(2)
Represents the total difference between our closing stock price on the last trading day of 2017 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2017. The amount of intrinsic value will change based on the fair market value of our stock.

The following table summarizes information with respect to stock option grants as of December 31, 2017:

	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Granted Stock Options Exercisable	Weighted- Average Exercise Price
$0.92 - 3.15	954,676	0.58	$2.07	954,676	$2.07
$3.16 - 4.95	1,301,994	2.66	4.24	1,246,845	4.24
$4.96 - 6.9	5,680,077	5.81	6.16	3,837,546	6.21
$6.91 - 8.99	3,519,801	5.75	7.75	3,206,845	7.78
$9.00 - 19.65	2,400,665	5.27	10.71	2,369,602	10.66
	13,857,213	5.05	$6.89	11,615,514	$7.00
As of December 31, 2017, there was unrecognized compensation expense of $3.7 million related to unvested stock options, which we expect to recognize over a weighted average period of 2.23 years.
Restricted Stock Award Activity
A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted Average Fair Value per Share at Grant Date
Unvested — December 31, 2014	824,217	$8.22
Granted	1,948,585	6.32
Vested	(364,507)	8.47
Forfeited	(234,313)	7.32
Unvested — December 31, 2015	2,173,982	6.58
Granted	1,203,675	5.93
Vested	(889,857)	6.49
Forfeited	(335,643)	6.33
Unvested — December 31, 2016	2,152,157	6.29
Granted	927,306	6.22
Vested	(1,137,555)	6.38
Forfeited	(378,990)	5.95
Unvested — December 31, 2017	1,562,918	$6.27

	Year Ended December 31,
	2017	2016	2015
Restricted stock expense	$6,821	$6,518	$4,359
As of December 31, 2017, there was approximately $5.3 million of unrecorded expense related to issued restricted stock awards that will be recognized over an estimated weighted average period of 2.42 years. These unvested shares are included in our reported issued and outstanding common stock as of December 31, 2017.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

401(k) Plan – Stock Matching Contribution
We issued shares of common stock to our employees in connection with our 401(k) program, partially matching our employees’ annual 401(k) contributions, as summarized below:

	Year Ended December 31,
	2017	2016	2015
Shares of common stock issued	102,874	172,650	179,865
Match contribution value*	$912	$953	$1,124
* Represents our stock price on the date of the common stock issuance multiplied by the number of shares of common stock issued. During January and February 2017 the 401(k) match was made with cash instead of shares of common stock.

7. STOCKHOLDERS’ EQUITY
Authorized Stock
On December 13, 2010, we filed the Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock with the Delaware Secretary of State which authorized 1.5 million shares to be designated as Series B Junior Participating Preferred Stock. On June 13, 2011, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 100 million shares to 175 million shares. The amendment was filed with the Delaware Secretary of State on June 24, 2011. As of December 31, 2017, we also had five million shares of preferred stock authorized, of which 1.5 million shares were designated as Series B Junior Participating Preferred Stock and 2,000 shares were designated as Series E Convertible Voting Preferred Stock.
Stockholder Rights Agreement
On November 29, 2010, our Board of Directors approved a stockholder rights agreement (the "Stockholder Rights Agreement"), effective December 13, 2010. A stockholder rights agreement is designed to deter coercive, unfair, or inadequate takeovers and other abusive tactics that might be used in an attempt to gain control of our company. A stockholder rights agreement will not prevent takeovers at a full and fair price, but rather is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire our company to first negotiate with our Board of Directors.
Under the terms of the Stockholder Rights Agreement, and subject to the exception noted below, the rights to purchase units of our Senior B Junior Participating Preferred Stock become exercisable upon the earlier of 10 days after a person or group of affiliated or associated persons has acquired 15% (or 20% in the case of a designated holder) or more of the outstanding shares of our common stock or 10 business days after a tender offer has commenced that would result in a person or group beneficially owning 15% (or 20% in the case of a designated holder) or more of our outstanding common stock. Five days after the rights become exercisable, each right, other than rights held by the person or group of affiliated persons whose acquisition of more than 15% of our outstanding common stock caused the rights to become exercisable (subject to the exception noted below), will entitle its holder to buy, in lieu of shares of Series B Junior Participating Preferred Stock, a number of shares of our common stock having a market value of two times the exercise price of the rights. After the rights become exercisable, if we are a party to certain merger or business combination transactions or transfers 50% or more of our assets or earnings power (as defined in the Stockholder Rights Agreement), each right will entitle its holder to buy a number of shares of common stock of the acquiring or surviving entity having a market value of twice the exercise price of the right. These rights could delay or discourage someone from acquiring our company, even if doing so would potentially benefit our stockholders.
In October 2017, we amended the Stockholder Rights Agreement to treat BlackRock Inc. and its affiliates as a "designated holder" and to our knowledge we currently have no stockholders who own 15% or more of the outstanding shares of our common stock other than BlackRock Inc. who reported beneficial ownership of approximately 15.9% as of December 31, 2017.
The Stockholder Rights Agreement expires by its terms on December 13, 2020.
Series E Preferred Stock

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

In September 2003, we received gross cash proceeds of $20 million in exchange for the issuance of 2,000 shares of our Series E Convertible Voting Preferred Stock, convertible into four million shares of common stock. As of December 31, 2017 and 2016, no shares of Series E Preferred Stock were outstanding.
In June 2016, our then 20 outstanding shares of Series E convertible voting preferred stock were converted (at the election of the preferred stockholders) into an aggregate of 40,000 common shares and a $6 thousand dividend in arrears was paid upon this conversion.
Common Stock Issuable
As of December 31, 2017, 15.9 million shares of our common stock were issuable upon conversion, or exercise of rights granted (regardless of whether in or out-of-the-money), as summarized below:

2018 Convertible Notes	3,854,959
Exercise of vested employee stock options (unvested of 2,241,699 - see Note 6)	11,615,514
Exercise of vested warrants	445,000
Total common shares issuable	15,915,473

Warrant Activity
We typically issue warrants to purchase shares of our common stock to investors as part of a financing transaction or in connection with services rendered by placement agents or consultants. Our outstanding warrants expire on varying dates through December 2020. A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding — December 31, 2014	445,000	$6.39
Granted	—	—
Outstanding — December 31, 2015	445,000	$6.78
Granted	—	—
Outstanding — December 31, 2016	445,000	$6.78
Granted	—	—
Outstanding — December 31, 2017	445,000	$6.78
Exercisable — December 31, 2017	445,000	$6.78
Sale of Common Stock Under ATM Agreements
In December 2015, we entered into a collective at-market-issuance sales agreement with FBR Capital Markets & Co., MLV & Co. LLC, and H.C. Wainwright & Co., LLC. (“December 2015 ATM Agreement”). The December 2015 ATM Agreement allowed us to raise gross proceeds of up to $100 million from the sale of our common stock through these brokers under our shelf registration statement on Form S-3 (declared effective by the SEC on February 3, 2016; File No. 333-208760) (the "Registration Statement"). As of July 31, 2017, we fully utilized this ATM facility.

In August 2017, we entered into a collective at-market-issuance sales agreement with H.C. Wainwright & Co., LLC., FBR Capital Markets & Co., and MLV & Co. LLC (the "August 2017 ATM Agreement"). The August 2017 ATM Agreement allows us to raise gross proceeds of up to $150 million from the sale of our common stock through these brokers under the Registration Statement. As of December 31, 2017, approximately $43.9 million remained available for sale under this ATM facility.

We sold and issued shares of our common stock under both the December 2015 and August 2017 ATM Agreements, summarized as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	No. of Common Shares Issued	Proceeds Received (Net of Broker Commissions and Fees )
Common shares issued pursuant to the December 2015 ATM Agreement during the year ended December 31, 2016	10,890,915	$73,869
Common shares issued pursuant to the December 2015 ATM Agreement between July 1, 2017 and July 31, 2017	3,243,882	$23,745
Common shares issued pursuant to the August 2017 ATM Agreement between August 1, 2017 and December 31, 2017	10,314,250	$104,527

8. NET LOSS PER SHARE
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Net loss	$(91,248)	$(69,770)	$(52,642)
Weighted average shares—basic	85,115,592	72,824,070	64,882,417
Net loss per share—basic	$(1.07)	$(0.96)	$(0.81)
Weighted average shares—diluted	85,115,592	72,824,070	64,882,417
Net loss per share—diluted	$(1.07)	$(0.96)	$(0.81)
The below outstanding securities were excluded from the above calculation of net loss per share because their impact under the "treasury stock method" and "if-converted method" would have been anti-dilutive due to our net loss per share for the years ended December 31, 2017, 2016, and 2015, as summarized below:

	Year Ended December 31,
	2017	2016	2015
2018 Convertible Notes	3,854,959	10,454,799	11,401,284
Common stock options	3,668,662	1,294,594	1,441,086
Restricted stock awards	1,562,918	2,147,157	2,173,615
Common stock warrants	138,277	—	9,357
Preferred stock*	—	—	40,000
Total	9,224,816	13,896,550	15,065,342
* In June 2016, our then 20 outstanding shares of Series E convertible voting preferred stock were converted (at the election of the preferred stockholders) into an aggregate of 40,000 common shares (see Note 7 - Series E Preferred Stock).
9. FAIR VALUE MEASUREMENTS
The table below summarizes certain asset and liability fair values that are included within our accompanying Consolidated Balance Sheets, and their designations among the three fair value measurement categories (see Note 2(xiii)):

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31, 2017 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$248	$—	$248
Money market funds	—	216,358	—	216,358
Equity securities (Note 11)	37,530	—	—	37,530
Mutual funds	—	59	—	59
Deferred compensation investments (life insurance cash surrender value - Note 3(h))	—	14,887	—	14,887	*
	$37,530	$231,552	$—	$269,082
Liabilities:
Deferred executive compensation liability (Note 17(f))	—	11,038	—	11,038	*
FOLOTYN development liability (Note 16)	—	—	12,386	12,386
Ligand Contingent Consideration (Note 10 (b))	—	—	—	—
Talon CVR (Note 10 (a))	—	—	6,210	6,210
Corixa Liability (Note 17(b)(i))	—	—	62	62
	$—	$11,038	$18,658	$29,696

	December 31, 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Bank certificates of deposits	$—	$5,991	$—	$5,991
Money market funds	—	128,563	—	128,563
Equity securities	11,533	—	—	11,533
Mutual funds	—	56	—	56
Deferred compensation investments (life insurance cash surrender value)	—	11,863	—	11,863	*
	$11,533	$146,473	$—	$158,006
Liabilities:
Deferred executive compensation liability	—	8,352	—	8,352	*
FOLOTYN development liability	—	—	13,130	13,130
Ligand Contingent Consideration (Note 10 (b))	—	—	—	—
Talon CVR	—	—	1,253	1,253
Corixa Liability	—	—	62	62
	$—	$8,352	$14,445	$22,797
* The reported value of "deferred compensation investments" is based on the cash surrender value of the life insurance policies, while the value of the "deferred executive compensation liability" is based on the market value of the underlying investment holdings.
We did not have any transfers between "Level 1" and "Level 2" (Note 2(xiii)) for all periods presented.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

The table below summarizes the 2016 and 2017 activity of our liabilities that are valued with unobservable inputs (i.e, "Level 3"):

	Fair Value Measurements of Unobservable Inputs (Level 3)
Balance at December 31, 2015	$21,352
Settlement of Ligand Contingent Consideration liability - EVOMELA (Note 10(b))	(6,000)
FOLOTYN development liability (Note 16)	(1,556)
Ligand Contingent Consideration fair value adjustment prior to settlement - EVOMELA (Note 10(b))	773
Talon CVR fair value adjustment - MARQIBO (Note 10(a))	(124)
Balance at December 31, 2016	$14,445
FOLOTYN development liability (Note 16)	(744)
Talon CVR fair value adjustment - MARQIBO (Note 10(a))	4,957
Balance at December 31, 2017	$18,658	*
* This amount is comprised of the current and non-current portions of “FOLOTYN development liability” and the non-current portion of “acquisition-related contingent obligations” on our accompanying Consolidated Balance Sheets.
Our carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, excluding acquisition-related contingent obligations, approximate their related fair values due to their short-term nature.
10. BUSINESS COMBINATIONS AND CONTINGENT CONSIDERATION
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
Talon CVR Fair Value as of December 31, 2017 and December 31, 2016
The Talon CVR fair value will continue to be evaluated on a quarterly basis. Current and future changes in its fair value results from the likelihood and timing of milestone achievement and/or the corresponding discount rate applied thereon.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Adjustments to Talon CVR fair value are recognized within “change in fair value of contingent consideration related to acquisitions” in the accompanying Consolidated Statements of Operations.

Fair Value of Talon CVR
December 31, 2016	$1,253
Fair value adjustment for the year ended December 31, 2017	4,957
December 31, 2017	$6,210
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
Our EVOMELA royalty obligation and sales-based milestones are jointly treated as part of an "executory contract" (as defined under GAAP) that is connected with an at-market supply agreement for Captisol that was executed concurrently with this acquistion (requiring the continuing involvement of CyDex). As a result, our royalty and sales-based milestone arrangements are treated as separate transactions, distinct from the consideration paid for the EVOMELA rights. Our royalty expenses are reported through "cost of sales" on our Consolidated Statement of Operations in the same period of our recognized revenue for the product sale.
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
We estimated the fair value of the in-process research and development using the income approach. The income approach uses valuation techniques to convert future net cash flows to a single present value (discounted) amount. We applied our net cash flow projections for EVOMELA over 10 years and a discount rate of 25%, taking into account our estimates of future incremental earnings that may be achieved upon regulatory approval and commercialization of the product(s). The fair value of the Ligand Contingent Consideration liability was determined using the probability of success and the discounted cash flow method of the income approach (representing unobservable "Level 3" inputs (see Note 2(xiii)) for regulatory and sales-based milestones due to Ligand upon achievement).

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

In March 2016, the FDA approved EVOMELA, triggering a $6 million milestone payment to Ligand that was paid in April 2016. "EVOMELA IPR&D" of $7.7 million was reclassified in April 2016 to "EVOMELA" distribution rights" that is reported within "Intangible assets, net of accumulated amortization and impairment charges" in the accompanying Consolidated Balance Sheets as of December 31, 2017 (see Note 3(g)). Amortization related to this intangible asset commenced on April 1, 2016.
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

(c) Allos Acquisition
We acquired Allos Therapeutics, Inc. on September 5, 2012 for cash consideration of $205.2 million and assumed FOLOTYN distribution rights (see Note 16). We accounted for this transaction as a business combination, which required that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the transaction date. We have no ongoing contingent consideration obligations from this transaction.

11. OUT-LICENSE OF MARQIBO, ZEVALIN, & EVOMELA IN CHINA TERRITORY
Overview of CASI Out-License
On September 17, 2014, we executed three product out-license agreements with a perpetual term (collectively, the “CASI Out-License”) with CASI Pharmaceuticals, Inc. (“CASI”), a publicly-traded biopharmaceutical company (NASDAQ: CASI) with a primary focus on the China market. Under the CASI Out-License, we granted CASI the exclusive rights to distribute three of our commercialized oncology drugs, ZEVALIN, MARQIBO, and EVOMELA (“CASI Out-Licensed Products”) in greater China (which includes Taiwan, Hong Kong and Macau). CASI is responsible for the development and commercialization of these three drugs, including the submission of import drug registration applications to regulatory authorities and conducting any confirmatory clinical studies in greater China. We will provide CASI with future commercial supply of the CASI Out-Licensed Products under typical market terms. In return, we received CASI common stock for the rights related to ZEVALIN and EVOMELA and a secured promissory note for the rights related to MARQIBO.
CASI Ownership at December 31, 2017
Under certain conditions which expired in December 2017, we had a right to purchase additional shares of CASI common stock in order to maintain our post-investment ownership percentage if CASI issued additional securities. During 2017 and 2016, we acquired an additional 1.5 million and 4.6 million common shares of CASI, respectively, at par value, resulting in our total aggregate holding of 11.5 million common shares as of December 31, 2017, representing an approximate 17% ownership in CASI.
Proceeds Received in the Third Quarter of 2014
The proceeds we received, and its fair value on the CASI Out-License execution date, consisted of the following:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

CASI common stock (5.4 million shares)	$8,649	(a)
CASI secured promissory note, net of fair value discount ($1.5 million face value and 0.5% annual coupon)	1,310	(b)
Total consideration received, net of fair value discount	$9,959	(c)

(a) Value determined based on the September 17, 2014 closing price of 5.4 million shares of CASI common stock on the NASDAQ Capital Market of $1.60 per share. Our current intention is to hold these securities on a long-term basis. Accordingly, we have presented its value of $37.5 million as of December 31, 2017 within “other assets” (rather than “marketable securities”) on our accompanying Consolidated Balance Sheets. The change in fair value of these securities is reported within “unrealized gain (loss) on available-for-sale securities” on the accompanying Consolidated Statements of Comprehensive Loss.

(b) Value estimated using the terms of the $1.5 million promissory note, the application of a synthetic debt rating based on CASI’s publicly-available financial information, and the prevailing interest yields on similar public debt securities as of September 17, 2014. The full balance was reclassified beginning December 31, 2017 to "other assets" (presented within non-current assets on the accompanying Consolidated Balance Sheets) from "other receivables" (presented within current assets) due to an amended maturity date of September 17, 2019.

(c) Presented within “license fees and service revenue” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2015 (see below).
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
12. OUT-LICENSE OF ZEVALIN IN CERTAIN EX-U.S. TERRITORIES
On November 16, 2015, we entered into an out-license agreement with Mundipharma for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean islands). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015. Of the $3 million received in January 2016, $1.2 million and $1.8 million was recognized for the year ended December 31, 2017 and December 31, 2016, respectively, on our accompanying Consolidated Statement of Operations (this $3 million payment was recognized in full by June 30, 2017).
Mundipharma is required to reimburse us for our payment of royalties due to Bayer Pharma AG ("Bayer") from their ZEVALIN sales - see Note 17(b)(ii). We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone, that if/when achieved, will be reported within "license fees and service revenue".
13. OUT-LICENSE OF ZEVALIN, FOLOTYN, BELEODAQ, AND MARQIBO IN CANADA TERRITORY
On January 8, 2016, we entered into a strategic partnership with Servier Canada, Inc. ("Servier") for the out-licenses of ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO. We received $6 million in upfront payments in the first quarter of 2016 which was recognized within "license fees and service revenue" in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. We will also receive development milestone payments if/when achieved, and a high single-digit royalty on their sales of these products.
14. CO-PROMOTION ARRANGEMENT WITH EAGLE PHARMACEUTICALS

On November 4, 2015, we executed an agreement with Eagle Pharmaceuticals, Inc. ("Eagle") whereby designated members of our sales force concurrently marketed up to six of Eagle's products along with our products in return for fixed monthly payments (aggregating $12.8 million), as well as variable sales-based milestones, over an 18 month contract term of January 1, 2016 through June 30, 2017 (the "Eagle Agreement"). On July 1, 2017 our sales force ceased marketing Eagle products, with the Eagle Agreement expiring under its terms.
The fixed receipts from Eagle for our sales activities, as well as reimbursements of third-party marketing services, are recognized within "license fees and service revenue" on our accompanying Consolidated Statements of Operations. This amount was $4.7 million, $9.1 million, and $0 for the years ended December 31, 2017, 2016, and 2015, respectively. No sales-based milestones were achieved in the current or prior periods.
An allocation of our sales personnel costs that are dedicated to Eagle sales activities are reported within "cost of service revenue" on our accompanying Consolidated Statement of Operations, as are reimbursable costs for third-party marketing services. These were an aggregate of $4.2 million, $7.9 million, and $0 for the years ended December 31, 2017, 2016, and 2015, respectively.
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
The sale of the 2018 Convertible Notes closed on December 23, 2013 and our net proceeds were $115.4 million, after deducting banker and professional fees of $4.6 million. We used a portion of these net proceeds to simultaneously enter into “bought call” and “sold warrant” transactions with Royal Bank of Canada (collectively, the Conversion Hedge). We recorded the Conversion Hedge on a net cost basis of $13.1 million, as a reduction to “additional paid-in capital” in our accompanying Consolidated Balance Sheets. Under applicable GAAP, the Conversion Hedge transaction has not been (and is not expected to be) marked-to-market through earnings or comprehensive income.
Open Market Purchases of 2018 Convertible Notes and Conversion Hedge Unwind in December 2016 and October 2017
In December 2016, we completed two open market purchases of our 2018 Convertible Notes, aggregating 9,963 note units (equivalent to $10 million principal value) for $9.0 million. We recognized an aggregate loss of $25 thousand on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which is included in "other (expense) income, net" on the Consolidated Statements of Operations for the year ended December 31, 2016. Accordingly, as of December 31, 2016, $110 million in principal of our 2018 Convertible Notes remained outstanding.
With these two open market purchases in December 2016, we concurrently unwound a portion of our previously sold warrants and previously purchased call options (that were part of our Conversion Hedge described below) for aggregate net proceeds of $21 thousand. We recorded a corresponding net increase to "additional paid-in capital" in the Consolidated Balance Sheets as of December 31, 2016.
In October 2017, we completed an open market purchase of our 2018 Convertible Notes, aggregating 69,472 note units (equivalent to $69.5 million principal value) for $27.3 million in cash and 5.4 million newly-issued shares of our common stock, then worth $73 million. We recognized a loss of $0.8 million on the retirement of these 2018 Convertible Notes (based on its carrying value under GAAP), which is included in "other (expense) income, net" on the Consolidated Statements of Operations for the year ended December 31, 2017. Accordingly, as of December 31, 2017, $40.6 million in principal of our 2018 Convertible Notes remains outstanding.
Concurrent with this open market purchase, we also unwound a portion of the previously sold warrants and previously purchased call options that were part of our Conversion Hedge for aggregate net proceeds of $5.8 million. We recorded a corresponding net increase to "additional paid-in capital" in the Consolidated Balance Sheets as of December 31, 2017.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Conversion Hedge
We entered into the Conversion Hedge in December 2013 to reduce the potential dilution to our stockholders and/or offset any cash payments that we are required to make in excess of the principal amount, upon conversion of the 2018 Convertible Notes (in the event that the market price of our common stock is greater than the conversion price). The strike price of the “bought call” is equal to the conversion price and conversion rate of the 2018 Convertible Notes (then matching the 11.4 million common shares the 2018 Convertible Notes may be converted into); the strike price of our “sold warrant” is $14.03 per share of our common stock, and is also for 11.4 million common shares (reduced by the partial unwinding of these instruments, as discussed above).
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
As of December 31, 2017, the 2018 Convertible Notes are eligible to be converted into common stock as the above elements (1) and (2) were met. Our stockholders’ approval of "flexible settlement" occurred at our Annual Meeting of Stockholders on June 29, 2015. As a result, we may (at our election) settle any future conversions of the 2018 Convertible Notes by paying or delivering cash, shares of our common stock, or a combination of cash and shares of common stock. However, if the holders of the Convertible Notes do not elect any conversion into our common stock, our December 2018 obligation to repay the then-outstanding amount in cash, plus any accrued and unpaid interest, is unchanged.
Carrying Value and Fair Value
The carrying value of the 2018 Convertible Notes as of December 31, 2017 and 2016, is summarized as follows:

	Year Ended December 31,
	2017	2016
Principal amount	$40,565	$110,037
(Less): Unamortized debt discount (amortized through December 2018)	(2,101)	(11,646)
(Less): Debt issuance costs	(240)	(1,348)
Carrying value	$38,224	$97,043

As of December 31, 2017 and December 31, 2016, the estimated aggregate fair value of the 2018 Convertible Notes is $74.3 million and $101.8 million, respectively. These estimated fair values represent a Level 2 measurement (see Note 2(xiii)), based upon the 2018 Convertible Notes' quoted bid price at each date in a thinly-traded market.
Components of Interest Expense on 2018 Convertible Notes
The following table sets forth the components of interest expense recognized in the accompanying Consolidated Statements of Operations for the 2018 Convertible Notes for the years ended December 31, 2017, 2016, and 2015:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2017	2016	2015
Contractual coupon interest expense	$2,615	$3,288	$3,300
Amortization of debt issuance costs	567	696	662
Accretion of debt discount	4,890	5,710	5,250
Total	$8,072	$9,694	$9,212
Effective interest rate	8.41%	8.65%	8.66%

16. FOLOTYN LICENSE AGREEMENT AND DEVELOPMENT LIABILITY
As a result of our acquisition of Allos on September 5, 2012 (see Note 10(c)), we assumed a strategic collaboration agreement with Mundipharma (the “Mundipharma Collaboration Agreement”), as well as certain FOLOTYN clinical development obligations (the "FOLOTYN Development Liability").
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
As a result of the Amended Mundipharma Collaboration Agreement, (a) Europe and Turkey were excluded from Mundipharma’s commercialization territory, (b) we are entitled to regulatory and sales-dependent milestone receipts of up to $16 million and $107 million, respectively (see Note 17(b)(vii) for July 2017 achievement), (c) we will receive tiered double-digit royalties based on net sales of FOLOTYN within Mundipharma’s licensed territories, and (d) we and Mundipharma will each bear our own FOLOTYN development costs. Effective as of May 1, 2015, we modified the Amended Mundipharma Collaboration Agreement to revise the conditions for our exercise of the option to gain commercialization rights in Switzerland from Mundipharma, as well as royalties payable to us (in the tiered double-digits) on Mundipharma's net sales in Switzerland.
FOLOTYN Development Liability
The fair value of the FOLOTYN Development Liability within the accompanying Consolidated Balance Sheets was estimated using the discounted income approach model. The unobservable inputs (i.e., "Level 3" inputs - see Note 2(xiii)) in this valuation model that have the most significant effect on these liabilities include (i) estimates of research and development personnel costs needed to perform the research and development services contractually required, (ii) estimates of expected cash outflows to third parties for these clinical services and supplies during the expected period of performance through 2031, and (iii) an appropriate discount rate for these expenditures. These inputs are reviewed by management on a quarterly basis for continued applicability.
We adjust this liability during each quarterly period, with corresponding adjustments for incurred costs recorded as credits to “research and development” expense in our accompanying Consolidated Statements of Operations.

	FOLOTYN Development Liability, Current	FOLOTYN Development Liability, Long Term	FOLOTYN Development Liability, Total
Balance at December 31, 2016	$861	$12,269	$13,130
Transfer from long-term to current in 2017	158	(158)	—
(Less): Expenses incurred in 2017	(744)	—	(744)
Balance at December 31, 2017	$275	$12,111	$12,386

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

17. FINANCIAL COMMITMENTS & CONTINGENCIES AND LICENSE AGREEMENTS
(a) Facility Leases
We lease our principal executive office in Henderson, Nevada under a non-cancelable operating lease expiring April 30, 2019. We also lease our research and development facility in Irvine, California under a non-cancelable operating lease expiring May 31, 2019, in addition to several other administrative office leases. Each lease agreement contains scheduled rent increases which are accounted for on a straight-line basis. Our total rental expense in 2017, 2016, and 2015 was $1.6 million, $1.5 million, and $1.7 million, respectively.
Our future minimum lease payments are as follows:

Year ending December 31,	Operating Lease Minimum Payments
2018	$1,308
2019	553
2020	—
2021	—
2022	—
$1,861
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
Our most significant of these agreements, and the key financial terms and our accounting for each, are summarized below:
(i) ZEVALIN U.S.: In-Licensing and development in the U.S.
In December 2008, we acquired rights to commercialize and develop ZEVALIN in the U.S. as the result of a transaction with Cell Therapeutics, Inc. (“CTI”) through our wholly-owned subsidiary, RIT Oncology LLC (“RIT”). In accordance with the terms of assumed contracts, we are required to meet specified payment obligations, including a milestone payment to Corixa Corporation of $5 million based on ZEVALIN sales in the U.S. (the “Corixa Liability”). This milestone has not yet been met, and $0.1 million for this potential milestone achievement is included within “acquisition-related contingent obligations” in our accompanying Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, respectively. Our U.S. net sales-based royalties are in the low to mid-single digits to Genentech, Inc. and mid-teens to Biogen Inc.
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
(iii) ZEVALIN Ex-U.S.: Out-License Agreement with Dr. Reddy’s

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

We executed an exclusive License Agreement with Dr. Reddy’s Laboratories Ltd. (“Dr. Reddy’s”) in June 2014 for ZEVALIN distribution rights within India. The agreement term is 15 years from the receipt of pending approval of ZEVALIN from the Drug Controller General of India. In December 2014, upon our execution of a drug supply agreement, an upfront and non-refundable payment of $0.5 million was triggered and paid to us in February 2015. The recognition of the applicable portion of this upfront receipt is reported on a straight line basis, within “license fees and service revenue” on the Consolidated Statements of Operations over a 10-year term through December 2024. Additionally, sales and regulatory milestones, each aggregating $1.5 million (for a total of $3 million), are due to us when such milestones are achieved by Dr. Reddy’s, as well as an ongoing 20% royalty on their net sales of ZEVALIN in India.
(iv) ZEVALIN Ex-U.S.: Out-License Agreement with Mundipharma
In November 2015, we entered into an out-license agreement with Mundipharma for their commercialization of ZEVALIN in Asia (excluding India and Greater China), Australia, New Zealand, Africa, the Middle East, and Latin America (including the Caribbean islands). In return, we received $18 million (comprised of $15 million received in December 2015 and $3 million received in January 2016). Of these proceeds, $15 million was recognized within "license fees and service revenue" in the fourth quarter of 2015. Of the $3 million received in January 2016, $1.2 million and $1.8 million was recognized for the year ended December 31, 2017 and December 31, 2016, respectively, on our accompanying Consolidated Statement of Operations (this $3 million payment was recognized in full by June 30, 2017).
Mundipharma is required to reimburse us for our payment of royalties due to Bayer from their net sales of ZEVALIN (see Note 17(b)(ii)). We are also eligible to receive an additional $2 million upon Mundipharma's achievement of a specified sales milestone that, if/when achieved, will also be reported within "license fees and service revenue".
(v) FUSILEV: In-License Agreement with Merck & Cie AG
In May 2006, we amended and restated a license agreement with Merck & Cie AG (“Merck”), which we assumed in connection with our March 2006 acquisition of the assets of Targent, Inc. This provided us with an exclusive license to use regulatory filings related to FUSILEV, and a non-exclusive license under certain patents and know-how to develop, manufacture, and sell FUSILEV in the field of oncology in North America.
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
(vi) FOLOTYN: In-License Agreement with Sloan-Kettering Institute, SRI International and Southern Research Institute
In December 2002, Allos entered into an in-license agreement for the drug now marketed as FOLOTYN with Sloan-Kettering Institute for Cancer Research, SRI International, and Southern Research Institute. We assumed this agreement when we acquired Allos in September 2012. The agreement provides for our exclusive worldwide rights to a portfolio of patents and patent applications related to FOLOTYN, though we are required to fund certain drug development programs. In addition, we pay graduated royalties to our licensors based on our worldwide annual net sales of FOLOTYN (including our sub-licensees). These royalties are 8% of annual worldwide net sales up to $150 million; 9% of annual worldwide net sales of $150 million through $300 million; and 11% of annual worldwide net sales in excess of $300 million.
(vii) FOLOTYN: Out-License Agreement with Mundipharma
As a result of our acquisition of Allos (see Note 10(c)), we assumed “the Mundipharma Collaboration Agreement” as well as certain FOLOTYN clinical development obligations. Under the Mundipharma Collaboration Agreement, as amended (see Note 16), we retained full commercialization rights for FOLOTYN in the U.S. and Canada, with Mundipharma having exclusive rights to commercialize FOLOTYN in all other countries in the world, except in Europe and Turkey. We are contractually entitled to receive regulatory and sales milestone payments from Mundipharma upon its achievement of such milestones, which aggregate $16 million and $107 million, respectively, as well as tiered double-digit royalties on Mundipharma's net sales.
In July 2017, FOLOTYN was approved in Japan for the treatment of adult patients with relapsed or refractory peripheral T-cell lymphoma ("PTCL"). Consequently, we received $3 million from Mundipharma in August 2017 for this milestone achievement. This amount was recognized within "license fees and service revenue" on our accompanying Consolidated Statements of Operations for the year ended December 31, 2017.

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

In August 2017, FOLOTYN was commercially launched in Japan. This triggered a contractual milestone of $2.0 million from Mundipharma. This amount was recorded within "license fees and service revenue" on our accompanying Consolidated Statements of Operations for the year ended December 31, 2017.
(viii) EVOMELA: In-License Agreement with Cydex Pharmaceuticals, Inc.
In March 2013, we completed the acquisition of exclusive global development rights to EVOMELA from CyDex, a wholly-owned subsidiary of Ligand (see Note 10(b)), and assumed responsibility for its then-ongoing clinical and regulatory development program. We filed an NDA with the FDA in December 2015 for EVOMELA's use as a conditioning treatment prior to autologous stem cell transplant for patients with MM, and in March 2016, the FDA communicated its approval. Consequently, we made a $6 million contractual milestone payment to Ligand in April 2016. This amount was reclassified from "IPR&D EVOMELA rights" to "EVOMELA distribution rights" and is presented within "intangible assets, net of accumulated amortization and impairment charges" (see Note 3(g)) within our accompanying Consolidated Balance Sheets as of December 31, 2017.
We are required to pay Ligand amounts of up to $60 million (exclusive of the $6.0 million milestone paid in April 2016), upon our achievement of specified net sales thresholds. We are also responsible to pay Ligand royalties of 20% on our net sales of EVOMELA in all territories.
(ix) MARQIBO: Acquisition of Talon Therapeutics, Inc. and Related Contingent Consideration Agreement
In July 2013, we completed the acquisition of Talon, through which we obtained exclusive global development and commercialization rights to MARQIBO (see Note 10(a)). As part of this acquisition, the former Talon stockholders have contingent financial rights that we have valued and presented on our accompanying Consolidated Balance Sheets as a $6.2 million and $1.3 million liability within “acquisition-related contingent obligations” as of December 31, 2017 and December 31, 2016, respectively. The maximum payout value of these contingent financial rights to the former Talon stockholders is $195 million, assuming all sales and regulatory approval milestones are achieved by us. In addition, we are contractually obligated to pay royalties in the single digits on our net sales of MARQIBO and a portion of sublicensing revenue may be due upon our receipt of such revenue for MARQIBO.
(x) QAPZOLA: License Agreements with Allergan, Inc. and NDDO Research Foundation
In October 2008, we entered into an exclusive development and commercialization collaboration agreement with Allergan, Inc. ("Allergan") for QAPZOLA pursuant to which Allergan paid us an up-front non-refundable fee of $41.5 million at execution (which we have recognized in full within “license fees and service revenue” by December 31, 2013).
Concurrently we also entered into a letter agreement with NDDO Research Foundation (“NDDO”), pursuant to which we agreed to pay NDDO the following in relation to QAPZOLA milestones: (a) upon FDA acceptance of our NDA, the issuance of 25,000 of our common shares (which occurred in March 2016 and the $0.1 million value of these shares was included in "research and development" expense for the year ended December 31, 2016), and (b) upon FDA approval, a one-time payment of $0.3 million (which has not yet been met, and no amounts have been accrued in our accompanying Consolidated Balance Sheets for its potential achievement).
In January 2013, we entered into a second amendment to the license, development, supply, and distribution agreement with Allergan. This amendment relieved Allergan of its development and commercialization obligations and resulted in our acquisition of its rights in the U.S., Europe, and other territories, in exchange for our agreement to pay a tiered single-digit royalty on our sales of certain products containing QAPZOLA.
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
(xii) BELEODAQ: In-License and Collaboration Agreement with Onxeo
In February 2010, we entered into an in-license and collaboration agreement with TopoTarget A/S (now Onxeo DK) (“Onxeo”), for the development and commercialization of BELEODAQ, as amended in October 2013. We paid Onxeo an upfront fee of $30 million (and agreed to additional payments described below) for rights in North America and India, with an option for China. We are contractually obligated to pay royalties in the mid-teen digits on our net sales of BELEODAQ.
All development and studies of BELEODAQ are conducted under a joint development plan (of which we fund 70% and Onxeo funds 30%). We have the final decision-making authority for all developmental activities in North America and India (and China upon exercise of the option). Onxeo has final decision-making authority for all developmental activities in all other jurisdictions. In February 2014, upon FDA acceptance of our NDA, we were contractually obligated to issue Onxeo one million shares of our common stock and to make a $10 million milestone payment. The aggregate value of this milestone at achievement was $17.8 million, and was recognized within “research and development” expense in the first quarter of 2014.
In July 2014, we received approval from the FDA for BELEODAQ’s use for injection and treatment of relapsed or refractory PTCL. As a result, we made a second payment to Onxeo of $25 million in November 2014. This amount was capitalized as "BELEODAQ distribution rights" and is presented within "intangible assets, net of accumulated amortization and impairment charges" (see Note 3(g)). We are also contractually obligated to pay Onxeo upon our achievements of other regulatory events and sales thresholds, up to $88 million and $190 million, respectively. These milestone amounts are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.
(xiii) ROLONTIS: Co-Development and Commercialization Agreement with Hanmi Pharmaceutical Co. Ltd
In October 2014, we exercised our option under a License Option and Research Collaboration Agreement dated January 2012 (as amended) with Hanmi for ROLONTIS (formerly known as “LAPS-G-CSF" or "SPI-2012”), a drug based on Hanmi’s proprietary LAPSCOVERY™ technology for the treatment of chemotherapy induced neutropenia. Under the terms of this agreement, as amended, we have primary financial responsibility for the ROLONTIS development plan and hold its worldwide rights (except for Korea, China, and Japan). We are contractually obligated to pay Hanmi royalties in the mid-teen digits on our net sales of ROLONTIS.
In January 2016, the first patient was dosed with ROLONTIS in a clinical trial. This triggered our contractual milestone payment to Hanmi, and in April 2016, we (i) issued Hanmi 318,750 shares of our common stock, then valued at $2.3 million, and (ii) remitted a $0.4 million payment to the Internal Revenue Service (IRS) on their behalf for related tax obligations. This aggregate $2.7 million was recognized within "research and development" expense in our accompanying Consolidated Statements of Operations for the year ended December 31, 2016. We are responsible for further contractual payments upon our achievement of regulatory and sales milestones, up to $13 million and $225 million), respectively. These amounts are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.
(xiv) POZIOTINIB: In-License Agreement with Hanmi
In February 2015, we executed an in-license agreement with Hanmi for POZIOTINIB, a pan-HER inhibitor in Phase 2 clinical trials (which has also shown single agent activity in the treatment of various cancer types during Phase I studies, including breast, gastric, colorectal, and lung cancers), and made an upfront payment for these rights. This payment was recognized within "research and development" expense in the Consolidated Statements of Operations for the year ended December 31, 2015. We are also contractually obligated to pay Hanmi royalties in the low to mid-teen digits on our net sales of POZIOTINIB.
Under the terms of this agreement, we received the exclusive rights to commercialize POZIOTINIB, excluding Korea and China. Hanmi and its development partners are fully responsible for the completion of on-going Phase 2 trials in Korea. We are financially responsible for all other clinical studies. We are contractually obligated to make payments to Hanmi upon our achievement of certain regulatory and sales milestones, aggregating $33 million and $325 million, respectively. These amounts are not included within “total liabilities” in our accompanying Consolidated Balance Sheets.
(xv) ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO: Out-License Agreement with Servier in Canada
In January 2016, we out-licensed ZEVALIN, FOLOTYN, BELEODAQ, and MARQIBO to Servier (see Note 13). We received an aggregate $6 million of upfront proceeds in the first quarter of 2016, which was recognized within "license fees and

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

service revenue" in our accompanying Consolidated Statements of Operations for the year ended December 31, 2016. We are also entitled to milestone receipts (aggregating $2.0 million) upon Servier's achievement of specific regulatory approvals, and a high single-digit royalty on its sales of these products.
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
(e) Employment Agreement
We previously entered into an employment agreement with our former Chief Executive Officer, Rajesh C. Shrotriya, M.D., under which cash compensation and benefits would become payable in the event of termination by us for any reason other than cause, his resignation for good reason, or upon a change in control of our Company. Effective December 17, 2017, Dr. Shrotriya’s employment with the Company was terminated without cause in accordance with his employment agreement. We have accrued for all contractual amounts due and unpaid to Dr. Shrotriya as of December 31, 2017 within "accrued payroll and benefits" on the accompanying Consolidated Balance Sheets.
(f) Deferred Compensation Plan
The Spectrum Pharmaceuticals, Inc. Deferred Compensation Plan (the “DC Plan”) is administered by the Compensation Committee of our Board of Directors and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
The DC Plan is maintained to provide deferred compensation benefits for a select group of our employees (the “DC Participants”). Under the DC Plan, we provide the DC Participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, and we have the option to make discretionary contributions. At December 31, 2017, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $11.0 million, of which $5.1 million are included within "accounts payable and other accrued liabilities" and $5.9 million are included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets. At December 31, 2016, the aggregate DC Plan deferrals by employees and our discretionary contributions totaled $8.4 million and were included within "other long-term liabilities" in the accompanying Consolidated Balance Sheets.
(g) Litigation
We are involved from time-to-time with various legal matters arising in the ordinary course of business. These claims and legal proceedings are of a nature we believe are normal and incidental to a pharmaceutical business, and may include product liability, intellectual property, employment matters, and other general claims. We may also be subject to derivative lawsuits from time to time.
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
ANDA Litigation

In 2016 we concluded regulatory and ANDA litigation with respect to FUSILEV and FOLOTYN. All costs pertaining to these matters have been recognized within "selling, general and administrative" expenses on the accompanying Consolidated Statements of Operations.
Stockholder Litigation
Olutayo Ayeni v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 21, 2016 in the United States District Court, Central District of California; Case No. 2:16-cv-07074) (the "Ayeni Action") and Glen Hartsock v. Spectrum Pharmaceuticals, Inc., et al. (Filed September 28, 2016 in the United States District Court, District Court of Nevada Case; No. 2:16-cv-02279-RFB-GWF) (the "Hartsock Action"). On November 15, 2016, the Ayeni Action was transferred to the United States District Court, District Court of Nevada. The parties have stipulated to a consolidation of the Ayeni Action with the Hartsock Action. These class action lawsuits allege that we and certain of our executive officers made false or misleading statements and failed to disclose material facts about our business and the prospects of approval for our NDA to the FDA for QAPZOLA in violation of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. We believe that these claims are without merit, and intend to vigorously defend against these claims. Furthermore, the value of a potential settlement cannot be reasonably estimated given its highly uncertain nature as of December 31, 2017.

18. INCOME TAXES
The components of loss before provision for income taxes are as follows:

	For the Years Ended December 31,
	2017	2016	2015
United States	$(109,678)	$(69,976)	$(58,411)
Foreign	1,652	(2,107)	6,175
Total	$(108,026)	$(72,083)	$(52,236)

The (benefit) provision for income taxes consist of the following:

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(10,608)	$(2,001)	$113
State	(940)	(216)	5
Foreign	7	8	148
	$(11,541)	$(2,209)	$266
Deferred:
Federal	(5,256)	(93)	114
State	19	(11)	26
Foreign	—	—	—
	(5,237)	(104)	140
Total income tax (benefit) provision	$(16,778)	$(2,313)	$406
The income tax (benefit) provision differs from that computed using the federal statutory rate applied to income before taxes as follows:

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	For the Years Ended December 31,
	2017	2016	2015
Tax provision computed at the federal statutory rate	$(37,809)	$(25,217)	$(18,269)
State tax, net of federal benefit	(1,849)	(307)	163
Research credits	(1,176)	(3,232)	(2,974)
Change in tax credit carryforwards	386	11,042	(4,965)
Officers compensation	(9,292)	1,196	1,577
Stock based compensation	(2,735)	588	535
Permanent items and other	1,450	12	(487)
Tax differential on foreign earnings	33	15	1,435
Change in tax rate	37,769	(744)	(903)
Refundable ATM credit	(1,336)	—	—
Change in FIN48 Reserve	(561)	—	—
Change in prior year deferred taxes	(1,218)	—	—
Valuation allowance	(440)	14,334	24,294
Income tax (benefit) provision	$(16,778)	$(2,313)	$406
Significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016 are presented below. A valuation allowance has been recognized to offset the net deferred tax assets as realization of such deferred tax assets no longer meets the “more-likely-than-not” threshold under GAAP.

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$60,771	$57,404
Research credits	14,255	11,480
Stock based compensation	10,046	5,963
Deferred revenue	1,017	1,380
Development costs	4,143	7,180
Returns and allowances	1,636	2,178
Other, net	—	10,530
Total deferred tax assets before valuation allowance	91,868	96,115
Valuation allowance	(86,021)	(85,239)
Total deferred tax assets	5,847	10,876
Deferred tax liabilities:
Basis difference in debt	(28)	(447)
Depreciation and amortization differences	(6,836)	(17,104)
Other, net	(421)	—
Net deferred tax liabilities	$(1,438)	$(6,675)
At December 31, 2017 and 2016, we recorded a valuation allowance of $86.0 million and $85.2 million, respectively. The valuation allowance increased by $0.8 million and $13.4 million during 2017 and 2016, respectively. The increase in the valuation allowance in 2017 and 2016 was due to an increase in net operating loss carryforwards from operating losses and the reversal of deferred tax liabilities from the financial statement amortization of intangible assets which have no basis.
We had federal and state net operating loss carryforwards of approximately $257.2 million and $138.4 million, at December 31, 2017, respectively. We have approximately $8.3 million of foreign loss carryforwards that will begin to expire in 2022. The federal and state loss carry forwards began to expire in 2018, unless previously utilized. At December 31, 2017, we had federal and state tax credits of approximately $11.0 million and $4.1 million, respectively. The federal tax credit carryovers

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

begin to expire in 2027 unless previously utilized. The state research and development credit carryforwards have an indefinite carryover period.
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
The following tabular reconciliation summarizes activity related to unrecognized tax benefits:

	For the Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$3,271	$4,498	$1,944
Adjustments related to prior year tax positions	(39)	(1,638)	1,318
Increases related to current year tax positions	374	411	1,236
Decreases due to expiration of tax statutes	(891)	—	—
Balance at end of year	$2,715	$3,271	$4,498
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
Approximately $0.2 million, $0.7 million, and $0.7 million of the total unrecognized tax benefits as of December 31, 2017, 2016, and 2015, respectively, would reduce our annual effective tax rate if recognized. Additional amounts in the summary rollforward could impact our effective tax rate if we did not maintain a full valuation allowance on our net deferred tax assets.
We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With a few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2013. Our policy is to recognize interest and/or penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations.
On January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a modified prospective basis. Under ASU 2016-09, differences between the tax deduction for share based awards and the related compensation expenses recognized under ASC 718 are now accounted for as a component of the provision for income taxes. In addition, ASU 2016-09 eliminated the requirement that excess tax benefits from share based compensation reduce taxes payable prior to being recognized in the financial statements. As of December 31, 2016, we had cumulative excess benefits related to share based compensation of $2.7 million which had not been reflected as a deferred tax asset. As a result of the adoption of ASU 2016-09, the excess benefits were reclassified to our net operating loss carryover resulting in an increase in our deferred tax assets and valuation allowance of $2.7 million as of January 1, 2017. There is no impact to retained earnings as a result of the adoption of ASU 2016-09 on January 1, 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning in 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, which includes a new federal tax on global intangible low-taxed income (Global Minimum Tax or GMT), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Company has calculated its best estimate of the impact of the Tax Act in its 2017 income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing.
In addition, the SEC Staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments. The provisional amounts described below are subject to revisions as we complete our analysis of the Tax Act, collect data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, or IRS, FASB, and other standard-setting and regulatory bodies. Adjustments to the provisional amounts may materially impact our consolidated income tax provision (benefit) and effective tax rates in the period(s) in which such adjustments are made. Our accounting for the tax effects of the Tax Act will be completed during the one-year measurement period.
Reduction of US federal corporate tax rate: For certain of its deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease in net deferred tax assets of $38.9 million, with a corresponding decrease in the valuation allowance of $41.4 million and a benefit to income tax expense of $2.5 million for the year ended December 31, 2017. This provisional estimate may be affected by other analysis related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax: Based upon our preliminary analysis, we have concluded that a net accumulated E&P deficit exists as of December 31, 2017 for our foreign subsidiaries. As a result, we did not accrue any provisional transition tax liabilities. We will continue to gather additional and perform additional analysis to more precisely determine past foreign earnings and related taxes and will update our provisional estimate with respect to the transition tax liability when such work is completed within the one-year measurement period.
Valuation allowance: The Tax Act limits the amount taxpayers are able to deduct for net operating loss carryforwards generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. However, net operating loss carryforwards generated in taxable years ending after December 31, 2017 can be carried forward indefinitely. A taxable temporary difference associated with an indefinite-lived asset is generally considered to be a source of taxable income to support realization of a net operating loss with an unlimited carryforward period. Due to the restriction on the ability to use the net operating loss with unlimited carryforward periods arising in taxable years beginning after December 31, 2017, only 80% of the indefinite-lived taxable temporary difference would serve as a source of taxable income. As a result, the valuation allowance decreased by $2.9 million related to the 80% utilization of the indefinite-lived taxable temporary as a source of taxable income.
Under U.S. GAAP, we are allowed to make an accounting policy choice with respect to the GMT of either (1) treating taxes due on future U.S. inclusions in taxable income related to GMT as a current-period expense when incurred or (2) as a component of deferred income taxes. We will make our accounting policy election for this item when our analysis is complete, during the measurement period.
19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data (unaudited) for the year ended December 31, 2017 and 2016 is presented below (see Note 20 for a discussion of certain immaterial corrections for stock-based compensation affecting the presented amounts below):

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Quarter Ended (Unaudited)
	March 31,		June 30,		September 30,		December 31,
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2017
Total revenues	$29,101	$29,101	$34,301	$34,301	$36,395	$36,395	$28,570
Operating loss	$(21,329)	$(21,909)	$(18,225)	$(18,609)	$(15,470)	$(15,054)	$(41,088)
Net loss	$(22,967)	$(23,547)	$(20,468)	$(20,852)	$(18,709)	$(18,293)	$(28,556)
Net loss per share, basic and diluted	$(0.29)	$(0.30)	$(0.26)	$(0.27)	$(0.22)	$(0.22)	$(0.29)

	Quarter Ended (Unaudited)
	March 31,		June 30,		September 30,		December 31,
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2016
Total revenues	$43,866	$43,866	$33,949	$33,949	$33,393	$33,393	$35,236	$35,236
Operating loss	$(6,283)	$(6,492)	$(22,081)	$(22,282)	$(15,996)	$(16,181)	$(17,269)	$(17,931)
Net loss	$(9,321)	$(9,530)	$(24,295)	$(24,496)	$(17,455)	$(17,640)	$(17,442)	$(18,104)
Net loss per share, basic and diluted	$(0.14)	$(0.15)	$(0.35)	$(0.36)	$(0.22)	$(0.22)	$(0.22)	$(0.23)
Net loss per basic and diluted shares are computed independently for each of the quarters presented based on basic and diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year.
20. IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of our unaudited interim financial statements for the quarter and year-to-date periods ended September 30, 2017, management identified certain immaterial errors within previously reported operating expense captions of “selling, general, and administrative” and “research and development” that solely relate to our stock-based compensation recognition (see Note 6). These errors were primarily the result of an improper system setting during our implementation of a new stock-based compensation software in 2012. Consequently, incremental expense for the reversal of previously applied forfeiture estimates was not timely recognized upon the full vesting of each award, as required; this error persisted through September 30, 2017. We considered these errors from a qualitative and quantitative perspective, and concluded they are not material. We have restated our accompanying Consolidated Financial Statements to correct for these immaterial errors for all annual periods presented, as well as the interim financial information (unaudited) presented within Note 19.
Restatement of Consolidated Balance Sheet as of December 31, 2016:

	As Previously Reported	As Restated
Additional paid-in capital	$640,166	$648,384
Accumulated deficit	$(402,641)	$(410,859)
Total stockholders’ equity	$236,026	$236,026

Notes to Consolidated Financial Statements
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Restatement of Consolidated Statements of Operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating costs and expenses:
Selling, general and administrative	$87,347	$88,418	$86,514	$88,064
Research and development	58,936	59,123	50,766	51,073
Total operating costs and expenses	208,072	209,330	203,288	205,145
Loss from operations	(61,628)	(62,886)	(40,732)	(42,589)
Loss before income taxes	(70,825)	(72,083)	(50,379)	(52,236)
Net loss	$(68,512)	$(69,770)	$(50,785)	$(52,642)
Net loss per share:
Basic	$(0.94)	$(0.96)	$(0.78)	$(0.81)
Diluted	$(0.94)	$(0.96)	$(0.78)	$(0.81)
Restated Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss	$(68,512)	$(69,770)	$(50,785)	$(52,642)
Total comprehensive loss	$(64,772)	$(66,030)	$(55,254)	$(57,111)

The Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015 have also been restated to include the changes to net loss and additional paid-in capital, as noted above, as well as a prior period adjustment of $5.1 million to beginning “accumulated deficit” and “additional paid-in capital” as of January 1, 2015.

Other than for the correction to net loss and stock-based compensation, the restatement adjustments had no impact on cash flows from operating, investing, or financing activities for the years ended December 31, 2016 and 2015. Furthermore, such restatement adjustments had no impact to total assets, total liabilities or total stockholders' equity.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework) (“2013 COSO”).
Based on our management’s assessment, we have concluded that as of December 31, 2017, our internal control over financial reporting was effective, as evaluated under the 2013 COSO criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting. Deloitte & Touche LLP’s report appears within Item 9A in this Annual Report on Form 10-K and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
(b) Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Spectrum Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spectrum Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 7, 2018 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 7, 2018

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from our definitive proxy statement related to our 2017 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2018.

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
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
Notes to the Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016, and 2015
(All other schedules are omitted, as required information is either not applicable or the information is presented in the consolidated financial statements).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015

		Additions (Reductions)
Description	Balance at Beginning of Period	Additions (Recovery) to Bad Debt Expense	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in thousands)
December 31, 2017
Allowance for doubtful accounts	$88	$(17)	$—	$—	$71
December 31, 2016
Allowance for doubtful accounts	$120	$57	$—	$(89)	$88
December 31, 2015
Allowance for doubtful accounts	$120	$—	$—	$—	$120

(1)	Deductions represent the actual write-off of accounts receivable balances.

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

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement, dated August 15, 2007, by and between Cell Therapeutics, Inc. and Biogen Idec Inc.	8-K	001-12465	10.1	8/21/07

2.2	First Amendment to Asset Purchase Agreement, dated December 9, 2008, by and between Cell Therapeutics, Inc. and Biogen Idec Inc.	10-K	001-12465	10.48	3/16/09

2.3#	License and Asset Purchase Agreement, dated January 23, 2012, by and between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG.	10-Q	001-35006	10.1	5/4/17

2.4#	Amendment to License and Asset Purchase Agreement, dated February 29, 2016, by and between Spectrum Pharmaceuticals Cayman, L.P. and Bayer Pharma AG.	10-Q	001-35006	2.1	5/6/16

2.5
Agreement and Plan of Merger, dated April 4, 2012, by and among Spectrum Pharmaceuticals, Inc., Sapphire Acquisition Sub, Inc. and Allos Therapeutics, Inc., including a Form of Contingent Value Rights Agreement and a Form of Tender and Voting Agreement.
		8-K	001-35006	2.1, 2.2, and 2.3	4/5/12

2.6	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC.	8-K	001-35006	2.1	7/19/13

2.7	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc.	8-K	001-35006	2.2	7/19/13

2.8	Contingent Value Rights Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and Corporate Stock Transfer Inc. as rights agent.	8-K	001-35006	2.3	7/19/13

2.9	Exchange Agreement, dated July 16, 2013, by and among Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto.	8-K	001-35006	2.4	7/19/13

3.1	Certificate of Incorporation, as amended through June 24, 2011.	10-K	001-35006	3.1	3/2/12

3.2	Second Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.2	8/8/12

4.1	Rights Agreement, dated December 13, 2010, between Spectrum Pharmaceuticals, Inc. and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan.	8-K	000-28782	4.1	12/13/10

4.2	First Amendment to Rights Agreement, dated October 13, 2017, by and between Spectrum Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent.	8-K	001-35006	4.1	10/13/17

4.3	Registration Rights and Stockholder Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.	10-K	001-35006	4.2	3/12/14

4.4	Indenture, dated December 23, 2013, by and between Spectrum Pharmaceuticals, Inc. and Wilmington Trust, National Association.	8-K	001-35006	4.1	12/23/13

4.5	Form of Note for Spectrum Pharmaceuticals, Inc.’s 2.75% Convertible Senior Notes due 2018 (included in Exhibit A to the Indenture).	8-K	001-35006	4.1	12/23/13

10.1	Sublease Agreement, dated December 2, 2010, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation.	10-K	001-35006	10.1	3/10/11

10.2	First Amendment to Sublease Agreement, dated November 16, 2011, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation.	10-K	001-35006	10.2	3/2/12

10.3	Second Amendment to Sublease Agreement, dated November 12, 2012, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation.	10-K	001-35006	10.10	2/28/13

10.4	Industrial Lease Agreement, dated January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-KSB	000-28782	10.11	3/31/97

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-Q	000-28782	10.1	5/17/04

10.6	Second Amendment, dated March 7, 2006, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.6	3/12/14

10.7	Third Amendment, dated February 12, 2006, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.7	3/12/14

10.8	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	000-28782	10.29	4/5/10

10.9	Fifth Amendment, dated November 21, 2013, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.9	3/12/14

10.10	Sixth Amendment, dated January 31, 2014, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.10	3/12/14

10.11	Lease Agreement, dated April 7, 2014, by and between Spectrum Pharmaceuticals, Inc. and 11500 South Eastern Avenue, LLC.	10-Q	001-35006	10.1	8/8/14

10.12	Preferred Stock and Warrant Purchase Agreement, dated September 26, 2003, by and among Spectrum Pharmaceuticals, Inc. and the purchasers listed on Schedule 1 attached thereto.	8-K	000-28782	10.1	9/30/03

10.13*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan.	8-K	000-28782	10.1	12/17/04

10.14*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan.	10-Q	000-28782	10.5	5/10/05

10.15*	2003 Amended and Restated Incentive Award Plan.	8-K	000-28782	10.1	7/2/09

10.16*	Amendment No. 1 to 2003 Amended and Restated Incentive Award Plan.	10-Q	001-35006	10.1	11/6/15

10.17*	Deferred Compensation Plan	S-8	333-176681	4.1	9/6/11

10.18*	Executive Employment Agreement entered into June 20, 2008 and effective as of January 2, 2008 by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya.	8-K	000-28782	10.1	6/26/08

10.19*	First Amendment to Executive Employment Agreement, dated April 17, 2014, by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya.	10-Q	001-35006	10.2	8/8/14

10.20*	Form of Change in Control Severance Agreement.	8-K	001-35006	10.1	3/31/14

10.21*	First Amendment to Change in Control Severance Agreement, dated February 18, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-K	001-35006	10.22	3/14/16

10.22*	Second Amendment to Change in Control Severance Agreement, dated August 6, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-Q	001-35006	10.2	8/7/15

10.23*	Form of Indemnity Agreement of Spectrum Pharmaceuticals, Inc.	10-K	000-28782	10.32	3/31/09

10.24*	2009 Employee Stock Purchase Plan.	S-8	333-160312	99.1	6/29/09

10.25*	2009 Incentive Award Plan.	S-8	333-160312	99.2	6/29/09

10.26*	Term Sheet for 2009 Incentive Award Plan Stock Option Award.	10-Q	000-28782	10.8	8/13/09

10.27*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).	10-Q	001-35006	10.2	11/9/12

10.28*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.	10-Q	000-28782	10.10	8/13/09

10.29*	Amendment No. 1 to 2009 Incentive Award Plan.	10-Q	001-35006	10.2	11/6/15

10.30*	Form of Performance Unit Award Agreement under 2009 Incentive Award Plan	10-Q	001-35006	10.2	5/4/17

10.31*	License and Collaboration Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.	10-K	000-28782	10.37	4/5/10

10.32#	Amendment to License and Collaboration Agreement, dated October 3, 2013, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.	8-K/A	001-35006	99.1	11/18/13

10.33#	License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q/A	000-29815	10.1	8/17/12

10.34#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	000-29815	10.13.1	3/1/10

10.35#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	000-29815	10.3	8/4/11

10.36#	Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited.	10-Q	001-35006	10.1	8/9/13

10.36#	First Amendment to Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2015, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited.	10-Q	001-35006	10.1	8/7/15

10.37#	Amended and Restated Supply Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company.	10-Q	001-35006	10.2	8/9/13

10.38	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.	10-Q	001-35006	10.8	11/9/12

10.39	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.	10-Q	001-35006	10.9	11/9/12

10.40#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited.	10-Q	001-35006	10.11	11/9/12

10.41#
Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline.
						X

10.42	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc.	10-K	001-35006	10.35	3/10/11

10.43#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of Spectrum Pharmaceuticals, Inc.	10-Q	001-35006	10.14	11/9/12

10.44	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.	10-Q	001-35006	10.16	11/9/12

10.45	First Amendment to License Agreement, dated June 20, 2014, by and between Spectrum Pharmaceuticals, Inc. and Merck Eprova AG.	8-K	001-35006	99.1	6/26/14

10.46	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.	10-Q	001-35006	10.17	11/9/12

10.47#	License Agreement, dated March 8, 2013, by and between Spectrum Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc.	10-Q	001-35006	10.1	5/9/13

10.48	Purchase Agreement, dated December 17, 2013, by and among Spectrum Pharmaceuticals, Inc., Jefferies LLC and RBC Capital Markets, LLC.	8-K	001-35006	10.1	12/23/13

10.49	Base Call Option Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.2	12/23/13

10.50	Base Warrant Transaction Confirmation, dated December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.3	12/23/13

10.51	Additional Call Option Transaction Confirmation, dated December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.4	12/23/13

10.52	Additional Warrant Transaction Confirmation, dated December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.5	12/23/13

10.53#	Co-Promotion Agreement, dated November 4, 2015, by and between Eagle Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc.	10-K	001-35006	10.54	3/14/16

10.54#	License and Asset Purchase Agreement, dated November 16, 2015, by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma International Corporation Limited, dated November 16, 2015.	10-K/A	001-35006	10.55	3/14/16

10.55#	Supply Agreement, dated November 16, 2015, by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma Medical Company, dated November 16, 2015.	10-K	001-35006	10.56	3/14/16

10.56	At Market Issuance Sales Agreement dated December 23, 2015, by and among Spectrum Pharmaceuticals, Inc., FBR Capital Markets & Co., MLV & Co. LLC and H.C. Wainwright & Co., LLC.	S-3	333-208760	1.2	12/23/15

10.57	At Market Issuance Sales Agreement, dated August 4, 2017, between Spectrum Pharmaceuticals, Inc., H.C. Wainwright & Co., LLC, FBR Capital Markets & Co. and MLV & Co. LLC.	8-K	001-35006	1.1	8/4/17

21.1	Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).					X

24.1	Power of Attorney (included in the signature page)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.					X

32.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Indicates a management contract or compensatory plan or arrangement.
# Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary
None.