Form 10-K/A
period 2017-12-31
SPECTRUM PHARMACEUTICALS INC
filed 2018-05-01
CIK 831547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K/A
(Amendment No. 1)
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
(702) 835-6300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Global Select
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2017 of Spectrum Pharmaceuticals, Inc. (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2018 (the “Original Form 10–K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 7, 2018 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
Our Board currently consists of nine annually-elected directors. There are no agreements or understandings pursuant to which any of the directors was selected to serve as a director. There are no family relationships between any director or director nominee and any other director or director nominee. There are no legal proceedings related to any of the directors or director nominees which must be disclosed pursuant to Item 401(f) of Regulation S-K. The Board is comprised of the following members:
Stuart M. Krassner, Sc.D., Psy.D. (82)
Dr. Krassner has served as Chairman of the Board since December 2017 and has been a member of our Board since December 2004. From 1996 to 2001, he served as a member of our Scientific Advisory Board. Dr. Krassner’s career spans four decades of experience in various positions at the University of California, Irvine (“UCI”), most recently as Professor Emeritus of Developmental and Cell Biology at the School of Biological Sciences. While at UCI, he developed and reinforced U.S. Food and Drug Administration (“FDA”) and National Institute of Health (“NIH”) compliance procedures for UCI-sponsored human clinical trials, established UCI’s first Institutional Review Board, and at one time headed all contract and grant activities. Dr. Krassner has also been retained by a number of public and private pharmaceutical, medical device and other companies to provide scientific and regulatory advisory services, including FDA compliance. Dr. Krassner’s work has been published in numerous peer-reviewed U.S. journals. Dr. Krassner has been awarded grants from the NIH, the National Science Foundation and the World Health Organization. Dr. Krassner has been a member of the American Society of Protozoology, the American Society of Tropical Medicine and Hygiene, the Corporation of the Marine Biological Laboratories in Woods Hole, MA among others. Dr. Krassner received a B.S. in Biology from Brooklyn College and a Sc.D. from the Bloomberg School of Public Health at Johns Hopkins University.

Dr. Krassner’s extensive and distinctive experience in business and academia brings valuable perspective to our Board. He has a strong background in research in the area of developmental and cell biology and his work in the field has been published in numerous peer-reviewed U.S. journals. Moreover, his expertise in scientific and regulatory advisory services, including FDA compliance, makes him well qualified to serve as Chairman of our Board.

William L. Ashton (67)

Mr. Ashton has served as a member of our Board since February 2018. Since 2013, he has been a principal at Harrison Consulting Group, Inc., a privately-held biopharmaceutical consulting firm. From August 2009 to June 2013, Mr. Ashton was the senior vice president of external affairs reporting to the president and an assistant professor at the University of the Sciences in Philadelphia, Pennsylvania. From August 2005 to August 2009, Mr. Ashton was the founding Dean of the Mayes College of Healthcare Business and Policy. From 1989 to 2005, Mr. Ashton held a number of positions at Amgen, Inc. (“Amgen”), including Vice President of U.S. Sales and Vice President of Commercial and Government Affairs. Mr. Ashton currently serves on the board of directors of Galena Biopharma, Inc. He is also a member of the board of directors of the Academy of Notre Dame and Loyola University. Mr. Ashton holds a B.S. in Education from the California University of Pennsylvania and an M.A. in Education from the University of Pittsburgh.

Mr. Ashton’s extensive experience with pharmaceutical and biological product commercialization, including developing and leading a commercial sales force, as well as his governance experience as a board member of public and privately-held companies and his reimbursement expertise contributed to our Board’s conclusion that he should serve on our Board.

Raymond W. Cohen (58)

Mr. Cohen has served as a member of our Board since June 2013.  He is an accredited public company director and a veteran life-science executive with over 35 years in the healthcare industry. Since October 2013, Mr. Cohen has served as the Chief Executive Officer and member of the Board of Directors of Axonics Modulation Technologies, Inc., an Irvine, California-based venture capital-backed developer of implantable neuromodulation technology. Mr. Cohen also serves as Chairman of the Board of BioLife Solutions, Inc. (NASDAQ: BLFS), a commercial-stage publicly traded manufacturer of preservation media products used to extend the viability of human cells and Dysis Medical, Inc., a privately held UK-based commercial-stage manufacturer of cervical cancer imaging systems.

From June 2010 to November 2012, Mr. Cohen was the Chief Executive Officer and member of the Board of Directors of Vessix Vascular, Inc., a privately-held developer of a novel renal denervation system for the treatment of hypertension which was acquired by Boston Scientific in November 2012. From 1997 to 2006, Mr. Cohen served as the Chairman and Chief Executive Officer of NASDAQ-listed Cardiac Science, Inc., a manufacturer of external automatic defibrillators which was ranked as the 4th fastest growing company in North America by Deloitte in 2004.  In 2008, Mr. Cohen was named by AeA as the Private Company Life Science CEO of the Year.  Mr. Cohen was named Entrepreneur of the Year in 2002 by the Orange County Business Journal.  Mr. Cohen holds a B.S. in Business Management from Binghamton University.

Mr. Cohen brings to the Board over 30 years of experience in the healthcare industry, including currently serving as Chairman of several life science companies. As a result, Mr. Cohen is well qualified to serve on our Board.

Gilles R. Gagnon, M.Sc., M.B.A., ICD.D. (64)

Mr. Gagnon has served as a member of our Board since March 2012. Since July 2012, he has served as director, President and Chief Executive Officer of Ceapro Inc., a Canadian growth-stage biotechnology company whose primary business activities relate to the development and commercialization of active ingredients for the pharmaceuticals, personal care and cosmetic industries. From 2008 to 2015, he served as President of Spectrum Pharma Canada Inc., an affiliate of Spectrum. Prior to joining us, Mr. Gagnon was the President and Chief Executive Officer of Æterna Zentaris (NASDAQ:AEZS), a biopharmaceutical company focused on oncology and endocrinology. Prior to this position, he served as Vice President, Corporate Development at Æterna Laboratories since 1999, became President and Chief Operating Officer in 2001 and then President and Chief Executive Officer in January 2003, following the acquisition of Zentaris from German-based Degussa AG in December 2002. Prior to joining Æterna Zentaris, he was Vice President, External Affairs for Novartis Pharma Canada Inc. from 1996 to 1999. Prior to that, from 1989 to 1996, Mr. Gagnon held various positions including Executive Director, Corporate Planning and Business Development, Senior Director, Strategic Alliances, General Manager, Governments Affairs and Access to Market and Director of Professional Services at Sandoz Pharmaceuticals Inc. Throughout his career in the pharmaceutical industry, Mr. Gagnon has been especially involved in corporate development, alliance management, as well as marketing functions, where he participated in the launch of nine innovative pharmaceutical products, in addition to his general management functions.

Mr. Gagnon has also participated in several international committees and strategic advisory boards. Mr. Gagnon served on the board of directors of Canada’s Research-Based Pharmaceutical Companies (Rx&D, now Innovative Medicines Canada) for nine years, where he represented members from the biopharmaceutical sector and pioneered the Rx&D’s biopartnering initiative. He is currently a member of the CEO Council of Innovative Medicines Canada and a member of the board of directors of Spectrum Pharma Canada Inc.

Mr. Gagnon holds an M.Sc. in Pharmacology and an M.B.A. from the Université de Sherbrooke and a certificate in General Management from the London Business School, UK. He completed the Directors Education Program at the Rothman School of Management of University of Toronto and is a member of the Canadian Institute of Corporate Directors.

Mr. Gagnon’s qualifications to serve on the Board include his extensive experience in the healthcare and pharmaceutical industries. As a result, Mr. Gagnon is well qualified to serve on our Board.

Luigi Lenaz, M.D. (77)

Dr. Lenaz was unanimously elected as Lead Director by the independent directors of the Board on October 14, 2016 and has served as a director of Spectrum since June 2010. From 1978 to 1997, Dr. Lenaz held several senior management positions with Bristol-Myers Squibb Company (“BMS”), a NYSE-listed pharmaceutical company, including Senior Vice President of Oncology Franchise Management from 1990 to 1997 and Director of Scientific Affairs, Anti-Cancer from 1985 to 1990. From 1997 to 2000, Dr. Lenaz served as Senior Vice President of Clinical Research, Medical Affairs at SuperGen, Inc., a NASDAQ-listed pharmaceutical company dedicated to cancer drug development. Dr. Lenaz served as President of Spectrum’s Oncology Division from 2000 to 2005 and as Spectrum’s Chief Scientific Officer from February 2005 to June 2008. Dr. Lenaz is also a prominent researcher, having conducted research in the areas of pharmacology, experimental chemotherapy, histology, general physiology, and experimental therapeutics at various institutions for cancer research, including Roswell Park Memorial Institute, Memorial Sloan-Kettering Cancer Center and the National Cancer Institute in Milan. He is a member of several scientific societies, including the American Association for Cancer Research, American Association for Clinical Oncology, European Society for Medical Oncology, and International Association for the Study of Lung Cancer. Dr. Lenaz served as a director of Pharmaco-Kinesis Corporation, a privately-held medical device company, from 2009 to 2014. Dr. Lenaz is a graduate of Liceo Scientifico A. Righi in Bologna, Italy and he received a medical degree from the University of Bologna Medical School in 1966.

Dr. Lenaz is a renowned and accomplished oncologist who brings to the Board of Directors over 35 years’ experience in the pharmaceutical industry and a wealth of knowledge in the field of cancer drug development. Dr. Lenaz’s qualifications to serve on the Board of Directors include his expertise in the development of cancer drugs, his tenure as our Chief Scientific Officer, his management experience with BMS, and his prominent research in the field of oncology. As a result, Dr. Lenaz is well qualified to serve on our Board of Directors.

Anthony E. Maida, III, M.A., M.B.A., Ph.D. (66)

Dr. Maida has served as a member of our Board since December 2003. Since June 2010, Dr. Maida has served as Senior Vice President, Clinical Research for Northwest Biotherapeutics, Inc., a cancer vaccine company focused on therapy for patients with glioblastoma multiforme and prostate cancer. Prior to that, from June 2009 through June 2010, Dr. Maida served as Vice President of Clinical Research and General Manager, Oncology, Worldwide for PharmaNet, Inc., a clinical research organization. Prior to joining Pharmanet, from 1997 through 2010, Dr. Maida served as Chairman, Founder and Director of BioConsul Drug Development Corporation and Principal of Anthony Maida Consulting International, servicing pharmaceutical firms, venture capital, hedge funds and Wall Street in the clinical development of therapeutic products and product/company acquisitions. Prior to that, from 1992 to September of 1999, Dr. Maida was President and Chief Executive Officer of Jenner Biotherapies, Inc., a company engaged in the development of immunotherapies to treat patients with cancer and certain side effects related to chemotherapy. During his tenure at Jenner, Dr. Maida moved four products into the clinic; one Phase III randomized clinical trial demonstrating clinical benefit to patients with osteogenic sarcoma which ultimately gained approval in Europe; two Phase II double-blinded randomized placebo controlled clinical trials in patients with prostate cancer; and nine Phase I/II clinical trials. For over 25 years, Dr. Maida has focused on the clinical development of immunotherapies to treat patients with cancer. Dr. Maida has served in a number of executive roles, including Chairman, Chief Executive Officer, Chief Operating Officer, Chief Science Officer, Chief Financial Officer and business development, and as a result his skill set includes the execution and oversight of finance, operations, research, and commercial clinical and scientific development, regulatory and manufacturing for the development of various therapeutic modalities. He is an expert in ‘virtual’ development and cost-cutting of operations in large and small biotechnology companies.

Dr. Maida is currently a member of the Board of Directors of Vitality Biopharma, Inc. (OTCQB:VBIO), a biopharmaceutical company and also Innovate Biopharmaceuticals, Inc. (NASDAQ:INNT), a clinical stage biotechnology company focused on developing novel medicines for autoimmune and inflammatory diseases.  Dr. Maida has served on the advisory board of EndPoint BioCapital, Sdn Bhd (Kuala Lumpur, Malaysia), and as an advisor, consultant and technical analyst for CMX Capital, LLC, Sagamore Bioventures, Roaring Fork Capital, Toucan Capital, North Sound Capital, The Bonnie J. Addario Lung Cancer Foundation, Pediatric BioScience, Inc., Abraxis BioScience, Inc., Northwest BioTherapeutics, Inc. and Takeda Chemical Industries, Ltd. (Osaka, Japan).  Dr. Maida holds a B.A. in Biology, a B.A. in History, an M.B.A., an M.A. in Toxicology and a Ph.D. in Immunology.  He is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the International Society for Biological Therapy of Cancer and the American Chemical Society.  Dr. Maida holds a number of patents and patent applications associated with various therapeutic modalities and approaches.

Dr. Maida’s qualifications to serve on the Board include the extensive experience he has gained holding senior management positions, including chairman, president, chief financial officer and chief executive officer, at various biotechnology and biopharmaceutical companies. He has successfully raised financing from venture capital and strategic investors for biopharmaceutical companies and he currently provides consulting services to hedge funds and venture capital firms interested in biopharmaceutical firms. Furthermore, Dr. Maida’s vast knowledge in the area of clinical development of oncology products and product acquisitions, in addition to his continuous research in the field of oncology, provides unique and valuable insight to our Board. As a result, Dr. Maida is well qualified to serve on our Board.

Rajesh C. Shrotriya, M.D. (73)

Dr. Shrotriya served as Chairman of the Board and Chief Executive Officer from August 2002 until December 2017 and as a director of Spectrum since June 2001. From September 2000 to April 2014, Dr. Shrotriya also served as President of Spectrum. From September 2000 to August 2002, Dr. Shrotriya also served as Chief Operating Officer of Spectrum. Prior to joining Spectrum, Dr. Shrotriya held the position of Executive Vice President and Chief Scientific Officer from November 1996 until August 2000, and as Senior Vice President and Special Assistant to the President from November 1996 until May 1997, for SuperGen, Inc., a publicly-held pharmaceutical company focused on drugs for life-threatening diseases, particularly cancer. From August 1994 to October 1996, Dr. Shrotriya held the positions of Vice President, Medical Affairs and Vice President, Chief Medical Officer of MGI Pharma, Inc., an oncology-focused biopharmaceutical company. Dr. Shrotriya spent 18 years at Bristol-Myers Squibb Company (“BMS”), an NYSE-listed pharmaceutical company, in a variety of positions, most recently as Executive Director, Worldwide CNS Clinical Research. Previously, Dr. Shrotriya held various positions at Hoechst Pharmaceuticals, most recently as Medical Advisor. Dr. Shrotriya was an attending physician and held a courtesy appointment at St. Joseph Hospital in Stamford, Connecticut. In addition, he received a certificate for Advanced Biomedical Research Management from Harvard University. Dr. Shrotriya received an M.D. from Grant Medical College, Bombay, India, in 1974; a D.T.C.D. (Post Graduate Diploma in Chest Diseases) from Delhi University, V.P. Chest Institute, Delhi, India, in 1971; an M.B.B.S. (Bachelor of Medicine and Bachelor of Surgery — equivalent to an M.D. in the U.S.) from the Armed Forces Medical College, Poona, India, in 1967; and a B.S. in Chemistry from Agra University, Aligarh, India, in 1962. Currently, Dr. Shrotriya is a member of the Board of Directors of CASI Pharmaceuticals, Inc. (CASI), a NASDAQ-listed biopharmaceutical company, and on the Board of Trustees at the UNLV Foundation.

Dr. Shrotriya is a demonstrated leader in the biopharmaceutical industry. His significant leadership experience includes over ten years of serving as our Chairman and Chief Executive Officer. Dr. Shrotriya has held prior leadership roles in the biopharmaceutical industry including his positions as our President and Chief Operating Officer, as the executive vice president and chief scientific officer for a publicly-held pharmaceutical company, and 18 years of experience in various positions he held in BMS. Dr. Shrotriya’s significant leadership experience in the biopharmaceutical sector, along with his experience as a physician and his expertise in drug development, makes him well-qualified to serve on our Board of Directors.

Joseph W. Turgeon (60)

Mr. Turgeon has served as our President and Chief Executive Officer, and as a director of Spectrum, since December 2017. From April 2014 to December 2017, Mr. Turgeon served as our President and Chief Operating Officer and from October 2012 to April 2014, he served as our Senior Vice President and Chief Commercial Officer. He brings more than 30 years of experience in the pharmaceutical industry, including various executive leadership roles at Amgen. Prior to joining Spectrum, Mr. Turgeon spent 22 years at Amgen as Vice President of Sales where he built and led the sales organization across multiple areas, including oncology, inflammation and bone health. Mr. Turgeon was responsible for launching most of the drugs at Amgen, as well as Amgen’s dramatic growth during his tenure. Mr. Turgeon holds a B.S. in Microbiology and Economics from Jacksonville University.

Mr. Turgeon’s qualifications to serve on the Board include his extensive experience in the oncology marketplace, including his prior experience in various executive leadership roles at Amgen.

Dolotrai M. Vyas, Ph.D. (74)

Dr. Vyas has served as a member of our Board since June 2013. He has 31 years of tenure in oncology drug discovery research at Bemis Company, Inc. (“Bemis”) (NYSE:BMS), a pharmaceutical company, where he served in various positions including most recently as a Group Director and Distinguished Research Fellow (Executive Level) in Oncology Discovery Chemistry. Dr. Vyas is considered one of the pioneers of the Bemis oncology medicinal chemistry discovery efforts based on natural products derived cytotoxics. During this period he was also involved in Bemis’ pioneering research on antibody drug conjugate (“ADC”) technology to target cytotoxics selectively to tumors. In recent years, this technology has yielded valuable new biologics for treating a variety of cancers. In the last 15 years of his oncology research career at Bemis, he was involved in discovery and development of personalized medicine research involving small molecule molecular targeted oncology therapeutics (e.g. kinase inhibitors). During his tenure at Bemis in oncology drug discovery, he has participated in the discovery and development of 12 small molecules and one biologic (ADC) as clinical development candidates with one FDA-approved new drug application. He has authored/co-authored over 110 publications and written numerous book chapters and review articles. He is also an inventor/co-inventor on more than 40 patents. He is an elected member of the Connecticut Academy of Sciences and Engineering and has also served on the editorial board of Medicinal Research Reviews. Dr. Vyas retired from Bemis in 2011 and subsequently formed a research and development consulting company, Dinesh Vyas, LLC.

Currently, he is on the scientific advisory board of an Indian company and two U.S.-based companies. Dr. Vyas received a B.Sc. with honors in Chemistry/Geology from University College Nairobi (Kenya), University of East Africa in 1967 and a Ph.D. in Organic Chemistry from Queens University, Kingston, Canada in 1972. Dr. Vyas brings to the Board over 30 years of experience in the healthcare industry, especially in oncology drug research and development. As a result, Dr. Vyas is well qualified to serve on our Board.

Nominee to the Board of Directors

Bernice R. Welles, M.D., M.B.A. (65)

The Board has nominated Dr. Welles for election at the 2018 Annual Meeting of Stockholders. Dr. Welles has served as Chief Executive Officer at Alquest Therapeutics, Inc., a neurodegenerative drug development company, since June 2010, and Chief Medical Officer at Enject, Inc., a medical device company, since August 2009. Prior to that she was Vice President, Development at Diobex, Inc., a venture-backed biotechnology company, for four years. Dr. Welles has venture capital experience having been Venture Partner at MPM Capital, L.P. for four years and extensive pharmaceutical experience having been Vice President, Product Development and Senior Director and Director, Specialty Therapeutics Unit, Medical Affairs and Clinical Scientist, Medical Affairs at Genentech, Inc. for eight years.

Dr. Welles has a B.A. in Music from Brandeis University, an M.S. in Urban and Environmental Policy from Tufts University, an M.D. from Albany Medical College, and an M.B.A. from The Wharton School of Business, University of Pennsylvania. She has Medical Licensure, State of California, Diplomate, American Board of Internal Medicine and Diplomate, Endocrinology and Metabolism.

Dr. Welles has extensive experience building and leading research and development organizations, expanding company pipelines of assets, and overseeing the commercial development of innovative therapeutic products across a range of areas. Dr. Welles’s significant leadership experience in the biopharmaceutical sector, along with her experience as a physician and her expertise in drug development, makes her well qualified to serve on our Board.

Corporate Governance Guidelines
We have adopted written corporate governance guidelines to assist the Board in carrying out its duties and responsibilities. A copy of the Corporate Governance Guidelines are posted on our website at www.sppirx.com.

Board Independence
In determining whether members of our Board are independent, the Board reviews a summary of our relationships with each director and other facts relevant to the analysis of whether the directors qualify as “independent directors” under the NASDAQ Listing Rules.
The Board has affirmatively determined that Drs. Krassner, Lenaz, Maida and Vyas, Messrs. Ashton, Cohen and Gagnon are independent directors pursuant to the NASDAQ Listing Rules. All members of the Audit, Compensation, and Nominating and Corporate Governance Committees are independent pursuant to the NASDAQ Listing Rules. In addition, the members of the Audit Committee are independent directors pursuant to the heightened independence criteria for members of Audit Committees set forth in SEC rules.
Committees of the Board
Our Board has three standing committees: Audit, Compensation and Nominating and Corporate Governance. Each committee acts pursuant to a written charter. Copies of the Audit, Compensation, and Nominating and Corporate Governance Committee charters are posted on our website at http://investor.sppirx.com/governance.cfm.
Board Committee Membership
as of December 31, 2017

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
William L. Ashton
Raymond W. Cohen	M	C
Gilles R. Gagnon
Stuart M. Krassner	M
Luigi Lenaz		M	C
Anthony E. Maida	C		M
Rajesh C. Shrotriya
Joseph W. Turgeon
Dolatrai Vyas		M	M

M    Member
C    Chair

Audit Committee.     At December 31, 2017, the Audit Committee was comprised of Drs. Maida (Chair) and Krassner, and Mr. Cohen, each of whom satisfied the NASDAQ and SEC “independence” and other rules for Audit Committee membership. The Audit Committee held ten meetings during 2017. Our Board determined that Drs. Maida and Krassner, and Mr. Cohen were “audit committee financial experts” within the meaning of SEC rules.
The principal responsibilities of the Audit Committee include but are not limited to:

•	Appointing, compensating, retaining and overseeing the work of the independent registered public accounting firm;

•	Reviewing independence qualifications and quality controls of the independent registered public accounting firm;

•	Overseeing and monitoring internal controls, procedures, the audit function, accounting procedures and the financial reporting process; and

•	Reading and discussing with management and the independent registered public accounting firm the annual audited, and quarterly unaudited, financial statements.

Compensation Committee.     At December 31, 2017, the Compensation Committee (the “Committee”) was comprised of Mr. Cohen (Chair), and Drs. Lenaz and Vyas. The Committee held two meetings during 2017 and acted by unanimous written consent three times during 2017. Our Board determined that each of the members was an “independent director” within the meaning of the NASDAQ Listing Rules.
For additional information about the role and responsibilities of the Committee, see the “Compensation Discussion and Analysis — Role of Compensation Committee” section of this report.
Nominating and Corporate Governance Committee.     At December 31, 2017, the Nominating and Corporate Governance Committee was comprised of Drs. Lenaz (Chair), Maida, and Vyas. Our Board determined that each of the members was an “independent director” under the NASDAQ Listing Rules. The Nominating and Corporate Governance Committee’s responsibilities include, but are not limited to: the identification and recommendation of nominees for election as directors by the stockholders; the identification and recommendation of candidates to fill any vacancies on our Board; and the recommendation of policies and standards of corporate governance. The Nominating and Corporate Governance Committee held one meeting during 2017.
In selecting and making recommendations to the Board for director nominees, the Nominating and Corporate Governance Committee may consider suggestions from many sources, including our stockholders. Any such director nominations, together with appropriate biographical information and qualifications, should be submitted by the stockholder(s) to the Chairman of the Nominating and Corporate Governance Committee of our Board of Directors, c/o Spectrum Pharmaceuticals, Inc., 11500 South Eastern Avenue, Suite 240, Henderson, Nevada 89052. Director nominees submitted by stockholders are subject to the same review process as director nominees submitted from other sources, such as other Board members or senior management.
The Nominating and Corporate Governance Committee considers a number of factors when reviewing potential nominees for the Board. The factors which are considered by the Nominating and Corporate Governance Committee include the following: the candidate’s ability and willingness to commit adequate time to Board and committee matters; the fit of the candidate’s skills and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to our needs; the candidate’s personal and professional integrity, ethics and values; the candidate’s experience in corporate management, such as serving as an officer or former officer of a publicly-held company; the candidate’s experience in our industry and with relevant social policy concerns; the candidate’s experience as a Board member of another publicly-held company; whether the candidate would be “independent” under applicable standards; whether the candidate has practical and mature business judgment; and the candidate’s academic expertise in an area of our operations. In addition to the factors set forth above, the Nominating and Corporate Governance Committee also strives to create diversity in perspective, background and experience in the Board as a whole.
In identifying, evaluating and selecting future potential director nominees for election at each annual meeting of stockholders and nominees for directors to be elected by the Board to fill vacancies and newly created directorships, the Nominating and Corporate Governance Committee engages in a selection process. In identifying potential nominees, the Nominating and Corporate Governance Committee will consider as potential director nominees candidates recommended by various sources, including any member of the Board, any of our stockholders or senior management. In appropriate circumstances, the Nominating and Corporate Governance Committee may also hire a search firm to help locate qualified candidates. Once potential nominees are identified, they are initially reviewed by the Chairman of the Nominating and Corporate Governance Committee, or in the Chairman’s absence, any other member of the Nominating and Corporate Governance Committee delegated to initially review director candidates. The reviewing member of the Nominating and Corporate Governance Committee will make an initial determination in his or her own independent business judgment as to the qualifications and fit of such director candidates based on the criteria set forth above. If the reviewing member determines that it is appropriate to proceed, the Chief Executive Officer and at least one member of the Nominating and Corporate Governance Committee will interview the prospective director candidate(s). The full Nominating and Corporate Governance Committee may interview the candidates as well. The Nominating and Corporate Governance Committee will provide informal progress updates to the Board and will meet to consider and recommend final director candidates to the entire Board. Our Board determines which candidates are nominated or elected to fill a vacancy.

Executive Officers
Each of our executive officers serves at the discretion of the Board. The determination as to which of our employees qualify as executive officers was made by the Board in accordance with the rules of the SEC. There are no family relationships between any executive officer and any other executive officer, director or director nominee. There are no legal proceedings related to any of the executive officers which must be disclosed pursuant to Item 401(f) of Regulation S-K.

Joseph W. Turgeon (60) President and Chief Executive Officer
Mr. Turgeon has served as our President and Chief Executive Officer since December 2017. From April 2014 to December 2017, Mr. Turgeon served as our President and Chief Operating Officer and from October 2012 to April 2014, he served as our Senior Vice President and Chief Commercial Officer. He brings more than 30 years of experience in the pharmaceutical industry, including various executive leadership roles at Amgen. Prior to joining Spectrum, Mr. Turgeon spent 22 years at Amgen as Vice President of Sales where he built and led the sales organization across multiple areas, including oncology, inflammation and bone health. Mr. Turgeon was responsible for launching most of the drugs at Amgen, as well as Amgen’s dramatic growth during his tenure. Mr. Turgeon holds a B.S. in Microbiology and Economics from Jacksonville University.

Thomas J. Riga (42) Executive Vice President, Chief Operating Officer and Chief Commercial Officer

Mr. Riga has served as our Chief Operating Officer since December 2017 and as our Chief Commercial Officer since August 2014. From June 2017 to December 2017, he served as our Head of Business Development. From August 2014 to June 2017, he served as our Senior Vice President and from July 2013 to August 2014, he served as our Vice President, Corporate Accounts.  During his tenure as Chief Commercial Officer, he led multiple product launches in oncology markets delivering innovative cancer care. He consistently inspired cross-functional teams to deliver superior performance to create value for Spectrum and restructured the commercial organization to advance our competitive advantage.

Mr. Riga brings over 20 years of pharmaceutical leadership experience.  He has management experience in various positions at Wyeth Ayerst Pharmaceuticals, Eli Lilly and Company, Amgen and Dendreon Pharmaceuticals LLC. Throughout his career he integrated leadership and strategy to create meaningful value. His experience spans executive sales leadership, Six Sigma, marketing, manufacturing, and corporate accounts.  Mr. Riga is the recipient of more than 10 industry-leading Commercial and Operations leadership awards. Notably, he was recognized with the “Executive Leader/Coach of the Year” award for delivering top sales performance of Neulasta® for 3 consecutive years as a member of the Amgen oncology organization.

Mr. Riga holds a B.S. from St. Lawrence University where he studied biology and chemistry.

Kurt A. Gustafson (50) Executive Vice President and Chief Financial Officer

Mr. Gustafson has served as our Executive Vice President and Chief Financial Officer since June 2013. He brings to Spectrum more than 25 years of diverse experience in corporate finance, including 15 years in senior management roles leading the finance departments of biopharmaceutical industry organizations. Prior to joining Spectrum, Mr. Gustafson served as Vice President and Chief Financial Officer at Halozyme Therapeutics, Inc., a publicly-traded biopharmaceutical company. Before joining Halozyme in 2009, Mr. Gustafson worked at Amgen for over 18 years, holding various positions in finance including Treasurer, VP Finance and Chief Financial Officer of Amgen International based in Switzerland. Mr. Gustafson is currently a member of the Board of Directors of Xencor, Inc. (NASDAQ:XNCR), a clinical-stage biopharmaceutical company and is also a member of the Board of Directors of ChromaDex, Inc. (NASDAQ:CDXC), a proprietary ingredient company. Mr. Gustafson holds a Bachelor of Arts degree in Accounting from North Park University in Chicago and a Masters in Business Administration from the University of California, Los Angeles.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of the Code of Business Conduct and Ethics will be provided to any person, without charge, upon request to (702) 835-6300 or to Investor Relations, Spectrum Pharmaceuticals, Inc., 11500 South Eastern Avenue, Suite 240, Henderson, Nevada 89052. Amendments to the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, if any, will be posted on our website at www.sppirx.com. We will disclose any waivers of provisions of our Code of Business Conduct and Ethics that apply to our directors and principal executive, financial and accounting officers by disclosing such information on a Current Report on Form 8-K.

Stock Ownership Policy

We adopted a Stock Ownership Policy that applies to our Chief Executive Officer and our non-employee directors, effective as of April 1, 2015, to further align the interests of such individuals with those of our stockholders. Under the policy, the Chief Executive Officer and non-employee directors must hold and maintain, directly or indirectly (including through equity incentive plans), shares of our common stock (including vested “in-the-money” options) equivalent to at least five times his or her annual base cash salary or three times the annual cash Board retainer fee (excluding any additional fees paid for committee assignments and service as the lead director or committee chair, if any), as applicable. The current Chief Executive Officer and non-employee directors have five years from the effective date of the policy (April 1, 2020) to reach the required ownership level, and any newly appointed or elected persons will have five years from the date on which he or she is appointed or elected to reach the required ownership level. Furthermore, within one year of his or her initial appointment or election, each such person must own and maintain some shares of our capital stock. Individuals who do not hold the required number of shares will be required to hold all shares received as an equity grant, net of shares sold or withheld to pay the exercise price of stock options or to pay withholding taxes. A copy of the Stock Ownership Policy is posted on our website at www.sppirx.com.

Anti-Hedging Policy

We have adopted an anti-hedging policy that prohibits any of our or our subsidiaries’ directors, officers or other employees from, at any time, directly or indirectly, engaging in any kind of hedging transaction that could reduce or limit such person’s holdings, ownership or interest in or to any of our shares of common stock or other securities, including without limitation outstanding stock options, deferred share units, restricted share units, or other compensation awards the value of which are derived from, referenced to or based on the value or market price of our securities. Prohibited transactions include the purchase by a director, officer or other employee of financial instruments, including, without limitation, prepaid variable forward contracts, instruments for short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds, that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any of our securities. A copy of the anti-hedging policy is posted on our website at www.sppirx.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons who beneficially own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of reporting forms furnished to us, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Exchange Act applicable to our directors, officers and any persons holding 10% or more of our common stock with respect to our fiscal year ended December 31, 2017 were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
In this section we discuss and analyze the compensation paid to our “named executive officers” for the fiscal year ended December 31, 2017.
This section is divided into the following parts:
•Named Executive Officers
•Compensation Governance Best Practices
•Compensation Philosophy and Objectives
•Governance of Executive Compensation Program
•Key Elements of Executive Compensation
•Risk Assessment of Compensation Policies and Practices

Named Executive Officers
For the fiscal year ended December 31, 2017, the Committee determined that our named executive officers were as follows:

Name	Title

Joseph W. Turgeon (1)	President and Chief Executive Officer (Principal Executive Officer)
Kurt A. Gustafson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas J. Riga (2)	Executive Vice President, Chief Operating Officer and Chief Commercial Officer
Rajesh C. Shrotriya, M.D. (3)	Former Chief Executive Officer and Chairman of the Board
(1) On December 17, 2017, the Board appointed Mr. Turgeon as our President and Chief Executive Officer and a member of our Board (he previously served as our President and Chief Operating Officer).
(2) On December 17, 2017, the Board appointed Mr. Riga as our Executive Vice President, Chief Operating Officer and Chief Commercial Officer. During 2017 until that date, he previously served as our Chief Commercial Officer.

(3) On December 17, 2017, Dr. Shrotriya’s employment was terminated and he also ceased serving as Chairman of the Board, though remains a member of the Board through the expiration of his term.

Compensation Governance Best Practices
We maintain strong governance standards with respect to our executive compensation programs. Our practices include the following:

•	Independent Compensation Consultant. The Committee engages an independent compensation consultant.

•	Annual Compensation Risk Assessment. We perform an annual compensation risk assessment to identify any elements of compensation that carry elevated levels of risk.

•	Stock Ownership Guidelines. We maintain a stock ownership requirement for our Chief Executive Officer and non-employee directors.

•	Annual Peer Group Review. We evaluate our peer group annually for purposes of our executive compensation review.

•	Anti-hedging Policy. We prohibit any director, officer or other employee from engaging in any kind of hedging transaction.

•	No Excessive Perquisites. We provide only limited perquisites to our executive officers that are intended to facilitate them in the performance of their duties.

•	No In-the-Money Options. We do not grant options with an exercise price less than the fair market value of our common stock on the date of grant.

•	No Guaranteed Bonuses. Our executive officers’ bonuses are performance-based and 100% at risk.

Compensation Philosophy and Objectives

Compensation Philosophy

The Committee’s executive compensation philosophy is to attract and retain professionals of the highest caliber with highly sought-after skill sets, who are capable of leading us in fulfilling our ambitious business objectives. The Committee understands that competition for attracting talent in the pharmaceutical industry is very intense, and that such competition is local, national, and even international in scope.

As a result, the Committee seeks to design executive compensation packages that encourage exceptional candidates to make the decision to join and stay with us over other potential employers, including pharmaceutical, biotechnology, and other life sciences companies that may be larger and better known than us. As a result, the Committee seeks to implement this compensation philosophy by offering compensation opportunities that significantly reward executives for advancing our financial and strategic goals.

Compensation Objectives

When reviewing and approving our executive compensation program, the Committee is guided by the following five compensation objectives:

1.	Attract the right executives:
Attract exceptional and accomplished executives with the relevant experience and skills that are required to direct our strategic objectives;

2.	Motivate the right executives:
Provide a total compensation package that is highly competitive within the life sciences industry and, more specifically, within our peer group companies;

3.	Have a portion of executive compensation be at-risk based on performance:
Condition a portion of potential total compensation on the achievement of Company and individual performance targets;

4.	Align the financial interests of our executives and stockholders:
Provide a portion of total compensation through the grant of restricted stock awards and stock options, as well as performance-based units tied to relative total stockholder return, to more directly align the long-term interests of our executive officers with those of our stockholders; and

5.	Retain the right executives:
Provide for time-based vesting of restricted stock and stock option awards to encourage our executive officers to remain with us over time.

Quantitative and Qualitative Performance Indicators

The Committee takes into account quantitative indicators such as financial metrics, as well as qualitative indicators of Company and individual performance in determining the level and structure of compensation for each of the named executive officers. Qualitative factors are intended to identify and reward achievements that the Committee believes are preparatory steps in our achievement of meaningful growth and may include, among other things, the (i) completion of the acquisition of commercial or clinical-phase drugs at an advantageous cost structure, (ii) advancement of product candidates through clinical trials, (iii) obtaining regulatory approvals in the U.S. and abroad, and (iv) fostering a high-performance culture throughout the organization.

The Committee believes that our success depends on these quantitative and qualitative performance indicators. As a result, the Committee seeks to ensure that the compensation of our named executive officers is aligned with the achievement of each. The specific performance indicators for purposes of compensation paid in 2017 are discussed below. For additional information, see “Compensation Discussion and Analysis - Key Elements of Executive Compensation - Annual Cash Bonuses.”

Principal Compensation Elements

In furtherance of the Committee’s compensation philosophy, the Committee believes that using a combination of three principal compensation elements - base salary, annual cash bonus, and equity incentive awards - appropriately delivers on our executive compensation objectives. The Committee also uses other compensation elements, including standard benefits and perquisites, as well as change of control benefits for certain executives, which it views as necessary components of a competitive and effective program.

Mix of Compensation Elements

In assessing the “total compensation” opportunity for each named executive officer, and determining the value or amount paid with respect to each compensation element, the Committee generally seeks to weight the compensation mix heavily towards performance-based compensation (annual cash bonuses and equity awards), which we refer to as “at-risk” compensation, and seeks to limit the level of “guaranteed” compensation, such as cash compensation (base salary, benefits, and perquisites). In doing so, the Committee is mindful of the appropriate mix between guaranteed pay and at-risk pay so as to mitigate the potential for excessive risk taking.

The Committee also strives to provide a significant proportion of the total compensation opportunity in the form of non-cash (such as restricted stock, options and performance-based units) rather than cash components. The Committee does so to allow the named executive officers to be financially rewarded for exceptional Company performance that the Committee believes will advance our business objectives, and to further align the interests of the named executive officers with those of our stockholders.

However, in order to promote flexibility to appropriately award our key executives, the Committee has not established any formal policies for allocating between at-risk and guaranteed compensation, or cash and non-cash compensation. For additional information, see “Compensation Discussion and Analysis — Key Elements of Executive Compensation.”

Governance of Executive Compensation Program

Role of Compensation Committee in Determining Executive Compensation

The Committee was appointed by the Board, and consists entirely of directors who are “independent directors” under the applicable NASDAQ Listing Rules, who are free from any relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment as a member of the Committee. The Committee is responsible for, among other things:

•	reviewing and approving the compensation of our named executive officers;

•
approving individual and Company performance targets that relate to the payment of annual cash bonuses and the grant of equity awards, assessing achievement with respect to the targets, and approving the payments or grants made to our named executive officers;

•
administering our cash incentive plans, equity incentive plans, profit sharing plans, deferred compensation plans and similar programs (if any), and approving awards under such plans to our named executive officers;

•	reviewing and approving offer letters, employment agreements, severance agreements, change of control agreements and other similar compensatory arrangements with our named executive officers;

•
reviewing and discussing the Compensation Discussion and Analysis section of our annual proxy statement with management, including the related executive compensation information, and determining whether to recommend to the Board that such section be included in this report; and

•	preparing and approving the Report of the Committee for inclusion in this report.

In performing its duties, the Committee, in its discretion, may retain or replace any independent counsel, compensation consultants or other outside expert or advisor that the Committee believes necessary or advisable, and the Committee has the sole authority to approve the compensation of such persons. The Committee held two meetings during 2017 and acted by unanimous written consent three times.

Role of Executive Officers in Determining Executive Compensation

While our Chief Executive Officer discusses his compensation recommendations with the Committee for other named executive officers, he does not participate in any Committee deliberation or determination with respect to his own compensation. The determination of the amount of compensation paid to the Chief Executive Officer is made by the Committee.

The Committee considers recommendations of our Chief Executive Officer when assessing individual performance of the other named executive officers. However, the determination of the amount of any cash or equity incentive awards payable to the other named executive officers is made by the Committee. The other named executive officers and other senior management personnel also are generally not present at meetings of the Committee and do not participate in its discussions regarding executive compensation decisions.

Compensation Consultant and Peer Group Data

In the first quarter of 2017, the Committee re-engaged with its independent executive compensation firm, Exequity, to conduct an updated competitive review of our executive compensation program, which included an evaluation of our peer group companies. Specifically, the Committee tasked Exequity with identifying and selecting a comparably sized, industry-affiliated peer group of companies operating within the biotechnology or pharmaceutical industries.

The peer group that Exequity selected and which the Committee approved, included the following 21 publicly traded pharmaceutical companies which we refer to as our “Peer Group”:

● AMAG Pharmaceuticals, Inc.	● Enanta Pharmaceuticals, Inc.

● Albany Molecular Research, Inc.	● Ariad Pharmaceuticals, Inc.

● Genomic Health, Inc.	● Fluidigm Corporation

● Luminex Corporation	● Harvard Bioscience, Inc.

● Amphastar Pharmaceuticals, Inc.	● Vanda Pharmaceuticals Inc.

● Mimedx Group, Inc.	● Infinity Pharmaceuticals, Inc.

● Pernix Therapeutics Holdings, Inc.	● VIVUS, Inc.

● SciClone Pharmaceuticals, Inc.	● Merrimack Pharmaceuticals, Inc.

● Supernus Pharmaceuticals, Inc.	● NewLink Genetics Corporation

● Halozyme Therapeutics, Inc.	● Eagle Pharmaceuticals, Inc.

● Sucampo Pharmaceuticals, Inc.

Exequity was tasked with reviewing and compiling data on the executive compensation practices of the Peer Group and to provide the Committee guidance on compensation practices. Exequity then presented recommendations to the Committee for a new long-term incentive compensation program for the named executive officers. Exequity’s report was presented to the Committee in the first quarter of 2017. The Committee reviewed and discussed the findings and recommendations at length.

The Exequity report was used by the Committee to review and understand the level of total compensation, and the level and mix of base salaries, annual cash bonuses, annual and long-term equity incentive awards, and other benefits and perquisites provided to executives of companies within the Peer Group. The Committee reviewed compensation data from the Peer Group in an effort to obtain an understanding of current comparative compensation practices and as one of several components in making its executive compensation decisions. The Committee references the Peer Group data in order to ensure that our compensation program is competitive and appropriate. The Committee concluded that its named executive officers are reasonably compensated with an appropriate mix of guaranteed and at-risk pay in light of competitive pay practices of our Peer Group and our 2017 performance.

Key Elements of Executive Compensation
The principal elements of compensation for our named executive officers include:

•	Base Salary

•	Annual Cash Bonus

•	Equity Incentive Awards (Restricted Stock, Stock Options and Performance-Based Units)

•	Benefits and Perquisites

•	Payments upon Termination of Employment or Change in Control
We believe our “pay for performance” philosophy attracts, retains and motivates our named executive officers to be fully aligned with the interests of our stockholders, as well as our short and long-term strategic objectives.

Base Salary

We provide base salaries to attract and retain executives with the proper experiences and skill sets required to assist us in achieving our specific business objectives. Base salaries provide a guaranteed base level of compensation that comprises a standard element of executive compensation packages within our industry.

The base salaries of our named executive officers are established as part of an annual compensation review undertaken by the Committee. Base salaries for a particular fiscal year are generally established either at the end of the prior year or the beginning of the current year (in which case they are generally retroactive to the beginning of the year). Base salaries are intended to reflect the scope of each executive’s responsibilities, as well as their qualifications, breadth of experience, functional expertise, recent individual performance, impact on our results and overall performance.

The base salaries approved by the Committee for our named executive officers in 2016 and 2017 were as follows:

	Base Salary
Executive	2016	2017
Joseph W. Turgeon	$600,000	$600,000
Kurt A. Gustafson	$500,000	$500,000
Thomas J. Riga(1)	—	$420,000
Rajesh C. Shrotriya, M.D.	$945,000	$945,000
(1) On December 17, 2017, Mr. Riga was appointed as our Executive Vice President, Chief Operating Officer and Chief Commercial Officer (he was then serving as our Chief Commercial Officer), though was not a named executive officer until December 17, 2017.
The base salary in 2017 for Mr. Turgeon was based on his role as President and Chief Operating Officer, which was his position for almost the entire year. Similarly, the 2017 base salary for Mr. Riga was based on his role as Chief Commercial Officer. In January 2018, the Committee increased Mr. Turgeon’s base salary to $750,000 to reflect his new role as President and Chief Executive Officer. At that same time, Mr. Riga’s base salary was increased to $500,000 to reflect his new role as Executive Vice President, Chief Operating Officer and Chief Commercial Officer.

Annual Cash Bonuses

As discussed above, the Committee believes it is important to tie a meaningful portion of the total compensation potential for the named executive officers to the achievement of specified quantitative and qualitative Company performance targets, as well as individual performance targets. The achievement of these targets advances our specific business objectives and result in long-term stockholder value. The Committee also seeks to limit guaranteed pay in favor of pay that is at-risk while encouraging retention. One compensation component that the Committee uses to address these objectives is annual cash bonuses that are earned based on the achievement of pre-established Company and individual performance targets and which are subject to the executive’s continued employment through the date of payment.

In determining the amount of the annual cash bonus amount to award to our Chief Executive Officer and our other named executive officers, the Committee evaluates specified performance targets, but retains the discretion to consider additional qualitative factors beyond the achievement of the applicable criteria. We believe this provides our Committee with the flexibility to reward our executives for their performance when considered in the context of our dynamic industry and provides them with the incentive to pursue strategic objectives in addition to our pre-established goals.

Notably, while the annual cash bonuses paid by us have components of a non-equity incentive plan award since they are based, to a large extent, on actual performance with respect to pre-determined performance metrics, they also have a discretionary component to them because the actual targeted amount, as well as the precise correlation between the achievement of the performance targets and the annual cash bonus amount, is not pre-established and communicated by the Committee. For this reason, and in accordance with SEC rules, the annual cash bonus amounts are disclosed as “bonuses” in the Summary Compensation Table (rather than as “non-equity incentive plan awards”). For additional information on amounts actually awarded, see “Summary Compensation Table” later in this report.
Chief Executive Officers. The 2017 target bonus opportunity for Dr. Rajesh C. Shrotriya, our former Chief Executive Officer, and Mr. Joseph W. Turgeon, our Chief Executive Officer (beginning December 17, 2017), was set as a percentage of salary and was unchanged from 2016, as follows:

Executive	Target
Joseph W. Turgeon	60% of base salary*

Rajesh C. Shrotriya, M.D.	100% of base salary
* For Mr. Turgeon, this target was based on his role during 2017 as our President and Chief Operating Officer.
The bonus for 2017 business achievements was determined by the Committee in March 2018, based on an assessment of the following objectives: (i) revenues, (ii) cash and debt management, (iii) clinical development of two products, (iv) opportunistic licensing arrangements, (v) favorable settlement of on-going stockholder litigation, and (vi) the achievement of a year-end stock price target.
The Committee determined that substantially all of these goals were met on a weighted-basis, as summarized in the tables below:

2017 Key Strategic Goals (100% maximum achievement)
1. Revenue / Cash Goals: Achievement of an annual product revenue target of $110 million (inclusive of $20 million for EVOMELA), and achievement of a year-end cash balance target of $90 million	Achieved and Exceeded: Total revenue - $128 million Product revenue - $116 million EVOMELA revenue - $35 million December 31, 2017 cash and equivalents - $228 million
2. ROLONTIS development: Completion of clinical enrollment targets for Phase 3 studies of ROLONTIS
Achieved and Exceeded:
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

3. POZIOTINIB development: Advancement of clinical enrollment targets for POZIOTINIB in the treatment of certain lung and breast cancer types
Achieved and Exceeded:
In March 2016, we initiated a Phase 2 breast cancer trial for POZIOTINIB. The Phase 2 study is an open-label study that will enroll approximately 75 patients with HER2 positive metastatic breast cancer, who have failed at least two HER2 directed therapies. In collaboration with The University of Texas MD Anderson Cancer Center, an investigator-sponsored Phase 2 trial is currently enrolling in NSCLC patients with EGFR or HER2 exon 20 mutations. The study yielded preliminary results demonstrating evidence of significant antitumor activity in NSCLC patients with EGFR exon 20 mutations, with interim data presented at the World Conference on Lung Cancer in October 2017 showing an unconfirmed Objective Response Rate of 73% in 11 treated patients. Based on feedback from the FDA, we have initiated an additional multi-center study in patients with EGFR or HER2 exon 20 insertion mutations, and gastric cancer indications are being conducted in South Korea by Hanmi and the Korean National OncoVenture.

4. Achievement of opportunistic in/out-license arrangements	Not Achieved
5. Achievement of a target stock price by December 31, 2017	Achieved and Exceeded: Our stock price at year-end 2017 and 2016 was $18.95 and $4.43, respectively, representing a 328% increase.

2017 Supplemental Goals (25% maximum achievement)
6. Extension and/or opportunistic re-purchase of our December 2018 Senior Convertible Notes
Achieved: In October 2017, we completed an open market purchase of our 2018 Convertible Notes, aggregating 69,472 note units (equivalent to $69.5 million principal value) for $27.3 million in cash and 5.4 million newly-issued shares of our common stock, then worth $73 million. Accordingly, as of December 31, 2017, $40.6 million in principal of our 2018 Convertible Notes remains outstanding. Concurrent with this open market purchase, we also unwound a portion of the previously sold warrants and previously purchased call options that were part of our Conversion Hedge for aggregate net proceeds of $5.8 million.

7. Successful resolution of stockholder litigation
Achieved: We previously responded to complaints that alleged breaches of fiduciary duty based on conduct relating to a March 12, 2013 press release concerning sales of our product FUSILEV. The complaints sought compensatory damages, corporate governance reforms, restitution and disgorgement of defendants’ alleged profits, and costs and fees. On April 11, 2017, the parties executed a Stipulation and Agreement of Settlement covering the consolidated Federal Derivative Actions and consolidated State derivative Actions. Pursuant to the Agreement of Settlement, we (through our insurers) agreed to pay $530,000 for plaintiffs’ attorneys’ fees and expenses. The Stipulation and Agreement of Settlement was filed with the Eighth Judicial District Court of the State of Nevada in and for Clark County on April 13, 2017. On May 18, 2017, the Court entered an order preliminarily approving the Agreement of Settlement. On August 1, 2017, the Court entered an order finally approving the Agreement of Settlement and dismissing the derivative actions against all named Defendants with prejudice.

8. Achievement of an annual revenue target for EVOMELA	Achieved and Exceeded: See Goal no. 1 above.
9. Achievement of certain data and enrollment targets for POZIOTINIB	Achieved and Exceeded: See Goal no. 3 above.
10. Achievement of accelerated approval status by the FDA for POZIOTINIB in the treatment of certain lung cancer types	Achieved and Exceeded: See Goal no. 3 above.

As a result of the achievement of the goals described above, the Committee determined a 2017 annual cash bonus award for our Chief Executive Officers, paid in March 2018, in the amount set forth in the table below:

Name	2017 Target Cash Bonus (as a Percentage of 2017 Base Salary)	2017 Actual Cash Bonus
Joseph W. Turgeon	$360,000 (60%)	$342,000
Rajesh C. Shrotriya, M.D.	$945,000 (100%)	$863,316

Other Named Executive Officers. In determining the 2017 annual cash bonus awards for our other named executive officers, the Committee took into account our performance with respect to the same financial and strategic performance goals discussed above for our Chief Executive Officers, as well as the individual performance of each of the other named executive officers. The Committee also considered the recommendations of Mr. Turgeon as our Chief Executive Officer in order to form a meaningful and comprehensive assessment of the capabilities and contributions of each of our named executive officers.

The other named executive officers’ 2017 target bonus opportunities were set at the same percentage of salary as in 2016 and the target payouts were based on their 2017 salary as of the last day of the fiscal year (Chief Operating Officer 50% and Chief Financial Officer 50%). The Committee determined 2017 annual cash bonus awards for the other named executive officers (paid in March 2018) in the amounts set forth in the table below. Mr. Riga was paid above target based on his new increased responsibilities and performance in 2017.

Name	2017 Target Cash Bonus (as a Percentage of 2017 Base Salary)	2017 Actual Cash Bonus
Kurt A. Gustafson	$250,000 (50%)	$237,500
Thomas J. Riga	$210,000 (50%)	$275,000

Equity Incentive Awards

In furtherance of the Committee’s compensation philosophy, the Committee believes it is important to provide a significant portion of the named executive officers’ total compensation opportunity through the grant of equity incentive awards in order to further align the interests of our named executive officers with those of our stockholders. Furthermore, the Committee believes granting equity incentive awards that vest over time encourage executives to remain with us. In order to accomplish these objectives, the Committee has historically granted the named executive officers a combination of options and restricted stock each year.

Following engagement with our stockholders in 2016 regarding our executive compensation program, at the recommendation of our independent executive compensation firm, Exequity, the Committee revised its long-term equity incentive compensation program to include the grant of performance-based units effective for 2017. Under the terms of the revised program:

•	Award sizes will be determined annually based on competitive benchmarking data; and

•
One third of the target annual grant value will be in the form of performance-based units (the “TSR Performance-Based Units”) tied to our relative total stockholder return (“TSR”) performance, one third of the value will be in stock options which will vest over time, and one third of the value will be in restricted stock which will vest over time.

Additional information on the 2017 grants can be found under the “Grants of Plan-Based Awards in 2017” table later in this report.
Stock Options. As noted, one-third of the equity award value for 2017 was made in the form of stock options granted under the 2009 Incentive Award Plan, as amended (the “2009 Plan”), which was previously approved by our Board and stockholders. In accordance with the terms of the 2009 Plan, the exercise price of stock options granted pursuant to the 2009 Plan is set at the closing price of our common stock on the date immediately prior to the date of grant. We believe that stock options are an important element of total named executive officer compensation principally because stock options:

•
Are consistent with our philosophy of aligning the interests of our named executive officers with those of our stockholders, because value is created for the executives only if the share price of our common stock increases during the stock option term, which in turn leads to increased stockholder value; and

•	Help to retain executives through the use of time-based vesting provisions that provide for vesting over several years.

Restricted Stock. As noted, one-third of the equity award value for 2017 was made in the form of time-vesting restricted stock granted under the 2009 Plan. We believe restricted stock is an important element of total named executive officer compensation because restricted stock:

•	Results in immediate value to the recipients while still providing incentive to maximize the value of our stock; and

•	Helps to retain executives through the use of time-based vesting provisions that provide for vesting over several years.

Performance-Based Units. As noted, one-third of the equity award value for 2017 was made in the form of performance-based units granted under the 2009 Plan. We believe that performance-based units are an important element of total named executive officer compensation because they provide equity incentives linked to our performance rather than being based solely on continued employment. The principal terms of such performance-based units include:

•
The number of TSR Performance-Based Units earned will be tied to our TSR as compared to the TSR of the peer group measured over a two-year performance period (2017-2018). To earn at least the target number of TSR Performance-Based Units, our relative TSR ranking for the two-year performance period must be at or above the 50th percentile of the peer group. If our relative TSR ranking is below the 30th percentile of the peer group, no TSR Performance-Based Units will be earned. If our relative TSR ranking is at the 30th percentile of the peer group, then 25% of the target number of TSR Performance-Based Units will be earned. If our relative TSR ranking is at or above the 80th percentile of the peer group, a maximum of 200% of the target number of TSR Performance-Based Units will be earned. For relative TSRs between the 30th percentile and the 50th percentile, or between the 50th percentile and the 80th percentile, the number of TSR Performance-Based Units earned will be determined by means of linear interpolation.

•	TSR Performance-Based Units tied to our relative TSR performance will be earned, if at all, following the end of the two-year performance period.

•
If a Change in Control (as defined in the 2009 Plan) occurs prior to the end of the two-year performance period, and the TSR Performance-Based Units are not assumed by the acquirer, they will become immediately vested based on our actual TSR ranking as compared to the peer group for the shortened performance period. Further, in the case of our Chief Executive Officer, if, prior to the end of the two-year performance period, he is terminated by us without Cause, terminates his employment for Good Reason or is terminated for death or Disability (as such terms are defined in his employment agreement), then the greater of (i) the target number of TSR Performance-Based Units and (ii) the number of TSR Performance-Based Units that would otherwise have vested for the shortened performance period based on our actual TSR ranking as compared to the peer group during such period, will become immediately vested.

Benefits and Perquisites

The named executive officers are eligible to receive benefits that are generally available to each of our full-time employees, including health insurance, long-term disability insurance, life insurance and vacation pay. As with other employees, the named executive officers are required to make contributions to us to offset a portion of the cost of certain benefit plans.

We also maintain a 401(k) Plan and an Employee Stock Purchase Plan, each of which are generally available to all employees. The 401(k) Plan provides matching employee contributions in shares of our common stock up to applicable limits. The Employee Stock Purchase Plan provides employees with the opportunity to purchase our common stock through accumulated payroll deductions, at a 15% discount to the lesser of (i) the market price of the stock at the beginning of the designated period, and (ii) the market price of the stock at the end of the period. These plans are designed to encourage employees to save for retirement and to encourage ownership of shares of our common stock. We believe they provide an additional incentive for our employees to contribute towards our continued success and align the interests of our employees with those of our stockholders.

In addition, our Board approved the Nonqualified Deferred Compensation Plan (the “Plan”) in 2011. The Plan is administered by the Committee and is intended to be an unfunded plan. The Plan is maintained primarily to provide deferred compensation benefits for a select group of our employees, including our named executive officers. Under the Plan, we provide participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the Committee (in 2017, eligible participants could defer up to 75% of base salary and up to 100% of bonus). In addition, we have the option, but not the obligation, to make discretionary or matching cash contributions to employees under the Plan. During 2017, we matched each participant’s contributions to the Plan up to 10% of the participant’s eligible compensation. For additional information, see “Nonqualified Deferred Compensation Plan” later in this report.

Employment and Change in Control Agreements

We entered into an employment agreement with Dr. Shrotriya in 2008, as later amended, that provides for the payment of certain benefits upon separation of employment from us under specified circumstances. The benefits provided are designed to protect earned benefits in the case that he is terminated without cause or as a result of a change in control of the Company, and to encourage him to act in the best interests of the stockholders at all times during the course of a change in control transaction or other significant event involving our Company. As a result of his termination of employment without cause in December 2017, severance benefits under the employment agreement became payable. The amount of severance benefits accrued in 2017 as a result of his termination is included in the Summary Compensation Table.

Each of our other named executive officers, including Mr. Turgeon, were parties to a Change in Control Severance Agreement at fiscal year end December 31, 2017 that provides certain severance benefits to such named executive officers if, during the term of such agreements, and within 12 months after a change in control has occurred, the named executive officer’s employment is terminated by the Company other than for cause or the named executive officer resigns for good reason. Additionally, each of the named executive officers are entitled to an acceleration of vesting of our matching contribution pursuant to the Plan.

We entered into new employment agreements with Messrs. Turgeon, Gustafson and Riga in April 2018 which supersede the prior Change in Control Severance Agreements. These new agreements provide for the payment of certain benefits upon separation of employment from us under specified circumstances. The benefits provided are designed to protect earned benefits in the case that they are terminated without cause or as a result of a change in control of the Company or in the case of death or disability, and to encourage them to act in the best interests of the stockholders at all times during the course of a change in control transaction or other significant event involving our Company.

For additional information, see “Employment, Severance and Change in Control Agreements” later in this report.

Impact of Accounting and Tax Considerations on Compensation

Equity-Based Compensation

The fair value of equity-based compensation, which includes options, restricted shares and performance-based units, is measured in accordance with authoritative accounting guidance. We measure compensation cost for all equity-based awards at fair value on the date of grant and recognize compensation expense over the service period over which the awards are expected to vest.
Section 162(m)

Internal Revenue Code Section 162(m) limits the deductibility of compensation in excess of $1 million paid to any one named executive officer in any calendar year. Under the tax rules in effect before 2018, compensation that qualified as “performance-based” under Section 162(m) was deductible without regard to this $1 million limit. However, the Tax Cuts and Jobs Act, which was signed into law December 22, 2017, eliminated this performance-based compensation exception effective January 1, 2018, subject to a special rule that “grandfathers” certain awards and arrangements that were in effect on or before November 2, 2017. As a result, compensation that is paid on or after January 1, 2018 may not be fully deductible, depending on the application of the special grandfather rules. Moreover, from and after January 1, 2018, compensation awarded in excess of $1 million to our named executive officers generally will not be deductible. While the Tax Cuts and Jobs Act will limit the deductibility of compensation paid to the named executive officers, the Committee will-consistent with its past practice-design compensation programs that are intended to be in the best long-term interests of Spectrum and our stockholders, with deductibility of compensation being one of a variety of considerations taken into account.

Section 280G and Section 4999

Sections 280G and 4999 of the Code relate to a 20% excise tax that may be levied on a payment made to an executive as a result of a change in control if the payment equals or exceeds three times the executive’s base earnings (as defined by the applicable section). Dr. Shrotriya’s employment agreement from 2008 provided that we would compensate him for any excise taxes that might arise upon a change in control of the Company, but as a result of his termination of employment in December, those provisions no longer apply. We do not currently provide similar tax protection to our other named executive officers.

Report of the Compensation Committee

The Committee has reviewed and discussed the Compensation Discussion and Analysis section of this report with management as required by Item 402(b) of Regulation S-K. Based on its review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report for the fiscal year ended December 31, 2017.
Respectfully Submitted,
Compensation Committee
Raymond W. Cohen, Chair
Luigi Lenaz, M.D.
Dolatrai Vyas, Ph.D.
The foregoing Report of the Compensation Committee will not constitute soliciting material and will not be deemed filed or incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate this Report by reference therein.
Compensation Committee Interlocks and Insider Participation
The Committee is currently comprised of Mr. Cohen, and Drs. Lenaz and Vyas. With the exception of Dr. Lenaz, who served as President of our Oncology Division from 2000-2005 and as our Chief Scientific Officer from 2005 to 2008, none of the members of our Committee is or has been one of our officers or employees. None of our executive officers has served as a director or member of the compensation committee (or similar committee) of any other entity, any of whose executive officers served on the Board or the Committee.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth summary information concerning the compensation we paid (or accrued) during 2017, 2016, and 2015 to the named executive officers. The amounts reflected in the columns entitled “Stock Awards” and “Option Awards” are estimated values as of the date of grant based on the applicable SEC rules, do not represent any cash payments or proceeds actually received by the named executive officers, and may be materially different from the amounts ultimately realized by the named executive officers upon the vesting and sale of the underlying shares.

Name and Principal Position (9)	Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	All Other Compensation ($) (4)(5)(6)(7)	Total ($)

Joseph W. Turgeon	2017	600,000	342,000	879,330	456,590	72,465	2,350,385
President and Chief Executive Officer	2016	593,750	345,000	304,000	—	87,887	1,330,637
	2015	575,000	345,000	361,500	1,414,511	66,673	2,762,684

Kurt A. Gustafson	2017	500,000	237,500	661,213	343,300	124,965	1,866,978
Executive Vice President and Chief Financial Officer	2016	492,500	235,000	182,400	—	129,658	1,039,558
	2015	470,000	235,000	180,750	848,706	116,098	1,850,554

Thomas J. Riga(8)	2017	420,000	275,000	180,900	92,761	117,473	1,086,134
Executive Vice President, Chief Operating Officer and Chief Commercial Officer

Rajesh C. Shrotriya, M.D.	2017	905,625	863,316	1,322,297	686,601	5,111,103	8,888,942
Former Chairman and Chief Executive Officer	2016	945,000	945,000	608,000	—	262,977	2,760,977
	2015	945,000	945,000	723,000	1,555,962	253,603	4,422,565

(1)	The amounts in this column reflect the base salary for each year. The 2017 amount related to Dr. Shrotriya is pro-rated through his termination date of December 17, 2017.

(2)
The amounts in this column for 2017 reflect the annual cash bonuses paid in March 2018 with respect to 2017 achievements. For additional information, see “Compensation Discussion and Analysis — Key Elements of Executive Compensation — Annual Cash Bonuses.” The bonus paid to Dr. Shrotriya of $863,316 is based on 95% achievement and pro-rated through his termination date of December 17, 2017.

(3)
The amounts in this column reflect the aggregate grant date fair value of the awards granted in each respective year in accordance with FASB ASC Topic 718. For fair value assumptions refer to Note 6 to our financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 7, 2018.

For Messrs. Turgeon and Gustafson and Dr. Shrotriya, the amounts shown for 2017 reflect, among other items, the performance unit awards (“PUAs”), in the form of restricted stock units, granted to the NEOs in March 2017 in accordance with our revised long-term incentive program that are subject to our achievement of performance goals established by the Committee for the performance period beginning January 1, 2017 and ending December 31, 2018, as follows: Mr. Turgeon, $432,993; Mr. Gustafson, $325,623; and Dr. Shrotriya, $651,116. The value of the 2017 PUAs was $6.49 per award.  These PUAs were valued under a Monte-Carlo simulation model, which considered the “market conditions” for the relative total shareholder return (“rTSR”) versus a designated peer group.  The variable number of restricted stock units to be issued upon the December 31, 2018 measurement of rTSR was also considered in this independent valuation.

At maximum achievement levels, the grant date fair values of these awards would be as follows: Mr. Turgeon, $865,986; Mr. Gustafson, $651,246; and Dr. Shrotriya, $1,302,232. For additional information, see “Compensation Discussion and Analysis — Key Elements of Executive Compensation — Equity Incentive Awards.”

(4)
2017 amounts reflect: automobile allowances paid to each of Dr. Shrotriya and Messrs. Turgeon, Gustafson and Riga in the amounts of $57,046, $13,800 and $12,000, and $13,800 respectively; annual 401(k) matching contributions of $10,800 for each of Dr. Shrotriya and Messrs. Gustafson and Riga; premiums paid on healthcare and life insurance policies, which are benefits that are offered to all employees; and matching contributions paid by us to match employee deferrals under the Plan, as detailed in footnote (5) below. Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to us.

(5)
The matching contributions paid by us in 2017 to match named executive officer deferrals under the Plan (up to 10% of eligible compensation) are as follows: Mr. Turgeon — $30,000; Mr. Gustafson — $73,500; Mr. Riga— $64,208; and Dr. Shrotriya — $185,063. These amounts are also reported in the column entitled “Company Contributions in 2017” in the “Nonqualified Deferred Compensation Table” below.

(6)
The amount for our former Chief Executive Officer also includes the economic benefit of $12,213 for fiscal year 2017 related to life insurance policies covering his life and having as beneficiary his estate or other beneficiaries.

(7)
The amount for our former Chief Executive Officer includes severance and one time expenses incurred upon his termination on December 17, 2017 including: two years of current base salary, two years of bonus achievement ($945,000 target bonus multiplied by 95% bonus achievement multiplied by two years), two years of auto allowance, and a one-time payout of accrued vacation.

(8)	The amounts in 2016 and 2015 are not applicable to Mr. Riga as he was not a named executive officer until 2017.

(9)
The positions are those in effect as of year-end. As discussed above, Mr. Turgeon was appointed President and Chief Executive Officer and Mr. Riga was appointed Executive Vice President, Chief Operating Officer and Chief Commercial Officer on December 17, 2017 in connection with the termination of employment of Dr. Shrotriya.

Grants of Plan-Based Awards in 2017

The following table provides information about equity incentive awards granted to the named executive officers in 2017 (no “non-equity incentive plan” awards were granted in 2017). The amounts reflected in the column entitled “Grant Date Fair Value of Stock and Option Awards” are estimated values on the date of grant based on the applicable SEC rules, do not represent any cash payments or proceeds actually received by the named executive officers, and may be materially different from the amounts ultimately realized by the named executive officers upon the vesting and sale of the underlying shares.

			Estimated Future Payouts Under Equity Incentive Plan Awards(3)
Name	Grant Date	Type of Award	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Joseph W. Turgeon	03/28/2017	Restricted Stock Award				66,717(1)			446,337

	03/28/2017	Stock Option Award					155,556(1)	6.69	456,590

	03/28/2017	Restricted Stock Units	16,679	66,717	133,434				432,993

Kurt A. Gustafson	03/28/2017	Restricted Stock Award				50,163(1)			335,590

	03/28/2017	Stock Option Award					116,959(1)	6.69	343,300

	03/28/2017	Restricted Stock Units	12,540	50,163	100,326				325,623

Thomas J. Riga	05/12/2017	Restricted Stock Award				30,000(2)			180,900

	05/12/2017	Stock Option Award					35,000(2)	6.03	92,761

Rajesh C. Shrotriya M.D.	03/28/2017	Restricted Stock Award				100,326(1)			671,181

	03/28/2017	Stock Option Award					233,918(1)	6.69	686,601

	03/28/2017	Restricted Stock Units	25,081	100,326	200,652				651,116

(1)
These awards are vested as to 25% of the shares on the date of grant, and the balance of the shares vest in three equal annual installments on each of the first three anniversaries of the date of grant, subject to the executive’s continued service to us on the applicable vesting date.

(2)
These awards are vested as to 25% of the shares on the first anniversary of the date of grant, and the balance of the shares vest in three equal annual installments on each of the next three anniversaries of the date of grant, subject to the executive’s continued service to us on the applicable vesting date.

(3)
These awards vest as to 100% if our relative TSR ranking measured over a two-year performance period is at or above at least the 50th percentile and vest as to 200% if our relative TSR ranking over such period is at or above at least the 80th percentile. These awards do not vest to the extent that our relative TSR ranking over such period is below the 30th percentile. If our relative TSR ranking is at the 30th percentile of the peer group, then 25% of the target number of TSR Performance-Based Units will be earned. For relative TSR’s between the 30th percentile and the 50th percentile, or between the 50th percentile and the 80th percentile, the vesting will be determined by means of linear interpolation.

(4)
The amounts in this column reflect the aggregate grant date fair value of the respective awards in accordance with FASB ASC Topic 718. For fair value assumptions refer to Note 6 to our financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 7, 2018.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table provides information regarding the outstanding options, restricted stock awards and performance unit awards as of December 31, 2017 held by each of the named executive officers. The amounts reflected in the columns entitled “Market Value of Shares That Have Not Vested” and “Market Value of Unearned Shares That Have Not Vested” are estimated values based on the closing sales price of our common stock on December 29, 2017, do not represent any cash payments or proceeds actually received by the named executive officers, and may be materially different from the amounts ultimately realized by the named executive officers upon the vesting and sale of the underlying shares.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value or Unearned Shares or Units That Have Not Vested ($) (1)
	Exercisable	Unexercisable
Joseph W. Turgeon	150,000			11.05	10/29/2022
	15,000			7.79	3/14/2023
	60,000			9.62	12/3/2023
	250,000			7.24	12/19/2024
	375,000	125,000	(2)	5.86	12/18/2025
	38,889	116,667	(2)	6.69	3/28/2028
						30,000	(3)	568,500
						12,500	(4)	236,875
						25,000	(5)	473,750
						50,037	(6)	948,201
									66,717	(7)	1,264,287
Kurt A. Gustafson	250,000			8.21	6/3/2023
	56,250	18,750	(8)	7.78	3/25/2024
	100,000			7.24	12/19/2024
	225,000	75,000	(2)	5.86	12/18/2025
	29,240	87,719	(2)	6.69	3/28/2028
						3,750	(9)	71,063
						6,250	(4)	118,438
						15,000	(5)	284,250
						37,622	(6)	712,937
									50,163	(7)	950,589
Thomas J. Riga	35,000			7.88
	12,999	4,332	(8)	7.78
	20,000	20,000	(8)	7.23
	37,500	12,500	(2)	6.01
	37,500	12,500	(2)	5.33
	75,000	25,000	(2)	5.31
	11,250	33,750	(8)	6.03
		35,000	(8)	5.99
						722	(9)	13,682
						6,250	(3)	118,438
						10,000	(10)	189,500
						12,500	(11)	236,875
						500	(12)	9,475
						18,750	(13)	355,313
						30,000	(14)	568,500
Rajesh C. Shrotriya, M.D.	500,000			2.55	3/25/2018
	112,500			1.43	12/6/2018
	250,426			1.47	1/16/2019
	500,000			6.09	6/26/2019
	478,495			4.65	1/8/2020
	500,000			3.92	7/1/2020
	985,444			6.87	12/17/2020
	500,000			8.27	12/17/2020
	964,665			11.34	12/17/2020
	650,000			9.18	12/17/2020
	650,000			7.24	12/17/2020
	550,000			5.86	12/17/2020
	233,918			6.69	12/17/2020

(1)	Amounts are based on the closing price of our common stock on December 29, 2017, which was $18.95 per share.

(2)	Option shares vest 25% on the date of grant, and the balance of the shares vest in three equal annual installments on each anniversary of the date of grant.

(3)	Shares granted on April 17, 2014 with 25% vesting on the first anniversary of the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

(4)	Shares granted on February 18, 2015 with 25% vesting on the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

(5)	Shares granted on March 22, 2016 with 25% vesting on the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

(6)	Shares granted on March 28, 2017 with 25% vesting on the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

(7)
These awards vest as to 100% if our relative TSR ranking measured over a two-year performance period is at or above at least the 50th percentile and vest as to 200% if our relative TSR ranking over such period is at or above at least the 80th percentile. These awards do not vest to the extent that our relative TSR ranking over such period is below the 30th percentile. If our relative TSR ranking is at the 30th percentile of the peer group, then 25% of the target number of TSR Performance-Based Units will be earned. For relative TSR’s between the 30th percentile and the 50th percentile, or between the 50th percentile and the 80th percentile, the vesting will be determined by means of linear interpolation.

(8)	Option shares vest 25% on the first anniversary of the date of grant, and the balance of the shares vest in three equal annual installments on each anniversary of the date of grant thereafter.

(9)	Shares granted on March 25, 2014 with 25% vesting on the first anniversary of the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

(10) Shares granted on February 18, 2015 with 25% vesting on the first anniversary of the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

(11) Shares granted on April 15, 2015 with 25% vesting on the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

(12) Shares granted on June 24, 2015 with 25% vesting on the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

(13) Shares granted on March 30, 2016 with 25% vesting on the first anniversary of the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

(14) Shares granted on May 12, 2017 with 25% vesting on the first anniversary of the date of grant, and continuing to vest in equal 25% increments each anniversary thereafter until fully vested.

Options Exercised and Stock Vested in 2017

The following table provides information regarding the number of shares acquired upon exercise of options and vesting of restricted stock in 2017 and the resulting value deemed to have been realized by the named executive officers. However, the amounts reflected in the table do not represent cash payments to or proceeds received by the named executive officers. The shares acquired by the named executive officers, less any shares forfeited to pay for taxes, were retained by the named executive officers. The actual values that may be realized by the named executive officers in connection with these awards may be materially different from these amounts when ultimately realized upon sale of the shares.

	OPTION AWARDS			STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Date of Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Date of Vesting	Value Realized on Vesting ($) (1)
Joseph W. Turgeon	—	—	—	12,500	02/18/2017	73,875
				12,500	3/22/2017	80,250
				16,680	3/28/2017	111,589
				30,000	4/17/2017	189,600

Kurt A. Gustafson	—	—	—	6,250	2/18/2017	36,938
				7,500	3/22/2017	48,150
				3,750	3/25/2017	24,788
				12,541	3/28/2017	83,899
				25,000	6/3/2017	149,999

Thomas J. Riga	—	—	—	5,000	2/18/2017	29,550
				722	3/25/2017	4,772
				6,250	3/30/2017	41,125
				12,500	4/15/2017	79,000
				6,250	4/17/2017	39,500
				500	6/24/2017	3,690
				2,500	7/8/2017	18,300
				10,000	12/16/2017	190,400

Rajesh C. Shrotriya, M.D.	100,000	11/30/2017	19.04	25,000	2/18/2017	147,750
				25,000	3/22/2017	160,500
				25,082	3/28/2017	167,799
				150,244	12/17/2017	2,860,646
				200,652	12/17/2017	3,820,414

(1)	The amounts realized upon the vesting of restricted stock is based on the closing price of our common stock on the date immediately prior to the relevant vesting dates.

Nonqualified Deferred Compensation Plan

In order to enhance our ability to attract and retain qualified employees, our Board has approved the Plan, which is intended to comply with the requirements of Section 409A of the Code. The Plan is administered by the Committee, and is intended to be an unfunded plan which is maintained primarily to provide deferred compensation benefits for a select group of our employees including the named executive officers. Under the Plan, we will provide the participants with the opportunity to make annual elections to defer up to a specified amount or percentage of their eligible cash compensation, as established by the administrator, and we have the option, but not the obligation, to make discretionary or matching cash contributions.

The Plan provides eligible participants the opportunity to defer up to 75% of base salary and up to 100% of bonus. We have the option, but not the obligation, to make discretionary or matching cash contributions. Deferral accounts will be credited with a rate of return (positive or negative) based on the performance of the deemed investment options selected by the participant. The value of the accounts may increase or decrease depending upon the performance of the selected investment options.  For each annual deferral, the participant may designate a specific distribution date prior to separation from service (called an “In-Service” distribution account) or distribution upon separation from service.  In-Service distribution account(s) are paid in the month following the month selected by the participant in the elected year that is at least three years after the plan year to which the deferral election relates.

In 2017, we matched participants’ deferrals up to 10% of eligible compensation. Our match generally vests three years after the date of deferral. However, contributions become 100% vested upon the occurrence of the earliest of: (i) retirement; (ii) death of the participant; (iii) disability of the participant; and (iv) change of control of the Company, each as defined in the Plan.

The following table summarizes activity under the Plan in 2017:

Name	Executive Contributions in 2017 ($)(1)	Company Contributions in 2017 ($)(2)	Earnings/(Losses) in 2017 ($)	Withdrawals / Distributions in 2017 ($)	Balance as of 12/31/2017 (inclusive of 2017 and earlier activity) ($)(3)

Joseph W. Turgeon	60,000	30,000	46,744.57	(84,354)	473,564

Kurt A. Gustafson	147,000	73,500	150,587	—	1,078,930

Thomas J. Riga	128,417	64,208	62,655	—	496,197

Rajesh C. Shrotriya, M.D.	559,125	185,063	667,188	(301,329)	4,561,830

(1)	These amounts were also reported in the columns entitled “Salary” and/or “Bonus” in the Summary Compensation Table, and were not paid in addition to such amounts.

(2)	These amounts were also reported in the column entitled “All Other Compensation” in the Summary Compensation Table, and were not paid in addition to such amounts.

(3)
$30,000, $73,500, 64,208 and $185,063 of the amounts reflected in the “Balance as of 12/31/17” column for each of Messrs. Turgeon, Gustafson, Riga and Dr. Shrotriya, respectively, were reported in the column entitled “All Other Compensation” in the Summary Compensation Table in previous years.

Employment, Severance and Change in Control Agreements

We have entered into employment arrangements and Change in Control Severance Agreements with our named executive officers. The terms of the various agreements are discussed below.

We entered into an employment agreement with Dr. Shrotriya on January 2, 2008, as amended April 17, 2014. The employment agreement included severance benefits triggered by a termination of employment without cause, which occurred on December 17, 2017. The severance benefits for a termination without cause are the right to receive (a) a lump sum payment equivalent to the aggregate of two years’ cash compensation (base salary, cash bonus and the vehicle allowance paid to Dr. Shrotriya pursuant to Dr. Shrotriya’s employment agreement); (b) Company-paid continued coverage for Dr. Shrotriya and his eligible dependents under our existing health and benefit plans for two years; and (c) immediate vesting of all options, restricted shares and other equity-based awards granted to Dr. Shrotriya. Dr. Shrotriya will have three years to exercise all vested equity based awards. The value of these benefits as of December 17, 2017, including the value of all unvested equity awards that became vested on that date, was $5.6 million.

In March 2014, we entered into a Change in Control Severance Agreement, referred to as the Severance Agreement, with each of our named executive officers. Under each Severance Agreement, severance benefits are payable to the eligible officer if, during the term of the Severance Agreement, and within 12 months after a Change in Control (as defined in the Severance Agreement) has occurred, the eligible officer’s employment is terminated by us other than for Cause or the eligible officer resigns for Good Reason (each as defined in the Severance Agreement). Severance benefits under the Severance Agreement include: (i) the continuation of current base salary for a period of 12 months following termination of employment (24 months in the case of Mr. Turgeon, in accordance with his first amendment entered into in February 2015), and (ii) the payment of accrued benefits. Additionally, pursuant to the terms of Mr. Turgeon’s second amendment entered into in August 2015, his severance benefits also include (x) any earned and accrued but unpaid bonus with respect to fiscal years prior to the year of termination, and (y) a lump sum payment equal to one hundred twenty percent (120%) of his annual base salary.  The purpose of the Severance Agreements is, among other things, to provide the eligible officers with enhanced financial security and sufficient incentive and encouragement to remain in our employ prior to and during the completion of a Change in Control.

In April 2018, we entered into new employment agreements with Messrs. Turgeon, Gustafson and Riga which superseded the prior Change in Control Severance Agreements (the “Employment Agreements”). Under the terms of the Employment Agreements, if any executive is terminated by the Company for Cause (as defined in the Employment Agreements), or if any executive terminates his employment without Good Reason (as defined in the Employment Agreements), in each case, other than following a Change of Control (as defined in the Employment Agreements), such executive will be entitled to any unpaid base salary and benefits accrued through the date of termination.

If any executive is terminated by the Company without Cause, or if any executive terminates his employment with Good Reason, in each case, other than following a Change of Control, such executive will be entitled to receive any unpaid base salary and benefits accrued through the date of termination, as well as a lump sum payment equal to two years of base salary and two times the previous year’s bonus, as well as 18 months of Company-paid continued coverage for such executive and his dependents under the Company’s existing health and benefit plans. Such executive will also immediately vest in all options, restricted stock and other equity incentive compensation, and will vest in his performance-based awards pro rata based on the target award for such performance-based awards and the number of days he was employed by the Company during the applicable performance period, irrespective of actual performance.

If any executive is terminated by the Company without Cause, or if any executive terminates his employment with Good Reason, in each case, within 12 months following a Change of Control, such executive will be entitled to receive any unpaid base salary and benefits accrued through the date of termination, as well as two years of base salary (to be paid on a monthly basis over a 24-month period following termination) and a lump sum payment equal to two times the previous year’s bonus, as well as 18 months of Company-paid continued coverage for such executive and his dependents under the Company’s existing health and benefit plans. Such executive will also vest in all options, restricted stock and other equity incentive compensation immediately upon consummation of the Change of Control, and will vest in his performance-based awards pro rata based on the target award for such performance-based awards and the number of days he was employed by the Company before the Change of Control during the applicable performance period, irrespective of actual performance.

All severance payments due to an executive’s termination without Cause or with Good Reason are subject to the execution and delivery of a general waiver and release of claims within 90 days of termination.

Compensation and Benefits

Pursuant to the terms of each employment arrangement, the named executive officers will receive an annual base salary as stated in the definitive document, subject to adjustment by the Committee. Mr. Turgeon is eligible for a performance bonus of up to 70% of his base salary. Each of Messrs. Riga and Gustafson are eligible for a performance bonus of up to 50% of his base salary. The employment arrangements also provide for certain additional equity awards for each of the named executive officers. Our Committee may, in its sole discretion, award bonuses of cash, stock, or stock options from time to time to each of the named executive officers.

Under the employment arrangements, each named executive officer is entitled to receive additional employment benefits, including the right to participate in certain incentive plans, life, medical and dental benefits, and other standard benefits.
For additional information, see “Summary Compensation Table” earlier in this report.

Termination

As discussed above, each of the named executive officer’s employment arrangement is “at-will” for no specified term, and may be terminated by the named executive officer or us at any time for any reason or for no reason.

Potential Payments upon Termination or Following a Change in Control

The table below reflects the amount of compensation to be paid to or earned by each of our named executive officers in the event of the termination of such executive’s employment with us under different circumstances. The table describes, for each named executive officer, the amount of compensation payable upon (i) resignation without reason, (ii) death, (iii) disability, (iv) involuntary termination without cause, or resignation for good reason, (v) involuntary termination for cause or (vi) termination following a change in control of the Company (other than for cause or without good reason). Where applicable, the amounts shown assume that the termination was effective as of the last trading day of 2017, and use the closing price per share of our common stock on such date of $18.95. The amounts set forth in the table only reflect estimates of the amounts that would actually be paid out in connection with a particular termination event. The actual amounts to be paid out with respect to any particular termination can only be determined at the time of an executive’s termination.

	Resignation without Reason ($)	Death ($)	Disability ($)	Resignation for Good Reason	Involuntary Termination Without Cause/Non-renewal of Agreement by Company or Resignation for Good Reason ($)	Involuntary Termination For Cause ($)	Termination Within 12 Months Following Change in Control ($)
Joseph W. Turgeon
Cash Severance Payments (1)	—	—	—	—	—	—	2,262,000
Benefit Payments	—	—	—	—	—	—	—
Vesting Acceleration — Deferred Compensation Match (4)	—	—	—	—	—	—	30,000
Vesting Acceleration — Options (2)	—	—	—	—	—	—	3,066,587
Vesting Acceleration — Restricted Stock Awards (3)	—	—	—	—	—	—	2,227,326
Vesting Acceleration — Restricted Stock Units (5)	—	—	—	—	—	—	1,264,287

Total	—	—	—	—	—	—	8,850,200

Thomas J. Riga
Cash Severance Payments (1)	—	—	—	—	—	—	420,000
Benefit Payments	—	—	—	—	—	—	—
Vesting Acceleration — Deferred Compensation Match (4)	—	—	—	—	—	—	64,208
Vesting Acceleration — Options (2)	—	—	—	—	—	—	1,845,438
Vesting Acceleration — Restricted Stock (3)	—	—	—	—	—	—	1,491,782
Vesting Acceleration — Restricted Stock Units (5)	—	—	—	—	—	—	—

Total	—	—	—	—	—	—	3,821,428

Kurt A. Gustafson
Cash Severance Payments (1)	—	—	—	—	—	—	500,000
Benefit Payments	—	—	—	—	—	—	—
Vesting Acceleration — Deferred Compensation Match (4)	—	—	—	—	—	—	73,500
Vesting Acceleration — Options (2)	—	—	—	—	—	—	2,266,622
Vesting Acceleration — Restricted Stock (3)		—	—	—	—	—	1,186,687
Vesting Acceleration — Restricted Stock Units (5)	—	—	—	—	—	—	950,589

Total	—	—	—	—	—	—	4,977,398

(1)
Mr. Turgeon receives (i) 24 months of his current base salary (paid monthly over that period), (ii) accrued but unpaid bonus, and (iii) a special bonus payment equal to 120 percent of his current base salary, if terminated without cause (or by Mr. Turgeon for good reason) within 12 months following a change in control. Mr. Gustafson receives 12 months of his current base salary (paid monthly over that period) if terminated without cause (or by Mr. Gustafson for good reason) within 12 months following a change in control.

(2)	Messrs. Turgeon, Riga, and Gustafson’s options only vest if termination occurs within 12 months following a change in control.

(3)	Includes the aggregate fair market value of unvested restricted stock awards, which accelerate upon a change in control.

(4)	Includes Company matching amounts under the Non-Qualified Deferred Compensation Plan.

(5)	Includes the aggregate fair market value of unvested restricted stock units, which accelerate upon a change in control.

Compensation of Directors

Effective June 13, 2017, the Board increased the annual retainer for non-employee directors from $50,000 to $65,000. In addition, non-employee directors are entitled to receive additional retainer fees for their Board committee positions, in accordance with the fee table below. We also reimbursed non-employee directors for reasonable out-of-pocket expenses incurred with respect to their attendance at Board and committee meetings.
Non-Employee Director Fees

Annual Retainer (All)	$65,000
Additional Annual Retainer for Chairman of the Board(1)	$20,000
Additional Annual Retainer for Lead Director(2)	$20,000
Additional Annual Retainer for Audit Committee Chairperson	$20,000
Additional Annual Retainer for Compensation Committee Chairperson	$20,000
Additional Annual Retainer for Audit Committee Member	$10,000
Additional Annual Retainer for Compensation Committee Member	$10,000
(1) Effective December 17, 2017, Dr. Krassner was elected as Chairman of the Board, replacing Dr. Rajesh Shrotriya.
(2) Effective February 2, 2018, Dr. Lenaz was removed as Lead Director.

Annual Grants

In June 2017, each of our non-employee directors was granted options to purchase 20,000 shares of our common stock at an exercise price of $6.48 per share, the closing price of our common stock on the date immediately prior to the date of grant, subject to the terms of the 2009 Plan. The options vest as to 25% of the shares on the date of grant, and the remaining shares vest in three equal installments on each anniversary of the date of grant, subject to each director’s continued service through such date. In addition, each non-employee director was also issued 10,000 shares of restricted stock under the 2009 Plan. The restricted stock will vest 100% on June 13, 2018, subject to each director’s continued service through such date.

The following table shows compensation for our non-employee directors for the fiscal year ended December 31, 2017. Directors who were employees did not receive any compensation for their service as directors.

Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Raymond W. Cohen	$85,000	$64,800	$56,251	$206,051
Gilles R. Gagnon	$57,500	$64,800	$56,251	$178,551
Stuart M. Krassner	$67,500	$64,800	$56,251	$188,551
Luigi Lenaz	$96,250	$64,800	$56,251	$217,301
Anthony E. Maida	$81,250	$64,800	$56,251	$202,301
Dolatrai Vyas	$66,250	$64,800	$56,251	$187,301

(1)
Represents the grant date fair value of restricted stock awards calculated in accordance with FASB ASC Topic 718 calculated based on closing price of our common stock on the day preceding the grant date of the restricted stock awards multiplied by the number of shares granted. Restricted stock awards are subject to time-based vesting as described above.

These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares.

(2)
Represents the grant date fair value of the stock option awards calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. Stock options are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 6 to our financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 7, 2018.

Number of Options and Restricted Stock Awards Held by Non-Employee Directors at Fiscal Year-End 2017

Name	Stock Options (Vested and Unvested) (#)	Restricted Stock Awards (Unvested) (#)
Raymond W. Cohen	90,000	10,000
Gilles R. Gagnon	132,500	10,000
Stuart M. Krassner	310,000	10,000
Luigi Lenaz	245,000	10,000
Anthony E. Maida	273,300	10,000
Dolatrai Vyas	110,000	10,000

All of our directors, including our President and Chief Executive Officer, are subject to a stock ownership policy as described in more detail under the section entitled “Corporate Governance-Stock Ownership Policy.”

Risk Assessment of Compensation Policies and Practices

The Committee has considered the concept of risk as it relates to our executive compensation program. The Committee believes that, for the reasons set forth below, although the majority of compensation provided to our named executive officers is at-risk, our executive compensation programs do not encourage excessive risk taking and encourage our executive officers to remain focused on appropriate short-term and long-term financial and strategic goals that are tied to the creation of long-term value for our stockholders.

•
Our executive compensation program consists of an appropriate mix of guaranteed pay (salary, benefits and perquisites) and at-risk pay (annual cash bonuses and equity incentive awards) and the Committee reviews this mix annually. The guaranteed portion is designed to provide a minimum compensation base that is necessary to attract and retain executives, as well as to provide meaningful income to the executives regardless of stock price performance so that executives do not feel pressured to focus exclusively on stock price performance and other financial performance targets to the detriment of other important business metrics.

•
Our program establishes appropriate financial and strategic performance goals that are designed to advance our business objectives and encourage the creation of long-term value for our stockholders (as opposed to just short-term increases in our stock price). These performance goals reflect a mix of Company financial and strategic goals, and individual performance goals, so as not to place too much emphasis on any particular type of objective at the expense of others.

•
Our program encourages executive retention through both time-based and performance-based vesting provisions of our equity incentive awards. Our restricted stock and stock option equity awards generally vest over three or four years after their initial grant. Our performance-based unit awards vest based upon a measurement of our relative TSR over a two-year measurement period.

•
A significant portion of our equity incentive awards are granted in the form of stock options and performance-based units, which are only valuable if our stock price increases over time. This serves to align the interests of our executives with those of our stockholders.

•	The Committee retains ultimate oversight over the compensation of our named executive officers and maintains the ability to use discretion where appropriate.

•	Our internal controls and procedures, as well as our codes of conduct and ethics, also help mitigate risks associated with our executive compensation program.
Based on these considerations, the Committee has concluded that any risks arising from our executive compensation program are not reasonably likely to have a material adverse effect on us and do not encourage or place incentives on excessive or inappropriate risk-taking by our named executive officers or other employees.

Chief Executive Officer vs. Median Employee Pay Ratio

Presented below is the ratio of annual total compensation of Mr. Joseph W. Turgeon, our Chief Executive Officer, to the annual total compensation of our median employee (excluding our Chief Executive Officer), which we believe was calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

Annual total compensation for the fiscal year ended December 31, 2017 was $2,350,385 for our Chief Executive Officer and $163,390 for our median employee. These amounts were determined in accordance with SEC rules and included (as applicable): (i) base salary or hourly wages, (ii) cash bonuses, (iii) commissions, (iv) stock-based compensation, (v) matching contributions under our nonqualified deferred compensation plan, and (vi) taxable fringe benefits. As calculated in this manner, the ratio of our Chief Executive Officer’s total compensation to our median employee’s total compensation for 2017 is approximately 14 to 1.

In identifying our median compensated employee, we used the W-2 "Box 1" amount for each U.S. employee for the year ended December 31, 2017. Comparable cash elements of compensation in non-U.S. jurisdictions were also used for 14 non-resident employees in India. All compensation amounts were annualized for permanent employees who did not work for the entire year, such as new hires and employees on paid or unpaid leaves of absence.

We selected the median employee from among 222 full-time and part-time workers who were employed as of December 31, 2017 (as permitted by Item 402(u) of Regulation S-K, we excluded three Canadian employees pursuant to the de minimis exemption for foreign employees). The CEO pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the CEO pay ratio permit companies to employ a wide range of methodologies, estimates and assumptions. As a result, the CEO pay ratios reported by other companies, which may have employed other permitted methodologies or assumptions and which may have a significantly different work force structure from ours, are likely not comparable to our CEO pay ratio.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes all of our equity compensation plans, including those approved by stockholders and those not approved by stockholders, as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights (a)	Weighted-average Exercise Price of Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)(2)	13,857,213	$6.89	14,582,888
Equity compensation plans not approved by security holders(3)	445,000	$6.78	—
Employee Stock Purchase Plan approved by security holders	—	—	8,968,654
Total	14,302,213	$6.84	23,551,542

(1)
We currently have two stock incentive plans: the 2003 Amended and Restated Incentive Award Plan (the “2003 Plan”), and the 2009 Plan, each of which have been approved by our Board and stockholders. Subsequent to the adoption of the 2009 Plan, no new options have been granted pursuant the 2003 Plan, however awards outstanding under the 2003 Plan continued to be governed by its terms, and our Board may not grant additional awards under the 2003 Plan.

(2)
The Board and the stockholders initially approved 10,000,000 shares of common stock available for issuance under the 2009 Plan. Beginning on January 1, 2010, and on each January 1st thereafter during the term of the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan will increase by the greater of (i) 2,500,000 and (ii) a number of shares such that the total number of shares of common stock available for issuance under the 2009 Plan will equal 30% of the number of shares of common stock then issued and outstanding. As of April 2, 2018, a total of 103,935,398 shares were authorized for issuance under the 2009 Plan.

(3)
The amount in column (a) reflects the number of shares of our common stock that are issuable upon exercise of warrants issued to certain non-employees under plans approved by our Board that are not required to be approved by our stockholders pursuant to the NASDAQ Listing Rules.

Security Ownership of Certain Beneficial Owners, Executive Officers and Directors

Based on information publicly filed and provided to us by certain holders, the following table shows the amount of our common stock beneficially owned as of April 2, 2018 (unless otherwise indicated) by holders of more than 5% of the outstanding shares of common stock, other than with respect to Dr. Rajesh C. Shrotriya (our former Chairman and Chief Executive Officer) whose ownership is included in the second table below. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and/or investment power with respect to our common stock, unless footnoted to the contrary. Under these rules, shares of common stock subject to any option, warrant or right that is exercisable or convertible within 60 days of April 2, 2018 are deemed beneficially owned and outstanding for computing the percentage ownership of the individual or entity holding such securities, but are not considered outstanding for computing the percentage ownership of any other person. For purposes of the following tables, the percentage ownership is based upon 103,935,398 shares of our common stock, including restricted shares of our common stock, outstanding as of April 2, 2018.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
BlackRock, Inc. (1)	15,989,930	15.90%
55 East 52nd Street New York, NY 10055

The Vanguard Group (2)	7,932,194	7.88%
100 Vanguard Blvd. Malvern, PA 19355

Consonance Capital Management LP and affiliates(3)	7,383,466	7.33%
1370 Avenue of the Americas Floor 33 New York, NY 10019
FMR LLC (4)	7,035,678	6.99%
245 Summer Street Boston, MA 02210

Renaissance Technologies LLC(5)	6,180,917	6.14%
800 Third Avenue New York, NY 10022
PRIMECAP Management Company(6)	5,666,000	5.63%
177 E. Colorado Blvd. 11th Floor Pasadena, CA 91105
___________

(1)
The information set forth herein is based solely on information contained in Amendment No. 9 to Schedule 13G filed with the SEC on January 19, 2018 by BlackRock, Inc. or BlackRock. BlackRock has sole voting power over 15,769,753 shares of our common stock and sole dispositive power over 15,989,930 shares of our common stock.

(2)
The information set forth herein is based solely on information contained in Amendment No. 5 to Schedule 13G filed with the SEC on February 12, 2018 by The Vanguard Group. The Vanguard Group has sole voting power over 98,216 shares of our common stock, shared voting power over 13,474 shares of our common stock, sole dispositive power over 7,828,304 shares of our common stock, and shared dispositive power over 103,890 shares of our common stock. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 90,416 shares of our common stock as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 21,274 shares of our common stock as a result of its serving as investment manager of Australian investment offerings.

(3)
The information set forth herein is based solely on information contained in a Schedule 13G filed with the SEC on February 14, 2018 by Consonance Capital Management LP, Consonance Capital Opportunity Fund Management LP, Mitchell Blutt and Consonance Capman GP LLC. Consists of 7,208,460 shares of our common stock held by Consonance Capital Master Account LP (Consonance Master”) and 175,006 shares of our common stock held by Consonance Capital Opportunity Fund Management LP (“Consonance Opportunity”). Consonance Capital Management LP (the “Adviser”) is the investment adviser of Consonance Master and, pursuant to an investment advisory agreement, exercises voting and dispositive power over the 7,208,460 shares of our common stock held by Consonance Master. Consonance Capman GP LLC (“Capman”) is the general partner of the Adviser and Mitchell Blutt, as the Manager and Member of Capman and Chief Executive Officer of the Adviser, may be deemed to control Capman and the Adviser. As such, each of the Adviser, Capman and Mr. Blutt may be deemed to beneficially own the 7,208,460 shares of our common stock, and each has shared voting and dispositive power over such shares. Capman is the general partner of Consonance Opportunity and Mitchell Blutt, as the Manager and Member of Capman, may be deemed to control Capman and Consonance Opportunity. As such, each of Consonance Opportunity, Capman and Mr. Blutt may be deemed to beneficially own the 175,006 shares of our common stock held by Consonance Opportunity, and each has shared voting and dispositive power over such shares.

(4)
The information set forth herein is based solely on information contained in an Amendment to Schedule 13G filed with the SEC on February 13, 2018 by FMR LLC (“FMR”). FMR is the beneficial owner of 7,035,678 shares as described below. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the subject shares; rather, such voting power is with the various funds’ Boards of Trustees.

(5)
The information set forth herein is based solely on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2018 by Renaissance Technologies LLC (“RTC”), and Renaissance Technologies Holdings Corporation “(RTHC”). RTC and RTCH have sole voting and dispositive power over 6,180,917 shares of our common stock. RTHC may be deemed to beneficially own the 6,180,917 shares of our common stock due to its majority ownership of RTC.

(6)
The information set forth herein is based solely on information contained in Schedule 13G filed with the SEC on February 8, 2018 by PRIMECAP Management Company (“PRIMECAP”). PRIMECAP has sole voting power over 5,365,000 shares of our common stock and sole dispositive power over 5,666,000 shares of our common stock.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 2, 2018 by: (i) each of our directors and director nominees, (ii) each of our named executive officers, and (iii) all of our directors, director nominees and executive officers as a group. Unless otherwise noted, we believe that each person listed below has sole voting power and sole investment power with respect to shares shown as owned by him or her. Information as to beneficial ownership is based upon statements furnished to us or filed with the SEC by such persons. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and/or investment power with respect to our common stock, unless footnoted to the contrary. Unless otherwise indicated, the business address of each stockholder listed below is c/o Spectrum Pharmaceuticals, Inc., 11500 South Eastern Avenue, Suite 240, Henderson, Nevada 89052.

Name of Beneficial Owner	Options (1)	Shares		Total Beneficially Owned (2)		Percent of Shares Outstanding
Joseph W. Turgeon	971,528	335,984	(3)	1,307,512	(3)	1.25%
Kurt A. Gustafson	730,355	202,029	(4)	932,384	(4)	*
Thomas J. Riga	319,831	258,620	(5)	578,451	(5)	*
William L. Ashton	0	0		0		*
Raymond W. Cohen	60,000	38,125	(6)	98,125	(6)	*
Gilles R. Gagnon	102,500	82,500	(7)	185,000	(7)	*
Stuart M. Krassner	250,000	53,257	(8)	303,257	(8)	*
Luigi Lenaz	215,000	69,077	(9)	284,077	(9)	*
Anthony E. Maida	243,300	22,988	(10)	266,288	(10)	*
Rajesh C. Shrotriya, M.D.	1,175,864	4,853,930	(11)	6,029,794	(11)	5.74%
Dolatrai Vyas	80,000	37,079	(12)	117,079	(12)	*
Bernice R. Welles, M.D.	0	0		0		*
All executive officers and directors/director nominees as a group (12 persons)	4,148,378	5,953,589	(13)	10,101,967	(13)	9.35%
__________
*    Represents ownership of less than 1%

(1)	Represents options to purchase shares of common stock that are exercisable within 60 days of April 2, 2018.

(2)
Shares of common stock subject to options to purchase shares of common stock that are exercisable within 60 days of April 2, 2018, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(3)	The number of shares includes 84,747 unvested restricted shares of our common stock subject to future vesting.

(4)	The number of shares includes 52,026 unvested restricted shares of our common stock subject to future vesting.

(5)	The number of shares includes 148,000 unvested restricted shares of our common stock subject to future vesting.

(6)	The number of shares includes 10,000 unvested restricted shares of our common stock subject to future vesting.

(7)	The number of shares includes 10,000 unvested restricted shares of our common stock subject to future vesting.

(8)	The number of shares includes 10,000 unvested restricted shares of our common stock subject to future vesting.

(9)	The number of shares includes 10,000 unvested restricted shares of our common stock subject to future vesting.

(10)	The number of shares includes 10,000 unvested restricted shares of our common stock subject to future vesting.

(11)
The number of shares includes (i) 1,787,542 shares held indirectly through Dr. Shrotriya’s spouse, as trustee of the Shrotriya Gift Trust, (ii) 1,465,963 shares held indirectly by Dr. Shrotriya as the trustee of the CS Family Trust, (iii) 1,243,284 shares held indirectly through Dr. Shrotriya’s spouse, as trustee of the RS Irrevocable Trust, (iv) 67,144 shares held indirectly by Dr. Shrotriya as a director and officer of the Shrotriya Family Foundation, a Nevada nonprofit corporation, (v) 9,523 shares held indirectly through Dr. Shrotriya’s spouse, (vi) 200,652 shares held jointly with Dr. Shrotriya’s spouse, (vii) 40,000 shares held in a ROTH IRA, and (viii) 28,907 shares held in Dr. Shrotriya’s 401k plan.

(12)    The number of shares includes 10,000 unvested restricted shares of our common stock subject to future vesting.

(13)    The number of shares includes 344,773 unvested restricted shares of our common stock subject to future vesting.

We are not aware of any arrangements that have resulted, or may at a subsequent date result, in a change in control of Spectrum.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

For disclosures relating to certain transactions with related parties, see the “Compensation Discussion and Analysis — Employment, Severance and Change in Control Agreements” section of this report.

There are no other transactions, or series of similar transactions, since January 1, 2017, or any currently proposed transaction, to which we are a party that requires disclosure under Item 404(a) of Regulation S-K.
Policy on the Review, Approval or Ratification of Transactions with Related Persons
We have adopted a written policy for approval or ratification of all transactions with related parties that are required to be reported under Item 404(a) of Regulation S-K. The policy provides that the Audit Committee of the Board will review the material facts of all transactions and either approve or disapprove of the entry into the transaction.
The Audit Committee may establish that certain transactions may be pre-approved by the Audit Committee. However, the Audit Committee has not identified any such transactions.
No director may participate in the approval of a transaction for which he or she is a related party. The director must provide all material information concerning the transaction to the Audit Committee.

There were no transactions with related parties required to be reported under Item 404(a) of Regulation S-K since January 1, 2017 where the above policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table summarizes aggregate fees billed to us for professional services rendered by Deloitte & Touche LLP in its capacity as our principal independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit Fees	$1,223,400	$1,227,197
Audit-Related Fees	69,300	187,785
Tax Fees	171,808	309,649
Total	$1,464,508	$1,724,631

The fees billed to us during or related to the fiscal years ended December 31, 2017 and 2016 consist solely of audit fees, audit-related fees, and tax fees, as follows:

Audit Fees.    Represents the aggregate fees billed to us by our principal independent registered public accounting firm for professional services rendered for the audit of our annual consolidated financial statements and our internal control over financial reporting, for the reviews of our consolidated financial statements included in our Form 10-Q filings for each fiscal quarter, and the preparation of comfort letters and consents with respect to registration statements.

Audit-Related Fees.    Represents the aggregate fees billed to us by our principal independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit and review of our consolidated financial statements that are not already reported in Audit Fees. These services include accounting consultations and attestation services that are not required by statute.

Tax Fees.    Represents the aggregate fees billed to us by our principal independent registered public accounting firm for professional services rendered for tax returns, compliance and tax advice.

All Other Fees.    We did not incur any other fees to Deloitte & Touche LLP as our principal independent registered public accounting firm during the fiscal years ended December 31, 2017 and 2016.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor

All audit and non-audit services by our independent registered public accounting firm were pre-approved by our Audit Committee. For audit services, Deloitte & Touche LLP provides the Audit Committee with an audit plan, including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit. Pursuant to its charter, the Audit Committee may establish pre-approval policies and procedures, subject to SEC and NASDAQ rules and regulations, to approve audit and non-audit service, although, it has not yet done so.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Annual Report on Form 10-K/A:
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

(b) Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this report. For exhibits that previously have been filed, the Company incorporates those exhibits herein by reference. The exhibit table below includes the Form Type and Filing Date of the previous filing and the original exhibit number in the previous filing which is being incorporated by reference herein.

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
		8-K	001-35006	2.1, 2.2, and 2.3	4/5/12

2.6	Securities Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc., certain entities affiliated with Warburg Pincus & Co. and certain entities affiliated with Deerfield Management, LLC.	8-K	001-35006	2.1	7/19/13

2.7	Stock Purchase Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Eagle Acquisition Merger Sub, Inc. and Talon Therapeutics, Inc.	8-K	001-35006	2.2	7/19/13

2.8	Contingent Value Rights Agreement, dated July 16, 2013, by and among Spectrum Pharmaceuticals, Inc., Talon Therapeutics, Inc. and Corporate Stock Transfer Inc. as rights agent.	8-K	001-35006	2.3	7/19/13

2.9	Exchange Agreement, dated July 16, 2013, by and among Talon Therapeutics, Inc. and certain entities affiliated with Deerfield Management, LLC, including the Registration Rights Agreement by and among Spectrum Pharmaceuticals, Inc. and certain entities affiliated with Deerfield Management, LLC, as Exhibit A thereto.	8-K	001-35006	2.4	7/19/13

3.1	Certificate of Incorporation, as amended through June 24, 2011.	10-K	001-35006	3.1	3/2/12

3.2	Third Amended and Restated Bylaws of Spectrum Pharmaceuticals, Inc.	8-K	001-35006	3.1	3/29/18

4.1	Rights Agreement, dated December 13, 2010, between Spectrum Pharmaceuticals, Inc. and ComputerShare Trust Company, N.A. (formerly U.S. Stock Transfer Corporation), as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series B Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights of Stockholder Rights Plan.	8-K	000-28782	4.1	12/13/10

4.2	First Amendment to Rights Agreement, dated October 13, 2017, by and between Spectrum Pharmaceuticals, Inc. and Computershare Trust Company, N.A., as Rights Agent.	8-K	001-35006	4.1	10/13/17

4.3	Registration Rights and Stockholder Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.	10-K	001-35006	4.2	3/12/14

4.4	Indenture, dated December 23, 2013, by and between Spectrum Pharmaceuticals, Inc. and Wilmington Trust, National Association.	8-K	001-35006	4.1	12/23/13

4.5	Form of Note for Spectrum Pharmaceuticals, Inc.’s 2.75% Convertible Senior Notes due 2018 (included in Exhibit A to the Indenture).	8-K	001-35006	4.1	12/23/13

10.1	Sublease Agreement, dated December 2, 2010, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation.	10-K	001-35006	10.1	3/10/11

10.2	First Amendment to Sublease Agreement, dated November 16, 2011, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation.	10-K	001-35006	10.2	3/2/12

10.3	Second Amendment to Sublease Agreement, dated November 12, 2012, between Spectrum Pharmaceuticals, Inc. and Del Webb Corporation.	10-K	001-35006	10.10	2/28/13

10.4	Industrial Lease Agreement, dated January 16, 1997, between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-KSB	000-28782	10.11	3/31/97

10.5	First Amendment, dated March 25, 2004, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-Q	000-28782	10.1	5/17/04

10.6	Second Amendment, dated March 7, 2006, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.6	3/12/14

10.7	Third Amendment, dated February 12, 2006, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.7	3/12/14

10.8	Fourth Amendment, dated July 29, 2009, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	000-28782	10.29	4/5/10

10.9	Fifth Amendment, dated November 21, 2013, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.9	3/12/14

10.10	Sixth Amendment, dated January 31, 2014, to Industrial Lease Agreement dated January 16, 1997 by and between Spectrum Pharmaceuticals, Inc. and the Irvine Company.	10-K	001-35006	10.10	3/12/14

10.11	Lease Agreement, dated April 7, 2014, by and between Spectrum Pharmaceuticals, Inc. and 11500 South Eastern Avenue, LLC.	10-Q	001-35006	10.1	8/8/14

10.12	Preferred Stock and Warrant Purchase Agreement, dated September 26, 2003, by and among Spectrum Pharmaceuticals, Inc. and the purchasers listed on Schedule 1 attached thereto.	8-K	000-28782	10.1	9/30/03

10.13*	Form of Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan.	8-K	000-28782	10.1	12/17/04

10.14*	Form of Non-Employee Director Stock Option Agreement under the 2003 Amended and Restated Incentive Award Plan.	10-Q	000-28782	10.5	5/10/05

10.15*	2003 Amended and Restated Incentive Award Plan.	8-K	000-28782	10.1	7/2/09

10.16*	Amendment No. 1 to 2003 Amended and Restated Incentive Award Plan.	10-Q	001-35006	10.1	11/6/15

10.17*	Deferred Compensation Plan	S-8	333-176681	4.1	9/6/11

10.18*	Executive Employment Agreement entered into June 20, 2008 and effective as of January 2, 2008 by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya.	8-K	000-28782	10.1	6/26/08

10.19*	First Amendment to Executive Employment Agreement, dated April 17, 2014, by and between Spectrum Pharmaceuticals, Inc. and Dr. Rajesh C. Shrotriya.	10-Q	001-35006	10.2	8/8/14

10.20*	Form of Change in Control Severance Agreement.	8-K	001-35006	10.1	3/31/14

10.21*	First Amendment to Change in Control Severance Agreement, dated February 18, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-K	001-35006	10.22	3/14/16

10.22*	Second Amendment to Change in Control Severance Agreement, dated August 6, 2015, by and between Spectrum Pharmaceuticals, Inc. and Joseph W. Turgeon.	10-Q	001-35006	10.2	8/7/15

10.23*	Form of Indemnity Agreement of Spectrum Pharmaceuticals, Inc.	10-K	000-28782	10.32	3/31/09

10.24*	2009 Employee Stock Purchase Plan.	S-8	333-160312	99.1	6/29/09

10.25*	2009 Incentive Award Plan.	S-8	333-160312	99.2	6/29/09

10.26*	Term Sheet for 2009 Incentive Award Plan Stock Option Award.	10-Q	000-28782	10.8	8/13/09

10.27*	Term Sheet for 2009 Incentive Award Plan, Nonqualified Stock Option Award Awarded to Non-Employee Directors (Revised July 2012).	10-Q	001-35006	10.2	11/9/12

10.28*	Term Sheet for 2009 Incentive Award Plan, Restricted Stock Award.	10-Q	000-28782	10.10	8/13/09

10.29*	Amendment No. 1 to 2009 Incentive Award Plan.	10-Q	001-35006	10.2	11/6/15

10.30*	Form of Performance Unit Award Agreement under 2009 Incentive Award Plan	10-Q	001-35006	10.2	5/4/17

10.31*	License and Collaboration Agreement, dated February 2, 2010, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.	10-K	000-28782	10.37	4/5/10

10.32#	Amendment to License and Collaboration Agreement, dated October 3, 2013, by and between Spectrum Pharmaceuticals, Inc. and Topotarget A/S.	8-K/A	001-35006	99.1	11/18/13

10.33#	License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated December 23, 2002 and amended May 9, 2006 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q/A	000-29815	10.1	8/17/12

10.34#	Second Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated November 6, 2007 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-K	000-29815	10.13.1	3/1/10

10.35#	Third Amendment to License Agreement for 10-Propargyl-10-Deazaaminopterin “PDX” dated May 10, 2011 between Allos Therapeutics, Inc. and SRI International, Sloan-Kettering Institute for Cancer Research and Southern Research Institute.	10-Q	000-29815	10.3	8/4/11

10.36#	Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited.	10-Q	001-35006	10.1	8/9/13

10.36#	First Amendment to Amended and Restated License, Development and Commercialization Agreement, dated May 29, 2015, by and between Allos Therapeutics, Inc. and Mundipharma International Corporation Limited.	10-Q	001-35006	10.1	8/7/15

10.37#	Amended and Restated Supply Agreement, dated May 29, 2013, by and between Allos Therapeutics, Inc. and Mundipharma Medical Company.	10-Q	001-35006	10.2	8/9/13

10.38	License Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.	10-Q	001-35006	10.8	11/9/12

10.39	License-Back Agreement, dated December 21, 2007, by and between Biogen Idec Inc. and Cell Therapeutics, Inc.	10-Q	001-35006	10.9	11/9/12

10.40#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., SmithKline Beecham Corporation d/b/a GlaxoSmithKline and Glaxo Group Limited.	10-Q	001-35006	10.11	11/9/12

10.41#	Sublicense Agreement, dated December 21, 2007, by and among Cell Therapeutics, Inc., Biogen Idec Inc., Corixa Corporation, Coulter Pharmaceutical, Inc., The Regents of the University of Michigan and SmithKline Beecham Corporation d/b/a GlaxoSmithKline.	10-K	001-35006	10.41	3/7/18

10.42	Security Agreement, dated December 15, 2008, by and between RIT Oncology, LLC and Biogen Idec Inc.	10-K	001-35006	10.35	3/10/11

10.43#	Omnibus Amendment to Zevalin Supply Arrangements, dated October 1, 2012, by and between Biogen Idec US Corporation and RIT Oncology, LLC, a wholly-owned subsidiary of Spectrum Pharmaceuticals, Inc.	10-Q	001-35006	10.14	11/9/12

10.44	License Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.	10-Q	001-35006	10.16	11/9/12

10.45	First Amendment to License Agreement, dated June 20, 2014, by and between Spectrum Pharmaceuticals, Inc. and Merck Eprova AG.	8-K	001-35006	99.1	6/26/14

10.46	Manufacturing and Supply Agreement, dated May 23, 2006, by and between Merck Eprova AG and Spectrum Pharmaceuticals, Inc.	10-Q	001-35006	10.17	11/9/12

10.47#	License Agreement, dated March 8, 2013, by and between Spectrum Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc.	10-Q	001-35006	10.1	5/9/13

10.48	Purchase Agreement, dated December 17, 2013, by and among Spectrum Pharmaceuticals, Inc., Jefferies LLC and RBC Capital Markets, LLC.	8-K	001-35006	10.1	12/23/13

10.49	Base Call Option Transaction Confirmation, dated as of December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.2	12/23/13

10.50	Base Warrant Transaction Confirmation, dated December 17, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.3	12/23/13

10.51	Additional Call Option Transaction Confirmation, dated December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.4	12/23/13

10.52	Additional Warrant Transaction Confirmation, dated December 20, 2013, by and between Spectrum Pharmaceuticals, Inc. and Royal Bank of Canada.	8-K	001-35006	10.5	12/23/13

10.53#	Co-Promotion Agreement, dated November 4, 2015, by and between Eagle Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc.	10-K	001-35006	10.54	3/14/16

10.54#	License and Asset Purchase Agreement, dated November 16, 2015, by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma International Corporation Limited, dated November 16, 2015.	10-K/A	001-35006	10.55	3/14/16

10.55#	Supply Agreement, dated November 16, 2015, by and between Spectrum Pharmaceuticals Cayman, L.P. and Mundipharma Medical Company, dated November 16, 2015.	10-K	001-35006	10.56	3/14/16

10.56	At Market Issuance Sales Agreement dated December 23, 2015, by and among Spectrum Pharmaceuticals, Inc., FBR Capital Markets & Co., MLV & Co. LLC and H.C. Wainwright & Co., LLC.	S-3	333-208760	1.2	12/23/15

10.57	At Market Issuance Sales Agreement, dated August 4, 2017, between Spectrum Pharmaceuticals, Inc., H.C. Wainwright & Co., LLC, FBR Capital Markets & Co. and MLV & Co. LLC.	8-K	001-35006	1.1	8/4/17

21.1	Subsidiaries of Registrant.	10-K	001-35006	21.1	3/7/18

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).	10-K	001-35006	23.1	3/7/18

24.1	Power of Attorney (included in the signature page)	10-K	001-35006	24.1	3/7/18

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	10-K	001-35006	31.1	3/7/18

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	10-K	001-35006	31.2	3/7/18

31.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(b) of the Securities Exchange Act of 1934.					X
31.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(b) of the Securities Exchange Act of 1934.					X
32.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	10-K	001-35006	32.1	3/7/18

32.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	10-K	001-35006	32.2	3/7/18

101.INS	XBRL Instance Document	10-K	001-35006	101.INS	3/7/18

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-35006	101.SCH	3/7/18

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-35006	101.CAL	3/7/18

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-35006	101.DEF	3/7/18

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-35006	101.LAB	3/7/18

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-35006	101.PRE	3/7/18

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
Date: April 30, 2018